Form 10-Q
period 2010-06-30
BIOVAIL Corp
filed 2010-08-06
CIK 885590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

        Common shares, no par value — 158,602,025 shares issued and outstanding at August 3, 2010

BIOVAIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
INDEX

i

BIOVAIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
BASIS OF PRESENTATION

General

        Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company", "Biovail", "we", "us", "our" or similar words or phrases are to Biovail Corporation and its subsidiaries, taken together.

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

FORWARD-LOOKING STATEMENTS

        Caution regarding forward-looking information and statements and "Safe Harbor" statements under the U.S. Private Securities Litigation Reform Act of 1995:

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

        These forward-looking statements relate to, among other things, our objectives, goals, strategies, beliefs, intentions, plans, estimates and outlook, including, without limitation:

  •
  the proposed merger between Biovail and Valeant Pharmaceuticals International ("Valeant"), including future financial and operating results and the combined company's plans, objectives, expectations and intentions and other statements that are not historical facts;

  •
  closing of the proposed merger, including, but not limited to, our ability to satisfy the closing conditions and the timing thereof;

  •
  the impact of healthcare reform in the U.S. and elsewhere, including the healthcare reform legislation enacted in the U.S. in March 2010, which may adversely affect the amount of reimbursement we receive for our products;

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

  •
  our intent, timing and ability to close our Carolina, Puerto Rico manufacturing facility and operations and the anticipated impact of such closure;

  •
  the expected impact on revenues and expenses relating to the disposition of non-core assets;

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

  •
  the timing, results and progress of research and development and regulatory approval efforts;

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

  •
  our intent and ability to use a net share settlement approach upon conversion of our 5.375% Senior Convertible Notes due August 1, 2014 (the "Convertible Notes");

  •
  additional expected charges and anticipated annual savings related to ongoing or planned efficiency initiatives;

  •
  our expected capital expenditures; and

  •
  expected impact of the adoption of new accounting guidance.

        Forward-looking statements can generally be identified by the use of words such as "believe", "anticipate", "expect", "intend", "plan", "continue", "will", "may", "could", "would", "target", "potential" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

  •
  the risk that the anticipated benefits and synergies from the proposed merger between Biovail and Valeant cannot be fully realized or may take longer to realize than expected, due to, among other things:

  •
  the failure to receive, on a timely basis or otherwise, the required approvals by Valeant stockholders, Biovail shareholders and government or regulatory agencies;

  •
  the risk that a condition to closing of the proposed merger may not be satisfied;

  •
  the risk that the businesses will not be integrated successfully, or that the integration will be more costly or more time consuming and complex than anticipated;

  •
  the risk that disruption from the proposed merger will make maintaining business and operational relationships more difficult; and

  •
  the ability of the combined company to retain and hire key personnel and maintain relationships with customers, suppliers or other business partners;

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

  •
  the continuation of the recent economic and market turmoil, which could result in fluctuations in currency exchange rates and interest rates;

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

  •
  the disruption of delivery of our products and the routine flow of manufactured goods across the U.S. border; and

  •
  other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the "SEC") and the Canadian Securities Administrators (the "CSA"), as well as our ability to anticipate and manage the risks associated with the foregoing.

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in the body of this Form 10-Q, as well as under Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in the section entitled "Risk Factors" of our draft Registration Statement on Form S-4 filed with the SEC on July 21, 2010 and with the CSA on July 23, 2010. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to our Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. We undertake no obligation to update or revise any forward-looking statement, except as may be required by law.

v

 PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

BIOVAIL CORPORATION

CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles
(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	At June 30 2010	At December 31 2009
ASSETS
Current
Cash and cash equivalents	$176,566	$114,463
Marketable securities	6,238	9,566
Accounts receivable	114,409	119,919
Inventories	88,134	82,773
Prepaid expenses and other current assets	9,576	15,377
Deferred tax assets, net of valuation allowance	12,400	—
Assets held for sale	7,117	8,542

	414,440	350,640
Marketable securities	9,660	11,516
Property, plant and equipment, net	96,480	103,848
Intangible assets, net	1,263,993	1,335,222
Goodwill	100,294	100,294
Deferred tax assets, net of valuation allowance	115,400	132,800
Other long-term assets, net	29,456	32,724

	$2,029,723	$2,067,044

LIABILITIES
Current
Accounts payable	$41,880	$72,022
Dividends payable	15,064	14,246
Accrued liabilities	125,471	121,898
Accrued legal settlements	2,000	7,950
Income taxes payable	11,323	6,846
Deferred revenue	21,131	21,834
Current portion of long-term obligations	16,284	12,110
Liabilities held for sale	1,083	—

	234,236	256,906
Deferred revenue	59,446	69,247
Income taxes payable	66,900	66,200
Long-term obligations	302,939	313,975
Other long-term liabilities	5,519	6,344

	669,040	712,672

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 158,583,775 and 158,310,884 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,468,245	1,465,004
Additional paid-in capital	95,070	91,768
Accumulated deficit	(244,669)	(245,974)
Accumulated other comprehensive income	42,037	43,574

	1,360,683	1,354,372

	$2,029,723	$2,067,044

Commitments and contingencies (note 14)

The accompanying notes are an integral part of the consolidated financial statements.

BIOVAIL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

In accordance with United States Generally Accepted Accounting Principles
(All dollar amounts are expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
REVENUE
Product sales	$231,245	$187,716	$443,278	$353,109
Research and development	2,717	3,255	5,641	6,970
Royalty and other	4,809	2,564	9,487	6,775

	238,771	193,535	458,406	366,854

EXPENSES
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	63,850	50,057	122,805	94,897
Research and development	37,258	44,692	104,145	59,220
Selling, general and administrative	45,094	49,498	88,607	92,742
Amortization of intangible assets	33,299	21,778	66,599	37,281
Restructuring costs	2,881	11,367	3,494	12,715
Acquisition-related costs	7,577	5,596	7,577	5,596
Legal settlements	—	—	—	241

	189,959	182,988	393,227	302,692

Operating income	48,812	10,547	65,179	64,162
Interest income	234	251	422	585
Interest expense	(9,952)	(4,049)	(19,779)	(4,389)
Foreign exchange gain	667	314	44	721
Impairment loss on debt securities	(392)	(1,617)	(547)	(4,324)
Gain on auction rate security settlement	—	22,000	—	22,000
Gain on disposal of investments	—	344	—	338

Income before provision for income taxes	39,369	27,790	45,319	79,093
Provision for income taxes	5,400	3,700	14,500	16,000

Net income	$33,969	$24,090	$30,819	$63,093

Basic and diluted earnings per share	$0.21	$0.15	$0.19	$0.40

Weighted-average number of common shares outstanding (000s)
Basic	158,510	158,224	158,449	158,222
Diluted	161,019	158,331	160,115	158,301

Cash dividends declared per share	$0.095	$0.090	$0.185	$0.465

The accompanying notes are an integral part of the consolidated financial statements.

BIOVAIL CORPORATION

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT

In accordance with United States Generally Accepted Accounting Principles
(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Accumulated deficit, beginning of period	$(263,464)	$(340,356)	$(245,974)	$(319,909)
Net income	33,969	24,090	30,819	63,093
Cash dividends declared and dividend equivalents	(15,174)	(14,243)	(29,514)	(73,693)

Accumulated deficit, end of period	$(244,669)	$(330,509)	$(244,669)	$(330,509)

The accompanying notes are an integral part of the consolidated financial statements.

BIOVAIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles
(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,969	$24,090	$30,819	$63,093
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,233	32,089	80,281	58,780
Amortization of deferred revenue	(4,776)	(5,301)	(9,551)	(10,601)
Amortization of discounts on long-term obligations	2,837	564	5,638	564
Amortization and write-down of deferred financing costs	1,332	968	2,644	1,098
Acquired in-process research and development	10,242	30,414	61,245	30,414
Deferred income taxes	700	400	5,000	8,200
Payment of accrued legal settlements	—	—	(5,950)	(6,158)
Addition to accrued legal settlements	—	—	—	241
Stock-based compensation	1,895	1,334	3,552	3,091
Impairment charges	392	9,674	547	12,381
Gain on disposal of investments	—	(344)	—	(338)
Other	(154)	192	(676)	169
Changes in operating assets and liabilities:
Accounts receivable	(11,397)	(14,204)	3,662	(7,365)
Insurance recoveries receivable	—	—	—	770
Inventories	9,036	(9,960)	(5,822)	(8,734)
Prepaid expenses and other current assets	2,961	2,770	5,236	5,980
Accounts payable	(566)	6,223	(30,296)	(10,111)
Accrued liabilities	17,803	20,512	3,000	11,736
Income taxes payable	3,676	(320)	5,077	690
Deferred revenue	730	(2,020)	(740)	(9,847)

Net cash provided by operating activities	108,913	97,081	153,666	144,053

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(10,242)	(540,889)	(60,245)	(540,889)
Proceeds from sale of property, plant and equipment	—	—	8,542	—
Additions to property, plant and equipment	(2,860)	(842)	(6,494)	(1,628)
Proceeds from sales and maturities of marketable securities	3,750	1,065	4,965	1,065
Acquisition of business	—	(200,000)	—	(200,000)
Proceeds from sale and leaseback of assets	—	5,300	—	5,300
Transfer to restricted cash	—	—	—	(5,250)
Additions to marketable securities	—	(1,744)	—	(2,763)
Other	—	357	—	370

Net cash used in investing activities	(9,352)	(736,753)	(53,232)	(743,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(14,256)	(59,331)	(28,502)	(118,662)
Repayment of other long-term obligations	(12,500)	—	(12,500)	—
Proceeds from exercise of stock options	1,254	18	2,798	18
Issuance of Convertible Notes	—	350,000	—	350,000
Advances under credit facility	—	130,000	—	130,000
Financing costs paid	—	(26,274)	—	(26,274)
Other	—	(393)	—	(393)

Net cash provided by (used in) financing activities	(25,502)	394,020	(38,204)	334,689

Effect of exchange rate changes on cash and cash equivalents	(385)	876	(127)	424

Net increase (decrease) in cash and cash equivalents	73,674	(244,776)	62,103	(264,629)
Cash and cash equivalents, beginning of period	102,892	297,694	114,463	317,547

Cash and cash equivalents, end of period	$176,566	$52,918	$176,566	$52,918

NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash dividends declared but unpaid	$(15,064)	$(14,240)	$(15,064)	$(14,240)
Accrued acquisition of in-process research and development intangible assets	—	—	(1,000)	—
Long-term obligation related to acquisition of business	—	(26,768)	—	(26,768)

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

  Certain prior year amounts have been reclassified to conform to the presentation adopted in the current year.

  On June 20, 2010, the Board of Directors of Biovail and the Board of Directors of Valeant Pharmaceuticals International ("Valeant") unanimously approved an Agreement and Plan of Merger (the "merger agreement") under which the companies would merge to create a combined company. Biovail is both the legal and accounting acquirer in the merger. The merger is subject to approval by Biovail shareholders and Valeant stockholders, consummation of the financing contemplated by the commitment letter entered into among Biovail, Valeant and certain financial institutions or alternative financing, and the satisfaction or waiver (if permissible under applicable law) of customary closing conditions and regulatory approvals. While the Company has incurred costs associated with the transaction that are reflected in these consolidated financial statements, the results of operations of Valeant will not be included in the Company's consolidated financial statements until the completion of the merger. See note 16 for additional details regarding the proposed merger.

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

  Recently Issued Accounting Guidance, Not Adopted as of June 30, 2010

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

3.     ASSET ACQUISITIONS

  Istradefylline

  On June 2, 2010, the Company entered into a license agreement with Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin") to acquire the U.S. and Canadian rights to develop and commercialize products containing istradefylline — a new chemical entity targeted for the treatment of Parkinson's disease.

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     ASSET ACQUISITIONS (Continued)

  Under the terms of the license agreement, the Company paid an upfront fee of $10,000,000, and could pay up to $20,000,000 in potential development milestones through U.S. Food and Drug Administration ("FDA") approval and up to an additional $35,000,000 if certain sales-based milestones are met. The Company will also make tiered royalty payments of up to 30% on net commercial sales of products containing istradefylline. In connection with this acquisition, the Company has also entered into an agreement with Kyowa Hakko Kirin for the supply of the istradefylline compound.

  This acquisition was accounted for as a purchase of in-process research and development ("IPR&D") intangible assets with no alternative future use. Accordingly, the $10,000,000 upfront payment, together with $242,000 of acquisition costs, was charged to research and development expenses at the acquisition date.

  AMPAKINE®

  On March 25, 2010, the Company acquired certain AMPAKINE® compounds, including associated intellectual property, from Cortex Pharmaceuticals, Inc. ("Cortex") for use in the field of respiratory depression, a brain-mediated breathing disorder. The acquired compounds include the Phase 2 compound CX717 in an oral formulation, the pre-clinical compounds CX1763 and CX1942, and the injectable dosage form of CX1739.

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

  This acquisition was accounted for as a purchase of IPR&D intangible assets with no alternative future use. Accordingly, the $9,000,000 upfront payment and the $1,000,000 accrued transition payment, together with $686,000 of acquisition costs, were charged to research and development expenses at the acquisition date.

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

  Manufacturing Operations

  On January 15, 2010, the Company completed the sale of its Dorado, Puerto Rico manufacturing facility for net cash proceeds of $8,542,000. The related property, plant and equipment was classified as assets held for sale on the consolidated balance sheet at December 31, 2009. The Company occupied the Dorado facility until March 31, 2010, pursuant to a short-term lease agreement with the buyer. The Company is continuing to actively market its manufacturing facility located in Carolina, Puerto Rico.

  The Company expects to incur employee termination costs of approximately $9,800,000 in total for severance and related benefits payable to the approximately 240 employees who have been, or will be, terminated as a result of the closure of the Dorado and Carolina facilities. As these employees are required to provide service during the shutdown period in order to be eligible for termination benefits, the Company is recognizing the cost of those termination benefits ratably over the estimated future service period. On a cumulative basis to June 30, 2010, the Company has recognized $9,292,000 of these costs, of which $5,564,000 have been paid.

  Pharmaceutical Sciences Operations

  On April 30, 2010, the Company entered into an asset purchase agreement to sell its contract research division ("CRD") to Lambda Therapeutic Research Inc. ("Lambda"). The Company no longer considered CRD a strategic fit as a result of the Company's transition from reformulation programs to the in-licensing, acquisition and development of specialty CNS products. CRD has not been treated as a discontinued operation for accounting purposes, on the basis that its operations were immaterial and incidental to the Company's core specialty pharmaceutical business.

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

4.     RESTRUCTURING (Continued)

  The following assets and liabilities of CRD were reported as held for sale in the consolidated balance sheet at June 30, 2010:

At June 30 2010
Accounts receivable	$1,800
Other current assets	566
Property, plant and equipment	4,751

Total assets held for sale	7,117

Accounts payable and accrued liabilities	870
Other current liabilities	213

Total liabilities held for sale	1,083

Net assets held for sale	$6,034

  For the three-month and six-month periods ended June 30, 2010 and 2009, CRD reported the following revenue and expenses, which, as described above, have not been segregated from continuing operations in the consolidated statements of income:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Research and development revenue	$2,309	$2,953	$5,233	$6,255

Research and development expenses	3,372	3,563	6,679	6,984
Selling, general and administrative expenses	859	948	1,678	1,761

Total operating expenses	4,231	4,511	8,357	8,745

Operating loss	(1,922)	(1,558)	(3,124)	(2,490)
Foreign exchange gain (loss)	(25)	(32)	(108)	161

Net loss	$(1,947)	$(1,590)	$(3,232)	$(2,329)

  In the three-month period ended June 30, 2010, the Company recognized employee termination costs of $1,924,000 for the approximately 70 CRD employees not expected to be offered employment by Lambda. On July 23, 2010, the Company completed the sale of CRD to Lambda for net cash proceeds of approximately $6,000,000.

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

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

4.     RESTRUCTURING (Continued)

  The following table summarizes the major components of restructuring costs recognized through June 30, 2010:

	Asset Impairments		Employee Termination Benefits
					Contract Termination and Other Costs
	Manufacturing	Pharmaceutical Sciences	Manufacturing	Pharmaceutical Sciences		Total
Balance, January 1, 2008	$—	$—	$—	$—	$—	$—
Costs incurred and charged to expense	42,602	16,702	3,309	2,724	4,865	70,202
Cash payments	—	—	—	(2,724)	(333)	(3,057)
Non-cash adjustments	(42,602)	(16,702)	—	—	(1,186)	(60,490)

Balance, December 31, 2008	—	—	3,309	—	3,346	6,655

Costs incurred and charged to expense	7,591	2,784	4,942	1,441	2,307	19,065
Cash payments	—	—	(2,041)	(1,278)	(1,321)	(4,640)
Non-cash adjustments	(7,591)	(2,784)	—	71	—	(10,304)

Balance, December 31, 2009	—	—	6,210	234	4,332	10,776

Costs incurred and charged to expense	—	—	333	—	280	613
Cash payments	—	—	(2,703)	(195)	(429)	(3,327)
Non-cash adjustments	—	—	—	6	—	6

Balance, March 31, 2010	—	—	3,840	45	4,183	8,068

Costs incurred and charged to expense	—	—	708	1,924	249	2,881
Cash payments	—	—	(820)	—	(435)	(1,255)
Non-cash adjustments	—	—	—	(46)	—	(46)

Balance, June 30, 2010	$—	$—	$3,728	$1,923	$3,997	$9,648

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

5.     FAIR VALUE MEASUREMENTS

  Assets Measured at Fair Value on a Recurring Basis

  The following fair value hierarchy table presents the components and classification of the Company's financial assets measured at fair value:

	At June 30, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,672	$7,672	$—	$—
Available-for-sale debt securities:
Corporate bonds	8,017	—	8,017	—
Government-sponsored enterprise securities	1,865	—	1,865	—
Auction rate securities	6,016	—	—	6,016

Total financial assets	$23,570	$7,672	$9,882	$6,016

Cash and cash equivalents	$7,672	$7,672	$—	$—
Marketable securities	15,898	—	9,882	6,016

Total financial assets	$23,570	$7,672	$9,882	$6,016

	At December 31, 2009
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,994	$7,994	$—	$—
Available-for-sale debt securities:
Corporate bonds	10,880	—	10,880	—
Government-sponsored enterprise securities	4,193	—	4,193	—
Auction rate securities	6,009	—	—	6,009

Total financial assets	$29,076	$7,994	$15,073	$6,009

Cash and cash equivalents	$7,994	$7,994	$—	$—
Marketable securities	21,082	—	15,073	6,009

Total financial assets	$29,076	$7,994	$15,073	$6,009

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

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

5.     FAIR VALUE MEASUREMENTS (Continued)

    •
    Level 3 — Discounted cash flow method (income approach) using significant inputs not observable in the market. These inputs include the estimated amount and timing of projected cash flows based on the underlying collateral coverage for each auction rate security, ranging from zero to 216%, after taking into account the priority sequence and liquidation preference of the tranches of the securities, and a weighted-average discount rate of 10.7%. These securities have a weighted-average coupon rate of 0.8% and a weighted-average maturity of 31 years. These securities represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages or credit cards, insurance securitizations, and other structured credits, including corporate bonds, with a weighted-average maturity of 23 years. Some of the underlying collateral for these securities consists of sub-prime mortgages. All of these securities are currently rated below investment grade.

  At June 30, 2010 and December 31, 2009, the Company did not have any financial liabilities that were subject to fair value measurements.

  Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

  The following table presents a reconciliation of auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Balance, beginning of period	$6,036	$7,452	$6,009	$10,333
Total unrealized gains (losses):
Included in net income(1):
Arising during period	(392)	(1,087)	(547)	(3,822)
Reclassification from other comprehensive income	—	(530)	—	(502)
Included in other comprehensive income:
Arising during period	372	239	554	93
Reclassification to net income	—	530	—	502

Balance, end of period	$6,016	$6,604	$6,016	$6,604

Total amount of unrealized losses for the period included in net income relating to securities still held at end of period	$(392)	$(1,617)	$(547)	$(4,324)

  (1)
  Included in impairment loss on debt securities in the consolidated statements of income.

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

  The Company did not have any non-financial assets or non-financial liabilities that were measured at fair value on a recurring or non-recurring basis at June 30, 2010 or December 31, 2009.

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

6.     FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarizes the estimated fair values of the Company's financial instruments:

	At June 30, 2010
	Carrying Value	Fair Value
Cash equivalents	$7,672	$7,672
Marketable securities	15,898	15,898
Long-term obligations (as described in note 9)	(319,233)	(506,914)

	At December 31, 2009
	Carrying Value	Fair Value
Cash equivalents	$7,994	$7,994
Marketable securities	21,082	21,082
Long-term obligations (as described in note 9)	(326,085)	(434,518)

  The following table summarizes the Company's marketable securities by major security type:

	At June 30, 2010
			Gross Unrealized
	Cost Basis	Fair Value
			Gains	Losses
Corporate bonds	$7,872	$8,017	$145	$—
Government-sponsored enterprise securities	1,839	1,865	26	—
Auction rate securities(1)	26,775	6,016	—	(20,759)

	$36,486	$15,898	$171	$(20,759)

	At December 31, 2009
			Gross Unrealized
	Cost Basis	Fair Value
			Gains	Losses
Corporate bonds	$10,626	$10,880	$254	$—
Government-sponsored enterprise securities	4,100	4,193	93	—
Auction rate securities(1)	26,775	6,009	—	(20,766)

	$41,501	$21,082	$347	$(20,766)

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

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

6.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  The contractual maturities of marketable securities held at June 30, 2010 were as follows:

	Carrying Value	Fair Value
Within one year	$6,238	$6,238
One to three years	3,644	3,644
After three years	6,016	6,016

	$15,898	$15,898

  Gross gains and losses realized on the sale of marketable securities were not material in the three-month and six-month periods ended June 30, 2010 and 2009. The cost of securities sold, and the amount reclassified out of accumulated other comprehensive income into earnings, is calculated using the specific identification method, if determinable, otherwise the average cost method is applied.

7.     INVENTORIES

	At June 30 2010	At December 31 2009
Raw materials	$17,452	$14,290
Work in process	31,649	25,012
Finished goods	39,033	43,471

	$88,134	$82,773

8.     INTANGIBLE ASSETS

	At June 30, 2010		At December 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Trademarks	$1,084,226	$307,306	$1,084,226	$267,249
Product rights	693,067	233,994	693,126	202,881
IPR&D	28,000	—	28,000	—

	1,805,293	$541,300	1,805,352	$470,130

Less accumulated amortization	541,300		470,130

	$1,263,993		$1,335,222

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

8.     INTANGIBLE ASSETS (Continued)

  Amortization of Intangible Assets

  Amortization expense related to intangible assets was recorded as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Royalty and other revenue	$268	$268	$536	$536
Cost of goods sold	2,025	2,025	4,051	4,051
Amortization expense	33,299	21,778	66,599	37,281

	$35,592	$24,071	$71,186	$41,868

9.     LONG-TERM OBLIGATIONS

	At June 30 2010	At December 31 2009
Convertible Notes, net of unamortized debt discount (June 30, 2010 — $47,061; December 31, 2009 — $51,715)	$302,939	$298,285
Cambridge obligation, net of unamortized debt discount (June 30, 2010 — $1,216; December 31, 2009 — $2,200)	16,284	27,800

	319,223	326,085
Less current portion	16,284	12,110

	$302,939	$313,975

  Convertible Notes

  On June 10, 2009, the Company issued $350,000,000 principal amount of 5.375% Senior Convertible Notes due August 1, 2014 (the "Convertible Notes"). The Convertible Notes were issued at par and pay interest semi-annually on February 1 and August 1 of each year. The Convertible Notes may be converted based on a current conversion rate of 67.09145 common shares per $1,000 principal amount of Convertible Notes (which represents a conversion price of approximately $14.91 per share).

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

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

9.     LONG-TERM OBLIGATIONS (Continued)

  Interest expense was recognized based on an effective rate of interest of 9.5% on the liability component of the Convertible Notes as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Cash interest per contractual coupon rate	$4,703	$1,097	$9,406	$1,097
Non-cash amortization of debt discount	2,354	506	4,654	506

	$7,057	$1,603	$14,060	$1,603

  In the three-month and six-month periods ended June 30, 2010, interest expense included the non-cash amortization of deferred financing costs associated with the Convertible Notes of $518,000 and $1,017,000, respectively, compared with $105,000 in each of the corresponding periods of 2009.

  At June 30, 2010 and December 31, 2009, the estimated fair value of the Convertible Notes in the secondary market was determined to be approximately $490,630,000 and $406,718,000, respectively, based on changes in the underlying trading price of the Company's common shares and market interest rates.

  Cambridge Obligation

  In connection with the acquisition of the worldwide development and commercialization rights to tetrabenazine on June 19, 2009, the Company made a payment of $12,500,000 to Cambridge Laboratories (Ireland) Ltd. ("Cambridge") on June 21, 2010 and will make a payment of $17,500,000 to Cambridge on June 20, 2011. These payments were discounted based on imputed interest rates of 6.9% and 7.7%, respectively.

  In the three-month and six-month periods ended June 30, 2010, interest expense included the non-cash amortization of the debt discount on the Cambridge obligation of $483,000 and $984,000, respectively, compared with $58,000 in each of the corresponding periods of 2009.

  At June 30, 2010, the fair value of the Cambridge obligation approximated its carrying value based on current borrowing rates available to the Company.

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

  At June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under this facility.

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

  The following table summarizes the components and classification of stock-based compensation expense related to stock options and RSUs:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Stock options	$559	$592	$1,182	$1,620
RSUs	1,336	742	2,370	1,471

Stock-based compensation expense	$1,895	$1,334	$3,552	$3,091

Cost of goods sold	$123	$135	$261	$288
Research and development expenses	267	196	459	440
Selling, general and administrative expenses	1,505	1,003	2,832	2,363

Stock-based compensation expense	$1,895	$1,334	$3,552	$3,091

  The Company did not recognize any tax benefits for stock-based compensation expense in the three-month or six-month periods ended June 30, 2010 and 2009.

  Stock Options

  The following table summarizes stock option activity during the six-month period ended June 30, 2010:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	3,988	$17.02
Granted	905	15.33
Exercised	(255)	10.98
Expired or forfeited	(756)	20.43

Outstanding, June 30, 2010	3,882	$16.36	2.9	$16,682

Vested and exercisable, June 30, 2010	2,063	$19.29	1.8	$5,372

  The weighted-average grant-date fair value of stock options granted in the six-month period ended June 30, 2010 was $4.59. The total intrinsic value of stock options exercised in the six-month period ended June 30, 2010 was $1,052,000. Proceeds received on the exercise of stock options in the six-month period ended June 30, 2010 amounted to $2,798,000. At June 30, 2010, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $4,135,000, which will be amortized over the weighted-average remaining requisite service period of approximately 20 months.

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   STOCK-BASED COMPENSATION (Continued)

  Time-Based RSUs

  Each vested RSU without performance goals ("Time-Based RSU") represents the right of a holder to receive one of the Company's common shares. The following table summarizes non-vested Time-Based RSU activity during the six-month period ended June 30, 2010:

	Time-Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2010	379	$11.71
Granted	209	14.95
Reinvested dividend equivalents	5	15.85
Vested	(18)	12.38
Forfeited	(24)	12.50

Non-vested, June 30, 2010	551	$12.92

  At June 30, 2010, the total remaining unrecognized compensation expense related to non-vested Time-Based RSUs amounted to $3,821,000, which will be amortized over the weighted-average remaining requisite service period of approximately 18 months.

  Performance-Based RSUs

  Each vested RSU with performance goals ("Performance-Based RSU") represents the right of a holder to receive a number of the Company's common shares, up to 200% of the RSUs granted, based on the Company's total shareholder return relative to an industry comparator group. If the Company's total shareholder return is below a specified performance level, no common shares will be paid. The following table summarizes non-vested Performance-Based RSU activity during the six-month period ended June 30, 2010:

	Performance- Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2010	676	$18.94
Granted	107	22.29
Reinvested dividend equivalents	8	19.31

Non-vested, June 30, 2010	791	$19.57

  At June 30, 2010, the total remaining unrecognized compensation expense related to the non-vested Performance-Based RSUs amounted to $11,626,000, which will be amortized over the weighted-average remaining requisite service period of approximately 47 months. A maximum of 1,581,832 common shares could be issued upon vesting of the Performance-Based RSUs outstanding at June 30, 2010.

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   STOCK-BASED COMPENSATION (Continued)

  Deferred Share Units

  The following table summarizes deferred share unit ("DSU") activity during the six-month period ended June 30, 2010:

	DSUs (000s)	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2010	343	$12.82
Granted	101	15.82
Reinvested dividend equivalents	4	15.65

Outstanding, June 30, 2010	448	$13.52

  The Company recorded compensation expense related to DSUs of $3,172,000 and $3,996,000 in the three-month and six-month periods ended June 30, 2010, respectively, compared with $2,215,000 and $2,730,000 in the corresponding periods of 2009. At June 30, 2010 and December 31, 2009, the Company had a liability related to its DSU plan of $8,625,000 and $4,796,000, respectively, based on the trading price of the Company's common shares at those dates.

11.   INCOME TAXES

  In the three-month period ended June 30, 2010, the Company's effective tax rate was impacted by the non-deductible portion of the IPR&D charge associated with the istradefylline acquisition and, in the six-month period ended June 30, 2010, the Company's effective tax rate was impacted by the non-deductible portion of the IPR&D charges associated with the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions (as described in note 3). Similarly, in the three-month and six-month periods ended June 30, 2009, the Company's effective tax rate was impacted by the non-deductible portion of an IPR&D charge associated with the acquisition of the U.S. and Canadian rights to develop, manufacture and commercialize pimavanserin. These charges were recognized in a jurisdiction with lower statutory tax rates than those that apply in Canada.

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

12.   EARNINGS PER SHARE

  Earnings per share were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$33,969	$24,090	$30,819	$63,093

Basic weighted-average number of common shares outstanding (000s)	158,510	158,224	158,449	158,222
Dilutive effect of stock options and RSUs	592	107	496	79
Dilutive effect of Convertible Notes	1,917	—	1,170	—

Diluted weighted-average number of common shares outstanding (000s)	161,019	158,331	160,115	158,301

Basic and diluted earnings per share	$0.21	$0.15	$0.19	$0.40

  In the three-month and six-month periods ended June 30, 2010, stock options to purchase approximately 2,165,000 and 2,183,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company's common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, compared with approximately 2,868,000 and 3,313,000 stock options in the corresponding periods of 2009.

13.   COMPREHENSIVE INCOME

  Comprehensive income comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income	$33,969	$24,090	$30,819	$63,093

Comprehensive income
Foreign currency translation adjustment	(5,965)	11,121	(1,924)	4,935
Unrealized holding gain on auction rate securities:
Arising in period	372	239	554	93
Reclassification to net income(1)	—	530	—	502
Net unrealized holding gain (loss) on available-for-sale securities
Arising in period	(78)	642	(167)	760
Reclassification to net income(2)	—	(383)	—	(381)

Other comprehensive income (loss)	(5,671)	12,149	(1,537)	5,909

Comprehensive income	$28,298	$36,239	$29,282	$69,002

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

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   COMPREHENSIVE INCOME (Continued)

  The components of accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Loss on Auction Rate Securities	Net Unrealized Holding Gain on Available- For-Sale Securities	Total
Balance, January 1, 2010	$44,286	$(943)	$231	$43,574
Foreign currency translation adjustment	(1,924)	—	—	(1,924)
Unrealized holding gain on auction rate securities	—	554	—	554
Net unrealized holding loss on available-for-sale securities	—	—	(167)	(167)

Balance, June 30, 2010	$42,362	$(389)	$64	$42,037

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

  On May 16, 2008, Biovail Pharmaceuticals, Inc., the Company's former subsidiary, entered into a related written plea agreement with the USAO whereby it agreed to plead guilty to violating the U.S. Anti-Kickback Statute and pay a fine of $22.2 million.

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

  Securities Litigation

  On July 14, 2010, a stockholder of Valeant filed a purported class action complaint in Superior Court for Orange County, California captioned Haro v. Pearson, et al., on behalf of himself and all other stockholders of Valeant against Valeant, certain officers and directors of Valeant, Biovail, Biovail Americas Corp., a wholly owned subsidiary of Biovail ("BAC"), and Beach Merger Corp., a newly formed wholly owned subsidiary of BAC ("Merger Sub"). The complaint alleges that the individual defendants, aided and abetted by Valeant, Biovail, BAC and Merger Sub, breached their fiduciary duties of care, loyalty, good faith and independence to Valeant stockholders in connection with the proposed merger of Valeant with Biovail. Among other things, the complaint alleges that the merger agreement fixes a price per share that is inadequate and unfair, fails to guard against fluctuations in the price of Biovail stock that would negatively affect Valeant stockholders, and effectively caps the value of Valeant's stock and precludes competitive bidding through measures such as a voting agreement with a Valeant stockholder, a termination fee and a non-solicitation covenant. The complaint also alleges that the individual defendants are using the proposed merger to aggrandize their own financial position at the expense of Valeant stockholders and have ignored purported conflicts of interests. The complaint seeks various forms of relief, including a court order declaring that individual defendants have breached their fiduciary duties, enjoining or rescinding the merger to the extent already implemented and requiring the defendants to effect a transaction which is in the best interests of Valeant's stockholders.

  On July 16, 2010, a stockholder of Valeant filed a purported class action complaint in the Court of Chancery for the State of Delaware captioned Porto v. Valeant Pharmaceuticals International, et al., on behalf of himself and all other stockholders of Valeant against Valeant, Valeant's directors, Biovail, BAC and Merger Sub. The complaint alleges that the individual defendants, aided and abetted by Valeant, Biovail, BAC and Beach Merger Corp., breached their fiduciary duties of care, loyalty, candor and good faith to shareholders in connection with the proposed merger of Valeant with Biovail. Among other things, the complaint alleges that the merger agreement fixes a price per share that is inadequate and unfair and precludes competing offers through measures such as a voting agreement with a Valeant stockholder, a termination fee and a non-solicitation covenant. The complaint also alleges that the individual defendants have conflicts of interests regarding the proposed merger because of arrangements for continued employment of certain individual defendants. On July 27, 2010, the plaintiff in the action filed an amended complaint that includes the additional allegations that the defendants failed to disclose adequate information to ensure an informed stockholder vote and disclosed materially misleading information. The amended complaint seeks various forms of relief, including a court order declaring that individual defendants have breached their fiduciary

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  duties, enjoining or rescinding the merger to the extent already implemented, requiring the defendants to effect a transaction which is in the best interests of Valeant's stockholders and requiring the defendants to account to Plaintiff and the class for any damages suffered as a result of the defendants' alleged wrongdoing.

  On July 22, 2010, a stockholder of Valeant filed a purported class action complaint in the Court of Chancery for the State of Delaware captioned Soukup v. Valeant Pharmaceuticals International, et al., on behalf of himself and all other stockholders of Valeant against Valeant, Valeant's directors, Biovail, BAC and Merger Sub. The complaint alleges that the individual defendants, aided and abetted by Valeant, Biovail, BAC and Merger Sub, breached their fiduciary duties of care, loyalty, candor, good faith and independence to stockholders in connection with the proposed merger of the Company with Biovail. Among other things, the complaint alleges that the merger agreement fixes a price per share that is inadequate and unfair, and effectively caps the value of Valeant's stock and precludes competitive bidding through measures such as a termination fee, a requirement that any prior or ongoing discussions with other potential suitors be discontinued, and non-solicitation and notification covenants, and granting Biovail the right to match any unsolicited proposal. The complaint also alleged that the individual defendants are using the proposed merger to aggrandize their own financial position at the expense of Valeant's stockholders and have ignored purported conflicts of interests. The amended complaint seeks various forms of relief, including a court order declaring that individual defendants have breached their fiduciary duties, enjoining or rescinding the merger to the extent already implemented, requiring the defendants to effect a transaction which is in the best interests of Valeant's stockholders and requiring the defendants to account to Plaintiff and the class for any damages suffered as a result of the defendants' alleged wrongdoing.

  On July 28, 2010, the plaintiff in the Porto action filed a motion for a preliminary injunction and a motion to expedite the proceedings.

  On August 2, 2010, the Court of Chancery granted an order consolidating the Porto and Soukup actions, along with another action in which Biovail is not a party, into a case captioned In re Valeant Pharmaceuticals International Shareholders Litigation (the "Consolidated Action").

  On August 3, 2010, the Court of Chancery entered a stipulated case management and class certification order in the Consolidated Action that conditionally certified the Consolidated Action as a class action without opt-out rights. The Class consists of all persons who held shares of stock of Valeant (excluding defendants named in the lawsuit and their immediate families) at any time during the period from and including April 22, 2010, through the date of consummation of the merger. Further, the order set an expedited schedule for the Consolidated Action that anticipates a hearing on Plaintiffs' motion for a preliminary injunction on September 15, 2010.

  On August 4, 2010, the plaintiffs in the Consolidated Action filed a Verified Consolidated Class Action Complaint (the "Consolidated Complaint") on behalf of the holders of the common stock of Valeant against Valeant, the directors of Valeant, BAC and Merger Sub. The Consolidated Complaint alleges that the directors of Valeant, aided and abetted by BAC and Merger Sub, breached their fiduciary duties of care, loyalty, candor and good faith to Valeant stockholders in connection with the proposed merger of Valeant with Biovail. Among other things, the complaint alleges that the Valeant directors failed to take steps to maximize the value of Valeant to its public shareholders, by, among other things, failing to adequately consider potential acquirers and instead favouring their own or their fellow directors or executive officers' interests rather than interests of Valeant's shareholders; failed to secure safeguards on behalf of Valeant shareholders against the decline in the value of the stock component of the consideration to be paid to

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  Valeant's shareholders in the proposed merger; and failed to fully disclose all material information necessary to cast an informed shareholder vote on the proposed merger. The Consolidated Complaint seeks various forms of relief, including a court order declaring that the action is properly maintainable as a class action and certifying certain plaintiffs as class representatives; enjoining the Valeant directors and all persons acting in concert with them from consummating the proposed merger unless Valeant implements a procedure to obtain a merger agreement providing the best possible terms for shareholders; rescinding, to the extent already implemented, the proposed merger or any of the terms thereof; and directing the Valeant directors to account to the class for all damages suffered as a result of the Valeant directors' alleged wrongdoing.

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

  Teva and the class plaintiffs executed a settlement agreement, dated May 27, 2010, requiring Teva to pay the class $10,000,000 upon final approval of the settlement. Class plaintiffs moved the Court for an order preliminarily approving the settlement and scheduling the fairness hearing which is a prerequisite to final approval. The Court granted that motion on July 7, 2010, and scheduled the fairness hearing for December 7, 2010.

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

  Before April 8, 2010, discovery and briefing on class certification in this matter had commenced, and a case timetable had been set. On April 8, 2010, both the indirect and direct purchaser actions were temporarily stayed at the request of the direct purchaser plaintiffs. On May 13, 2010, Aetna, Inc. ("Aetna") filed a motion to intervene as an indirect purchaser. The Court denied Aetna's motion to intervene on July 21, 2010, and directed the parties to confer and reestablish a class certification and discovery schedule for these cases. The deadline for the parties to submit statements to the Court concerning a new schedule is August 6, 2010.

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

  The decision, which was amended on January 20, 2010, found under Canadian law that Apotex's allegation was justified that the Depomed Canadian patent at issue in the matter (No. 2,290,624) (the "'624 Patent") is obvious. The judge found that the evidence presented by the parties was "evenly balanced" as to obviousness. The judge found in favour of Biovail and Depomed as to all other issues related to validity, enforceability and infringement of the '624 Patent under Canadian law. Apotex was authorized by Health Canada on February 4, 2010 to market its generic version of 500 mg Glumetza® in Canada. This decision, however, did not find the patent invalid and does not preclude the filing of a subsequent patent infringement suit against Apotex. The Company and Depomed commenced action for patent infringement against Apotex in Canadian Federal Court on February 8, 2010. Pleadings have now closed, but no further steps have yet been taken.

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

  The hearing in this matter commenced and concluded in April 2009. Closing submissions were completed on June 15, 2009. On August 14, 2009, the District Court found in favour of Par, holding that, while Par infringed the patent claims, the patent claims at issue were invalid (there cannot be infringement of invalid claims). Purdue filed an appeal of the decision with the U.S. Court of Appeals for the Federal Circuit ("Federal Circuit") on September 3, 2009. OMI also appealed its dismissal at the same time, but the appeal has been withdrawn. Briefing in the appeal was completed in February, with oral argument before the Federal Circuit held on May 7, 2010. On June 3, 2010, the Federal Circuit issued a decision affirming the District Court's ruling that the patents in suit were not unenforceable, but were invalid as obvious. On November 16, 2009, Par announced that it had received final approval for its 100 mg and 200 mg products and began marketing the drug. Concurrently, Patriot Pharmaceuticals LLC ("Patriot") (a wholly owned subsidiary of Ortho-McNeil-Janssen Pharmaceuticals, Inc.), launched the Company's authorized generic formulation of these two strengths of Ultram® ER.

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

  On or about June 26, 2008, BLS received Notices of Paragraph IV Certification from Sun Pharmaceutical Industries, Ltd., India ("Sun") for diltiazem hydrochloride extended release capsules, 120 mg, 180 mg, 240 mg, 300 mg, and 360 mg strengths, a generic version of Cardizem® CD. On August 8, 2008, BLS filed suit against Sun in the U.S. District Court of New Jersey alleging patent infringement of U.S. Patent Nos. 5,470,584, 5,286,497 and 5,439,689 pursuant to the provisions of the Hatch-Waxman Act. BLS also sought declaratory judgment of infringement for all three patents. These suits are expected to result in a 30-month stay of the FDA approval of the 120 mg, 180 mg, 240 mg and 300 mg strengths. The patents-in-suit were listed in the FDA's Orange Book against the 360 mg strength after the filing of the complaint in this action. On September 30, 2008, Sun delivered its Answer and Counterclaim, which include declarations of non-infringement, invalidity and unenforceability as well as certain antitrust allegations. In resolving this dispute, the Company and Sun executed a Settlement Agreement and a License Agreement on March 9, 2010. The parties filed a Stipulation and Proposed Order of Dismissal on April 16, 2010, which was entered as an Order of Dismissal by the Court on April 19, 2010. Under the terms of the settlement and

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  license agreements, which were submitted to the U.S. Federal Trade Commission and U.S. Department of Justice pursuant to Section 1112(a) of the Medicare Prescription Drug Improvement and Modernization Act of 2003, Biovail has granted Sun, and its subsidiary Sun Pharma Global FZE, a non-exclusive license (without right to sublicense) to distribute various dosage strengths of Sun's generic formulation of Cardizem® CD in the U.S., upon receipt of regulatory approval from the FDA, subject to certain limitations on the sales quantities of the 360mg dosage strength, with reference to IMS Health prescription data. Sun will pay Biovail a royalty based on net sales of the various dosage strengths of its generic formulation. The license term ends August 8, 2012 — the date the last Cardizem® CD patent expires.

  BLS filed an ANDA with the FDA seeking approval to market Fenofibrate Tablets in 48 mg and 145 mg dosage sizes. On November 3, 2008, Abbott and Laboratoires Fournier S.A. filed a complaint against Biovail Corporation and BLS in the U.S. District Court for the Northern District of Illinois alleging infringement of U.S. Patent Nos. 6,277,405, 7,037,529, and 7,041,319 by the filing of the ANDA, thereby triggering a 30-month stay of FDA's approval of that application. This matter has now been transferred to the U.S. District Court for the District of New Jersey. On November 3, 2008, Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. also filed a complaint against Biovail Corporation and BLS in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 5,145,684, 7,276,249 and 7,320,802 by the filing of the ANDA. The Answers and Counterclaims of Biovail Corporation and BLS have been filed. These cases are proceeding in the ordinary course. The Markman hearing on claim construction will occur sometime between October 11 and 22, 2010, with a trial on the merits expected in early 2011. Since U.S. Patent No.5,184,684 expires before the case will be tried, Biovail will change to a Paragraph III Certification upon expiration of the '684 patent.

  On or about December 1, 2008, the FDA accepted an ANDA filed by BLS seeking approval to market generic formulations of the 200 mg, 300 mg and 400 mg strengths of quetiapine fumarate extended release tablets (sold under the brand name Seroquel® XR by AstraZeneca Pharmaceuticals LP ("AstraZeneca")). On January 9, 2009, AstraZeneca and AstraZeneca UK Limited filed a complaint against Biovail Corporation, BLS, and BTA Pharmaceuticals, Inc. in the U.S. District Court for the District New Jersey alleging infringement of U.S. Patent Nos. 4,879,288 (the "'288 Patent") and 5,948,437 (the "'437 Patent") by the filing of that ANDA, thereby triggering a 30-month stay of the FDA's approval of that application. Answers and Counterclaims have been filed. Discovery relating to invalidity of the '288 Patent has been stayed pending a decision from the U.S. Court of Appeals for the Federal Circuit in a related case not involving the Company. That case has now been resolved and the Company is currently reviewing documents. The case, including discovery on the '437 Patent, is proceeding in the ordinary course. Claim construction briefing was completed in April 2010. A Markman (claim construction) hearing has been scheduled for November 22, 2010. Fact discovery remains ongoing.

  On April 8, 2010, AstraZeneca filed suit against a fourth ANDA applicant, Anchen Pharmaceuticals ("Anchen"). According to the Complaint, Anchen's ANDA is for the 150, 200, 300 and 400 mg products, and Anchen filed Paragraph IV certifications against both the '288 and '437 patents. Anchen's Answer was due on May 10, 2010. It is unclear whether the Anchen case will be coordinated with the ongoing cases against Biovail and other unrelated parties.

  On or about July 3, 2009, BLS received a Notice from Cary Pharmaceuticals Inc. ("Cary"), related to Cary's NDA pursuant to Section 505(B)(2) for bupropion hydrochloride 450 mg extended-release tablets. The Certification references U.S. Patent No. 6,096,341, which is listed in the FDA's Orange Book for the 150 mg and 300 mg dosage strength of Wellbutrin XL®, and No. 6,143,327, which is currently listed in the FDA's

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  Orange Book for the 150 mg dosage strength of Wellbutrin XL®. On August 13, 2009, the Company filed suit in the U.S. District Court for the District of Delaware, thereby triggering a 30-month stay of the approval of Cary's NDA. The Complaint was served on Cary on August 24, 2009, and Cary served its Answer on September 24, 2009. Following a scheduling conference with the judge in mid-January 2010, a Markman (claim construction) hearing was held on June 29, 2010. The ruling on claim construction is pending. Fact and expert discovery on infringement and validity to follow. The case is proceeding in the ordinary course. No trial date has yet been set.

  On or about January 5, 2010, BLS received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida ("Watson"), related to Watson's ANDA filing for Buproprion Hydrobromide Extended-release Tablets, 174 mg and 348 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA's Orange Book for Aplenzin® are invalid or not infringed. BLS subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos 7,645,802 and 7,649,019, which were listed in the FDA's Orange Book after Watson's initial certification. Watson has alleged these patents are not infringed or invalid. The Company filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson's ANDA. The Delaware action has been dismissed without prejudice and the litigation will proceed in the Florida Court. The Company has received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. The Company received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. The Company filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions have been consolidated into the first-filed case before the same judge. A scheduling order has been issued on July 23, 2010. Mandatory mediation must be completed by December 17, 2010 and a trial is set to commence on January 31, 2011.

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

  On or about June 24, 2010, Biovail received a Notice of Allegation from Mylan Pharmaceuticals ULC ("Mylan") with respect to Bupropion Hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Biovail as Wellbutrin® XL. The patents in issue are Canadian Patent Nos. 2,142,320, 2,168,364 and 2,524,300. Mylan alleges that its generic form of Wellbutrin® XL does not infringe the patents and, alternatively, that the patents are invalid. The Company is in the process of evaluating the allegations in the Notice of Allegation. Any application for an order prohibiting the Minister from issuing a Notice of Compliance to Mylan must be issued in the Federal Court on or before August 8, 2010.

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

  On February 17, 2010, S.A.C. Capital Advisors, LLC commenced an action against the Company in the United States District Court for the District of Connecticut. The complaint alleges malicious prosecution related to the Company's complaint against it. A factually similar complaint was filed the same day by Gradient Analytics, Inc., Donn Vickery and James Carleton Carr Bettis in the United States Court for the District of Arizona. The Company believes that these complaints are without merit and filed motions to dismiss.

  The Gradient motion was briefed and has been decided. The motion to dismiss was denied. No case timetable has been set. A case conference will take place on August 9, 2010. The S.A.C. motion was heard on August 1, 2010; a decision is currently pending.

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

  On December 15, 2009, Biovail was served with a Seventh Amended Complaint under the False Claims Act in an action captioned United States of America, ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, et al., United States District Court, District of Massachusetts. This case was originally filed in 2002 and maintained under seal until shortly before Biovail was served. Twenty other companies are named as defendants. In the Seventh Amended Complaint, Conrad alleges that various formulations of Rondec, a product formerly owned by Biovail, were not properly approved by the FDA and therefore not a "Covered Outpatient Drug" within the meaning of the Medicaid Rebate Statute. As such, Conrad alleges that Rondec was not eligible for reimbursement by federal healthcare programs, including Medicaid. Conrad seeks treble damages and civil penalties under the False Claims Act. According to the briefing schedule set by the court, motions to dismiss are due 30 days after the Complaint is unsealed in respect of each defendant. The Company intends to file a motion to dismiss.

15.   SEGMENT INFORMATION

  The Company operates in one operating segment — pharmaceutical products. Management assesses performance and makes resource decisions based on the consolidated results of operations of this operating segment.

16.   PROPOSED MERGER WITH VALEANT

  On June 20, 2010, the Biovail board of directors and the Valeant board of directors unanimously approved the merger agreement under which the companies would merge to create a combined company. The merger agreement provides for a business combination whereby a newly formed wholly-owned subsidiary of Biovail Americas Corp. (a wholly-owned subsidiary of Biovail) will merge with and into Valeant. As a result of this merger, the separate corporate existence of the newly formed subsidiary will cease and Valeant will continue as the surviving corporation. On the date of the closing of the merger, Biovail will change its name to "Valeant Pharmaceuticals International, Inc." (the "combined company").

BIOVAIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   PROPOSED MERGER WITH VALEANT (Continued)

  Under the terms of the merger agreement, each Valeant stockholder of record, as of the close of business on the business day immediately preceding the effective time of the merger, will receive a special dividend of $16.77 per share of Valeant common stock on such date. In the merger, Valeant stockholders will receive 1.7809 Biovail common shares in exchange for each share of Valeant common stock they own immediately prior to the merger, other than those shares in respect to which appraisal rights are properly exercised under Delaware laws and not withdrawn. The value of the merger consideration that Valeant stockholders will receive will depend on the price per share of Biovail's common shares at the time the merger is completed. Upon the completion of the merger, which is expected to occur before the end of 2010, Biovail shareholders will own approximately 50.5% and Valeant stockholders will own approximately 49.5% of the shares of the combined company each on a fully diluted basis. Biovail is both the legal and accounting acquirer in the merger.

  On July 21, 2010, Biovail filed a draft Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission to register 198,153,267 common shares, which represents the estimated maximum number of common shares to be issued in connection with the merger.

  In connection with the transaction, Biovail and Valeant have entered into a commitment letter with certain financial institutions pursuant to which such institutions have committed to provide (i) $500,000,000 through a senior secured term loan A facility, (ii) up to $2,272,000,000 through a senior secured term loan B facility, and (iii) $250,000,000 through a senior secured revolving credit facility. A portion of the existing debt of Valeant will be repaid as part of the transaction and Biovail's existing credit facility (as described in note 9) will be terminated and any indebtedness thereunder repaid.

  Contingent upon the closing of the merger and subject to the discretion of the Board of Directors of the combined company and to compliance with applicable law, it is anticipated that, on December 31, 2010, or such other date as the Board of Directors of the combined company may determine, the combined company will pay a post-merger special dividend of $1.00 per common share to shareholders of the combined company, after which the combined company does not intend to pay dividends. It is anticipated that $300,000,000 of the term loan B facility will be utilized to partially fund this post-merger special dividend.

  Prior to the completion of the transaction, Biovail is restricted under the terms of the merger agreement from making acquisitions or entering into in-licensing arrangements that exceed $50,000,000, individually or in the aggregate, and from repurchasing any of its common shares, without Valeant's consent. In addition, without Valeant's consent, Biovail may not incur indebtedness in the ordinary course of business greater than $25,000,000 in the aggregate, or any indebtedness outside the ordinary course of business. Pursuant to the merger agreement, Valeant has made reciprocal commitments to Biovail.

  Upon termination of the merger agreement under certain circumstances, Biovail may be obligated to pay Valeant a termination fee of $100,000,000 and, in other similar circumstances, Valeant may be obligated to pay Biovail a termination fee of $100,000,000.

  The merger is subject to approval by Biovail shareholders and Valeant stockholders, consummation of the financing contemplated by the commitment letter described above or alternative financing, and the satisfaction of customary closing conditions and regulatory approvals, including anti-trust and competition law approvals in the U.S. and certain other foreign jurisdictions. On July 22, 2010, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed merger contemplated by the merger agreement.

  In the three-month period ended June 30, 2010, the Company incurred $7,577,000 of acquisition-related costs, including banking, legal, accounting and other transaction costs, directly related to the merger.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for the interim period ended June 30, 2010 (our "Consolidated Financial Statements"). This MD&A should also be read in conjunction with the annual MD&A and audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010 with the U.S. Securities and Exchange Commission (the "SEC") and the Canadian Securities Administrators (the "CSA") (the "2009 Form 10-K").

        Additional information relating to our Company, including the 2009 Form 10-K, is available on SEDAR at www.sedar.com and on the SEC's website at www.sec.gov.

        Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of August 6, 2010.

        All dollar amounts are expressed in U.S. dollars.

FORWARD-LOOKING STATEMENTS

        Caution regarding forward-looking information and statements and "Safe-Harbor" statements under the U.S. Private Securities Litigation Reform Act of 1995:

        To the extent any statements made in this MD&A contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities legislation (collectively, "forward-looking statements"). These forward-looking statements relate to, among other things, our objectives, goals, strategies, beliefs, intentions, plans, estimates, and outlook, including, without limitation:

  •
  the proposed merger between Biovail and Valeant Pharmaceuticals International ("Valeant"), including future financial and operating results and the combined company's plans, objectives, expectations and intentions and other statements that are not historical facts;

  •
  closing of the proposed merger including, but not limited to our ability to satisfy the closing conditions and the timing thereof;

  •
  the impact of healthcare reform in the U.S. and elsewhere, including the healthcare reform legislation enacted in the U.S. in March 2010, which may adversely affect the amount of reimbursement we receive for our products;

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

  •
  our intent, timing and ability to close our Carolina, Puerto Rico manufacturing facility and operations and the anticipated impact of such closure;

  •
  the expected impact on revenues and expenses relating to the disposition of non-core assets;

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

  •
  our intent and ability to use a net share settlement approach upon conversion of our 5.375% Senior Convertible Notes due August 1, 2014 (the "Convertible Notes");

  •
  additional expected charges and anticipated annual savings related to ongoing or planned efficiency initiatives;

  •
  our expected capital expenditures; and

  •
  expected impact of the adoption of new accounting guidance.

        Forward-looking statements can generally be identified by the use of words such as "believe", "anticipate", "expect", "intend", "plan", "continue", "will", "may", "could", "would", "target", "potential" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this MD&A that contain forward-looking statements are qualified by these cautionary statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

  •
  the risk that the anticipated benefits and synergies from the proposed merger between Biovail and Valeant cannot be fully realized or may take longer to realize than expected, due to, among other things:

  •
  the failure to receive, on a timely basis or otherwise, the required approvals by Valeant stockholders, Biovail shareholders and government or regulatory agencies;

  •
  the risk that a condition to closing of the proposed merger may not be satisfied;

  •
  the risk that the businesses will not be integrated successfully, or that the integration will be more costly or more time consuming and complex than anticipated;

  •
  the risk that disruption from the merger will make maintaining business and operational relationships more difficult; and

  •
  the ability of the combined company to retain and hire key personnel and maintain relationships with customers, suppliers or other business partners;

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

  •
  the continuation of the recent economic and market turmoil, which could result in fluctuations in currency exchange rates and interest rates;

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

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in the body of this MD&A, as well as under Items 1A "Risk Factors" of this Quarterly Report on Form 10-Q and the 2009 Form 10-K, and in the section entitled "Risk Factors" of our draft Registration Statement on Form S-4 filed with the SEC on July 21, 2010 and with the CSA on July 23,

2010. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to our Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. We undertake no obligation to update or revise any forward-looking statement, except as may be required by law.

OVERVIEW

Company Profile

        We are a specialty pharmaceutical company with a strategic focus on developing and commercializing products that address unmet medical needs in specialty CNS disorders. We have various research and development, manufacturing and commercial operations located in Barbados, Canada, the U.S., Ireland and Puerto Rico.

Proposed Merger with Valeant

        On June 20, 2010, our Board of Directors and the Valeant Board of Directors unanimously approved an Agreement and Plan of Merger (the "merger agreement") under which the companies would merge to create a combined company. We are both the legal and accounting acquirer in the merger. The merger is subject to approval by our shareholders and Valeant stockholders, consummation of the financing contemplated by the commitment letter described below or alternative financing, and the satisfaction or waiver (if permissible under applicable law) of customary closing conditions and regulatory approvals. On the date of the closing of the merger, we will change our name to "Valeant Pharmaceuticals International, Inc." (the "combined company").

        The results of operations of Valeant will not be included in our consolidated financial statements until the completion of the merger. In addition, our Consolidated Financial Statements and this MD&A do not reflect the effect of any potential changes to our existing operations or strategies contemplated by the merger.

        Under the terms of the merger agreement, each Valeant stockholder of record, as of the close of business on the business day immediately preceding the effective time of the merger, will receive a special dividend of $16.77 per share of Valeant common stock on such date. In the merger, Valeant stockholders will receive 1.7809 of our common shares in exchange for each share of Valeant common stock they own immediately prior to the merger, other than those shares in respect to which appraisal rights are properly exercised under Delaware laws and not withdrawn. The value of the merger consideration that Valeant stockholders will receive will depend on the price per share of our common shares at the time the merger is completed. Upon the completion of the merger, which is expected to occur before the end of 2010, our shareholders will own approximately 50.5% and Valeant stockholders will own approximately 49.5% of the shares of the combined company each on a fully diluted basis.

        On July 21, 2010, we filed a draft Registration Statement on Form S-4 with the SEC to register 198,153,267 common shares, which represents the estimated maximum number of common shares to be issued in connection with the merger.

        In connection with the transaction, we and Valeant have entered into a commitment letter with certain financial institutions pursuant to which such institutions have committed to provide (i) $500.0 million through a senior secured term loan A facility, (ii) up to $2,272.0 million through a senior secured term loan B facility, and (iii) $250.0 million through a senior secured revolving credit facility. A portion of the existing debt of Valeant will be repaid as part of the transaction and our existing $410.0 million senior secured revolving credit facility will be terminated and any indebtedness thereunder repaid.

        Contingent upon the closing of the merger and subject to the discretion of the Board of Directors of the combined company and to compliance with applicable law, it is anticipated that, on December 31, 2010, or such other date as the Board of Directors of the combined company may determine, the combined company will pay a post-merger special dividend of $1.00 per common share to shareholders of the combined company, after which the combined company does not intend to pay dividends. It is anticipated that $300.0 million of the term loan B facility will be utilized to partially fund this post-merger special dividend.

        Prior to the completion of the transaction, we are restricted under the terms of the merger agreement from making acquisitions or entering into in-licensing arrangements that exceed $50.0 million, individually or in the aggregate, and from repurchasing any of our common shares, without Valeant's consent. In addition, without Valeant's consent, we may not incur indebtedness in the ordinary course of business greater than $25.0 million in the aggregate, or any indebtedness outside the ordinary course of business. Pursuant to the merger agreement, Valeant has made reciprocal commitments to us.

        Upon termination of the merger agreement under certain circumstances, we may be obligated to pay Valeant a termination fee of $100.0 million and, in other similar circumstances, Valeant may be obligated to pay us a termination fee of $100.0 million.

        The merger is subject to approval by our shareholders and Valeant stockholders, consummation of the financing contemplated by the commitment letter described above or alternative financing, and the satisfaction of customary closing conditions and regulatory approvals, including anti-trust and competition law approvals in the U.S. and certain other foreign jurisdictions. On July 22, 2010, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed merger contemplated by the merger agreement.

        We expect the combined company to achieve annual operational cost savings of at least $175 million by the second year of operations, and to incur acquisition-related restructuring charges and integration costs in the range of approximately $130 million to $150 million in connection with the merger on a pre-tax basis, which will be expensed as incurred.

        For additional information regarding the potential risks and uncertainties associated with the proposed merger with Valeant, please see Item 1A "Risk Factors" of the Form 10-Q.

        In the second quarter of 2010, we incurred $7.6 million of acquisition-related costs, including banking, legal, accounting and other transaction costs, directly related to the merger.

U.S. Healthcare Reform

        In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that may impact our business.

        Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first half of 2010. These provisions include: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on branded prescription drugs; (ii) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (iii) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centres.

        Beginning in 2011, the new legislation requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the "donut hole"). Also, beginning in 2011, a new fee will be assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). This fee will be calculated based upon each entity's relative share of total applicable branded prescription drug sales to specified U.S. government programs for the preceding calendar year. The aggregate industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.

        Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. For example, we do not yet know when discounts will be provided to the additional hospitals eligible to participate under the 340(B) program. In addition, determinations as to how the Medicare Part D coverage gap will operate and how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified, though, as noted above, these programs will not be effective until 2011. We have made several estimates with regard to important assumptions relevant to determining the financial impact of this legislation on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the legislation will be implemented. Based on these estimates and assumptions, this new legislation did not have a material impact on our financial condition or results of operations in the second quarter or first half of 2010.

        For additional information regarding the potential risks and uncertainties associated with the implementation of the U.S. healthcare reform legislation, please see Item 1A "Risk Factors" of the Form 10-Q.

Business Development

Istradefylline

        On June 2, 2010, we entered into a license agreement with Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin") to acquire the U.S. and Canadian rights to develop and commercialize products containing istradefylline — a new chemical entity targeted for the treatment of Parkinson's disease. Istradefylline is directly aligned with our specialty CNS strategy. In April 2007, Kyowa Hakko Kirin filed a New Drug Application ("NDA") for istradefylline, which received a not approvable letter from the FDA in February 2008. We intend to seek a meeting with the FDA to discuss the regulatory approval process for istradefylline, including re-submission of the NDA.

        Under the terms of the license agreement, we paid an upfront fee of $10.0 million, and could pay up to $20.0 million in potential development milestones through FDA approval and up to an additional $35.0 million if certain sales-based milestones are met. We will also make tiered royalty payments of up to 30% on net commercial sales of products containing istradefylline. In connection with this acquisition, we have also entered into an agreement with Kyowa Hakko Kirin for the supply of the istradefylline compound.

        This acquisition was accounted for as a purchase of in-process research and development ("IPR&D") intangible assets with no alternative future use. Accordingly, the $10.0 million upfront payment, together with $0.2 million of acquisition costs, was charged to research and development expenses in the second quarter of 2010.

AMPAKINE®

        On March 25, 2010, we acquired certain AMPAKINE® compounds, including associated intellectual property, from Cortex Pharmaceuticals, Inc. ("Cortex") for use in the field of respiratory depression, a brain-mediated breathing disorder. The acquired compounds include the Phase 2 compound CX717 in an oral formulation, the pre-clinical compounds CX1763 and CX1942, and the injectable dosage form of CX1739. These AMPAKINE® compounds are directly aligned with our specialty CNS strategy and have the potential to address a significant unmet medical need. In addition, the potential commercialization of the AMPAKINE® compounds aligns with the specialty sales force we intend to deploy in the U.S. for Staccato® loxapine (as described below under "— Staccato® Loxapine").

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

        This acquisition was accounted for as a purchase of IPR&D intangible assets with no alternative future use. Accordingly, the $9.0 million upfront payment and the $1.0 million accrued transition payment, together with $0.7 million of acquisition costs, were charged to research and development expenses in the first quarter of 2010.

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

        We intend to deploy a specialty sales force to commercialize Staccato® loxapine in the U.S. We estimate the costs associated with establishing this sales force will amount to approximately $10 million in the second half of 2010, and between $40 million and $70 million in 2011, depending on the breadth of the Staccato® loxapine label approved by the FDA.

        This acquisition was accounted for as a purchase of IPR&D intangible assets with no alternative future use. Accordingly, the $40.0 million upfront payment, together with $0.3 million of acquisition costs, was charged to research and development expenses in the first quarter of 2010.

Research and Development

        The following table displays selected information regarding our specialty CNS drug-development programs:

PROGRAM	COMPOUND	INDICATION(S)	DEVELOPMENT STATUS

AZ-004	Staccato® loxapine	Agitation in schizophrenia and bipolar patients	NDA filed; PDUFA goal date October 11, 2010

BVF-021	Istradefylline	Parkinson's disease	Meeting with FDA being sought to discuss regulatory approval process, including re-submission of NDA

BVF-036	Pimavanserin	Parkinson's disease psychosis	Phase 3

BVF-048	Pimavanserin	Schizophrenia co-therapy	Phase 2

BVF-025	Fipamezole	Parkinson's disease dyskinesia	Phase 2

BVF-040	Pimavanserin	Alzheimer's disease psychosis	Pre-Phase 2

BVF-018	Tetrabenazine MR	Tourette's Syndrome	Phase 1

BVF-007	AMPAKINE®	Respiratory depression	Pre-clinical

BVF-014	GDNF	Parkinson's disease	Pre-Investigation New Drug

        In the second quarter of 2010, we cancelled the Phase 3 clinical trials that were underway in Europe for BVF-324 (the use of non-commercially available doses of tramadol for the treatment of premature ejaculation), due to slower-than-anticipated enrolment in these studies and a lack of commercial interest in the product. In the second quarter of 2010, we accrued $2.8 million for the estimated contractual obligations related to the termination of these studies.

Restructuring

        In May 2008, we initiated restructuring measures that were intended to rationalize our manufacturing operations, pharmaceutical sciences operations, and general and administrative expenses.

Manufacturing Operations

        On January 15, 2010, we completed the sale of our Dorado, Puerto Rico manufacturing facility for net cash proceeds of $8.5 million. We occupied the Dorado facility until March 31, 2010, pursuant to a short-term lease with the buyer, during which time remaining manufacturing and packaging processes were transferred to our Steinbach, Manitoba manufacturing facility. We expect to continue to operate our manufacturing facility located in Carolina, Puerto Rico until the fourth quarter of 2010 — in order to meet higher than anticipated demand for our generic Tiazac® and generic Cardizem® CD products, which is attributable to manufacturing issues involving competitors' products — after which time all manufacturing operations are expected to be consolidated at the Steinbach facility. We are continuing to actively market the Carolina facility.

        We expect to incur employee termination costs of approximately $9.8 million in total for severance and related benefits payable to the approximately 240 employees who have been, or will be, terminated as a result of the closure of the Puerto Rico facilities. As these employees are required to provide service during the shutdown period in order to be eligible for termination benefits, we are recognizing the cost of those termination benefits ratably over the estimated future service period. On a cumulative basis to June 30, 2010, we have recognized $9.3 million of these costs, of which $5.6 million have been paid.

Pharmaceutical Sciences Operations

        On April 30, 2010, we had entered into an asset purchase agreement to sell our contract research division ("CRD") to Lambda Therapeutic Research Inc. ("Lambda"). We no longer considered CRD a strategic fit as a result of our transition from reformulation programs to the in-licensing, acquisition and development of specialty CNS products. CRD has not been treated as a discontinued operation for accounting purposes, on the basis that its operations were immaterial and incidental to our core specialty pharmaceutical business.

        The assets and liabilities of CRD reported as held for sale in the consolidated balance sheet at June 30, 2010, comprised net current assets and liabilities of $1.3 million and property, plant and equipment of $4.8 million.

        For the three-month and six-month periods ended June 30, 2010 and 2009, CRD reported the following revenue and expenses, which, as described above, have not been segregated from continuing operations in the consolidated statements of income:

	Three Months Ended June 30		Six Months Ended June 30
($ in 000s)	2010	2009	2010	2009
Research and development revenue	$2,309	$2,953	$5,233	$6,255

Research and development expenses	3,372	3,563	6,679	6,984
Selling, general and administrative expenses	859	948	1,678	1,761

Total operating expenses	4,231	4,511	8,357	8,745

Operating loss	(1,922)	(1,558)	(3,124)	(2,490)
Foreign exchange gain (loss)	(25)	(32)	(108)	161

Net loss	$(1,947)	$(1,590)	$(3,232)	$(2,329)

        In the three-month period ended June 30, 2010, we recognized employee termination costs of $1.9 million for the approximately 70 CRD employees not expected to be offered employment by Lambda. On July 23, 2010, we completed the sale of CRD to Lambda for net cash proceeds of approximately $6.0 million.

        Prior to December 31, 2009, we completed the closure of our research and development facilities in Dublin, Ireland and Mississauga, Ontario, and the consolidation of our research and development operations in Chantilly, Virginia.

        The following table summarizes the major components of restructuring costs recognized through June 30, 2010:

	Asset Impairments		Employee Termination Benefits
					Contract Termination and Other Costs
($ in 000s)	Manufacturing	Pharmaceutical Sciences	Manufacturing	Pharmaceutical Sciences		Total
Balance, January 1, 2008	$—	$—	$—	$—	$—	$—
Costs incurred and charged to expense	42,602	16,702	3,309	2,724	4,865	70,202
Cash payments	—	—	—	(2,724)	(333)	(3,057)
Non-cash adjustments	(42,602)	(16,702)	—	—	(1,186)	(60,490)

Balance, December 31, 2008	—	—	3,309	—	3,346	6,655

Costs incurred and charged to expense	7,591	2,784	4,942	1,441	2,307	19,065
Cash payments	—	—	(2,041)	(1,278)	(1,321)	(4,640)
Non-cash adjustments	(7,591)	(2,784)	—	71	—	(10,304)

Balance, December 31, 2009	—	—	6,210	234	4,332	10,776

Costs incurred and charged to expense	—	—	333	—	280	613
Cash payments	—	—	(2,703)	(195)	(429)	(3,327)
Non-cash adjustments	—	—	—	6	—	6

Balance, March 31, 2010	—	—	3,840	45	4,183	8,068

Costs incurred and charged to expense	—	—	708	1,924	249	2,881
Cash payments	—	—	(820)	—	(435)	(1,255)
Non-cash adjustments	—	—	—	(46)	—	(46)

Balance, June 30, 2010	—	—	3,728	1,923	3,997	9,648

Results of Efficiency Initiatives

        Our ongoing and planned efficiency initiatives have resulted in cumulative charges to earnings of $102.3 million recorded through June 30, 2010. These charges are expected to be up to $120 million, of which the cash component is expected to be up to $40 million, including $25.4 million incurred through June 30, 2010. We expect that these initiatives, once fully implemented, may result in annual savings of $40 million to $60 million.

        With the sale of CRD, we have now realized our target of $70 million in total gross proceeds from the divestiture and monetization of non-core assets.

Major Products

        The following table displays selected information regarding our major brand name products by therapeutic area:

BRAND NAME(S)	INDICATION(S)	MARKET	COMMERCIALIZATION

Specialty CNS

Xenazine®	Huntington's chorea	U.S.	Supply and distribution agreement with Lundbeck Inc. (as subsidiary of H. Lundbeck A/S).

Nitoman®	Hyperkinetic movement disorders, including Huntington's chorea	Canada	Marketed and distributed by Biovail Pharmaceuticals Canada ("BPC").

Xenazine®, Xenazina®, Nitoman®	Hyperkinetic movement disorders	Territories other than the U.S. and Canada	Supply and distribution arrangements with various third-party distributors.

Non-Specialty CNS

Wellbutrin XL®	Major and seasonal depressive disorders	U.S.	Distributed by our subsidiary BTA Pharmaceuticals, Inc. ("BTA")(1).

Wellbutrin XL®	Major depressive disorder	Territories other than the U.S. and Canada	Supply and distribution agreement with affiliates of The GlaxoSmithKline Group of Companies ("GSK").

Ativan®	Anxiety	U.S.	Distributed by BTA.

Aplenzin®	Major depressive disorder	U.S.	Supply and distribution agreement with sanofi-aventis U.S. LLC ("sanofi-aventis").

Wellbutrin® XL	Major and seasonal depressive disorders	Canada	Marketed and distributed by BPC.

Wellbutrin® SR	Major depressive disorder	Canada	Distributed by BPC.

Zyban®	Smoking cessation	Canada	Distributed by BPC.

BRAND NAME	INDICATION(S)	MARKET	COMMERCIALIZATION

Pain Management

Ultram® ER	Moderate to moderately severe chronic pain	U.S.	Supply and distribution agreement with PriCara (a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc.).

Ralivia®	Moderate to moderately severe chronic pain	Canada	Marketed and distributed by BPC.

Antiviral

Zovirax® Cream, Zovirax® Ointment	Herpes	U.S.	Distributed by BTA and promoted by Publicis Selling Solutions, Inc. ("Publicis"), a contract sales organization.

Cardiovascular

Cardizem® LA	Hypertension and angina	U.S.	Supply and distribution agreement with Kos Pharmaceuticals, Inc. ("Kos") (now known as Abbott Laboratories).

Cardizem® CD	Hypertension and angina	U.S.	Distributed by BTA.

Vasotec®, Vaseretic®	Hypertension and congestive heart failure	U.S.	Distributed by BTA.

Tiazac®	Hypertension and angina	U.S.	Supply and distribution agreement with Forest Laboratories, Inc. ("Forest").

Isordil®	Angina	U.S.	Distributed by BTA.

Glumetza®	Type 2 diabetes	U.S.	Supply agreement with Depomed, Inc.

Tiazac® XC, Tiazac®	Hypertension and angina	Canada	Marketed and/or distributed by BPC.

Glumetza®	Type 2 diabetes	Canada	Marketed and distributed by BPC.

Cardizem® CD	Hypertension and angina	Canada	Distributed by BPC.

(1)
Prior to the acquisition of the full U.S. commercialization rights on May 14, 2009, Wellbutrin XL® was manufactured and supplied to affiliates of GSK for distribution in the U.S.

        In addition to the brand name products noted above, the following table displays selected information regarding our generic product portfolio by therapeutic area:

BRAND NAME	INDICATION(S)	MARKET	COMMERCIALIZATION

Authorized Generics

Ultram® ER	Moderate to moderately severe chronic pain	U.S.	Supply and distribution agreement with Patriot Pharmaceuticals LLC ("Patriot") (an affiliate of PriCara).

Tiazac®	Hypertension and angina	U.S.	Supply and distribution agreement with Inwood Laboratories Incorporated (a subsidiary of Forest).

Tiazac®	Hypertension and angina	Canada	Supply and distribution agreement with Teva Novapharm, a subsidiary of Teva Pharmaceuticals Industries Ltd. ("Teva").

ANDA Generics

Adalat CC (nifedipine)	Hypertension and angina	U.S.	Supply and distribution agreement with affiliates of Teva.

Cardizem® CD (diltiazem)	Hypertension and angina	U.S.	Supply and distribution agreement with affiliates of Teva.

Cardizem® (diltiazem)	Hypertension and angina	Canada	Supply and distribution agreement with Teva Novapharm.

Procardia XL (nifedipine)	Hypertension and angina	U.S.	Supply and distribution agreement with affiliates of Teva.

Trental (pentoxifylline)	Peripheral vascular disease	U.S.	Supply and distribution arrangement with affiliates of Teva.

Voltaren XR (diclofenac)	Arthritis	U.S.	Supply and distribution agreement with affiliates of Teva.

Selected Financial Information

        The following table provides selected financial information for the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2010	2009	Change		2010	2009	Change
($ in 000s, except per share data)	$	$	$	%	$	$	$	%
Revenue	238,771	193,535	45,236	23	458,406	366,854	91,552	25
Operating expenses	189,959	182,988	6,971	4	393,227	302,692	90,535	30
Net income	33,969	24,090	9,879	41	30,819	63,093	(32,274)	(51)
Basic and diluted earnings per share	0.21	0.15	0.06	40	0.19	0.40	(0.21)	(53)

Cash dividends declared per share	0.095	0.090	0.005	6	0.185	0.465	(0.280)	(60)

	At June 30 2010	At December 31 2009	Change
	$	$	$	%
Total assets	2,029,723	2,067,044	(37,321)	(2)
Long-term obligations, including current portion	319,223	326,085	(6,862)	(2)

General Economic Conditions

        Beginning in late 2008 and continuing through the second quarter of 2010, foreign currency exchange rates between the U.S. dollar and the Canadian dollar have been experiencing significant volatility. Changes in foreign currency exchange rates increased total revenue by approximately $3.8 million, or 1.6%, and $8.4 million, or 1.8%, in the second quarter and first half of 2010, respectively, compared with the corresponding periods of 2009, due to a strengthening year-over-year of the Canadian dollar relative to the U.S. dollar on an average basis. A stronger Canadian dollar, while having a favourable impact on revenue, has a negative impact on our operating expenses. Where possible, we manage our exposure to foreign currency exchange rate changes through operational means, mainly by matching our cash flow exposures in foreign currencies. As a result, the positive impact of a stronger Canadian dollar on revenue generated in Canadian dollars, but reported in U.S. dollars, is largely counteracted by an opposing effect on operating expenses incurred in Canadian dollars. As our Canadian dollar-denominated expenses moderately exceeded our Canadian dollar-denominated revenues, the appreciation of the Canadian dollar in the second quarter and first half of 2010 had the overall effect of marginally decreasing our net income as reported in U.S. dollars.

Financial Performance

Changes in Revenue

        Total revenue increased $45.2 million, or 23%, to $238.8 million in the second quarter of 2010, compared with $193.5 million in the second quarter of 2009, and increased $91.6 million, or 25%, to $458.4 million in the first half of 2010, compared with $366.9 million in the first half of 2009, primarily due to:

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

Changes in Net Income

        Net income increased $9.9 million, or 41%, to $34.0 million (basic and diluted earnings per share ("EPS") of $0.21) in the second quarter of 2010, compared with $24.1 million (basic and diluted EPS of $0.15) in the second quarter of 2009, primarily due to:

  •
  a $20.2 million decrease in acquired IPR&D, reflecting the $10.2 million charge in the second quarter of 2010 related to the istradefylline acquisition, compared with a $30.4 million charge in the second quarter of 2009 related to the acquisition of the U.S. and Canadian rights to develop, manufacture and commercialize pimavanserin; and

  •
  an increased contribution from product sales of $29.7 million, mainly related to the incremental revenue from Wellbutrin XL®, following the May 2009 acquisition of the full U.S. commercialization rights, Xenazine®, generic Tiazac® and generic Cardizem® CD products (partially offset by lower Ultram® ER product sales), and reduced costs and improved capacity utilization of our manufacturing operations.

        Those factors were partially offset by:

  •
  a decrease of $22.0 million related to a settlement gain recognized in the second quarter of 2009 in respect of our investment in auction rate securities (as described below under "Results of Operations — Non-Operating Income (Expense) — Gain on Auction Rate Security Settlement");

  •
  a $11.5 million increase in amortization expense due to the inclusion of amortization of the Wellbutrin XL® trademark intangible asset acquired in May 2009, and the product rights intangible asset arising from the tetrabenazine acquisition in June 2009; and

  •
  a $5.9 million increase in interest expense, mainly related to the Convertible Notes issued in June 2009.

        Net income declined $32.3 million, or 51%, to $30.8 million (basic and diluted EPS of $0.19) in the first half of 2010, compared with $63.1 million (basic and diluted EPS of $0.40) in the first half of 2009, primarily due to:

  •
  a $30.8 million increase in acquired IPR&D, reflecting a $61.2 million charge in the first half of 2010 related to the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions, compared with a $30.4 million charge in the first half of 2009 related to the pimavanserin acquisition;

  •
  a $29.3 million increase in amortization expense, primarily related to the acquired Wellbutrin XL® and tetrabenazine intangible assets;

  •
  a decrease of $22.0 million related to the auction rate security settlement in the second quarter of 2009; and

  •
  a $15.4 million increase in interest expense, mainly related to the Convertible Notes.

        Those factors were partially offset by:

  •
  an increased contribution from product sales of $62.3 million, mainly related to the incremental revenue from Wellbutrin XL®, Xenazine®, generic Tiazac® and generic Cardizem® CD products (partially offset by lower Ultram® ER product sales), and reduced costs and improved capacity utilization of our manufacturing operations.

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

        The following table displays the specific items identified by management that impacted net income in the second quarters and first halves of 2010 and 2009, and the impact of these items (individually and in the aggregate) on diluted EPS. EPS figures may not add due to rounding.

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
($ in 000s, except per share data; Income (Expense))	Amount	Diluted EPS Impact	Amount	Diluted EPS Impact	Amount	Diluted EPS Impact	Amount	Diluted EPS Impact
IPR&D(1)	$(10,242)	$(0.06)	$(30,414)	$(0.19)	$(61,245)	$(0.38)	$(30,414)	$(0.19)
Acquisition-related costs	(7,577)	(0.05)	(5,596)	(0.04)	(7,577)	(0.05)	(5,596)	(0.04)
Restructuring costs	(2,881)	(0.02)	(11,367)	(0.07)	(3,494)	(0.02)	(12,715)	(0.08)
SEC/OSC independent consultant and related costs(2)	(150)	—	(1,546)	(0.01)	(781)	—	(2,973)	(0.02)
Impairment losses on debt securities	(392)	—	(1,617)	(0.01)	(547)	—	(4,324)	(0.03)
Gain on auction rate security settlement	—	—	22,000	0.14	—	—	22,000	0.14
Proxy contest costs(2)	—	—	(629)	—	—	—	(629)	—
Write-down of deferred financing costs(3)	—	—	(537)	—	—	—	(537)	—
Legal settlements	—	—	—	—	—	—	(241)	—
Gain on disposal of investments	—	—	344	—	—	—	338	—

Total	$(21,242)	$(0.13)	$(29,362)	$(0.19)	$(73,644)	$(0.46)	$(35,091)	$(0.22)

(1)
Included in research and development expenses.

(2)
Included in selling, general and administrative expenses.

(3)
Included in interest expense.

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

        Cash dividends declared per share were $0.095 and $0.185 in the second quarter and first half of 2010, respectively, compared with $0.09 and $0.465 in the corresponding periods of 2009. On August 4, 2010, our Board of Directors declared a quarterly cash dividend of $0.095 per share, payable on October 4, 2010.

        The declaration of future dividends is always subject to the discretion of our Board of Directors, and is generally based on our business performance, operational results, future capital requirements, business development requirements and other requirements and applicable laws. In addition, as described above under "Overview — Proposed Merger with Valeant", it is anticipated that, contingent upon the closing of the proposed merger with Valeant, the combined company will pay a post-merger special dividend of $1.00 per share, after which the combined company does not intend to pay dividends.

Changes in Financial Condition

        At June 30, 2010, we had cash and cash equivalents of $176.6 million (compared with $114.5 million at December 31, 2009) and we had no borrowings outstanding under our $410.0 million credit facility. In June 2010, we made a payment of $12.5 million on account of the obligation to Cambridge Laboratories (Ireland) Limited ("Cambridge") in connection with the tetrabenazine acquisition in June 2009. At June 30, 2010, we had long-term obligations of $302.9 million in respect of the Convertible Notes and $16.3 million remaining due on the Cambridge obligation, and we had dividends payable of $15.1 million in respect of our first quarter 2010 results, which dividend was paid on July 5, 2010.

        In the first half of 2010, operating cash flows of $153.7 million were a significant source of liquidity. We paid total cash dividends of $28.5 million and we utilized a portion of our available cash resources to fund the following acquisition activities (exclusive of acquisition costs) in the first half of 2010:

  •
  $10.0 million upfront payment for the U.S. and Canadian rights to develop and commercialize products containing istradefylline;

  •
  $9.0 million upfront payment for certain AMPAKINE® compounds; and

  •
  $40.0 million upfront payment for the U.S. and Canadian development and commercialization rights to Staccato® loxapine.

RESULTS OF OPERATIONS

        We operate our business on the basis of a single reportable segment — pharmaceutical products. This basis reflects how management reviews the business, makes investing and resource allocation decisions, and assesses operating performance.

Revenue

        The following table displays the dollar amounts of each source of revenue in the second quarters and first halves of 2010 and 2009; the percentage of each source of revenue compared with total revenue in the respective period; and the dollar and percentage change in the dollar amount of each source of revenue. Percentages may not add due to rounding.

	Three Months Ended June 30						Six Months Ended June 30
	2010		2009		Change		2010		2009		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Product sales	231,245	97	187,716	97	43,529	23	443,278	97	353,109	96	90,169	26
Research and development	2,717	1	3,255	2	(538)	(17)	5,641	1	6,970	2	(1,329)	(19)
Royalty and other	4,809	2	2,564	1	2,245	88	9,487	2	6,775	2	2,712	40

Total revenue	238,771	100	193,535	100	45,236	23	458,406	100	366,854	100	91,552	25

Product Sales

        The following table displays the dollar amounts of product sales by internal reporting category in the second quarters and first halves of 2010 and 2009; the percentage of each category compared with total product sales in the respective period; and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended June 30						Six Months Ended June 30
	2010		2009		Change		2010		2009		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Wellbutrin XL®	53,984	23	37,135	20	16,849	45	103,774	23	57,255	16	46,519	81
Aplenzin®	2,099	1	1,670	1	429	26	6,140	1	5,491	2	649	12
Xenazine®	20,216	9	11,048	6	9,168	83	36,326	8	17,731	5	18,595	105
Zovirax®	41,418	18	36,278	19	5,140	14	80,392	18	69,189	20	11,203	16
BPC	27,876	12	18,219	10	9,657	53	51,223	12	33,527	9	17,696	53
Ultram® ER	6,859	3	16,584	9	(9,725)	(59)	14,788	3	37,180	11	(22,392)	(60)
Cardizem® LA	5,388	2	8,875	5	(3,487)	(39)	13,037	3	17,062	5	(4,025)	(24)
Legacy	46,457	20	40,567	22	5,890	15	89,005	20	81,146	23	7,859	10
Generic	26,096	11	17,154	9	8,942	52	47,169	11	34,025	10	13,144	39
Glumetza® (U.S.)	852	—	186	—	666	358	1,424	—	503	—	921	183

Total product sales	231,245	100	187,716	100	43,529	23	443,278	100	353,109	100	90,169	26

Wholesaler Inventory Levels

        Three drug wholesale customers account for the majority of our Zovirax®, off-patent branded pharmaceutical ("Legacy"), and, since May 14, 2009, Wellbutrin XL® product sales in the U.S. Our distribution agreements with these wholesalers limit the amount of inventory they can own to between 1/2 and 1 1/2 months of supply of our products. As indicated in the following table, at June 30, 2010 and December 31, 2009, these wholesalers owned overall 0.8 months and 1.0 months of supply of our products, respectively, of which only $0.3 million and $0.2 million of inventory had less than 12 months remaining shelf life as of those respective dates.

		At June 30, 2010			At December 31, 2009
	Original Shelf Life	Total Inventory	Months On Hand	Inventory With Less Than 12 Months Remaining Shelf Life	Total Inventory	Months On Hand	Inventory With Less Than 12 Months Remaining Shelf Life
($ in 000s)	(In Months)	$	(In Months)	$	$	(In Months)	$
Zovirax®	36-48	10,465	0.9	127	14,689	1.1	93
Wellbutrin XL®	18	10,052	0.6	86	15,389	1.0	34
Cardizem®	36-48	6,576	1.0	28	8,380	1.1	21
Ativan®	24	1,712	0.9	7	2,300	1.1	77
Vasotec® and Vaseretic®	24	1,694	1.4	11	1,468	1.1	9
Isordil®	36-60	256	1.2	1	265	1.2	1

Total	18-60	30,755	0.8	260	42,491	1.0	235

Wellbutrin XL®

        Wellbutrin XL® product sales increased $16.8 million, or 45%, to $54.0 million in the second quarter of 2010, compared with $37.1 million in the second quarter of 2009, and increased $46.5 million, or 81%, to $103.8 million in the first half of 2010, compared with $57.3 million in the first half of 2009, reflecting incremental revenue of approximately $15.0 million and $50.4 million earned in the second quarter and first half of 2010, respectively, as a result of the acquisition of the full U.S. commercialization rights in May 2009 and the positive effect of subsequent price increases. Those factors were partially offset by declines in prescription volumes due to generic competition.

Aplenzin®

        Aplenzin® product sales increased $0.4 million, or 26%, to $2.1 million in the second quarter of 2010, compared with $1.7 million in the second quarter of 2009, and increased $0.6 million, or 12%, to $6.1 million in the first half of 2010, compared with $5.5 million in the first half of 2009. Sanofi-aventis launched the 348mg and 522mg dosage strengths of Aplenzin® in the U.S. in April 2009 and the 174mg dosage strength in July 2009. In April 2010, sanofi-aventis advised us that it had engaged an independent contract sales organization to promote Aplenzin®.

Xenazine®

        Xenazine® product sales increased $9.2 million, or 83%, to $20.2 million in the second quarter of 2010, compared with $11.0 million in the second quarter of 2009, and increased $18.6 million, or 105%, to $36.3 million in the first half of 2010, compared with $17.7 million in the first half of 2009, reflecting year-over-year increases in patient enrollment in the U.S., as well as the inclusion of sales of the product in other countries in Europe and around the world, following the acquisition of the worldwide development and commercialization rights to tetrabenazine in June 2009.

Zovirax®

        Zovirax® product sales increased $5.1 million, or 14%, to $41.4 million in the second quarter of 2010, compared with $36.3 million in the second quarter of 2009, and increased $11.2 million, or 16%, to $80.4 million in the first half of 2010, compared with $69.2 million in the first half of 2009, reflecting price increases implemented for these products over the last 12 months, which more than offset lower prescription volumes.

BPC

        Sales of BPC products increased $9.7 million, or 53%, to $27.9 million in the second quarter of 2010, compared with $18.2 million in the second quarter of 2009, and increased $17.7 million, or 53%, to $51.2 million in the first half of 2010, compared with $33.5 million in the first half of 2009. Excluding the positive effect on BPC Canadian dollar-denominated revenue of the strengthening of the Canadian dollar relative to the U.S. dollar, BPC product sales increased 30% and 29% in the second quarter and first half of 2010, respectively, compared with the corresponding periods of 2009. The increases in BPC revenue reflected increased prescription volumes for our promoted Wellbutrin® XL, Tiazac® XC and Ralivia® products, as well as increased demand for our genericized Tiazac® product, which was attributable to competitors' manufacturing issues. In addition, sales of Glumetza® in the second quarter and first half of 2010 benefited from a delay in the introduction of a competing generic version of the 500mg dosage strength.

Ultram® ER

        Ultram® ER product sales declined $9.7 million, or 59%, to $6.9 million in the second quarter of 2010, compared with $16.6 million in the second quarter of 2009, and declined $22.4 million, or 60%, to $14.8 million in the first half of 2010, compared with $37.2 million in the first half of 2009, reflecting the impact on volumes of the introduction of generic competition to the 100mg and 200mg dosage strengths in November 2009 (which also had some negative impact on sales of the 300mg product). In addition, upon generic entry, our contractual supply price to PriCara for branded 100mg and 200mg product (which is determined based on a percentage of PriCara's net selling price) was reduced by 50%. As there is currently no generic equivalent to the 300mg product, our supply price to PriCara for that dosage strength remains unchanged. All of those factors were partially offset by revenue generated through our supply of 100mg and 200mg authorized generic versions of Ultram® ER to Patriot.

Cardizem® LA

        Revenue from sales of Cardizem® LA declined $3.5 million, or 39%, to $5.4 million in the second quarter of 2010, compared with $8.9 million in the second quarter of 2009, and declined $4.0 million, or 24%, to $13.0 million in the first half of 2010, compared with $17.1 million in the first half of 2009, reflecting lower volumes as a result of the introduction of a generic version of Cardizem® LA (in all dosage strengths except 120mg) by a competitor in March 2010. We are entitled to a royalty based on net sales of the competitor's generic version.

        Cardizem® LA product sales include the amortization of deferred revenue associated with the cash consideration received from the sale to Kos of the distribution rights to Cardizem® LA in May 2005, which is being amortized over seven years on a straight-line basis. This amortization amounted to $3.8 million and $7.5 million in each of the second quarters and first halves, respectively, of 2010 and 2009.

Legacy

        Sales of our Legacy products increased $5.9 million, or 15%, to $46.5 million in the second quarter of 2010, compared with $40.6 million in the second quarter of 2009, and increased $7.9 million, or 10%, to $89.0 million in the first half of 2010, compared with $81.1 million in the first half of 2009, reflecting higher sales of generic Tiazac®, which was attributable to competitors' manufacturing issues. In addition, declining prescription volumes for our other Legacy brands were largely offset by price increases implemented over the last 12 months.

        In March 2010, we reached a settlement with Sun Pharmaceutical Industries Ltd., India ("Sun"), with respect to patent litigation related to Sun's Abbreviated New Drug Application for a generic version of Cardizem® CD . Under the terms of the settlement and license agreements, which were submitted to the U.S. Federal Trade Commission and the U.S. Department of Justice pursuant to Section 1112(a) of the Medicare Prescription Drug Improvement and Modernization Act of 2003, we have granted Sun, and its subsidiary Sun Pharma Global FZE, a non-exclusive license (without right to sublicense) to distribute various dosage strengths of Sun's generic formulation of Cardizem® CD in the U.S., upon receipt of regulatory approval from the FDA, and subject to certain limitations on the sales quantities of the 360mg dosage strength. Nevertheless, the introduction of Sun's 360mg generic version (following FDA approval) could have a material adverse impact on our revenues and earnings. Sun will pay us a royalty based on net sales of the various dosage strengths of its generic formulation. The license term ends on August 8, 2012 — the date the last Cardizem® CD patent expires. No amount was paid to Sun under the terms of this settlement.

Generic

        Sales of our bioequivalent ("Generic") products increased $8.9 million, or 52%, to $26.1 million in the second quarter of 2010, compared with $17.2 million in the second quarter of 2009, and increased $13.1 million, or 39%, to $47.2 million in the first half of 2010, compared with $34.0 million in the first half of 2009, reflecting higher sales of generic Cardizem® CD, which was attributable to competitors' manufacturing issues, which more than offset lower overall prescription volumes and pricing for other Generic products.

Research and Development Revenue

        Research and development revenue declined $0.5 million, or 17%, to $2.7 million in the second quarter of 2010, compared with $3.3 million in the second quarter of 2009, and declined $1.3 million, or 19%, to $5.6 million in the first half of 2010, compared with $7.0 million in the first half of 2009, as a result of a lower level of clinical research and laboratory testing services provided to external customers by CRD, partially offset by the positive impact of the strengthening of the Canadian dollar relative to the U.S. dollar. Following the sale of CRD (as described above under "Overview — Restructuring — Pharmaceutical Sciences Operations"), revenue generated from other research and development activities is expected to be inconsequential to our total revenues.

Royalty and Other Revenue

        Royalties from third parties on sales of products we developed or acquired and other revenue increased $2.2 million, or 88%, to $4.8 million in the second quarter of 2010, compared with $2.6 million in the second quarter of 2009, and increased $2.7 million, or 40%, to $9.5 million in the first half of 2010, compared with $6.8 million in the first half of 2009, due mainly to royalties earned on sales of generic Tiazac® by Forest and generic Cardizem® CD by other third parties.

Operating Expenses

        The following table displays the dollar amounts of each operating expense category in the second quarters and first halves of 2010 and 2009; the percentage of each category compared with total revenue in the respective period; and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended June 30						Six Months Ended June 30
	2010		2009		Change		2010		2009		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	63,850	27	50,057	26	13,793	28	122,805	27	94,897	26	27,908	29
Research and development	37,258	16	44,692	23	(7,434)	(17)	104,145	23	59,220	16	44,925	76
Selling, general and administrative	45,094	19	49,498	26	(4,404)	(9)	88,607	19	92,742	25	(4,135)	(4)
Amortization of intangible assets	33,299	14	21,778	11	11,521	53	66,599	15	37,281	10	29,318	79
Restructuring costs	2,881	1	11,367	6	(8,486)	(75)	3,494	1	12,715	3	(9,221)	(73)
Acquisition-related costs	7,577	3	5,596	3	1,981	35	7,577	2	5,596	2	1,981	35
Legal settlements	—	—	—	—	—	—	—	—	241	—	(241)	(100)

Total operating expenses	189,959	80	182,988	95	6,971	4	393,227	86	302,692	83	90,535	30

Cost of Goods Sold

        Cost of goods sold, which excludes the amortization of intangible assets described separately below under "— Amortization of Intangible Assets", increased $13.8 million, or 28%, to $63.9 million in the second quarter of 2010, compared with $50.1 million in the second quarter of 2009, and increased $27.9 million, or 29%, to $122.8 million in the first half of 2010, compared with $94.9 million in the first half of 2009. The percentage increases in cost of goods sold were higher than the corresponding 23% and 26% increases in total product sales in the second quarter and first half of 2010, respectively, primarily due to:

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

  •
  a higher cost basis related to Wellbutrin XL® inventory reacquired from GSK in connection with the acquisition of the full U.S. commercialization rights, and sold to our wholesale customers in the second quarter of 2009; and

  •
  the positive impact of price increases implemented over the last 12 months.

Research and Development Expenses

        The following table displays the dollar amounts of research and development expenses by internal reporting category in the second quarters and first halves of 2010 and 2009; the percentage of each category compared with total revenue in the respective period; and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended June 30						Six Months Ended June 30
	2010		2009		Change		2010		2009		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
IPR&D	10,242	4	30,414	16	(20,172)	(66)	61,245	13	30,414	8	30,831	101
Internal research and development programs	23,644	10	10,714	6	12,930	121	36,221	8	21,822	6	14,399	66
Contract research services provided to external customers	3,372	1	3,564	2	(192)	(5)	6,679	1	6,984	2	(305)	(4)

Total research and development expenses	37,258	16	44,692	23	(7,434)	(17)	104,145	23	59,220	16	44,925	76

        As described above under "Overview — Business Development", we recorded total IPR&D charges of $10.2 million and $61.2 million in the second quarter and first half of 2010, respectively, related to the istradefylline acquisition in the second quarter of 2010, and the AMPAKINE® and Staccato® loxapine acquisitions in the first quarter of 2010. In each of the second quarter and first half of 2009, we recorded an IPR&D charge of $30.4 million related to the pimavanserin acquisition.

        Internal research and development expenses increased $12.9 million, or 121%, to $23.6 million in the second quarter of 2010, compared with $10.7 million in the second quarter of 2009, and increased $14.4 million, or 66%, to $36.2 million in the first half of 2010, compared with $21.8 million in the first half of 2009, reflecting higher direct project spending on our specialty CNS drug-development programs, partially offset by lower labour and overhead costs as a result of the closure of our Mississauga, Ontario research and development facility and consolidation of our research and development operations in Chantilly, Virginia. In addition, as described above under "Overview — Research and Development", in the second quarter of 2010, we cancelled the BVF-324 program and accrued $2.8 million for the expected costs associated with the termination of the Phase 3 clinical trials that were underway. Exclusive of these costs, direct spending on the BVF-324 program amounted to $3.3 million and $4.8 million in the second quarter and first half of 2010, respectively. As a result of the cancellation of this program, direct project spending in the second half of 2010 will be lower than we originally anticipated.

        Costs associated with providing contract research services to external customers declined $0.2 million, or 5%, to $3.4 million in the second quarter of 2010, compared with $3.6 million in the second quarter of 2009, and declined $0.3 million, or 4%, to $6.7 million in the first half of 2010, compared with $7.0 million in the first half of 2009, reflecting the decline in activity levels at CRD and lower labour costs as a result of headcount reductions in the second quarter of 2009, partially offset by the negative impact on labour and overhead costs as a result of the strengthening of the Canadian dollar relative to the U.S. dollar. These costs will be eliminated following the sale of CRD (as described above under "Overview — Restructuring — Pharmaceutical Sciences Operations").

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $4.4 million, or 9%, to $45.1 million in the second quarter of 2010, compared with $49.5 million in the second quarter of 2009, and decreased $4.1 million, or 4%, to $88.6 million in the first half of 2010, compared with $92.7 million in the first half of 2009, primarily due to:

  •
  decreases in legal costs of $9.0 million and $12.6 million in the second quarter and first half of 2010, respectively, primarily related to reduced indemnification obligations, and costs incurred by, to certain former officers and directors. Total legal costs amounted to $7.2 million and $16.6 million in the second quarter and first half of 2010, respectively, which included indemnification obligations of $0.5 million and $1.3 million, respectively, in those periods, compared with total legal costs of $16.2 million and $29.2 million in the second quarter and first half of 2009, respectively, including indemnification obligations of $7.6 million and $13.3 million, respectively, in those periods.

        That factor was partially offset by:

  •
  increases in the second quarter and first half of 2010 related to higher product promotional spending in support of key products (including pre-launch activities associated with Staccato® loxapine) and higher compensation expense related to deferred share units ("DSUs") granted to directors, which reflected the impact of year-over-year increases in the underlying trading price of our common shares; and

  •
  the negative impact of the strengthening of the Canadian dollar relative to the U.S. dollar.

Amortization of Intangible Assets

        Amortization expense increased $11.5 million, or 53%, to $33.3 million in the second quarter of 2010, compared with $21.8 million in the second quarter of 2009, and increased $29.3 million, or 79%, to $66.6 million in the first half of 2010, compared with $37.3 million in the first half of 2009, due to the inclusion of amortization of the Wellbutrin XL® trademark intangible asset acquired in May 2009, and the product rights intangible assets arising from the tetrabenazine acquisition in June 2009.

Restructuring Costs

        As described above under "Overview — Restructuring", we recorded restructuring charges of $2.9 million and $3.5 million in the second quarter and first half of 2010, respectively, compared with $11.4 million and $12.7 million in the corresponding periods of 2009.

Acquisition-Related Costs

        As described above under "Overview — Proposed Merger with Valeant", in the second quarter of 2010, we incurred $7.6 million of transaction costs related to the proposed merger. In the second quarter of 2009, we incurred transaction costs of $5.6 million in connection with the tetrabenazine acquisition.

Non-Operating Income (Expense)

        The following table displays the dollar amounts of each non-operating income or expense category in the second quarters and first halves of 2010 and 2009; and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended June 30				Six Months Ended June 30
	2010	2009	Change		2010	2009	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	234	251	(17)	(7)	422	585	(163)	(28)
Interest expense	(9,952)	(4,049)	(5,903)	146	(19,779)	(4,389)	(15,390)	351
Foreign exchange gain	667	314	353	112	44	721	(677)	(94)
Impairment loss on debt securities	(392)	(1,617)	1,225	(76)	(547)	(4,324)	3,777	(87)
Gain on auction rate security settlement	—	22,000	(22,000)	(100)	—	22,000	(22,000)	(100)
Gain on disposal of investments	—	344	(344)	(100)	—	338	(338)	(100)

Total non-operating expense	(9,443)	17,243	(26,686)	(155)	(19,860)	14,931	(34,791)	(233)

Interest Expense

        Interest expense included the non-cash amortization of debt discounts on the Convertible Notes and the Cambridge obligation and the non-cash amortization of deferred financing costs on the Convertible Notes and our credit facility of $4.2 million and $8.3 million, in the aggregate, in the second quarter and first half of 2010, respectively, compared with $1.0 million and $1.1 million, in the aggregate, in the corresponding periods of 2009.

Impairment Loss on Debt Securities

        We recorded losses related to other-than-temporary declines in the estimated fair value of a portion of our investment in auction rate securities of $0.4 million and $0.5 million in the second quarter and first half of 2010, respectively, compared with $1.6 million and $4.3 million in the corresponding periods of 2009, reflecting the portion of these securities that we concluded has an other-than-temporary decline in estimated fair value due to a shortfall in their underlying collateral value.

Gain on Auction Rate Security Settlement

        In May 2009, we received $22.0 million to settle an arbitration with the investment bank that invested our assets in auction rate securities.

Provision for Income Taxes

        The following table displays the dollar amounts of the current and deferred provisions for income taxes in the second quarters and first halves of 2010 and 2009; and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended June 30				Six Months Ended June 30
	2010	2009	Change		2010	2009	Change
($ in 000s)	$	$	$	%	$	$	$	%
Current income tax expense	4,700	3,300	1,400	42	9,500	7,800	1,700	22
Deferred income tax expense	700	400	300	75	5,000	8,200	(3,200)	(39)

Total provision for income taxes	5,400	3,700	1,700	46	14,500	16,000	(1,500)	(9)

        In the second quarter of 2010, our effective tax rate was primarily affected by the non-deductible portion of the IPR&D charge associated with the istradefylline acquisition and, in the first half of 2010, our effective tax rate was primarily affected by the non-deductible portion of the IPR&D charges associated with the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions. Similarly, in the second quarter and first half of 2009, our effective tax rate was impacted by the non-deductible portion of the IPR&D charge associated with the pimavanserin acquisition. These charges were recognized in a jurisdiction with lower statutory tax rates than those that apply in Canada.

SUMMARY OF QUARTERLY RESULTS

        The following table displays a summary of our quarterly results of operations and operating cash flows for each of the eight most recently completed quarters:

	2010		2009				2008
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
($ in 000s, except per share data)	$	$	$	$	$	$	$	$
Revenue	238,771	219,635	241,053	212,523	193,535	173,319	181,496	181,089
Expenses	189,959	203,268	182,405	154,179	182,988	119,704	144,617	132,726

Operating income	48,812	16,367	58,648	58,344	10,547	53,615	36,879	48,363

Net income (loss)	33,969	(3,150)	73,000	40,362	24,090	39,003	120,380	48,437

Basic and diluted earnings (loss) per share	0.21	(0.02)	0.46	0.25	0.15	0.25	0.76	0.31

Net cash provided by (used in) operating activities	108,913	44,753	127,647	89,197	97,081	46,972	106,963	(62,370)

        The following table displays the specific items identified by management that impacted net income in each of the eight most recently completed quarters and the impact of these items in the aggregate on diluted EPS. As described above under "Overview — Selected Financial Information — Specific Items Impacting Net Income", management believes the identification of these items enhances an analysis of our financial performance when comparing operating results between periods; however, excluding some or all of these items should not be viewed as a substitute for net income under U.S. GAAP.

	2010		2009				2008
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
($ in 000s, except per share data; Income (Expense))	$	$	$	$	$	$	$	$
IPR&D(1)	(10,242)	(51,003)	(20,814)	(8,126)	(30,414)	—	—	—
Acquisition-related costs	(7,577)	—	—	—	(5,596)	—	—	—
Restructuring costs	(2,881)	(613)	(3,937)	(2,413)	(11,367)	(1,348)	(10,855)	(7,587)
Impairment losses on debt and equity securities	(392)	(155)	(501)	(385)	(1,617)	(2,707)	(4,541)	(1,223)
SEC/OSC independent consultant and related costs(2)	(150)	(631)	(83)	169	(1,546)	(1,427)	—	—
Reduction in valuation allowance on deferred tax assets	—	—	26,000	—	—	—	90,000	—
Gain on auction rate security settlement	—	—	—	—	22,000	—	—	—
Loss on sale and leaseback of assets	—	—	(10,968)	—	—	—	—	—
Legal settlements, net of insurance recoveries	—	—	(5,950)	—	—	(241)	(5,917)	(2,000)
Proxy contest costs(2)	—	—	—	(399)	(629)	—	(50)	(728)
Gain (loss) on disposal of investments	—	—	—	466	344	(6)	(1,083)	4,156
Write-down of deferred financing costs(3)	—	—	—	—	(537)	—	—	—
Management succession costs	—	—	—	—	—	—	(1,362)	—

Total	(21,242)	(52,402)	(16,253)	(10,688)	(29,362)	(5,729)	66,192	(7,382)

Diluted EPS impact	(0.13)	(0.33)	(0.10)	(0.07)	(0.19)	(0.04)	0.42	(0.05)

(1)
Included in research and development expenses.

(2)
Included in selling, general and administrative expenses.

(3)
Included in interest expense.

Second Quarter of 2010 Compared To First Quarter of 2010

Results of Operations

        Total revenue increased $19.1 million, or 9%, to $238.8 million in the second quarter of 2010, compared with $219.6 million in the first quarter of 2010, mainly due to higher Xenazine®, Tiazac® in Canada, and generic Cardizem® CD product sales.

        Net income increased $37.1 million to $34.0 million in the second quarter of 2010, compared with a net loss of $3.2 million in the first quarter of 2010, primarily due to:

  •
  a decrease of $40.8 million in IPR&D charges, related to the istradefylline acquisition in the second quarter of 2010, and the AMPAKINE® and Staccato® loxapine acquisitions in the first quarter of 2010; and

  •
  an increased contribution from product sales of $14.3 million, mainly related to the increase in sales of Xenazine®, Tiazac® in Canada, and generic Cardizem® CD products.

        Those factors were partially offset by:

  •
  an increase in internal research and development program spending of $11.1 million, reflecting the termination costs associated with the BVF-324 program and increased activity related to the pimavanserin and fipamezole programs; and

  •
  the inclusion of $7.6 million of transaction costs incurred in connection with the proposed merger with Valeant.

Cash Flows

        Net cash provided by operating activities increased $64.2 million, or 143%, to $108.9 million in the second quarter of 2010, compared with $44.8 million in the first quarter of 2010, primarily due to:

  •
  an increase of $32.6 million related to the change in accrued liabilities, mainly due to the additions of the merger-related costs and the BVF-324 program termination costs in the second quarter of 2010, and the initial interest payment on the Convertible Notes and the disbursement of 2009 employee bonuses in the first quarter of 2010;

  •
  an increase of $29.2 million related to the change in accounts payable, mainly due to the settlement in the first quarter of 2010 of a $10.7 million amount owing to Teva in respect of Generic product sales provisions, and net payments made in the first quarter of 2010 related to clinical trial costs associated with BVF-324 and a royalty obligation on worldwide sales of tetrabenazine; and

  •
  an increase of $23.9 million related to the change in inventories, primarily reflecting less purchases of Zovirax® in the second quarter of 2010, due to the planned introduction of a new presentation in the second half of 2010.

        Those factors were partially offset by:

  •
  a decrease of $26.5 million related to the change in accounts receivable, mainly due to the increase in Xenazine® and generic Cardizem® CD product sales in the second quarter of 2010, and declines in Wellbutrin XL® and Zovirax® product sales in the first quarter of 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Financial Condition

        The following table displays a summary of our financial condition at June 30, 2010 and December 31, 2009:

	At June 30 2010	At December 31 2009	Change
($ in 000s; Asset (Liability))	$	$	$	%
Working capital(1)	180,204	93,734	86,470	92
Long-lived assets(2)	1,460,767	1,539,364	(78,597)	(5)
Long-term obligations, including current portion	(319,223)	(326,085)	6,862	(2)
Shareholders' equity	(1,360,683)	(1,354,372)	(6,311)	—

(1)
Total current assets less total current liabilities.

(2)
Property, plant and equipment, intangible assets, and goodwill.

Working Capital

        Working capital increased $86.5 million, or 92%, to $180.2 million at June 30, 2010, compared with $93.7 million at December 31, 2009, primarily due to:

  •
  a net increase in cash and cash equivalents of $62.1 million, which primarily reflected: $153.7 million in operating cash flows and net proceeds of $8.5 million on the sale of our Dorado, Puerto Rico manufacturing facility; partially offset by $60.2 million paid, in the aggregate, in respect of the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions, $28.5 million paid in dividends and $12.5 million paid on account of the Cambridge obligation; and

  •
  a decrease in accounts payable of $30.1 million, mainly due to the settlement of the $10.7 million amount owing to Teva in respect of Generic product sales provisions, and net payments in the first quarter of 2010 related to the BVF-324 clinical trial costs and the tetrabenazine royalty obligation, and reduced purchases of Zovirax® inventory in the second quarter of 2010, in anticipation of the change in presentation.

Long-Lived Assets

        Long-lived assets declined $78.6 million, or 5%, to $1,460.8 million at June 30, 2010, compared with $1,539.4 million at December 31, 2009, primarily due to:

  •
  the depreciation of plant and equipment of $8.2 million and the amortization of intangible assets of $71.2 million; and

  •
  the reclassification of the $4.8 million carrying value of the CRD facility and equipment to assets held for sale.

        Those factors were partially offset by:

  •
  additions to property, plant and equipment of $6.5 million, primarily incurred at our Steinbach manufacturing facility in connection with the transfer of certain manufacturing and packaging processes from our Puerto Rico manufacturing facilities.

Long-term Obligations

        Long-term obligations (including the current portion) declined $6.9 million, or 2%, to $319.2 million at June 30, 2010, compared with $326.1 million at December 31, 2009, reflecting the payment of $12.5 million made on account of the Cambridge obligation in June 2010, partially offset by the amortization of debt discounts on the Convertible Notes and the Cambridge obligation.

Shareholders' Equity

        Shareholders' equity increased $6.3 million, or less than 1%, to $1,360.7 million at June 30, 2010, compared with $1,354.4 million at December 31, 2009, primarily due to:

  •
  net income of $30.8 million (including $3.6 million of stock-based compensation recorded in additional paid-in capital).

        That factor was partially offset by:

  •
  cash dividends declared and dividend equivalents on restricted share units ("RSUs") of $29.5 million in the aggregate.

Cash Flows

        The following table displays cash flow information for the second quarters and first halves of 2010 and 2009:

	Three Months Ended June 30				Six Months Ended June 30
	2010	2009	Change		2010	2009	Change
($ in 000s)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	108,913	97,081	11,832	12	153,666	144,053	9,613	7
Net cash used in investing activities	(9,352)	(736,753)	727,401	(99)	(53,232)	(743,795)	690,563	(93)
Net cash provided by (used in) financing activities	(25,502)	394,020	(419,522)	(106)	(38,204)	334,689	(372,893)	(111)
Effect of exchange rate changes on cash and cash equivalents	(385)	876	(1,261)	(144)	(127)	424	(551)	(130)

Net increase (decrease) in cash and cash equivalents	73,674	(244,776)	318,450	(130)	62,103	(264,629)	326,732	(123)
Cash and cash equivalents, beginning of period	102,892	297,694	(194,802)	(65)	114,463	317,547	(203,084)	(64)

Cash and cash equivalents, end of period	176,566	52,918	123,648	234	176,566	52,918	123,648	234

Operating Activities

        Net cash provided by operating activities increased $11.8 million, or 12%, to $108.9 million in the second quarter of 2010, compared with $97.1 million in the second quarter of 2009, attributable to the net effect of the following factors:

  •
  an increase related to the change in operating assets and liabilities of $19.2 million to cash provided of $22.2 million in the second quarter of 2010, compared with $3.0 million in the second quarter of 2009, primarily due to:

  •
  an increase of $19.0 million related to the change in inventories, reflecting the reduction in Zovirax® inventory purchases in the second quarter of 2010, and a build-up of safety stock in the second quarter of 2009, due to the scheduled closure of our Dorado, Puerto Rico manufacturing facility.

  •
  a decrease in income from operations before changes in operating assets and liabilities of $7.4 million, or 8%, to cash provided of $86.7 million in the second quarter of 2010, compared with cash provided of $94.1 million in the second quarter of 2009, primarily due to:

  •
  a decrease of $22.0 million related to the gain realized on the auction rate security settlement in the second quarter of 2009; and

  •
  a decrease of $12.9 million related to higher spending on internal research and development programs in the second quarter of 2010, reflecting the termination costs associated with the BVF-324 program and increased activity related to the pimavanserin and fipamezole programs.

    Those factors were partially offset by:

  •
  the increased contribution from product sales of $29.7 million in the second quarter of 2010, mainly related to the incremental revenue from Wellbutrin XL®, following the May 2009 acquisition of the full

    U.S. commercialization rights, Xenazine®, generic Tiazac® and generic Cardizem® CD products (partially offset by lower Ultram® ER product sales), and reduced costs and improved capacity utilization of our manufacturing operations.

        Net cash provided by operating activities increased $9.6 million, or 7%, to $153.7 million in the first half of 2010, compared with $144.1 million in the first half of 2009, attributable to the net effect of the following factors:

  •
  an increase in income from operations before changes in operating assets and liabilities of $12.6 million, or 8%, to $173.5 million in the first half of 2010, compared with $160.9 million in the first half of 2009, primarily due to:

  •
  an increased contribution from product sales of $62.3 million in the first half of 2010, mainly related to the incremental revenue from Wellbutrin XL®, Xenazine®, generic Tiazac® and generic Cardizem® CD products (partially offset by lower Ultram® ER product sales), and reduced costs and improved capacity utilization of our manufacturing operations.

    That factor was partially offset by:

  •
  a decrease of $22.0 million related to the gain realized on the auction rate security settlement in the second quarter of 2009;

  •
  a decrease of $14.4 million related to higher spending on internal research and development programs, reflecting the BVF-324 termination costs in the second quarter of 2009, and increased activity related to the pimavanserin and fipamezole programs in the first half of 2010; and

  •
  a decrease of $8.3 million related to higher cash interest expense on the Convertible Notes in the first half of 2010.

  •
  a decrease related to the change in operating assets and liabilities of $3.0 million, or 18%, to cash used of $19.9 million in the first half of 2010, compared with cash used of $16.9 million in the first half of 2009, primarily due to:

  •
  a decrease of $20.2 million related to the change in accounts payable, reflecting the settlement in the first quarter of 2010 of the amount owing to Teva in respect of Generic product sales provisions, and net payments made in the first quarter of 2010 related to clinical trial costs associated with BVF-324 and the tetrabenazine royalty obligation.

    That factor was partially offset by:

  •
  an increase of $11.0 million related to the change in accounts receivable, mainly due to net collections as a result of a decline in Wellbutrin XL® and Zovirax® product sales in the first and second quarters of 2010, compared with the fourth quarter of 2009.

Investing Activities

        Net cash used in investing activities declined $727.4 million, or 99%, to $9.4 million in the second quarter of 2010, compared with $736.8 million in the second quarter of 2009, primarily due to:

  •
  a decrease of $540.9 million related to the Wellbutrin XL® and pimavanserin acquisitions in the second quarter of 2009; and

  •
  a decrease of $200.0 million related to the tetrabenazine acquisition in the second quarter of 2009.

        Those factors were partially offset by:

  •
  an increase of $10.2 million related to the istradefylline acquisition in the second quarter of 2010.

        Net cash used in investing activities declined $690.6 million, or 93%, to $53.2 million in the first half of 2010, compared with $743.8 million in the first half of 2009, primarily due to:

  •
  the decrease of $740.9 million, in the aggregate, related to the Wellbutrin XL®, pimavanserin and tetrabenazine acquisitions in the second quarter of 2009.

        That factor was partially offset by:

  •
  an increase of $60.2 million related to the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions in the first half of 2010.

Financing Activities

        Net cash used in financing activities increased $419.5 million, or 106%, to $25.5 million in the second quarter of 2010, compared with cash provided of $394.0 million in the second quarter of 2009, primarily due to:

  •
  an increase of $350.0 million related to the issuance of the Convertible Notes in the second quarter of 2009;

  •
  an increase of $130.0 million related to borrowings under our credit facility in the second quarter of 2009; and

  •
  an increase of $12.5 million related to the payment made on account of the Cambridge obligation in the second quarter of 2010.

        Those factors were partially offset by:

  •
  a decrease of $45.1 million related to cash dividends paid, reflecting a reduction in our quarterly cash dividend policy to $0.095 per share in the second quarter of 2010, compared with $0.375 per share in the second quarter of 2009; and

  •
  a decrease of $26.3 million related to deferred financing costs incurred in the second quarter of 2009, in connection with the issuance of the Convertible Notes and the establishment of our credit facility.

        Net cash used in financing activities increased $372.9 million, or 111%, to $38.2 million in the first half of 2010, compared with cash provided of $334.7 million in the first half of 2009, primarily due to:

  •
  an increase of $480.0 million, in the aggregate, related to the issuance of the Convertible Notes and borrowings under our credit facility in the second quarter of 2009; and

  •
  an increase of $12.5 million related to the payment made on account of the Cambridge obligation in the second quarter of 2010.

        Those factors were partially offset by:

  •
  a decrease of $90.2 million related to cash dividends paid, reflecting the impact of the reduction in our quarterly cash dividend policy; and

  •
  a decrease of $26.3 million related to the deferred financing costs incurred in the second quarter of 2009.

Net Financial Assets (Liabilities)

	At June 30 2010	At December 31 2009	Change
($ in 000s; Asset (Liability))	$	$	$	%
Financial Assets
Cash and cash equivalents	176,566	114,463	62,103	54
Marketable securities	15,898	21,082	(5,184)	(25)

Total financial assets	192,464	135,545	56,919	42

Financial Liabilities
Convertible Notes	(302,939)	(298,285)	(4,654)	2
Cambridge obligation	(16,284)	(27,800)	11,516	(41)

Total financial liabilities	(319,223)	(326,085)	6,862	(2)

Net financial liabilities	(126,759)	(190,540)	63,781	(33)

        We believe that cash expected to be generated by operations, as well as funds available under our $410.0 million credit facility, and its $140.0 million accordion feature, will be sufficient to meet our operational and capital expenditure requirements, support our dividend policy and share repurchase program, cover the costs associated with our operating efficiency initiatives, and meet our working capital needs for at least the next 12 months, based on our current expectations. We anticipate total capital expenditures of approximately $10 million in 2010, principally to maintain existing facilities and capacity.

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

Auction Rate Securities

        Our marketable securities portfolio currently includes $26.8 million of principal invested in nine individual auction rate securities. In May 2009, we entered into a settlement with an investment bank in respect of our investment in these securities. Under the terms of this settlement, we received a payment of $22.0 million in the second quarter of 2009, and retained ownership of the securities. The estimated fair value of these securities at each of June 30, 2010 and December 31, 2009 was $6.0 million. We do not consider the remaining fair value of these securities to be material to our liquidity.

Debt Capacity

        We currently have $350.0 million principal amount of Convertible Notes issued and outstanding. We have no outstanding borrowings under our $410.0 million credit facility. The credit facility, plus its $140.0 million accordion feature, may be used for general corporate purposes, including acquisitions and capital expenditures. At June 30, 2010, we were in compliance with all covenants associated with this facility.

Share Repurchase Program

        On August 5, 2009, our Board of Directors approved the purchase of up to 15.8 million of our common shares on the open market under a share repurchase program, or normal course issuer bid, subject to a maximum of $75.0 million of common shares being repurchased during any fiscal year pursuant to a covenant in our credit facility (unless such condition is waived or varied by our lenders). The share repurchase program will terminate on August 11, 2010. We have not repurchased any of our common shares under this program and, as described above under "Overview — Proposed Merger with Valeant", under the terms of the merger agreement, we are not permitted to repurchase any of our common shares without the prior consent of Valeant.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

        We acquire and collaborate on products still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the products in development. As described above under "Overview — Business Development", we may be required to make milestone payments of up to $160.0 million in the aggregate in connection with the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions. These payments are contingent on the achievement of specific developmental, regulatory, and commercial milestones. In addition, we may have to make royalty payments based on a percentage of future net sales of istradefylline, AMPAKINE® and Staccato® loxapine products in the event regulatory approval is obtained.

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

        At August 3, 2010, we had 158,602,025 issued and outstanding common shares, as well as 3,851,735 stock options, 538,526 time-based RSUs, and 794,689 performance-based RSUs (which vest at up to 200% of the RSUs granted, depending on our performance relative to an industry comparator group).

        Assuming full share settlement, 23,482,008 common shares are issuable upon the conversion of the Convertible Notes (based on a current conversion rate of 67.09145 common shares per $1,000 principal amount of Convertible Notes, subject to adjustment); however, our intent and policy is to settle the Convertible Notes using a net share settlement approach.

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

Recently Issued Accounting Guidance, Not Adopted as of June 30, 2010

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

Item 4.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010. There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        For information concerning legal proceedings, reference is made to note 14 to the condensed consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

        Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The proposed business combination between Biovail and Valeant may present certain risks to our business and operations.

        On June 20, 2010, we and two of our subsidiaries entered into an Agreement and Plan of Merger (the "merger agreement") with Valeant under which the companies would merge to create a combined company. The completion of the merger, which is expected to occur before the end of 2010, is subject to the approval of our shareholders and the Valeant stockholders and consummation of the financing, the terms of which are set forth in a commitment letter among Valeant, Biovail and certain financial institutions, or alternative financing. In addition, the merger is subject to other customary closing conditions and regulatory approvals.

        The merger may present certain risks to our business and operations prior to the closing of the merger, including, among other things, risks that:

  •
  our operations will be restricted by certain contractual restrictions on the conduct of our business that may affect our ability to execute our business strategies and attain our financial goals;

  •
  our relationships with third parties, including customers, suppliers and other business partners may be adversely affected;

  •
  potential distractions of the merger may adversely affect the ability of Biovail, Valeant or the combined company to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals;

  •
  the merger may not be completed, or the completion may be delayed, which may have an adverse effect on our stock price and future business and financial results;

  •
  if the merger is not completed and the merger agreement is terminated we may be required to pay to Valeant a termination fee under the merger agreement of $100 million; and

  •
  the outcome of lawsuits that have been filed against Biovail and Valeant relating to the proposed merger with Valeant is uncertain and an adverse ruling in any such lawsuit may prevent the proposed merger from being completed.

        In addition, certain risks may continue to exist after the closing of the merger, including, among other things, risks that:

  •
  we may not be able to integrate successfully and to manage successfully the challenges presented by the integration process, which may result in the combined company not fully achieving the anticipated benefits of the merger;

  •
  we may not be able to successfully manage the expanded business of the combined company, which will pose substantial challenges for management;

  •
  we may not realize the expected operating efficiencies, synergies, cost savings, revenue enhancements and other benefits currently anticipated from the merger;

  •
  the indebtedness of the combined company may decrease the combined company's business flexibility and increase its borrowing costs;

  •
  the substantial debt and debt service obligations of the combined company may adversely affect the combined company; and

  •
  we may lose executives and other key employees and be unable to attract and retain such executives and employees.

        Additional uncertainties relating to the proposed merger with Valeant are discussed under the heading "Risk Factors" in the preliminary joint proxy statement/prospectus contained in the draft Registration Statement on Form S-4 filed by Biovail on July 21, 2010 with the SEC and will be included in the definitive version thereof when it becomes available.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4. (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of June 20, 2010, among Valeant Pharmaceuticals International., Biovail Corporation, Biovail Americas Corp. and Beach Merger Corp. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)
Exhibit 10.1
Commitment Letter, dated as of June 20, 2010, among Valeant Pharmaceuticals International, Biovail Corporation, Goldman Sachs Lenders Partners LLC, Goldman Sachs Bank USA, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)
Exhibit 10.2
Voting Agreement, dated as of June 20, 2010, among Valeant Pharmaceuticals International, Biovail Corporation and ValueAct, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)
Exhibit 10.3
Employment Agreement, entered into as of June 20, 2010, by and between Biovail Corporation, Biovail Laboratories International SRL and J. Michael Pearson (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)

Exhibit 10.4	Biovail Corporation Non-Executive Chairman and Biovail Laboratories International SRL President Agreement, dated as of June 20, 2010, by and between Biovail Corporation, Biovail Laboratories International SRL and William M. Wells (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biovail Corporation (Registrant)

Date: August 6, 2010	/s/ MARGARET MULLIGAN Margaret Mulligan Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

 INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 20, 2010, among Valeant Pharmaceuticals International., Biovail Corporation, Biovail Americas Corp. and Beach Merger Corp. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)
10.1
Commitment Letter, dated as of June 20, 2010, among Valeant Pharmaceuticals International, Biovail Corporation, Goldman Sachs Lenders Partners LLC, Goldman Sachs Bank USA, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)
10.2
Voting Agreement, dated as of June 20, 2010, among Valeant Pharmaceuticals International, Biovail Corporation and ValueAct, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)
10.3
Employment Agreement, entered into as of June 20, 2010, by and between Biovail Corporation, Biovail Laboratories International SRL and J. Michael Pearson (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)
10.4
Biovail Corporation Non-Executive Chairman and Biovail Laboratories International SRL President Agreement, dated as of June 20, 2010, by and between Biovail Corporation, Biovail Laboratories International SRL and William M. Wells (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-14956) filed on June 23, 2010)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Balance Sheets
  Consolidated Statements of Income
  Consolidated Statements of Accumulated Deficit
  Consolidated Statements of Cash Flows
  Notes to the Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 5. Other Information
Item 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS