Form 10-Q
period 2010-09-30
Valeant Pharmaceuticals International, Inc.
filed 2010-11-05
CIK 885590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-14956

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
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

        Common shares, no par value — 299,988,521 shares issued and outstanding at November 2, 2010

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
INDEX

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
INTRODUCTORY NOTE

        On September 28, 2010, Biovail Corporation completed the acquisition of Valeant Pharmaceuticals International through a wholly-owned subsidiary, pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant Pharmaceuticals International surviving as a wholly-owned subsidiary of Biovail Corporation (the "Merger"). In connection with the Merger, Biovail Corporation was renamed "Valeant Pharmaceuticals International, Inc."

        Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this "Form 10-Q") to the "Company", "we", "us", "our" or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together, after giving effect to completion of the Merger; references to "Biovail" are to Biovail Corporation prior to the completion of the Merger and "Valeant" are to Valeant Pharmaceuticals International.

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

        These forward looking statements relate to, among other things: the expected benefits of the Merger, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and financial results.

        Forward-looking statements can generally be identified by the use of words such as "believe", "anticipate", "expect", "intend", "plan", "continue", "will", "may", "could", "would", "target", "potential" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

  •
  our ability to compete against companies that are larger and have greater financial, technical and human resources than we do;

  •
  our ability to integrate the businesses of Valeant and Biovail in the expected time frame, including the integration of the research and development, manufacturing, distribution, sales, marketing and promotion activities and financial and information technology systems of Valeant and Biovail;

ii

  •
  the difficulties of integrating personnel from Valeant and Biovail while maintaining focus on developing, producing and delivering consistent, high quality products and retaining existing customers and attracting new customers;

  •
  the realization of the anticipated benefits, including cost savings, from combining the businesses of Valeant and Biovail;

  •
  the challenges and difficulties associated with managing a larger, more complex, combined business;

  •
  our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of our significant operating subsidiary in Barbados;

  •
  our ability to retain, motivate and recruit executives and other key employees;

  •
  our ability to generate sufficient cash flows to service our significant indebtedness;

  •
  our ability to identify, acquire and integrate acquisition targets and to secure and maintain third-party research, development, manufacturing, marketing or distribution arrangements;

  •
  the risks associated with the international scope of our operations;

  •
  the impacts of the Patient Protection and Affordable Care Act and other legislative and regulatory reforms;

  •
  the uncertainties associated with the development, acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

  •
  the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, the Canadian Therapeutic Products Directorate and European regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful challenges to our generic products and infringement or alleged infringement of the intellectual property of others;

  •
  the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products;

  •
  the results of continuing safety and efficacy studies by industry and government agencies;

  •
  the risk that our products could cause, or be alleged to cause, personal injury, leading to withdrawals of products from the market;

  •
  our ability to obtain components, raw materials or other products supplied by third-parties;

  •
  the outcome of legal proceedings and investigations;

  •
  the continuation of the recent market turmoil, which could result in fluctuations in currency exchange rates and interest rates;

  •
  the disruption of delivery of our products and the routine flow of manufactured goods across the U.S. border; and

  •
  other risks detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC") and the Canadian Securities Administrators (the "CSA"), as well as our ability to anticipate and manage the risks associated with the foregoing.

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-Q, under Item 1A. "Risk Factors" of Biovail's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the "Biovail 2009 Form 10-K"), and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to our Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. We undertake no obligation to update or revise any forward-looking statement, except as may be required by law.

iii

 PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

In accordance with United States Generally Accepted Accounting Principles
(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	At September 30 2010	At December 31 2009
ASSETS
Current
Cash and cash equivalents	$592,654	$114,463
Marketable securities	5,591	9,566
Accounts receivable	291,118	119,919
Inventories	295,279	82,773
Prepaid expenses and other current assets	41,167	15,377
Deferred tax assets, net of valuation allowance	70,597	—
Assets held for sale	4,042	8,542

	1,300,448	350,640
Marketable securities	3,645	11,516
Property, plant and equipment, net	280,161	103,848
Intangible assets, net	6,470,596	1,335,222
Goodwill	2,963,947	100,294
Deferred tax assets, net of valuation allowance	88,646	132,800
Other long-term assets, net	28,460	32,724

	$11,135,903	$2,067,044

LIABILITIES
Current
Accounts payable	$175,993	$72,022
Dividends payable	15,078	14,246
Accrued liabilities	448,489	121,898
Accrued legal settlements	40,500	7,950
Income taxes payable	15,260	6,846
Deferred revenue	23,326	21,834
Deferred tax liabilities	5,686	—
Current portion of long-term debt	121,590	12,110

	845,922	256,906
Deferred revenue	55,032	69,247
Long-term debt	3,113,960	313,975
Income taxes payable	93,655	66,200
Deferred tax liabilities	1,549,578	—
Other long-term liabilities	128,092	6,344

	5,786,239	712,672

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 295,136,949 and 158,310,884 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5,189,589	1,465,004
Additional paid-in capital	580,872	91,768
Accumulated deficit	(467,744)	(245,974)
Accumulated other comprehensive income	46,947	43,574

	5,349,664	1,354,372

	$11,135,903	$2,067,044

Commitments and contingencies (note 14)

The accompanying notes are an integral part of the consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

In accordance with United States Generally Accepted Accounting Principles
(All dollar amounts are expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
REVENUE
Product sales	$201,372	$204,291	$644,650	$557,400
Research and development	455	3,392	6,096	10,362
Royalty and other	6,440	4,840	15,927	11,615

	208,267	212,523	666,673	579,377

EXPENSES
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	62,142	50,669	184,947	145,566
Research and development	14,298	23,202	118,443	82,422
Selling, general and administrative	60,187	44,774	148,794	137,516
Amortization of intangible assets	35,499	33,121	102,098	70,402
Restructuring and other costs	95,916	2,413	99,410	15,128
Acquisition-related costs	28,037	—	35,614	5,596
Legal settlements	38,500	—	38,500	241

	334,579	154,179	727,806	456,871

Operating income (loss)	(126,312)	58,344	(61,133)	122,506
Interest income	126	238	548	823
Interest expense	(11,218)	(10,998)	(30,997)	(14,850)
Write-down of deferred financing charges	(5,774)	—	(5,774)	(537)
Foreign exchange gain	301	197	345	918
Loss on auction rate securities	(5,005)	(385)	(5,552)	(4,709)
Gain on disposal of investments	—	466	—	804
Gain on auction rate security settlement	—	—	—	22,000

Income (loss) before provision for income taxes	(147,882)	47,862	(102,563)	126,955
Provision for income taxes	60,000	7,500	74,500	23,500

Net income (loss)	$(207,882)	$40,362	$(177,063)	$103,455

Basic and diluted earnings (loss) per share	$(1.27)	$0.25	$(1.11)	$0.65

Weighted-average number of common shares outstanding (000s)
Basic	163,295	158,231	160,082	158,225
Diluted	163,295	158,652	160,082	158,418

Cash dividends declared per share	$0.095	$0.090	$0.280	$0.555

The accompanying notes are an integral part of the consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT

In accordance with United States Generally Accepted Accounting Principles
(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Accumulated deficit, beginning of period	$(244,669)	$(330,509)	$(245,974)	$(319,909)
Net income (loss)	(207,882)	40,362	(177,063)	103,455
Cash dividends declared and dividend equivalents	(15,193)	(14,479)	(44,707)	(88,172)

Accumulated deficit, end of period	$(467,744)	$(304,626)	$(467,744)	$(304,626)

The accompanying notes are an integral part of the consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In accordance with United States Generally Accepted Accounting Principles
(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(207,882)	$40,362	$(177,063)	$103,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	42,338	43,293	122,619	102,447
Amortization of deferred revenue	(4,775)	(5,300)	(14,326)	(15,901)
Amortization of discounts on long-term debt	2,712	2,682	8,350	3,246
Amortization and write-down of deferred financing costs	6,854	1,228	9,498	2,326
Acquired in-process research and development	—	8,126	61,245	38,540
Deferred income taxes	59,500	3,800	64,500	12,000
Payment of accrued legal settlements	—	(24,648)	(5,950)	(30,806)
Addition to accrued legal settlements	38,500	—	38,500	241
Share-based compensation	68,284	1,126	71,836	4,217
Impairment charges	5,405	385	5,952	12,392
Gain on disposal of investments	—	(466)	—	(804)
Other	(346)	(89)	(1,022)	80
Changes in operating assets and liabilities:
Accounts receivable	17,966	(1,938)	21,628	(9,303)
Insurance recoveries receivable	—	—	—	770
Inventories	1,752	(2,392)	(4,070)	(11,126)
Prepaid expenses and other current assets	(2,164)	(6,085)	3,072	(105)
Accounts payable	22,277	6,773	(8,019)	(3,338)
Accrued liabilities	63,450	18,681	66,450	30,417
Income taxes payable	(2,929)	886	2,148	1,576
Deferred revenue	(18)	2,773	(758)	(7,074)

Net cash provided by operating activities	110,924	89,197	264,590	233,250

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Valeant, net cash acquired	308,982	—	308,982	—
Acquisition of intangible assets	(1,000)	(8,126)	(61,245)	(549,015)
Proceeds from sale of property, plant and equipment and other assets	6,422	5,189	14,964	5,189
Additions to property, plant and equipment	(1,037)	(1,083)	(7,531)	(2,711)
Proceeds from sales and maturities of marketable securities	2,000	13	6,965	1,078
Acquisition of business, net of cash acquired	—	—	—	(200,000)
Proceeds from sale and leaseback of assets	—	—	—	5,300
Transfer to restricted cash	—	—	—	(5,250)
Additions to marketable securities	—	(1,060)	—	(3,823)
Other	—	553	—	923

Net cash provided by (used in) investing activities	315,367	(4,514)	262,135	(748,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(15,064)	(14,240)	(43,566)	(132,902)
Repayment of other long-term debt	—	—	(12,500)	—
Proceeds from exercise of stock options	4,474	26	7,272	44
Issuance of 5.375% Convertible Notes	—	—	—	350,000
Advances under credit facility	—	—	—	130,000
Repayments under credit facility	—	(75,000)	—	(75,000)
Financing costs paid	—	—	—	(26,274)
Other	—	—	—	(393)

Net cash provided by (used in) financing activities	(10,590)	(89,214)	(48,794)	245,475

Effect of exchange rate changes on cash and cash equivalents	387	1,019	260	1,443

Net increase (decrease) in cash and cash equivalents	416,088	(3,512)	478,191	(268,141)
Cash and cash equivalents, beginning of period	176,566	52,918	114,463	317,547

Cash and cash equivalents, end of period	$592,654	$49,406	$592,654	$49,406

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Valeant, equity issued	$(3,880,301)	$—	$(3,880,301)	$—
Cash dividends declared but unpaid	(15,078)	(14,241)	(15,078)	(14,241)
Long-term obligation related to acquisition of business	—	—	—	(26,768)

The accompanying notes are an integral part of the consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

1.     DESCRIPTION OF BUSINESS

  On September 28, 2010 (the "Merger Date"), Biovail Corporation ("Biovail") completed the acquisition of Valeant Pharmaceuticals International ("Valeant") through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the "Merger"). In connection with the Merger, Biovail was renamed "Valeant Pharmaceuticals International, Inc." (the "Company"). The Company is a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products primarily in the areas of neurology, dermatology and branded generics.

2.     SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared by the Company in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in Biovail's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These interim consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing Biovail's audited consolidated financial statements for the year ended December 31, 2009. There have been no material changes to the Company's significant accounting policies since December 31, 2009, except as described below under "Adoption of New Accounting Guidance". The consolidated financial statements reflect all normal and recurring adjustments necessary for the fair presentation of the Company's financial position and results of operations for the interim periods presented.

  Certain prior year amounts have been reclassified to conform to the presentation adopted in the current year.

  As described in note 3, the Merger has been accounted for as a business combination under the acquisition method of accounting. Biovail was both the legal and accounting acquirer in the Merger. Accordingly, the Company's consolidated financial statements reflect the assets, liabilities and results of operations of Valeant from the date of acquisition. The revenue and earnings of Valeant for the period from the Merger Date to September 30, 2010 were not material to the Company's consolidated results of operations.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Adoption of New Accounting Guidance

  Effective January 1, 2010, Biovail adopted the following new accounting guidance:

    •
    Authoritative guidance requiring additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This guidance also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As the guidance only requires new disclosures, the adoption of this guidance did not impact Biovail's financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this guidance will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis.

    •
    Authoritative guidance for determining whether an entity is a variable interest entity ("VIE"). Under this guidance, an enterprise has a controlling financial interest when it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Upon adoption of this guidance, Biovail determined that none of its existing collaboration and license arrangements with other entities for various products under development represented arrangements with VIEs. Accordingly, the adoption of this guidance did not have any impact on the Company's consolidated financial statements.

  Recently Issued Accounting Guidance, Not Adopted as of September 30, 2010

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

3.     BIOVAIL MERGER WITH VALEANT

  Description of the Transaction

  On September 28, 2010, a wholly-owned subsidiary of Biovail acquired all of the outstanding equity of Valeant in a share transaction, in which each share of Valeant common stock was cancelled and converted into the right to receive 1.7809 Biovail common shares. The share consideration was valued at $26.35 per share based on the market price of Biovail's common shares as of the Merger Date. In addition, immediately preceding the effective time of the Merger, Valeant paid its stockholders a special dividend of $16.77 per share of Valeant common stock. As a result of the Merger, Valeant became a wholly-owned subsidiary of the Company.

  Valeant is a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Valeant's specialty pharmaceutical and over-the-counter ("OTC")

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

  products are marketed under brand names and are sold in the U.S., Canada, Australia and New Zealand, where Valeant focuses most of its efforts on the dermatology and neurology therapeutic classes. Valeant also has branded generic and OTC operations in Europe and Latin America, which focus on pharmaceutical products that are bioequivalent to original products and are marketed under company brand names.

  The Merger is expected to result in significant strategic benefits to the Company by creating a larger, more globally diversified company with a broader and better diversified array of products and an expanded presence in North America and internationally. In addition, the anticipated market capitalization, strong balance sheet, free cash flow, liquidity and capital structure of the Company are expected to be stronger relative to either Biovail or Valeant on a stand-alone basis. The Company also expects to achieve significant operational cost savings, coming from, among other things, reductions in research and development, general and administrative expenses and sales and marketing.

  Basis of Presentation

  The transaction has been accounted for as a business combination under the acquisition method of accounting, which requires, among other things, the share consideration transferred be measured at the acquisition date based on the then-current market price and that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition-related transaction costs of Biovail and certain acquisition-related restructuring charges are not included as a component of the acquisition accounting, but are accounted for as expenses in the periods in which the costs are incurred.

  Fair Value of Consideration Transferred

  The following table indicates the consideration transferred to effect the acquisition of Valeant:

(Number of shares, stock options and restricted share units in thousands)	Conversion Calculation	Fair Value	Form of Consideration
Number of common shares of Biovail issued in exchange for Valeant common stock outstanding as of the Merger Date	139,137
Multiplied by Biovail's stock price as of the Merger Date(a)	$26.35	$3,666,245	Common shares

Number of common shares of Biovail expected to be issued pursuant to vested Valeant restricted share units ("RSUs") as a result of the Merger	1,694
Multiplied by Biovail's stock price as of the Merger date(a)	$26.35	44,643	Common shares

Fair value of vested and partially vested Valeant stock options converted into Biovail stock options		110,687	Stock options(b)
Fair value of vested and partially vested Valeant RSUs converted into Biovail RSUs		58,726	RSUs(c)
Cash consideration		39,655	Cash(d)

Total fair value of consideration transferred		$3,919,956

(a)
As the Merger was effective at 12:01 a.m. on September 28, 2010, the conversion calculation reflects the closing price of Biovail's common shares on the New York Stock Exchange ("NYSE") at September 27, 2010.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

(b)
The fair value of the vested and partially vested portions of Valeant stock options that were converted into stock options of Biovail was recognized as a component of the consideration transferred, based on a weighted-average fair value of $17.63 per stock option, which was calculated using the Black-Scholes option pricing model. This calculation considered the closing price of Biovail's common shares of $26.35 per share as of the Merger Date and the following assumptions:

Expected volatility	32.9%
Expected life	3.4 years
Risk-free interest rate	1.1%
Expected dividend yield	1.5%

  The expected life of the options was determined by taking into account the contractual life of the options and estimated exercise pattern of the option holders. The expected volatility and risk-free interest rate were determined based on current market information, and the dividend yield was derived based on the expectation of a post-Merger special dividend of $1.00 per common share of the Company (as described in note 11) and no dividends thereafter.

  The fair values of the exchanged Biovail stock options exceeded the fair values of the vested and partially vested Valeant stock options as of the Merger Date in an amount of $17,154,000, which was recognized immediately as post-Merger compensation expense in the Company's consolidated statements of income (loss).

(c)
The fair value of the vested portion of Valeant time-based and performance-based RSUs converted into RSUs of Biovail was recognized as a component of the purchase price. The fair value of the vested portion of the Valeant time-based RSUs was determined based on the closing price of Biovail's common share of $26.35 per share as of the Merger Date. The fair value of Valeant performance-based RSUs was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved.

  The fair value of the exchanged Biovail time-based RSUs exceeded the fair value of the vested and partially vested Valeant time-based RSUs as of the Merger Date in an amount of $3,755,000, which was recognized immediately as post-Merger compensation expense in the Company's consolidated statements of income (loss).

(d)
Represents income tax withholdings paid by Biovail on behalf of employees of Valeant, in connection with the net share settlement of certain vested Valeant RSUs as of the Merger Date.

  Assets Acquired and Liabilities Assumed

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

    •
    amounts and useful lives for identifiable intangible assets and property, plant and equipment, pending the finalization of valuation efforts;

    •
    amounts for inventories, pending completion of physical inventory counts;

    •
    amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, and the filing of Valeant's pre-Merger tax returns; and

    •
    the allocation of goodwill among reporting units.

  The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

  These changes could be significant. The Company expects to finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Merger Date
Cash and cash equivalents	$348,637
Accounts receivable(a)	194,930
Inventories(b)	208,874
Other current assets(c)	33,460
Property, plant and equipment	184,757
Identifiable intangible assets, excluding in-process research and development ("IPR&D")(d)	3,844,310
IPR&D(e)	1,399,956
Other non-current assets	5,905
Current liabilities(f)	(384,223)
Long-term debt, including current portion(g)	(3,167,585)
Deferred income taxes, net(h)	(1,472,321)
Other non-current liabilities(i)	(140,397)

Total indentifiable net assets	1,056,303
Goodwill(j)	2,863,653

Net assets acquired	$3,919,956

(a)
The fair value of accounts receivable acquired was $194,930,000, which comprised trade receivables ($151,852,000) and royalty and other receivables ($43,078,000). The gross contractual amount of trade receivables was $158,990,000, of which the Company expects that $7,138,000 will be uncollectible.

(b)
Reflects a provisional adjustment of $72,096,000 to record Valeant's inventory at its estimated fair value.

(c)
Includes prepaid expenses and assets held for sale.

(d)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Useful Lives (Years)	Amounts Recognized as of Merger Date
Finite-lived intangible assets:
Product brands	10-20	$3,114,689
Product rights	5-15	360,970
Out-licensed technology and other	7-10	200,049

Total finite-lived intangible assets		3,675,708
Indefinite-lived intangible assets:
Corporate brands	N/A	168,602

Total identifiable intangible assets acquired		$3,844,310

(e)
Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The significant components of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

  IPR&D assets relate to the development of ezogabine/retigabine in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc, as an adjunctive treatment for refractory partial-onset seizures in adult patients with epilepsy, and a number of dermatology products in development for the treatment of severe acne and fungal infections, among other indications. The following table summarizes the provisional amounts assigned to IPR&D assets:

Amounts Recognized as of Merger Date
Ezogabine/retigabine	$891,461
Dermatology products	431,323
Other	77,172

Total IPR&D assets acquired	$1,399,956

(f)
Includes accounts payable, accrued liabilities and income taxes payable.

(g)
As described in note 10, in connection with the Merger, Valeant secured financing of $125,000,000 under a senior secured revolving credit facility (the "Revolving Credit Facility"), $1,000,000,000 under a senior secured term loan A facility (the "Term Loan A Facility"), and $1,625,000,000 under a senior secured term loan B facility (the "Term Loan B Facility"), and used a portion of the proceeds to undertake the following transactions prior to the Merger Date:

•
fund the payment of the special dividend of $16.77 per share of Valeant common stock to Valeant stockholders of record;

•
fund the legal defeasance of Valeant's existing 8.375% and 7.625% senior unsecured notes, by depositing with the trustees amounts sufficient to pay 100% of the outstanding aggregate principal amount of the notes, plus applicable premium and accrued and unpaid interest, on October 27, 2010; and

•
fund the repayment in full of indebtedness under Valeant's existing senior secured term loan.

  Concurrent with the closing of the Merger, Valeant issued $500,000,000 aggregate principal amount of 6.75% senior notes due October 1, 2017 (the "6.75% Senior Notes"), and $700,000,000 aggregate principal amount of 7.00% senior notes due October 1, 2020 (the "7.00% Senior Notes" and, together with the 6.75% Senior Notes, the "Senior Notes"). A portion of the proceeds of the Senior Notes offering was used to pay down $1,000,000,000 of the Term Loan B Facility.

  Valeant incurred $118,432,000 of debt issuance costs in connection with the above financings that were ascribed a fair value of nil in the acquisition accounting.

  In addition, as of the Merger Date, Valeant had $224,960,000 outstanding principal amount of 4.0% convertible subordinated notes due 2013 (the "4.0% Convertible Notes"). The Company is required to separately account for the liability component and equity component of the 4.0% Convertible Notes, as these notes have cash settlement features. The fair value of the 4.0% Convertible Notes and related call option agreements (described below) was determined to be $474,460,000. A fair value of $220,489,000 has been allocated to the liability component in a manner reflecting the Company's interest rate for a similar debt instrument without a conversion feature. The residual of the fair value of $253,971,000 comprises (1) the carrying amount of the equity component, and (2) the fair value of the call options, which has been recorded as additional paid-in capital in the Company's consolidated shareholders' equity.

  The Company also assumed Valeant's existing call option agreements in respect of the shares underlying the conversion of $200,000,000 principal amount of the 4.0% Convertible Notes. These agreements consist of a purchased call option on 15,218,960 common shares of the Company and a written call option on the identical number of shares. These agreements are expected to reduce the potential dilution from conversion of the 4.0% Convertible Notes. The written call options offset, to some extent, the cost of the purchased call options. The Company further assumed an outstanding written call option on 3,718,445 common shares of the Company in respect of Valeant's 3.0% convertible subordinated notes that matured in August 2010. The written call option on the 3.0% convertible subordinated notes expires in November 2010.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

  The following table summarizes the fair value of long-term debt assumed as of the Merger Date:

Amounts Recognized as of Merger Date
Term Loan A Facility	$1,000,000
Term Loan B Facility	500,000
6.75% Senior Notes	497,500
7.00% Senior Notes	695,625
4.0% Convertible Notes	474,460

Total long-term debt assumed	$3,167,585

(h)
Comprises current deferred tax assets ($85,623,000), non-current deferred tax assets ($4,320,000), current deferred tax liabilities ($5,686,000) and non-current deferred tax liabilities ($1,556,578,000).

(i)
Includes the fair value of contingent consideration related to Valeant's acquisition of Princeton Pharma Holdings LLC, and its wholly-owned operating subsidiary, Aton Pharma, Inc., on May 26, 2010. The aggregate fair value of the contingent consideration was determined to be $21,583,000 as of the Merger Date. The contingent consideration consists of future milestones predominantly based upon the achievement of approval and commercial targets for certain pipeline products (which are included in the fair value ascribed to IPR&D assets acquired, as described above under (e)). The range of the undiscounted amounts the Company could be obligated to pay as contingent consideration ranges from nil to $390,000,000.

(j)
Goodwill is calculated as the difference between the Merger Date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•
cost savings, operating synergies and other benefits expected to result from combining the operations of Valeant with those of Biovail;

•
the value of the going-concern element of Valeant's existing business (that is, the higher rate of return on the assembled net assets versus if Biovail had acquired all of the net assets separately); and

•
intangible assets that do not qualify for separate recognition (for instance, Valeant's assembled workforce), as well as future, as yet unidentified research and development projects.

  The allocation of goodwill among reporting units is not complete, pending finalization of the Company's internal reporting structure and composition of its post-Merger operating segments and reporting units.

  Acquisition-Related Costs

  Biovail has incurred to date $35,614,000 of transaction costs directly related to the Merger, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs in the Company's consolidated statements of income (loss) as of the Merger Date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

  Actual and Pro Forma Impact of Merger

  The revenue and earnings of Valeant for the period from the Merger Date to September 30, 2010 were not material to the Company's consolidated results of operations. The Company recorded the following acquisition accounting charges in the three-day period ended September 30, 2010:

Share-based compensation expense related to vested and partially vested Valeant stock options and RSUs	$20,909
Amortization expense related to acquired finite-lived intangible assets	2,200
Interest expense related to assumed long-term debt	1,692

Total	$24,801

  The following table presents pro forma consolidated results of operations as if the transaction had occurred as of January 1, 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenue	$467,499	$432,841	$1,413,470	$1,169,316
Net income (loss)	(111,518)	23,190	(84,056)	6,839

  The pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of Biovail and Valeant. The pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of the Merger, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, the pro forma information does not reflect the costs to integrate the operations of Biovail and Valeant.

  The pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the transaction been completed on January 1, 2009. In addition, the pro forma information does not purport to project the future results of operations of the Company. The pro forma information reflects primarily the following pro forma adjustments:

    •
    elimination of Valeant's historical intangible asset amortization expense;

    •
    additional amortization expense related to the fair value of identifiable intangible assets acquired;

    •
    additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

    •
    elimination of interest expense related to Valeant's legacy 8.375% and 7.625% senior unsecured notes and senior secured term loan that were repaid as part of the Merger transaction;

    •
    additional interest expense associated with the Term Loan A Facility, Term Loan B Facility and Senior Notes financing obtained by Valeant in connection with the Merger;

    •
    reduced non-cash interest expense related to the accretion of the principal amount of the 4.0% Convertible Notes as a result of the fair value adjustment;

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

    •
    elimination of the amortization of deferred financing costs recorded by Biovail related to its senior secured credit facility, which was terminated in connection with the Merger (as described in note 10);

    •
    additional share-based compensation expense related to unvested stock options and RSUs to be issued by Biovail to replace Valeant's stock options and RSUs; and

    •
    elimination of acquisition-related costs and Merger-related restructuring charges.

  In addition, all of the above adjustments were adjusted for the applicable tax impact. A combined U.S. federal and state estimated tax rate of 38% has been used in accordance with Valeant's intention to repatriate to the U.S. the earnings of non-U.S. subsidiaries owned by the U.S. corporation.

4.     ASSET ACQUISITIONS

  Istradefylline

  On June 2, 2010, Biovail entered into a license agreement with Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin") to acquire the U.S. and Canadian rights to develop and commercialize products containing istradefylline — a new chemical entity targeted for the treatment of Parkinson's disease.

  Under the terms of the license agreement, Biovail paid an upfront fee of $10,000,000, and the Company could pay up to $20,000,000 in potential development milestones through U.S. Food and Drug Administration ("FDA") approval and up to an additional $35,000,000 if certain sales-based milestones are met. The Company will also make tiered royalty payments of up to 30% on net commercial sales of products containing istradefylline. In connection with this acquisition, Biovail also entered into an agreement with Kyowa Hakko Kirin for the supply of the istradefylline compound.

  This acquisition was accounted for as a purchase of IPR&D intangible assets with no alternative future use. Accordingly, the $10,000,000 upfront payment, together with $242,000 of acquisition costs, was charged to research and development expenses at the acquisition date.

  AMPAKINE®

  On March 25, 2010, Biovail acquired certain AMPAKINE® compounds, including associated intellectual property, from Cortex Pharmaceuticals, Inc. ("Cortex") for use in the field of respiratory depression, a brain-mediated breathing disorder. The acquired compounds include the Phase 2 compound CX717 in an oral formulation, the pre-clinical compounds CX1763 and CX1942, and the injectable dosage form of CX1739. This acquisition was accounted for as a purchase of IPR&D intangible assets with no alternative future use. Accordingly, the $9,000,000 upfront payment and the $1,000,000 transition payment made by Biovail to Cortex, together with $686,000 of acquisition costs, were charged to research and development expenses at the acquisition date.

  As described in note 5, the Company suspended development of the AMPAKINE® compounds and is reviewing its options with Cortex and other potential parties.

  Staccato® Loxapine

  On February 9, 2010, Biovail entered into a collaboration and license agreement with Alexza Pharmaceuticals, Inc. ("Alexza") to acquire the U.S. and Canadian development and commercialization rights to AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

4.     ASSET ACQUISITIONS (Continued)

  associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar patients. AZ-004 combines Alexza's proprietary Staccato® drug-delivery system with the antipsychotic drug loxapine. This acquisition was accounted for as a purchase of IPR&D intangible assets with no alternative future use. Accordingly, the $40,000,000 upfront payment made by Biovail to Alexza, together with $317,000 of acquisition costs, was charged to research and development expenses at the acquisition date.

  On October 8, 2010, Alexza received a Complete Response Letter from the FDA regarding the NDA for AZ-004, in which the FDA indicated that the NDA was not ready for approval.

  As described in note 5, the Company has determined to terminate the agreement with Alexza.

5.     RESTRUCTURING AND INTEGRATION

  Merger-Related Cost-Rationalization and Integration Initiatives

  The Company has initiated measures to integrate the operations of Biovail and Valeant, capture operating synergies and generate cost savings across the Company. These measures include:

    •
    workforce reductions across the Company and other organizational changes;

    •
    closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

    •
    leveraging research and development spend;

    •
    increased use of shared services; and

    •
    procurement savings.

  The Company estimates that it will incur costs between $135,000,000 and $180,000,000 (of which the non-cash component, including share-based compensation, is expected to be approximately $55,000,000) in connection with these cost-rationalization and integration initiatives. These costs include employee termination costs (including related share-based payments), costs to consolidate or close facilities and relocate employees, asset impairments, and contract termination and lease cancellation costs. The following costs were incurred in connection with these initiatives through September 30, 2010:

	Employee Termination Costs
	Severance and Related Benefits	Share-Based Compensation	Other Costs	Total
Costs incurred and charged to expense	$46,326	$45,665	$2,976	$94,967
Cash payments	(2,188)	—	—	(2,188)
Non-cash adjustments	—	(45,665)	—	(45,665)

Balance, September 30, 2010	$44,138	$—	$2,976	$47,114

  The Company recognized employee termination costs of $46,326,000 for severance and related benefits payable to approximately 500 employees of Biovail and Valeant who have been, or will be, terminated as a result of the Merger. These reductions primarily reflect the elimination of redundancies and consolidation of staff in the sales and marketing, research and development, and general and administrative functions. As

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

5.     RESTRUCTURING AND INTEGRATION (Continued)

  of September 30, 2010, $2,188,000 of the termination costs had been paid, and the Company expects that a significant portion of the remaining costs will be paid prior to April 1, 2011, with the balance payable through to the first quarter of 2012.

  In addition, as described in note 11, the Company recognized incremental share-based compensation expense of $45,665,000, related to stock options and RSUs held by terminated employees of Biovail and Valeant.

  Biovail Research and Development Pipeline Rationalization

  Prior to the Merger, Biovail's product development and business development efforts were focused on unmet medical needs in specialty central nervous system ("CNS") disorders. Following the Merger, the Company intends to employ a leveraged research and development model that will allow it to progress development programs, while minimizing research and development expense, through partnerships and other means. In consideration of this model, subsequent to September 30, 2010, the Company conducted a strategic and financial review of the Biovail product development pipeline and identified the programs that did not satisfy the Company's hurdle rate, as outlined in the table below. In respect of the Staccato® loxapine, GDNF, fipamezole and pimavanserin programs, the Company provided notices of termination to, or entered into termination agreements with, the counterparties to the agreements. Regarding the AMPAKINE® program, the Company has suspended development of these compounds and is reviewing its options with Cortex and other potential parties.

Program	Counterparty	Compound	Contingent Milestone Obligations Terminated(1)	Termination Payments
AZ-004	Alexza	Staccato® loxapine	$90,000,000	Nil
BVF-007	Cortex	AMPAKINE®	$15,000,000	Nil
BVF-014	MedGenesis Therapeutix Inc.	GDNF	$20,000,000	$5,000,000	(2)
BVF-025	Santhera Pharmaceuticals (Switzerland) Ltd.	Fipamezole	$200,000,000	Nil
BVF-036, -040, -048	ACADIA Pharmaceuticals Inc.	Pimavanserin	$365,000,000	$8,750,000	(2)

(1)
Represent the maximum amount of milestone payments the Company could have been required to make to the counterparty under each agreement. These milestone payments were contingent on the achievement of specific developmental, regulatory and commercial milestones. In addition, the Company could have been obligated to make royalty payments based on future net sales of the products if regulatory approval was obtained. As a consequence of the termination of these arrangements, the Company has no ongoing or future obligation in respect of these milestone or royalty payments.

(2)
Represents the amount of negotiated settlements with each counterparty, which will be recognized by the Company in the three-month period ended December 31, 2010.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

5.     RESTRUCTURING AND INTEGRATION (Continued)

  Biovail Pre-Merger Cost-Rationalization Initiatives

  In May 2008, Biovail initiated restructuring measures that were intended to rationalize its manufacturing operations, pharmaceutical sciences operations, and general and administrative expenses. The following costs were incurred in connection with these initiatives through September 30, 2010:

	Asset Impairments		Employee Termination Costs
					Contract Termination and Other Costs
	Manufacturing	Pharmaceutical Sciences	Manufacturing	Pharmaceutical Sciences		Total
Balance, January 1, 2008	$—	$—	$—	$—	$—	$—
Costs incurred and charged to expense	42,602	16,702	3,309	2,724	4,865	70,202
Cash payments	—	—	—	(2,724)	(333)	(3,057)
Non-cash adjustments	(42,602)	(16,702)	—	—	(1,186)	(60,490)

Balance, December 31, 2008	—	—	3,309	—	3,346	6,655

Costs incurred and charged to expense	7,591	2,784	4,942	1,441	2,307	19,065
Cash payments	—	—	(2,041)	(1,278)	(1,321)	(4,640)
Non-cash adjustments	(7,591)	(2,784)	—	71	—	(10,304)

Balance, December 31, 2009	—	—	6,210	234	4,332	10,776

Costs incurred and charged to expense	—	—	333	—	280	613
Cash payments	—	—	(2,703)	(195)	(429)	(3,327)
Non-cash adjustments	—	—	—	6	—	6

Balance, March 31, 2010	—	—	3,840	45	4,183	8,068

Costs incurred and charged to expense	—	—	708	1,924	249	2,881
Cash payments	—	—	(820)	—	(435)	(1,255)
Non-cash adjustments	—	—	—	(46)	—	(46)

Balance, June 30, 2010	—	—	3,728	1,923	3,997	9,648

Costs incurred and charged to expense	400	—	392	—	157	949
Cash payments	—	—	(1,240)	(1,862)	(331)	(3,433)
Non-cash adjustments	(400)	—	—	—	—	(400)

Balance, September 30, 2010	$—	$—	$2,880	$61	$3,823	$6,764

  Manufacturing Operations

  On January 15, 2010, Biovail completed the sale of its Dorado, Puerto Rico manufacturing facility for net cash proceeds of $8,542,000. The related property, plant and equipment was classified as assets held for sale on the consolidated balance sheet at December 31, 2009. Biovail occupied the Dorado facility until March 31, 2010, pursuant to a short-term lease agreement with the buyer.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

5.     RESTRUCTURING AND INTEGRATION (Continued)

  As of September 30, 2010, the Company completed the transfer of remaining manufacturing processes from its Carolina, Puerto Rico manufacturing facility to its plant in Steinbach, Manitoba. The Company recorded an impairment charge of $400,000 in the three-month period ended September 30, 2010, to write off the remaining carrying value of the Carolina facility after unsuccessful efforts to locate a buyer for the facility.

  Biovail expected to incur employee termination costs of approximately $9,800,000 in total for severance and related benefits payable to the approximately 240 employees who have been, or will be, terminated as a result of the closure of the Dorado and Carolina facilities. As these employees were required to provide service during the shutdown period in order to be eligible for termination benefits, Biovail was recognizing the cost of those termination benefits ratably over the estimated future service period. On a cumulative basis to September 30, 2010, the Company recognized $9,684,000 of these costs, of which $6,804,000 have been paid. The Company will pay the remaining termination benefits prior to December 31, 2010.

  Pharmaceutical Sciences Operations

  On April 30, 2010, Biovail entered into an asset purchase agreement to sell its contract research division ("CRD") to Lambda Therapeutic Research Inc. ("Lambda"). Biovail no longer considered CRD a strategic fit as a result of Biovail's pre-Merger transition from reformulation programs to the in-licensing, acquisition and development of specialty CNS products. CRD has not been treated as a discontinued operation for accounting purposes, on the basis that its operations were immaterial and incidental to Biovail's core specialty pharmaceutical business.

  On July 23, 2010, Biovail completed the sale of CRD to Lambda for net cash proceeds of $6,422,000. The carrying value of net assets of CRD at the date of disposal amounted to $6,387,000, which comprised net current assets and liabilities of $1,636,000 and property, plant and equipment of $4,751,000.

  Biovail recognized employee termination costs of $1,924,000 for the approximately 70 CRD employees not offered employment by Lambda.

  In the three-month and nine-month periods ended September 30, 2010 and 2009, the consolidated statements of income (loss) included the following revenue and expenses of CRD, which, as described above, have not been segregated from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Research and development revenue	$409	$2,835	$5,642	$9,090

Research and development expenses	532	3,526	7,211	10,510
Selling, general and administrative expenses	650	746	2,328	2,507

Total operating expenses	1,182	4,272	9,539	13,017

Operating loss	(773)	(1,437)	(3,897)	(3,927)
Foreign exchange gain (loss)	6	(51)	(102)	110

Net loss	$(767)	$(1,488)	$(3,999)	$(3,817)

  Prior to December 31, 2009, Biovail completed the closure of its research and development facilities in Dublin, Ireland and Mississauga, Ontario, and the consolidation of its research and development operations in Chantilly, Virginia.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

6.     FAIR VALUE MEASUREMENTS

  Assets Measured at Fair Value on a Recurring Basis

  The following fair value hierarchy table presents the components and classification of the Company's financial assets measured at fair value:

	At September 30, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$221,293	$221,293	$—	$—
Available-for-sale debt securities:
Corporate bonds	7,390	—	7,390	—
Government-sponsored enterprise securities	1,846	—	1,846	—

Total financial assets	$230,529	$221,293	$9,236	$—

Cash and cash equivalents	$221,293	$221,293	$—	$—
Marketable securities	9,236	—	9,236	—

Total financial assets	$230,529	$221,293	$9,236	$—

	At December 31, 2009
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,994	$7,994	$—	$—
Available-for-sale debt securities:
Corporate bonds	10,880	—	10,880	—
Government-sponsored enterprise securities	4,193	—	4,193	—
Auction rate securities	6,009	—	—	6,009

Total financial assets	$29,076	$7,994	$15,073	$6,009

Cash and cash equivalents	$7,994	$7,994	$—	$—
Marketable securities	21,082	—	15,073	6,009

Total financial assets	$29,076	$7,994	$15,073	$6,009

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

6.     FAIR VALUE MEASUREMENTS (Continued)

  At September 30, 2010 and December 31, 2009, the Company did not have any financial liabilities that were subject to fair value measurements.

  Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

  At December 31, 2009, Biovail's marketable securities portfolio included $26,775,000 of principal invested in nine individual auction rate securities, which had an estimated fair value of $6,009,000 at that date. In May 2009, Biovail had received $22,000,000 in a settlement with an investment bank in respect of these securities, and retained ownership of the securities under the terms of the settlement. In August 2010, Biovail disposed of these securities for cash proceeds of $1,400,000.

  The following table presents a reconciliation of the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Balance, beginning of period	$6,016	$6,604	$6,009	$10,333
Total unrealized gains (losses):
Included in net income (loss)(1):
Arising during period	(4,616)	(156)	(5,163)	(3,978)
Reclassification from other comprehensive income	(389)	(229)	(389)	(731)
Included in other comprehensive income:
Arising during period	—	73	554	166
Reclassification to net income (loss)	389	229	389	731
Settlement	(1,400)	—	(1,400)	—

Balance, end of period	$—	$6,521	$—	$6,521

Total amount of unrealized losses for the period included in net income relating to securities still held at end of period	$—	$(385)	$—	$(4,709)

  (1)
  Included in loss on auction rate securities in the consolidated statements of income (loss).

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

  At September 30, 2010 and December 31, 2009, the Company did not have any assets or liabilities that were measured at fair value on non-recurring basis subsequent to initial recognition.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarizes the estimated fair values of the Company's financial instruments:

	At September 30, 2010
	Carrying Value	Fair Value
Cash equivalents	$221,293	$221,293
Marketable securities	9,236	9,236
Long-term debt (as described in note 10)	(3,235,550)	(3,775,798)

	At December 31, 2009
	Carrying Value	Fair Value
Cash equivalents	$7,994	$7,994
Marketable securities	21,082	21,082
Long-term debt (as described in note 10)	(326,085)	(434,518)

  The following table summarizes the Company's marketable securities by major security type:

	At September 30, 2010
			Gross Unrealized
	Cost Basis	Fair Value
			Gains	Losses
Corporate bonds	$7,251	$7,390	$139	$—
Government-sponsored enterprise securities	1,832	1,846	14	—

	$9,083	$9,236	$153	$—

	At December 31, 2009
			Gross Unrealized
	Cost Basis	Fair Value
			Gains	Losses
Corporate bonds	$10,626	$10,880	$254	$—
Government-sponsored enterprise securities	4,100	4,193	93	—
Auction rate securities	26,775	6,009	—	(20,766)

	$41,501	$21,082	$347	$(20,766)

  The contractual maturities of marketable securities held at September 30, 2010 were as follows:

	Carrying Value	Fair Value
Within one year	$5,591	$5,591
One to two years	3,645	3,645

	$9,236	$9,236

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  Gross gains and losses realized on the sale of marketable securities were not material in the three-month and nine-month periods ended September 30, 2010 and 2009. The cost of securities sold, and the amount reclassified out of accumulated other comprehensive income into earnings, is calculated using the specific identification method, if determinable, otherwise the average cost method is applied.

8.     INVENTORIES

	At September 30 2010	At December 31 2009
Raw materials	$63,254	$14,290
Work in process	28,393	25,012
Finished goods	203,632	43,471

	$295,279	$82,773

  The increase in inventories primarily reflects the acquisition of Valeant's inventories, which were recorded at fair value (as described in note 3).

9.     INTANGIBLE ASSETS

	At September 30, 2010			At December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Product brands	$4,198,915	$(329,115)	$3,869,800	$1,084,226	$(267,249)	$816,977
Product rights	1,054,196	(249,827)	804,369	693,126	(202,881)	490,245
Out-licensed technology and other	200,049	(180)	199,869	—	—	—

Total finite-lived intangible assets	5,453,160	(579,122)	4,874,038	1,777,352	(470,130)	1,307,222

Indefinite-lived intangible assets:
IPR&D	1,427,956	—	1,427,956	28,000	—	28,000
Corporate brands	168,602	—	168,602	—	—	—

Total indefinite-lived intangible assets	1,596,558	—	1,596,558	28,000	—	28,000

Total intangible assets	$7,049,718	$(579,122)	$6,470,596	$1,805,352	$(470,130)	$1,335,222

  The increase in intangible assets primarily reflects the acquisition of Valeant's identifiable intangible assets, which were recorded at fair value (as described in note 3).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

9.     INTANGIBLE ASSETS (Continued)

  Amortization of Intangible Assets

  Amortization expense related to intangible assets was recorded as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Royalty and other revenue	$268	$268	$804	$804
Cost of goods sold	2,026	2,026	6,077	6,077
Amortization expense	35,499	33,121	102,098	70,402

	$37,793	$35,415	$108,979	$77,283

  As described in note 3, the useful lives for acquired Valeant identifiable intangible assets are provisional pending finalization of valuation efforts. Until such time, the Company is unable to provide reasonable weighted-average lives of finite-lived intangible assets or estimated aggregate amortization expense for the five succeeding years.

10.   LONG-TERM DEBT

	At September 30 2010	At December 31 2009
Term Loan A Facility	$1,000,000	$—
Term Loan B Facility	500,000	—
6.75% Senior Notes, net of unamortized debt discount of $2,500	497,500	—
7.00% Senior Notes, net of unamortized debt discount of $4,375	695,625	—
5.375% Convertible Notes, net of unamortized debt discount		—
(September 30, 2010 — $44,654; December 31, 2009 — $51,715)	305,346	298,285
4.0% Convertible Notes, net of unamortized debt discount of $4,471	220,489	—
Cambridge obligation, net of unamortized debt discount
(September 30, 2010 — $910; December 31, 2009 — $2,200)	16,590	27,800

	3,235,550	326,085
Less current portion	121,590	12,110

	$3,113,960	$313,975

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   LONG-TERM DEBT (Continued)

  Aggregate maturities of long-term debt are as follows:

2010	$26,250
2011	122,500
2012	130,000
2013	429,960
2014	605,000
Thereafter	1,978,750

Total gross maturities	3,292,460
Unamortized discounts	(56,910)

Total long-term debt	$3,235,550

  Credit Facilities

  On September 27, 2010, Valeant and certain of its subsidiaries entered into a Credit and Guaranty Agreement (the "Credit Agreement"), consisting of (1) a four-and-one-half-year non-amortizing $125,000,000 Revolving Credit Facility, (2) a five-year amortizing $1,000,000,000 Term Loan A Facility, and (3) a six-year amortizing $1,625,000,000 Term Loan B Facility, consisting of a $1,500,000,000 "initial draw" and a $125,000,000 "delayed draw" (together the "Credit Facilities"). On September 28, 2010, the Company and certain of its subsidiaries (other than Valeant and its subsidiaries) entered into Counterpart Agreements to the Credit Agreement, pursuant to which they guaranteed the Credit Facilities, each in substantially the same form.

  As described in note 3, the loans under the Term Loan A Facility and the "initial draw" under the Term Loan B Facility were used for the purposes of refinancing the Valeant debt, funding the pre-Merger special dividend of Valeant, and for the payment of fees and expenses of Valeant related to the Merger and financings. The loans under the "delayed draw" Term Loan B Facility, together with cash on hand, may be used by the Company for the payment of a post-Merger special dividend of $1.00 per common share of the Company that will be payable on December 22, 2010 (as described in note 11). The Revolving Credit Facility can be used for working capital and general corporate purposes of the Company and its subsidiaries, other than to fund the post-Merger special dividend.

  The Credit Facilities provide that Valeant has the right at any time to seek commitments from the lenders under the Credit Facilities to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount of up to $250,000,000. The lenders under the Credit Facilities are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.

  Borrowings under the Credit Facilities bear interest at a rate per annum equal to, at Valeant's option, either (a) a base rate determined by reference to the higher of (1) the prime rate, (2) the federal funds effective rate plus 1/2 of 1%, and (3) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1%, or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. For the purpose of determining the interest rate payable on loans under the Term Loan B Facility under clauses (a)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   LONG-TERM DEBT (Continued)

  and (b) of the immediately preceding sentence, the base rate and LIBO rate will in no event be less than 2.50% and 1.50%, respectively. The applicable margin for borrowings under the Credit Facilities is 3.00% with respect to base rate borrowings and 4.00% with respect to LIBO rate borrowings.

  The Revolving Credit Facility may also be used in the form of swing line loans (subject to a $25,000,000 sublimit) or letters of credit. Swing line loans will bear interest at a rate per annum equal to the base rate described in clause (a) of the preceding paragraph plus the applicable margin. Amounts drawn on letters of credit will bear interest at a rate per annum equal to the base rate described in clause (a) of the preceding paragraph, and a fee equal to the applicable margin will be charged on the face amount of issued letters of credit.

  Subject to certain exceptions and customary baskets set forth in the Credit Agreement, Valeant will be required to make mandatory prepayments of the loans under the Term Loan A Facility and the Term Loan B Facility, on a pro rata basis, under certain circumstances, including from (1) 100% of net cash proceeds from asset sales outside the ordinary course of business (subject to the right to reinvest these proceeds in real estate, equipment and other tangible assets useful in the ordinary course of business of Valeant ("reinvestment rights"), (2) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (3) 50% (with a step down to 25% based on achievement of a specified leverage ratio) of the net cash proceeds received from certain issuances of equity interests, (4) 100% of the net cash proceeds from the incurrence of debt not otherwise permitted by the terms of the Credit Agreement and (5) 50% of annual excess cash flow (with a step down to 25% based on achievement of a specified leverage ratio), with any excess amounts after the prepayment of the loans under the Term Loan A Facility and the Term Loan B Facility to be applied against the outstanding amounts under the Revolving Credit Facility. For so long as any loans under the Term Loan A Facility remain outstanding, the lenders under the Term Loan B Facility are permitted to waive any mandatory prepayments of the loans under the Term Loan B Facility.

  Valeant is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Credit Facilities at any time without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans.

  The Term Loan A Facility will mature on the five-year anniversary of the closing date for the Credit Facilities and will amortize in equal quarterly installments of 2.5% of the original principal amount (i.e., 10% annually) for each of the first and second years after such closing date and in equal quarterly installments of 5% of the original principal amount (i.e., 20% annually) for each of the third and fourth years after such closing date, with the remaining 40% balance amortizing in equal 10% quarterly installments in the last year. The Term Loan B Facility will mature on the six-year anniversary of the closing date for the Credit Facilities and will amortize in an amount equal to 1% of the original principal amount per year payable in quarterly installments, with the remaining 94.25% balance to be due at the maturity of the Term Loan B Facility. The Revolving Credit Facility will mature on the four-and-one-half-year anniversary of the closing date for the Credit Facilities and will not amortize.

  Valeant's obligations under the Credit Facilities, as well as certain hedging arrangements and cash management arrangements entered into with lenders under the Credit Facilities, are guaranteed, or will be guaranteed, by the Company's existing and future direct and indirect subsidiaries, in each case excluding immaterial subsidiaries designated by the Company from time to time that, individually or in the aggregate, constitute less than (1) 7.5% of the total assets as of the time of designation, and (2) 7.5% of the total

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   LONG-TERM DEBT (Continued)

  revenues of the Company and its consolidated subsidiaries for the four-fiscal-quarter period most recently ended prior to such date of designation and, in each case subject to certain exclusions set forth in the credit documentation governing the Credit Facilities.

  Valeant's obligations and the obligations of the guarantors under the Credit Facilities and certain hedging arrangements and cash management arrangements entered into with lenders under the Credit Facilities (or affiliates thereof) are secured, or will be secured, by first-priority senior security interests in substantially all tangible and intangible assets of the guarantors, including 100% of the capital stock of certain of its domestic subsidiaries and 65% of all the equity interests of each of its first-tier foreign subsidiaries of Valeant, in each case subject to certain permitted liens provided for in the credit documentation governing the Credit Facilities.

  The Credit Facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict the right of the Company and certain of its subsidiaries to: incur additional indebtedness; create liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, amalgamate or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; engage in transactions with affiliates; enter into new lines of business; and enter into amendments of or waivers under subordinated indebtedness, organizational documents and certain other material agreements.

  The Credit Agreement requires that the Company maintain a minimum interest coverage ratio of 2.25 to 1.00 in the fiscal quarter ending December 31, 2010 and increasing to 3.00 to 1.00 by the fiscal quarter ended March 31, 2013, and a maximum leverage ratio of 3.50 to 1.00 in the fiscal quarter ending December 31, 2010 and decreasing to 2.75 to 1.00 by the fiscal quarter ended March 31, 2014. In addition, the Credit Agreement limits the aggregate amount of capital expenditures permitted to be made during any fiscal year to $55,000,000, subject to a limited one-year carryforward of up to a maximum amount of $27,500,000 for the unused capital expenditures capacity in any such fiscal year.

  The Credit Agreement also contains certain customary representations, warranties, affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, Valeant may be required to repay all amounts outstanding under the Credit Facilities.

  At September 30, 2010, the estimated fair value of the Credit Facilities approximated their carrying values based on current borrowing rates available to the Company.

  Senior Notes

  On September 28, 2010, Valeant issued $500,000,000 aggregate principal amount of 6.75% Senior Notes and $700,000,000 aggregate principal amount of 7.00% Senior Notes in a private placement. Interest on the Senior Notes will be payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2011. The 6.75% Senior Notes were issued at a discount of 99.5% for an effective annual yield of 6.84% and the 7.00% Senior Notes were issued at a discount of 99.375% for an effective annual yield of 7.09%. The Senior Notes are the senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Credit Facilities (as described above). Certain of the future subsidiaries of the Company may be required to guarantee the Senior Notes.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   LONG-TERM DEBT (Continued)

  A portion of the proceeds of the Senior Notes offering was used to repay $1,000,000,000 of the Term Loan B Facility (as described above) and the remaining portion will be used for general corporate purposes.

  Valeant may redeem all or a portion of the 6.75% Senior Notes at any time prior to October 1, 2014, and Valeant may redeem all or a portion of the 7.00% Senior Notes at any time prior to October 1, 2015, in each case at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium, as set forth in the Senior Notes Indenture. On or after October 1, 2014, Valeant may redeem all or a portion of the 6.75% Senior Notes, and on or after October 1, 2015, Valeant may redeem all or a portion of the 7.00% Senior Notes, in each case at the redemption prices applicable to the 6.75% Senior Notes or the 7.00% Senior Notes, as set forth in the Senior Notes Indenture, plus accrued and unpaid interest to the date of redemption. In addition, prior to October 1, 2013, Valeant may redeem up to 35% of the aggregate principal amount of either the 6.75% Senior Notes or the 7.00% Senior Notes at prices of 106.750% and 107.000%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, in each case with the net proceeds of certain equity offerings.

  If Valeant or the Company experiences a change of control, Valeant may be required to repurchase the Senior Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

  The Senior Notes Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee additional debt; make certain investments and other restricted payments; create liens; enter into transactions with affiliates; engage in mergers, consolidations or amalgamations; repurchase capital stock, repurchase subordinated debt and make certain investments; and transfer and sell assets. If an event of default, as specified in the Senior Notes Indenture, shall occur and be continuing, either the trustee or the holders of a specified percentage of the Senior Notes may accelerate the maturity of all the Senior Notes.

  At September 30, 2010, the fair values of the 6.75% Senior Notes and 7.00% Senior Notes were approximately $501,250,000 and $701,750,000, respectively, in the secondary market.

  5.375% Convertible Notes

  On June 10, 2009, Biovail issued $350,000,000 principal amount of 5.375% senior convertible notes due August 1, 2014 (the "5.375% Convertible Notes"). The 5.375% Convertible Notes were issued at par and pay interest semi-annually on February 1 and August 1 of each year. The 5.375% Convertible Notes may be converted based on a current conversion rate of 67.09145 common shares of the Company per $1,000 principal amount of notes, which represents a conversion price of approximately $14.91 per share.

  Upon conversion, the 5.375% Convertible Notes may be settled in cash, common shares, or a combination of cash and common shares, at the Company's option. The Company's current intent and policy is to settle the 5.375% Convertible Notes using a net share settlement approach, such that the principal amount of any 5.375% Convertible Notes tendered for conversion would be settled in cash, and any excess conversion value settled in common shares.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   LONG-TERM DEBT (Continued)

  Interest expense was recognized based on an effective rate of interest of 9.5% on the liability component of the 5.375% Convertible Notes as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Cash interest per contractual coupon rate	$4,703	$4,703	$14,109	$5,800
Non-cash amortization of debt discount	2,408	2,199	7,062	2,705

	$7,111	$6,902	$21,171	$8,505

  In the three-month and nine-month periods ended September 30, 2010, interest expense included the non-cash amortization of deferred financing costs associated with the 5.375% Convertible Notes of $538,000 and $1,555,000, respectively, compared with $463,000 and $568,000 in each of the corresponding periods of 2009.

  At September 30, 2010 and December 31, 2009, the estimated fair value of the 5.375% Convertible Notes were approximately $625,278,000 and $406,718,000, respectively, in the secondary market, based on changes in the underlying trading price of the Company's common shares and market interest rates.

  4.0% Convertible Notes

  As described in note 3, in connection with the Merger, the Company assumed $224,960,000 aggregate outstanding principal amount of Valeant's 4.0% Convertible Notes. Interest on the 4.0% Convertible Notes is payable semi-annually on May 15 and November 15 of each year. The 4.0% Convertible Notes mature on November 15, 2013. Valeant has the right to redeem the 4.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 4.0% Convertible Notes are convertible into common shares of the Company at a conversion rate of 76.09483 shares per $1,000 principal amount of notes (which represents a conversion price of approximately $13.14 per share), reflecting an adjustment to account for the pre-Merger special dividend and exchange ratio for the Merger. Upon conversion, the Company may satisfy the conversion obligations, at its option, in common shares of the Company, in cash, or in a combination thereof. The Company's current intent and policy is to settle the principal amount of the 4.0% Convertible Notes in cash and any excess conversion value settled in common shares.

  The fair value of $220,489,000 allocated to the liability component of the 4.0% Convertible Notes as of the Merger Date, will be accreted to the face value of the 4.0% Convertible Notes through the debt maturity date of November 15, 2013, using the effective interest rate method. The accretion of the liability component will be recognized as additional non-cash interest expense. The effective interest rate on the liability component of the 4.0% Convertible Notes is 4.62%. For the period from September 28, 2010 (the Merger Date) to September 30, 2010, the non-cash amortization of the discount on the liability component was not material.

  At September 30, 2010, the estimated fair value of the 4.0% Convertible Notes was determined to be approximately $430,930,000, based on quoted market prices.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   LONG-TERM DEBT (Continued)

  Cambridge Obligation

  In connection with the acquisition of the worldwide development and commercialization rights to tetrabenazine on June 19, 2009, Biovail made a payment of $12,500,000 to Cambridge Laboratories (Ireland) Ltd. ("Cambridge") on June 21, 2010 and the Company will make a final payment of $17,500,000 to Cambridge on June 20, 2011. These payments were discounted based on imputed interest rates of 6.9% and 7.7%, respectively.

  In the three-month and nine-month periods ended September 30, 2010, interest expense included the non-cash amortization of the debt discount on the Cambridge obligation of $305,000 and $1,289,000, respectively, compared with $483,000 and $541,000 in each of the corresponding periods of 2009.

  At September 30, 2010, the fair value of the Cambridge obligation approximated its carrying value based on current borrowing rates available to the Company.

  Biovail Former Credit Facility

  On June 9, 2009, Biovail established a $410,000,000 senior secured revolving credit facility maturing on June 9, 2012. In connection with the establishment of the Credit Facilities described above, this former facility was terminated effective September 28, 2010, and the Company wrote off $5,774,000 of related deferred financing costs.

11.   SHAREHOLDERS' EQUITY

  The components of consolidated shareholders' equity were as follows:

	Common Shares
					Accumulated Other Comprehensive Income
	Shares (000s)(1)	Amount	Paid-In Additional Capital	Accumulated Deficit		Total
Balance, January 1, 2010	158,311	$1,465,004	$91,768	$(245,974)	$43,574	$1,354,372
Acquisition of Valeant	140,831	3,710,888	169,413	—	—	3,880,301
Equity component of 4.0% Convertible Notes	—	—	253,971	—	—	253,971
Share-based compensation	—	—	71,836	—	—	71,836
Common shares issued under share-based compensation plans	796	13,697	(6,425)	—	—	7,272
Cash dividends declared and dividend equivalents ($0.28 per share)	—	—	309	(44,707)	—	(44,398)

	299,938	5,189,589	580,872	(290,681)	43,574	5,523,354

Comprehensive loss:
Net loss	—	—	—	(177,063)	—	(177,063)
Other comprehensive income	—	—	—	—	3,373	3,373

Total comprehensive loss	—	—	—	(177,063)	3,373	(173,690)

Balance, September 30, 2010	299,938	$5,189,589	$580,872	$(467,744)	$46,947	$5,349,664

(1)
Represents common shares issued and outstanding and common shares issuable in connection with the Merger.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   SHAREHOLDERS' EQUITY (Continued)

  Post-Merger Special Dividend

  On November 4, 2010, the board of directors of the Company declared a special dividend of $1.00 (the "post-Merger special dividend") per common share, no par value. Shareholders of record as of the close of business on November 15, 2010 (the "record date") will be entitled to receive the post-Merger special dividend on December 22, 2010. In connection with the post-Merger special dividend, the Company has established a special dividend reinvestment plan under which eligible shareholders of record as of the record date may elect to reinvest the post-Merger special dividend (net of any applicable withholding tax) in additional common shares of the Company.

  Securities Repurchase Program

  The board of directors of the Company has approved a securities repurchase program (the "securities repurchase program"), pursuant to which the Company may make purchases of its common shares, 5.375% and 4.0% Convertible Notes and/or Senior Notes up to an aggregate maximum value of $1,500,000,000, subject to any restrictions in the Company's financing agreements and applicable law.

  In connection with the securities repurchase program, the board of directors also approved a sub-limit of up to 16,000,000 common shares, representing approximately 10% of the Company's public float, to be purchased for cancellation under a normal course issuer bid through the facilities of the NYSE and Toronto Stock Exchange, subject to completion of the appropriate filings and receipt of applicable approvals.

  Biovail Share Repurchase Program

  On August 5, 2009, Biovail's board of directors approved the purchase of up to 15,800,000 of its common shares on the open market under a share repurchase program, or normal course issuer bid, subject to a maximum of $75,000,000 of common shares being repurchased during any fiscal year pursuant to a covenant in Biovail's former credit facility (unless such condition was waived or varied by the lenders). The share repurchase program terminated on August 11, 2010. Biovail did not repurchase any of its common shares under this program.

  Share-Based Compensation

  The Company recognizes share-based compensation expense related to stock options and RSUs on a straight-line basis over the requisite service period of the individual stock option or RSU grant, which generally equals the vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from these estimates.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   SHAREHOLDERS' EQUITY (Continued)

  The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Stock options	$41,082	$524	$42,264	$2,144
RSUs	27,202	602	29,572	2,073

Stock-based compensation expense	$68,284	$1,126	$71,836	$4,217

Cost of goods sold(1)	$536	$131	$797	$419
Research and development expenses(1)	648	151	1,107	591
Selling, general and administrative expenses(1)	21,435	844	24,267	3,207
Restructuring and other costs(2)	45,665	—	45,665	—

Stock-based compensation expense	$68,284	$1,126	$71,836	$4,217

(1)
Includes the excess of the fair value of Biovail stock options and time-based RSUs over the fair value of the vested and partially vested Valeant stock options and time-based RSUs of $20,909,000 (as described in note 3), which was recognized immediately as post-Merger compensation expense and allocated as follows: cost of goods sold ($418,000), research and development expenses ($418,000), and selling, general and administrative expenses ($20,073,000).

(2)
As described below, the components of share-based compensation recorded in restructuring and other costs were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Stock options and time-based RSUs held by Biovail employees with employment agreements	$5,805	$—	$5,805	$—
Stock options held by Biovail employees without employment agreements	(492)	—	(492)	—
Performance-based RSUs held by Biovail executive officers and selected employees	20,287	—	20,287	—
Stock options and RSUs held by former executive officers of Valeant	20,065	—	20,065	—

	$45,665	$—	$45,665	$—

  The Company did not recognize any tax benefits from stock options exercised during the three-month and nine-month periods ended September 30, 2010 and 2009.

  Treatment of Biovail Stock Options and RSUs Following the Merger

  In accordance with the Merger agreement, each unvested stock option and time-based RSU award held by Biovail employees with employment agreements accelerate and become 100% vested upon involuntary termination following the Merger. As of the Merger Date, the Company calculated incremental compensation expense of $9,501,000 to reflect an increase in the fair value of the stock options and time-based RSU's held by Biovail employees with employment agreements due to the acceleration of the vesting condition. This amount will be recognized over the requisite service period of the terminated

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   SHAREHOLDERS' EQUITY (Continued)

  employees, including $5,805,000 recorded in restructuring and other costs in the consolidated statements of loss as of the Merger Date.

  Unvested stock option awards held by Biovail employees without employment agreements are forfeited if the employee is involuntarily terminated following the Merger. As of the Merger Date, the Company reversed $492,000 of previously recognized compensation expense related to unvested stock options held by terminated employees without employment agreements. Unvested time-based RSU awards held by Biovail employees without employment agreements vest on a pro-rata basis if the employee is involuntarily terminated following the Merger. Accordingly, no additional compensation expense related to the pro-rata vesting of time-based RSUs was required to be recognized by the Company as of September 30, 2010.

  Prior to the completion of the Merger, the board of directors of Biovail resolved that each performance-based RSU award held by Biovail executive officers and selected employees would immediately accelerate and become 100% vested on the Merger Date. The number of such performance-based RSUs to be settled would be determined based on Biovail's performance through the Merger Date. Based on such performance, each performance-based RSU vested upon the closing of the Merger at 200% of target. As of the Merger Date, the Company recorded incremental compensation expense of $20,287,000 to reflect an increase in the fair value of the performance-based RSUs due to the acceleration of the vesting condition. The common shares of the Company underlying the performance-based RSUs will be delivered, net of income tax withholdings, to the applicable employees within 60 days of the date of Merger.

  Treatment of Valeant Continuing Stock Options and RSUs Following the Merger

  As of the Merger Date, the Company recorded compensation expense of $20,065,000 to reflect the acceleration of the vesting term related to stock options and RSUs held by former executive officers of Valeant.

  Upon the closing of the Merger, each outstanding Valeant stock option and RSU that did not provide for vesting was converted into an option or RSU to acquire or receive common shares of the Company, after taking account of the pre-Merger special dividend and exchange ratio for the Merger, on the same terms and conditions as were applicable to the stock option or RSU prior to the Merger. In total, 12,464,417 Biovail stock options were issued to replace Valeant stock options, and respectively 2,217,003 and 1,211,833 time-based RSUs and performance-based RSUs of Biovail were issued to replace equivalent awards of Valeant. As described in note 3, the fair values of the vested portions of the Valeant stock options and Valeant RSUs were recognized as components of the purchase price or immediately as compensation expense as of the Merger Date. The following table summarizes the compensation cost and weighted-average service periods related to the unvested portions of the Valeant stock options and RSUs:

	Stock Options	Time- Based RSUs	Performance- Based RSUs
Number of awards issued (000s)	12,464	2,217	1,212
Total compensation cost related to unvested awards to be recognized	$66,520	$30,558	$24,998
Weighted-average service period over which compensation cost is expected to be recognized (months)	18	25	34

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   SHAREHOLDERS' EQUITY (Continued)

  Stock Options

  The following table summarizes stock option activity during the nine-month period ended September 30, 2010:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	3,988	$17.02
Granted	905	15.33
Conversion of Valeant awards	12,464	8.59
Exercised	(490)	14.73
Expired or forfeited	(802)	20.44

Outstanding, September 30, 2010	16,065	$10.28	6.4	$237,305

Vested and exercisable, September 30, 2010	7,703	$9.80	4.7	$117,527

  The weighted-average grant-date fair value of stock options granted to employees of Biovail in the nine-month period ended September 30, 2010 was $4.59. The weighted-average Merger-date fair value of Valeant stock options converted into Biovail stock options was $17.63. The total intrinsic value of stock options exercised in the nine-month period ended September 30, 2010 was $1,750,000. Proceeds received on the exercise of stock options in the nine-month period ended September 30, 2010 amounted to $7,272,000. At September 30, 2010, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $71,966,000, which will be amortized over the weighted-average remaining requisite service period of approximately 18 months.

  Time-Based RSUs

  The following table summarizes non-vested time-based RSU activity during the nine-month period ended September 30, 2010:

	Time-Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2010	379	$11.71
Granted	209	14.95
Conversion of Valeant awards	2,217	26.35
Reinvested dividend equivalents	7	16.85
Vested	(175)	19.74
Forfeited	(43)	12.94

Non-vested, September 30, 2010	2,594	$23.94

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   SHAREHOLDERS' EQUITY (Continued)

  At September 30, 2010, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $33,130,000, which will be amortized over the weighted-average remaining requisite service period of approximately 25 months.

  Performance-Based RSUs

  The following table summarizes non-vested performance-based RSU activity during the nine-month period ended September 30, 2010:

	Performance- Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2010	676	$18.94
Granted	107	22.29
Conversion of Valeant awards	1,212	52.72
Reinvested dividend equivalents	12	19.39
Vested and released	(219)	20.28
Vested and to be released	(576)	19.30

Non-vested, September 30, 2010	1,212	$52.72

  Deferred Share Units

  Following the Merger, the DSUs previously granted to non-management Biovail directors who did not remain on the board of directors of the Company will be redeemed, entitling each departing director to a payment of the cash value of his DSUs. As of September 30, 2010, no payments had been made to departing directors.

  The following table summarizes DSU activity during the nine-month period ended September 30, 2010:

	DSUs (000s)	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2010	343	$12.82
Granted	101	15.82
Reinvested dividend equivalents	6	16.81

Outstanding, September 30, 2010	450	$13.54

  The Company recorded compensation expense related to DSUs of $2,477,000 and $6,472,000 in the three-month and nine-month periods ended September 30, 2010, respectively, compared with $338,000 and $3,068,000 in the corresponding periods of 2009. At September 30, 2010 and December 31, 2009, the Company had a liability related to its DSU plan of $11,427,000 and $4,796,000, respectively, based on the trading price of the Company's common shares at those dates.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   SHAREHOLDERS' EQUITY (Continued)

  Comprehensive Income (Loss)

  Comprehensive income (loss) comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income (loss)	$(207,882)	$40,362	$(177,063)	$103,455

Comprehensive income (loss)
Foreign currency translation adjustment	4,590	10,116	2,666	15,051
Unrealized holding gain on auction rate securities:
Arising in period	—	73	554	166
Reclassification to net income (loss)(1)	389	229	389	731
Net unrealized holding gain (loss) on available-for-sale securities
Arising in period	(69)	46	(236)	806
Reclassification to net income (loss)(2)	—	(622)	—	(1,003)

Other comprehensive income	4,910	9,842	3,373	15,751

Comprehensive income (loss)	$(202,972)	$50,204	$(173,690)	$119,206

(1)
Included in loss on auction rate securities in the consolidated statements of income (loss).

(2)
Included in gain on disposal of investments in the consolidated statements of income (loss).

  The components of accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Loss on Auction Rate Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Securities	Total
Balance, January 1, 2010	$44,286	$(943)	$231	$43,574
Foreign currency translation adjustment	2,666	—	—	2,666
Unrealized holding gain on auction rate securities	—	554	—	554
Net unrealized holding loss on available-for-sale securities	—	—	(236)	(236)
Reclassification to net loss(1)	—	389	—	389

Balance, September 30, 2010	$46,952	$—	$(5)	$46,947

(1)
Included in loss on auction rate securities in the consolidated statement of loss.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

12.   INCOME TAXES

  The components of the provision for income taxes were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Current income tax expense	$500	$3,700	$10,000	$11,500
Deferred income tax expense	59,500	3,800	64,500	12,000

Total provision for income taxes	$60,000	$7,500	$74,500	$23,500

  In the three-month period ended September 30, 2010, the Company's effective tax rate was impacted by (i) the recording of a valuation allowance against a portion of the net deferred tax asset in respect of the Company's U.S. tax loss carryforwards; (ii) the addition of Valeant's fourth quarter forecasted taxable income and associated tax expense at Valeant's higher effective tax rate to Biovail's annualized effective tax rate to be applied against the Company's current quarter income; (iii) the non-deductible portion of the acquisition-related costs related to the Merger; and (iv) provisions for legal settlements in jurisdictions with lower statutory rates than those that apply in Canada, or where a full valuation allowance is recorded against tax loss carryforwards. The Merger resulted in tax loss carryforwards of Biovail's U.S. group becoming subject to the ownership change limitations of the U.S. Internal Revenue Code and similar state legislation. The Company concluded as of September 30, 2010 that it is not more likely than not that the Company will be able to utilize the full amount of its U.S. tax loss carryforwards and recorded a valuation allowance in the amount of $48,000,000 against the related deferred tax asset.

  In the nine-month period ended September 30, 2010, the Company's effective tax rate was impacted by (i) the recording of a valuation allowance against a portion of the net deferred tax asset in respect of the Company's U.S. tax loss carryforwards; (ii) the effect of including Valeant's forecast taxable income for the balance of the year and the income tax provision on that income at Valeant's higher effective tax rate; (iii) the non-deductible portion of the acquisition-related costs related to the Merger; (iv) the non-deductible portion of the IPR&D charges associated with the istradefylline, AMPAKINE®, and Staccato® loxapine acquisitions (as described in note 4); and (v) the provision for a legal settlement in a jurisdiction with lower statutory rates than those that apply in Canada.

  In the three-month and nine-month periods ended September 30, 2009, Biovail's effective tax rate was impacted by the non-deductible portion of an IPR&D charge associated with the acquisition of the U.S. and Canadian rights to develop, manufacture and commercialize pimavanserin. These charges were recognized in a jurisdiction with lower statutory tax rates than those that apply in Canada.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income (loss)	$(207,882)	$40,362	$(177,063)	$103,455

Basic weighted-average number of common shares outstanding (000s)	163,295	158,231	160,082	158,225
Dilutive effect of stock options and RSUs (000s)	—	421	—	193

Diluted weighted-average number of common shares outstanding (000s)	163,295	158,652	160,082	158,418

Basic and diluted earnings (loss) per share	$(1.27)	$0.25	$(1.11)	$0.65

  In the three-month and nine-month periods ended September 30, 2010, all stock options, RSUs and Convertible Notes were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The potential dilutive effect of stock options, RSUs and Convertible Notes on the weighted-average number of common shares outstanding was as follows:

	Three Months Ended September 30 2010	Nine Months Ended September 30 2010
Basic weighted-average number of common shares outstanding (000s)	163,295	160,082
Dilutive effect of stock options and RSUs (000s)	1,425	771
Dilutive effect of 5.375% and 4.0% Convertible Notes (000s)	8,527	4,292

Diluted weighted-average number of common shares outstanding (000s)	173,247	165,145

  In the three-month and nine-month periods ended September 30, 2010, stock options to purchase approximately 1,018,000 and 1,787,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company's common shares, and were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive, compared with approximately 2,624,000 and 3,134,000 stock options in the corresponding periods of 2009.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

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

  The Company has reached agreements or agreements in principle to settle certain litigation matters as noted below. In connection with these agreements, the Company accrued $38,500,000 in the aggregate through a charge to legal settlements expense as at September 30, 2010.

  Governmental and Regulatory Inquiries

  On May 16, 2008, Biovail Pharmaceuticals, Inc., Biovail's former subsidiary, entered into a written plea agreement with the U.S. Attorney's Office ("USAO") for the District of Massachusetts whereby it agreed to plead guilty to violating the U.S. Anti-Kickback Statute and pay a fine of $22.2 million.

  In addition, on May 16, 2008, Biovail entered into a non-prosecution agreement with the USAO whereby the USAO agreed to decline prosecution of Biovail in exchange for continuing cooperation and in exchange for agreement to finalize a civil settlement agreement and pay a civil penalty of $2.4 million. The civil settlement agreement has now been signed and the related fine has been paid. A hearing before the U.S. District Court in Boston took place on September 14, 2009 and the plea was approved.

  In addition, as part of the overall settlement, Biovail entered into a Corporate Integrity Agreement ("CIA") with the Office of the Inspector General and the Department of Health and Human Services on September 11, 2009. The CIA requires Biovail to have a compliance program in place and to undertake a set of defined corporate integrity obligations for a five-year term. The CIA also includes requirements for an independent review of these obligations. Failure to comply with the obligations under the CIA could result in financial penalties.

  Securities Litigation

  On June 22, 2010, a stockholder of Valeant filed a purported class action complaint in Superior Court for Orange County, California captioned Deckter v. Valeant Pharmaceuticals International, et al., Case No. 30-2010-383335-CU-BT-CXC, on behalf of himself and all other stockholders of Valeant against Valeant and eight of its directors (the "Deckter Action"). On July 1, 2010, a stockholder of Valeant filed a purported class action complaint in Superior Court for Orange County, California captioned Pronko v. Valeant Pharmaceuticals International, et al., Case No. 30-2010-386784-CU-SL-CXC, on behalf of himself and all other stockholders of Valeant against Valeant and its directors (the "Pronko Action"). On July 13, 2010, a stockholder of Valeant filed a purported class action complaint in Superior Court for Orange County, California captioned Martino v. Pearson, et al., Case No. 30-2010-389330-CU-SL-CXC, on behalf of herself and all other stockholders of Valeant against Valeant and its directors (the "Martino Action"). On July 14, 2010, a stockholder of Valeant filed a purported class action complaint in Superior Court for

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  Orange County, California captioned Haro v. Pearson, et al., Case No. 30-2010-389773-CU-BT-CXC, on behalf of himself and all other stockholders of Valeant against Valeant, certain officers and directors of Valeant, Biovail, Biovail Americas Corp., a wholly-owned subsidiary of Biovail ("BAC"), and Beach Merger Corp., a wholly owned subsidiary of BAC ("Merger Sub") (the "Pronko Action"). The complaints variously allege that the individual defendants, aided and abetted by Valeant, Biovail, BAC and Merger Sub, breached their fiduciary duties of care, loyalty, candor, good faith and independence to stockholders in connection with the Merger of Valeant with Biovail. The California Court consolidated the Deckter Action, the Pronko Action, the Martino Action and the Haro Action in a single action (the "California Action"). On October 12, 2010, the California Action was dismissed without prejudice.

  On July 16, 2010, a stockholder of Valeant filed a purported class action complaint in the Court of Chancery for the State of Delaware ("Court of Chancery") captioned Porto v. Valeant Pharmaceuticals International, et al., Case No. 5644, on behalf of himself and all other stockholders of Valeant against Valeant, Valeant's directors, Biovail, BAC and Merger Sub (the "Porto Action"). On July 21, 2010, a stockholder of Valeant filed a purported class action complaint in the Court of Chancery captioned Marion v. Pearson, et al., Case No. 5658, on behalf of himself and all other stockholders of Valeant against Valeant and its directors (the "Marion Action"). On July 22, 2010, a stockholder of Valeant filed a purported class action complaint in the Court of Chancery captioned Soukup v. Valeant Pharmaceuticals International, et al., Case No. 5664, on behalf of himself and all other stockholders of Valeant against Valeant, Valeant's directors, Biovail, BAC and Merger Sub (the "Soukup Action"). The complaints variously allege that the individual defendants, aided and abetted by Valeant, Biovail, BAC and Merger Sub, breached their fiduciary duties of care, loyalty, candor, good faith and independence to stockholders in connection with the Merger of Valeant with Biovail. On July 28, 2010, the plaintiff in the Porto Action filed a motion for a preliminary injunction and a motion for expedited proceedings.

  On August 2, 2010, the Court of Chancery granted an order consolidating the Porto, Soukup and Marion Actions into a single action (the "Delaware Action"). On August 3, 2010, the Court of Chancery conditionally certified the Delaware Action as a class action. On August 4, 2010, the plaintiffs in the Delaware Action filed a Verified Consolidated Class Action Complaint on behalf of the holders of the common stock of Valeant against Valeant, the directors of Valeant, BAC and Merger Sub (the "Consolidated Complaint"). The Consolidated Complaint alleged that the directors of Valeant, aided and abetted by BAC and Merger Sub, breached their fiduciary duties of care, loyalty, candor and good faith to Valeant stockholders in connection with the proposed Merger of Valeant with Biovail.

  On September 16, 2010 the parties to the Delaware Action executed a Memorandum of Understanding ("MOU") containing the terms for the parties' agreement in principle to resolve the Delaware Action. In exchange for Valeant and Biovail's supplemental disclosures in the definitive proxy statement disseminated to all holders of record of Valeant stock as of the close of business on August 18, 2010 and additional disclosures in a Current Report on Form 8-K filed with the SEC on September 20, 2010, and subject to court approval, plaintiffs' counsel agreed, on behalf of the class, to, among other things, the dismissal of all claims asserted in the Delaware Action and a release of claims related to the Merger on behalf of the putative class of Valeant stockholders. The MOU further provides that the plaintiffs' counsel will petition the Court for an award of fees and expenses in the amount of $420,000. The defendants deny all allegations of wrongdoing. A settlement agreement will be executed and a settlement approval hearing will take place on a date to be assigned by the Court.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  Antitrust

  Several class action and individual action complaints in multiple jurisdictions were commenced jointly against Biovail, Elan Corporation plc ("Elan") and Teva Pharmaceuticals Industries Ltd. ("Teva") relating to two agreements: one between Biovail and Elan for the licensing of Adalat CC products from Elan, and the other between Biovail and Teva for the distribution of those products in the U.S. These actions were transferred to the U.S. District Court for the District of Columbia. The agreements in question have since been resolved as a result of a consent decree between Elan and Biovail and the U.S. Federal Trade Commission.

  The Company believes these suits are without merit because, among other reasons, the Company believes that any delay in the marketing or out-licensing of the Company's Adalat CC product was due to manufacturing difficulties Biovail encountered and not because of any improper activity on its part.

  On March 21, 2006, Biovail was advised that an additional claim in respect of this fact situation was filed by Maxi Drug Inc. d/b/a Brooks Pharmacy in the U.S. District Court for the District of Columbia. Biovail has accepted service of this complaint, and the case is proceeding on the merits according to the schedule set by the Court in the related federal cases pending in the District of Columbia.

  Biovail and the other defendants filed motions to dismiss, and the Court denied Biovail's motion to dismiss the damage claims brought on behalf of both a purported class of so-called "direct purchasers", generally consisting of distributors and large chain drug stores, and certain "direct purchasers" who have opted out of the class and sued Biovail individually, but dismissed the claims of a class of consumers and so-called "indirect purchasers". The remainder of the federal action is proceeding on the merits through the normal legal process. The Court granted plaintiffs' motion for class certification on November 21, 2007 and certified a class of alleged "direct purchasers".

  In December 2007, Biovail and the other defendants moved for the Court to reconsider that decision and the Court denied that motion on November 3, 2008. On November 18, 2008, Biovail and the other defendants filed a petition in the U.S. Court of Appeals for the District of Columbia Circuit pursuant to Fed. R. Civ. P. 23(f), requesting leave to appeal from the District Court's grant of class certification. The D.C. Circuit denied the defendants leave to appeal on February 23, 2009. On March 25, 2009, the defendants filed a petition in the D.C. Circuit for rehearing of their petition requesting leave to appeal. This request was denied.

  On December 23, 2008, Biovail and the other defendants moved for summary judgment in the District Court to dismiss the entirety of the case. This motion was fully briefed in early June 2009 and a related hearing took place on October 7, 2009. A decision is pending. No trial date has been set.

  On February 17, 2010, Biovail entered into a settlement with the non-class or individual plaintiffs (the "Opt-outs"). Pursuant to the terms of the settlement, Biovail paid a settlement amount, which was accrued through a charge to legal settlements expense as at December 31, 2009, and made no admission of wrongdoing. The Opt-out actions were dismissed on February 22, 2010.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  In mid-October, 2010, the Company and the class plaintiffs reached an oral agreement in principle to settle the case. The agreement is subject to being set forth in a writing signed by the parties and it is also subject to the approval of the Court.

  On April 4, 2008, a direct purchaser plaintiff filed a class action antitrust complaint in the U.S. District Court for the District of Massachusetts against Biovail, GlaxoSmithKline plc, and SmithKline Beecham Inc. (the latter two of which are referred to here as "GSK") seeking damages and alleging that Biovail and GSK took actions to improperly delay FDA approval for generic forms of Wellbutrin XL®. The direct purchaser plaintiff in the Massachusetts federal court lawsuit voluntarily dismissed its complaint on May 27, 2008, and shortly thereafter re-filed a virtually identical complaint in the U.S. District Court for the Eastern District of Pennsylvania. In late May and early June 2008, additional direct and indirect purchaser class actions were also filed against Biovail and GSK in the Eastern District of Pennsylvania, all making similar allegations. These complaints have now been consolidated, resulting in a lead direct purchaser and a lead indirect purchaser action, both of which are currently before Judge Mary A. McLaughlin.

  On September 10, 2008, Biovail and GSK filed motions to dismiss both the direct and indirect purchaser actions. Those motions were heard on February 26, 2009. In the direct purchaser case, on March 13, 2009, the Court granted in part and denied in part the motions, dismissing the Sherman Act Section 2 monopolization claim that had been made by the direct purchasers against Biovail. Biovail and GSK answered the remaining claims in the direct purchaser case on April 16, 2009. On March 26, 2009, before an order issued on the motions to dismiss the indirect purchaser plaintiffs' claims, the indirect purchaser plaintiffs filed an amended complaint. The pending motions were therefore denied as moot, and new motions to dismiss the indirect purchaser plaintiffs' claims were filed on April 30, 2009. On July 30, 2009, the Court dismissed all indirect purchaser claims except the antitrust claims (limited as to Biovail's concerted actions) in California, Nevada, Tennessee and Wisconsin and the consumer protection claims of California and Florida.

  On May 13, 2010, Aetna, Inc. filed a motion to intervene as an indirect purchaser. The Court denied Aetna's motion to intervene on July 21, 2010. Subsequently, the direct purchaser plaintiffs and Aetna Health of California Inc. filed a motion to substitute Aetna Health of California Inc. as the representative of the pending California claims on August 13, 2010. The Court granted this motion on September 22, 2010.

  Additionally, on September 14, 2010, the indirect purchaser plaintiffs filed a motion for leave to amend their complaint to add claims under Illinois's Antitrust Act and New York's Donnelly Act. Biovail and GSK opposed the indirect purchaser plaintiffs' motion, and the parties are awaiting a ruling by the court.

  Discovery and briefing on class certification in this matter has commenced, and a case timetable had been set. Briefing on class certification is currently under way. The class certification hearing will take place in March 2011.

  The Company believes that each of these complaints lacks merit and that Biovail's challenged actions complied with all applicable laws and regulations, including federal and state antitrust laws, FDA regulations, U.S. patent law and the Hatch-Waxman Act.

  Intellectual Property

  In August 2006, Sandoz Canada Inc. ("Sandoz") brought an action against Biovail under section 8 of the Canadian Patented Medicines Notice of Compliance Regulations ("PMNOC Regulations") demanding

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  damages for having been kept off the market with its generic version of Tiazac® due to prohibition proceedings taken against Sandoz's predecessor RhoxalPharma Inc. by Biovail under the PMNOC Regulations. The prohibition proceedings were subsequently dismissed in November of 2005. Biovail defended against the action and discovery has been underway. The action was stayed pending a decision by the Supreme Court of Canada on whether to grant leave to appeal a decision on the measure of section 8 damages in another unrelated action. The Supreme Court of Canada has now denied leave. A trial date has not been set as yet, but will be no earlier than October 2011.

  On January 18, 2010, a Canadian Federal Court judge presiding over Biovail and Depomed, Inc. ("Depomed") v. Apotex Inc. ("Apotex") et al. issued a decision in a proceeding pursuant to the PMNOC Regulations in Canada to determine whether Apotex's allegations that a Depomed patent was invalid and/or not infringed was justified. This proceeding related to a Canadian application filed by Apotex to market a generic version of the 500mg formulation of Glumetza® (extended release metformin hydrochloride tablets) licensed in Canada by Depomed to Biovail Laboratories International SRL ("BLS"). Pursuant to the decision issued by the Court, Health Canada can authorize Apotex to market in Canada its generic version of the 500mg formulation of Glumetza®.

  The decision, which was amended on January 20, 2010, found under Canadian law that Apotex's allegation was justified that the Depomed Canadian patent at issue in the matter (No. 2,290,624) (the "'624 Patent") is obvious. The judge found that the evidence presented by the parties was "evenly balanced" as to obviousness. The judge found in favour of Biovail and Depomed as to all other issues related to the '624 Patent under Canadian law. Apotex was authorized by Health Canada on February 4, 2010 to market its generic version of 500 mg Glumetza® in Canada. This decision, however, did not find the patent invalid and does not preclude the filing of a subsequent patent infringement suit against Apotex. Biovail and Depomed commenced action for patent infringement against Apotex in Canadian Federal Court on February 8, 2010. Pleadings have now closed, but no further steps have yet been taken.

  Par Pharmaceuticals Companies, Inc. ("Par") filed an Abbreviated New Drug Application ("ANDA") with the FDA seeking approval to market Tramadol Hydrochloride Extended Release Tablets, 200 mg. On May 9, 2007, BLS, along with Purdue Pharma Products L.P. ("Purdue"), Napp Pharmaceutical Group Ltd. ("Napp") and Ortho-McNeil, Inc. ("OMI") filed a complaint in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,254,887 by the filing of that ANDA, thereby triggering a 30-month stay of FDA's approval of that application. Par has answered the complaint and asserted counterclaims of non-infringement and patent invalidity. The plaintiffs have denied the counterclaims. On May 22, 2007, Par informed BLS that it had filed a supplemental ANDA seeking approval to market Tramadol Hydrochloride Extended Release Tablets, 100 mg. On June 28, 2007, the same plaintiffs filed another complaint in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,254,887 by the filing of that ANDA, thereby triggering a 30-month stay of FDA's approval of the 100 mg strength formulation.

  On July 23, 2007, Par answered the second complaint and asserted counterclaims of non-infringement and patent invalidity. On September 24, 2007, Par informed BLS that it had filed another supplemental ANDA seeking approval to market Tramadol Hydrochloride Extended Release Tablets, 300 mg. On October 24, 2007, the same plaintiffs filed another complaint in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,254,887 by the filing of that ANDA, thereby triggering a 30-month stay of FDA's approval of the 300 mg strength formulation. A Markman hearing claims construction ruling was released on November 4, 2008.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

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

  On July 2, 2008, BLS received a Notice of Paragraph IV Certification for Tramadol Hydrochloride Extended release Tablets, 100 mg, a generic version of Ultram® ER, from Impax Laboratories, Inc ("Impax"). BLS filed suit along with Purdue, Napp and OMI in the U.S. District Court for the District of Delaware pursuant to the provisions of the Hatch-Waxman Act. As a result, FDA approval of Impax's generic product has been automatically stayed for 30 months until January 2, 2011. BLS filed a motion for dismissal from the case. OMI has also been dismissed from this case, which the Court granted. This matter is continuing between Impax and Purdue and is currently in discovery.

  On September 23, 2008, BLS received a Notice of Paragraph IV Certification for Tramadol Hydrochloride Extended release Tablets, 200 mg and 300 mg, generic versions of Ultram® ER, from Impax. Purdue, Napp and OMI filed a complaint in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 6,254,887 by the filing of that ANDA, thereby triggering a 30-month stay of the FDA's approval of that application. OMI has been dismissed from this case. The matter is proceeding in the ordinary course between Impax and Purdue.

  On or about July 22, 2009 BLS received a Notice of Paragraph IV Certification from Paddock Laboratories Inc. ("Paddock") for tramadol hydrochloride extended release tablets in 100 mg, 200 mg and 300 mg dosage strengths, a generic version of Ultram® ER. Purdue filed substantially similar suits against Paddock on September 4, 2009, in the U.S. District Court for the District of Minnesota and in the U.S. District Court for the District of Delaware, thereby triggering a 30-month stay against the approval of Paddock's ANDA. Purdue has requested the Court to stay the litigation, pending resolution of its appeal in the Par case. The Company is not a party to this litigation.

  BLS has also received a Notice of Paragraph IV Certification dated and mailed on September 15, 2009, from Cipher Pharmaceuticals, Inc. ("Cipher"), which has filed an NDA pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act for tramadol hydrochloride extended release tablets in 100, 200 and 300 mg dosage strengths, a generic version of Ultram® ER. Purdue filed suit against Cipher in the U.S. District Court for the Eastern District of Virginia on October 30, 2009, thereby triggering a 30-month stay. Purdue has indicated that it will seek a stay of its case against Cipher, pending resolution of its appeal in the Par case. The Company is not a party to this litigation.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

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

  BLS received a further Notice of Paragraph IV Certification dated and mailed on December 8, 2009 from Lupin Ltd. ("Lupin") for Tramadol Hydrochloride Extended Release tablets in 100, 200 and 300mg dosages. Purdue filed suit against Lupin in the U.S. District Court for the District of Delaware on January 21, 2010. The Company is not a party to this litigation.

  BLS filed an ANDA with the FDA seeking approval to market venlafaxine hydrochloride extended release capsules equivalent to the 37.5, 75 and 150 mg doses of Effexor® XR. On June 26, 2008, Wyeth Pharmaceuticals Inc. ("Wyeth") filed a complaint against Biovail, Biovail Technologies Ltd. ("BTL") and BLS in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,274,171 B1, 6,403,120 and 6,419,958 B2 by the filing of the ANDA, thereby triggering a 30-month stay of the FDA's approval of that application. On September 25, 2008, Biovail, BTL and BLS filed their Answer and Affirmative Defenses along with counterclaims of non-infringement and invalidity. Biovail and Wyeth executed a Settlement and Release Agreement on November 12, 2009 and, subsequently, BLS and Wyeth executed a license agreement as of January 28, 2010, whereby BLS can manufacture, import and sell venlafaxine hydrochloride extended release capsules with an effective date expected to be on or about June 1, 2011, subject to earlier launch in limited circumstances, but in no event earlier than January 1, 2011. BLS will pay Wyeth a royalty fee on the sale of its venlafaxine hydrochloride extended release capsules under the license, computed as a percentage of net sales, as defined in the license agreement. The license royalty fee term begins with the license effective date and ends on the expiration of the Wyeth patents covered by the license agreement. BLS is solely responsible for manufacturing and marketing its venlafaxine hydrochloride extended release capsules. Through December 31, 2009, BLS has not commenced sales of its venlafaxine hydrochloride extended release capsules. The parties filed a Joint Motion to Enter Consent Judgment and to Enter Stipulated Order on March 9, 2010, which was entered by the Court on March 19, 2010.

  On or about June 26, 2008, BLS received Notices of Paragraph IV Certification from Sun Pharmaceutical Industries, Ltd., India ("Sun") for diltiazem hydrochloride extended release capsules, 120 mg, 180 mg, 240 mg, 300 mg, and 360 mg strengths, a generic version of Cardizem® CD. On August 8, 2008, BLS filed suit against Sun in the U.S. District Court of New Jersey alleging patent infringement of U.S. Patent Nos. 5,470,584, 5,286,497 and 5,439,689 pursuant to the provisions of the Hatch-Waxman Act. BLS also sought declaratory judgment of infringement for all three patents. These suits are expected to result in a 30-month stay of the FDA approval of the 120 mg, 180 mg, 240 mg and 300 mg strengths. The patents-in-suit were listed in the FDA's Orange Book against the 360 mg strength after the filing of the complaint in this action. On September 30, 2008, Sun delivered its Answer and Counterclaim, which include declarations of non-infringement, invalidity and unenforceability as well as certain antitrust allegations. In resolving this dispute, BLS and Sun executed a Settlement Agreement and a License Agreement on March 9, 2010. The parties filed a Stipulation and Proposed Order of Dismissal on April 16, 2010, which was entered as an Order of Dismissal by the Court on April 19, 2010. Under the terms of the settlement and license agreements, which were submitted to the U.S. Federal Trade Commission and U.S. Department of Justice pursuant to Section 1112(a) of the Medicare Prescription Drug Improvement and Modernization Act of 2003, BLS has granted Sun, and its subsidiary Sun Pharma Global FZE, a non-exclusive license (without right to sublicense) to distribute various dosage strengths of Sun's generic formulation of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  Cardizem® CD in the U.S., upon receipt of regulatory approval from the FDA, subject to certain limitations on the sales quantities of the 360mg dosage strength, with reference to IMS Health prescription data. Sun will pay BLS a royalty based on net sales of the various dosage strengths of its generic formulation. The license term ends August 8, 2012 — the date the last Cardizem® CD patent expires.

  BLS filed an ANDA with the FDA seeking approval to market Fenofibrate Tablets in 48 mg and 145 mg dosage sizes. On November 3, 2008, Abbott and Laboratoires Fournier S.A. filed a complaint against Biovail and BLS in the U.S. District Court for the Northern District of Illinois alleging infringement of U.S. Patent Nos. 6,277,405, 7,037,529, and 7,041,319 by the filing of the ANDA, thereby triggering a 30-month stay of FDA's approval of that application. This matter has now been transferred to the U.S. District Court for the District of New Jersey. On November 3, 2008, Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. also filed a complaint against Biovail and BLS in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 5,145,684, 7,276,249 and 7,320,802 by the filing of the ANDA. The Answers and Counterclaims of Biovail and BLS have been filed. These cases are proceeding in the ordinary course. The Markman hearing on claim construction has been set, however, the matters are currently stayed through November 3, 2010 to discuss settlement options. The parties have agreed to a further 60-day stay in this regard. If needed, a trial on the merits is expected in 2011. Since U.S. Patent No.5,184,684 expires before the case will be tried, Biovail and BLS intend to change to a Paragraph III Certification upon expiration of the '684 patent.

  On or about December 1, 2008, the FDA accepted an ANDA filed by BLS seeking approval to market generic formulations of the 200 mg, 300 mg and 400 mg strengths of quetiapine fumarate extended release tablets (sold under the brand name Seroquel® XR by AstraZeneca Pharmaceuticals LP ("AstraZeneca")). On January 9, 2009, AstraZeneca and AstraZeneca UK Limited filed a complaint against Biovail, BLS, and BTA Pharmaceuticals, Inc. ("BTA") in the U.S. District Court for the District New Jersey alleging infringement of U.S. Patent Nos. 4,879,288 (the "'288 Patent") and 5,948,437 (the "'437 Patent") by the filing of that ANDA, thereby triggering a 30-month stay of the FDA's approval of that application. Answers and Counterclaims have been filed. Discovery relating to invalidity of the '288 Patent has been stayed pending a decision from the U.S. Court of Appeals for the Federal Circuit in a related case not involving Biovail, BLS and BTL. That case has now been resolved and the Company is currently reviewing documents. The case, including discovery on the '437 Patent, is proceeding in the ordinary course. Claim construction briefing was completed in April 2010. A Markman (claim construction) hearing has been scheduled for November 22, 2010. Fact discovery remains ongoing.

  On April 8, 2010, AstraZeneca filed suit against a fourth ANDA applicant, Anchen Pharmaceuticals ("Anchen"). According to the Complaint, Anchen's ANDA is for the 150, 200, 300 and 400 mg products, and Anchen filed Paragraph IV certifications against both the '288 and '437 patents. Anchen's Answer was due on May 10, 2010. It is unclear whether the Anchen case will be coordinated with the ongoing cases against Biovail, BLS and BTL and other unrelated parties.

  On October 22, 2010, AstraZeneca brought suit against a new Seroquel ANDA filer, Mylan Pharmaceuticals, in the District Court for the District of New Jersey, which, it is believed, should not delay the current Markman hearing date.

  On or about July 3, 2009, BLS received a Notice from Cary Pharmaceuticals Inc. ("Cary"), related to Cary's NDA pursuant to Section 505(B)(2) for bupropion hydrochloride 450 mg extended-release tablets. The Certification references U.S. Patent No. 6,096,341, which is listed in the FDA's Orange Book for the 150 mg

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  and 300 mg dosage strength of Wellbutrin XL®, and No. 6,143,327, which is currently listed in the FDA's Orange Book for the 150 mg dosage strength of Wellbutrin XL®. On August 13, 2009, Biovail filed suit in the U.S. District Court for the District of Delaware, thereby triggering a 30-month stay of the approval of Cary's NDA. The Complaint was served on Cary on August 24, 2009, and Cary served its Answer on September 24, 2009. Following a scheduling conference with the judge in mid-January 2010, a Markman (claim construction) hearing was held on June 29, 2010. The ruling on claim construction is pending. Fact and expert discovery on infringement and validity to follow. The case is proceeding in the ordinary course. No trial date has yet been set.

  On or about January 5, 2010, BLS received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida ("Watson"), related to Watson's ANDA filing for Buproprion Hydrobromide Extended-release Tablets, 174 mg and 348 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA's Orange Book for Aplenzin® are invalid or not infringed. BLS subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos 7,645,802 and 7,649,019, which were listed in the FDA's Orange Book after Watson's initial certification. Watson has alleged these patents are not infringed or invalid. Biovail filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson's ANDA. The Delaware action has been dismissed without prejudice and the litigation will proceed in the Florida Court. BLS has received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. BLS received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. BLS filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions have been consolidated into the first-filed case before the same judge. A scheduling order has been issued on July 23, 2010. Mandatory mediation must be completed by December 17, 2010 and a trial is set to commence on January 31, 2011. The case is currently in an active phase of fact and expert discovery and briefing.

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

  On or about August 20, 2010, Biovail and BLS received a Notice of Paragraph IV Certification from Par Pharmaceutical, Inc. dated August 18, 2010, related to Par's ANDA filing for Buproprion Hydrobromide Extended Release Tablets, 174 mg and 348 mg, which corresponds to the Company's Aplenzin® Extended-release Tablets, 174 mg and 348 mg products. Par has certified that eight patents currently listed in the Orange Book for Aplenzin® are invalid, unenforceable and or not infringed. A Complaint was filed against

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. on September 22, 2010 in the U.S. District Court for the Southern District of New York. The case is proceeding in the ordinary course.

  On or about June 24, 2010, Biovail and BLS received a Notice of Allegation from Mylan Pharmaceuticals ULC ("Mylan") with respect to Bupropion Hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Biovail as Wellbutrin® XL. The patents in issue are Canadian Patent Nos. 2,142,320, 2,168,364 and 2,524,300. Mylan alleges that its generic form of Wellbutrin® XL does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Mylan was issued in the Federal Court on August 6, 2010. The proceeding is following in the ordinary course.

  On or about October 22, 2010, BTL Received a Notice of Paragraph IV Certification from Watson Laboratories, Inc. dated October 20, 2010 relating to U.S. Patent No. 7,815,937 ("the '937 patent") which issued on October 19, 2010 and is assigned to BLS. The Notice alleges that Watson's ANDA for Lamotrigine Orally Disintegrating Tablets, 25 mg, 50 mg, 100 mg and 200 mg, which correspond to the Lamictal® ODT™ (lamotrigine) Orally Disintegrating Tablets, 25 mg, 50 mg, 100 mg, and 200 mg of NDA holder SmithKline Beecham Corporation d/b/a/ Glaxo SmithKline does not infringe the '937 patent and/or the patent is invalid or unenforceable. The Company is currently evaluating its options.

  Biovail v. S.A.C. and Others; S.A.C. v. Biovail; Gradient Analytics v. Biovail

  On February 22, 2006, Biovail filed a lawsuit in Superior Court, Essex County, New Jersey, seeking $4.6 billion in damages from 22 defendants (the "S.A.C. Complaint"). The S.A.C. Complaint alleges that the defendants participated in a stock market manipulation scheme that negatively affected the market price of Biovail's common shares and alleges violations of various state laws, including the New Jersey Racketeer Influenced and Corrupt Organizations Act.

  The original defendants included: S.A.C. Capital Management, LLC, S.A.C. Capital Advisors, LLC, S.A.C. Capital Associates, LLC, S.A.C. Healthco Funds, LLC, Sigma Capital Management, LLC, Steven A. Cohen, Arthur Cohen, Joseph Healey, Timothy McCarthy, David Maris, Gradient Analytics, Inc., Camelback Research Alliance, Inc., James Carr Bettis, Donn Vickrey, Pinnacle Investment Advisors, LLC, Helios Equity Fund, LLC, Hallmark Funds, Gerson Lehrman Group, Gerson Lehrman Group Brokerage Services, LLC, Thomas Lehrman, Patrick Duff and James Lyle. The defendant Hallmark Funds was voluntarily dismissed from the action by Biovail.

  On April 17, 2009, Biovail filed a motion for leave to file a Second Amended Complaint, amending the allegations to assert trade libel and conspiracy, and seeking damages in excess of $100.0 million. The proposed Second Amended Complaint names as defendants only the S.A.C. related entities, Timothy McCarthy and Gradient Analytics, LLC (formerly Camelback Research Alliance Inc.). All other remaining defendants were dismissed from the lawsuit.

  The named defendants opposed the filing of the Second Amended Complaint and moved to dismiss it. The motion was heard on July 10, 2009. A decision was subsequently rendered in the defendants' favour on August 20, 2009. As a result, the matter was dismissed.

  On February 17, 2010, S.A.C. Capital Advisors, LLC commenced an action against Biovail in the United States District Court for the District of Connecticut. The complaint alleges malicious prosecution

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  related to Biovail's complaint against it. A factually similar complaint was filed the same day by Gradient Analytics, Inc., Donn Vickery and James Carleton Carr Bettis in the United States Court for the District of Arizona. The Company believed that these complaints were without merit and filed motions to dismiss.

  The Company has now reached an agreement to settle the SAC matter. An agreement in principle has also been reached to settle the Gradient action; a settlement agreement is expected to be executed in the near term.

  General Civil Actions

  Complaints have been filed by the City of New York, the State of Alabama, the State of Mississippi and a number of counties within the State of New York, claiming that Biovail, and numerous other pharmaceutical companies, made fraudulent misstatements concerning the "average wholesale price" of their prescription drugs, resulting in alleged overpayments by the plaintiffs for pharmaceutical products sold by the companies.

  The City of New York and plaintiffs for all the counties in New York (other than Erie, Oswego and Schenectady) have voluntarily dismissed Biovail and certain others of the named defendants on a without prejudice basis. Similarly, the State of Mississippi has voluntarily dismissed its claim against Biovail and a number of defendants on a without prejudice basis.

  In the case brought by the State of Alabama, Biovail has answered the State's Amended Complaint and discovery is ongoing. On October 16, 2009, the Supreme Court of Alabama issued an opinion reversing judgments in favour of the State in the first three cases that were tried against co-defendant companies. The Alabama Supreme Court also rendered judgment in favour of those defendants, finding that the State's fraud-based theories failed as a matter of law. Biovail's case is presently scheduled to proceed to trial in January 2011.

  The cases brought by the New York State counties of Oswego, Schenectady and Erie, each of which was originally brought in New York State court, were removed by defendants to Federal Court on October 11, 2006. Biovail answered the complaint in each case after the removal to Federal Court. The cases were subsequently remanded and, following the remand, the New York State Litigation Coordinating Panel granted the defendants' application to coordinate the three actions for pretrial purposes in Erie County. The Company has reached an agreement-in-principle to settle these three cases, subject to appropriate documentation. The settlement amount payable is not material.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  Legacy Valeant Litigation

  Valeant is the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in its common stock, the public release of data from its first pivotal Phase III trial for taribavirin in March 2006, statements made in connection with the public release of data and matters regarding its stock option grants since January 1, 2000 and its restatement of certain historical financial statements announced in March 2008. In September 2006, Valeant's board of directors established a Special Committee to review our historical stock option practices and related accounting, and informed the SEC of these efforts. Valeant has cooperated fully and will continue to cooperate with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

  On August 27, 2008, Valeant was served product liability complaints related to the pharmaceutical Permax in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price against Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California (the "California Permax Actions"). The California Permax Actions were consolidated under the heading of Branson v. Eli Lilly and Company, et al. On September 15, 2008, Valeant was served a complaint in a case captioned Linda R. O'Brien v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Teva Pharmaceutical Industries, Ltd., Par Pharmaceutical Companies, Inc., and Ivax Corporation in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida. On March 24, 2009, Valeant was named as a defendant in the following cases: Richard Andrew Baker v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Par Pharmaceutical Companies, Inc., Pfizer, Inc. and Pharmacia Corporation in the United States District Court for the Northern District of Ohio, Eastern Division; Edwin Elling v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc. and Athena Neurosciences, Inc. in the United Stated District Court for the Northern District of Texas, Ft. Worth Division; and Judith LaVois v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc. and Teva Pharmaceuticals USA, Inc. in the United States District Court for the Southern District of Texas, Houston Division. On March 25, 2009, Valeant was named as a defendant in a case captioned Penny M. Hagerman v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc. in the United States District Court for the District of Colorado. Eli Lilly, initial holder of the right granted by the FDA to market and sell Permax in the U.S., which right was licensed to Amarin Pharmaceuticals Inc. and assigned to Valeant, and the source of the manufactured product, has also been named in the suits. On January 15, 2010, Valeant reached an agreement in principle with plaintiffs to settle the O'Brien, Baker, Elling, LaVois and Hagerman matters. The Hagerman, Baker, O'Brien, Elling, and LaVois matters have been settled, and the matters were dismissed on June 2, 2010, June 25, 2010 September 17, 2010, and October 4, 2010, respectively. On May 5, 2010, Valeant reached an agreement in principle with plaintiffs to settle the California Permax actions, and are in the process of finalizing settlement documentation for those matters. The portion of these settlements for which Valeant is responsible will not have a material impact on the Company's financial results. In addition to the lawsuits described above, Valeant has received, and from time to time receive, communications from third parties relating to potential claims that may be asserted with respect to Permax.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with United States Generally Accepted Accounting Principles
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   LEGAL PROCEEDINGS (Continued)

  On January 12, 2009, Valeant was served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720-SEB-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the "Lilly Action"). In the Lilly Action, Lilly brought a claim against Valeant for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for Permax product liability claims. On February 2, 2009, Valeant filed counterclaims against Lilly seeking a declaratory judgment and indemnification under the letter agreement. Valeant has responded to two motions for partial summary judgment brought by Lilly, and are in the process of defending the Lilly Action. Non-expert discovery closed on July 1, 2010, and expert discovery closed on September 15, 2010. The summary judgment hearing is scheduled for December 10, 2010. Trial is scheduled for April 2011.

  On or around January 19, 2009, Tolmar, Inc. ("Tolmar") notified Galderma Laboratories, L.P. and Dow Pharmaceutical Sciences, Inc. ("Dow") that it had submitted an ANDA, No. 090-903, with the FDA seeking approval for the commercial manufacture, use and sale of its Metronidazole Topical Gel, 1% (the "Tolmar Product") prior to the expiration of U.S. Patent Nos. 6,881,726 (the "'726 patent") and 7,348,317 (the "'317 patent). The '726 and '317 patents are owned by Dow, and licensed to Galderma. The ANDA contains a Paragraph IV certification alleging that the claims of the '726 and '317 patents will not be infringed by the manufacture, use, importation, sale or offer for sale of the Tolmar Product. On March 3, 2009, Galderma Laboratories, L.P., Galderma S.A., and Dow filed a complaint against Tolmar for the patent infringement of the '726 and '317 patents, pending in the United States District Court for the Northern District of Texas, Dallas Division. A Court-ordered preliminary mediation in the matter was conducted on October 13, 2010 and the parties were unable to reach any settlement. Galderma and Dow have served opposition to Tolmar's Summary Judgment motion. A date for a hearing on the Summary Judgment motion has not been assigned by the Court. This lawsuit was filed within forty-five days of Tolmar's Paragraph IV certification. As a result, The Hatch-Waxman Act provides an automatic stay on the FDA's final approval of Tolmar's ANDA for thirty months, which will expire in July 2011, or until a decision by the district court, whichever is earlier.

15.   SEGMENT INFORMATION

  Prior to the Merger, Biovail operated in one operating segment — pharmaceutical products, based on the way Biovail management assessed performance and made resource decisions. Effective with the Merger, the new management of the Company is reassessing the Company's internal reporting structure and composition of its operating segments for disclosure in succeeding interim and annual reporting periods.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

        On September 28, 2010 (the "Merger Date"), Biovail Corporation ("Biovail") completed the acquisition of Valeant Pharmaceuticals International ("Valeant") through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the "Merger"). In connection with the Merger, Biovail was renamed "Valeant Pharmaceuticals International, Inc." ("we", "us" "our" or the "Company").

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for the interim period ended September 30, 2010 (our "Consolidated Financial Statements"). This MD&A should also be read in conjunction with the annual MD&A and audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in Biovail's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010 with the U.S. Securities and Exchange Commission (the "SEC") and the Canadian Securities Administrators (the "CSA") (the "Biovail 2009 Form 10-K").

        Additional information relating to our Company, including the Biovail 2009 Form 10-K, is available on SEDAR at www.sedar.com and on the SEC's website at www.sec.gov.

        Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of November 5, 2010.

        All dollar amounts are expressed in U.S. dollars.

FORWARD-LOOKING STATEMENTS

        Caution regarding forward-looking information and statements and "Safe-Harbor" statements under the U.S. Private Securities Litigation Reform Act of 1995:

        To the extent any statements made in this MD&A contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities legislation (collectively, "forward-looking statements"). These forward looking statements relate to, among other things: the expected benefits of the Merger, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and financial results.

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

  •
  our ability to compete against companies that are larger and have greater financial, technical and human resources than we do;

  •
  our ability to integrate the businesses of Valeant and Biovail in the expected time frame, including the integration of the research and development, manufacturing, distribution, sales, marketing and promotion activities and financial and information technology systems of Valeant and Biovail;

  •
  the difficulties of integrating personnel from Valeant and Biovail while maintaining focus on developing, producing and delivering consistent, high quality products and retaining existing customers and attracting new customers;

  •
  the realization of the anticipated benefits, including cost savings, from combining the businesses of Valeant and Biovail;

  •
  the challenges and difficulties associated with managing a larger, more complex, combined business;

  •
  our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of our significant operating subsidiary in Barbados;

  •
  our ability to retain, motivate and recruit executives and other key employees;

  •
  our ability to generate sufficient cash flows to service our significant indebtedness;

  •
  our ability to identify, acquire and integrate acquisition targets and to secure and maintain third-party research, development, manufacturing, marketing or distribution arrangements;

  •
  the risks associated with the international scope of our operations;

  •
  the impacts of the Patient Protection and Affordable Care Act and other legislative and regulatory reforms;

  •
  the uncertainties associated with the development, acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

  •
  the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, the Canadian Therapeutic Products Directorate and European regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful challenges to our generic products and infringement or alleged infringement of the intellectual property of others;

  •
  the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products;

  •
  the results of continuing safety and efficacy studies by industry and government agencies;

  •
  the risk that our products could cause, or be alleged to cause, personal injury, leading to withdrawals of products from the market;

  •
  our ability to obtain components, raw materials or other products supplied by third-parties;

  •
  the outcome of legal proceedings and investigations;

  •
  the continuation of the recent market turmoil, which could result in fluctuations in currency exchange rates and interest rates;

  •
  the disruption of delivery of our products and the routine flow of manufactured goods across the U.S. border; and

  •
  other risks detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC") and the Canadian Securities Administrators (the "CSA"), as well as our ability to anticipate and manage the risks associated with the foregoing.

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-Q, under Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to our Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. We undertake no obligation to update or revise any forward-looking statement, except as may be required by law.

BIOVAIL MERGER WITH VALEANT

Description of the Transaction

        On September 28, 2010, a wholly-owned subsidiary of Biovail acquired all of the outstanding equity of Valeant in a share transaction, in which each share of Valeant common stock was cancelled and converted into the right to receive 1.7809 Biovail common shares. The share consideration was valued at $26.35 per share based on the market price of Biovail's common shares as of the Merger Date. In addition, immediately preceding the effective time of the Merger, Valeant paid its stockholders a special dividend of $16.77 per share of Valeant common stock. As a result of the Merger, Valeant became a wholly-owned subsidiary of the Company.

        Valeant is a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Valeant's specialty pharmaceutical and over-the-counter ("OTC") products are marketed under brand names and are sold in the U.S., Canada, Australia and New Zealand, where Valeant focuses most of its efforts on the dermatology and neurology therapeutic classes. Valeant also has branded generic and OTC operations in Europe and Latin America, which focus on pharmaceutical products that are bioequivalent to original products and are marketed under company brand names.

        The Merger is expected to result in significant strategic benefits to the Company by creating a larger, more globally diversified company with a broader and better diversified array of products and an expanded presence in North America and internationally. In addition, the anticipated market capitalization, strong balance sheet, free cash flow, liquidity and capital structure of the Company are expected to be stronger relative to either Biovail or Valeant on a stand-alone basis. The Company also expects to achieve significant operational cost savings, coming from, among other things, reductions in research and development, general and administrative expenses, and sales and marketing.

        For additional information regarding the potential risks and uncertainties associated with the Merger, please see Item 1A. "Risk Factors" of this Form 10-Q.

Basis of Presentation

        The transaction has been accounted for as a business combination under the acquisition method of accounting, which requires, among other things, the share consideration transferred be measured at the acquisition date based on the then-current market price and that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Biovail was both the legal and accounting acquirer in the Merger. Accordingly, the Company's consolidated financial statements reflect the assets, liabilities and results of operations of Valeant from the date of acquisition. Acquisition-related transaction costs and certain acquisition-related restructuring charges are not included as a component of the acquisition accounting, but are accounted for as expenses in the periods in which the costs are incurred.

Fair Value of Consideration Transferred

($ in 000s, except per share data; Number of shares, stock options and restricted share units in thousands)	Conversion Calculation	Fair Value	Form of Consideration
Number of common shares of Biovail issued in exchange for Valeant common stock outstanding as of the Merger Date	139,137
Multiplied by Biovail's stock price as of the Merger Date(a)	$26.35	$3,666,245	Common shares

Number of common shares of Biovail expected to be issued pursuant to vested Valeant restricted share units ("RSUs") as a result of the Merger	1,694
Multiplied by Biovail's stock price as of the Merger date(a)	$26.35	44,643	Common shares

Fair value of vested and partially vested Valeant stock options converted into Biovail stock options		110,687	Stock options
Fair value of vested and partially vested Valeant RSUs converted into Biovail RSUs		58,726	RSUs
Cash consideration		39,655	Cash

Total fair value of consideration transferred		$3,919,956

(a)
As the Merger was effective at 12:01 a.m. on September 28, 2010, the conversion calculation reflects the closing price of Biovail's common shares on the New York Stock Exchange ("NYSE") at September 27, 2010.

Assets Acquired and Liabilities Assumed

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

  •
  amounts and useful lives for identifiable intangible assets and property, plant and equipment, pending the finalization of valuation efforts;

  •
  amounts for inventories, pending completion of physical inventory counts;

  •
  amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, and the filing of Valeant's pre-Merger tax returns; and

  •
  the allocation of goodwill among reporting units.

        The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company expects to finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Merger Date
($ in 000s)	$
Cash and cash equivalents	348,637
Accounts receivable	194,930
Inventories(a)	208,874
Other current assets	33,460
Property, plant and equipment	184,757
Identifiable intangible assets, excluding in-process research and development ("IPR&D")(b)	3,844,310
IPR&D(c)	1,399,956
Other non-current assets	5,905
Current liabilities	(384,223)
Long-term debt, including current portion(d)	(3,167,585)
Deferred income taxes, net	(1,472,321)
Other non-current liabilities(e)	(140,397)

Total indentifiable net assets	1,056,303
Goodwill(f)	2,863,653

Total consideration transferred	3,919,956

(a)
Reflects a provisional adjustment of $72.1 million to record Valeant's inventory at its estimated fair value, which will be recognized as a charge to cost of goods sold as the inventory acquired is subsequently sold.

(b)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Useful Lives	Amounts Recognized as of Merger Date
($ in 000s)	(Years)	$
Finite-lived intangible assets:
Product brands	10-20	3,114,689
Product rights	5-15	360,970
Out-licensed technology and other	7-10	200,049

Total finite-lived intangible assets		3,675,708
Indefinite-lived intangible assets:
Corporate brands	N/A	168,602

Total identifiable intangible assets acquired		3,844,310

(c)
IPR&D assets are initially recognized at fair value and are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The significant components of the IPR&D assets relate to the development of ezogabine/retigabine in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc ("GSK") and a number of dermatology products, which are described below under "— Products in Development". The following table summarizes the provisional amounts assigned to these assets:

Amounts Recognized as of Merger Date
($ in 000s)	$
Ezogabine/retigabine	891,461
Dermatology products	431,323
Other	77,172

Total IPR&D assets acquired	1,399,956

  A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 9% was used to present value the projected cash flows. Material cash inflows are expected to commence in 2011 for ezogabine/retigabine and between 2011 and 2016 for the dermatology products. Solely for purposes of estimating the fair value of these assets, we have estimated that we will incur costs of approximately $200 million to complete the products in development.

  The efforts required to develop the IPR&D assets into commercially viable products include completion of the pre-clinical development, clinical-trial testing, regulatory approval, and commercialization. The principal risks relating to these assets include the outcomes of the formulation development, clinical studies, and regulatory filings. Since pharmaceutical products cannot be marketed without regulatory approvals, we will not receive any benefits unless regulatory approval is obtained. As a result, there is no certainty that any of our development efforts related to these assets will result in commercially viable products.

(d)
In connection with the Merger, Valeant secured financing of $125.0 million under a senior secured revolving credit facility (the "Revolving Credit Facility"), $1.0 billion under a senior secured term loan A facility (the "Term Loan A Facility"), and $1.625 billion under a senior secured term loan B facility (the "Term Loan B Facility"), and used a portion of the proceeds to undertake the following transactions prior to the Merger Date:

  •
  fund the payment of the special dividend of $16.77 per share of Valeant common stock to Valeant stockholders of record;

  •
  fund the legal defeasance of Valeant's existing 8.375% and 7.625% senior unsecured notes, by depositing with the trustees amounts sufficient to pay 100% of the outstanding aggregate principal amount of the notes, plus applicable premium and accrued and unpaid interest, on October 27, 2010; and

  •
  fund the repayment in full of indebtedness under Valeant's existing senior secured term loan.

  Concurrent with the closing of the Merger, Valeant issued $500.0 million aggregate principal amount of 6.75% senior notes due October 1, 2017 (the "6.75% Senior Notes"), and $700.0 million aggregate principal amount of 7.00% senior notes due October 1, 2020 (the "7.00% Senior Notes" and, together with the 6.75% Senior Notes, the "Senior Notes"). A portion of the proceeds of the Senior Notes offering was used to pay down $1.0 billion of the Term Loan B Facility.

  Valeant incurred $118.4 million of debt issuance costs in connection with the above financings that were ascribed a fair value of nil in the acquisition accounting.

  In addition, as of the Merger Date, Valeant had $225.0 million outstanding principal amount of 4.0% convertible subordinated notes due 2013 (the "4.0% Convertible Notes"). The Company is required to separately account for the liability component and equity component of the 4.0% Convertible Notes, as these notes have cash settlement features. The fair value of the 4.0% Convertible Notes and related call option agreements (described below) was determined to be $474.5 million. A fair value of $220.5 million has been allocated to the liability component in a manner reflecting the Company's interest rate for a similar debt instrument without a conversion feature. The residual of the fair value of $254.0 million comprises (1) the carrying amount of the equity component, and (2) the fair value of the call options, which has been recorded as additional paid-in capital in the Company's consolidated shareholders' equity.

  The Company also assumed Valeant's existing call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes. These agreements consist of a purchased call option on 15,218,960 common shares of the Company and a written call option on the identical number of shares. These agreements are expected to reduce the potential dilution from conversion of the 4.0% Convertible Notes. The written call options offset, to some extent, the cost of the purchased call options. The Company further assumed an outstanding written call option on 3,718,445 common shares of the Company in respect of Valeant's 3.0% convertible subordinated notes that matured in August 2010. The written call option on the 3.0% convertible subordinated notes expires in November 2010.

  The following table summarizes the fair value of long-term debt assumed as of the Merger Date:

Amounts Recognized as of Merger Date
($ in 000s)	$
Term Loan A Facility	1,000,000
Term Loan B Facility	500,000
6.75% Senior Notes	497,500
7.00% Senior Notes	695,625
4.0% Convertible Notes	474,460

Total long-term debt assumed	3,167,585

(e)
Includes the fair value of contingent consideration related to Valeant's acquisition of Princeton Pharma Holdings LLC, and its wholly-owned operating subsidiary, Aton Pharma, Inc., on May 26, 2010. The aggregate fair value of the contingent consideration was determined to be $21.6 million as of the Merger Date. The contingent consideration consists of future milestones predominantly based upon the achievement of approval and commercial targets for certain pipeline products (which are included in the fair value ascribed to IPR&D assets acquired, as described above under (c)). The range of the undiscounted amounts the Company could be obligated to pay as contingent consideration ranges from nil to $390.0 million.

(f)
Goodwill is calculated as the difference between the Merger Date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

  •
  cost savings, operating synergies and other benefits expected to result from combining the operations of Valeant with those of Biovail;

  •
  the value of the going-concern element of Valeant's existing business (that is, the higher rate of return on the assembled net assets versus if Biovail had acquired all of the net assets separately); and

  •
  intangible assets that do not qualify for separate recognition (for instance, Valeant's assembled workforce), as well as future, as yet unidentified research and development projects.

  The allocation of goodwill among reporting units is not complete, pending finalization of the Company's internal reporting structure and composition of its post-Merger operating segments and reporting units.

Acquisition-Related Costs

        Biovail has incurred to date $35.6 million of transaction costs directly related to the Merger, which included expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs in the Company's consolidated statements of income (loss) as of the Merger Date.

Post-Merger Revenue and Earnings of Valeant

        The revenue and earnings of Valeant for the period from the Merger Date to September 30, 2010 were not material to the Company's consolidated results of operations. The Company recorded the following acquisition accounting charges in the three-day period ended September 30, 2010:

($ in 000s)	$
Share-based compensation expense related to vested and partially vested Valeant stock options and RSUs	20,909
Amortization expense related to acquired finite-lived intangible assets	2,200
Interest expense related to assumed long-term debt	1,692

Total	24,801

Valeant Partial Third Quarter Revenue

        Valeant revenue in the third quarter of 2010 was $259.2 million, compared with $220.3 million in the corresponding period in 2009, representing an increase of $38.9 million (18%). Total revenue in the third quarter of 2010 is not comparable to the third quarter of 2009 due to various integration and cut-off activities performed in connection with the Merger, including the early cut-off of shipping in September 2010 to accommodate physical inventory counts in some locations. Shipping cut-off dates varied by location and are outlined in the following table:

Location	Last Shipping Date
U.S.	September 25
Canada	September 24
Mexico	September 27
Brazil	September 17
Central Europe	September 27
Australia	September 24

BUSINESS STRATEGY

        Our strategy will be to focus the newly combined Biovail and Valeant businesses on core geographies and therapeutic classes, manage pipeline assets through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, share buybacks and debt repurchases. We believe this strategy will allow us to improve both our growth rates and profitability, while exploiting the benefits of the Merger.

        Our leveraged research and development model is one key element to this business strategy. It will allow us to progress development programs to drive future commercial growth, while minimizing our research and development expense. This will be achieved in four ways:

  •
  structuring partnerships and collaborations so that our partners partially fund development costs;

  •
  bringing products already developed for other markets to new territories;

  •
  acquiring dossiers and registrations for branded generic products, which require limited manufacturing start-up and development activities; and

  •
  selling internally developed capabilities to third parties, thereby allowing higher utilization and infrastructure cost absorption.

        We will be diverse not only in our sources of revenue from our broad drug portfolio, but also among the therapeutic classes and geographic segments we serve. We will have a focused geographic footprint aimed at retaining only those businesses that we view to have the potential for strong operating margins and solid growth, while providing natural balance across geographies. In addition, we will have an established portfolio of specialty pharmaceutical, branded generic and OTC products with a focus in the neurology and dermatology therapeutic areas.

        We will measure our success through shareholder returns and market capitalization.

SYNERGIES AND COST SAVINGS

        We believe the complementary nature of the Biovail and Valeant businesses presents an opportunity to capture significant operating synergies and cost savings. The Merger should provide the opportunity to realize cost savings from, among other things, reductions in general and administrative expenses, research and development and sales and marketing. In total, we have identified over $300 million of annual cost synergies that we expect to realize by the end of 2012. This amount does not include potential revenue synergies or the potential benefits of expanding the Biovail corporate structure to Valeant's operations. Further, we currently expect our combined cash tax rate to be approximately 15% by the end of 2012.

Merger-Related Cost-Rationalization and Integration Initiatives

        We have initiated cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures include:

  •
  workforce reductions across the Company and other organizational changes;

  •
  closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

  •
  leveraging research and development spend;

  •
  increased use of shared services; and

  •
  procurement savings.

        We estimate that we will incur costs in the range of $135 million and $180 million (of which the non-cash component, including share-based compensation, is expected to be approximately $55 million) in connection with these cost-rationalization and integration initiatives. These costs include employee termination costs (including related share-based payments), costs to consolidate or close facilities and relocate employees, asset impairments, and contract termination and lease cancellation costs. The following costs were incurred in connection with these initiatives through September 30, 2010:

	Employee Termination Costs
	Severance and Related Benefits	Share-Based Compensation	Other Costs	Total
($ in 000s)	$	$	$	$
Costs incurred and charged to expense	46,326	45,665	2,976	94,967
Cash payments	(2,188)	—	—	(2,188)
Non-cash adjustments	—	(45,665)	—	(45,665)

Balance, September 30, 2010	44,138	—	2,976	47,114

        We recognized employee termination costs of $46.3 million for severance and related benefits payable to approximately 500 employees of Biovail and Valeant who have been, or will be, terminated as a result of the Merger. These reductions primarily reflect the elimination of redundancies and consolidation of staff in the sales and marketing, research and development, and general and administrative functions. As of September 30, 2010, $2.2 million of the termination costs had been paid, and we expect that a significant portion of the remaining costs will be paid prior to April 1, 2011, with the balance payable through to the first quarter of 2012.

        In addition, we recognized incremental share-based compensation expense of $45.7 million, related to the following stock options and RSUs held by terminated employees of Biovail and Valeant:

($ in 000s)	$
Stock options and time-based RSUs held by Biovail employees with employment agreements	5,805
Stock options held by Biovail employees without employment agreements	(492)
Performance-based RSUs held by Biovail executive officers and selected employees	20,287
Stock options and RSUs held by former executive officers of Valeant	20,065

45,665

Biovail Research and Development Pipeline Rationalization

        Prior to the Merger, Biovail's product development and business development efforts were focused on unmet medical needs in specialty central nervous system ("CNS") disorders. Following the Merger, we intend to employ a leveraged research and development model that will allow us to progress development programs, while minimizing research and development expense, through partnerships and other means. In consideration of this model, we conducted a strategic and financial review of the Biovail product development pipeline and identified the programs that did not satisfy our hurdle rate, as outlined in the table below. In consideration of this model, subsequent to September 30, 2010, we conducted a strategic and financial review of the Biovail product development pipeline and identified the programs that did not satisfy the Company's hurdle rate, as outlined in the table below. In respect of the Staccato® loxapine, GDNF, fipamezole and pimavanserin programs, we provided notices of termination to, or entered into termination agreements with, the counterparty to each of the agreements. Regarding the AMPAKINE® program, we have suspended development of these compounds and are reviewing our options with Cortex and other potential parties.

Program	Counterparty	Compound	Contingent Milestone Obligations Terminated(1)	Termination Payment

AZ-004	Alexza Pharmaceuticals, Inc. ("Alexza")	Staccato® loxapine	$90,000,000	Nil

BVF-007	Cortex Pharmaceuticals, Inc. ("Cortex")	AMPAKINE®	$15,000,000	Nil

BVF-014	MedGenesis Therapeutix Inc.	GDNF	$20,000,000	$5,000,000(2)

BVF-025	Santhera Pharmaceuticals (Switzerland) Ltd.	Fipamezole	$200,000,000	Nil

BVF-036, -040, -048	ACADIA Pharmaceuticals Inc.	Pimavanserin	$365,000,000	$8,750,000(2)

(1)
Represent the maximum amount of milestone payments we could have been required to make to the counterparty under each agreement. These milestone payments were contingent on the achievement of specific developmental, regulatory and commercial milestones. In addition, we could have been obligated to make royalty payments based on future net sales of the products if regulatory approval was obtained. As a consequence of the termination of these arrangements, we have no ongoing or future obligation in respect of these milestone or royalty payments.

(2)
Represents the amount of negotiated settlements with each counterparty, which we will recognize in the fourth quarter of 2010.

PRODUCTS IN DEVELOPMENT

        We currently have the following products, among others, in clinical development:

  •
  Ezogabine/Retigabine

    In collaboration with GSK, we are developing a compound as an adjunctive treatment for partial-onset seizures in patients with epilepsy whose generic name will be ezogabine in the U.S. and retigabine in all other countries. Ezogabine/retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. On October 30, 2009, a New Drug Application ("NDA") was filed for ezogabine for the treatment of refractory partial-onset seizures. The FDA accepted the NDA for review on December 29, 2009 and established a Prescription Drug User Fee Act ("PDUFA") date of August 30, 2010. The FDA has subsequently extended the PDUFA goal date for ezogabine to November 30, 2010, as the NDA review has not yet been completed due to the submission of a solicited formal REMS (Risk Evaluation and Mitigation Strategy) for ezogabine. The REMS was requested by the FDA in correspondence dated August 16, 2010, and was submitted to the FDA on August 26, 2010.

    The FDA's Peripheral and Central Nervous System Drugs Advisory Committee met on August 11, 2010 to discuss the NDA for ezogabine. The Advisory Committee voted unanimously that clinical studies had provided substantial evidence of the effectiveness of ezogabine as adjunctive treatment for adults with partial-onset seizures. Additionally, following a review of the safety data, including urinary retention, infection and kidney stones, the majority of Advisory Committee members voted that urinary retention could be mitigated by patient monitoring and discussed how this could be addressed. The Advisory Committee also voted unanimously that monitoring should not be instituted for infection and kidney stones. Also, the European Medicines Evaluation Agency ("EMEA") confirmed on November 17, 2009 that the Marketing Authorization Application ("MAA") filed on October 30, 2009 for retigabine was successfully validated, thus enabling the MAA review to commence.

  •
  Dermatology Products

    A number of dermatology product candidates are in development including, but not limited to:

      •
      IDP-107 is an oral treatment for moderate to severe acne vulgaris. Acne is a disorder of the pilosebaceous unit characterized by the presence of inflammatory (pimples) and non-inflammatory (whiteheads and blackheads) lesions, predominately on the face. Acne vulgaris is a common skin disorder that affects about 85% of people at some point in their lives. We are currently enrolling patients in a Phase IIb clinical trial to evaluate the safety and efficacy of IDP-107.

      •
      IDP-108, a novel triazole compound, is an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e., ergosterol synthesis inhibition. IDP-108 is a non-lacquer formulation designed for topical delivery into the nail. We are currently enrolling patients in a Phase III clinical trial to evaluate the safety and efficacy of IDP-108.

      •
      IDP-109 is a compound targeted for treatment of common warts. There is no currently approved prescription treatment for common warts. Common warts is an infection caused by a viral infection (human papilloma virus) and occurs most frequently on the hands. This product is currently in Phase I proof of concept stage.

      •
      IDP-115 combines an established anti-rosacea active ingredient with sunscreen agents to provide sun protection in the same topical treatment for rosacea patients. Rosacea is a common condition treated by dermatologists and characterized by multiple signs and symptoms including papules, pustules and erythema, most commonly on the central area of the face.

      •
      IDP-118 is a combination topical product targeted to treat psoriasis. Psoriasis is a chronic, autoimmune disease that appears on the skin. This product is currently in Phase I stage of development.

BIOVAIL PRE-MERGER 2010 BUSINESS DEVELOPMENT

Istradefylline

        On June 2, 2010, Biovail entered into a license agreement with Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin") to acquire the U.S. and Canadian rights to develop and commercialize products containing istradefylline — a new chemical entity targeted for the treatment of Parkinson's disease. In April 2007, Kyowa Hakko Kirin filed an NDA for istradefylline, which received a Not Approvable letter from the FDA in February 2008. The FDA has requested a Complete Response to the Not Approvable letter before it will consider meeting with us to discuss the regulatory approval process for istradefylline.

        Under the terms of its license agreement, Biovail paid an upfront fee of $10.0 million, and we could pay up to $20.0 million in potential development milestones through FDA approval and up to an additional $35.0 million if certain sales-based milestones are met. We will also make tiered royalty payments of up to 30% on net commercial sales of products containing istradefylline. In connection with this acquisition, Biovail also entered into an agreement with Kyowa Hakko Kirin for the supply of the istradefylline compound.

        This acquisition was accounted for as a purchase of IPR&D intangible assets with no alternative future use. Accordingly, the $10.0 million upfront payment, together with $0.2 million of acquisition costs, was charged to research and development expenses in the second quarter of 2010.

AMPAKINE®

        On March 25, 2010, Biovail acquired certain AMPAKINE® compounds, including associated intellectual property, from Cortex for use in the field of respiratory depression, a brain-mediated breathing disorder. The acquired compounds include the Phase 2 compound CX717 in an oral formulation, the pre-clinical compounds CX1763 and CX1942, and the injectable dosage form of CX1739. This acquisition was accounted for as a purchase of IPR&D intangible assets with no alternative future use. Accordingly, the $9.0 million upfront payment and the $1.0 million transition payment made by Biovail to Cortex, together with $0.7 million of acquisition costs, were charged to research and development expenses in the first quarter of 2010.

        As described above under "Synergies and Cost Savings — Biovail Research and Development Rationalization", we have suspended development of the AMPAKINE® compounds and are reviewing our options with Cortex and other potential parties.

Staccato® Loxapine

        On February 9, 2010, Biovail entered into a collaboration and license agreement with Alexza to acquire the U.S. and Canadian development and commercialization rights to AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar patients. AZ-004 combines Alexza's proprietary Staccato® drug-delivery system with the antipsychotic drug loxapine. This acquisition was accounted for as a purchase of IPR&D intangible assets with no alternative future use. Accordingly, the $40.0 million upfront payment made by Biovail to Alexza, together with $0.3 million of acquisition costs, was charged to research and development expenses at the acquisition date.

        On October 8, 2010, Alexza received a Complete Response letter from the FDA regarding the NDA for AZ-004, in which the FDA indicated that the NDA was not ready for approval.

        As described above under "Synergies and Cost Savings — Biovail Research and Development Rationalization", the Company has determined to terminate the agreement with Alexza.

BIOVAIL PRE-MERGER COST-RATIONALIZATION INITIATIVES

        In May 2008, Biovail initiated restructuring measures that were intended to rationalize its manufacturing operations, pharmaceutical sciences operations, and general and administrative expenses. The following costs were incurred in connection with these initiatives through September 30, 2010:

	Asset Impairments		Employee Termination Costs
					Contract Termination and Other Costs
	Manufacturing	Pharmaceutical Sciences	Manufacturing	Pharmaceutical Sciences		Total
($ in 000s)	$	$	$	$	$	$
Balance, January 1, 2008	—	—	—	—	—	—
Costs incurred and charged to expense	42,602	16,702	3,309	2,724	4,865	70,202
Cash payments	—	—	—	(2,724)	(333)	(3,057)
Non-cash adjustments	(42,602)	(16,702)	—	—	(1,186)	(60,490)

Balance, December 31, 2008	—	—	3,309	—	3,346	6,655

Costs incurred and charged to expense	7,591	2,784	4,942	1,441	2,307	19,065
Cash payments	—	—	(2,041)	(1,278)	(1,321)	(4,640)
Non-cash adjustments	(7,591)	(2,784)	—	71	—	(10,304)

Balance, December 31, 2009	—	—	6,210	234	4,332	10,776

Costs incurred and charged to expense	—	—	333	—	280	613
Cash payments	—	—	(2,703)	(195)	(429)	(3,327)
Non-cash adjustments	—	—	—	6	—	6

Balance, March 31, 2010	—	—	3,840	45	4,183	8,068

Costs incurred and charged to expense	—	—	708	1,924	249	2,881
Cash payments	—	—	(820)	—	(435)	(1,255)
Non-cash adjustments	—	—	—	(46)	—	(46)

Balance, June 30, 2010	—	—	3,728	1,923	3,997	9,648

Costs incurred and charged to expense	400	—	392	—	157	949
Cash payments	—	—	(1,240)	(1,862)	(331)	(3,433)
Non-cash adjustments	(400)	—	—	—	—	(400)

Balance, September 30, 2010	—	—	2,880	61	3,823	6,764

Manufacturing Operations

        On January 15, 2010, Biovail completed the sale of its Dorado, Puerto Rico manufacturing facility for net cash proceeds of $8.5 million. The related property, plant and equipment was classified as assets held for sale on the consolidated balance sheet at December 31, 2009. Biovail occupied the Dorado facility until March 31, 2010, pursuant to a short-term lease agreement with the buyer.

        As of September 30, 2010, we completed the transfer of remaining manufacturing processes from our Carolina, Puerto Rico manufacturing facility to our plant in Steinbach, Manitoba. We recorded an impairment charge of $0.4 million in the third quarter of 2010, to write-off the remaining carrying value of the Carolina facility after unsuccessful efforts to locate a buyer for the facility.

        Biovail expected to incur employee termination costs of approximately $9.8 million in total for severance and related benefits payable to the approximately 240 employees who have been, or will be, terminated as a result of the closure of the Dorado and Carolina facilities. As these employees were required to provide service during the shutdown period in order to be eligible for termination benefits, Biovail was recognizing the cost of those termination benefits ratably over the estimated future service period. On a cumulative basis to September 30, 2010, we have recognized $9.7 million of these costs, of which $6.8 million have been paid. We will pay the remaining termination benefits prior to December 31, 2010.

Pharmaceutical Sciences Operations

        On April 30, 2010, Biovail entered into an asset purchase agreement to sell its contract research division ("CRD") to Lambda Therapeutic Research Inc. ("Lambda"). Biovail no longer considered CRD a strategic fit as a result of Biovail's pre-Merger transition from reformulation programs to the in-licensing, acquisition and development of specialty CNS products. CRD has not been treated as a discontinued operation for accounting purposes, on the basis that its operations were immaterial and incidental to Biovail's core specialty pharmaceutical business.

        On July 23, 2010, Biovail completed the sale of CRD to Lambda for net cash proceeds of $6.4 million. The carrying value of net assets of CRD at the date of disposal amounted to $6.4 million, which comprised net current assets and liabilities of $1.6 million and property, plant and equipment of $4.8 million.

        Biovail recognized employee termination costs of $1.9 million for the approximately 70 CRD employees not offered employment by Lambda.

        In the third quarter and first nine months of 2010 and 2009, the consolidated statements of income (loss) included the following revenue and expenses of CRD, which, as described above, have not been segregated from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
($ in 000s)	$	$	$	$
Research and development revenue	409	2,835	5,642	9,090

Research and development expenses	532	3,526	7,211	10,510
Selling, general and administrative expenses	650	746	2,328	2,507

Total operating expenses	1,182	4,272	9,539	13,017

Operating loss	(773)	(1,437)	(3,897)	(3,927)
Foreign exchange gain (loss)	6	(51)	(102)	110

Net loss	(767)	(1,488)	(3,999)	(3,817)

        Prior to December 31, 2009, Biovail completed the closure of its research and development facilities in Dublin, Ireland and Mississauga, Ontario, and the consolidation of its research and development operations in Chantilly, Virginia.

Results of Efficiency Initiatives

        Biovail's efficiency initiatives were substantively implemented prior to the Merger. These initiatives resulted in cumulative charges to earnings of $103.9 million recorded through September 30, 2010, of which the cash component amounted to $29.3 million incurred through September 30, 2010. With the sale of CRD, Biovail realized its target of $70 million in total gross proceeds from the divestiture and monetization of non-core assets.

U.S. HEALTHCARE REFORM

        In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that may impact our business.

        Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first nine months of 2010. These provisions include: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on branded prescription drugs; (ii) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (iii) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centres.

        Beginning in 2011, the new legislation requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. Also, beginning in 2011, a new fee will be assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). This fee will be calculated based upon each entity's relative share of total applicable branded prescription drug sales to specified U.S. government programs for the preceding calendar year. The aggregate industry wide fee is expected to total $28.0 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.

        Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. For example, we do not yet know when discounts will be provided to the additional hospitals eligible to participate under the 340(B) program. In addition, determinations as to how the Medicare Part D coverage gap will operate and how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified, though, as noted above, these programs will not be effective until 2011. We have made several estimates with regard to important assumptions relevant to determining the financial impact of this legislation on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the legislation will be implemented. Based on these estimates and assumptions, this new legislation did not have a material impact on our financial condition or results of operations in the third quarter or first nine months of 2010; however, the legislation could have a material adverse effect on our future business, cash flows, financial condition and results of operations.

        For additional information regarding the potential risks and uncertainties associated with the implementation of the U.S. healthcare reform legislation, please see Item 1A. "Risk Factors" of this Form 10-Q.

SELECTED FINANCIAL INFORMATION

        The following table provides selected financial information for the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2010	2009	Change		2010	2009	Change
($ in 000s, except per share data)	$	$	$	%	$	$	$	%
Revenue	208,267	212,523	(4,256)	(2)	666,673	579,377	87,296	15
Operating expenses	334,579	154,179	180,400	117	727,806	456,871	270,935	59
Net income (loss)	(207,882)	40,362	(248,244)	(615)	(177,063)	103,455	(280,518)	(271)
Basic and diluted earnings (loss) per share	(1.27)	0.25	(1.52)	(608)	(1.11)	0.65	(1.76)	(271)

Cash dividends declared per share	0.095	0.090	0.005	6	0.280	0.555	(0.275)	(50)

	At September 30 2010	At December 31 2009	Change
	$	$	$	%
Total assets	11,135,903	2,067,044	9,068,859	439
Long-term debt, including current portion	3,235,550	326,085	2,909,465	892

General Economic Conditions

        Beginning in late 2008 and continuing through the third quarter of 2010, foreign currency exchange rates between the U.S. dollar and the Canadian dollar have been experiencing significant volatility. Changes in foreign currency exchange rates increased total revenue by approximately $1.5 million, or 0.7%, and $9.6 million, or 1.4%, in the third quarter and first nine months of 2010, respectively, compared with the corresponding periods of 2009, due to a strengthening year-over-year of the Canadian dollar relative to the U.S. dollar on an average basis. A stronger Canadian dollar, while having a favourable impact on revenue, had a negative impact on our operating expenses. Where possible, we manage our exposure to foreign currency exchange rate changes through operational means, mainly by matching our cash flow exposures in foreign currencies. As a result, the positive impact of a stronger Canadian dollar on revenue generated in Canadian dollars, but reported in U.S. dollars, is largely counteracted by an opposing effect on operating expenses incurred in Canadian dollars. As our Canadian dollar-denominated expenses moderately exceeded our Canadian dollar-denominated revenues, the appreciation of the Canadian dollar in the third quarter and first nine months of 2010 had the overall effect of marginally decreasing our net income as reported in U.S. dollars. As a result of the Merger, our exposure to global economic and financial market conditions has substantially increased.

Financial Performance

Changes in Revenue

        Total revenue declined $4.3 million, or 2%, to $208.3 million in the third quarter of 2010, compared with $212.5 million in the third quarter of 2009, primarily due to:

  •
  a decline in Ultram® ER and Cardizem® LA product sales of $17.8 million in the aggregate, as a result of the introduction of generic competition to these products in the fourth quarter of 2009 and first quarter of 2010, respectively; and

  •
  a rebate charge of $10.6 million on sales of Generic products.

        Those factors were partially offset by:

  •
  an increase of $8.2 million in Xenazine®, reflecting increased patient enrollment in the U.S.;

  •
  increased demand for our generic Tiazac® and generic Cardizem® CD, which was attributable to competitors' manufacturing issues; and

  •
  the favourable impact of foreign exchange rate changes on Canadian-dollar denominated revenue.

        Total revenue increased $87.3 million, or 15%, to $666.7 million in the first nine months of 2010, compared with $579.4 million in the first nine months of 2009, primarily due to:

  •
  approximately $50.4 million of incremental revenue from Wellbutrin XL ® reflecting the acquisition of the full U.S. commercialization rights in May 2009, partially offset by declines in prescription volumes due to generic competition;

  •
  an increase of $26.8 million in Xenazine® reflecting increased patient enrollment in the U.S. and the addition of rest-of-world sales following the acquisition of the worldwide development and commercialization rights to tetrabenazine in June 2009;

  •
  the increased demand for our generic Tiazac® and generic Cardizem® CD products, due to competitors' manufacturing issues; and

  •
  the favourable impact of foreign exchange rate changes on Canadian-dollar denominated revenue.

        Those factors were partially offset by:

  •
  a decline in Ultram® ER and Cardizem® LA product sales of $44.2 million in the aggregate, due to the impact generic competition; and

  •
  the $10.6 million rebate charge on sales of Generic products.

Changes in Net Income

        Net income declined $248.2 million to a net loss of $207.9 million (basic and diluted loss per share of $1.27) in the third quarter of 2010, compared with net income of $40.4 million (basic and diluted earnings per share ("EPS") of $0.25) in the third quarter of 2009, primarily due to:

  •
  the inclusion of $95.0 million of restructuring charges in the third quarter of 2010, in connection with Merger-related cost-rationalization and integration initiatives;

  •
  the recognition of a $48.0 million valuation allowance against a portion of U.S. operating loss carryforwards in the third quarter of 2010 (as described below under "Results of Operations — Income Taxes");

  •
  the inclusion of a $38.5 million legal settlement charge in the third quarter of 2010, in connection with agreements or agreements in principle to settle certain Biovail legacy litigation matters;

  •
  the inclusion of $28.0 million of Merger-related transaction costs in the third quarter of 2010;

  •
  the inclusion of $20.9 million of share-based compensation expense as of the Merger Date, related to the excess of the fair value of Biovail stock options and time-based RSUs over the fair value of the converted Valeant awards;

  •
  a decreased contribution from product sales of $14.4 million, mainly related to the rebate charge on sales of Generic products, the reduction in Ultram® ER and Cardizem® LA product sales due to generic competition, and an increased supply price for Zovirax® inventory. Those factors were partially offset by increased Xenazine®, generic Tiazac® and generic Cardizem® CD product sales, and reduced costs and improved capacity utilization of our manufacturing operations; and

  •
  an adjustment of $12.0 million to the provision for income taxes in the third quarter of 2010, to reflect the impact of the increase in our annualized effective tax rate as a result of the Merger (as described below under "Results of Operations — Income Taxes").

        Net income declined $280.5 million to a net loss of $177.1 million (basic and diluted loss per share of $1.11) in the first nine months of 2010, compared with net income $103.5 million (basic and diluted EPS of $0.65) in the first nine months of 2009, primarily due to:

  •
  the inclusion of $95.0 million of Merger-related restructuring charges;

  •
  the $48.0 million increase in the valuation allowance against U.S. operating loss carryforwards;

  •
  the $38.5 million legal settlement related to the agreements or agreements in principle to settle certain Biovail legacy litigation matters;

  •
  the inclusion of $35.6 million of Merger-related transaction costs in the first nine months of 2010;

  •
  a $31.7 million increase in amortization expense, primarily related to the acquired Wellbutrin XL® and tetrabenazine intangible assets in May and June 2009, respectively;

  •
  a $22.7 million increase in acquired IPR&D, reflecting a $61.2 million charge in the first nine months of 2010 related to the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions, compared with a $38.5 million charge in the first nine months of 2009 related to the acquisitions of the U.S. and Canadian rights to develop and commercialize fipamezole and pimavanserin;

  •
  a decrease of $22.0 million related to the auction rate security settlement in the second quarter of 2009;

  •
  the inclusion of $20.9 million of share-based compensation expense related to converted Valeant stock options and RSUs;

  •
  a $16.1 million increase in interest expense, mainly related to the issuance of the 5.375% Convertible Notes by Biovail in June 2009; and

  •
  the $12.0 million adjustment in the third quarter of 2010, to reflect the increase in our annualized effective tax rate as a result of the Merger.

        Those factors were partially offset by:

  •
  an increased contribution from product sales of $47.9 million, mainly related to the incremental revenue from Wellbutrin XL®, reflecting the May 2009 acquisition of the full U.S. commercialization rights, Xenazine®, generic Tiazac® and generic Cardizem® CD product sales (partially offset by lower Ultram® ER and Cardizem® LA product sales), and reduced costs and improved capacity utilization of our manufacturing operations.

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

        The following table displays the specific items identified by management that impacted net income in the third quarters and first nine months of 2010 and 2009, and the impact of these items (individually and in the aggregate) on diluted EPS. EPS figures may not add due to rounding.

	Three Months Ended September 30				Nine Months Ended September 30
	2010		2009		2010		2009
	Amount	Diluted EPS Impact	Amount	Diluted EPS Impact	Amount	Diluted EPS Impact	Amount	Diluted EPS Impact
($ in 000s, except per share data; Income (Expense))	$	$	$	$	$	$	$	$
Restructuring and other costs	(95,916)	(0.55)	(2,413)	(0.02)	(99,410)	(0.60)	(15,128)	(0.10)
IPR&D(1)	—	—	(8,126)	(0.05)	(61,245)	(0.37)	(38,540)	(0.24)
Increase in valuation allowance on deferred tax assets(2)	(48,000)	(0.28)	—	—	(48,000)	(0.29)	—	—
Legal settlements	(38,500)	(0.22)	—	—	(38,500)	(0.23)	(241)	—
Acquisition-related costs	(28,037)	(0.16)	—	—	(35,614)	(0.22)	(5,596)	(0.04)
Share-based compensation expense related to vested and partially vested Valeant stock options and RSUs(3)	(20,909)	(0.12)	—	—	(20,909)	(0.13)	—	—
Write-down of deferred financing costs	(5,774)	(0.03)	—	—	(5,774)	(0.03)	(537)	—
Loss on auction rate securities	(5,005)	(0.03)	(385)	—	(5,552)	(0.03)	(4,709)	(0.03)
SEC/OSC independent consultant and related costs(4)	(680)	—	169	—	(1,461)	(0.01)	(2,804)	(0.02)
Gain on auction rate security settlement	—	—	—	—	—	—	22,000	0.14
Proxy contest costs(4)	—	—	(399)	—	—	—	(1,028)	(0.01)
Gain on disposal of investments	—	—	466	—	—	—	804	0.01

Total	(242,821)	(1.40)	(10,688)	(0.07)	(316,465)	(1.92)	(45,779)	(0.29)

(1)
Included in research and development expenses.

(2)
Included in provision for income taxes.

(3)
Allocated to cost of goods sold ($0.4 million), research and development expenses ($0.4 million), and selling general and administrative expenses ($20.1 million).

(4)
Included in selling, general and administrative expenses.

        In addition to the items noted in the table above, we recorded an adjustment of $12.0 million to the provision for income taxes in the third quarter of 2010, to reflect the impact of the increase in our annualized effective tax rate as a result of the Merger. With the exception of tax-specific items, the net impact of the preceding specific items on our provision for income taxes in each of the periods presented was not material.

Cash Dividends

        Pre-Merger cash dividends per share declared by Biovail were $0.095 and $0.28 in the third quarter and first nine months of 2010, respectively, compared with $0.09 and $0.555 in the corresponding periods of 2009. We will pay a post-Merger special dividend of $1.00 per share on December 22, 2010 (as described below under "Financial Condition, Liquidity and Capital Resources — Post-Merger Special Dividend"), after which we do not intend to pay dividends.

Changes in Financial Condition

        At September 30, 2010, we had cash and cash equivalents of $592.7 million and long-term debt of $3,235.6 million. In the first nine months of 2010, operating cash flows of $264.6 million were a significant source of liquidity, as well as net cash acquired on the acquisition of Valeant of $309.0 million. Prior to the Merger Date, Biovail paid total cash dividends of $43.6 million and made a payment of $12.5 million on account of the obligation to Cambridge Laboratories (Ireland) Limited ("Cambridge") in connection with the tetrabenazine acquisition in June 2009. In addition, Biovail paid $60.0 million (exclusive of acquisition costs) in the aggregate in connection with the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions.

RESULTS OF OPERATIONS

        Biovail operated its business on the basis of a single reportable segment — pharmaceutical products. This basis reflects how management reviewed the business, made investing and resource allocation decisions, and assessed operating performance. Effective with the Merger, our new management is reassessing the Company's internal reporting structure and composition of its operating segments for disclosure in succeeding interim and annual reporting periods.

Revenue

        The following table displays the dollar amounts of each source of revenue in the third quarters and first nine months of 2010 and 2009; the percentage of each source of revenue compared with total revenue in the respective period; and the dollar and percentage change in the dollar amount of each source of revenue. Percentages may not add due to rounding.

	Three Months Ended September 30						Nine Months Ended September 30
	2010		2009		Change		2010		2009		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Product sales	201,372	97	204,291	96	(2,919)	(1)	644,650	97	557,400	96	87,250	16
Research and development	455	—	3,392	2	(2,937)	(87)	6,096	1	10,362	2	(4,266)	(41)
Royalty and other	6,440	3	4,840	2	1,600	33	15,927	2	11,615	2	4,312	37

Total revenue	208,267	100	212,523	100	(4,256)	(2)	666,673	100	579,377	100	87,296	15

Product Sales

        The following table displays the dollar amounts of product sales by internal reporting category in the third quarters and first nine months of 2010 and 2009; the percentage of each category compared with total product sales in the respective period; and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended September 30						Nine Months Ended September 30
	2010		2009		Change		2010		2009		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Wellbutrin XL®	52,136	26	58,606	29	(6,470)	(11)	155,910	24	115,861	21	40,049	35
Aplenzin®	4,823	2	2,660	1	2,163	81	10,963	2	8,151	1	2,812	34
Xenazine®	21,852	11	13,692	7	8,160	60	58,178	9	31,423	6	26,755	85
Zovirax®	34,720	17	30,824	15	3,896	13	115,112	18	100,013	18	15,099	15
Biovail Pharmaceuticals Canada ("BPC")	27,319	14	20,704	10	6,615	32	78,542	12	54,231	10	24,311	45
Ultram® ER	4,252	2	12,139	6	(7,887)	(65)	19,040	3	49,319	9	(30,279)	(61)
Cardizem® LA	3,859	2	13,728	7	(9,869)	(72)	16,896	3	30,790	6	(13,894)	(45)
Legacy	47,287	23	41,799	20	5,488	13	136,292	21	122,945	22	13,347	11
Generic	4,135	2	9,757	5	(5,622)	(58)	51,304	8	43,782	8	7,522	17
Glumetza® (U.S.)	989	—	382	—	607	159	2,413	—	885	—	1,528	173

Total product sales	201,372	100	204,291	100	(2,919)	(1)	644,650	100	557,400	100	87,250	16

Wholesaler Inventory Levels

        In the third quarter and first nine months of 2010 and 2009, three drug wholesale customers accounted for the majority of Biovail's Zovirax®, off-patent branded pharmaceutical ("Legacy") and, since May 14, 2009, Wellbutrin XL® product sales in the U.S. Biovail's distribution agreements with these wholesalers limited the amount of inventory they can own to between 1/2 and 1 1/2 months of supply of our products. As indicated in the following table, at September 30, 2010 and December 31, 2009, these wholesalers owned overall 0.8 months and 1.0 months of supply of Biovail products, respectively, of which only $0.4 million and $0.2 million of inventory had less than 12 months remaining shelf life as of those respective dates.

		At September 30, 2010			At December 31, 2009
	Original Shelf Life	Total Inventory	Months On Hand	Inventory With Less Than 12 Months Remaining Shelf Life	Total Inventory	Months On Hand	Inventory With Less Than 12 Months Remaining Shelf Life
($ in 000s)	(In Months)	$	(In Months)	$	$	(In Months)	$
Wellbutrin XL®	18	19,731	0.8	210	15,389	1.0	34
Zovirax®	36-48	7,716	0.6	140	14,689	1.1	93
Cardizem®	36-48	4,649	0.7	35	8,380	1.1	21
Vasotec® and Vaseretic®	24	2,339	1.6	11	1,468	1.1	9
Ativan®	24	1,819	0.8	8	2,300	1.1	77
Isordil®	36-60	200	0.8	1	265	1.2	1

Total	18-60	36,454	0.8	405	42,491	1.0	235

Wellbutrin XL®

        Wellbutrin XL® product sales declined $6.5 million, or 11%, to $52.1 million in the third quarter of 2010, compared with $58.6 million in the third quarter of 2009, reflecting declines in prescription volumes due to the affects of generic competition and formulary placement. Wellbutrin XL® product sales increased $40.0 million, or 35%, to $155.9 million in the first nine months of 2010, compared with $115.9 million in the first nine months of 2009, reflecting incremental revenue of approximately $50.4 million following acquisition of the full U.S. commercialization rights in May 2009, and the positive effect of subsequent price increases, partially offset by the declines in prescription volumes.

Aplenzin®

        Aplenzin® product sales increased $2.2 million, or 81%, to $4.8 million in the third quarter of 2010, compared with $2.7 million in the third quarter of 2009, and increased $2.8 million, or 34%, to $11.0 million in the first nine months of 2010, compared with $8.2 million in the first nine months of 2009. Sanofi-aventis U.S. LLC ("sanofi-aventis") launched the 348mg and 522mg dosage strengths of Aplenzin® in the U.S. in April 2009 and the 174mg dosage strength in July 2009. In April 2010, sanofi-aventis advised us that it had engaged an independent contract sales organization to promote Aplenzin®.

Xenazine®

        Xenazine® product sales increased $8.2 million, or 60%, to $21.9 million in the third quarter of 2010, compared with $13.7 million in the third quarter of 2009, and increased $26.8 million, or 85%, to $58.2 million in the first nine months of 2010, compared with $31.4 million in the first nine months of 2009, reflecting year-over-year increases in patient enrollment in the U.S., following the product's launch in December 2008, as well as the inclusion of sales of the product in other countries in Europe and around the world, following the acquisition of the worldwide development and commercialization rights to tetrabenazine in June 2009.

Zovirax®

        Zovirax® product sales increased $3.9 million, or 13%, to $34.7 million in the third quarter of 2010, compared with $30.8 million in the third quarter of 2009, and increased $15.1 million, or 15%, to $115.1 million in the first nine months of 2010, compared with $100.0 million in the first nine months of 2009, reflecting price increases implemented for these products over the last 12 months, which more than offset lower prescription volumes.

BPC

        Sales of BPC products increased $6.6 million, or 32%, to $27.3 million in the third quarter of 2010, compared with $20.7 million in the third quarter of 2009, and increased $24.3 million, or 45%, to $78.5 million in the first nine months of 2010, compared with $54.2 million in the first nine months of 2009. Excluding the positive effect on BPC Canadian dollar-denominated revenue of the strengthening of the Canadian dollar relative to the U.S. dollar, BPC product sales increased 23% and 28% in the third quarter and first nine months of 2010, respectively, compared with the corresponding periods of 2009. The increases in BPC revenue reflected increased prescription volumes for our promoted Wellbutrin® XL and Tiazac® XC products, as well as increased demand for our branded Tiazac® product, which was attributable to competitors' manufacturing issues. In addition, sales of Glumetza® in the third quarter and first nine months of 2010 benefited from a delay in the introduction of a competing generic version of the 500mg dosage strength.

Ultram® ER

        Ultram® ER product sales declined $7.9 million, or 65%, to $4.3 million in the third quarter of 2010, compared with $12.1 million in the third quarter of 2009, and declined $30.3 million, or 61%, to $19.0 million in the first nine months of 2010, compared with $49.3 million in the first nine months of 2009, reflecting the impact on volumes due to the introduction of generic competition to the 100mg and 200mg dosage strengths in November 2009 (which also had some negative impact on sales of the 300mg product). In addition, upon generic entry, our contractual supply price to PriCara (a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc.), for branded 100mg and 200mg product (which is determined based on a percentage of PriCara's net selling price) was reduced by 50%. As there is currently no generic equivalent to the 300mg product, our supply price to PriCara for that dosage strength remains unchanged. All of those factors were partially offset by revenue generated through our supply of 100mg and 200mg authorized generic versions of Ultram® ER to Patriot Pharmaceuticals LLC (an affiliate of PriCara).

Cardizem® LA

        Revenue from sales of Cardizem® LA declined $9.9 million, or 72%, to $3.9 million in the third quarter of 2010, compared with $13.7 million in the third quarter of 2009, and declined $13.9 million, or 45%, to $16.9 million in the first nine months of 2010, compared with $30.8 million in the first nine months of 2009, reflecting lower volumes as a result of the introduction of a generic version of Cardizem® LA (in all dosage strengths except 120mg) by a competitor in March 2010, and a resulting reduction in inventory levels by our distributor. We are entitled to a royalty based on net sales of the competitor's generic version of Cardizem® LA.

        Cardizem® LA product sales include the amortization of deferred revenue associated with the cash consideration received from the sale to Kos Pharmaceuticals, Inc. (now known as Abbott Laboratories) of the distribution rights to Cardizem® LA in May 2005, which is being amortized over seven years on a straight-line basis. This amortization amounted to $3.8 million and $11.3 million in each of the third quarters and first nine months, respectively, of 2010 and 2009.

Legacy

        Sales of our Legacy products increased $5.5 million, or 13%, to $47.3 million in the third quarter of 2010, compared with $41.8 million in the third quarter of 2009, and increased $13.3 million, or 11%, to $136.3 million in the first nine months of 2010, compared with $122.9 million in the first nine months of 2009, reflecting higher sales of generic Tiazac®, which was attributable to competitors' manufacturing issues. In addition, declining prescription volumes for our other Legacy brands were largely offset by price increases implemented over the last 12 months.

        In March 2010, Biovail reached a settlement with Sun Pharmaceutical Industries Ltd., India ("Sun"), with respect to patent litigation related to Sun's Abbreviated New Drug Application for a generic version of Cardizem® CD. Under the terms of the settlement and license agreements, which were submitted to the U.S. Federal Trade Commission and the U.S. Department of Justice pursuant to Section 1112(a) of the Medicare Prescription Drug Improvement and Modernization Act of 2003, Biovail granted Sun, and its subsidiary Sun Pharma Global FZE, a non-exclusive license (without right to sublicense) to distribute various dosage strengths of Sun's generic formulation of Cardizem® CD in the U.S., upon receipt of regulatory approval from the FDA, and subject to certain limitations on the sales quantities of the 360mg dosage strength. Nevertheless, the introduction of Sun's 360mg generic version (following FDA approval) could have a material adverse impact on our revenues and earnings. Sun will pay us a royalty based on net sales of the various dosage strengths of its generic formulation. The license term ends on August 8, 2012 — the date on which the last Cardizem® CD patent expires. No amount was paid to Sun under the terms of this settlement.

Generic

        Sales of our bioequivalent ("Generic") products declined $5.6 million, or 58%, to $4.1 million in the third quarter of 2010, compared with $9.8 million in the third quarter of 2009, reflecting the recognition in the third quarter of 2010 of a $10.6 million rebate charge, of which $8.1 million relates to the first half of 2010 and fourth quarter of 2009. Generic product sales increased $7.5 million, or 17%, to $51.3 million in the first nine months of 2010, compared with $43.8 million in the first nine months of 2009, reflecting higher sales of generic Cardizem® CD, which was attributable to competitors' manufacturing issues.

Research and Development Revenue

        Research and development revenue declined $2.9 million, or 87%, to $0.5 million in the third quarter of 2010, compared with $3.4 million in the third quarter of 2009, and declined $4.3 million, or 41%, to $6.1 million in the first nine months of 2010, compared with $10.4 million in the first nine months of 2009, reflecting the sale of CRD by Biovail in July 2010 (as described above under "Biovail Pre-Merger Cost-Rationalization Initiatives — Pharmaceutical Sciences Operations").

Royalty and Other Revenue

        Royalties from third parties on sales of products Biovail developed or acquired and other revenue increased $1.6 million, or 33%, to $6.4 million in the third quarter of 2010, compared with $4.8 million in the third quarter of 2009, and increased $4.3 million, or 37%, to $15.9 million in the first nine months of 2010, compared with $11.6 million in the first nine months of 2009, due mainly to royalties earned on sales of generic Cardizem® LA and generic Cardizem® CD by third parties.

Operating Expenses

        The following table displays the dollar amounts of each operating expense category in the third quarters and first nine months of 2010 and 2009; the percentage of each category compared with total revenue in the respective period; and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended September 30						Nine Months Ended September 30
	2010		2009		Change		2010		2009		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	62,142	30	50,669	24	11,473	23	184,947	28	145,566	25	39,381	27
Research and development	14,298	7	23,202	11	(8,904)	(38)	118,443	18	82,422	14	36,021	44
Selling, general and administrative	60,187	29	44,774	21	15,413	34	148,794	22	137,516	24	11,278	8
Amortization of intangible assets	35,499	17	33,121	16	2,378	7	102,098	15	70,402	12	31,696	45
Restructuring and other costs	95,916	46	2,413	1	93,503	NM	99,410	15	15,128	3	84,282	557
Acquisition-related costs	28,037	13	—	—	28,037	NM	35,614	5	5,596	1	30,018	536
Legal settlements	38,500	18	—	—	38,500	NM	38,500	6	241	—	38,259	NM

Total operating expenses	334,579	161	154,179	73	180,400	117	727,806	109	456,871	79	270,935	59

NM
— Not meaningful

Cost of Goods Sold

        Cost of goods sold, which excludes the amortization of intangible assets described separately below under "— Amortization of Intangible Assets", increased $11.5 million, or 23%, to $62.1 million in the third quarter of 2010, compared with $50.7 million in the third quarter of 2009, and increased $39.4 million, or 27%, to $184.9 million in the first nine months of 2010, compared with $145.6 million in the first nine months of 2009. The percentage increases in cost of goods sold were higher than the corresponding 1% decline and 16% increase in total product sales in the third quarter and first nine months of 2010, respectively, primarily due to:

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

        Those factors were partially offset by:

  •
  lower labour and overhead costs at our Puerto Rico manufacturing facilities and higher absorption at the Steinbach facility, each of which was a result of the transfer of manufacturing activities from the Puerto Rico facilities to the Steinbach facility;

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

Research and Development Expenses

        The following table displays the dollar amounts of research and development expenses by internal reporting category in the third quarters and first nine months of 2010 and 2009; the percentage of each category compared with total revenue in the respective period; and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended September 30						Nine Months Ended September 30
	2010		2009		Change		2010		2009		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
IPR&D	—	—	8,126	4	(8,126)	(100)	61,245	9	38,540	7	22,705	59
Internal research and development programs	13,766	7	11,550	5	2,216	19	49,987	7	33,372	6	16,615	50
Contract research services provided to external customers	532	—	3,526	2	(2,994)	(85)	7,211	1	10,510	2	(3,299)	(31)

Total research and development expenses	14,298	7	23,202	11	(8,904)	(38)	118,443	18	82,422	14	36,021	44

        As described above under "Biovail Pre-Merger 2010 Business Development", we recorded total IPR&D charges of $61.2 million in the first nine months of 2010 related to the istradefylline acquisition in the second quarter of 2010, and the AMPAKINE® and Staccato® loxapine acquisitions in the first quarter of 2010. In the third quarter and first nine months of 2009, we recorded IPR&D charges of $8.1 million and $38.5 million, respectively, related to the fipamezole and pimavanserin acquisitions.

        Internal research and development expenses increased $2.2 million, or 19%, to $13.8 million in the third quarter of 2010, compared with $11.6 million in the third quarter of 2009, and increased $16.6 million, or 50%, to $50.0 million in the first nine months of 2010, compared with $33.4 million in the first nine months of 2009, reflecting higher direct project spending on Biovail's specialty CNS drug-development programs. As described above under "Products in Development", we have assessed Biovail's product development pipeline and have decided not to continue a number of these specialty CNS programs. Prior to the Merger, Biovail cancelled the Phase 3 clinical trials that were underway in Europe for BVF-324 (the use of non-commercially available doses of tramadol for the treatment of premature ejaculation), due to slower-than-anticipated enrolment in these studies and a lack of commercial interest in the product. In the second quarter of 2010, Biovail accrued $2.8 million for the estimated contractual obligations related to the termination of these studies.

        Costs associated with providing contract research services to external customers declined $3.0 million, or 85%, to $0.5 million in the third quarter of 2010, compared with $3.5 million in the third quarter of 2009, and declined $3.3 million, or 31%, to $7.2 million in the first nine months of 2010, compared with $10.5 million in the first nine months of 2009, reflecting the decline in activity levels at CRD prior to its disposal in July 2010 (as described above under "Biovail Pre-Merger Cost-Rationalization Initiatives — Pharmaceutical Sciences Operations").

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $15.4 million, or 34%, to $60.2 million in the third quarter of 2010, compared with $44.8 million in the third quarter of 2009, and increased $11.3 million, or 8%, to $148.8 million in the first nine months of 2010, compared with $137.5 million in the first nine months of 2009, primarily due to:

  •
  the inclusion of $20.1 million of share-based compensation expense at the Merger Date, related to vested and partially vested Valeant stock options and RSUs converted into Biovail awards;

  •
  increases in compensation expense related to deferred share units ("DSUs") granted to directors, which reflected the impact of year-over-year increases in the underlying trading price of our common shares, of $2.1 million and $3.4 million in the third quarter and first nine months of 2010, respectively, compared with the corresponding periods of 2009; and

  •
  the negative impact of the strengthening of the Canadian dollar relative to the U.S. dollar.

        Those factors were partially offset by:

  •
  decreases in legal costs of $5.8 million and $18.4 million in the third quarter and first nine months of 2010, respectively, primarily related to reduced indemnification obligations to, and costs incurred by, certain former officers and directors. Total legal costs amounted to $5.0 million and $21.6 million in the third quarter and first nine months of 2010, respectively, which included indemnification obligations of $0.6 million and $1.9 million, respectively, in those periods, compared with total legal costs of $10.9 million and $40.0 million in the third quarter and first nine months of 2009, respectively, including indemnification obligations of $4.3 million and $17.6 million, respectively, in those periods.

Amortization of Intangible Assets

        Amortization expense increased $2.4 million, or 7%, to $35.5 million in the third quarter of 2010, compared with $33.1 million in the third quarter of 2009, due to the inclusion of amortization of the Valeant identifiable intangible assets, and increased $31.7 million, or 45%, to $102.1 million in the first nine months of 2010, compared with $70.4 million in the first nine months of 2009, due to the inclusion of the amortization of the Valeant identifiable intangible assets, as well as the Wellbutrin XL® trademark intangible asset acquired in May 2009 and the product rights intangible assets arising from the tetrabenazine acquisition in June 2009.

Restructuring and Other Costs

        As described above under "Synergies and Cost Savings — Merger-Related Cost-Rationalization and Integration Initiatives" and "Biovail Pre-Merger Cost-Rationalization Initiatives", restructuring charges of $95.9 million and $99.4 million were recognized in the third quarter and first nine months of 2010, respectively, compared with $2.4 million and $15.1 million in the corresponding periods of 2009.

Acquisition-Related Costs

        As described above under "Biovail Merger with Valeant — Acquisition-Related Costs", in the third quarter and first nine months of 2010, Biovail incurred $28.0 million and $35.6 million, respectively, of Merger-related transaction costs. In the third quarter of 2009, Biovail incurred transaction costs of $5.6 million in connection with the tetrabenazine acquisition.

Legal Settlements

        In the third quarter of 2010, we recorded a $38.5 million charge in connection with the agreements or agreements in principle to settle certain Biovail legacy litigation matters.

Non-Operating Income (Expense)

        The following table displays the dollar amounts of each non-operating income or expense category in the third quarters and first nine months of 2010 and 2009; and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended September 30				Nine Months Ended September 30
	2010	2009	Change		2010	2009	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	126	238	(112)	(47)	548	823	(275)	(33)
Interest expense	(11,218)	(10,998)	(220)	2	(30,997)	(14,850)	(16,147)	109
Write-down of deferred financing costs	(5,774)	—	(5,774)	NM	(5,774)	(537)	(5,237)	975
Foreign exchange gain	301	197	104	53	345	918	(573)	(62)
Loss on auction rate securities	(5,005)	(385)	(4,620)	NM	(5,552)	(4,709)	(843)	18
Gain on auction rate security settlement	—	—	—	—	—	22,000	(22,000)	(100)
Gain on disposal of investments	—	466	(466)	(100)	—	804	(804)	(100)

Total non-operating expense	(21,570)	(10,482)	(11,088)	106	(41,430)	4,449	(45,879)	NM

NM — Not meaningful

Interest Expense

        Interest expense for the third quarter and first nine months of 2010 includes $1.7 million of interest on assumed long-term debt of Valeant. In addition, interest expense includes the non-cash amortization of debt discounts on the 5.375% Convertible Notes and the Cambridge obligation and the non-cash amortization of deferred financing costs on the 5.375% Convertible Notes and Biovail's former credit facility of $3.8 million and $12.1 million, in the aggregate, in the third quarter and first nine months of 2010, respectively, compared with $3.9 million and $5.0 million, in the aggregate, in the corresponding periods of 2009.

Loss on Auction Rate Securities

        In August 2010, Biovail disposed of its entire portfolio of auction rate securities for cash proceeds of $1.4 million and recorded losses related to other-than-temporary declines in the estimated fair value these securities of $5.0 million and $5.6 million in the third quarter and first nine months of 2010, respectively, compared with $0.4 million and $4.7 million in the corresponding periods of 2009.

Gain on Auction Rate Security Settlement

        In May 2009, Biovail received $22.0 million to settle an arbitration with the investment bank that invested its assets in auction rate securities.

Provision for Income Taxes

        The following table displays the dollar amounts of the current and deferred provisions for income taxes in the third quarters and first nine months of 2010 and 2009; and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended September 30				Nine Months Ended September 30
	2010	2009	Change		2010	2009	Change
($ in 000s)]	$	$	$	%	$	$	$	%
Current income tax expense	500	3,700	(3,200)	(86)	10,000	11,500	(1,500)	(13)
Deferred income tax expense	59,500	3,800	55,700	NM	64,500	12,000	52,500	438

Total provision for income taxes	60,000	7,500	52,500	700	74,500	23,500	51,000	217

NM — Not meaningful

        In the third quarter of 2010, our effective tax rate was impacted by (i) the recording of a valuation allowance against a portion of the net deferred tax asset in respect of our U.S. tax loss carryforwards; (ii) the addition of Valeant's fourth quarter forecasted taxable income and associated tax expense at Valeant's higher effective tax rate to Biovail's annualized effective tax rate to be applied against our current quarter income; (iii) the non-deductible portion of the acquisition-related costs related to the Merger; and (iv) provisions for legal settlements in jurisdictions with lower statutory rates than those that apply in Canada, or where a full valuation allowance is recorded against tax loss carryforwards. The Merger resulted in tax loss carryforwards of Biovail's U.S. group becoming subject to the ownership change limitations of the U.S. Internal Revenue Code and similar state legislation. As of September 30, 2010, we concluded that it is not more likely than not that we will be able to utilize the full amount of our U.S. tax loss carryforwards and recorded a valuation allowance in the amount of $48.0 million against the related deferred tax asset.

        In the first nine months of 2010, our effective tax rate was impacted by (i) the recording of a valuation allowance against a portion of the net deferred tax asset in respect of our U.S. tax loss carryforwards; (ii) the effect of including Valeant's forecast taxable income for the balance of the year and the income tax provision on that income at Valeant's higher effective tax rate; (iii) the non-deductible portion of the acquisition-related costs related to the Merger; (iv) the non-deductible portion of the IPR&D charges associated with the istradefylline, AMPAKINE®, and Staccato® loxapine acquisitions (as described above under "Biovail Pre-Merger 2010 Business Development") recognized in a jurisdiction with lower statutory tax rates than those that apply in Canada; and (v) the provision for a legal settlement in a jurisdiction with lower statutory rates than those that apply in Canada.

        In the third quarter and first nine months of 2009, Biovail's effective tax rate was impacted by the non-deductible portion of an IPR&D charge associated with the acquisition of the U.S. and Canadian rights to develop, manufacture and commercialize pimavanserin, which was recognized in a jurisdiction with lower statutory tax rates than those that apply in Canada.

SUMMARY OF QUARTERLY RESULTS

        The following table displays a summary of our quarterly results of operations and operating cash flows for each of the eight most recently completed quarters:

	2010			2009				2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
($ in 000s, except per share data)	$	$	$	$	$	$	$	$
Revenue	208,267	238,771	219,635	241,053	212,523	193,535	173,319	181,496
Expenses	334,579	189,959	203,268	182,405	154,179	182,988	119,704	144,617

Operating income (loss)	(126,312)	48,812	16,367	58,648	58,344	10,547	53,615	36,879

Net income (loss)	(207,882)	33,969	(3,150)	73,000	40,362	24,090	39,003	120,380

Basic and diluted earnings (loss) per share	(1.27)	0.21	(0.02)	0.46	0.25	0.15	0.25	0.76

Net cash provided by operating activities	110,924	108,913	44,753	127,647	89,197	97,081	46,972	106,963

        The following table displays the specific items identified by management that impacted net income in each of the eight most recently completed quarters and the impact of these items in the aggregate on diluted EPS. As described above under "Selected Financial Information — Specific Items Impacting Net Income", management believes the identification of these items enhances an analysis of our financial performance when comparing operating results between periods; however, excluding some or all of these items should not be viewed as a substitute for net income under U.S. GAAP.

	2010			2009				2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
($ in 000s, except per share data; Income (Expense))	$	$	$	$	$	$	$	$
Restructuring and other costs	(95,916)	(2,881)	(613)	(3,937)	(2,413)	(11,367)	(1,348)	(10,855)
Decrease (increase) in valuation allowance on deferred tax assets(1)	(48,000)	—	—	26,000	—	—	—	90,000
Legal settlements	(38,500)	—	—	(5,950)	—	—	(241)	(5,917)
Acquisition-related costs	(28,037)	(7,577)	—	—	—	(5,596)	—	—
Share-based compensation expense related to vested and partially vested Valeant stock options and RSUs(2)	(20,909)	—	—	—	—	—	—	—
Write-down of deferred financing costs	(5,774)	—	—	—	—	(537)	—	—
Losses on auction rate and equity securities	(5,005)	(392)	(155)	(501)	(385)	(1,617)	(2,707)	(4,541)
SEC/OSC independent consultant and related costs(3)	(680)	(150)	(631)	(83)	169	(1,546)	(1,427)	—
IPR&D(4)	—	(10,242)	(51,003)	(20,814)	(8,126)	(30,414)	—	—
Loss on sale and leaseback of assets	—	—	—	(10,968)	—	—	—	—
Proxy contest costs(3)	—	—	—	—	(399)	(629)	—	(50)
Gain (loss) on disposal of investments	—	—	—	—	466	344	(6)	(1,083)
Gain on auction rate security settlement	—	—	—	—	—	22,000	—	—
Management succession costs(3)	—	—	—	—	—	—	—	(1,362)

Total	(242,821)	(21,242)	(52,402)	(16,253)	(10,688)	(29,362)	(5,729)	66,192

Diluted EPS impact	(1.40)	(0.13)	(0.33)	(0.10)	(0.07)	(0.19)	(0.04)	0.42

(1)
Included in provision for income taxes.

(2)
Allocated to cost of goods sold ($0.4 million), research and development expenses ($0.4 million), and selling general and adminstrative expenses ($20.1 million).

(3)
Included in selling, general and administrative expenses.

(4)
Included in research and development expenses.

        In addition to the above noted items, we recorded an adjustment of $12.0 million to the provision for income taxes in the third quarter of 2010, to reflect the impact of the increase in Biovail's annualized effective tax rate as a result of the Merger (as described above under "Results of Operations — Income Taxes").

Third quarter of 2010 Compared To Second Quarter of 2010

Results of Operations

        Total revenue declined $30.5 million, or 13%, to $208.3 million in the third quarter of 2010, compared with $238.8 million in the second quarter of 2010, mainly due to lower sales of Generic products (as a result of the inclusion of the rebate charge) and Zovirax® (due to reduced wholesaler inventory levels, in advance of a planned introduction of a new product presentation), partially offset by higher generic Tiazac® product sales.

        Net income declined $241.9 million to a net loss of $207.9 million in the third quarter of 2010, compared with net income of $34.0 million in the second quarter of 2010, primarily due to:

  •
  the inclusion of $95.0 million of restructuring charges in the third quarter of 2010, in connection with Merger-related cost-rationalization and integration initiatives;

  •
  the recognition of the $48.0 million valuation allowance against a portion of U.S. operating loss carryforwards in the third quarter of 2010;

  •
  the inclusion of a $38.5 million legal settlement charge in the third quarter of 2010, in connection with the agreements or agreements in principle to settle certain Biovail legacy litigation matters;

  •
  the inclusion of $28.0 million of Merger-related transaction costs in the third quarter of 2010;

  •
  a lower contribution from product sales of $28.2 million, mainly related to the impact of the rebate charge on Generic product sales and lower sales of Zovirax® in anticipation of the change in presentation;

  •
  the inclusion of $20.9 million of share-based compensation expense at the Merger Date, related to vested Valeant stock options and RSUs converted into Biovail awards; and

  •
  the adjustment of $12.0 million to the provision for income taxes in the third quarter of 2010, to reflect the impact of the increase in our annualized effective tax rate as a result of the Merger.

        Those factors were partially offset by:

  •
  a decrease of $23.0 million in research and development expenses, reflecting lower program spending in the third quarter of 2010 and the inclusion of the IPR&D charge related to the istradefylline acquisition and termination costs associated with the BVF-324 program in the second quarter of 2010.

Cash Flows

        Net cash provided by operating activities increased $2.0 million, or 2%, to $110.9 million in the third quarter of 2010, compared with $108.9 million in the second quarter of 2010, primarily due to:

  •
  an increase of $68.5 million related to the change in accounts payable and accrued liabilities, mainly due to the additions of the Merger-related transaction costs and restructuring charges; and

  •
  an increase of $29.4 million related to the change in accounts receivable, reflecting lower product sales in the third quarter of 2010, compared with the second quarter of 2010, and the timing of receipts in the normal course of business.

  Those factors were partially offset by:

  •
  a decrease in income from operations before changes in operating assets and liabilities of $76.1 million, mainly due to:

  •
  the inclusion of $49.3 million of Merger-related restructuring charges, excluding non-cash share-based compensation;

  •
  the decreased contribution from product sales of $28.2 million in the third quarter of 2010, mainly related to the impact of the rebate charge on Generic product sales and lower sales of Zovirax® in anticipation of the change in presentation; and

  •
  an increase of $20.5 million in Merger-related transaction costs in the third quarter of 2010.

    Those factors were partially offset by:

  •
  the decrease in spending on research and development programs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Financial Condition

        The following table displays a summary of our financial condition at September 30, 2010 and December 31, 2009:

	At September 30 2010	At December 31 2009	Change
($ in 000s; Asset (Liability))	$	$	$	%
Working capital(1)	454,526	93,734	360,792	385
Long-lived assets(2)	9,714,704	1,539,364	8,175,340	531
Long-term debt, including current portion	(3,235,550)	(326,085)	(2,909,465)	892
Shareholders' equity	(5,349,664)	(1,354,372)	(3,995,292)	295

(1)
Total current assets less total current liabilities.

(2)
Property, plant and equipment, intangible assets, and goodwill.

Working Capital

        Working capital increased $360.8 million, or 385%, to $454.5 million at September 30, 2010, compared with $93.7 million at December 31, 2009, primarily due to:

  •
  a net increase in cash and cash equivalents of $478.2 million, which primarily reflected the following sources of cash:

  •
  $309.0 million in net cash acquired on the acquisition of Valeant;

  •
  $264.6 million in operating cash flows;

  •
  net proceeds of $14.9 million on the sale of CRD and Biovail's Dorado, Puerto Rico manufacturing facility; and

  •
  $7.3 million in proceeds from stock option exercises.

    Partially offset by the following uses of cash:

  •
  $61.2 million paid, in the aggregate, in respect of the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions;

  •
  $43.6 million paid in dividends; and

  •
  $12.5 million paid on account of the Cambridge obligation.

        Those factors were partially offset by:

  •
  an increase of $51.7 million in Biovail accrued liabilities, mainly due to the additions of the Merger-related transaction costs and Merger-related restructuring charges;

  •
  an increase of $32.5 million in Biovail accrued legal settlements, in connection with the settlement of certain legacy litigation matters in the third quarter of 2010;

  •
  a decrease of $23.7 million in Biovail accounts receivable, reflecting lower product sales in the third quarter of 2010, compared with the fourth quarter of 2009, and the timing of receipts in the normal course of business.

Long-Lived Assets

        Long-lived assets increased $8,175.3 million, or 531%, to $9,714.7 million at September 30, 2010, compared with $1,539.4 million at December 31, 2009, primarily due to:

  •
  the inclusion of the acquired long-lived tangible and intangible assets and goodwill of Valeant of $8,292.7 million in the aggregate (as described above under "Biovail Merger with Valeant"); and

  •
  additions to Biovail property, plant and equipment of $15.0 million, primarily incurred at our Steinbach manufacturing facility in connection with the transfer of certain manufacturing and packaging processes from our Puerto Rico manufacturing facilities.

        Those factors were partially offset by:

  •
  the depreciation of plant and equipment and amortization of intangible assets of $122.6 million in the aggregate.

Long-term Debt

        Long-term debt (including the current portion) increased $2,909.5 million, or 892%, to $3,235.6 million at September 30, 2010, compared with $326.1 million at December 31, 2009, primarily due to:

  •
  the inclusion of the long-term debt of Valeant of $2,913.6 million (as described above under "Biovail Merger with Valeant"); and

  •
  the amortization of debt discounts on the 5.375% Convertible Notes and the Cambridge obligation.

        Those factors were partially offset by:

  •
  the payment of $12.5 million made on account of the Cambridge obligation in June 2010.

Shareholders' Equity

        Shareholders' equity increased $3,995.3 million, or 295%, to $5,349.7 million at September 30, 2010, compared with $1,354.4 million at December 31, 2009, primarily due to:

  •
  the issuance of equity of $3,880.3 million to finance the acquisition of Valeant and the value assigned to the equity component of the assumed 4.0% Convertible Notes of Valeant of $254.0 million (as described above under "Biovail Merger with Valeant").

        That factor was partially offset by:

  •
  the net loss of $177.1 million (including $71.8 million of share-based compensation recorded in additional paid-in capital); and

  •
  Biovail cash dividends declared and dividend equivalents on Biovail RSUs of $44.7 million in the aggregate.

Cash Flows

        The following table displays cash flow information for the third quarters and first nine months of 2010 and 2009:

	Three Months Ended September 30				Nine Months Ended September 30
	2010	2009	Change		2010	2009	Change
($ in 000s)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	110,924	89,197	21,727	24	264,590	233,250	31,340	13
Net cash provided by (used in) investing activities	315,367	(4,514)	319,881	NM	262,135	(748,309)	1,010,444	(135)
Net cash provided by (used in) financing activities	(10,590)	(89,214)	78,624	(88)	(48,794)	245,475	(294,269)	(120)
Effect of exchange rate changes on cash and cash equivalents	387	1,019	(632)	(62)	260	1,443	(1,183)	(82)

Net increase (decrease) in cash and cash equivalents	416,088	(3,512)	419,600	NM	478,191	(268,141)	746,332	(278)
Cash and cash equivalents, beginning of period	176,566	52,918	123,648	234	114,463	317,547	(203,084)	(64)

Cash and cash equivalents, end of period	592,654	49,406	543,248	1,100	592,654	49,406	543,248	1,100

NM — Not meaningful

Operating Activities

        Net cash provided by operating activities increased $21.7 million, or 24%, to $110.9 million in the third quarter of 2010, compared with $89.2 million in the third quarter of 2009, attributable to the net effect of the following factors:

  •
  an increase related to the change in operating assets and liabilities of $81.6 million, or 437%, to cash provided of $100.3 million in the third quarter of 2010, compared with $18.7 million in the third quarter of 2009, primarily due to:

  •
  an increase of $60.3 million related to the change in accounts payable and accrued liabilities, mainly due to the additions of the Merger-related transaction costs and restructuring charges; and

  •
  an increase of $19.9 million related to the change in accounts receivable, reflecting lower product sales in the third quarter of 2010 and the timing of receipts in the normal course of business.

  •
  a decrease in income from operations before changes in operating assets and liabilities of $59.9 million, or 85%, to cash provided of $10.6 million in the third quarter of 2010, compared with $70.5 million in the third quarter of 2009, primarily due to:

  •
  the inclusion of $49.3 million of Merger-related restructuring charges, excluding non-cash share-based compensation;

  •
  the inclusion of $28.0 million of Merger-related transaction costs; and

  •
  the decreased contribution from product sales of $14.4 million in the third quarter of 2010, mainly related to the rebate charge on sales of Generic products, the reduction in Ultram® ER product sales due to generic competition, and an increased supply price for Zovirax® inventory. Those factors were partially offset by increased Xenazine®, generic Tiazac® and generic Cardizem® CD product sales, and reduced costs and improved capacity utilization of our manufacturing operations.

    Those factors were partially offset by:

  •
  a legal settlement payment of $24.6 million in the third quarter of 2009, related to legacy Biovail litigation matters.

        Net cash provided by operating activities increased $31.3 million, or 13%, to $264.6 million in the first nine months of 2010, compared with $233.3 million in the first nine months of 2009, attributable to the net effect of the following factors:

  •
  an increase related to the change in operating assets and liabilities of $78.6 million to cash provided of $80.5 million in the first nine months of 2010, compared with $1.8 million in the first nine months of 2009, primarily due to:

  •
  an increase of $30.9 million related to the change in accounts receivable, reflecting lower product sales in the third quarter of 2010, compared to the third quarter of 2009, and the timing of receipts in the normal course of business; and

  •
  an increase of $31.4 million related to the change in accounts payable and accrued liabilities, mainly due to the additions of the Merger-related transaction costs and restructuring charges.

  •
  a decrease in income from operations before changes in operating assets and liabilities of $47.3 million, or 20%, to $184.1 million in the first nine months of 2010, compared with $231.4 million in the first nine months of 2009, primarily due to:

  •
  the inclusion of $49.3 million of Merger-related restructuring charges, excluding non-cash share-based compensation;

  •
  the inclusion of $35.6 million of Merger-related transaction costs; and

  •
  a decrease of $22.0 million related to the gain realized on the auction rate security settlement in the second quarter of 2009.

    Those factors were partially offset by:

  •
  an increased contribution from product sales of $47.9 million, mainly related to the incremental revenue from Wellbutrin XL ®, reflecting the May 2009 acquisition of the full U.S. commercialization rights, Xenazine®, generic Tiazac® and generic Cardizem® CD products (partially offset by lower Ultram® ER and Cardizem® LA product sales), and reduced costs and improved capacity utilization of our manufacturing operations; and

  •
  the legal settlement payment, related to legacy Biovail litigation matters, of $24.6 million in the third quarter of 2009.

Investing Activities

        Net cash provided by investing activities increased $319.9 million to $315.4 million in the third quarter of 2010, compared with cash used of $4.5 million in the third quarter of 2009, primarily due to net cash acquired on the acquisition of Valeant of $309.0 million.

        Net cash provided by investing activities increased $1,010.4 million to $262.1 million in the first nine months of 2010, compared with cash used of $748.3 million in the first nine months of 2009, primarily due to:

  •
  an increase of $749.0 million, in the aggregate, related to the Wellbutrin XL®, tetrabenazine, pimavanserin and fipamezole acquisitions in the first nine months of 2009; and

  •
  the $309.0 million of net cash acquired on the acquisition of Valeant.

        Those factors were partially offset by:

  •
  a decrease of $61.2 million related to the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions in the first nine months of 2010.

Financing Activities

        Net cash used in financing activities declined $78.6 million, or 88%, to $10.6 million in the third quarter of 2010, compared with $89.2 million in the third quarter of 2009, primarily due to repayments of $75.0 million made under the former credit facility of Biovail in the first nine months of 2009.

        Net cash used in financing activities increased $294.3 million to $48.8 million in the first nine months of 2010, compared with cash provided of $245.5 million in the first nine months of 2009, primarily due to:

  •
  an increase of $350.0 million related to the issuance of the 5.375% Convertible Notes by Biovail in the second quarter of 2009;

  •
  an increase of $55.0 million related to net borrowings under the former credit facility of Biovail in the first nine months of 2009; and

  •
  an increase of $12.5 million related to the payment made on account of the Cambridge obligation in the second quarter of 2010.

        Those factors were partially offset by:

  •
  a decrease of $89.3 million related to cash dividends paid, reflecting the impact of a reduction in Biovail's quarterly cash dividend policy from $0.375 per share to $0.09 per share effective the second quarter of 2009; and

  •
  a decrease of $26.3 million related to deferred financing costs incurred in the second quarter of 2009, in connection with the issuance of the 5.375% Convertible Notes and the establishment of Biovail's former credit facility.

Net Financial Assets (Liabilities)

	At September 30 2010	At December 31 2009	Change
($ in 000s; Asset (Liability))	$	$	$	%
Financial Assets
Cash and cash equivalents	592,654	114,463	478,191	418
Marketable securities	9,236	21,082	(11,846)	(56)

Total financial assets	601,890	135,545	466,345	344

Financial Liabilities
Term Loan A Facility	(1,000,000)	—	(1,000,000)	NM
Term Loan B Facility	(500,000)	—	(500,000)	NM
6.75% Senior Notes	(497,500)	—	(497,500)	NM
7.00% Senior Notes	(695,625)	—	(695,625)	NM
5.375% Convertible Notes	(305,346)	(298,285)	(7,061)	2
4.0% Convertible Notes	(220,489)	—	(220,489)	NM
Cambridge obligation	(16,590)	(27,800)	11,210	(40)

Total financial liabilities	(3,235,550)	(326,085)	(2,909,465)	892

Net financial liabilities	(2,633,660)	(190,540)	(2,443,120)	NM

NM — Not meaningful

        Historically, our primary sources of liquidity have been our cash flow from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations, funds available under the Credit Agreement (as defined below), supplemented with additional debt issuances as needed, will be sufficient to meet our liquidity needs, based on our current expectations. We have no material commitments for capital expenditures.

        Our short-term debt maturities consist of $105.0 million outstanding principal amount under the Credit Agreement, due in quarterly installments of $26.3 million commencing December 31, 2010. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.

        Part of our business strategy is to expand through strategic acquisitions which may require us to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes.

        On September 27, 2010, Valeant and certain of its subsidiaries entered into the Credit and Guaranty Agreement (the "Credit Agreement"), which consists of (1) a four-and-one half-year non-amortizing $125 million Revolving Credit Facility, which will include a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans, (2) a five-year amortizing $1.0 billion Term Loan A Facility, and (3) a six-year amortizing $1.625 billion Term Loan B Facility, consisting of a $1.5 billion "initial draw" and a $125.0 million "delayed draw" (together the "Credit Facilities"). We may use the loans under the "delayed draw" Term Loan B Facility, together with cash of hand, for the payment of the post-Merger special dividend of $1.00 per share that will be payable on December 22, 2010 (as described below under "Post-Merger Special Dividend"). On September 28, 2010, we and certain of our subsidiaries (other than Valeant and its subsidiaries) entered into Counterpart Agreements to the Credit Agreement, each in substantially the same form.

        On September 28, 2010, Valeant issued $500.0 million aggregate principal amount of 6.75% Senior Notes and $700.0 million aggregate principal amount of 7.00% Senior Notes. The Senior Notes are the senior unsecured obligations of Valeant and are jointly and severally guaranteed by us and certain of our subsidiaries (other than Valeant), that are guarantors under the Credit Facilities. Certain of the future domestic subsidiaries of Valeant and certain of our future subsidiaries may be required to guarantee the Senior Notes. A portion of the proceeds of the Senior Notes offering was used to repay $1.0 billion of the Term Loan B Facility and the remaining portion will be used for general corporate purposes.

Post-Merger Special Dividend

        On November 4, 2010, our board of directors declared a special dividend of $1.00 (the "post-merger special dividend") per common share, no par value. Shareholders of record as of the close of business on November 15, 2010 (the "record date") will be entitled to receive the post-merger special dividend on December 22, 2010. In connection with the post-merger special dividend, we have established a special dividend reinvestment plan (the "special dividend reinvestment plan") under which eligible shareholders of record as of the record date may elect to reinvest the post-merger special dividend (net of any applicable withholding tax) in additional common shares of the Company.

        This Form 10-Q does not and will not constitute an offer to sell or the solicitation of an offer to buy common shares of the Company. We intend to file a registration statement (including a prospectus) with the SEC to register the common shares of the Company that will be offered pursuant to the special dividend reinvestment plan. You may also obtain these documents, free of charge, from the Company's website (www.valeant.com) under the tab "Investor Relations" and then under the heading "SEC Filings", or by directing a request to the Company, 7150 Mississauga Road, Mississauga, Ontario, Canada, L5N 8M5, Attention: Investor Relations. Information related to the special dividend reinvestment plan is being provided pursuant to and in accordance with Rule 135 under the Securities Act.

Securities Repurchase Program

        Our board of directors has approved a securities repurchase program (the "securities repurchase program"), pursuant to which we may make purchases of our common shares, 5.375% and 4.0% Convertible Notes and/or Senior Notes up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law.

        In connection with the securities repurchase program, the board of directors also approved a sub-limit of up to 16,000,000 common shares, representing approximately 10% of the Company's public float, to be purchased for cancellation under a normal course issuer bid through the facilities of the NYSE and Toronto Stock Exchange ("TSX"), subject to completion of the appropriate filings and receipt of applicable approvals.

Biovail Share Repurchase Program

        On August 5, 2009, Biovail's board of directors approved the purchase of up to 15,800,000 of its common shares on the open market under a share repurchase program, or normal course issuer bid, subject to a maximum of $75.0 million of common shares being repurchased during any fiscal year pursuant to a covenant in Biovail's former credit facility (unless such condition was waived or varied by the lenders). The share repurchase program terminated on August 11, 2010. Biovail did not repurchase any of its common shares under this program.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

        The following table summarizes expected principal and interest payments on long-term debt as of September 30, 2010:

	Payments Due by Period
	Total	2010	2011 and 2012	2013 and 2014	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt(1)	4,438,177	37,341	620,690	1,353,104	2,427,042

(1)
Expected interest payments assume repayment of the principal amount of the related debt obligations at maturity. Principal and interest payments on the Credit Facilities are calculated based on outstanding borrowings at September 30, 2010, using the effective interest rate on the facilities at that date.

        We have also assumed lease and purchase obligations of Valeant that individually and in the aggregate are not expected to have a material future effect on our liquidity or capital resources.

        We acquire and collaborate on products still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the products in development. As described above under "Synergies and Cost Savings — Biovail Research and Development Pipeline Rationalization", we have determined not to continue a number of Biovail's specialty CNS programs, and have provided notices of termination to, or entered into termination agreements with, the counterparty to each of the related agreements. As a result, we will not be required to make the previously identified contingent milestone or royalty payments under those agreements. As described above under "Biovail Pre-Merger 2010 Business Development", we may be required to make milestone payments of up to $55.0 million in the aggregate in connection with the istradefylline acquisition, contingent on the achievement of specific developmental, regulatory and commercial milestones. In addition, we may have to make royalty payments based on net commercial sales of products containing istradefylline.

        There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading "Off-Balance Sheet Arrangements and Contractual Obligations" in the annual MD&A contained in the Biovail 2009 Form 10-K.

OUTSTANDING SHARE DATA

        Our common shares are listed on the TSX and the NYSE under the ticker symbol "VRX".

        At November 2, 2010, we had 299,988,521 issued and outstanding common shares and 2,102,893 common shares issuable in connection with the Merger. In addition, we had 14,846,843 stock options and 2,535,336 time-based RSUs that each represent the right of a holder to receive one of the Company's common shares, and 1,211,833 performance-based RSUs that represent the right of a holder to receive up to 300% of the RSUs granted.

        Assuming full share settlement, 23,482,008 common shares are issuable upon the conversion of the 5.375% Convertible Notes (based on a current conversion rate of 67.09145 common shares per $1,000 principal amount of notes, subject to adjustment), and 17,118,286 common shares are issuable upon the conversion of the 4.0% Convertible Notes (based on a current conversion rate of 76.09483 common shares per $1,000 principal amount of notes, subject to adjustment); however, our intent and policy is to settle these notes using a net share settlement approach. Under the Valeant call options agreements assumed in connection with the Merger, the Company has the right but not the obligation to buy up to 15,218,960 of its common shares from the counterparties to these agreements, and the counterparties have the right but not the obligation to buy from the Company up to 18,937,405 common shares.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our business and financial results are affected by fluctuations in world financial markets, including the impacts of foreign currency exchange rate and interest rate movements. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management's judgment of the appropriate trade-off between risk, opportunity and cost. We use derivative financial instruments from time to time as a risk management tool and not for trading or speculative purposes. Currently, we do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk.

Foreign Currency Risk

        Historically, a majority of Biovail's revenue and expense activities and capital expenditures were denominated in U.S. dollars. Biovail also faced foreign currency exposure on the translation of its operations in Canada from Canadian dollars to U.S. dollars. Effective with the Merger, we have additional foreign currency exposure related to the Polish zloty (and other Eastern European currencies), the Mexican peso, the Brazilian real and the Australian dollar. Where possible, we manage foreign currency risk by managing same currency assets in relation to same currency liabilities, and same currency revenue in relation to same currency expenses.

Interest Rate Risk

        We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. The primary objective of our policy for the investment of temporary cash surpluses is the protection of principal, and accordingly, we generally invest in investment-grade debt securities with varying maturities, but typically less than one year. As it is our intent and policy to hold these investments until maturity, we do not have a material exposure to interest rate risk.

        We had $1.775 billion and $1.5 billion principal amount of fixed rate debt and variable rate debt, respectively, as of September 30, 2010 that required U.S. dollar repayment. The estimated fair value of our fixed rate debt at September 30, 2010 was $2.259 billion. If interest rates were to increase or decrease by 100 basis-points the fair value of our long-term debt would increase or decrease by approximately $109 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points change in interest rates would have an annualized pre-tax effect of approximately $10 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

        To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiaries located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. dollar.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our consolidated financial statements, and which require management's most subjective and complex judgment due to the need to select policies from among alternatives available and make estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed under the heading "Critical Accounting Policies and Estimates" in the annual MD&A contained in the Biovail 2009 Form 10-K.

RECENT ACCOUNTING GUIDANCE

Adoption of New Accounting Guidance

        Effective January 1, 2010, Biovail adopted the following new accounting guidance:

  •
  Authoritative guidance requiring additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This guidance also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As the guidance only requires new disclosures, the adoption of this guidance did not impact Biovail's financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this guidance will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis.

  •
  Authoritative guidance for determining whether an entity is a variable interest entity ("VIE"). Under this guidance, an enterprise has a controlling financial interest when it has the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Upon adoption of this guidance, Biovail determined that none of its existing collaboration and license arrangements with other entities for various products under development represented arrangements with VIEs. Accordingly, the adoption of this guidance did not have any impact on our Consolidated Financial Statements.

Recently Issued Accounting Guidance, Not Adopted as of September 30, 2010

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

Item 4.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010. In the period leading up to the Merger, there were no changes to either Biovail's or Valeant's internal controls over financial reporting that were reasonably likely to have a material effect. For the post-Merger period, management has maintained the operational integrity of each company's internal controls over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        For information concerning legal proceedings, reference is made to note 14 to the condensed consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

        The Company has reviewed and updated its risk factors as previously disclosed in the Biovail 2009 Form 10-K. Below are the updated risk factors set forth in their entirety.

        The Company's business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and the Biovail 2009 Annual Report, including those risks set forth under the heading entitled "Forward-Looking Statements", and in other documents that the Company files with the SEC and the CSA, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company's business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the market value of the Company's securities could decline, and you could lose all or part of your investment in the Company's securities.

We operate in an extremely competitive industry. If competitors develop more effective or less costly drugs for our target indications, our business could be seriously harmed.

        Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. Many of our competitors spend significantly more on research and development related activities than we do. Others may succeed in developing products that are more effective than those currently marketed or proposed for development by us. Progress by other researchers in areas similar to those being explored by us may result in further competitive challenges. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products. They may also establish exclusive collaborative or licensing relationships with our competitors.

The failure to integrate successfully the businesses of Valeant and Biovail in the expected time frame could adversely affect the Company's future results.

        The success of the Merger will depend, in large part, on the ability of the Company to realize the anticipated benefits, including cost savings, from combining the businesses of Valeant and Biovail. To realize these anticipated benefits, the businesses of Valeant and Biovail must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the Company not achieving the anticipated benefits of the Merger.

        Potential difficulties that may be encountered in the integration process include the following:

  •
  integrating the research and development, manufacturing, distribution, marketing and promotion activities and financial and information technology systems of Valeant and Biovail;

  •
  challenges and difficulties associated with managing the larger, more complex, combined business;

  •
  conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;

  •
  integrating personnel from the two companies while maintaining focus on developing, producing and delivering consistent, high quality products;

  •
  consolidating corporate and administrative infrastructures;

  •
  consolidating sales and marketing operations;

  •
  retaining existing customers and attracting new customers;

  •
  identifying and eliminating redundant and underperforming operations and assets;

  •
  coordinating geographically dispersed organizations;

  •
  managing inefficiencies associated with integrating the operations of the Company;

  •
  potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger;

  •
  performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by completing the Merger and integrating the companies' operations;

  •
  complying with the terms of the corporate integrity agreement dated September 11, 2009, between the Office of Inspector General of the Department of Health and Human Services and Biovail (the "CIA");

  •
  the ability of the Company to deliver on its strategy going forward; and

  •
  making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder and National Instrument 52-107 Certification of Disclosure in Issuers' Annual Report and Interim Filings.

The Company's future results will suffer if it does not effectively manage its expanded operations following the Merger.

        The size of the Company's business will be dramatically larger than the size of each of Valeant's and Biovail's businesses prior to the Merger. The combined future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that the Company will be successful or that the Company will realize the expected operating efficiencies, synergies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

The Company's effective tax rates may increase.

        The Company has operations in various countries that have differing tax laws and rates. A significant portion of the Company's revenue and income is earned in Barbados, a country with a low domestic tax rate. Dividends from such after-tax business income are received tax-free in Canada. The Company's tax structure is supported by current domestic tax laws in the countries in which the Company operates and the application of tax treaties between the various countries in which the Company operates. The Company's income tax reporting will be, and the historic tax reporting of each of Valeant and Biovail is, subject to audit by domestic and foreign authorities. The Company's effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among the different jurisdictions in which it operates; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which it operates; changes in its eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate on all or a portion of the Company's income to a rate possibly exceeding the statutory income tax rate of Canada or the U.S.

        The Company's provision for income taxes is based on certain estimates and assumptions made by management. The Company's consolidated income tax rate is affected by the amount of net income earned in its various operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. The Company enters into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. The Company therefore makes estimates and judgments based on its knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to its business, in determining its consolidated tax provision. For example, certain countries could seek to tax a greater share of income than will be provided for by the Company. The final outcome of any audits of the Company by taxation authorities may differ from the estimates and assumptions the Company may use in determining its consolidated tax provisions and accruals. This could result in a material adverse effect on the Company's consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.

        The Company records a valuation allowance on deferred tax assets relating to a portion of the Company's Canadian and U.S. operating losses, Scientific Research and Experimental Development pool, investment tax credit carry-forward balances, provisions for legal settlements, and future tax depreciation. The Company has assumed that these deferred tax assets are more likely than not to remain unrealized by the Company.

        The Company's deferred tax liabilities, deferred tax assets and any related valuation allowances are affected by events and transactions arising in the ordinary course of business, acquisitions of assets and businesses, and non-recurring items. The assessment of the appropriate amount of a valuation allowance against the deferred tax assets is dependent upon several factors, including estimates of the realization of deferred income tax assets, which realization will be primarily based on forecasts of future taxable income. Significant judgment is applied to determine the appropriate amount of valuation allowance to record. Changes in the amount of any valuation allowance required could materially increase or decrease the Company's provision for income taxes in a given period.

The Company is expected to incur substantial expenses related to the Merger and the integration of Valeant and Biovail.

        The Company is expected to incur substantial expenses in connection with the Merger and the integration of Valeant and Biovail including certain restructuring actions that may be taken to achieve synergies. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, manufacturing, marketing and benefits. While the Company has assumed that a certain level of expenses will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. While management believes the estimated integration expense is reasonable, the amount of future integration expense is not certain and could result in the Company taking significant charges against earnings in future periods.

If goodwill or other intangible assets that the Company records in connection with the Merger become impaired, the Company could have to take significant charges against earnings.

        In connection with the accounting for the Merger, the Company recorded a significant amount of goodwill and other intangible assets. Under U.S. GAAP, the Company must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect the Company's results of operations and shareholders' equity in future periods.

The Company has incurred significant indebtedness in connection with the Merger, which indebtedness may restrict the manner in which the Company conducts business and limit the Company's ability to implement elements of its growth strategy.

        The Company has incurred significant indebtedness in connection with the Merger, which indebtedness may restrict the manner in which the Company conducts business and limit the Company's ability to implement elements of its growth strategy. As a result of the transactions entered into in connection with Merger, we have approximately $3.2 billion of indebtedness outstanding. We may also incur additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, including the Credit Facilities and the Senior Notes, which would increase our total debt.

        The potential significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

  •
  limitations on our ability to obtain additional debt or equity financing;

  •
  instances in which we are unable to meet the financial covenants contained in our debt agreements or to generate cash sufficient to make required debt payments, which circumstances would have the potential of resulting in the acceleration of the maturity of some or all of our outstanding indebtedness;

  •
  the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs and capital expenditures that could improve our competitive position and results of operations;

  •
  requiring us to sell debt or equity securities or to sell some of our core assets (subject to certain restrictions under our existing indebtedness, including the Credit Facilities and the Senior Notes), possibly on unfavorable terms, to meet payment obligations;

  •
  the possibility that the issuance of a significant number of our common shares upon conversion of the 5.375% Convertible Notes or the 4.0% Convertible Notes, or the perception of such issuance, could depress the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities;

  •
  compromising our flexibility to plan for, or react to, competitive challenges in our business and the pharmaceutical industry;

  •
  the possibility that we are put at a competitive disadvantage relative to competitors that do not have as much debt as us, and competitors that may be in a more favorable position to access additional capital resources; and

  •
  limitations on our ability to execute business development activities to support our strategies.

The Company must continue to retain, motivate and recruit executives and other key employees, and failure to do so could negatively affect the Combined Company.

        For the Merger to be successful, the Company must continue to retain, motivate and recruit executives and other key employees. Experienced employees in the pharmaceutical industry are in high demand and competition for their talents can be intense. A failure by the Company to retain and motivate executives and other key employees could have an adverse impact on the Company's business.

To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

        Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make payments on our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms would have an adverse effect, which could be material, on our business, financial position, results of operations and cash flows.

        Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Certain non-guarantor subsidiaries include non-U.S. subsidiaries that may be prohibited by law or other regulations from distributing funds to us. In addition, we may be subject to payment of repatriation taxes and withholdings. In the event that we do not receive distributions from our subsidiaries or receive cash via cash repatriation strategies for services rendered and intellectual property, we may be unable to make required principal and interest payments on our indebtedness.

We may be unable to identify, acquire and integrate acquisition targets successfully.

        Part of our business strategy includes acquiring and integrating complementary businesses, products, technologies or other assets, and forming strategic alliances, joint ventures and other business combinations, to help drive future growth. Acquisitions or similar arrangements may be complex, time consuming and expensive. They may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or geographic markets, and expose our to additional liabilities associated with acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them.

        In addition, our acquisitions strategy may require us to use a significant portion of our available cash, obtain additional debt or contingent liabilities that may increase leverage, or issue additional equity that may dilute ownership of our shareholders. We may not be able to finance acquisitions on terms satisfactory to us.

        Finally, we may not consummate some negotiations for acquisitions or arrangements. Negotiations for acquisitions or arrangements that are not ultimately consummated could result in significant diversion of management time, as well as substantial out-of-pocket costs. Our competitors may have greater resources than us and therefore be better able to complete acquisitions or may cause the ultimate price we pay for acquisitions to increase.

        We cannot forecast the number, timing or size of future acquisitions or arrangements, or the effect that any such transactions might have on our operating or financial results. Any such acquisition or arrangement could disrupt our business and negatively impact our operating results and financial condition. Our failure to implement successfully our acquisition strategy would limit our potential growth and could have a material adverse effect on our business.

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.

        We conduct a significant portion of our business outside the U.S. We sell our pharmaceutical products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

        In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA"), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or "donut hole." The law also revises the definition of "average manufacturer price" for reporting purposes, effective October 1, 2010, which could increase the amount of our Medicaid drug rebates to states, once the provision is effective. Beginning in 2011, the new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

        The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

        The high cost of pharmaceuticals continues to generate substantial governmental interest. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future health care reform.

Our future revenue growth and profitability are dependent upon our ability to in-license or otherwise acquire new compounds or other commercially viable products and to further develop or enhance such products. Our failure to do so successfully could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

        Our future revenue growth and profitability are dependent upon our ability to in-license or otherwise acquire new compounds or other commercially viable products and to further develop or enhance such products. We are engaged in programs involving compounds which we may develop and/or commercialize ourselves, or with a partner or by a licensee. We may also participate in the development and/or commercialization of our partners' product candidates.

        Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees, successfully develop or commercialize new products, complete clinical trials, obtain regulatory approvals, or gain market acceptance for such products. Collaborating with partners and licensees requires the commitment of substantial effort and expense in seeking out, evaluating and negotiating collaboration or acquisition agreements, which expense we may incur without achieving our desired results and which effort involves inherent risks, including uncertainties due to matters that may affect the successful development or commercialization of in-licensed products, as well as the possibility of contractual disagreements with regard to terms such as patent rights, license scope or termination rights. Our existing arrangements with our partners and licensees contain, and future arrangements are likely to contain, various provisions, such as repayment upon termination rights, that, if exercised, could have a negative impact on efforts to commercialize the applicable products, or on our company in general. It may be necessary for us to enter into other arrangements with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such arrangements on terms favorable to us or at all.

If ezogabine/retigabine and other product candidates in development do not become approved and commercially successful products, our ability to generate future growth in revenue and earnings will be adversely affected.

        We focus our development activities on areas in which we have particular strengths. The outcome of any development program is highly uncertain. Products in clinical trials may fail to yield a commercial product, or a product may be approved by the FDA yet not be a commercial success. Success in preclinical and early stage clinical trials may not necessarily translate into success in large-scale clinical trials.

        In addition, we or a partner will need to obtain and maintain regulatory approval in order to market retigabine and other product candidates. Even if such products appear promising in large-scale Phase III clinical trials, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, changes in regulatory policy for product approval during the period of product development and FDA review of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market a product or onerous risk management programs, thereby reducing the size of the market that we would be able to address or our product may not be chosen by physicians for use by their patients. There is no guarantee that we will be able to satisfy the needed regulatory requirements, and we may not be able to generate significant revenue, if any, from retigabine and other product candidates.

Obtaining necessary government approvals is time consuming and not assured.

        FDA and the Canadian Therapeutic Products Directorate ("TPDA") approval must be obtained in the U.S. and Canada, respectively, and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA, TPD and other regulatory approval for new products and manufacturing processes can take a number of years and involves the expenditure of substantial resources. Numerous requirements must be satisfied, including preliminary testing programs on animals and subsequent clinical testing programs on humans, to establish product safety and efficacy. No assurance can be given that we will obtain approval in the U.S., Canada or any other country, of any application we may submit for the commercial sale of a new or existing drug or compound. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations, or that those drugs or compounds will be commercially successful.

        Furthermore, changes in existing regulations or adoption of new regulations could prevent or delay us from obtaining future regulatory approvals or jeopardize existing approvals, which could significantly increase our costs associated with obtaining approvals and negatively impact our market position.

        If we do not receive regulatory approval to sell our pipeline products, we will not be able to generate revenues in future periods for such products, which could have a material adverse effect on our business and results of operations and could cause the market value of our shares to decline.

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

        Even if we are able to obtain regulatory approvals for our new pharmaceutical products, generic or branded, the success of those products is dependent upon achieving and maintaining market acceptance. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. Levels of market acceptance for our new products could be impacted by several factors, many of which are not within our control, including but not limited to the:

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

Our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with U.S. and Canadian regulatory requirements and those in other territories where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions.

        Following initial regulatory approval of any drugs we or our partners may develop, we will be subject to continuing regulatory review by the FDA, the TPD and other regulatory authorities in territories where our products are marketed or intended to be marketed, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. This may include results from any post-marketing follow-up studies or other reporting required as a condition to approval. The manufacturing, labeling, packaging, storage, distribution, advertising, promotion, reporting and recordkeeping related to the product will also be subject to extensive ongoing regulatory requirements. In addition, incidents of adverse drug reactions ("ADRs"), unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

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

If we or our third-party manufacturers are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, the manufacture of our products could be interrupted.

        We manufacture and have contracted with third parties to manufacture some of our drug products, including products under the rights acquired from other pharmaceutical companies. Manufacturers are required to adhere to current good manufacturing ("cGMP") regulations enforced by the FDA, the TPD or the International Conference of Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use or similar regulations required by regulatory agencies in other countries. Compliance with cGMP requirements applies to both drug products seeking regulatory approval and to approved drug products. Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with cGMP or similar standards before approval for marketing.

        Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to develop and obtain approval for our products on a timely and competitive basis, if at all. Our failure or that of our contract manufacturers to comply with cGMP regulations or similar regulations outside of the U.S. can result in enforcement action by the FDA or its foreign counterparts, including, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution. In addition, delays or difficulties by us or with our contract manufacturers in producing, packaging, or distributing our products could adversely affect the sales of our current products or introduction of other products.

        In addition to regulatory compliance risks, our contract manufacturers in the U.S. and in other countries are subject to a wide range of business risks, such as seizure of assets by governmental authorities, natural disasters, and domestic and international economic conditions. Were we or any of our contract manufacturers not able to manufacture our products because of regulatory, business or any other reasons, the manufacture of our products would be interrupted. This could have a negative impact on our sales, financial condition and competitive position.

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

        Our portfolio of generic products is the subject of various agreements, pursuant to which we manufacture and sell generic products to other companies, which distribute such products in the U.S. and Canada at a supply price typically based on net sales. These companies make all distribution and pricing decisions independently of us. If the pricing or volume of such generic products declines, our revenues could be adversely impacted which could have a material adverse effect on our business and results of operations and could cause the market value of our common shares to decline.

Disruptions of delivery of our products and the routine flow of manufactured goods across the U.S. border could adversely impact our business, financial condition and results of operations and could cause the market value of our common shares to decline.

        The supply of our products to our customers is subject to and dependent upon the use of transportation services. Disruption of transportation services could adversely impact our financial results. In addition, several of our manufacturing facilities are located outside the continental U.S. while most of our sales take place within the U.S. A significant portion of our revenue is derived from products that are imported into the U.S. in finished dosage form from Canada or other countries and must undergo review by the Department of Homeland Security — U.S. Customs and Border Protection ("DHS-CBP"). We also purchase products from third parties outside the U.S. Disruption to the routine flow of manufactured goods across the border could have a significant impact on when revenues are recognized and the willingness of customers to continue to purchase products that we import from outside of the U.S. As such, any change in policy or policy implementation relating to U.S. border controls may have an adverse impact on our access to the U.S. marketplace that, in turn, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

        Over the past few years, pharmaceutical products manufactured outside of the U.S. have been associated with significant adverse health effects and/or as posing elevated risks even in the absence of adverse effects. As a result, there is increased interest in disclosure with regard to foreign sourcing of ingredients. Current practice within the pharmaceutical industry with respect to country of origin marking ("COOM") is in a period of transition toward more disclosure. Compliance determinations at U.S. border stations are complicated by the fact that the country of origin for tariff purposes may not be the same as for COOM purposes and may be different still from the FDA "manufactured by" statement. The result can be that DHS-CBP may issue a Notice to Mark and/or Notice to Redeliver — incurring relabeling costs and delay — that may or may not be well founded and/or penalties and fines for products deemed to be improperly presented for importation. Not all of our customers have adopted the same approach to COOM and instructions from border officials can vary. In addition, repeated presentation of goods with similar compliance deficiencies can result in fines. We may be exposed to such costs and disruption until we can establish and confirm agreement with our customers to accept a consistent set of labeling rules that are also acceptable to DHS-CBP.

If we are unable to obtain components or raw materials, or products supplied by third parties, our ability to manufacture and deliver our products to the market may be impeded, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

        Some components and raw materials used in our manufactured products, and some products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. Such suppliers must be qualified in accordance with applicable regulatory requirements and the process of qualifying a supplier can be costly and time consuming. In the event an existing supplier becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source and we do not have a second supplier, we will attempt to locate a qualified alternative; however, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We are also vulnerable to supply interruptions should we be unable to renew or replace, or successfully transfer, current supply agreements when such agreements expire. A prolonged interruption in the supply of a single-sourced raw material, including the API, or finished product or the occurrence of quality deficiencies in the products which our suppliers provide, could have a material adverse effect on our business, financial condition and results of operations, and the market value of our common shares could decline.

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

Our marketing, promotional and pricing practices, as well as the manner in which sales forces interact with purchasers, prescribers and patients, are subject to extensive regulation and any material failure to comply could result in significant sanctions against the Company.

        The marketing, promotional, and pricing practices of pharmaceutical companies, as well as the manner in which companies, in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation. Regulatory enforcement by the applicable agency may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for our products. Many companies, including the Company, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences to the Company. We are now operating under a CIA that requires us to maintain a comprehensive compliance program governing our sales, marketing and government pricing and contracting functions. Material failures to comply with the CIA could result in significant sanctions to the Company. For example, enforcement actions could result in expansion of the existing restrictions on our sales and marketing activities under the CIA. See note 14 to the condensed consolidated financial statements included under Part I, Item 1, of this Form 10-Q. Even in jurisdictions like Canada where certain types of marketing practices are regulated more through guidelines and codes of conduct than legislation, engaging in certain types of marketing practices can result in significant scrutiny, negative publicity and harm to business relationships even if the company is not breaching any legislation.

We are involved in various legal proceedings that could adversely affect us.

        We are involved in several legal proceedings, including those described in Note 14 to the condensed consolidated financial statements included under Part I, Item 1, of this Form 10-Q. Defending against claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on us.

We may incur significant liability if it is determined that we are promoting the "off-label" use of drugs.

        Companies may not promote drugs for "off-label" uses — that is, uses that are not described in the product's labeling and that differ from those approved by the FDA, TPD or other applicable regulatory agencies. Physicians may prescribe drug products for off-label uses, and such off-label uses are common across medical specialties. Although the FDA, TPD and other regulatory agencies do not regulate a physician's choice of treatments, the FDA, TPD and other regulatory agencies do restrict communications by pharmaceutical companies or their sales representatives on the subject of off-label use. The FDA, TPD and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. Notwithstanding the regulatory restrictions on off-label promotion, the FDA, TPD and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. Although we believe that all of our communications regarding all of our products are in compliance with the relevant regulatory requirements, the FDA, TPD or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. In addition, management's attention could be diverted from our business operations and our reputation could be damaged. Our distribution partners may also be the subject of regulatory investigations involving, or remedies or sanctions for, off-label uses of products we have licensed to them, which may have an adverse impact on sales of such licensed products, which may, in turn, have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

If our products cause, or are alleged to cause, serious or widespread personal injury, we may have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages, and we may be subject to exposure relating to product liability claims.

        Even in well designed clinical trials, the potential of a drug to cause serious or widespread personal injury may not be apparent. In addition, the existence of a correlation between use of a drug and serious or widespread personal injury may not be apparent until it has been in widespread use for some period of time. Particularly when a drug is used to treat a disease or condition which is complex and the patients are taking multiple medications, such correlations may indicate, but do not necessarily indicate, that the drug has caused the injury; nevertheless, we may decide to, or regulatory authorities may require that we, withdraw the drug from the market and/or we may incur significant costs, including the potential of paying substantial damages.

        Moreover, we face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products caused, or is alleged to have caused, adverse effects. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time.

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

        The withdrawal of a product following complaints and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases or product liability cases, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

Products representing a significant amount of our revenue are not protected by patent or data exclusivity rights.

        A majority of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights. These products represent a significant amount of our revenues. Without exclusivity protection, competitors face fewer barriers in introducing competing products. The introduction of competing products could adversely affect our results of operations and financial condition.

We may be involved in infringement actions which are uncertain, costly and time-consuming and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        In order to protect or enforce patent rights, we may initiate litigation against third parties, and we may also become subject to infringement claims by third parties. The outcomes of infringement action are uncertain and infringement actions are costly and divert technical and management personnel from their normal responsibilities.

        The existence of a patent will not necessarily protect us from competition. The pharmaceutical industry historically has generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. Generic drug manufacturers seek to sell and, in a number of cases have sold generic versions of many of our most important products prior to the expiration of our patents, and have exhibited a readiness to do so for other products in the future. As a result, we expect that patents related to our products will be routinely challenged, and our patents may not be upheld. Additionally, competitors may produce similar drugs that do not infringe our patents or produce drugs in countries that do not respect our patents. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our major products still under patent protection, we could lose a significant portion of sales in a very short period.

        Moreover, the patents of our competitors may impair our ability to do business in a particular area. In the event we discover that we may be infringing third-party patents or other intellectual property rights, we may not be able to obtain licenses from those third parties on commercially attractive terms or at all. We may have to defend against charges that we violated patents or the proprietary rights of third parties. If we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products.

We are subject to "fraud and abuse" and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business.

        Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care "fraud and abuse" laws, such as the federal False Claims Act, the federal Anti-kickback Statute, the U.S. Foreign Corrupt Practices Act ("FCPA") and other state and federal laws and regulations. Increasingly, states require pharmaceutical companies to have comprehensive compliance programs and to disclose certain payments made to healthcare providers or funds spent on marketing and promotion of drug products. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws.

        We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S. and Canada. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

Due to the large portion of our business conducted outside the United States, we have significant foreign currency risk.

        We sell products in many countries that are susceptible to significant foreign currency risk. In some of these markets we sell products for U.S. dollars. While this eliminates our direct currency risk in such markets, it increases our risk that we could lose market share to competitors because if a local currency is devalued significantly, it becomes more expensive for customers in that market to purchase our products in U.S. dollars. The international scope of our operations may also lead to volatile financial results and difficulties in managing our operations.

        We also face foreign currency exposure on the translation of our operations in Canada from Canadian dollars to U.S. dollars. Where possible, we manage foreign currency risk by managing same currency assets in relation to same currency liabilities, and same currency revenue in relation to same currency expenses. As a result, both favourable and unfavourable foreign currency impacts to our Canadian dollar-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our Canadian dollar-denominated revenue. Effective with the Merger, we have additional foreign currency exposure related to the Polish zloty (and other Eastern European currencies), the Mexican peso, the Brazilian real and the Australian dollar.

The general business and economic conditions in Canada, the U.S. and other countries in which we conduct business could have a material adverse impact on our liquidity and capital resources, revenues and operating results.

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

        Adverse economic conditions impacting our customers, including among others, increased taxation, higher unemployment, lower customer confidence in the economy, higher customer debt levels, lower availability of customer credit, higher interest rates and hardships relating to declines in the stock markets, could cause purchases of our products to decline, which could adversely affect our revenues and operating results.

        Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending. Any failure to attain our projected revenues and operating results as a result of adverse economic or market conditions estimated by us, our investors or the securities analysts that follow our common stock, could have a material adverse effect on our business and result in a decline in the price of our common stock.

The current business and economic conditions, coupled with the current regulatory environment, could have a negative impact on the pharmaceutical industry, which in turn could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

        The current business and economic conditions in the national and global markets may negatively affect our operations in the future. Our revenues are contingent upon our ability to develop, license or otherwise acquire new commercially viable products and obtain associated regulatory approvals in multiple jurisdictions. Recently, companies globally have experienced volatility in the ability and cost to raise capital in the equity and debt markets or through traditional credit markets to fund business activities. In addition, the increased regulatory environment from the FDA has increased the costs of research and development ("R&D") for pharmaceutical companies. Accordingly, faced with the uncertainty of the availability and cost of raising capital and the potential for increased costs due to regulatory changes, many pharmaceutical companies have recently cut costs, including canceling current clinical trials and not pursuing additional clinical trials. These changes in both the economic and regulatory environments directly affect our business, and, in the event we are unable to conduct necessary R&D activities, our ability to generate revenues could be hindered, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

We are exposed to risks related to interest rates.

        The primary objective of our policy for the investment of temporary cash surpluses is the protection of principal and, accordingly, we invest in investment grade securities with varying maturities, but typically less than one year. Our credit facility bears interest based on U.S. dollar London Interbank Offering Rates or U.S. dollar base rate. Thus, a change in interest rates could have a material adverse effect on our results of operations, financial condition or cash flows. As of September 30, 2010, we do not have any outstanding interest rate swap contracts.

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

        Any future changes to the laws and regulations affecting public companies, as well as compliance with existing provisions of SOX in the U.S. and Part XXIII.1 of the Securities Act (Ontario), R.S.O. 1990, c. S.5 (the"Ontario Securities Act") and related rules and applicable stock exchange rules and regulations, may cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. As we are no longer exempt from certain requirements under the U.S. securities laws and applicable U.S. stock exchange rules and regulations due to the cessation of our status as a foreign private issuer effective January 1, 2010, we are now subject to additional U.S. filing, disclosure and compliance requirements, which may also cause us to incur an increase in costs. Delays, or a failure to comply with any new laws, rules and regulations that apply to us, could result in enforcement actions, the assessment of other penalties and civil suits. New laws and regulations could make it more expensive for us under indemnities we provide to our officers and directors and could make it more difficult for us to obtain certain types of insurance, including liability insurance for directors and officers; as such, we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or as officers. We may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services — all of which could cause our general and administrative costs to increase beyond what we currently have planned. We are continuing to evaluate and monitor developments with respect to these laws, rules and regulations, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

3.1	Articles of Amendment to the Articles of Continuance of Valeant Pharmaceuticals International, Inc., dated September 28, 2010 (incorporated by reference herein to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
4.1
Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors listed therein ((incorporated by reference herein to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 1, 2010)

4.2	First Supplemental Indenture, dated as of September 27, 2010, and effective as of September 28, 2010, to the Indenture dated as of November 19, 2003, among Valeant Pharmaceuticals International, Ribopharm Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York Mellon (formerly The Bank of New York) (the "Convertible Notes Trustee"), among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., and the Convertible Notes Trustee (incorporated by reference herein to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
4.3
Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International, Ribopharm Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York Mellon (formerly The Bank of New York) (incorporated by reference herein to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
10.1
Credit and Guaranty Agreement, dated as of September 27, 2010, among Valeant Pharmaceuticals International and, upon consummation of the Merger and delivery of the Counterpart Agreement pursuant to Section 5.16 thereto, Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, as guarantors, and, upon consummation of the Merger and delivery of the Counterpart Agreement pursuant to Section 5.16 thereto, certain subsidiaries of Valeant Pharmaceuticals International, Inc., as guarantors, each of the lenders named therein, Goldman Sachs Lending Partners LLC ("GSLP"), Morgan Stanley Senior Funding, Inc. and Jefferies Finance LLC, as Joint Lead Arrangers, Joint Bookrunners and Syndication Agents, GSLP, as Administrative Agent and Collateral Agent, and each of Bank of America, N.A., DnB NOR Bank ASA, SunTrust Bank and The Bank of Nova Scotia, as Documentation Agent (incorporated by reference herein to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
10.2
Counterpart Agreement, dated as of September 28, 2010, between Valeant Pharmaceuticals International, Inc., and Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent (incorporated by reference herein to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
10.3
Valeant Pharmaceuticals International 2003 Equity Incentive Plan (incorporated by reference herein to Annex B to Valeant Pharmaceuticals International's Proxy Statement on Schedule 14A filed April 25, 2003).
10.4
Valeant Pharmaceuticals International 2006 Equity Incentive Plan, as amended (incorporated by reference herein to Annex E to the Valeant Pharmaceuticals International's Proxy Statement on Schedule 14A filed April 4, 2008).
10.5
Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG. (incorporated by reference herein to Exhibit 10.7 to Valeant Pharmaceuticals International's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.6
Form of Restricted Stock Unit Award Agreement under the Valeant Pharmaceuticals International 2003 Equity Incentive Plan (incorporated by reference herein to Exhibit 99.1 to Valeant Pharmaceuticals International's Current Report on Form 8-K filed June 27, 2006).
10.7
Form of Restricted Stock Unit Award Grant Notice for Directors under the Valeant Pharmaceutical International 2006 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to Valeant Pharmaceuticals International's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.8	Form of Restricted Stock Unit Award Agreement for Directors under the Valeant Pharmaceuticals International 2006 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to Valeant Pharmaceuticals International's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.9
License and Collaboration Agreement, dated as of August 27, 2008, between Valeant Pharmaceuticals North America and Glaxo Group Limited (incorporated by reference herein to Exhibit 10.1 to Valeant Pharmaceuticals International's Current Report on Form 8-K/A filed August 29, 2008).
10.10
First Amendment to the GSK Retigabine Agreement, dated as of February 10, 2009, between Valeant Pharmaceuticals North America and Glaxo Group Limited (incorporated by reference herein to Exhibit 10.35 to Valeant Pharmaceuticals International's Annual Report on Form 10-K for the year ended December 31, 2008).
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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: November 5, 2010	/s/ MARGARET MULLIGAN Margaret Mulligan Executive Vice President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

 INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Amendment to the Articles of Continuance of Valeant Pharmaceuticals International, Inc., dated September 28, 2010 (incorporated by reference herein to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
4.1
Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors listed therein ((incorporated by reference herein to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 1, 2010)
4.2
First Supplemental Indenture, dated as of September 27, 2010, and effective as of September 28, 2010, to the Indenture dated as of November 19, 2003, among Valeant Pharmaceuticals International, Ribopharm Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York Mellon (formerly The Bank of New York) (the "Convertible Notes Trustee"), among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., and the Convertible Notes Trustee (incorporated by reference herein to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
4.3
Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International, Ribopharm Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York Mellon (formerly The Bank of New York) (incorporated by reference herein to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
10.1
Credit and Guaranty Agreement, dated as of September 27, 2010, among Valeant Pharmaceuticals International and, upon consummation of the Merger and delivery of the Counterpart Agreement pursuant to Section 5.16 thereto, Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, as guarantors, and, upon consummation of the Merger and delivery of the Counterpart Agreement pursuant to Section 5.16 thereto, certain subsidiaries of Valeant Pharmaceuticals International, Inc., as guarantors, each of the lenders named therein, Goldman Sachs Lending Partners LLC ("GSLP"), Morgan Stanley Senior Funding, Inc. and Jefferies Finance LLC, as Joint Lead Arrangers, Joint Bookrunners and Syndication Agents, GSLP, as Administrative Agent and Collateral Agent, and each of Bank of America, N.A., DnB NOR Bank ASA, SunTrust Bank and The Bank of Nova Scotia, as Documentation Agent (incorporated by reference herein to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
10.2
Counterpart Agreement, dated as of September 28, 2010, between Valeant Pharmaceuticals International, Inc., and Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent (incorporated by reference herein to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 1, 2010).
10.3
Valeant Pharmaceuticals International 2003 Equity Incentive Plan (incorporated by reference herein to Annex B to Valeant Pharmaceuticals International's Proxy Statement on Schedule 14A filed April 25, 2003).
10.4
Valeant Pharmaceuticals International 2006 Equity Incentive Plan, as amended (incorporated by reference herein to Annex E to the Valeant Pharmaceuticals International's Proxy Statement on Schedule 14A filed April 4, 2008).
10.5
Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG. (incorporated by reference herein to Exhibit 10.7 to Valeant Pharmaceuticals International's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

Exhibit No.	Exhibit Description
10.6	Form of Restricted Stock Unit Award Agreement under the Valeant Pharmaceuticals International 2003 Equity Incentive Plan (incorporated by reference herein to Exhibit 99.1 to Valeant Pharmaceuticals International's Current Report on Form 8-K filed June 27, 2006).
10.7
Form of Restricted Stock Unit Award Grant Notice for Directors under the Valeant Pharmaceutical International 2006 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to Valeant Pharmaceuticals International's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.8
Form of Restricted Stock Unit Award Agreement for Directors under the Valeant Pharmaceuticals International 2006 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.2 to Valeant Pharmaceuticals International's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.9
License and Collaboration Agreement, dated as of August 27, 2008, between Valeant Pharmaceuticals North America and Glaxo Group Limited (incorporated by reference herein to Exhibit 10.1 to Valeant Pharmaceuticals International's Current Report on Form 8-K/A filed August 29, 2008).
10.10
First Amendment to the GSK Retigabine Agreement, dated as of February 10, 2009, between Valeant Pharmaceuticals North America and Glaxo Group Limited (incorporated by reference herein to Exhibit 10.35 to Valeant Pharmaceuticals International's Annual Report on Form 10-K for the year ended December 31, 2008).
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
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS