Form 10-K
period 2010-12-31
Valeant Pharmaceuticals International, Inc.
filed 2011-02-28
CIK 885590

Use these links to rapidly review the document
TABLE OF CONTENTS GENERAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-14956

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

CANADA State or other jurisdiction of incorporation or organization	98-0448205 (I.R.S. Employer Identification No.)
7150 Mississauga Road Mississauga, Ontario CANADA, L5N 8M5 (Address of principal executive offices)

Registrant's telephone number, including area code (905) 286-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	New York Stock Exchange, Toronto Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $3,051,152,000 based on the last reported sale price on the New York Stock Exchange on June 30, 2010.

The number of outstanding shares of the registrant's common stock, as of February 23, 2011 was 304,219,307.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference from the registrant's proxy statement for the 2011 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2010.

GENERAL INFORMATION

i

Basis of Presentation

General

        On September 28, 2010, Biovail Corporation ("Biovail") completed the acquisition of Valeant Pharmaceuticals International ("Valeant") through a wholly-owned subsidiary, pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the "Merger"). In connection with the Merger, Biovail was renamed "Valeant Pharmaceuticals International, Inc." Biovail is both the legal and accounting acquirer in the Merger. Accordingly, the pre-acquisition consolidated financial statements of Biovail will be treated as the historical financial statements of the Company going forward such that the accompanying financial statements reflect Biovail's stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant's business have been included in the financial statements only for periods subsequent to the completion of the Merger.

        Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the "Company", "we", "us", "our" or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-K, references to "$" and "US$" are to United States dollars and references to "C$" are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2010.

Trademarks

        The following words are trademarks of our Company and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the "U.S.") or certain other jurisdictions: ACANYA®, ATTENADE™, A Tablet Design (Apex Down)®, A Tablet Design (Apex Up)®, APLENZIN®, ATIVAN®, ATRALIN®, ASOLZA™, BEDOYECTA®, BIOVAIL®, BIOVAIL CORPORATION INTERNATIONAL®, BIOVAIL & SWOOSH DESIGN®, BISOCARD®, BPI®, BVF®, CARDISENSE™, CARDIZEM®, CEFORM®, CERAVE®, CESAMET®, CHOLESTAGEL®, CRYSTAAL CORPORATION & DESIGN®, DEMSER®, DERMAVEEN®, DIASTAT®, DIASTAT® ACUDIAL™, DITECH™, DR. LEWINN'S®, FLASHDOSE®, GLUMETZA®, INSTATAB™, ISORDIL®, JOVOLA™, JUBLIA™, KINERASE®, LABORATOIRE DR RENAUD®, LACRISERT®, MEPHYTON®, MESTINON®, MIGRANAL®, MIVURA™, M.V.I.®, NITOMAN®, NYAL®, ONELZA™, ONEXTEN™, ORAMELT™, PALVATA™, PERMAX®, RALIVIA®, SHEARFORM™, SMARTCOAT®, SOLBRI™, SYPRINE®, TESIVEE™, TIAZAC®, TITRADOSE®, TOVALT™, UPZIMIA™, VALEANT®, VALEANT V & DESIGN®, VALEANT PHARMACEUTICALS & DESIGN®, VASERETIC®, VASOTEC®, VEMRETA™, VITALSCIENCE®, VOLZELO™, XENAZINE®, XENAZINA®, and ZILERAN™.

        WELLBUTRIN®, WELLBUTRIN® SR, WELLBUTRIN® XL, WELLBUTRIN® XR, ZOVIRAX® and ZYBAN® are trademarks of The GlaxoSmithKline Group of Companies and are used by us under license. ULTRAM® is a trademark of Ortho-McNeil, Inc. (now known as PriCara, a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc.) and is used by us under license. ACZONE™ is a trademark that is the subject of a trademark application by Allergan Sales, LLC and is used by us under license. MVE® is a registered trademark of Healthpoint, Ltd. and is used by us under license.

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

Forward-Looking Statements

        Caution regarding forward-looking information and statements and "Safe Harbor" statements under the U.S. Private Securities Litigation Reform Act of 1995:

        To the extent any statements made in this Annual Report on Form 10-K contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities legislation (collectively, "forward-looking statements").

        These forward-looking statements relate to, among other things: the expected benefits of the Merger, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.

        Forward-looking statements can generally be identified by the use of words such as "believe", "anticipate", "expect", "intend", "estimate", "plan", "continue", "will", "may", "could", "would", "target", "potential" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

  •
  our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

  •
  factors relating to the integration of the businesses of Valeant and Biovail, including: our ability to integrate the business in the expected time frame, including the integration of the research and development, manufacturing, distribution, sales, marketing and promotion activities and financial and information technology systems of Valeant and Biovail; the difficulties of integrating personnel while maintaining focus on producing and delivering consistent, high quality products and retaining existing customers and attracting new customers; and the realization of the anticipated benefits, including cost savings, from such integration;

  •
  the challenges and difficulties associated with managing a larger, more complex, combined business;

  •
  our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of our significant operating subsidiary in Barbados;

  •
  our ability to retain, motivate and recruit executives and other key employees;

  •
  our future cash flow, our ability to service and repay our existing debt and our ability to raise additional funds, if needed, in light of our current and projected levels of operations, acquisition activity and general economic conditions;

  •
  our ability to identify, acquire and integrate acquisition targets and to secure and maintain third-party research, development, manufacturing, marketing or distribution arrangements;

  •
  the risks associated with the international scope of our operations;

  •
  the impacts of the Patient Protection and Affordable Care Act in the U.S. and other legislative and regulatory reforms in the countries in which we operate;

  •
  the uncertainties associated with the acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

  •
  the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, the Canadian Therapeutic Products Directorate and European and Australian regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful challenges to our generic products and infringement or alleged infringement of the intellectual property of others;

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

  •
  the outcome of legal proceedings, investigations and regulatory proceedings;

  •
  economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

  •
  the disruption of delivery of our products and the routine flow of manufactured goods across the U.S. border; and

  •
  other risks detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC") and the Canadian Securities Administrators (the "CSA"), as well as our ability to anticipate and manage the risks associated with the foregoing.

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. "Risk Factors", and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to our Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made.

 PART I

Item 1.    Business

        Biovail Corporation ("Biovail") was formed under the Business Corporations Act (Ontario) on February 18, 2000, as a result of the amalgamation of TXM Corporation and Biovail Corporation International. Biovail was continued under the Canada Business Corporations Act (the "CBCA") effective June 29, 2005. On September 28, 2010 (the "Merger Date"), Biovail completed the acquisition of Valeant Pharmaceuticals International ("Valeant") through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the "Merger"). In connection with the Merger, Biovail was renamed "Valeant Pharmaceuticals International, Inc." The accompanying financial statements reflect Biovail's stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant's business have been included in the financial statements only for periods subsequent to the completion of the Merger.

        Unless the context indicates otherwise, when we refer to "we", "us", "our" or the "Company" in this Annual Report on Form 10-K ("Form 10-K"), we are referring to Valeant Pharmaceuticals International, Inc. and its subsidiaries on a consolidated basis.

Introduction

        We are a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Our specialty pharmaceutical and over-the-counter ("OTC") products are marketed under brand names and are sold in the United States ("U.S."), Canada, Australia and New Zealand, where we focus most of our efforts on products in the dermatology and neurology therapeutic classes. We also have branded generic and OTC operations in Europe and Latin America which focus on pharmaceutical products that are bioequivalent to original products and are marketed under company brand names.

Business Strategy

        Since the Merger, our strategy has been to focus the business on core geographies and therapeutic classes, manage pipeline assets through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, share buybacks and debt repurchases. We believe this strategy will allow us to improve both the growth rates and profitability of the Company and to enhance shareholder value, while exploiting the benefits of the Merger.

        Our leveraged research and development model is one key element to this business strategy. It will allow us to progress development programs to drive future commercial growth, while minimizing our research and development expense. This will be achieved in four ways:

  •
  structuring partnerships and collaborations so that our partners share development costs;

  •
  bringing products already developed for other markets to new territories;

  •
  acquiring dossiers and registrations for branded generic products, which require limited manufacturing start-up and development activities; and

  •
  selling internal development capabilities to third parties, thereby allowing higher utilization and infrastructure cost absorption.

Focused Diversification across Geographies, Therapeutic Areas and Products with Limited Patent Exposure

        As a combined company, we are diverse not only in our sources of revenue from our broad drug portfolio, but also among the therapeutic classes and geographic segments we serve. We have a focused geographic footprint and focus on those businesses that we view to have the potential for strong operating margins and solid growth, while providing natural balance across geographies.

        In addition, we have an established portfolio of specialty pharmaceutical, branded generic and OTC products with a focus in the dermatology therapeutic areas. We believe dermatology is particularly attractive given that many of the products are:

  •
  generally relatively small on an individual basis (with the exception of Zovirax®), and therefore not the focus of larger pharmaceutical companies;

  •
  marked by a significant self-pay component, so that they are not as dependent on increasing reimbursement pressures; and

  •
  often topical treatments and, therefore, subject to less generic competition. In the U.S. market, topical treatments require full clinical trials and not just bioequivalence tests before generics can enter the market.

Acquisitions

Cholestagel®

        On February 9, 2011, we acquired the Canadian rights to Cholestagel®, an oral bile acid sequestrant for hypercholesterolemia, from Genzyme Corporation for a $2.0 million upfront payment, to be followed by potential additional milestone payments totaling up to $7.0 million.

ACZONE®

        On February 7, 2011, we entered into an agreement to license the Canadian rights to ACZONE® Gel 5%, a topical formulation of dapsone used in the treatment of acne vulgaris, from Allergan, Inc. for an upfront payment of approximately $0.5 million and subsequent additional payments based on net sales.

Zovirax®

        On February 2, 2011, we entered into an asset purchase agreement to acquire U.S. rights to non-ophthalmic topical formulations of Zovirax® from GlaxoSmithKline LLC (the entities within The Glaxo Group of Companies are referred to throughout as "GSK"). Following receipt of Hart-Scott-Rodino regulatory clearance, we closed the U.S. transaction on February 22, 2011. In addition, concurrent with the execution of the U.S. agreement, we entered into a binding letter of intent with GSK to acquire the Canadian rights to non-ophthalmic topical formulations of Zovirax® and we are in the process of negotiating a definitive agreement for such acquisition. Pursuant to the terms of the asset purchase agreement, we paid to GSK an aggregate amount of $300.0 million in cash for both the U.S. and Canadian rights upon the closing of the U.S. transaction. No additional payments will be made to GSK upon the closing of the Canadian transaction. We have been marketing Zovirax® in the U.S. since January 1, 2002, under a 20-year exclusive distribution agreement with GSK, which distribution agreement terminated following the closing of the U.S. transaction. Upon the closing of the U.S. transaction, we entered into a new supply agreement and a new trademark and domain name license agreement with GSK with respect to the U.S. territory. Pursuant to the terms of the trademark and domain name license agreement, we have been granted an exclusive royalty-free license, terminable only for breach or by mutual agreement of the parties, to use the Zovirax® mark and trade dress and the zovirax.com domain name in connection with the advertising, promotion, manufacture, sale and distribution, in the U.S., of topical non-ophthalmic products containing acyclovir (including Zovirax® Ointment and Zovirax® Cream).

        The asset purchase agreement with GSK is attached as Exhibit 2.8 to this Form 10-K and the trademark and domain name license agreement with GSK is attached as Exhibit 10.31 to this Form 10-K.

PharmaSwiss

        On January 31, 2011, we entered into a stock purchase agreement to purchase all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and OTC pharmaceutical company based in Zug, Switzerland. The aggregate consideration payable is €350.0 million (approximately $479.0 million as of January 31, 2011) plus up to an additional €30.0 million (approximately

$41.0 million as of January 31, 2011) in contingent payments if certain net sales milestones of PharmaSwiss are achieved for the calendar year ended 2011.

        PharmaSwiss is an existing partner to several large pharmaceutical and biotech companies offering regional expertise in such functions as regulatory, compliance, sales, marketing and distribution, in addition to developing its own product portfolio. Through its business operations, PharmaSwiss offers a broad product portfolio in seven therapeutic areas and operations in 19 countries throughout Central and Eastern Europe, including Poland, Hungary, the Czech Republic and Serbia, as well as in Greece and Israel.

        The transaction, which is subject to customary closing conditions, including certain regulatory approvals, is expected to close in the first quarter of 2011.

Ribavirin/Taribavirin Agreements

        On November 1, 2010, we entered into two strategic agreements for the development and commercialization of taribavirin and the commercial marketing of ribavirin in the treatment of viral diseases, including hepatitis C virus (HCV). Under the terms of the first agreement, Valeant paid Kadmon Pharmaceuticals LLC ("Kadmon") $7.5 million for exclusive rights to all Kadmon dosage forms of ribavirin, including 200 mg, 400 mg, and 600 mg tablets and capsules, in Poland, Hungary, the Czech Republic, Slovakia, Romania and Bulgaria. Valeant will source these products from Kadmon. Under the terms of a second agreement, Valeant granted Kadmon an exclusive, worldwide license to taribavirin, excluding the territory of Japan, in exchange for an upfront payment of $5.0 million, other development milestones, and royalty payments in the range of 8-12% of future net sales. The fair value associated with taribavirin was included in the acquired in-process research and development ("IPR&D") assets identified as of the Merger Date.

Hamilton Brands

        On October 29, 2010, we acquired several privately-owned pharmacy skin care brands in Australia. The leading brands, including well-established local brands such as Hamilton's Suncare and Hamilton's Skin Therapy, are ranked number 2 in suncare in the Australian pharmacy market. Total annualized sales of the acquired products are approximately $10.0 million.

Istradefylline

        On June 2, 2010, we entered into a license agreement with Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin") to acquire the U.S. and Canadian rights to develop and commercialize products containing istradefylline — a new chemical entity targeted for the treatment of Parkinson's disease. Under the terms of the license agreement, we paid an upfront fee of $10.0 million, and we could pay up to $20.0 million in potential development milestones through U.S. Food and Drug Administration ("FDA") approval and up to an additional $35.0 million if certain sales-based milestones are met. We will also make tiered royalty payments of up to 30% on net commercial sales of products containing istradefylline. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $10.0 million upfront payment, together with $0.2 million of acquisition costs, was charged to acquired IPR&D expense in the second quarter of 2010. In connection with this acquisition, we also entered into an agreement with Kyowa Hakko Kirin for the supply of the istradefylline compound.

AMPAKINE®

        On March 25, 2010, we acquired certain AMPAKINE® compounds, including associated intellectual property, from Cortex Pharmaceuticals, Inc. ("Cortex") for use in the field of respiratory depression, a brain-mediated breathing disorder. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $9.0 million upfront payment and the $1.0 million transition payment made by us to Cortex, together with $0.7 million of acquisition costs, were charged to acquired IPR&D expense in the first quarter of 2010. As described below under "Products in Development", we have suspended development of the AMPAKINE® compounds and are reviewing our options with Cortex.

Staccato® Loxapine

        On February 9, 2010, we entered into a collaboration and license agreement with Alexza Pharmaceuticals, Inc. ("Alexza") to acquire the U.S. and Canadian development and commercialization rights to AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $40.0 million upfront payment made by us to Alexza, together with $0.3 million of acquisition costs, was charged to acquired IPR&D expense in the first quarter of 2010. As described below under "Products in Development", by notice to Alexza dated October 18, 2010, we terminated our agreement with Alexza, effective January 16, 2011.

        For more information regarding these acquisitions, see Note 4 of notes to consolidated financial statements in Item 15 of this Form 10-K.

Segment Information

        Since the Merger, we have operated in five business segments comprising (i) U.S. Neurology and Other, (ii) U.S Dermatology, (iii) Canada and Australia, (iv) Branded Generics — Europe, and (v) Branded Generics — Latin America. Within our U.S. Dermatology and U.S. Neurology and Other segments, we generate alliance revenue from the licensing of products we developed or acquired. Additionally, within our U.S. Dermatology segment we generate service revenue from contract services in the areas of dermatology and topical medication. We have realigned segment financial data for the years ended December 31, 2009 and 2008 to reflect changes in our organizational structure that occurred in 2010. Comparative segment information for 2010, 2009 and 2008 is presented in Note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K.

        Our current product portfolio comprises approximately 490 products, with approximately 2,500 stock keeping units ("SKUs"). In 2010, 2009 and 2008, Wellbutrin XL® represented 21%, 22% and 17%, respectively, and Zovirax® represented 14%, 19% and 21%, respectively, of our consolidated revenues. We anticipate that the percentage of consolidated revenue represented by these two products will decline in 2011 with the inclusion of a full year of revenue from both the Valeant and Biovail products.

U.S. Neurology and Other

        The U.S. Neurology and Other segment generates product revenues from pharmaceutical and OTC products. These pharmaceutical products are marketed and sold primarily through wholesalers.

        Neurology and Other Products — our principal Neurology and Other products are:

  •
  Wellbutrin XL®, an extended-release formulation of bupropion indicated for the treatment of major depressive disorder in adults, was launched in the U.S. in September 2003 by an affiliate of GSK. Pursuant to a manufacturing-and-supply agreement then in effect with GSK, Biovail received a tiered supply price based on GSK's net sales of Wellbutrin XL®. In May 2009, Biovail acquired the full U.S. commercialization rights to Wellbutrin XL® from GSK.

  •
  Xenazine® is indicated for the treatment of chorea associated with Huntington's disease. In the U.S., Xenazine® is distributed for us by Lundbeck Inc. under an exclusive marketing, distribution and supply agreement for an initial term of 15 years.

        U.S. Neurology and Other Alliance Revenue — We generate alliance revenue from the licensing of various products we have developed or acquired.

U.S. Dermatology

        The U.S. Dermatology segment generates product revenues from pharmaceutical and OTC products. These pharmaceutical products are marketed and sold primarily through wholesalers and to a lesser extent through retail and direct-to-physician channels.

        Dermatology Products — Our principal dermatology products are:

  •
  Zovirax® Ointment is a topical formulation of a synthetic nucleoside analogue which is active against herpes viruses. Each gram of Zovirax® Ointment contains 50 mg of acyclovir in a polyethylene glycol base. This product is indicated for the management of initial genital herpes and in limited non-life threatening mucocutaneous herpes simplex infections in immuno-compromised patients. Zovirax® Cream was approved by the FDA in December 2002 and launched by Biovail in July 2003. Zovirax® Cream is indicated for the treatment of recurrent herpes labialis (cold sores) in adults and adolescents (12 years of age and older). Pursuant to a distribution rights agreement, GSK provided us with Zovirax® products for the U.S. This distribution rights agreement terminated in February 2011 with our acquisition of the U.S. rights to non-ophthalmic topical formulations of Zovirax® from GSK. We have entered into a new supply agreement and trademark license with GSK for the U.S.

  •
  Acanya® gel is a fixed-combination clindamycin (1.2%)/benzoyl peroxide (2.5%) aqueous gel approved by the FDA for the treatment of acne vulgaris in patients 12 years and older. Studied in patients with moderate and severe acne, Acanya® is a once-daily formulation that offers high efficacy with a favorable tolerability profile. Acanya® was launched by Valeant in March 2009.

  •
  Atralin® gel is an aqueous gel containing tretinoin (0.05%) approved for acne vulgaris in patients 10 years and older. Atralin® has been demonstrated to reduce acne lesions as early as one month after the start of treatment and contains ingredients (hyaluronic acid, collagen and glycerin) known to moisturize and hydrate the skin.

        OTC Products — our principal OTC products are:

  •
  CeraVe® is a range of over-the-counter products with essential ceramides and other skin-nourishing and skin-moisturizing ingredients (humectants and emollients) combined with a unique, patented Multivesicular Emulsion (MVE®) delivery technology that, together, work to rebuild and repair the skin barrier. CeraVe® formulations incorporate ceramides, cholesterol and fatty acids, all of which are essential for skin barrier repair and are used as adjunct therapy in the management of various skin conditions.

  •
  Kinerase® is a range of over-the-counter and prescription cosmetic products that have been shown to help skin look smoother, younger and healthier. Kinerase® contains the synthetic plant growth factor N6-furfuryladenine which has been shown to slow the changes that naturally occur in the cell aging process in plants and in skin cells.

        U.S. Dermatology Service and Alliance Revenue — We generate alliance revenue and service revenue from the licensing of dermatological products and from contract services in the areas of dermatology and topical medication. Alliance revenue within our U.S Dermatology segment currently includes profit sharing payments from the sale of a 1% clindamycin and 5% benzoyl peroxide gel product ("IDP-111") by Mylan Pharmaceuticals, Inc., and royalties from patent-protected formulations developed by our Dow Pharmaceutical Sciences, Inc. subsidiary and licensed to third parties. Contract services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling and regulatory affairs.

Canada and Australia

        The Canada and Australia segment generates product revenues from pharmaceutical and OTC products. These pharmaceutical products are marketed and sold primarily through wholesalers and to a lesser extent through retail and direct-to-physician channels.

        Canada — our principal products sold in the Canadian market are:

  •
  Tiazac® XC is a calcium channel blocker ("CCB") used in the treatment of hypertension and angina. Tiazac® XC is a once-daily formulation of diltiazem that delivers smooth blood pressure control over a 24-hour period. As a non-dihydropyridine CCB, Tiazac® XC provides specific renal protective benefits as well as blood pressure reduction, which is particularly important for diabetic hypertensive patients. Our generic version of Tiazac® XC is distributed in Canada by Teva Canada.

  •
  Wellbutrin® XL is a once-daily formulation of bupropion developed by Biovail that is approved for the treatment of major depressive illness and the prevention of seasonal major depressive illness.

  •
  Cesamet® is a synthetic cannabinoid sold in Canada. It is indicated for the management of severe nausea and vomiting associated with cancer chemotherapy.

  •
  We sell topical OTC products under the trade names Laboratoire Dr Renaud® and VitalScience® in Canada. Valeant acquired Laboratoire Dr Renaud® and VitalScience® in 2009 and 2010, respectively.

        Australia — From and after the Merger, we have sold topical OTC products under the tradenames Dermaveen®, Dr. LeWinn's® and Hamilton's in Australia, as well as Nyal®, an Australian range of over-the-counter products covering an extensive range of tablets, liquids and nasal sprays to treat cough, cold, flu, sinus and hayfever symptoms.

Branded Generics — Europe

        The Branded Generics — Europe segment generates revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. Our Branded Generics — Europe segment develops, manufactures and markets products that are the therapeutic equivalent to their brand name counterparts, which are developed when patents or other regulatory exclusivity no longer protect an originator's brand product. Our branded generics strategy is to develop a commercialization strategy to differentiate these products through innovative marketing tactics. Our products in this region are sold under the ICN Polfa brand name and we market our portfolio of generic branded products to doctors and pharmacists through approximately 300 sales professionals.

        Our branded generics cover a broad range of treatments including antibiotics, treatments for cardivascular diseases, antifungal medications and diabetic therapies among many others. Our largest product in this market is Bisocard®, a Beta-blocker that is indicated to treat hypertension and angina pectoris. Syncumar is a courmarin that is used as an anti-coagulant for the treatment and prevention of thromboembolic diseases. Sinupret is an herbal supplement that is claimed to be beneficial for supporting healthy sinus and respiratory function. It is commonly used for the treatment of allergies, coughs, colds and sinus infections.

        Tetrabenazine has also been approved for use in a number of countries in Europe and we have distribution arrangements for tetrabenazine in Denmark, Finland, France, Germany, Ireland, Israel, Italy, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom.

        On January 31, 2011, we entered into a stock purchase agreement to purchase all of the issued and outstanding stock of PharmaSwiss, a privately-owned branded generics and OTC pharmaceutical company with a broad product portfolio in seven therapeutic areas and operations in 19 countries throughout Central and Eastern Europe, including Poland, Hungary, the Czech Republic and Serbia, as well as in Greece and Israel.

Branded Generics — Latin America

        The Branded Generics — Latin America segment generates revenues from branded generic pharmaceutical products and OTC products in Mexico and Brazil and exports out of Mexico to other Latin American markets. The Mexico domestic market represents approximately 62% of revenues in this segment for the year ended December 31, 2010. Our branded generic and generic products are developed when patents or other regulatory exclusivity no longer protect an originator's brand product. Our branded generic products are primarily marketed to physicians and pharmacies through approximately 500 sales professionals under the Grossman and Tecnofarma brands. Our Tecnofarma generic portfolio is primarily sold through Mexico's Government Health Care System, which awards its business through a tender process.

        Our portfolio covers a broad range of therapeutic classes including vitamin deficiency, antibacterials and dermatology. Our largest product in this market is Bedoyecta®, a brand of vitamin B complex (B1, B6 and B12 vitamins) products. Bedoyecta® products act as energy improvement agents for fatigue related to age or chronic diseases, and as nervous system maintenance agents to treat neurotic pain and neuropathy. Bedoyecta® is sold in an injectable form as well as in a tablet form in Mexico and has strong brand recognition in Mexico.

Our second largest product, M.V.I.®, multi-vitamin infusion, is a hospital dietary supplement used in treating trauma and burns.

        For detailed information regarding the revenues, operating profits and identifiable assets attributable to our operating segments, see Note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K.

Collaboration Agreement

        In October 2008, Valeant closed the worldwide License and Collaboration Agreement (the "Collaboration Agreement") with GSK to develop and commercialize ezogabine/retigabine, a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial onset seizures, and its backup compounds. We agreed to share equally with GSK the development and pre-commercialization expenses of ezogabine/retigabine in the U.S., Australia, New Zealand, Canada and Puerto Rico (the "Collaboration Territory") and GSK will develop and commercialize ezogabine/retigabine in the rest of the world. Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. See Note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K for further information.

        GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of an NDA for an ezogabine/retigabine product, which right may be irrevocably waived at any time by GSK.

        Our rights to ezogabine/retigabine are subject to an Asset Purchase Agreement between Meda Pharma GmbH & Co. KG ("Meda Pharma") and Xcel Pharmaceuticals, Inc. ("Xcel"), which was acquired by Valeant in 2005 (the "Meda Pharma Agreement"). Under the Meda Pharma agreement, we are required to make certain milestone and royalty payments to Meda Pharma. Within the Collaboration Territory, any royalties payable to Meda Pharma will be paid by us and GSK. In the rest of the world, we will be responsible for the payment of these royalties to Meda Pharma out of the royalty payments we receive from GSK.

Research and Development

        Our research and development organization focuses on the development of products through clinical trials. We currently have a number of compounds in clinical development: ezogabine/retigabine, IDP-107, IDP-108, IDP-109, IDP-115, IDP-118, istradefylline and several lifecycle management projects. Our research and development expenses for the years ended December 31, 2010, 2009 and 2008 were $68.3 million, $47.6 million and $69.8 million, respectively.

        As of December 31, 2010, approximately 300 employees were involved in our research and development efforts.

Products in Development

        Prior to the Merger, Biovail's product development and business development efforts were focused on unmet medical needs in specialty central nervous system ("CNS") disorders. Since the Merger, the Company has been employing a leveraged research and development model that will allow it to progress development programs, while minimizing research and development expense, through partnerships and other means. In consideration of this model, following the Merger, the Company conducted a strategic and financial review of the Biovail product development pipeline and identified the programs that did not align with the Company's new research and development model, as outlined in the table below. In respect of the Staccato® loxapine, GDNF, fipamezole and pimavanserin programs, the Company provided notices of termination to, or entered into termination agreements with, the counterparties to the agreements. Regarding the AMPAKINE® program, the Company has suspended development of these compounds and is reviewing its options with Cortex.

Program	Counterparty	Compound	Contingent Milestone Obligations Terminated(1)	Termination Charges
			($ in 000s)
AZ-004	Alexza Pharmaceuticals, Inc.	Staccato® loxapine	$90,000	Nil
BVF-007	Cortex Pharmaceuticals, Inc.	AMPAKINE®	$15,000	Nil
BVF-014	MedGenesis Therapeutix Inc.	GDNF	$20,000	$5,000	(2)
BVF-018	LifeHealth Limited	Tetrabenazine	Nil	$28,000	(3)
BVF-025	Santhera Pharmaceuticals (Switzerland) Ltd.	Fipamezole	$200,000	Nil
BVF-036, -040, -048	ACADIA Pharmaceuticals Inc.	Pimavanserin	$365,000	$8,750	(2)

(1)
Represents the maximum amount of previously disclosed milestone payments we could have been required to make to the counterparty under each agreement. These milestone payments were contingent on the achievement of specific developmental, regulatory and commercial milestones. In addition, we could have been obligated to make royalty payments based on future net sales of the products if regulatory approval was obtained. As a consequence of the termination of these arrangements, we have no ongoing or future obligation in respect of these milestone or royalty payments.

(2)
Represents the amount of negotiated settlements with each counterparty that we recognized and paid in the fourth quarter of 2010.

(3)
Represents the carrying amount of related IPR&D asset capitalized in connection with the acquisition of the worldwide development and commercialization rights to tetrabenazine in June 2009.

        We currently have the following products, among others, in clinical development:

•
Ezogabine/retigabine

        In collaboration with GSK, we are developing a compound as an adjunctive treatment for partial-onset seizures in patients with epilepsy whose generic name will be ezogabine in the U.S. and retigabine in all other countries. Ezogabine/retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. On October 30, 2009, an NDA was filed for ezogabine for the treatment of refractory partial-onset seizures and the FDA accepted the NDA for review on December 29, 2009. On August 30, 2010, the FDA extended the Prescription Drug User Fee Act ("PDUFA") goal date for ezogabine to November 30, 2010 due to the recent submission of a solicited formal Risk Evaluation and Mitigation Strategy ("REMS"). The REMS was requested by the FDA in correspondence dated August 16, 2010, and was submitted to the FDA on August 26, 2010. On November 30, 2010, we received a Complete Response Letter from the FDA for ezogabine. We are evaluating the Complete Response Letter in which the FDA cited non-clinical reasons for this action and believe that these items can be addressed and are working for a timely response to the FDA as soon as possible in 2011.

        Also, the European Medicines Evaluation Agency ("EMEA") confirmed on November 17, 2009 that the Marketing Authorization Application ("MAA") filed on October 30, 2009 for ezogabine/retigabine was successfully validated, thus enabling the MAA review to commence. In January 2011, the European Medicines Agency's Committee for Medicinal Products for Human Use ("CHMP") issued an opinion recommending marketing authorization for Trobalt™ (retigabine) as an adjunctive (add-on) treatment of partial-onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. Additionally, retigabine received a preliminary approval from the Swiss Agency for Therapeutic Products, Swissmedic, in December 2010.

•
Dermatology Products

        A number of dermatology product candidates are in development including:

  •
  IDP-107 is an oral treatment for moderate to severe acne vulgaris. Acne is a disorder of the pilosebaceous unit characterized by the presence of inflammatory (pimples) and non-inflammatory (whiteheads and blackheads) lesions, predominately on the face. Acne vulgaris is a common skin disorder that affects about 85% of people at some point in their lives. We are currently enrolling patients in a Phase 2b clinical trial to evaluate the safety and efficacy of IDP-107.

  •
  IDP-108, a novel triazole compound, is an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e., ergosterol synthesis inhibition. IDP-108 is a non-lacquer formulation designed for topical delivery into the nail. We are currently conducting a Phase 3 clinical trial to evaluate the safety and efficacy of IDP-108.

  •
  IDP-109 is a compound targeted for treatment of common warts. There is no currently approved prescription treatment for common warts. Common warts is an infection caused by a viral infection (human papilloma virus) and occurs most frequently on the hands. This product is currently in Phase 1 stage of development.

  •
  IDP-115 combines an established anti-rosacea active ingredient with sunscreen agents to provide sun protection in the same topical treatment for rosacea patients. Rosacea is a common condition treated by dermatologists and characterized by multiple signs and symptoms including papules, pustules and erythema, most commonly on the central area of the face. This product has completed Phase 2 clinical trials.

  •
  IDP-118 is a topical product targeted to treat psoriasis. Psoriasis is a chronic, autoimmune disease that appears on the skin. This product is currently in Phase 1 stage of development.

•
Istradefylline

        On June 2, 2010, Biovail entered into a license agreement with Kyowa Hakko Kirin to acquire the U.S. and Canadian rights to develop and commercialize products containing istradefylline. In April 2007, Kyowa Hakko Kirin filed an NDA for istradefylline, which received a Not Approvable letter from the FDA in February 2008. The FDA has requested a Complete Response to the Not Approvable letter before it will consider meeting with us to discuss the regulatory approval process for istradefylline.

•
Lifecycle Management Projects

        Through Valeant's acquisition of Aton Pharma, Inc. in May 2010, we have ongoing lifecycle management programs in place for several of our specialty CNS compounds, including Syprine® and Mephyton®, as well as Lacrisert®, which is in our dermatology portfolio. We are developing improvements to these compounds in order to better meet the needs expressed by the medical community.

Licenses and Patents (Proprietary Rights)

  Data and Patent Exclusivity

        We rely on a combination of regulatory and patent rights to protect the value of our investment in the development of our products.

        A patent is the grant of a property right which allows its holder to exclude others from, among other things, selling the subject invention in, or importing such invention into, the jurisdiction that granted the patent. In the U.S., Canada and the European Union, patents expire 20 years from the date of application.

        In the U.S., the Hatch-Waxman Act provides nonpatent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in an NDA. The FDA is prohibited during those five years from approving a generic, or ANDA, that references the NDA. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA. However, the NDA applicant would be required to conduct its own pre-clinical, adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.

        A similar data exclusivity scheme exists in the European Union, whereby only the pioneer drug company can use data obtained at the pioneer's expense for up to eight years from the date of the first approval of a drug by the EMEA and no generic drug can be marketed for ten years from the approval of the innovator product. Under both the U.S. and the European Union data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy. Canada employs a similar regulatory regime.

  Exclusivity Rights with Respect to ezogabine/retigabine

        We own a U.S. composition of matter patent (which will expire in 2013) directed to ezogabine/retigabine without regard to crystalline form. We anticipate that this patent will be extended to 2018 upon approval of ezogabine/retigabine pursuant to the patent term restoration provisions of the Hatch-Waxman Act. We also own two U.S. patents (both of which will expire in 2018) that are directed to specific crystalline forms of ezogabine/retigabine. In addition, we own a number of U.S. patents and pending applications, with expiration dates ranging from 2016 to 2023, directed to the use of ezogabine/retigabine to treat a variety of disease indications. We also own several patents and pending applications in foreign countries with expiration dates ranging from 2012 to 2024.

        Upon regulatory approval, we expect to obtain five years of data exclusivity in the U.S. and ten years in Europe for ezogabine/retigabine.

Government Regulations

        Government authorities in the U.S., at the federal, state and local level, in Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. FDA approval must be obtained in the U.S., approval of Health Canada's Therapeutic Products Directorate ("TPD") must be obtained in Canada, EMEA approval must be obtained for countries that are part of the European Union and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans.

        Manufacturers of drug products are required to comply with manufacturing regulations, including current good manufacturing regulations enforced by the FDA and the TPD and similar regulations enforced by regulatory agencies outside the U.S. and Canada. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate.

        We are also subject to extensive health care marketing and fraud and abuse regulation in the U.S. by the federal and state governments, such as the federal False Claims Act, and similar regulations in Canada and foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

Environmental Regulation

        We are subject to national, state and local environmental laws and regulations, including those governing the handling and disposal of hazardous wastes, wastewater, solid waste and other environmental matters. Our development and manufacturing activities involve the controlled use of hazardous materials.

Marketing and Customers

        Prior to the Merger, our primary markets were the U.S. and Canada. Subsequent to the Merger, our four major geographic markets are: the U.S., Canada, Mexico and Poland.

        The following table identifies external customers that accounted for 10% or more of our total revenue during the year ended December 31, 2010:

Percentage of Total Revenue
2010
McKesson Corporation	28%
Cardinal Health, Inc	24%
AmerisourceBergen Corporation	12%

        No other country, or single customer, generated over 10% of our total product net sales.

        We currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some limited markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. As part of our marketing program for pharmaceuticals, we use direct mailings, advertise in trade and medical periodicals, exhibit products at medical conventions and sponsor medical education symposia.

Competition

  Competitive Landscape for Products and Products in Development

        Our competitors include specialty and large pharmaceutical companies, biotechnology companies, OTC companies, academic and other research and development institutions and generic manufacturers, both in the U.S., Canada and abroad. The dermatology competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors. Our competitors are pursuing the development of pharmaceuticals and OTC products that target the same diseases and conditions that we are targeting in neurology, dermatology and other therapeutic areas.

        We sell a broad range of products, and competitive factors vary by product line and geographic area in which the products are sold.

  Ezogabine/retigabine

        Our competitors are developing products and product candidates that would compete with ezogabine/retigabine. The success of any of our competitors' products or product candidates could adversely affect our expected revenues for ezogabine/retigabine, if approved. In addition, there are several generic compounds that currently compete in this market, which could limit the success of ezogabine/retigabine.

  Generic Competition

        We also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required in preference to the branded version under third-party reimbursement programs, or substituted by pharmacies. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

        We have two significant products, Cesamet® and Zovirax®, which do not currently have generic competition and are not protected by patent or regulatory exclusivity.

        Cardizem® CD faces many generic competitors on the majority of the available SKUs; however to date, the Cardizem® CD 360mg SKU has not faced a generic competitor. As of the present date, Sun Pharmaceuticals' ANDA authorizing marketing of its 360 mg dosage formulation of diltiazem hydrochloride extended release capsules corresponding to Cardizem® CD has not been approved. Biovail Laboratories International SRL and the Company recently received a Paragraph IV Notice from Actavis, Inc. ("Actavis") dated February 9, 2011 in regard to 360 mg dosage diltiazem hydrochloride extended release capsules corresponding to Cardizem® CD. Actavis subsequently converted its Paragraph IV filing to a Paragraph III filing and will not launch until after the expiration of the last patent covering Cardizem® CD expires in August 2012.

        On October 12, 2007, Valeant settled a patent infringement lawsuit with Kali Laboratories, Inc. ("Kali") regarding Kali's submission of an ANDA with the FDA seeking approval for a generic version of Diastat® (a diazepam rectal gel). Under the terms of this settlement, Valeant agreed to allow Barr Laboratories (now Teva Pharmaceuticals ("Teva")), with whom Kali has a marketing agreement, to introduce a generic version of Diastat® and Diastat® AcuDial™ on or after September 1, 2010, or earlier under certain circumstances. Pursuant to this agreement, Teva launched a generic competitor to Diastat® and Diastat® AcuDial™ in September 2010.

Manufacturing

        We currently operate 13 manufacturing plants worldwide. All of our manufacturing facilities that require certification from the FDA, TPD or foreign agencies have obtained such approval.

        We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Generally, acquired products continue to be produced for a specific period of time by the selling company. During that time, we integrate the products into our own manufacturing facilities or initiate toll manufacturing agreements with third parties.

        We estimate that products representing approximately 40% of our product sales are produced by third party manufacturers under toll manufacturing arrangements.

        The principal raw materials used by us for our various products are purchased in the open market. Most of these materials are available from several sources.

Employees

        As of December 31, 2010, we had approximately 4,300 employees. These employees included approximately 2,400 in production, 1,100 in sales and marketing, 300 in research and development and 500 in general and administrative positions. Collective bargaining exists for some employees in a number of markets. We currently consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Product Liability Insurance

        We have product liability insurance to cover damages resulting from the use of our products. We have in place clinical trial insurance in the major markets where we conduct clinical trials.

Seasonality of Business

        Our results of operations have not been materially impacted by seasonality.

Geographic Areas

        A significant portion of our revenues are generated from operations or otherwise earned outside the U.S. and Canada. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see Item 1A., Risk Factors in this Form 10-K.

        See Note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding revenues by geographic area.

        A significant portion of our revenue and income is earned in Barbados, which has low domestic tax rates. See Item 1A., Risk Factors in this Form 10-K.

Available Information

        Our Internet address is www.valeant.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The information on our Internet website is not incorporated by reference into this Form 10-K or our other securities filings and is not a part of such filings.

        We are also required to file reports and other information with the securities commissions in all provinces in Canada. You are invited to read and copy any reports, statements or other information, other than confidential filings, that we file with the provincial securities commissions. These filings are also electronically available from the Canadian System for Electronic Document Analysis and Retrieval ("SEDAR") (http://www.sedar.com), the Canadian equivalent of the SEC's electronic document gathering and retrieval system.

        Our filings may also be read and copied at the SEC's Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

Item 1A.    Risk Factors

        The Company's business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including those risks set forth under the heading entitled "Forward-Looking Statements", and in other documents that the Company files with the SEC and the CSA, before making any investment decision with respect to its securities. If any of the risks or uncertainties actually occur or develop, the Company's business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the market value of the Company's securities could decline, and you could lose all or part of your investment in the Company's securities.

        We operate in an extremely competitive industry. If competitors develop or acquire more effective or less costly drugs for our target indications, our business could be seriously harmed.

        Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. Many of our competitors spend significantly more on research and development related activities than we do. Others may succeed in developing or acquiring products that are more effective than those currently marketed or proposed for development by us. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products. They may also establish exclusive collaborative or licensing relationships with our competitors.

        The failure to integrate successfully the businesses of Valeant and Biovail in the expected time frame could adversely affect the Company's future results.

        The success of the combined Company going forward will depend, in large part, on the ability of the Company to realize the anticipated benefits, including cost savings, from combining the businesses of Valeant and Biovail. To realize these anticipated benefits, the businesses of Valeant and Biovail must be successfully integrated. While the integration process is well underway, it is complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process would result in the Company not achieving the anticipated benefits of the Merger. We cannot assure you that the Company will be successful or that the Company will realize the expected operating efficiencies, synergies, cost savings, revenue enhancements and other benefits anticipated from the Merger.

        Potential difficulties that may be encountered in the integration process include the following:

  •
  integrating the research and development, manufacturing, distribution, sales, marketing and promotion activities and financial and information technology systems of Valeant and Biovail;

  •
  challenges and difficulties associated with managing the larger, more complex, combined business;

  •
  identifying and eliminating redundant and underperforming operations and assets;

  •
  consolidating sales and marketing operations and corporate and administrative infrastructures;

  •
  conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;

  •
  integrating personnel from the two companies while maintaining focus on producing and delivering consistent, high quality products;

  •
  distracting employees from operations;

  •
  retaining existing customers and attracting new customers;

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

        The Company estimates that it will incur costs in the range of $135 million and $180 million in connection with its integration initiatives; however, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses.

  The Company's effective tax rates may increase.

        The Company has operations in various countries that have differing tax laws and rates. The Company's tax reporting is supported by current domestic tax laws in the countries in which the Company operates and the application of tax treaties between the various countries in which the Company operates. The Company's income tax reporting will be, and the historic tax reporting of each of Valeant and Biovail is, subject to audit by domestic and foreign authorities. The Company's effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among the different jurisdictions in which it operates; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which it operates; changes in its eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in a substantial increase in the effective tax rate on all or a portion of the Company's income.

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

        The Company has incurred significant indebtedness, which indebtedness may restrict the manner in which the Company conducts business and limit the Company's ability to implement elements of its growth strategy.

        The Company has incurred significant indebtedness in connection with and following the Merger. We may also incur additional long-term debt and working capital lines of credit to meet future financing needs which, subject to certain restrictions under our indebtedness, including the Credit Facilities and the Senior Notes, would increase our total debt. This indebtedness may restrict the manner in which the Company conducts business and limit the Company's ability to implement elements of its growth strategy, including with respect to:

  •
  limitations on our ability to obtain additional debt financing;

  •
  instances in which we are unable to meet the financial covenants contained in our debt agreements or to generate cash sufficient to make required debt payments, which circumstances would have the potential of resulting in the acceleration of the maturity of some or all of our outstanding indebtedness;

  •
  the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes;

  •
  requiring us to issue debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

  •
  compromising our flexibility to plan for, or react to, competitive challenges in our business;

  •
  the possibility that we are put at a competitive disadvantage relative to competitors that do not have as much debt as us, and competitors that may be in a more favorable position to access additional capital resources; and

  •
  limitations on our ability to execute business development activities to support our strategies.

  We may be unable to identify, acquire or integrate acquisition targets successfully.

        Part of our business strategy includes acquiring and integrating complementary businesses, products, technologies or other assets, and forming strategic alliances, joint ventures and other business combinations, to help drive future growth. We may also in-license new products or compounds. Acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. If the acquisition is consummated, the integration of the acquired business, product or other assets into our company may be also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them.

  Obtaining necessary government approvals is time consuming and not assured.

        The FDA and TPD approval must be obtained in the U.S. and Canada, respectively, and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA, TPD and other regulatory approval for new products and manufacturing processes can take a number of years and involves the expenditure of substantial resources. Even if such products appear promising in large-scale Phase 3 clinical trials, regulatory approval may not be achieved and no assurance can be given that we will obtain approval in the U.S., Canada or any other country. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations or that this approval may include limitations on the indications for which we can market a product or onerous risk management programs.

  Our marketed drugs will be subject to ongoing regulatory review.

        Following initial regulatory approval of any drugs we or our partners may develop, we will be subject to continuing regulatory review by the FDA, the TPD and other regulatory authorities in countries where our products are marketed or intended to be marketed, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. The manufacturing, labeling, packaging, storage, distribution, advertising, promotion, reporting and recordkeeping related to the product will also be subject to extensive ongoing regulatory requirements. If we fail to comply with U.S. and Canadian regulatory requirements and those in other countries where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions. In addition, incidents of adverse drug reactions ("ADRs"), unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market. As a condition to granting marketing approval of a product, the FDA and TPD may require a company to conduct additional clinical trials, the results of which could result in the subsequent loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product.

        Our approved products may not achieve or maintain expected levels of market acceptance, which could have a material adverse effect on our business, financial condition and results of operations.

        Even if we are able to obtain and maintain regulatory approvals for our new pharmaceutical products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees, successfully commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. Levels of market acceptance for our new products could be impacted by several factors, many of which are not within our control, including but not limited to the:

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

        If we or our third-party manufacturers are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, the interruption of the manufacture of our products could adversely affect our business. Other manufacturing difficulties or delays may also adversely affect our business, financial condition and results of operations.

        Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with current good manufacturing ("cGMP") or similar standards before approval for marketing. Our failure or that of our contract manufacturers to comply with cGMP regulations or similar regulations outside of the U.S. can result in enforcement action by the FDA or its foreign counterparts, including, among other things, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution.

        Our manufacturing and other processes use complicated and sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Manufacturing complexity, testing requirements and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter. Although we endeavor to properly maintain our equipment, including through on-site quality control and experienced manufacturing supervision, and have key spare parts on hand, our business could suffer if certain manufacturing or other equipment, or all or a portion of our facilities, were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events, such as hurricanes, earthquakes or other natural disasters, explosions, environmental accidents, pandemics, quarantine, equipment failures or delays in obtaining components or replacements, construction delays or defects and other events, both within and outside of our control. We could experience substantial production delays in the event of any such occurrence until we build or locate replacement equipment or a replacement facility, as applicable, and seek to obtain necessary regulatory approvals for such replacement. Any interruption in our manufacture of products could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common shares to decline.

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

        If we are unable to obtain components or raw materials, or products supplied by third parties, our ability to manufacture and deliver our products to the market would be impeded, which could have a material adverse effect on our business, financial condition and results of operations.

        Some components and raw materials used in our manufactured products, and some products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. In the event an existing supplier becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, could have a material adverse effect on our business, financial condition and results of operations, and the market value of our common shares could decline.

        Disruptions of delivery of our products could adversely impact our business, financial condition and results of operations.

        The supply of our products to our customers is subject to and dependent upon the use of transportation services. Disruption of transportation services could adversely impact our financial results.

        We have entered into distribution agreements with other companies to distribute certain of our products at supply prices based on net sales. Declines in the pricing and/or volume, over which we have no control, of such products, and therefore the amounts paid to us, may have a material adverse effect on our business and results of operations.

        Our portfolio of generic products is the subject of various agreements, pursuant to which we manufacture and sell generic products to other companies, which distribute such products at a supply price typically based on net sales. These companies make all distribution and pricing decisions independently of us. If the pricing or volume of such generic products declines, our revenues would be adversely impacted which could have a material adverse effect on our business and results of operations and could cause the market value of our common shares to decline.

        Our marketing, promotional and pricing practices, as well as the manner in which sales forces interact with purchasers, prescribers and patients, are subject to extensive regulation and any material failure to comply could result in significant sanctions against the Company.

        The marketing, promotional, and pricing practices of pharmaceutical companies, as well as the manner in which companies, in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for our products. Many companies, including the Company, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences to the Company. We are now operating under a CIA that requires us to maintain a comprehensive compliance program governing our sales, marketing and government pricing and contracting functions. Material failures to comply with the CIA could result in significant sanctions to the Company, including monetary penalties and exclusion from federal health care programs.

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

        A significant amount of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights. These products represent a significant amount of our revenues. Without exclusivity protection, competitors face fewer barriers in introducing competing products. The introduction of competing products could adversely affect our results of operations and financial condition.

        Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.

        We conduct a significant portion of our business outside the U.S. and Canada. We sell our pharmaceutical products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions.

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

        We also face foreign currency exposure on the translation of our operations in Canada from Canadian dollars to U.S. dollars. Where possible, we manage foreign currency risk by managing same currency assets in relation to same currency liabilities, and same currency revenue in relation to same currency expenses. As a result, both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. We also have additional foreign currency exposure related to the Polish zloty (and other Eastern European currencies), the Mexican peso, the Brazilian real and the Australian dollar.

        The Company must continue to retain, motivate and recruit executives and other key employees, and failure to do so could negatively affect the Company.

        The Company must continue to retain, motivate and recruit executives and other key employees. A failure by the Company to retain and motivate executives and other key employees could have an adverse impact on the Company's business.

        The general business and economic conditions in the U.S., Canada and other countries in which we conduct business could have a material adverse impact on our liquidity and capital resources, revenues and operating results.

        We may be impacted by general economic conditions and factors over which we have no control, such as changes in inflation, interest rates and foreign currency rates, lack of liquidity in certain markets and volatility in capital markets. Similarly, adverse economic conditions impacting our customers could cause purchases of our products to decline, which could adversely affect our revenues and operating results. Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending. Any failure to attain our projected revenues and operating results as a result of adverse economic or market conditions could have a material adverse effect on our business and result in a decline in the price of our common stock.

  We are exposed to risks related to interest rates.

        The primary objective of investing our excess cash is the protection of principal and, accordingly, we invest in investment grade securities with varying maturities, but typically less than one year. Our Credit Facility bears interest based on U.S. dollar London Interbank Offering Rates, or U.S. Prime Rate, or Federal Funds effective rate. Thus, a change in the short-term interest rate environment could have a material adverse effect on our results of operations, financial condition or cash flows. As of December 31, 2010, we do not have any outstanding interest rate swap contracts.

        We are involved in various legal proceedings that could adversely affect us.

        We are involved in several legal proceedings, including those described in Note 24 of notes to consolidated financial statements in Item 15 of this Form 10-K. Defending against claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on us.

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

        We may become involved in infringement actions which are uncertain, costly and time-consuming and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        The pharmaceutical industry historically has generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our major products still under patent protection, we could lose a significant portion of sales in a very short period. We may also become subject to infringement claims by third parties and may have to defend against charges that we violated patents or the proprietary rights of third parties. If we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties. The outcomes of infringement action are uncertain and infringement actions are costly and divert technical and management personnel from their normal responsibilities.

        We are subject to various laws and regulations, including "fraud and abuse" laws and anti-bribery laws, and a failure to comply with such laws and regulations or prevail in any litigation related to noncompliance could harm our business.

        Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care "fraud and abuse" laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, the U.S. Foreign Corrupt Practices Act ("FCPA") and other state and federal laws and regulations. We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. Increasingly, states require pharmaceutical companies to have comprehensive compliance programs and to disclose certain payments made to healthcare providers or funds spent on marketing and promotion of drug products. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from federal healthcare programs or other sanctions.

        The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S. and Canada. We cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

        Any future changes to the laws and regulations affecting public companies, as well as compliance with existing provisions of SOX in the U.S. and Part XXIII.1 of the Securities Act (Ontario), R.S.O. 1990, c. S.5 (the "Ontario Securities Act") and related rules and applicable stock exchange rules and regulations, may cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. Delays, or a failure to comply with any laws, rules and regulations that apply to us, could result in enforcement actions, the assessment of other penalties and civil suits. New laws and regulations could make it more expensive for us under indemnities we provide to our officers and directors and could make it more difficult for us to obtain certain types of insurance, including liability insurance for directors and officers; as such, we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or as officers. We are required annually to review and report on the effectiveness of our internal control over financial reporting in accordance with applicable securities laws. Our registered public accounting firm is also required to report on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal controls over our financial reporting, there is the possibility of errors or omissions occurring or misrepresentations in our disclosures which could have a material adverse effect on our business and financial condition and the value of our common shares.

        Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably and could adversely affect our business.

        In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act ("PPACA"), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or "donut hole." The law also revised the definition of "average manufacturer price" for reporting purposes, which may increase the amount of our Medicaid drug rebates to states. Beginning in 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners. A variety of federal and state agencies are responsible for implementing the law, including through the issuance of rules, regulations or guidance that materially affect our business. Various legal challenges have been filed against the law, with some lower courts reaching conflicting decisions, and we cannot predict at this time what impact these challenges will have on our business.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We believe that we have sufficient facilities to conduct our operations during 2011. The following table lists the location, use, size and ownership interest of our principal properties:

Location	Purpose	Owned or Leased	Approximate Square Footage
Mississauga, Ontario, Canada	Corporate Headquarters	Leased	79,000	(1)
Aliso Viejo, California	Corporate offices and administration	Leased	110,000	(1)
Bridgewater, New Jersey	Administration	Leased	110,000
Christ Church, Barbados	Commercial, IP and strategic planning	Owned	23,000
U.S. Dermatology
Petaluma, California	Offices and laboratories	Leased	50,000
U.S. Neurology and Other
Chantilly, Virginia	Research and development services	Leased	80,000	(2)
Canada and Australia
Montreal, Quebec, Canada	Offices, manufacturing and warehouse facility	Owned	94,000
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	250,000
Branded Generics — Latin America
Mexico City, Mexico	Offices and manufacturing facility	Leased	102,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	211,000
San Juan del Rio, Mexico	Manufacturing facility	Owned	96,000
Indaiatuba, Brazil	Manufacturing facility	Owned	165,000
Branded Generics — Europe
Rzeszow, Poland	Offices and manufacturing facility	Owned	447,000
Warszawa (Marynarska), Poland	Offices	Leased	124,000

(1)
In the first half of 2011, we plan to vacate our corporate headquarters in Mississauga and our corporate offices in Aliso Viejo and relocate to other smaller leased facilities.

(2)
Following the completion of certain activities associated with the termination of certain of our research and development projects, we intend to vacate our leased facility in Chantilly, Virginia.

        We believe our facilities are in satisfactory condition and are suitable for their intended use, although some limited investments to improve our manufacturing and other related facilities are contemplated, based on the needs and requirements of our business.

Item 3.    Legal Proceedings

        See Note 24 of notes to consolidated financial statements in Item 15 of this Form 10-K, which is incorporated by reference herein.

Item 4. (Removed and Reserved)

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common shares are traded on the New York Stock Exchange ("NYSE") and on the Toronto Stock Exchange ("TSX") under the symbol "VRX". The following table sets forth the high and low per share sales prices for our common shares on the NYSE and TSX for the periods indicated.

	NYSE		TSX
	High $	Low $	High C$	Low C$
2009
First quarter	12.15	9.41	14.53	10.30
Second quarter	13.75	9.26	15.90	10.90
Third quarter	15.50	12.14	16.59	13.45
Fourth quarter	15.49	12.91	16.55	13.78
2010
First quarter	16.97	13.64	17.26	14.60
Second quarter	19.81	13.66	20.87	14.34
Third quarter	27.74	18.07	28.50	19.25
Fourth quarter	30.80	24.06	30.85	24.41

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

Holders

        The approximate number of holders of record of our common shares as of February 23, 2011 is 2,580.

Performance Graph

        The following graph compares the cumulative total return on our common shares with the cumulative return on the S&P 500 Index, the TSX/S&P Composite Index and a 10-stock Custom Composite Index for the five years ended December 31, 2010, in all cases, assuming reinvestment of dividends. The Custom Composite Index consists of Allergan, Inc.; Cephalon, Inc.; Endo Pharmaceuticals Holdings Inc.; Forest Laboratories, Inc.; Gilead Sciences, Inc.; King Pharmaceuticals, Inc.; Medicis Pharmaceutical Corporation; Mylan Inc.; Perrigo Company; Shire Pharmaceuticals Group plc; and Watson Pharmaceuticals, Inc.

Dividends

        During 2009 and 2010, we declared dividends per common share as follows:

Date Declared	Dividend per Share	Payment Date
February 26, 2009	$0.375	April 6, 2009
May 6, 2009	$0.09	July 6, 2009
August 6, 2009	$0.09	October 5, 2009
November 5, 2009	$0.09	January 4, 2010
February 25, 2010	$0.09	April 5, 2010
May 6, 2010	$0.095	July 5, 2010
August 5, 2010	$0.095	October 4, 2010
November 4, 2010	$1.00	December 22, 2010

Total	$1.925

        On November 4, 2010, our board of directors declared a special dividend of $1.00 (the "post-Merger special dividend") per common share, no par value. Shareholders of record as of the close of business on November 15, 2010 (the "record date") were entitled to receive the post-Merger special dividend on December 22, 2010. In connection with the post-Merger special dividend, we established a special dividend reinvestment plan under which eligible shareholders of record as of the record date could elect to reinvest the post-Merger special dividend (net of any applicable withholding tax) in additional common shares of the Company. Following the payment of the post-Merger special dividend, the special dividend reinvestment plan was terminated. The aggregate cash post-Merger special dividend paid was $297.6 million and we issued 72,283 additional shares to shareholders that elected to reinvest in additional common shares of the Company.

        While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future.

        See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Selected Financial Information — Cash Dividends", for additional details about our dividend payments.

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

Investment Canada Act

        An acquisition of control of a Canadian business by a non-Canadian is either reviewable (a "Reviewable Transaction"), in which case it is subject to both a reporting obligation and an approval process, or notifiable, in which case it is subject to only a post-closing reporting obligation. In the case of a Reviewable Transaction, the non-Canadian acquirer must submit an application for review with the prescribed information. The responsible Minister is then required to determine whether the Reviewable Transaction is likely to be of net benefit to Canada, taking into account the assessment factors specified in the Investment Canada Act and any written undertakings that may have been given by the non-Canadian acquirer.

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

Competition Act

        Part IX of the Competition Act (Canada) (the "Competition Act") requires that a pre-merger notification filing be submitted to the Commissioner of Competition (the "Commissioner") in respect of certain classes of merger transactions that exceed certain prescribed thresholds. If a proposed transaction exceeds such thresholds, subject to certain exceptions, the notification filing must be submitted to the Commissioner and the statutory waiting period must expire or be terminated early or waived by the Commissioner before the transaction can be completed.

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

Exchange Controls

        Canada has no system of exchange controls. There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors. There are no laws in Canada or exchange restrictions affecting the remittance of dividends, profits, interest, royalties and other payments to non-resident holders of our securities, except as discussed in "Taxation" below.

Taxation

Canadian Federal Income Taxation

        The following discussion is a summary of the principal Canadian federal income tax considerations generally applicable to a holder of our common shares who, at all relevant times, for purposes of the Income Tax Act (Canada) and the Income Tax Regulations (collectively, the "Canadian Tax Act") deals at arm's-length with, and is not affiliated with, our Company, beneficially owns its common shares as capital property and does not use or hold and is not deemed to use or hold such common shares in carrying on a business in Canada and who, at all relevant times, for purposes of the application of the Canadian Tax Act and the Canada-U.S. Income Tax Convention (1980, as amended) (the "U.S. Treaty"), is resident in the U.S., is not, and is not deemed to be, resident in Canada and is eligible for benefits under the U.S. Treaty (a "U.S. Holder"). Special rules, which are not discussed in the summary, may apply to a non-resident holder that is an insurer that carries on an insurance business in Canada and elsewhere or that is an "authorized foreign bank" as defined in the Canadian Tax Act.

        The U.S. Treaty includes limitation on benefits rules that restrict the ability of certain persons who are resident in the U.S. to claim any or all benefits under the U.S. Treaty. Furthermore, limited liability companies ("LLCs") that are not taxed as corporations pursuant to the provisions of the U.S. Internal Revenue Code of 1986, as amended (the "Code") do not qualify as resident in the U.S. for purposes of the U.S. Treaty. Under the U.S. Treaty, a resident of the U.S. who is a member of such an LLC and is otherwise eligible for benefits under the U.S. Treaty may generally be entitled to claim benefits under the U.S. Treaty in respect of income, profits or gains derived through the LLC. Residents of the U.S. should consult their own tax advisors with respect to their eligibility for benefits under the U.S. Treaty, having regard to these rules.

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

        As long as the common shares are then listed on a "designated stock exchange", which currently includes the NYSE and TSX, the common shares generally will not constitute taxable Canadian property of a U.S. Holder, unless (a) at any time during the 60-month period preceding the disposition, the U.S. Holder, persons not dealing at arm's length with such U.S. Holder or the U.S. Holder together with all such persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and more than 50% of the fair market value of the common shares was derived, directly or indirectly, from a combination of (i) real or immoveable property situated in Canada, (ii) "Canadian resource property" (as such term is defined in the Tax Act), (iii) "timber resource property" (as such terms are defined in the Tax Act), or (iv) options in respect of interests in, or for civil law rights in, any such properties whether or not the property exists, or (b) the common shares are otherwise deemed to be taxable Canadian property.

        Common shares will be treaty-protected property where the U.S. Holder is exempt from income tax under the Canadian Tax Act on the disposition of common shares because of the U.S. Treaty. Common shares owned by a U.S. Holder will generally be treaty-protected property where the value of the common shares is not derived principally from real property situated in Canada, as defined in the U.S. Treaty.

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

Securities Authorized for Issuance under Equity Compensation Plans

        Information required under this Item will be included in our definitive proxy statement for the 2011 Annual and Special Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the "2011 Proxy Statement"), and such required information is incorporated herein by reference.

Purchases of Equity Securities by the Company and Affiliated Purchases

        On August 6, 2009, we announced that our board of directors had renewed the then share repurchase program. That share repurchase program terminated on August 11, 2010. No shares were repurchased under that program.

        On November 4, 2010, we announced that our board of directors approved a securities repurchase program (the "securities repurchase program"), pursuant to which we may make purchases of our common shares, Convertible Notes and/or Senior Notes up to an aggregate maximum value of $1.5 billion, subject to any restrictions in our financing agreements and applicable law. Our board of directors also approved a sub-limit of up to 16 million common shares, representing approximately 10% of our public float (as estimated at the commencement of the securities repurchase program), to be purchased for cancellation under a normal course issuer bid through the facilities of the NSYE and TSX. We may initially make purchases under the securities repurchase program of up to 15 million common shares through the facilities of the NYSE, in accordance with applicable rules and guidelines. This represents approximately 5% of our issued and outstanding common shares as of November 4, 2010. Following additional filings and related approvals, we may also purchase common shares over the TSX. The program does not require us to repurchase a minimum number of securities, and the program may be modified, suspended or terminated at any time without prior notice. The securities repurchase program will terminate on November 7, 2011 or at such earlier time as we complete our purchases. Under the terms of our Credit Facility, our purchases under the securities repurchase program are subject to certain monetary thresholds, above which we require the consent of the lenders. The amount of securities to be purchased and the timing of purchases under the securities repurchase program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under the Company's financing agreements. The securities to be repurchased will be funded using the Company's cash resources.

        During the fourth quarter of 2010, we repurchased $126.3 million aggregate principal amount of our 5.375% Convertible Notes at an aggregate purchase price of $259.2 million (at an average price of $2.05 per $1.00 principal amount) and we repurchased 2,305,000 common shares at an average price of $26.08 per share, for total cash consideration of $60.1 million.

        Set forth below is the information regarding shares repurchased under the securities repurchase program during the fourth quarter of the year ended December 31, 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased under the Plan(1)
	(In thousands)		(In thousands)	(In thousands)
10/1/10 - 10/31/10	—	$—	—	$1,500,000
11/1/10 - 11/30/10	2,005 shares	$25.55	2,005 shares	$1,448,755
	$52,000 principal amount of 5.375%	$1.90 per $1.00	$52,000 principal amount of 5.375%
	Convertible Notes	principal amount	Convertible Notes	$1,349,899
12/1/10 - 12/31/10	300 shares	$29.61	300 shares	$1,341,013
	$74,267 principal amount of 5.375% Convertible Notes	$2.16 per $1.00 principal amount	$74,267 principal amount of 5.375% Convertible Notes	$1,180,620

(1)
The purchase of our shares under the normal course issuer bid approved by the board of directors is also subject to a sublimit, as described above.

        In January 2011, in connection with the securities repurchase program, we repurchased an additional $11.4 million principal amount of the 5.375% Convertible Notes for consideration of $24.8 million.

        On February 24, 2011, we entered into an agreement to repurchase 7.4 million common shares from ValueAct Capital Master Fund, L.P. ("ValueAct") for an aggregate purchase price of $275 million negotiated at a 5.77% discount over a 20-day trading day average, which was calculated in a similar manner to Valeant's privately negotiated share repurchase from ValueAct completed in May 2010. The transaction, which is subject to closing conditions, is expected to be consummated on March 17, 2011, or such other time or date as the parties to the purchase agreement may agree. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined our board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct. The description set forth above is qualified in its entirety by the purchase agreement, filed herewith as Exhibit 2.10.

Item 6.    Selected Financial Data

        The following table of selected consolidated financial data of our Company has been derived from financial statements prepared in accordance with U.S. GAAP. The data is qualified by reference to, and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP (see Item 15 of this Form 10-K) as well as the discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". All dollar amounts are expressed in thousands of U.S. dollars, except per share data.

	Year Ended December 31
	2010(1)	2009	2008	2007	2006
Consolidated operating data:
Revenue	$1,181,237	$820,430	$757,178	$842,818	$1,067,722
Operating income (loss)	(110,085)	181,154	124,109	188,014	238,867
Income (loss) from continuing operations	(208,193)	176,455	199,904	195,539	215,474
Net income (loss)	(208,193)	176,455	199,904	195,539	211,626
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1.06)	$1.11	$1.25	$1.22	$1.35
Net income (loss)	$(1.06)	$1.11	$1.25	$1.22	$1.32
Cash dividends declared per share	$1.28	$0.65	$1.50	$1.50	$1.00

	At December 31
	2010	2009	2008	2007	2006
Consolidated balance sheet:
Cash and cash equivalents	$394,269	$114,463	$317,547	$433,641	$834,540
Working capital	327,710	93,734	223,198	339,439	647,337
Total assets	10,795,117	2,059,290	1,623,565	1,782,115	2,192,442
Long-term obligations	3,595,277	326,085	—	—	410,525
Common shares	5,251,730	1,465,004	1,463,873	1,489,807	1,476,930
Shareholders' equity (net assets)	4,911,096	1,354,372	1,201,599	1,297,819	1,302,257
Number of common shares issued and outstanding (000s)	302,449	158,311	158,216	161,023	160,444

(1)
Amounts for 2010 include the impact of the Merger with Valeant on September 28, 2010, including increased costs as a result of the amortization of intangible assets and inventory step-up and the impact of a restructuring program initiated as a result of the Merger.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the audited consolidated financial statements, and notes thereto, prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for the fiscal year ended December 31, 2010 (the "2010 Financial Statements").

        Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "2010 Form 10-K"), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

        Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of February 28, 2011.

        All dollar amounts are expressed in U.S. dollars.

COMPANY PROFILE

        On September 28, 2010 (the "Merger Date"), Biovail Corporation ("Biovail") completed the acquisition of Valeant Pharmaceuticals International ("Valeant") through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the "Merger"). In connection with the Merger, Biovail was renamed "Valeant Pharmaceuticals International, Inc." ("we", "us", "our" or the "Company").

        Since the Merger, our strategy is to focus the newly combined Biovail and Valeant businesses on core geographies and therapeutic classes, manage pipeline assets through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, share buybacks and debt repurchases. We believe this strategy will allow us to improve both our growth rates and profitability and to enhance shareholder value, while exploiting the benefits of the Merger.

        Our leveraged research and development model is one key element to this business strategy. It will allow us to progress development programs to drive future commercial growth, while minimizing our research and development expense. This will be achieved in four ways:

  •
  structuring partnerships and collaborations so that our partners share development costs;

  •
  bringing products already developed for other markets to new territories;

  •
  acquiring dossiers and registrations for branded generic products, which require limited manufacturing start-up and development activities; and

  •
  selling internal development capabilities to third parties, thereby allowing higher utilization and infrastructure cost absorption.

        We will be diverse not only in our sources of revenues from our broad drug portfolio, but also among the therapeutic classes and geographic segments we serve. We will have a focused geographic footprint and focus on those businesses that we view to have the potential for strong operating margins and solid growth, while providing natural balance across geographies. In addition, we will have an established portfolio of specialty pharmaceutical, branded generic and over-the-counter ("OTC") products with a focus in the dermatology therapeutic area.

        We will measure our success through shareholder returns and, on that basis, as of February 23, 2011, the market price of our common shares on the New York Stock Exchange ("NYSE") has increased approximately 50% since the Merger Date.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

BIOVAIL MERGER WITH VALEANT

Description of the Transaction

        On September 28, 2010, a wholly-owned subsidiary of Biovail acquired all of the outstanding equity of Valeant in a share transaction, in which each share of Valeant common stock was cancelled and converted into the right to receive 1.7809 Biovail common shares. The share consideration was valued at $26.35 per share based on the market price of Biovail's common shares as of the Merger Date. In addition, immediately preceding the effective time of the Merger, Valeant paid its stockholders a special dividend of $16.77 per share (the "pre-Merger special dividend") of Valeant common stock. As a result of the Merger, Valeant became a wholly-owned subsidiary of Biovail.

        On December 22, 2010, the Company paid a post-Merger special dividend of $1.00 per common share (the "post-Merger special dividend"). The post-Merger special dividend comprised aggregate cash paid of $297.6 million and 72,283 shares issued to shareholders that elected to reinvest in additional common shares of the Company through a special dividend reinvestment plan, which plan was terminated following payment of the post-Merger special dividend.

        Valeant is a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Valeant's specialty pharmaceutical and OTC products are marketed under brand names and are sold in the U.S., Canada, Australia and New Zealand, where Valeant focuses most of its efforts on the dermatology and neurology therapeutic classes. Valeant also has branded generic and OTC operations in Europe and Latin America, which focus on pharmaceutical products that are bioequivalent to original products and are marketed under company brand names.

        The Merger has resulted in, and is expected to continue to result in, significant strategic benefits to the Company through the creation of a larger, more globally diversified company with a broader and better diversified array of products and an expanded presence in North America and internationally. In addition, the market capitalization, profitability and free cash flow of the Company are, and are expected to continue to be, stronger relative to either Biovail or Valeant on a stand-alone basis. We have achieved, and expect to continue to achieve, significant operational cost savings, coming from, among other things, reductions in research and development, general and administrative expenses, and sales and marketing.

Basis of Presentation

        The transaction has been accounted for as a business combination under the acquisition method of accounting, which requires, among other things, the share consideration transferred be measured at the acquisition date based on the then-current market price and that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Biovail was both the legal and accounting acquirer in the Merger. Accordingly, the Company's consolidated financial statements reflect the assets, liabilities and results of operations of Valeant from the Merger Date. Acquisition-related transaction costs and certain acquisition-related restructuring charges are not included as a component of the acquisition accounting, but are accounted for as expenses in the periods in which the costs are incurred.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fair Value of Consideration Transferred

($ in 000s, except per share data; Number of shares, stock options and restricted share units in thousands)	Conversion Calculation	Fair Value	Form of Consideration
Number of common shares of Biovail issued in exchange for Valeant common stock outstanding as of the Merger Date	139,137
Multiplied by Biovail's stock price as of the Merger Date(a)	$26.35	$3,666,245	Common shares

Number of common shares of Biovail expected to be issued pursuant to vested Valeant restricted share units ("RSUs") as a result of the Merger	1,694
Multiplied by Biovail's stock price as of the Merger date(a)	$26.35	44,643	Common shares

Fair value of vested and partially vested Valeant stock options converted into Biovail stock options		110,687	Stock options
Fair value of vested and partially vested Valeant RSUs converted into Biovail RSUs		58,726	RSUs
Cash consideration paid and payable		51,739	Cash(b)

Total fair value of consideration transferred		$3,932,040

(a)
As the Merger was effective at 12:01 a.m. on September 28, 2010, the conversion calculation reflects the closing price of Biovail's common shares on the NYSE at September 27, 2010.

(b)
Cash consideration includes $39.7 million of income tax withholdings paid by the Company on behalf of employees of Valeant, in connection with the net share settlement of certain vested Valeant RSUs as of the Merger Date. In addition, under the terms of the Company's employment agreement with J. Michael Pearson, Chief Executive Officer, cash equal to the pre-Merger special dividend payment will be paid to Mr. Pearson in respect of any of his 2008 performance awards that vest in February 2011 at the time of such vesting. As of the Merger Date, the aggregate amount of this cash payment in respect of the pre-Merger special dividend was estimated to be $13.7 million based on the assumption that Mr. Pearson's 2008 performance awards will vest at the maximum performance target. Of that amount, the portion attributable to Mr. Pearson's pre-Merger service ($12.1 million) was recognized in the fair value of consideration transferred, while the portion attributable to Mr. Pearson's post-Merger service ($1.6 million) is being recognized as share-based compensation expense over the remaining vesting period from the Merger Date to February 2011.

Assets Acquired and Liabilities Assumed

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Merger Date. The following recognized amounts are provisional and subject to change:

  •
  the amounts and useful lives for identifiable intangible assets, pending the finalization of valuation efforts;

  •
  the amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, and the filing of Valeant's pre-Merger tax returns; and

  •
  the allocation of goodwill among reporting units, pending the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.

        The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the Merger Date may result in retrospective adjustments to the provisional amounts recognized at the Merger Date. These

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

changes could be significant. The Company expects to finalize these amounts no later than one year from the Merger Date.

($ in 000s)	Amounts Recognized as of Merger Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of Merger Date (as adjusted)
	$	$	$
Cash and cash equivalents	348,637	—	348,637
Accounts receivable	194,930	—	194,930
Inventories(c)	208,874	—	208,874
Other current assets	33,460	(2,591)	30,869
Property, plant and equipment	184,757	—	184,757
Identifiable intangible assets, excluding in-process research and development(d)	3,844,310	—	3,844,310
In-process research and development(e)	1,399,956	5,000	1,404,956
Other non-current assets	5,905	203	6,108
Current liabilities	(384,223)	(1,351)	(385,574)
Long-term debt, including current portion(f)	(2,913,614)	—	(2,913,614)
Deferred income taxes, net	(1,472,321)	4,530	(1,467,791)
Other non-current liabilities	(140,397)	(8,910)	(149,307)

Total indentifiable net assets	1,310,274	(3,119)	1,307,155
Equity component of 4.0% Convertible Notes(f)	(225,971)	—	(225,971)
Call option agreements	(28,000)	—	(28,000)
Goodwill(g)	2,863,653	15,203	2,878,856

Total fair value of consideration transferred	3,919,956	12,084	3,932,040

(a)
As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(b)
The measurement period adjustments primarily reflect: (i) an increase in the total fair value of consideration transferred to recognize the estimated cash payment in respect of the pre-Merger special dividend on Mr. Pearson's 2008 performance awards (as described above under "Fair Value of Consideration Transferred"); (ii) a change in the fair value of acquired in-process research and development ("IPR&D") assets related to the value ascribed to taribarivin (as described below under "Acquisitions — Ribavirin"); and (iii) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the Merger Date, and did not result from intervening events subsequent to the Merger Date. These adjustments did not have a significant impact on the Company's previously reported consolidated financial statements for the quarter ended September 30, 2010 and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)
Includes $72.1 million to record Valeant's inventory at its estimated fair value, which is being recognized as a charge to cost of goods sold as the inventory acquired is subsequently sold, including $53.3 million in the fourth quarter of 2010. The remaining inventory acquisition accounting adjustment of $18.8 million is expected to be substantially included in cost of goods sold in the first quarter of 2011.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(d)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

($ in 000s)	Weighted- Average Useful Lives	Amounts Recognized as of Merger Date
	(Years)	$
Product brands	16	3,114,689
Corporate brands	20	168,602
Product rights	9	360,970
Out-licensed technology and other	7	200,049

Total identifiable intangible assets acquired	15	3,844,310

(e)
Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The significant components of the acquired IPR&D assets relate to the development of ezogabine/retigabine in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc (the entities within The Glaxo Group of Companies are referred throughout as "GSK"), and a number of dermatology products, which are described below under "Products in Development". The following table summarizes the provisional amounts assigned to acquired IPR&D assets:

($ in 000s)	Amounts Recognized as of Merger Date
$
Ezogabine/retigabine	891,461
Dermatology products	431,323
Other	82,172

Total IPR&D assets acquired	1,404,956

  A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 9% was used to present value the projected cash flows. Material cash inflows are expected to commence in 2011 for ezogabine/retigabine and between 2013 and 2016 for the dermatology products. Solely for purposes of estimating the fair value of these assets, we have estimated that we will incur costs of approximately $200 million to complete the products in development.

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

(f)
In connection with the Merger, Valeant secured financing of $125.0 million under a senior secured revolving credit facility (the "Revolving Credit Facility"), $1.0 billion under a senior secured term loan A facility (the "Term Loan A Facility"), and $1.625 billion under a senior secured term loan B facility (the "Term Loan B Facility" and, together with the Revolving Credit Facility and Term Loan A Facility, the "Credit

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Facilities"), and used a portion of the proceeds to undertake the following transactions prior to the Merger Date:

  •
  fund the payment of the pre-Merger special dividend;

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

  Concurrent with the closing of the Merger, Valeant issued $500.0 million aggregate principal amount of 6.75% senior notes due 2017 (the "2017 Notes") and $700.0 million aggregate principal amount of 7.00% senior notes due 2020 (the "2020 Notes"). A portion of the proceeds of the 2017 Notes and 2020 Notes offering was used to pay down $1.0 billion of the Term Loan B Facility.

  Valeant incurred $118.4 million of debt issuance costs in connection with the above financings that were ascribed a fair value of nil in the acquisition accounting.

  In addition, as of the Merger Date, Valeant had $225.0 million outstanding principal amount of 4.0% convertible subordinated notes due 2013 (the "4.0% Convertible Notes"). The Company is required to separately account for the liability component and equity component of the 4.0% Convertible Notes, as these notes have cash settlement features. The fair value of the 4.0% Convertible Notes was determined to be $446.5 million. A fair value of $220.5 million has been allocated to the liability component in a manner reflecting the Company's interest rate for a similar debt instrument without a conversion feature. The residual of the fair value of $226.0 million represents the carrying amount of the equity component, which was recorded as additional paid-in capital in the Company's consolidated shareholders' equity.

  The following table summarizes the fair value of long-term debt assumed as of the Merger Date:

($ in 000s)	$
Term Loan A Facility	1,000,000
Term Loan B Facility	500,000
2017 Notes	497,500
2020 Notes	695,625
4.0% Convertible Notes	220,489

Total long-term debt assumed	2,913,614

(g)
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

Acquisition-Related Costs

        We have incurred to date $38.3 million of transaction costs directly related to the Merger, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ACQUISITIONS

Cholestagel®

        On February 9, 2011, we acquired the Canadian rights to Cholestagel®, an oral bile acid sequestrant for hypercholesterolemia, from Genzyme Corporation for a $2.0 million upfront payment, to be followed by potential additional milestone payments totaling up to $7.0 million.

ACZONE®

        On February 7, 2011, we entered into an agreement to license the Canadian rights to ACZONE® Gel 5%, a topical formulation of dapsone used in the treatment of acne vulgaris, from Allergan, Inc. for an upfront payment of approximately $0.5 million and subsequent additional payments based on net sales.

Zovirax®

        On February 2, 2011, we entered into an asset purchase agreement to acquire U.S. rights to non-ophthalmic topical formulations of Zovirax® from GSK. Following receipt of Hart-Scott-Rodino regulatory clearance, we closed the U.S. transaction on February 22, 2011. In addition, concurrent with the execution of the U.S. agreement, we entered into a binding letter of intent with GSK to acquire the Canadian rights to non-ophthalmic topical formulations of Zovirax® and we are in the process of negotiating a definitive agreement for such acquisition. Pursuant to the terms of the asset purchase agreement, we paid to GSK an aggregate amount of $300.0 million in cash for both the U.S. and Canadian rights upon the closing of the U.S. transaction. No additional payments will be made to GSK upon the closing of the Canadian transaction. We have been marketing Zovirax® in the U.S. since January 1, 2002, under a 20-year exclusive distribution agreement with GSK, which distribution agreement terminated following the closing of the U.S. transaction. We have entered into a new supply agreement and a new trademark and domain name license agreement with GSK with respect to the U.S. territory.

PharmaSwiss

        On January 31, 2011, we entered into a stock purchase agreement to purchase all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and OTC pharmaceutical company based in Zug, Switzerland. The aggregate consideration payable is €350.0 million (approximately $479.0 million as of January 31, 2011) plus up to an additional €30.0 million (approximately $41.0 million as of January 31, 2011) in contingent payments if certain net sales milestones of PharmaSwiss are achieved for the calendar year ended 2011. The closing consideration is also subject to a working capital adjustment.

        PharmaSwiss is an existing partner to several large pharmaceutical and biotech companies offering regional expertise in such functions as regulatory, compliance, sales, marketing and distribution, in addition to developing its own product portfolio. Through its business operations, PharmaSwiss offers a broad product portfolio in seven therapeutic areas and operations in 19 countries throughout Central and Eastern Europe, including Poland, Hungary, the Czech Republic and Serbia, as well as in Greece and Israel.

        The transaction, which is subject to customary closing conditions, including certain regulatory approvals, is expected to close in the first quarter of 2011.

Ribavirin

        On November 1, 2010, we paid Kadmon Pharmaceuticals LLC ("Kadmon") $7.5 million for exclusive rights to certain dosage forms of ribavirin in Poland, Hungary, the Czech Republic, Slovakia, Romania and Bulgaria. Ribavirin is indicated for the treatment of viral diseases, including hepatitis C virus. The total purchase price has been capitalized as a product right intangible asset with an estimated useful life of 10 years.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Under a separate agreement dated November 1, 2010, the Company granted Kadmon an exclusive, worldwide license to taribavirin, excluding the territory of Japan, in exchange for an upfront payment of $5.0 million, other development milestones, and royalty payments in the range of 8-12% of future net sales. The fair value associated with taribavirin was included in the acquired IPR&D assets identified as of the Merger Date.

Hamilton Brands

        On October 29, 2010, we acquired the intellectual property, trademarks and inventory related to the Hamilton skin care brand in Australia for cash consideration of $14.7 million. The purchase price was allocated to the trademark intangible asset ($11.7 million) and inventory ($3.0 million). The useful life of the trademark intangible asset was estimated to be 10 years.

Istradefylline

        On June 2, 2010, we entered into a license agreement with Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin") to acquire the U.S. and Canadian rights to develop and commercialize products containing istradefylline — a new chemical entity targeted for the treatment of Parkinson's disease.

        Under the terms of the license agreement, we paid an upfront fee of $10.0 million, and we could pay up to $20.0 million in potential development milestones through U.S. Food and Drug Administration ("FDA") approval and up to an additional $35.0 million if certain sales-based milestones are met. We will also make tiered royalty payments of up to 30% on net commercial sales of products containing istradefylline. In connection with this acquisition, we also entered into an agreement with Kyowa Hakko Kirin for the supply of the istradefylline compound.

        This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $10.0 million upfront payment, together with $0.2 million of acquisition costs, was charged to acquired IPR&D expense in the second quarter of 2010.

AMPAKINE®

        On March 25, 2010, we acquired certain AMPAKINE® compounds, including associated intellectual property, from Cortex Pharmaceuticals, Inc. ("Cortex") for use in the field of respiratory depression, a brain-mediated breathing disorder. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, upfront payments totaling $10.0 million made by us to Cortex, together with $0.7 million of acquisition costs, were charged to acquired IPR&D expense in the first quarter of 2010.

        As described below under "Restructuring and Integration — Merger-Related Cost-Rationalization and Integration Initiatives — Research and Development Pipeline Rationalization", we have suspended development of the AMPAKINE® compounds and are reviewing our options with Cortex.

Staccato® Loxapine

        On February 9, 2010, we entered into a collaboration and license agreement with Alexza Pharmaceuticals, Inc. ("Alexza") to acquire the U.S. and Canadian development and commercialization rights to Staccato® loxapine (AZ-004) for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $40.0 million upfront payment made by us to Alexza, together with $0.3 million of acquisition costs, was charged to acquired IPR&D expense in the first quarter of 2010.

        As described below under "Restructuring and Integration — Merger-Related Cost-Rationalization and Integration Initiatives — Research and Development Pipeline Rationalization", we have terminated the collaboration and license agreement with Alexza.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PRODUCTS IN DEVELOPMENT

        We currently have the following products, among others, in clinical development:

  •
  Ezogabine/Retigabine

    As described below under "Collaboration Agreement", together with GSK, we are developing a compound as an adjunctive treatment for partial-onset seizures in patients with epilepsy whose generic name will be ezogabine in the U.S. and retigabine in all other countries. Ezogabine/retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. On October 30, 2009, a New Drug Application ("NDA") was filed for ezogabine for the treatment of refractory partial-onset seizures and the FDA accepted the NDA for review on December 29, 2009. On August 30, 2010, the FDA extended the Prescription Drug User Fee Act goal date for ezogabine to November 30, 2010 due to the recent submission of a solicited formal Risk Evaluation and Mitigation Strategy ("REMS"). The REMS was requested by the FDA in correspondence dated August 16, 2010, and was submitted to the FDA on August 26, 2010. On November 30, 2010, we received a Complete Response Letter from the FDA for ezogabine. We are evaluating the Complete Response Letter in which the FDA cited non-clinical reasons for this action and we believe that these items can be addressed and are working for a timely response to the FDA as soon as possible in 2011.

    Also, the European Medicines Evaluation Agency confirmed on November 17, 2009 that the Marketing Authorization Application ("MAA") filed on October 30, 2009 for ezogabine/retigabine was successfully validated, thus enabling the MAA review to commence. In January 2011, the European Medicines Agency's Committee for Medicinal Products for Human Use issued an opinion recommending marketing authorization for Trobalt™ (retigabine) as an adjunctive (add-on) treatment of partial-onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. Additionally, retigabine received a preliminary approval from the Swiss Agency for Therapeutic Products, Swissmedic, in December 2010.

  •
  Istradefylline (as described above under "Acquisitions — Istradefylline").

  •
  Dermatology Products

    A number of dermatology product candidates are in development including:

      •
      IDP-107 is an oral treatment for moderate to severe acne vulgaris. Acne is a disorder of the pilosebaceous unit characterized by the presence of inflammatory (pimples) and non-inflammatory (whiteheads and blackheads) lesions, predominately on the face. Acne vulgaris is a common skin disorder that affects about 85% of people at some point in their lives. We are currently enrolling patients in a Phase 2b clinical trial to evaluate the safety and efficacy of IDP-107.

      •
      IDP-108, a novel triazole compound, is an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e., ergosterol synthesis inhibition. IDP-108 is a non-lacquer formulation designed for topical delivery into the nail. We are currently conducting a Phase 3 clinical trial to evaluate the safety and efficacy of IDP-108.

      •
      IDP-109 is a compound targeted for treatment of common warts. There is no currently approved prescription treatment for common warts. Common warts is an infection caused by a viral infection (human papilloma virus) and occurs most frequently on the hands. This product is currently in Phase 1 stage of development.

      •
      IDP-115 combines an established anti-rosacea active ingredient with sunscreen agents to provide sun protection in the same topical treatment for rosacea patients. Rosacea is a common condition treated by dermatologists and characterized by multiple signs and symptoms including papules,

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        pustules and erythema, most commonly on the central area of the face. This product has completed Phase 2 clinical trials

      •
      IDP-118 is a topical product targeted to treat psoriasis. Psoriasis is a chronic, autoimmune disease that appears on the skin. This product is currently in Phase 1 stage of development.

  •
  Lifecycle Management Projects

    Through Valeant's acquisition of Aton, we have ongoing lifecycle management programs in place for several of our specialty central nervous system ("CNS") compounds, including Syprine® and Mephyton®, as well as Lacrisert®, which is in our dermatology portfolio. We are developing improvements to these compounds in order to better meet the needs expressed by the medical community.

COLLABORATION AGREEMENT

        In October 2008, Valeant closed the worldwide License and Collaboration Agreement (the "Collaboration Agreement") with GSK, to develop and commercialize ezogabine/retigabine. Pursuant to the terms of the Collaboration Agreement, Valeant granted co-development rights and worldwide commercialization rights to GSK.

        Valeant agreed to share equally with GSK the development and pre-commercialization expenses of ezogabine/retigabine in the U.S., Australia, New Zealand, Canada and Puerto Rico (the "Collaboration Territory"). Following the launch of an ezogabine/retigabine product, we will share equally in the profits of ezogabine/retigabine in the Collaboration Territory. In addition, Valeant granted GSK an exclusive license to develop and commercialize retigabine in countries outside of the Collaboration Territory and certain backup compounds to ezogabine/retigabine worldwide. GSK is responsible for all expenses outside of the Collaboration Territory and will solely fund the development of any backup compound. We will receive up to a 20% royalty on net sales of retigabine outside of the Collaboration Territory. In addition, if backup compounds are developed and commercialized by GSK, GSK will pay us royalties of up to 20% of net sales of products based upon such backup compounds.

        GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of an NDA for an ezogabine product, which right may be irrevocably waived at any time by GSK. Unless otherwise terminated, the Collaboration Agreement will continue on a country-by-country basis until GSK has no remaining payment obligations with respect to such country.

        Under the terms of the Collaboration Agreement, GSK will pay us up to $545.0 million based upon the achievement of certain regulatory, commercialization and sales milestones, and the development of additional indications for ezogabine/retigabine. GSK will also pay us up to an additional $150.0 million if certain regulatory and commercialization milestones are achieved for backup compounds to ezogabine/retigabine.

        Our rights to ezogabine/retigabine are subject to an asset purchase agreement between Meda Pharma GmbH & Co. KG ("Meda Pharma") and Xcel Pharmaceuticals, Inc., which was acquired by Valeant in 2005 (the "Meda Pharma Agreement"). Under the Meda Pharma Agreement, we may be required to make certain milestone and royalty payments to Meda Pharma. Within the Collaboration Territory, any royalties to Meda Pharma will be shared by us and GSK. In the rest of the world, we will be responsible for the payment of these royalties to Meda Pharma from the royalty payments we receive from GSK.

        Our interest in ezogabine/retigabine was recorded at a provisional fair value of $891.5 million as of the Merger Date (as described above under "Biovail Merger with Valeant — Assets Acquired and Liabilities Assumed").

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESTRUCTURING AND INTEGRATION

Merger-Related Cost-Rationalization and Integration Initiatives

        We believe the complementary nature of the Biovail and Valeant businesses presents an opportunity to capture significant operating synergies and cost savings. The Merger has provided, and should continue to provide, opportunities to realize cost savings from, among other things, reductions in research and development, general and administrative expenses, and sales and marketing. In total, we have identified over $310 million of annual cost synergies that we expect to realize by the end of 2012, $270 million of which will be realized in 2011. Over $50 million of cost synergies were realized in the fourth quarter of 2010. This amount does not include potential revenue synergies or the potential benefits of expanding the Biovail corporate structure to Valeant's operations. Further, we currently expect our combined cash tax rate to be less than 10% for 2011.

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

        The following costs were incurred in connection with these initiatives through December 31, 2010:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs(1)		Total
($ in 000s)	$	$	$	$	$
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459

(1)
As described below under "— Research and Development Pipeline Rationalization".

        We do not record restructuring costs in the Company's business segments.

Employee Termination Costs

        We recognized employee termination costs of $58.7 million for severance and related benefits payable to approximately 500 employees of Biovail and Valeant who have been, or will be, terminated as a result of the Merger. These reductions primarily reflect the elimination of redundancies and consolidation of staff in the research and development, general and administrative and sales and marketing functions. As of December 31, 2010, $33.9 million of the termination costs had been paid, and we expect that a significant portion of the remaining costs will be paid prior to April 1, 2011, with the balance payable through to the first quarter of 2012.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        In addition, we recognized incremental share-based compensation expense of $49.5 million, related to the following stock options and RSUs held by terminated employees of Biovail and Valeant:

($ in 000s)	$
Stock options and time-based RSUs held by Biovail employees with employment agreements	9,622
Stock options held by Biovail employees without employment agreements	(492)
Performance-based RSUs held by Biovail executive officers and selected employees	20,287
Stock options and RSUs held by former executive officers of Valeant	20,065

49,482

Research and Development Pipeline Rationalization

        Prior to the Merger, our product development and business development efforts were focused on unmet medical needs in specialty CNS disorders. Since the Merger, we have been employing a leveraged research and development model that allows us to progress development programs, while minimizing research and development expense, through partnerships and other means. In consideration of this model, following the Merger, we conducted a strategic and financial review of our product development pipeline and identified the programs that did not align with the Company's new research and development model. These programs are outlined in the table below. In respect of the Staccato® loxapine, GDNF, tetrabenazine, fipamezole and pimavanserin programs, we provided notices of termination to, or entered into termination agreements with, the counterparties to the agreements. Regarding the AMPAKINE® program, we have suspended development of these compounds and are reviewing our options with Cortex.

($ in 000s) Programs	Counterparty	Compound	Contingent Milestone Obligations Terminated(1)	IPR&D Termination Charges
AZ-004	Alexza	Staccato® loxapine	$90,000	Nil
BVF-007	Cortex	AMPAKINE®	$15,000	Nil
BVF-014	MedGenesis Therapeutix Inc.	GDNF	$20,000	$5,000	(2)
BVF-018	LifeHealth Limited	Tetrabenazine	Nil	$28,000	(3)
BVF-025	Santhera Pharmaceuticals (Switzerland) Ltd.	Fipamezole	$200,000	Nil
BVF-036, -040,-048	ACADIA Pharmaceuticals Inc.	Pimavanserin	$365,000	$8,750	(2)

(1)
Represents the maximum amount of previously disclosed milestone payments we could have been required to make to the counterparty under each agreement. These milestone payments were contingent on the achievement of specific developmental, regulatory and commercial milestones. In addition, we could have been obligated to make royalty payments based on future net sales of the products if regulatory approval was obtained. As a consequence of the termination of these arrangements, we have no ongoing or future obligation in respect of these milestone or royalty payments.

(2)
Represents the amount of negotiated settlements with each counterparty that we recognized and paid in the fourth quarter of 2010.

(3)
Represents the carrying amount of the related acquired IPR&D asset capitalized in connection with the acquisition of the worldwide development and commercialization rights to tetrabenazine in June 2009.

        In addition to the settlement payments identified in the table above, we have incurred internal and external costs of $5.3 million in the fourth quarter of 2010 that were directly associated with the fulfillment of our remaining contractual obligations under these terminated arrangements, which costs have been recognized as restructuring costs. Following the completion of these activities, we intend to vacate our remaining research and development facility in Chantilly, Virginia, and, as a result, we recognized $3.0 million of accelerated

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

depreciation arising from the reduced useful life of the equipment and leasehold improvements located at this facility.

Pre-Merger Cost Rationalization Initiatives

        In May 2008, we initiated restructuring measures that were intended to rationalize our manufacturing operations, pharmaceutical sciences operations, and general and administrative expenses. The following costs were incurred in connection with these initiatives through December 31, 2010:

	Asset Impairments			Employee Termination Costs
						Contract Termination, Facility Closure and Other Costs
	Manufacturing	Pharmaceutical Sciences	Corporate	Manufacturing	Pharmaceutical Sciences		Total
($ in 000s)	$	$	$	$	$	$	$
Balance, January 1, 2008	—	—	—	—	—	—	—
Costs incurred and charged to expense	42,602	16,702	—	3,309	2,724	4,865	70,202
Cash payments	—	—	—	—	(2,724)	(333)	(3,057)
Non-cash adjustments	(42,602)	(16,702)	—	—	—	(1,186)	(60,490)

Balance, December 31, 2008	—	—	—	3,309	—	3,346	6,655

Costs incurred and charged to expense	7,591	2,784	10,968	4,942	1,441	2,307	30,033
Cash payments	—	—	—	(2,041)	(1,278)	(1,321)	(4,640)
Non-cash adjustments	(7,591)	(2,784)	(10,968)	—	71	—	(21,272)

Balance, December 31, 2009	—	—	—	6,210	234	4,332	10,776

Costs incurred and charged to expense	400	—	—	1,330	1,924	2,365	6,019
Cash payments	—	—	—	(7,540)	(2,057)	(3,017)	(12,614)
Non-cash adjustments	(400)	—	—	—	(101)	—	(501)

Balance, December 31, 2010	—	—	—	—	—	3,680	3,680

Manufacturing Operations

        On January 15, 2010, we completed the sale of our Dorado, Puerto Rico manufacturing facility for net cash proceeds of $8.5 million. The related property, plant and equipment was classified as assets held for sale on the consolidated balance sheet as of December 31, 2009. We occupied the Dorado facility until March 31, 2010, pursuant to a short-term lease agreement with the buyer.

        As of September 30, 2010, we completed the transfer of remaining manufacturing processes from our Carolina, Puerto Rico manufacturing facility to our plant in Steinbach, Manitoba. Following the end of production, we incurred internal and external costs of $1.3 million directly associated with the final shutdown of the Carolina facility, which costs have been recognized as restructuring costs. We also recorded an impairment charge of $0.4 million to write off the remaining carrying value of the Carolina facility after unsuccessful efforts to locate a buyer for the facility.

        We incurred employee termination costs of $9.6 million in total for severance and related benefits payable to the approximately 240 employees terminated as a result of the closure of the Dorado and Carolina facilities. As these employees were required to provide service during the shutdown period in order to be eligible for termination benefits, we were recognizing the cost of those termination benefits ratably over the estimated future service period.

        In 2009 and 2008, we recorded impairment charges of $7.6 million and $42.6 million, respectively, to write down the carrying value of the property, plant and equipment located in Puerto Rico to its estimated fair value.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Pharmaceutical Sciences Operations

        On July 23, 2010, we completed the sale of our contract research division ("CRD") to Lambda Therapeutic Research Inc. ("Lambda") for net cash proceeds of $6.4 million. We no longer considered CRD a strategic fit as a result of our pre-Merger transition from reformulation programs to the in-licensing, acquisition and development of specialty CNS products. CRD has not been treated as a discontinued operation for accounting purposes, on the basis that its operations were immaterial and incidental to our core business.

        The net assets of CRD at the date of disposal comprised net current assets and liabilities of $1.6 million and property, plant and equipment of $4.8 million. We recognized employee termination costs of $1.9 million for the approximately 70 CRD employees not offered employment by Lambda.

        The consolidated statements of income (loss) for 2010, 2009 and 2008 included the following revenue and expenses of CRD, which, as described above, have not been segregated from continuing operations:

	2010	2009	2008
($ in 000s)	$	$	$
Service and other revenues	5,642	12,027	21,191

Cost of services	7,211	13,849	23,033
Selling, general and administrative expenses	2,328	3,718	4,150

Total operating expenses	9,539	17,567	27,183

Operating loss	(3,897)	(5,540)	(5,992)
Foreign exchange gain (loss)	(102)	93	931

Net loss	(3,999)	(5,447)	(5,061)

        Prior to 2010, we completed the closure of our research and development facilities in Mississauga, Ontario and Dublin, Ireland, and the consolidation of our research and development operations in Chantilly, Virginia.

Corporate Headquarters

        In November 2009, we completed the sale and leaseback of our corporate headquarters in Mississauga, Ontario for net proceeds of $17.8 million. We recognized a loss on disposal of $11.0 million. We have continued to occupy this facility under a 20-year operating lease at market rental rates. Minimum future rental payments under this lease are approximately $43.1 million. Our intention is to vacate this facility in the first half of 2011 and relocate to a smaller leased facility.

Results of Pre-Merger Cost Rationalization Initiatives

        Our pre-Merger cost rationalization initiatives were substantively implemented prior to the Merger. In the aggregate, these initiatives resulted in cumulative charges to earnings of $105.6 million, of which the cash component amounted to $32.3 million. With the sale of CRD, we realized our target of $70 million in total gross proceeds from the divestiture and monetization of non-core assets.

U.S. HEALTHCARE REFORM

        In March 2010, the Patient Protection and Affordable Care Act was enacted in the U.S. This healthcare reform legislation contains several provisions that impact our business. Provisions of the new legislation include: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on covered drugs; (ii) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (iii) the expansion of the 340(B) Public Health Services drug pricing

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centres.

        Commencing in 2011, the new legislation requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. In addition, commencing in 2011, a new fee is being assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). This fee is calculated based upon each entity's relative share of total applicable branded prescription drug sales to specified U.S. government programs for the preceding calendar year. The aggregate industry wide fee is expected to total $28.0 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.

        This new legislation did not have a material impact on our financial condition or results of operations in 2010; however, this legislation may have a material impact on our future business, cash flows, financial condition and results of operations with the addition of Valeant's U.S. operations and the commencement in 2011 of the Medicaid Part D coverage gap and annual fee on branded prescription drugs programs.

SELECTED FINANCIAL INFORMATION

        As described above under "Biovail Merger with Valeant", our results of operations, financial condition and cash flows reflect Biovail's stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant's business have been included in our results of operations, financial condition and cash flows only for the period subsequent to the completion of the Merger. Therefore, our financial results for 2010 do not reflect a full year of Valeant's operations.

        The following table provides selected financial information for each of the last three years:

	Years Ended December 31			Change
	2010	2009	2008	2009 to 2010		2008 to 2009
($ in 000s, except per share data)	$	$	$	$	%	$	%
Revenues	1,181,237	820,430	757,178	360,807	44	63,252	8
Net income (loss)	(208,193)	176,455	199,904	(384,648)	(218)	(23,449)	(12)
Basic and diluted earnings (loss) per share	(1.06)	1.11	1.25	(2.17)	(195)	(0.14)	(11)
Cash dividends declared per share	1.280	0.645	1.500	0.635	98	(0.855)	(57)

	As of December 31			Change
	2010	2009	2008	2009 to 2010		2008 to 2009
	$	$	$	$	%	$	%
Total assets	10,795,117	2,059,290	1,623,565	8,735,827	424	435,725	27
Long-term debt, including current portion	3,595,277	326,085	—	3,269,192	1,003	326,085	NM

NM — Not meaningful

Financial Performance

Changes in Revenues

        Total revenues increased $360.8 million, or 44%, to $1,181.2 million in 2010, compared with $820.4 million in 2009, primarily due to:

  •
  the addition of revenues from Valeant products and services of $274.6 million for the period from the Merger Date to December 31, 2010;

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  an increase of $37.2 million in Xenazine® product sales reflecting increased patient enrollment in the U.S. and the addition of rest-of-world sales following the tetrabenazine acquisition in June 2009;

  •
  an increase of $25.8 million in Wellbutrin XL® product sales, mainly due to incremental revenue following the acquisition of the full U.S. commercialization rights in May 2009, partially offset by declines in prescription volumes due to generic competition; and

  •
  an increase of $20.6 million related to increased demand for our generic Tiazac® product in the U.S., which was attributable to competitors' manufacturing issues.

        Those factors were partially offset by:

  •
  a decline in Ultram® ER and Cardizem® LA product sales of $46.9 million in the aggregate, due to the impact of generic competition.

        Total revenues increased $63.3 million, or 8%, to $820.4 million in 2009, compared with $757.2 million in 2008, primarily due to:

  •
  an increase of $48.3 million in Wellbutrin XL® product sales, mainly due to incremental revenue following the acquisition of the full U.S. commercialization rights in May 2009;

  •
  an increase of $44.7 million in Xenazine® product sales, reflecting a full year's contribution from sales in the U.S. and the addition of rest-of-world sales of these products following the tetrabenazine acquisition in June 2009; and

  •
  an increase of $10.2 million in sales of our generic Tiazac® product in the U.S., attributable to competitors' manufacturing issues.

        Those factors were partially offset by:

  •
  a decline of $27.9 million in Ultram® ER product sales, as a result of the introduction of generic competition to the 100mg and 200mg dosage strengths in the fourth quarter of 2009;

  •
  a decline of $16.2 million in revenue from our portfolio of bioequivalent products in the U.S., due to overall reductions in the prices and volume for these products; and

  •
  a decline of $6.0 million in Cardizem® LA product sales, due to lower inventory levels in the distribution channels in anticipation of the loss of market exclusivity.

Changes in Net Income

        Net income declined $384.6 million to a net loss of $208.2 million (basic and diluted loss per share of $1.06) in 2010, compared with net income of $176.5 million (basic and diluted earnings per share ("EPS") of $1.11) in 2009, reflecting the following factors:

  •
  the inclusion of $134.8 million of Merger-related restructuring charges and $38.3 million of Merger-related transaction costs in 2010;

  •
  a $115.0 million increase in amortization expense, primarily related to the identifiable intangible assets of Valeant ($86.4 million) and the Wellbutrin XL® and tetrabenazine intangible assets (combined $28.5 million) acquired in May and June 2009, respectively;

  •
  a $59.4 million increase in interest expense, reflecting $47.8 million related to the assumed Valeant debt and the issuance of 6.875% Senior Notes due December 1, 2018 (the "2018 Notes") by Valeant in November 2010 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"), and $12.1 million related to the issuance of 5.375% senior convertible notes due 2014 (the "5.375% Convertible Notes" and, together with the 4.0% Convertible Notes, the "Convertible Notes") in June 2009;

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  the inclusion of a $52.6 million legal settlement charge in 2010, in connection with agreements or agreements in principle to settle certain Biovail legacy litigation matters;

  •
  the recognition of a $45.5 million valuation allowance against a portion of U.S. operating loss carryforwards as of the Merger Date (as described below under "Results of Operations — Income Taxes");

  •
  an increase of $42.9 million in non-restructuring-related share-based compensation, including $20.9 million recognized as of the Merger Date for the excess of the fair value of Biovail stock options and time-based RSUs over the fair value of converted Valeant awards, and approximately $17.0 million related to the amortization of the fair value increment on Valeant stock options and RSUs converted into Biovail awards;

  •
  a $32.4 million charge on the extinguishment of debt in 2010, mainly related to the repurchase of a portion of the 5.375% Convertible Notes and the cash settlement of the written call options on our common shares (as described below under "Results of Operations — Non-Operating Income (Expense) — Loss on Extinguishment of Debt").

  •
  a $29.9 million increase in acquired IPR&D, reflecting a $89.2 million charge in 2010 related to the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions and the write-off of the BVF-018 acquired IPR&D asset, compared with a $59.4 million charge in 2009 related to the acquisitions of the U.S. and Canadian rights to develop and commercialize fipamezole, pimavanserin and GDNF and the write-off of the acquired IPR&D asset related to the development of an isomer of tetrabenazine (RUS-350); and

  •
  a decrease of $22.0 million related to a settlement in 2009 in respect of our investment in auction rate securities (as described below under "Results of Operations — Non-Operating Income (Expense) — Gain on Auction Rate Security Settlement").

        Those factors were partially offset by:

  •
  an increased contribution from product sales of $153.1 million, mainly related to the addition of Valeant product sales of $254.2 million (net of the incremental charge of $53.3 million to cost of goods sold from the sale of acquired inventory that was written up to fair value), increased Wellbutrin XL®, Xenazine® and generic Tiazac® product sales, and reduced costs and improved capacity utilization of our manufacturing operations. Those factors were partially offset by the reduction in Ultram® ER and Cardizem® LA product sales due to generic competition, and an increased supply price for Zovirax® inventory (as described below under "Results of Operations — Expenses — Cost of Goods Sold"); and

  •
  a $46.9 million reduction in the valuation allowance recorded against Canadian deferred tax assets in 2010 (as described below under "Results of Operations — Income Taxes").

        Net income declined $23.4 million, or 12%, to $176.5 million (basic and diluted EPS of $1.11) in 2009, compared with $199.9 million (basic and diluted EPS of $1.25) in 2008, reflecting the following factors:

  •
  a decline of $64.0 million in recognized net deferred income tax benefits, related to reductions in the valuation allowance recorded against U.S. operating loss carryforwards of $26.0 million and $90.0 million in the fourth quarters of 2009 and 2008, respectively (as described below under "Results of Operations — Income Taxes");

  •
  a $59.4 million IPR&D charge in 2009 in connection with the acquisitions of the various rights to develop and commercialize pimavanserin, fipamezole and GDNF, and the write-off of the RUS-350 acquired IPR&D asset;

  •
  a $53.4 million increase in amortization expense in 2009, primarily related to the acquired Wellbutrin XL® and tetrabenazine intangible assets; and

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  a $23.9 million increase in interest expense in 2009, mainly related to the issuance of the 5.375% Convertible Notes in June 2009.

        Those factors were partially offset by:

  •
  an increased contribution from product sales of $67.3 million in 2009, mainly related to the incremental revenue from Wellbutrin XL®, following the May 2009 acquisition of the full U.S. commercialization rights, and reduced costs and improved capacity utilization of our manufacturing operations;

  •
  a decline of $40.2 million in restructuring costs in 2009, mainly due to lower asset impairment charges;

  •
  a decline of $26.4 million in legal settlement charges in 2009, primarily related to the resolution of certain Biovail legacy governmental and regulatory inquiries in 2008, partially offset by $6.2 million accrued in 2009 in connection with the settlement of certain other litigation matters;

  •
  a decline of $22.2 million in internal research and development program expenses in 2009, reflecting reduced direct project spending as we transitioned from reformulation opportunities to the in-licensing, acquisition and development of specialty CNS products, and cost savings resulting from the closure of our Dublin, Ireland research and development facility; and

  •
  the auction rate security settlement gain of $22.0 million realized in 2009.

Cash Dividends

        Prior to the Merger, we declared cash dividends per share of $0.28 in 2010, compared with $0.645 and $1.50 in 2009 and 2008, respectively. Following the Merger, we declared the post-Merger special dividend of $1.00 per share, which was paid on December 22, 2010 (as described above under "Biovail Merger with Valeant — Description of the Transaction"). While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future.

Changes in Financial Condition

        As of December 31, 2010, we had cash and cash equivalents of $394.3 million and long-term debt of $3,595.3 million. Operating cash flows of $263.2 million were a significant source of liquidity in 2010, as well as net cash acquired on the acquisition of Valeant of $309.0 million. The cash component of the post-Merger special dividend amounted to $297.6 million and we paid pre-Merger cash dividends of $58.6 million in total. In addition, we paid $84.5 million, in the aggregate, mainly in connection with the ribavirin, Hamilton brands, istradefylline, AMPAKINE® and Staccato® loxapine acquisitions.

        In November 2010, we issued $1.0 billion aggregate principal amount of 2018 Notes. A portion of the net proceeds was used to repay the remaining $500.0 million owed under the Term Loan B Facility. In the fourth quarter of 2010, part of the remaining proceeds were used for securities repurchases, including $126.3 million principal amount of the 5.375% Convertible Notes for consideration of $259.2 million and 2.3 million of our common shares for consideration of $60.1 million.

        On February 8, 2011, we issued $650.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the "2021 Notes"), which proceeds are expected to be used to finance the acquisitions of PharmaSwiss and the U.S. and Canadian rights to non-ophthalmic topical formulations of Zovirax® (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Business Segments

        Effective with the Merger, we operate in the following business segments, based on differences in products and services and geographical areas of operations:

  •
  U.S. Neurology and Other consists of sales of pharmaceutical and OTC products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired. In addition, this segment includes revenue from contract research services provided by CRD prior to its disposal in July 2010.

  •
  U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues in the areas of dermatology and topical medication.

  •
  Canada and Australia consists of pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

  •
  Branded Generics — Europe consists of branded generic pharmaceutical products sold primarily in Poland, Hungary, the Czech Republic and Slovakia.

  •
  Branded Generics — Latin America consists of branded generic pharmaceutical and OTC products sold primarily in Mexico, Brazil and exports out of Mexico to other Latin American markets.

Revenues By Segment

        Our primary sources of revenues are the sale of pharmaceutical and OTC products; the out-licensing of products; and contract services. The following table displays revenues by segment for each of the last three years, the percentage of each segment's revenues compared with total revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment's revenues. Percentages may not add due to rounding.

	Years Ended December 31						Change
	2010(1)		2009		2008		2009 to 2010		2008 to 2009
($ in 000s)	$	%	$	%	$	%	$	%	$	%
U.S. Neurology and Other(2)	658,312	56	575,321	70	525,939	69	82,991	14	49,382	9
U.S. Dermatology(3)	219,008	19	146,267	18	150,613	20	72,741	50	(4,346)	(3)
Canada and Australia(4)	161,568	14	83,959	10	73,764	10	77,609	92	10,195	14
Branded Generics — Europe(5)	73,312	6	14,883	2	6,862	1	58,429	393	8,021	117
Branded Generics — Latin America	69,037	6	—	—	—	—	69,037	NM	—	—

Total revenues	1,181,237	100	820,430	100	757,178	100	360,807	44	63,252	8

(1)
Reflects incremental revenues from Valeant products and services commencing on the Merger Date as follows: U.S. Neurology and Other — $60.8 million; U.S. Dermatology — $57.2 million; Canada and Australia — $47.6 million; Branded Generics — Europe — $40.0 million; and Branded Generics — Latin America — $69.0 million.

(2)
Includes sales of Wellbutrin XL®, Xenazine®, Ultram® ER, Cardizem® LA, Cardizem® CD and Tiazac® products, and bioequivalent versions of Cardizem® CD, Procardia XL and Adalat CC products.

(3)
Includes sales of Zovirax® products.

(4)
Includes sales of Wellbutrin® XL, Tiazac® and Glumetza® products.

(5)
Includes sales of Xenazine® and Wellbutrin XL® products in countries outside of the U.S. and Canada.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Total revenues increased $360.8 million, or 44%, to $1,181.2 million in 2010, compared with $820.4 million in 2009, and increased $63.3 million, or 8%, in 2009, compared with $757.2 million in 2008. A substantial portion of the increase in 2010 was due to incremental revenues from Valeant products and services of $274.6 million, while the remaining year-over-year increase in 2010 and the year-over-year increase in 2009 reflected the following results from other of our products:

  •
  in the U.S. Neurology and Other segment:

  •
  an increase in Xenazine® product sales of $27.2 million, or 61%, to $71.8 million in 2010, compared with $44.6 million in 2009, and an increase of $40.9 million in 2009, compared with $3.7 million in 2008, reflecting year-over-year increases in patient enrollment in the U.S., following the product's launch in December 2008;

  •
  an increase in Wellbutrin XL® product sales of $25.8 million, or 16%, to $188.0 million in 2010, compared with $162.2 million in 2009, and an increase of $48.3 million, or 42%, in 2009, compared with $113.9 million in 2008, reflecting incremental revenue of approximately $50.0 million and $109.0 million in 2010 and 2009, respectively, following the acquisition of the full U.S. commercialization rights in May 2009, and the positive effect of subsequent price increases, partially offset by the declines in prescription volumes due to generic competition; and

  •
  an increase in sales of generic Tiazac® of $20.6 million, or 118%, to $38.0 million in 2010, compared with $17.4 million in 2009, and an increase of $10.2 million, or 140%, in 2009, compared with $7.3 million in 2008, which was attributable to competitors' manufacturing issues.

    Those factors were partially offset by:

  •
  a decline in Ultram® ER product sales of $28.8 million, or 53%, to $25.2 million in 2010, compared with $54.0 million in 2009, and a decline of $27.9 million, or 34%, in 2009, compared with $81.9 million in 2008, reflecting the impact on volumes due to the introduction of generic competition to the 100mg and 200mg dosage strengths in November 2009 (which also had some negative impact on sales of the 300mg dosage strength). In addition, upon generic entry, our contractual supply price for branded 100mg and 200mg Ultram® ER products was reduced by 50%. As there is currently no generic equivalent to the 300mg Ultram® ER product, our supply price for that dosage strength remains unchanged. All of those factors were partially offset by revenue generated through our supply of 100mg and 200mg authorized generic versions of Ultram® ER; and

  •
  a decline in revenue from sales of Cardizem® LA of $18.1 million, or 43%, to $23.9 million in 2010, compared with $42.0 million in 2009, and a decline of $6.0 million, or 12%, in 2009, compared with $48.0 million in 2008, reflecting lower volumes as a result of the introduction of a generic version of Cardizem® LA (in all dosage strengths except 120mg) by a competitor in March 2010. We are entitled to a royalty based on net sales of the competitor's generic version of Cardizem® LA.

  •
  in the U.S. Dermatology segment:

  •
  an increase in Zovirax® product sales of $15.5 million, or 11%, to $161.8 million in 2010, compared with $146.3 million in 2009, reflecting price increases implemented for this product during 2010, which more than offset lower prescription volumes, due in part to increasing competition from oral therapies.

  •
  in the Canada and Australia segment:

  •
  an increase in combined sales of Wellbutrin® XL, Tiazac® and Glumetza® products in Canada of $31.9 million, or 49%, to $96.9 million in 2010, compared with $65.0 million in 2009, and an increase of $7.3 million, or 13%, in 2009, compared with $57.7 million in 2008, reflecting increased prescription volumes for our promoted Wellbutrin® XL and Tiazac® XC brands, as well as increased demand for

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    our branded Tiazac® product, which was attributable to competitors' manufacturing issues. In addition, sales of Glumetza® in the 2010 benefited from a delay in the introduction of a competing generic version of the 500mg dosage strength.

  •
  in the Branded Generics — Europe segment:

  •
  incremental Xenazine® revenues of $13.8 million and $3.8 million in 2010 and 2009, respectively, following the acquisition of the worldwide commercialization and development rights to tetrabenazine in June 2009.

Segment Profit

        Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs and legal settlement and acquired IPR&D charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance. In addition, share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.

        The following table displays profit (loss) by segment for each of the last three years, the percentage of each segment's profit (loss) compared with corresponding segment revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment's profit (loss). Percentages may not add due to rounding.

	Years Ended December 31						Change
	2010(1)		2009		2008		2009 to 2010		2008 to 2009
($ in 000s)	$	%	$	%	$	%	$	%	$	%
U.S. Neurology and Other	251,129	38	274,548	48	243,180	46	(23,419)	(9)	31,368	13
U.S. Dermatology	47,737	22	87,860	60	93,475	62	(40,123)	(46)	(5,615)	(6)
Canada and Australia	51,043	32	35,037	42	15,171	21	16,006	46	19,866	131
Branded Generics — Europe	20,646	28	9,152	61	3,553	52	11,494	126	5,599	158
Branded Generics — Latin America	(3,889)	(6)	—	—	—	—	(3,889)	NM	—	—

Total segment profit	366,666	31	406,597	50	355,379	47	(39,931)	(10)	51,218	14

(1)
Segment profit (loss) reflects addition of Valeant's operations commencing on the Merger Date, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $33.1 million; U.S. Dermatology — $27.4 million; Canada and Australia — $17.0 million; Branded Generics — Europe — $12.9 million; and Branded Generics — Latin America — $21.6 million.

        Total segment profit declined $39.9 million, or 10%, to $366.7 million in 2010, compared with $406.6 million in 2009, mainly attributable to the net effect of the following factors:

  •
  in the U.S. Neurology and Other segment:

  •
  reduced revenues and contribution from Ultram® ER and Cardizem® LA product sales due to generic competition; and

  •
  a lower contribution from our portfolio of bioequivalent products due to higher rebates in the amount of $19.1 million in 2010.

    Those factors were partially offset by:

  •
  increased revenues and contribution from sales of Wellbutrin XL® (reflecting the incremental revenue following the acquisition of the full U.S. commercialization rights in May 2009) and Xenazine® (reflecting the increase in patient enrollment in the U.S.).

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  in the U.S. Dermatology segment:

  •
  a reduced contribution from Zovirax® product sales due to an increased supply price for inventory purchased from GSK, as a result of the conclusion of a price allowance that had entitled us to purchase a pre-determined quantity of Zovirax® inventory at reduced prices; however, following the closing of the acquisition of all U.S. rights to non-ophthalmic topical formulations of Zovirax® (as described above under "Acquisitions — Zovirax®), we will retain a greater share of the economic interest in this brand;

  •
  in the Canada and Australia segment:

  •
  increased revenues and contribution from Wellbutrin® XL and Tiazac® product sales in Canada reflecting increased prescription volumes for our promoted Wellbutrin® XL and Tiazac® XC brands, as well as increased demand for our branded Tiazac® product, which was attributable to competitors' manufacturing issues.

  •
  in the Branded Generics — Europe segment:

  •
  increased revenues and contribution from Xenazine® product sales, following the acquisition of the worldwide commercialization and development rights to tetrabenazine in June 2009.

        Total segment profit increased $51.2 million, or 14%, to $406.6 million in 2009, compared with $355.4 million in 2008, mainly attributable to the net effect of the following factors:

  •
  in the U.S. Neurology and Other segment:

  •
  increased revenues and contribution from sales of Wellbutrin XL® (reflecting the incremental revenue following the acquisition of the full U.S. commercialization rights in May 2009) and Xenazine® (reflecting the first full-year of sales, following the product's launch in November 2008).

    That factor was partially offset by:

  •
  reduced revenues and contribution from Ultram® ER and Cardizem® LA product sales due to generic competition.

  •
  in the Canada and Australia segment:

  •
  lower selling, general and administrative expenses related to the reversal in 2009 of a $10.1 million potential voluntary compliance undertaking liability, as a result of the closure of an investigation into the introductory pricing of Glumetza® in Canada, which determined that our prices for the 500mg and 1000mg dosage strengths were appropriate; and

  •
  increased revenues and contribution from our promoted Wellbutrin® XL and Tiazac® XC brands.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

        The following table displays the dollar amount of each operating expense category for each of the last three years, the percentage of each category compared with total revenues in the respective year, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Years Ended December 31						Change
	2010		2009		2008		2009 to 2010		2008 to 2009
($ in 000s)	$	%	$	%	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	395,595	33	204,309	25	197,167	26	191,286	94	7,142	4
Cost of services	10,155	1	13,849	2	23,033	3	(3,694)	(27)	(9,184)	(40)
Research and development	68,311	6	47,581	6	69,811	9	20,730	44	(22,230)	(32)
Selling, general and administrative	276,546	23	167,633	20	188,922	25	108,913	65	(21,289)	(11)
Amortization of intangible assets	219,758	19	104,730	13	51,369	7	115,028	110	53,361	104
Restructuring and other costs	140,840	12	30,033	4	70,202	9	110,807	369	(40,169)	(57)
Acquired IPR&D	89,245	8	59,354	7	—	—	29,891	50	59,354	NM
Legal settlements	52,610	4	6,191	1	32,565	4	46,419	750	(26,374)	(81)
Acquisition-related costs	38,262	3	5,596	1	—	—	32,666	584	5,596	NM

Total operating expenses	1,291,322	109	639,276	78	633,069	84	652,046	102	6,207	1

NM — Not meaningful

Cost of Goods Sold

        Cost of goods sold includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or market adjustments to inventories. Cost of goods sold excludes the amortization of intangible assets described separately below under "— Amortization of Intangible Assets".

        Cost of goods sold increased $191.3 million, or 94%, to $395.6 million in 2010, compared with $204.3 million in 2009. The percentage increase in cost of goods sold was higher than the corresponding 44% increase in total product sales in 2010, primarily due to:

  •
  the addition of the cost of Valeant's product sales of $138.1 million, including the impact of the acquisition accounting adjustment of $53.3 million to Valeant inventory that was subsequently sold in the fourth quarter of 2010;

  •
  the increased supply price for Zovirax® inventory purchased from GSK, as a result of the conclusion of the price allowance in 2010;

  •
  the impact of higher rebates ($19.1 million) on our portfolio of bioequivalent product in 2010;

  •
  the increase in lower margin Xenazine® product sales;

  •
  the negative impact on Ultram® ER product sales of the reduction in our contractual supply price for the 100mg and 200mg dosage strengths; and

  •
  the negative impact on labour and overhead costs at our Canadian manufacturing facilities, as a result of the strengthening of the Canadian dollar relative to the U.S. dollar.

        Those factors were partially offset by:

  •
  lower labour and overhead costs at our Puerto Rico manufacturing facilities and higher absorption at our Steinbach, Manitoba facility, each of which was a result of the transfer of manufacturing activities from the Puerto Rico facilities to the Steinbach facility;

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  an increased contribution from higher margin Wellbutrin XL® product sales following the acquisition of the full U.S. commercialization rights in May 2009;

  •
  a higher cost basis related to the $10.5 million of Wellbutrin XL® inventory reacquired from GSK in connection with the acquisition of the full U.S. commercialization rights, and sold to our wholesale customers in the second quarter of 2009; and

  •
  the positive impact of price increases implemented during 2010.

        Cost of goods sold increased $7.1 million, or 4%, to $204.3 million in 2009, compared with $197.2 million in 2008. The percentage increase in cost of goods sold was less than the corresponding 10% increase in total product sales in 2009, primarily due to:

  •
  lower labour and overhead costs at our Puerto Rico manufacturing facilities, and higher absorption at our Steinbach, Manitoba manufacturing facility, as a result of the transfer of certain manufacturing activities;

  •
  an increased contribution from higher margin Wellbutrin XL® product sales following the acquisition of the full U.S. commercialization rights in May 2009;

  •
  the positive impact of price increases implemented in 2009; and

  •
  the positive impact on labour and overhead costs at the Steinbach facility as a result of the weakening of the Canadian dollar relative to the U.S. dollar.

        Those factors were partially offset by:

  •
  the inclusion of lower margin Xenazine® product sales;

  •
  a higher cost basis related to the Wellbutrin XL® inventory reacquired from GSK;

  •
  a decline in volume of higher margin Wellbutrin XL® product sales, as a result of the introduction of generic competition in May 2008;

  •
  the reduction in our contractual supply price for Ultram® ER and an increase in the provision for expected returns of the product as a result of generic entry; and

  •
  costs associated with the transfer of certain manufacturing and packaging processes from the Puerto Rico facilities to the Steinbach facility, partially offset by lower depreciation expense as a result of the write-down of the property, plant and equipment located in Puerto Rico.

Cost of Services

        Cost of services reflects the costs associated with providing contract services to external customers. Cost of services declined $3.7 million, or 27%, to $10.2 million in 2010, compared with $13.8 million in 2009, and declined $9.2 million, or 40%, in 2009, compared with $23.0 million in 2008, primarily due to:

  •
  a decline in activity levels at CRD prior to its disposal in July 2010, and lower labour costs as a result of headcount reductions at CRD in the second quarter of 2009 and the fourth quarter of 2008.

        That factor was partially offset by:

  •
  the inclusion of the cost of Valeant's contract service operations of $2.9 million in the areas of dermatology and topical medication from the Merger Date.

Research and Development Expenses

        Expenses related to research and development programs include: employee compensation costs; overhead and occupancy costs; depreciation of research and development facilities and equipment; clinical trial costs; clinical manufacturing and scale-up costs; and other third-party development costs.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Research and development expenses increased $20.7 million, or 44%, to $68.3 million in 2010, compared with $47.6 million in 2009, reflecting the addition of Valeant's operating costs of $13.0 million and higher direct project spending on our specialty CNS drug-development programs prior to the Merger. As described above under "Restructuring and Integration — Merger-Related Cost-Rationalization and Integration Initiatives — Research and Development Pipeline Rationalization", we have assessed our product development pipeline and have decided not to continue a number of these specialty CNS programs. In addition, prior to the Merger, we cancelled the Phase 3 clinical trials that were underway in Europe for BVF-324 (the use of non-commercially available doses of tramadol for the treatment of premature ejaculation), due to slower-than-anticipated enrolment and a lack of commercial interest in the product, and recognized the contractual obligations related to the termination of these studies.

        Research and development program expenses declined $22.2 million, or 32%, to $47.6 million in 2009, compared with $69.8 million in 2008, reflecting reduced direct project spending as we transitioned from reformulation opportunities to the in-licensing, acquisition and development of specialty CNS products, and cost savings as a result of the closures of our Dublin, Ireland and Mississauga, Ontario research and development facilities. Also contributing to the year-over-year decline in 2009 was the recognition in 2008 of $7.9 million in costs related to the termination of the BVF-146 program to develop a combination of tramadol and a non-steroidal anti-inflammatory drug.

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

        Selling, general and administrative expenses increased $108.9 million, or 65%, to $276.5 million in 2010, compared with $167.6 million in 2009, primarily due to:

  •
  the addition of Valeant's operating costs of $74.1 million;

  •
  the inclusion of $20.1 million of share-based compensation expense as of the Merger Date, related to vested and partially vested Valeant stock options and RSUs converted into Biovail awards, and the addition of approximately $17.0 million of incremental share-based compensation expense, related to the amortization of the fair value increment on Valeant stock options and RSUs converted into Biovail awards;

  •
  an increase in compensation expense related to deferred share units ("DSUs") granted to directors of $6.0 million, which reflected the impact of year-over-year increases in the underlying trading price of our common shares; and

  •
  the negative impact of the strengthening of the Canadian dollar relative to the U.S. dollar.

        Those factors were partially offset by:

  •
  a decrease of $17.7 million in indemnification obligations to, and costs incurred by, certain former officers and directors of Biovail, in connection with regulatory proceedings involving these individuals.

        Selling, general and administrative expenses declined $21.3 million, or 11%, to $167.6 million in 2009, compared with $188.9 million in 2008, primarily due to:

  •
  a decrease of $10.1 million related to the reversal in 2009 of the voluntary compliance undertaking liability for Glumetza® in Canada;

  •
  a decrease of $7.4 million related to management succession costs, associated primarily with a change in our Chief Executive Officer in May 2008;

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  a decrease in proxy contest costs of $5.2 million, primarily reflecting expenses incurred in 2008 in connection with the contested election of our nominees to the board of directors at our 2008 annual meeting of shareholders;

  •
  a decrease of $4.1 million related to consulting costs incurred in 2008 related to the development and implementation of our former specialty CNS strategy; and

  •
  the positive effects of the weakening of the Canadian dollar relative to the U.S. dollar and overall cost containment initiatives.

        Those factors were partially offset by:

  •
  an increase in legal fees of $3.8 million, primarily related to indemnification obligations to certain former officers and directors.

Amortization of Intangible Assets

        Amortization expense increased $115.0 million, or 110%, to $219.8 million in 2010, compared with $104.7 million in 2009, due to the inclusion of amortization of the Valeant identifiable intangible assets ($86.4 million), as well as the Wellbutrin XL® trademark intangible asset acquired in May 2009 and the product rights intangible assets arising from the tetrabenazine acquisition in June 2009.

        Amortization expense increased $53.4 million, or 104%, to $104.7 million in 2009, compared with $51.4 million in 2008, due to the inclusion of amortization of the Wellbutrin XL® trademark and tetrabenazine product rights intangible assets.

Restructuring and Other Costs

        As described above under "Restructuring and Integration — Merger-Related Cost-Rationalization and Integration Initiatives and — Pre-Merger Cost-Rationalization Initiatives", we recorded a restructuring charge of $140.8 million in 2010, compared with $30.0 million and $70.2 million in 2009 and 2008, respectively.

Acquired IPR&D

        Acquired IPR&D represents compounds, new indications, or line extensions under development that have not received regulatory approval for marketing at the time of acquisition. IPR&D acquired through an asset acquisition is written-off at the acquisition date if the assets have no alternative future use. IPR&D acquired in a business combination is capitalized as indefinite-lived intangible assets (irrespective of whether these assets have an alternative future use) until completion or abandonment of the related research and development activities. Costs associated with the development of acquired IPR&D assets are expensed as incurred.

        In 2010, we recorded a charge of $89.2 million related to the istradefylline, AMPAKINE® and Staccato® loxapine acquisitions ($61.2 million) and the write-off the BVF-018 acquired IPR&D asset ($28.0 million). In 2009, we recorded a $59.4 million charge related to the acquisitions of the various rights to pimavanserin, fipamezole and GDNF, as well as the write-off of the $8.0 million acquired IPR&D asset related to RUS-350 upon termination of this project.

Legal Settlements

        In 2010, 2009 and 2008, we recorded legal settlement charges of $52.6 million, $6.2 million and $32.6 million, respectively, in connection with agreements or agreements in principle to settle certain Biovail legacy litigation and regulatory matters.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Acquisition-Related Costs

        As described above under "Biovail Merger with Valeant — Acquisition-Related Costs", we incurred $38.3 million of Merger-related transaction costs in 2010. In 2009, we incurred costs of $5.6 million in connection with the tetrabenazine acquisition.

Non-Operating Income (Expense)

        The following table displays each non-operating income or expense category for each of the last three years, and the dollar and percentage changes in the dollar amount of each category.

	Years Ended December 31			Change
	2010	2009	2008	2009 to 2010		2008 to 2009
($ in 000s; Income (Expense))	$	$	$	$	%	$	%
Interest income	1,294	1,118	9,400	176	16	(8,282)	(88)
Interest expense	(84,307)	(24,881)	(1,018)	(59,426)	239	(23,863)	2,344
Write-down of deferred financing costs	(5,774)	(537)	—	(5,237)	975	(537)	NM
Foreign exchange and other	574	507	(1,057)	67	13	1,564	(148)
Loss on extinguishment of debt	(32,413)	—	—	(32,413)	NM	—	—
Loss on auction rate securities	(5,552)	(5,210)	(8,613)	(342)	7	3,403	(40)
Gain on auction rate security settlement	—	22,000	—	(22,000)	(100)	22,000	NM
Gain on disposal of investments	—	804	6,534	(804)	(100)	(5,730)	(88)
Impairment loss on equity securities	—	—	(1,256)	—	—	1,256	(100)
Equity loss	—	—	(1,195)	—	—	1,195	(100)

Total non-operating income (expense)	(126,178)	(6,199)	2,795	(119,979)	1,935	(8,994)	(322)

NM — Not meaningful

Interest Expense

        Interest expense increased $59.4 million, or 239%, to $84.3 million in 2010, compared with $24.9 million in 2009, reflecting $47.8 million related to the assumed Valeant debt and the 2018 Notes issued in November 2010, and $12.1 million related to the issuance of the 5.375% Convertible Notes in June 2009. Interest expense in 2010 includes non-cash amortization of debt discounts and deferred financing costs of $21.5 million, in the aggregate.

        Interest expense increased $23.9 million to $24.9 million in 2009, compared with $1.0 million in 2008, mainly related to the 5.375% Convertible Notes issued in June 2009.

Loss on Extinguishment of Debt

        In November and December 2010, we repurchased $126.3 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $259.2 million (of which $4.9 million related to the payment of accreted interest). The carrying amount of the 5.375% Convertible Notes purchased was $106.9 million (net of $3.9 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $127.5 million. The difference of $20.7 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $131.7 million between the estimated fair value of $127.5 million and the purchase price of $259.2 million was charged to shareholders' equity. In addition, the loss on extinguishment of debt includes the loss of $10.1 million related to the cash settlement of the written call options on our common shares.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loss on Auction Rate Securities

        In August 2010, we disposed of our entire portfolio of auction rate securities for cash proceeds of $1.4 million and recorded a loss related to an other-than-temporary decline in the estimated fair value these securities of $5.6 million in 2010, compared with $5.2 million and $8.6 million in 2009 and 2008, respectively.

Gain on Auction Rate Security Settlement

        In May 2009, we received $22.0 million to settle an arbitration with the investment bank that invested our assets in auction rate securities.

Income Taxes

        The following table displays the dollar amount of the current and deferred provisions for income taxes for each of the last three years, and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Years Ended December 31			Change
	2010	2009	2008	2009 to 2010		2008 to 2009
($ in 000s; Income (Expense))	$	$	$	$	%	$	%
Current income tax expense	(27,333)	(14,500)	(17,000)	(12,834)	89	2,500	(15)
Deferred income tax benefit	55,403	16,000	90,000	39,404	246	(74,000)	(82)

Total recovery of income taxes	28,070	1,500	73,000	26,570	1,771	(71,500)	(98)

        In 2010, our effective tax rate was impacted by (i) the recording of a $45.5 million valuation allowance against a portion of the net deferred tax asset in respect of our U.S. tax loss carryforwards; (ii) the release of a $46.9 million valuation allowance against a portion of the deferred tax assets in respect of our Canadian tax loss carryforwards, scientific research and experimental development pool, and investment tax credits; (iii) the non-deductible portion of the acquisition-related costs related to the Merger; (iv) the non-deductible portion of the acquired IPR&D charges associated with the istradefylline, AMPAKINE®, and Staccato® loxapine acquisitions, and the impairment charge for BVF-018, recognized in a jurisdiction with lower statutory tax rates than those that apply in Canada; and (v) provisions for legal settlements in jurisdictions with lower statutory rates than those that apply in Canada, or where a full valuation allowance is recorded against tax loss carryforwards. The Merger resulted in tax loss carryforwards of Biovail's U.S. group becoming subject to the ownership change limitations of the U.S. Internal Revenue Code and similar state legislation.

        In each of the fourth quarters of 2009 and 2008, we assessed the realizability of a portion of our deferred tax assets related to operating loss carryforwards in the U.S. Biovail's U.S. group had generated positive earnings in each fiscal year commencing with 2006, reflecting a reduction in the overall cost structure, including the elimination of Biovail's U.S. sales force, through restructuring measures implemented in 2006 and 2005. As a result, we reduced the valuation allowance recorded against available U.S. operating loss carryforwards by $26.0 million and $90.0 million in the fourth quarters of 2009 and 2008, respectively, with corresponding increases to net income. In determining the amount of the valuation allowance that was necessary, we considered the amount of operating loss carryforwards that we would more likely than not be able to utilize based on the taxable income expected to be generated in the U.S. in future years. In 2009, we recorded a provision for deferred income taxes of $10.0 million related to the utilization of a portion of these loss carryforwards to reduce taxable income in the U.S.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

        The following table presents a summary of our unaudited quarterly results of operations and operating cash flows in 2010 and 2009:

	2010				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
($ in 000s, except per share data)	$	$	$	$	$	$	$	$
Revenue	219,635	238,771	208,267	514,564	173,319	193,535	212,523	241,053
Expenses	203,268	189,959	334,579	563,516	119,704	182,988	154,179	182,405

Operating income (loss)	16,367	48,812	(126,312)	(48,952)	53,615	10,547	58,344	58,648

Net income (loss)	(3,150)	33,969	(207,882)	(31,130)	39,003	24,090	40,362	73,000

Basic and diluted earnings (loss) per share	(0.02)	0.21	(1.27)	(0.10)	0.25	0.15	0.25	0.46

Net cash provided by (used in) operating activities	44,753	108,913	110,924	(1,399)	46,972	97,081	89,197	127,647

Fourth Quarter of 2010 Compared to Fourth Quarter of 2009

Results of Operations

        Total revenues increased $273.5 million, or 113%, to $514.6 million in the fourth quarter of 2010, compared with $241.1 million in the fourth quarter of 2009, reflecting the inclusion of revenues from Valeant's products and services of $274.6 million.

        Net income declined $104.1 million, or 143%, to a net loss of $31.1 million in the fourth quarter of 2010, compared with net income of $73.0 million in the fourth quarter of 2009, reflecting the following factors:

  •
  an increase in amortization expense of $83.3 million, reflecting amortization of the Valeant identifiable intangible assets ($84.1 million);

  •
  an increase of $43.3 million in interest expense, mainly related to the assumed Valeant debt and the issuance of the 2018 Notes in November 2010;

  •
  the charge of $32.4 million on extinguishment of debt in the fourth quarter of 2010, related to the repurchase of a portion of the 5.375% Convertible Notes and the cash settlement of the written call options on our common shares;

  •
  an increase in restructuring charges of $26.5 million, mainly in connection with Merger-related cost-rationalization and integration initiatives;

  •
  the reduction in the valuation allowance against a portion of U.S. operating loss carryforwards of $26.0 million recorded in the fourth quarter of 2009; and

  •
  an increase of $21.0 million in non-restructuring-related share-based compensation expense, including approximately $17.0 million related to the amortization of the fair value increment on Valeant stock options and RSUs converted into Biovail awards.

        Those factors were partially offset by:

  •
  an increased contribution from product sales of $105.2 million, mainly related to the addition of Valeant's products (net of the impact of the acquisition accounting adjustment of $53.3 million to Valeant inventory that was subsequently sold in the fourth quarter of 2010); and

  •
  the $46.9 million reduction in the valuation allowance recorded against Canadian deferred tax assets in the fourth quarter of 2010.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

        Net cash used in operating activities was $1.4 million in the fourth quarter of 2010, compared with net cash provided of $127.6 million in the fourth quarter of 2009, reflecting a decline of $129.0 million, primarily due to:

  •
  payments related to the Merger-related restructuring charges ($54.3 million) and legal settlement payments related to Biovail legacy litigation matters ($38.5 million); and

  •
  the timing of other receipts and payments in the ordinary course of business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Financial Condition

        The following table presents a summary of our financial condition as of December 31, 2010 and 2009:

	As of December 31
	2010	2009	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	394,269	114,463	279,806	244
Long-lived assets(1)	9,655,908	1,539,364	8,116,544	527
Long-term debt, including current portion	(3,595,277)	(326,085)	(3,269,192)	1,003
Shareholders' equity	(4,911,096)	(1,354,372)	(3,556,724)	263

(1)
Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.

Cash and Cash Equivalents

        Cash and cash equivalents increased $279.8 million, or 244%, to $394.3 million as of December 31, 2010, compared with $114.5 million at December 31, 2009, which primarily reflected the following sources of cash:

  •
  $992.4 million of net proceeds on the issuance of the 2018 Notes;

  •
  $309.0 million in net cash acquired on the acquisition of Valeant;

  •
  $263.2 million in operating cash flows; and

  •
  $58.4 million in proceeds from stock option exercises.

        Partially offset by the following uses of cash:

  •
  repayment of $500.0 million of the Term Loan B Facility, $25.0 million of the Term Loan A Facility and $12.5 million paid on account of the obligation to Cambridge Laboratories (Ireland) Limited ("Cambridge") in connection with the tetrabenazine acquisition;

  •
  $356.3 million paid in dividends;

  •
  $259.2 million paid to repurchase a portion of the 5.375% Convertible Notes (including the payment of accreted interest of $4.9 million);

  •
  $84.5 million paid, in the aggregate, mainly in respect of the ribavirin, Hamilton brands, istradefylline, AMPAKINE® and Staccato® loxapine acquisitions; and

  •
  $60.1 million related to the repurchase of common shares.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Long-Lived Assets

        Long-lived assets increased $8,116.5 million, or 527%, to $9,655.9 million as of December 31, 2010, compared with $1,539.4 million at December 31, 2009, primarily due to:

  •
  the inclusion of the acquired long-lived tangible and intangible assets and goodwill of Valeant of $8,312.9 million in the aggregate (as described above under "Biovail Merger with Valeant — Assets Acquired and Liabilities Assumed").

        That factor was partially offset by:

  •
  the depreciation of plant and equipment and amortization of intangible assets of $252.9 million in the aggregate.

Long-term Debt

        Long-term debt (including the current portion) increased $3,269.2 million to $3,595.3 million as of December 31, 2010, compared with $326.1 million at December 31, 2009, primarily due to:

  •
  the inclusion of the assumed long-term debt of Valeant of $2,913.6 million (as described above under "Biovail Merger with Valeant — Assets Acquired and Liabilities Assumed"); and

  •
  the issuance of $992.4 million principal amount of 2018 Notes, net of discount.

        Those factors were partially offset by:

  •
  the repayment of $537.5 million, in the aggregate, of the Term Loan B Facility, Term Loan A Facility and Cambridge obligation; and

  •
  the repurchase of $110.8 million carrying amount of the 5.375% Convertible Notes (exclusive of related deferred financing costs).

Shareholders' Equity

        Shareholders' equity increased $3,556.7 million, or 263%, to $4,911.1 million as of December 31, 2010, compared with $1,354.4 million at December 31, 2009, primarily due to:

  •
  the issuance of equity of $3,880.3 million to finance the acquisition of Valeant and the aggregate value of $254.0 million assigned to the equity component of the assumed 4.0% Convertible Notes and call option agreements of Valeant (as described above under "Biovail Merger with Valeant — Fair Value of Consideration Transferred and — Assets Acquired and Liabilities Assumed");

  •
  a positive foreign currency translation adjustment of $54.6 million to other comprehensive income, mainly due to the impact of the strengthening of the Canadian dollar relative to the U.S. dollar, which increased the reported value of our Canadian dollar-denominated net assets; and

  •
  proceeds of $58.4 million from the issuance of common shares on the exercise of stock options.

        Those factors were partially offset by:

  •
  cash dividends declared of $342.0 million;

  •
  the net loss of $208.2 million (including $98.0 million of share-based compensation recorded in additional paid-in capital);

  •
  the excess of the purchase price of the 5.375% Convertible Notes over their estimated fair value of $131.7 million;

  •
  a decrease of $60.1 million related to the repurchase of common shares; and

  •
  a decrease of $32.7 million related to the settlement of the written call options on our common shares.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

        Our primary sources of cash include: the collection of accounts receivable related to product sales; the issuance of long-term debt and borrowings under the Credit Facilities; and proceeds from the sale of non-core assets. Our primary uses of cash include: business development transactions; interest and principal payments; securities repurchases; restructuring activities; salaries and benefits; inventory purchases; research and development spending; sales and marketing activities; capital expenditures; legal costs; litigation and regulatory settlements; and dividend payments. The following table displays cash flow information for each of the last three years:

	Years Ended December 31			Change
	2010	2009	2008	2009 to 2010		2008 to 2009
($ in 000s)	$	$	$	$	%	$	%
Net cash provided by operating activities	263,191	360,897	204,325	(97,706)	(27)	156,572	77
Net cash provided by (used in) investing activities	228,939	(742,772)	(107,831)	971,711	(131)	(634,941)	589
Net cash provided by (used in) financing activities	(213,283)	177,047	(210,311)	(390,330)	(220)	387,358	(184)
Effect of exchange rate changes on cash and cash equivalents	959	1,744	(2,277)	(785)	(45)	4,021	(177)

Net increase (decrease) in cash and cash equivalents	279,806	(203,084)	(116,094)	482,890	(238)	(86,990)	75
Cash and cash equivalents, beginning of year	114,463	317,547	433,641	(203,084)	(64)	(116,094)	(27)

Cash and cash equivalents, end of year	394,269	114,463	317,547	279,806	244	(203,084)	(64)

Operating Activities

        Net cash provided by operating activities declined $97.7 million, or 27%, to $263.2 million in 2010, compared with $360.9 million in 2009, primarily due to:

  •
  payments related to the Merger-related restructuring charges ($56.4 million) and legal settlement payments related to Biovail legacy litigation matters ($44.5 million);

  •
  a decrease related to the receipt of $22.0 million in connection with the auction rate security settlement in 2009 that did not similarly occur in 2010; and

  •
  the timing of other receipts and payments in the ordinary course of business.

        Those factors were partially offset by:

  •
  an increase of $30.8 million related to the payments made in 2009 to settle certain Biovail legacy governmental and regulatory matters that did not similarly occur in 2010.

        Net cash provided by operating activities increased $156.6 million, or 77%, to $360.9 million in 2009, compared with $204.3 million in 2008, primarily due to:

  •
  an increase of $93.0 million related to payments made in 2008 to fund the settlement of certain Biovail legacy litigation and regulatory matters that did not similarly occur in 2009;

  •
  an increase of $45.1 million related to a contractual payment made to GSK in 2008 in connection with the introduction of generic competition to Wellbutrin XL® that did not similarly occur in 2009;

  •
  an increase of $22.0 million related to the auction rate security settlement in 2009; and

  •
  the timing of other receipts and payments in the ordinary course of business.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Those factors were partially offset by:

  •
  a decrease of $30.8 million related to the payments made in 2009 to settle certain Biovail legacy governmental and regulatory matters.

Investing Activities

        Net cash provided by investing activities was $228.9 million in 2010, compared with cash used of $742.8 million in 2009, reflecting an increase of $971.7 million, primarily due to:

  •
  an increase of $761.8 million, in the aggregate, related to the Wellbutrin XL®, tetrabenazine, pimavanserin, fipamezole and GDNF acquisitions in 2009 that did not similarly occur in 2010; and

  •
  the $309.0 million of net cash acquired on the acquisition of Valeant.

        Those factors were partially offset by:

  •
  a decrease of $84.5 million, in the aggregate, mainly in respect of the ribavirin, Hamilton brands, istradefylline, AMPAKINE® and Staccato® loxapine acquisitions in 2010.

        Net cash used in investing activities increased $634.9 million, or 589%, to $742.8 million in 2009, compared with $107.8 million in 2008, primarily due to:

  •
  an increase of $761.8 million, in the aggregate, related to the acquisitions of the various rights to Wellbutrin XL®, tetrabenazine, pimavanserin, fipamezole and GDNF in 2009.

        That factor was partially offset by:

  •
  a decrease related to an amount of $101.9 million paid in 2008 to acquire Prestwick Pharmaceuticals, Inc. that did not similarly occur in 2009.

Financing Activities

        Net cash used in financing activities was $213.3 million in 2010, compared with cash provided of $177.0 million in 2009, reflecting a decline of $390.3 million, primarily due to:

  •
  a decrease of $537.5 million related to the repayments of the Term Loan B Facility, Term Loan A Facility and Cambridge obligation in 2010;

  •
  a decrease of $350.0 million related to the issuance of the 5.375% Convertible Notes in 2009 that did not similarly occur in 2010;

  •
  a decrease of $254.3 million related to the repurchase of a portion of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity);

  •
  a decrease of $209.1 million related to the change in dividends paid, mainly due to the payment of the post-Merger special dividend in 2010; and

  •
  a decrease of $60.1 million related to the repurchase of common shares in 2010.

        Those factors were partially offset by:

  •
  an increase related to net proceeds of $992.4 million from the issuance of the 2018 Notes in 2010; and

  •
  an increase of $57.6 million related to higher proceeds from the issuance of common shares on the exercise of stock options in 2010.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Net cash provided by financing activities was $177.0 million in 2009, compared with cash used of $210.3 million in 2008, reflecting an increase of $387.4 million, primarily due to:

  •
  an increase of $350.0 million related to proceeds from the issuance of the 5.375% Convertible Notes in 2009;

  •
  an increase of $33.1 million related to lower dividends paid in 2009, reflecting a reduction in our pre-Merger quarterly cash dividend policy to $0.09 per share commencing in May 2009, compared with $0.375 per share in 2008; and

  •
  an increase of $29.8 million related to the repurchase of common shares in 2008 that did not similarly occur in 2009.

        Those factors were partially offset by:

  •
  a decrease of $26.3 million related to deferred financing costs on the issuance of the 5.375% Convertible Notes in 2009.

Financial Assets (Liabilities)

        The following table displays our net financial liability position as of December 31, 2010 and 2009:

	As of December 31
	2010	2009	Change
($ in 000s; Asset (Liability))	$	$	$	%
Financial assets:
Cash and cash equivalents	394,269	114,463	279,806	244
Marketable securities	8,166	21,082	(12,916)	(61)

Total financial assets	402,435	135,545	266,890	197

Financial liabilities:
Term Loan A Facility	(975,000)	—	(975,000)	NM
2017 Notes	(497,589)	—	(497,589)	NM
2020 Notes	(695,735)	—	(695,735)	NM
2018 Notes	(992,498)	—	(992,498)	NM
5.375% Convertible Notes	(196,763)	(298,285)	101,522	(34)
4.0% Convertible Notes	(220,792)	—	(220,792)	NM
Cambridge obligation	(16,900)	(27,800)	10,900	(39)

Total financial liabilities	(3,595,277)	(326,085)	(3,269,192)	1,003

Net financial liabilities	(3,192,842)	(190,540)	(3,002,302)	1,576

NM — Not meaningful

        Our primary sources of liquidity are our cash flows from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations, funds available under the Credit Facilities, supplemented with additional debt issuances as needed, will be sufficient to meet our liquidity needs, based on our current expectations. We have no material commitments for capital expenditures.

        Our short-term debt maturities consist mainly of $100.0 million outstanding principal amount under the Term A Credit Facility, due in quarterly instalments of $25.0 million. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Part of our business strategy is to expand through strategic acquisitions which may require us to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes.

        On September 27, 2010, Valeant and certain of its subsidiaries entered into a Credit and Guaranty Agreement (the "Credit Agreement") with a syndicate of lending institutions, which consists of (1) a four-and-one half-year non-amortizing $125.0 million Revolving Credit Facility, which includes a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans, (2) a five-year amortizing $1.0 billion Term Loan A Facility, and (3) a six-year amortizing $1.625 billion Term Loan B Facility, consisting of a $1.5 billion "initial draw" and a $125.0 million "delayed draw". On September 28, 2010, we and certain of our subsidiaries (other than Valeant and its subsidiaries) entered into Counterpart Agreements or Deeds of Guarantee, as appropriate, to the Credit Agreement, each in substantially the same form. On November 29, 2010, the "delayed draw" under the Term Loan B Facility was terminated. As of December 31, 2010, the "initial draw" under the Term Loan B Facility has been paid in full. We were in compliance with all covenants associated with the Credit Facilities at December 31, 2010.

        Concurrent with the closing of the Merger, Valeant issued $500.0 million aggregate principal amount of 2017 Notes and $700.0 million aggregate principal amount of 2020 Notes. A portion of the proceeds of the 2017 Notes and 2020 Notes offering was used to pay down $1.0 billion of the Term Loan B Facility.

        On November 23, 2010, Valeant issued $1.0 billion aggregate principal amount of 2018 Notes. The 2018 Notes were issued at a discount of 99.24% for an effective annual yield of 7.0%. A portion of the proceeds of the 2018 Notes offering was used to repay the remaining $500.0 million owed under the Term Loan B Facility and the balance of the proceeds are expected to be used for general corporate purposes, including acquisitions, debt repayment and securities repurchases.

        The 2017 Notes, 2020 Notes and 2018 Notes (hereinafter referred to as the "Notes") are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Credit Facilities (as described above). Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the Notes. The non-guarantor subsidiaries had total assets of $3,411.8 million and total liabilities of $841.2 million as of December 31, 2010, and net revenues of $182.7 million and income from operations of $0.9 million for the year ended December 31, 2010.

        On February 8, 2011, Valeant issued $650.0 million aggregate principal amount of 2021 Notes. The 2021 Notes are jointly and severally guaranteed on the same senior unsecured basis as the Notes. The net proceeds of the 2021 Notes offering were to be used to finance the acquisitions of PharmaSwiss and the U.S. and Canadian rights to non-ophthalmic topical formulations of Zovirax® (as described above under "Acquisitions — PharmaSwiss and — Zovirax®") and to pay fees and expenses in connection with these acquisitions and for general corporate purposes. Pending the completion of each of these acquisitions, Valeant deposited $400.0 million of the proceeds of the 2021 Notes offering ($135.0 million of which was released on February 23, 2011 following the completion of the acquisition of the U.S. rights to Zovirax®), together with cash in an amount sufficient to pay the special mandatory redemption price for the 2021 Notes, when and if due, into an escrow account.

Securities Repurchase Program

        On November 4, 2010, we announced that our board of directors approved a securities repurchase program, (the "securities repurchase program") pursuant to which we may make purchases of our common shares, Convertible Notes and/or Notes up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law. Our board of directors also approved a sub-limit of up to 16.0 million common shares, representing approximately 10% of the Company's public float (as estimated at

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the commencement of the securities repurchase program), to be purchased for cancellation under a normal course issuer bid through the facilities of the NYSE and Toronto Stock Exchange ("TSX"). We may initially make purchases under the securities repurchase program of up to 15.0 million common shares through the facilities of the NYSE, in accordance with applicable rules and guidelines. This represented approximately 5% of our issued and outstanding common shares as of November 4, 2010. Following additional filings and related approvals, we may also purchase common shares over the TSX. The program does not require us to repurchase a minimum number of securities, and the program may be modified, suspended or terminated at any time without prior notice. The securities repurchase program will terminate on November 7, 2011 or at such earlier time as we complete our purchases. Under the terms of the Credit Facilities, our purchases under the securities repurchase program are subject to certain monetary thresholds, above which we require the consent of the lenders.

        In connection with the securities repurchase program, we have, to date, repurchased $137.6 million principal amount of the 5.375% Convertible Notes for consideration of $284.1 million and 2.3 million of our common shares for consideration of $60.1 million. The amount of securities to be purchased and the timing of purchases under the securities repurchase program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements. The securities to be repurchased will be funded using our cash resources.

        On February 24, 2011, we entered into an agreement to repurchase 7.4 million common shares from ValueAct Capital Master Fund, L.P. ("ValueAct") for an aggregate purchase price of $275.0 million negotiated at a 5.77% discount over a 20-day trading day average, which was calculated in a similar manner to Valeant's privately negotiated share repurchase from ValueAct completed in May 2010. The transaction, which is subject to closing conditions, is expected to be consummated on March 17, 2011, or such other time or date as the parties to the purchase agreement may agree. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined our board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

        In connection with the pending $275.0 million share repurchase from ValueAct, we are evaluating debt financing alternatives.

Share Repurchase Program

        On August 6, 2009, we announced that our board of directors had renewed the previous share repurchase program. This program terminated on August 11, 2010. We did not repurchase any of our common shares under the program.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The following table summarizes our contractual obligations as of December 31, 2010, with the exception that long-term debt includes principal and interest payments on the 2021 Notes issued in February 2011:

	Payments Due by Period
	Total	2011	2012 and 2013	2014 and 2015	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt obligations(1)	6,237,645	363,541	1,049,262	1,192,651	3,632,191
Lease obligations	94,277	24,935	21,153	12,970	35,219
Purchase obligations(2)	60,018	38,337	18,793	1,976	912

Total contractual obligations	6,391,940	426,813	1,089,208	1,207,597	3,668,322

(1)
Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.

(2)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and include obligations for minimum inventory and capital expenditures, and outsourced information technology, product promotion and clinical research services.

        The above table does not reflect any contingent milestone or royalty payments in connection with research and development arrangements with third parties. As described above under "Synergies and Cost Savings — Merger-Related Cost-Rationalization and Integration Initiatives — Research and Development Pipeline Rationalization", we have determined not to continue a number of our specialty CNS programs, and have provided notices of termination to, or entered into termination agreements with, the counterparty to each of the related agreements. As a result, we will not be required to make the previously identified contingent milestone or royalty payments under those agreements. As described above under "Acquisitions — Istradefylline", we may be required to make milestone payments of up to $55.0 million in the aggregate in connection with the istradefylline acquisition, contingent on the achievement of specific developmental, regulatory and sales-based milestones. In addition, we may have to make royalty payments based on net commercial sales of products containing istradefylline.

        In addition, the above table does not reflect assumed contingent milestone payments of Valeant of $412.2 million in the aggregate, including contingent consideration of up to $390.0 million that we may be required to pay related to Valeant's acquisition of Princeton Pharma Holdings LLC, and its wholly-owned operating subsidiary, Aton Pharma, Inc. ("Aton"), on May 26, 2010. The Aton contingent consideration consists of future milestones predominantly based upon the achievement of approval and commercial targets for certain pipeline products.

        Also excluded from the above table is a liability for uncertain tax positions totaling $110.9 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

OUTSTANDING SHARE DATA

        Our common shares are listed on the TSX and the NYSE under the ticker symbol "VRX".

        At February 23, 2011, we had 304,219,307 issued and outstanding common shares and 1,618,095 common shares issuable in connection with the Merger. In addition, we had 11,458,722 stock options and 2,114,246 time-based RSUs that each represent the right of a holder to receive one of the Company's common shares, and 2,496,427 performance-based RSUs that represent the right of a holder to receive up to 300% of the RSUs granted. A maximum of 5,732,365 common shares could be issued upon vesting of the performance-based RSUs outstanding.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Assuming full share settlement, 14,800,839 common shares are issuable upon the conversion of the 5.375% Convertible Notes (based on a current conversion rate of 69.6943 common shares per $1,000 principal amount of notes, subject to adjustment), and 17,782,891 common shares are issuable upon the conversion of the 4.0% Convertible Notes (based on a current conversion rate of 79.0667 common shares per $1,000 principal amount of notes, subject to adjustment); however, our intent is to settle the Convertible Notes using a net share settlement approach. Under the call option agreements on the 4.0% Convertible Notes assumed in connection with the Merger, we have the right but not the obligation to buy up to 15,813,340 of our common shares from the counterparties to these agreements, and the counterparties have the right but not the obligation to buy from us an identical number of common shares.

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

Inflation; Seasonality

        Historically, our results of operations have not been materially impacted by inflation or seasonality. However, following the Merger, we are subject to price control restriction on our pharmaceutical products in the majority of countries in which we now operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.

Foreign Currency Risk

        Historically, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We also faced foreign currency exposure on the translation of our operations in Canada from Canadian dollars to U.S. dollars. Effective with the Merger, we have additional foreign currency exposure related to the Polish zloty (and other Eastern European currencies), the Mexican peso, the Brazilian real and the Australian dollar from Valeant operations. These operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency assets in relation to same currency liabilities, and same currency revenues in relation to same currency expenses.

        In 2010, the repurchase of $126.3 million principal amount of the U.S. dollar-denominated 5.375% Convertible Notes resulted in a foreign exchange gain for Canadian income tax purposes of approximately $10.0 million. The payment of the remaining balance of the 5.375% Convertible Notes will likely result in a foreign exchange gain or loss for Canadian income tax purposes. The amount of this gain or loss will depend on the exchange rate between the U.S. and Canadian dollar at the time the 5.375% Convertible Notes are paid. As of December 31, 2010, the unrealized foreign exchange gain on the translation of the remaining principal amount of the 5.375% Convertible Notes to Canadian dollars for Canadian income tax purposes was approximately $24.0 million. One-half of any realized foreign exchange gain or loss is included in our Canadian taxable income, which results in a corresponding reduction in our available Canadian operating losses and tax credit carryforward balances. However, the payment of the 5.375% Convertible Notes does not result in a

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

foreign exchange gain or loss being recognized in our consolidated financial statements, as these statements are prepared in U.S. dollars.

Interest Rate Risk

        We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. The primary objective of our policy for the investment of temporary cash surpluses is the protection of principal, and accordingly, we generally invest in high quality, liquid money market investments with varying maturities, but typically less than three months. As it is our intent and policy to hold these investments until maturity, we do not have a material exposure to interest rate risk.

        As of December 31, 2010, we had $2,648.6 million and $975.0 million principal amount of issued fixed rate debt and variable rate debt, respectively, that require U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of December 31, 2010 was $3,182.7 million. If interest rates were to increase or decrease by 100 basis-points the fair value of our long-term debt would increase or decrease by approximately $166.0 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points change in interest rates would have an annualized pre-tax effect of approximately $10.0 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

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

        Under certain product manufacturing and supply agreements, we rely on estimates for future returns, rebates and chargebacks made by our commercialization counterparties. We make adjustments as needed to state these estimates on a basis consistent with our revenue recognition policy and our methodology for estimating returns, rebates, and chargebacks related to our own direct product sales.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Continuity of Product Sales Provisions

        The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
($ in 000s)	$	$	$	$	$	$
Balance, January 1, 2008	1,041	19,362	7,180	783	4,326	32,692
Current year provision	8,398	19,919	15,226	9,222	10,670	63,435
Prior year provision	—	(4,599)	(1,297)	—	—	(5,896)
Payments or credits	(8,600)	(9,590)	(15,238)	(9,603)	(11,278)	(54,309)

Balance, December 31, 2008	839	25,092	5,871	402	3,718	35,922

Current year provision	13,390	16,498	31,555	16,795	16,894	95,132
Prior year provision	—	3,767	6,852	—	—	10,619
Payments or credits	(12,547)	(20,773)	(23,344)	(14,901)	(15,154)	(86,719)

Balance, December 31, 2009	1,682	24,584	20,934	2,296	5,458	54,954

Acquisition of Valeant	3,974	81,441	59,914	8,932	7,149	161,410
Current year provision	24,286	26,377	86,527	35,428	24,345	196,963
Prior year provision	—	(3,430)	1,236	—	—	(2,194)
Payments or credits	(22,293)	(18,330)	(88,907)	(36,415)	(22,851)	(188,796)

Balance, December 31, 2010	7,649	110,642	79,704	10,241	14,101	222,337

Use of Information from External Sources

        In the U.S., we use information from external sources to estimate our product sales provisions. We have data sharing agreements with the three largest wholesalers in the U.S. Where we do not have data sharing agreements, we use third-party data to estimate the level of product inventories and product demand at wholesalers and retail pharmacies. Third-party data with respect to prescription demand and inventory levels are subject to the inherent limitations of estimates that rely on information from external sources, as this information may itself rely on certain estimates and reflect other limitations.

        Our inventory levels in the wholesale distribution channel do not vary substantially, as our distribution agreements with the three largest wholesalers in the U.S. limit the aggregate amount of inventory they can own to between 1/2 and 1 1/2 months of supply of our products. The inventory data from these wholesalers is provided to us in the aggregate rather than by specific lot number, which is the level of detail that would be required to determine the original sale date and remaining shelf life of the inventory.

        Some European countries base their rebates on the government's unbudgeted pharmaceutical spending and we use an estimated allocation factor against our actual invoiced sales to project the expected level of reimbursement. We obtain third-party information that helps us to monitor the adequacy of these accruals. If our estimates are not indicative of actual unbudgeted spending, our results could be materially affected.

Cash Discounts and Allowances

        We offer cash discounts for prompt payment and allowances for volume purchases to customers. Provisions for cash discounts are estimated at the time of sale and recorded as direct reductions to accounts receivable and revenue. Provisions for allowances are recorded in accrued liabilities. We estimate provisions for cash discounts and allowances based on contractual sales terms with customers, an analysis of unpaid invoices, and historical payment experience. Estimated cash discounts and allowances have historically been predictable and less

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        In determining our estimates for returns, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimates. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us.

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

  •
  increasing price competition from generic competitors; and

  •
  recent changes to the U.S. National Drug Codes ("NDC") of our products, which could result in a period of higher returns related to products with the old NDC, as our U.S. customers generally permit only one NDC per product for identification and tracking within their inventory systems.

        Our adjustments to actual in 2010, 2009 and 2008 were not material to our revenues or earnings.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Rebates and Chargebacks

        We are subject to rebates on sales made under governmental and managed-care pricing programs in the U.S. The largest of these rebates is associated with sales covered by Medicaid. We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that provision for several periods.

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

        We do not process or track actual rebate payments or credits by period in which the original sale was made, as the necessary lot information is not required to be provided to us by the private or public benefit providers. Accordingly, we generally assume that adjustments made to rebate provisions relate to sales made in the prior years due to the delay in billing. However, we assume that adjustments made to chargebacks are generally related to sales made in the current year, as we settle these amounts within a few months of original sale. Our adjustments to actual in 2010 and 2008 were not material to our revenues or earnings. We recorded an adjustment of $6.9 million in 2009 to increase the provision for rebates as a result of higher than anticipated Medicaid utilization, due to the economic condition in the U.S. and the related increase in the number of patients in these governmental programs.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

        We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

        Impairment exists when the carrying amount of an amortizable intangible asset is not recoverable and its carrying value exceeds its estimated fair value. A discounted cash flow analysis is typically used to determine fair value using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset's expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our intangible assets

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

can be up to 25 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.

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

Goodwill

        Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. Prior to the Merger, we had one operating segment and one reporting unit. Accordingly, in fiscal years 2010 and 2009, goodwill existing prior to the Merger was tested for impairment by comparing our pre-Merger market capitalization, based on the quoted market price of our underlying common shares, to the carrying value of our consolidated net assets. On that basis, there was no indication of goodwill impairment.

        Effective with the Merger, we operate in the following business segments: U.S. Neurology and Other; U.S. Dermatology; Canada and Australia; Branded Generics — Europe; and Branded Generics — Latin America. Each of the U.S. Neurology and Other, U.S. Dermatology and Branded Generics — Europe segments consist of one reporting unit. The Canada and Australia segment consists of two geographical reporting units. Similarly, the Branded Generics — Latin America segment consists of two reporting units based on geography, namely Mexico and Brazil. The Company has provisionally allocated goodwill to the seven reporting units. Goodwill recognized as a result of the Merger will be tested for impairment commencing in 2011.

        An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in our market capitalization may signal that an interim impairment test is needed. Accordingly, we monitor changes in our share price between annual impairment tests to ensure that our market capitalization continues to exceed the carrying value of our consolidated net assets. We consider a decline in our share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in our share price reflecting adverse changes in our underlying operating performance, cash flows, financial condition, and/or liquidity. In the event that our market capitalization does decline below its book value, we would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. We believe that short-term fluctuations in share prices may not necessarily reflect underlying values. For example, a decline in share price due to the following reasons may not be indicative of an actual decline in the aggregate fair value at the reporting unit level:

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

        However, if a decline in our market capitalization below book value persists for an extended period of time, we would likely consider the decline to be indicative of a decline in the aggregate fair value at the reporting unit level.

Contingencies

        In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings; contractual indemnities; product and environmental

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

liabilities; and tax matters. We are required to accrue for such loss contingencies if it is probable that the outcome will be unfavourable and if the amount of the loss can be reasonably estimated. We are often unable to develop a best estimate of loss, in which case the minimum amount of loss, which could be zero, is recorded. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies, and consultation with internal and external legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition, and cash flows. For a discussion of our current legal proceedings, see note 24 to the 2010 Financial Statements.

Income Taxes

        We have operations in various countries that have differing tax laws and rates. Our tax structure is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by domestic and foreign tax authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among the different jurisdictions in which we operate, changes in tax laws in these jurisdictions, changes in tax treaties between various countries in which we operate, changes in our eligibility for benefits under those tax treaties, and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate on all or a portion of our income and/or any of our subsidiaries.

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

        Our income tax returns are subject to audit in various jurisdictions. Existing and future audits by, or other disputes with, tax authorities may not be resolved favourably for us and could have a material adverse effect on our reported effective tax rate and after-tax cash flows. We record liabilities for uncertain tax positions, which involves significant management judgment. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for uncertain tax positions. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from our estimates. To the extent that our estimates differ from amounts eventually assessed and paid our income and cash flows may be materially and adversely affected.

        We assess whether it is more likely than not that we will realize the tax benefits associated with our deferred tax assets and establish a valuation allowance for assets that are not expected to result in a realized tax benefit. A significant amount of judgment is used in this process, including preparation of forecasts of future taxable income and evaluation of tax planning initiatives. If we revise these forecasts or determine that certain planning events will not occur, an adjustment to the valuation allowance will be made to tax expense in the period such determination is made.

Share-Based Compensation

        We recognize employee share-based compensation, including grants of stock options and RSUs, at estimated fair value. As there is no market for trading our employee stock options, we use the Black-Scholes

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

option-pricing model to calculate stock option fair values, which requires certain assumptions related to the expected life of the stock option, future stock price volatility, risk-free interest rate, and dividend yield. The expected life of the stock option is based on historical exercise and forfeiture patterns. Future stock price volatility is based on historical volatility of our common shares over the expected life of the stock option. The risk-free interest rate is based on the rate at the time of grant for U.S. or Canadian government bonds with a remaining term equal to the expected life of the stock option. Dividend yield is based on the stock option's exercise price and expected annual dividend rate at the time of grant. Changes to any of these assumptions, or the use of a different option-pricing model, such as the lattice model, could produce a different fair value for share-based compensation expense, which could have a material impact on our results of operations.

        We determine the fair value of each RSU granted based on the trading price of our common shares on the date of grant, unless the vesting of the RSU is conditional on the attainment of any applicable performance goals, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the performance condition will be achieved. Changes to any of these inputs could materially affect the measurement of the fair value of the performance-based RSUs.

NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

        Information regarding the adoption of new accounting guidance is contained in note 2 to the 2010 Financial Statements.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2010

        Effective January 1, 2011, we have adopted the provisions of the following new accounting standards:

  •
  Guidance on the recognition and classification of fees imposed on pharmaceutical manufacturers under the U.S. Patient Protection and Affordable Care Act.

  •
  Guidance recognizing the milestone method of revenue recognition as a valid application of the proportional performance model when applied to research and development arrangements.

  •
  Amendments to the recognition and measurement guidance for multiple-element revenue arrangements.

        We are currently evaluating the effect that the adoption of these standards will have on our financial condition and results of operations.

International Financial Reporting Standards

        International Financial Reporting Standards ("IFRS") will replace Canadian standards and interpretations as Canadian GAAP effective January 1, 2011. Effective January 1, 2011, National Instrument 52-107, "Acceptable Accounting Principles and Auditing Standards", continues to allow Canadian public companies who are also SEC issuers the option to use U.S. GAAP. Accordingly, we currently intend to continue our practice of following U.S. GAAP in financial statements filed with the Canadian Securities Administrators ("CSA") and the SEC. We believe that U.S. GAAP financial statements afford better comparability with our U.S.-based industry peers.

FORWARD-LOOKING STATEMENTS

        Caution regarding forward-looking information and statements and "Safe-Harbor" statements under the U.S. Private Securities Litigation Reform Act of 1995:

        To the extent any statements made in this MD&A contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities legislation (collectively, "forward-looking statements"). These forward looking statements relate to, among other things: the expected benefits of

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the Merger, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.

        Forward-looking statements can generally be identified by the use of words such as "believe", "anticipate", "expect", "intend", "estimate", "plan", "continue", "will", "may", "could", "would", "target", "potential" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this MD&A that contain forward-looking statements are qualified by these cautionary statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

  •
  our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

  •
  factors relating to the integration of the businesses of Valeant and Biovail, including: our ability to integrate the business in the expected time frame, including the integration of the research and development, manufacturing, distribution, sales, marketing and promotion activities and financial and information technology systems of Valeant and Biovail; the difficulties of integrating personnel while maintaining focus on producing and delivering consistent, high quality products and retaining existing customers and attracting new customers; and the realization of the anticipated benefits, including cost savings, from such integration;

  •
  the challenges and difficulties associated with managing a larger, more complex, combined business;

  •
  our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of our significant operating subsidiary in Barbados;

  •
  our ability to retain, motivate and recruit executives and other key employees;

  •
  our future cash flows, our ability to service and repay our existing debt, and our ability to raise additional funds, if needed, in light of our current and projected levels of operations, acquisition activity and general economic conditions;

  •
  our ability to identify, acquire and integrate acquisition targets and to secure and maintain third-party research, development, manufacturing, marketing or distribution arrangements;

  •
  the risks associated with the international scope of our operations;

  •
  the impacts of the Patient Protection and Affordable Care Act in the U.S. and other legislative and regulatory reforms in the countries in which we operate;

  •
  the uncertainties associated with the acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

  •
  the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the FDA, the Canadian Therapeutic Products Directorate and European regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

  •
  the outcome of legal proceedings, investigations and regulatory proceedings;

  •
  economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

  •
  the disruption of delivery of our products and the routine flow of manufactured goods across the U.S. border; and

  •
  other risks detailed from time to time in our filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this MD&A, as well as under Item 1A. "Risk Factors" of the 2010 Form 10-K, and in our other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made.

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

        We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed on reports and filed or submitted with the SEC is recorded, processed, summarized, and reported in a timely manner. Based on our evaluation, our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010 are effective. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our reports.

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

        Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that our internal controls over financial reporting were effective as of December 31, 2010.

        The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations except for the operations of Valeant, which represented 23% of the Company's consolidated revenues for the year ended December 31, 2010, and assets associated with Valeant's operations (excluding intangible assets, goodwill and other fair value adjustments arising from the acquisition accounting for Valeant) represented 11% of the Company's consolidated total assets as of December 31, 2010.

        The effectiveness of the Company's internal controls over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, as stated in their report on page F-4 of the 2010 Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof by our management, including the CEO and CFO, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Information relating to quantitative and qualitative disclosures about market risk is detailed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this Item is contained in the financial statements set forth in Item 15. "Exhibits, Financial Statement Schedules" under the caption "Consolidated Financial Statements and Supplementary Data" as part of this Form 10-K and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Prior to the Merger, Ernst & Young LLP ("E&Y") audited Biovail's historical financial statements and PricewaterhouseCoopers LLP ("PwC") audited Valeant's historical financial statements. On November 19, 2010, we notified E&Y and PwC that our Finance and Audit Committee (the "Audit Committee") determined to recommend to our board of directors that, at the Company's annual general meeting of shareholders in 2011, our board of directors recommend that shareholders appoint PwC as the Company's independent registered public accountant for the year ending December 31, 2011. E&Y has continued to serve as our independent registered public accountant engaged to audit our consolidated financial statements as of and for the year ending December 31, 2010.

        The audit report of E&Y on the consolidated financial statements of Biovail as of and for each of the two fiscal years ended December 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The audit report of E&Y on our consolidated financial statements as of and for the year ending December 31, 2010 does not contain any adverse opinion or disclaimer of opinion, nor is it qualified or modified as to uncertainty, audit scope or accounting principle. During Biovail's fiscal years ended December 31, 2009 and 2008, and in the subsequent interim period from January 1, 2010 through November 19, 2010, the date E&Y was notified of the Audit Committee's decision to recommend that PwC be appointed as the Company's independent registered public accountant at the next annual general meeting of shareholders, and in the subsequent period following such date, (i) there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its report, and (ii) there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

  (a)
  Management's Annual Report on Internal Control Over Financial Reporting.    Management's Annual Report on Internal Control Over Financial Reporting is incorporated herein by reference from Part II, Item 8 of this report.

  (b)
  Report of the Registered Public Accounting Firm.    The Report of the Registered Public Accounting Firm on the Company's internal control over financial reporting is incorporated herein by reference from Part II, Item 8 of this report.

  (c)
  Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f)

    and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required under this Item is incorporated herein by reference from information included in the 2011 Proxy Statement.

        The Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, the principal accounting officer, controller, and all vice presidents and above in the finance department of the Company worldwide. A copy of the Code of Ethics can be found on our website at: www.valeant.com. We intend to satisfy the SEC disclosure requirements regarding amendments to, or waivers from, any provisions of our Code of Ethics on our website.

Item 11.    Executive Compensation

        Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2011 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2011 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2010 and 2009 is incorporated herein by reference from information included in the 2011 Proxy Statement.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

        Documents filed as a part of the report:

        (1) The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

        (2) Schedule II — Valuation and Qualifying Accounts.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts expressed in thousands of U.S. dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2010
Allowance for doubtful accounts	$2,437	$531	$7,138	$(3,414)	$6,692
Allowance for inventory obsolescence	$8,560	$6,356	$18,821	$(5,672)	$28,065
Year ended December 31, 2009
Allowance for doubtful accounts	$1,179	$1,304	$—	$(46)	$2,437
Allowance for inventory obsolescence	$10,343	$7,370	$—	$(9,153)	$8,560
Year ended December 31, 2008
Allowance for doubtful accounts	$1,217	$(23)	$—	$(15)	$1,179
Allowance for inventory obsolescence	$13,792	$4,284	$—	$(7,733)	$10,343

        (3) Exhibits

 EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1		Agreement and Plan of Merger, dated as of September 16, 2008, by and among Biovail Americas Corp., Prestwick Holdings, Inc., Prestwick Pharmaceuticals, Inc. and Sofinnova Management V 2005, LLC and Edgar G. Engleman, M.D., as the Stockholder Representatives, originally filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**††
2.2
Asset Purchase Agreement, dated as of May 5, 2009, by and between Biovail Laboratories International SRL and SmithKline Beecham Corporation, originally filed as Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**††
2.3
Asset Purchase Agreement, dated as of May 16, 2009, between Cambridge Laboratories (Ireland) Limited and Biovail Laboratories International (Barbados) SRL (the "Cambridge Asset Purchase Agreement"), originally filed as Exhibit 2.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**††
2.4
Amendment No. 1 to Cambridge Asset Purchase Agreement, dated as of June 19, 2009, between Cambridge Laboratories (Ireland) Limited and Biovail Laboratories International (Barbados) SRL, originally filed as Exhibit 2.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
2.5
Membership Interest Purchase Agreement, dated May 3, 2010, by and among Valeant, Princeton Pharma Holdings LLC and the other parties named therein, originally filed as Exhibit 2.1 to Valeant's Current Report on Form 8-K filed on June 2, 2010, which is incorporated by reference herein.**††
2.6
Agreement and Plan of Merger, dated as of June 20, 2010, among Valeant, the Company, Biovail Americas Corp. and Beach Merger Corp., originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.††
2.7	*	Stock Purchase Agreement, dated January 31, 2011, between Biovail International S.à.r.l. and the stockholders of PharmaSwiss SA.**††
2.8	*	Asset Purchase Agreement, dated February 2, 2011, between Biovail Laboratories International SRL and GlaxoSmithKline LLC.**††
2.9
Purchase Agreement, dated as of April 30, 2010, between Valeant and ValueAct Capital Master Fund, L.P., originally filed as Exhibit 99.1 to Valeant's Current Report on Form 8-K, filed May 3, 2010, which is incorporated by reference herein.††
2.10	*	Purchase Agreement, dated as of February 24, 2011, between the Company and ValueAct Capital Master Fund, L.P.††
3.1
Articles of Amendment to the Articles of Continuance of Biovail Corporation (now Valeant Pharmaceuticals International, Inc.), dated September 28, 2010, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
3.2
Articles of Continuance of Biovail Corporation (now Valeant Pharmaceuticals International, Inc.), originally filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
3.3
Amended and Restated By-Law No. 1 of Biovail Corporation (now Valeant Pharmaceuticals International, Inc.), originally filed as Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.

Exhibit Number		Exhibit Description
3.4		By-Law No. 2 of Biovail Corporation (now Valeant Pharmaceuticals International, Inc.), originally filed as Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
4.1
Indenture, dated November 19, 2003, between Valeant, Ribapharm Inc. and The Bank of New York Mellon Trust Company, N.A, as successor to The Bank of New York Mellon (formerly The Bank of New York), originally filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
4.2
First Supplemental Indenture dated as of September 27, 2010, and effective as of September 28, 2010, to the Indenture dated as of November 19, 2003, between Valeant, Ribapharm Inc. and The Bank of New York Mellon Trust Company, N.A, as successor to The Bank of New York Mellon (formerly the Bank of New York) (the "Convertible Notes Trustee"), between Valeant, the Company and the Convertible Notes Trustee, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
4.3
Form of 4.0% Convertible Subordinated Notes due 2013, originally filed as Exhibit A-2 to Exhibit 4.1 to Valeant's Current Report on Form 8-K, originally filed November 25, 2003 (031023410), which is incorporated by reference herein.
4.4
Indenture, dated as of June 10, 2009, among the Company, The Bank of New York Mellon and BNY Trust Company of Canada, relating to the 5.375% Senior Convertible Notes due 2014, originally filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
4.5
Form of 5.375% Senior Convertible Notes due 2014, originally filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
4.6
Indenture, dated as of September 28, 2010, among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the Guarantors listed therein, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
4.7
Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 26, 2010, which is incorporated by reference herein.
4.8
Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 9, 2010, which is incorporated by reference herein.
10.1	†
Biovail Corporation 2007 Equity Compensation Plan (the "2007 Equity Compensation Plan") dated as of May 16, 2007, originally filed as Exhibit 10.49 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.2	†
Amendment No. 1 to the 2007 Equity Compensation Plan dated as of December 18, 2008, originally filed as Exhibit 10.50 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.3	†
Biovail Corporation Amended and Restated 2004 Stock Option Plan dated as of June 25, 2004 (the "2004 Stock Option Plan"), originally filed as Exhibit 10.51 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.

Exhibit Number		Exhibit Description
10.4	†	Amendment to the 2004 Stock Option Plan dated March 14, 2007, originally filed as Exhibit 10.52 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.5	†
Amendment to the 2004 Stock Option Plan dated May 16, 2007, originally filed as Exhibit 10.53 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.6	†
Biovail Corporation Deferred Share Unit Plan for Canadian Directors, approved on May 3, 2005, as amended, originally filed as Exhibit 10.57 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.7	†
Biovail Corporation Deferred Share Unit Plan for U.S. Directors, approved on May 3, 2005, as amended and restated, originally filed as Exhibit 10.58 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.8	†
Biovail Americas Corp. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009, originally filed as Exhibit 10.60 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.9	†
Biovail Corporation Short-Term Incentive Plan, as amended and restated effective January 1, 2009, originally filed as Exhibit 10.61 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.10	†
Special Dividend Reinvestment Plan of the Company, originally filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed November 9, 2010, which is incorporated by reference herein.
10.11	†
Description of Valeant's annual incentive plan for fiscal year 2010, previously described in Item 5.02 of Valeant's Current Report on Form 8-K, filed January 11, 2010, which is incorporated by reference herein.
10.12	†
Employment Agreement, dated as of June 20, 2010, by and between the Company, Biovail Laboratories International SRL and J. Michael Pearson, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.
10.13	†
Employment Letter, dated November 11, 2010, between the Company and Rajiv De Silva, originally filed as Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 17, 2010, which is incorporated by reference herein.
10.14	†
Employment Letter, dated November 11, 2010, between the Company and Robert Chai-Onn, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 17, 2010, which is incorporated by reference herein.
10.15	†
Employment Letter, dated November 11, 2010, between the Company and Mark Durham, originally filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 17, 2010, which is incorporated by reference herein.
10.16	†
Biovail Corporation Non-Executive Chairman and Biovail Laboratories International SRL President Agreement, dated as of June 20, 2010, among the Company, Biovail Laboratories International SRL and William M. Wells, originally filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.
10.17	†
Separation Agreement between Valeant Pharmaceuticals International, Inc., and William M. Wells, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 14, 2010, which is incorporated by reference herein.

Exhibit Number		Exhibit Description
10.18	†	Separation Agreement between Valeant Pharmaceuticals International, Inc., Biovail Laboratories International SRL, and William M. Wells, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 14, 2010, which is incorporated by reference herein.
10.19	†
Employment Letter, dated November 11, 2010, between the Company and Margaret Mulligan, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 17, 2010, which is incorporated by reference herein.
10.20	†
Separation Agreement, dated December 20, 2010, between the Company and Margaret Mulligan, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2010, which is incorporated by reference herein.
10.21	†
Consulting Agreement, dated December 23, 2010, between the Company and Margaret Mulligan, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 27, 2010, which is incorporated by reference herein.
10.22	†
Amended and Restated Employment Agreement of Gilbert Godin effective July 3, 2009, originally filed as Exhibit 10.41 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.23	†
Employment Agreement of Gregory Gubitz effective July 3, 2009, originally filed as Exhibit 10.42 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.24
Credit and Guaranty Agreement, dated as of September 27, 2010, among Valeant, the Company, and certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, Goldman Sachs Lending Partners LLC ("GSLP"), Morgan Stanley Senior Funding, Inc. and Jefferies Finance LLC, as Joint Lead Arrangers, Joint Bookrunners and Syndication Agents, GSLP, as Administrative Agent and Collateral Agent, and each of Bank of America, N.A., DnB NOR Bank ASA, SunTrust Bank and The Bank of Nova Scotia, as Documentation Agent (the "Credit Agreement"), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
10.25	*	Amendment No. 1 to the Credit Agreement, dated December 31, 2010.
10.26
Counterpart Agreement, dated as of September 28, 2010, between the Company and Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
10.27
Credit and Guaranty Agreement, dated as of May 26, 2010, among Valeant, the guarantors named therein, Goldman Sachs Bank USA and the other parties named therein, originally filed as Exhibit 10.1 to Valeant's Current Report on Form 8-K filed on June 2, 2010, which is incorporated by reference herein.††
10.28
Pledge and Security Agreement, dated May 26, 2010, by and among Valeant, Goldman Sachs Bank USA and the other grantors named therein, originally filed as Exhibit 10.2 to Valeant's Current Report on Form 8-K filed on June 2, 2010, which is incorporated by reference herein.††
10.29
Credit Agreement, dated as of June 9, 2009, among the Company, JPMorgan Chase Bank, N.A., Toronto Branch, J.P. Morgan Securities Inc. and Scotia Capital Inc., The Bank of Nova Scotia and National Bank of Canada and HSBC Bank Canada and The Toronto-Dominion Bank, originally filed as Exhibit 10.36 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**

Exhibit Number		Exhibit Description
10.30		Trademark License Agreement, dated as of May 14, 2009, by and between SmithKline Beecham Corporation and Biovail Laboratories International SRL, originally filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**
10.31	*	Trademark and Domain Name License Agreement, dated as of February 22, 2011, by and between GlaxoSmithKline LLC and Biovail Laboratories International SRL.
10.32
License Agreement, dated as of February 9, 2007, among GlaxoSmithKline, PLC, SmithKline Beecham Corporation and Andrx Pharmaceuticals LLC, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**
10.33
Plea Agreement and Side Letter, dated as of May 16, 2008, between United States Attorney for the District of Massachusetts and Biovail Pharmaceuticals, Inc., originally filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.34
Corporate Integrity Agreement, dated as of September 11, 2009, between the Company and the Office of Inspector General of the Department of Health and Human Services, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.35
Settlement Agreement, dated as of September 11, 2009, among the United States of America, United States Department of Justice, Office of Inspector General of the Department of Health and Human Services and the Company, originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.36
Securities Litigation, Stipulation and Agreement of Settlement, dated as of April 4, 2008, between the United States District Court, Southern District of New York and the Company, originally filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.37
Settlement Agreement, dated January 7, 2009, between Staff of the Ontario Securities Commission and the Company, originally filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.38
Settlement Agreement, dated March 2008, between the U.S. Securities and Exchange Commission and the Company, originally filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.39
Commitment Letter, dated as of June 20, 2010, among Valeant, the Company, Goldman Sachs Lenders Partners LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Jefferies Finance LLC, originally filed as Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.
10.40
Voting Agreement, dated as of June 20, 2010, among Valeant, the Company and ValueAct, Inc., originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.
10.41
Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., originally filed as Exhibit 10.7 to Valeant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (05816114), which is incorporated by reference herein.**††

Exhibit Number		Exhibit Description
10.42		License and Collaboration Agreement, dated as of August 27, 2008, between Valeant Pharmaceuticals North America and Glaxo Group Limited (the "GSK Retigabine Agreement"), originally filed as Exhibit 10.1 to Valeant's Current Report on Form 8-K/A, filed August 29, 2008, which is incorporated by reference herein.**
10.43
First Amendment to the GSK Retigabine Agreement, dated as of February 10, 2009, between Valeant Pharmaceuticals North America and Glaxo Group Limited, originally filed as Exhibit 10.35 to Valeant's Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by reference herein.**
10.44	*†	Form of Stock Option Grant Notice and Form of Stock Option Grant Agreement under the 2007 Equity Compensation Plan.
10.45	*†	Form of Unit Grant Notice and Form of Unit Grant Agreement under the 2007 Equity Compensation Plan.
10.46	*†	Form of Unit Grant Notice (Performance Vesting) and Form of Unit Grant Agreement (Performance Vesting) under the 2007 Equity Compensation Plan.
14.1	*	Valeant Pharmaceuticals International, Inc. — Code of Ethics for the Chief Executive Officer and Senior Finance Executives.
16.1
Letter, dated November 26, 2010, from Ernst & Young LLP, originally filed as Exhibit 16.1 of the Company's Current Report on Form 8-K filed on November 26, 2010, which is incorporated by reference herein.
21.1	*	Subsidiaries of Valeant Pharmaceuticals International, Inc.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of the Chief Executive Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of the Chief Financial Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Portions of this exhibit have been omitted pursuant to an application for confidential treatment. Such information has been omtted and filed separately with the SEC.

†
Management contract or compensatory plan or arrangement.

††
One or more exhibits or schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC. (Registrant)
Date: February 28, 2011	By:	/s/ J. MICHAEL PEARSON J. Michael Pearson Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. INGRAM Robert A. Ingram	Chairman of the Board	February 28, 2011
/s/ J. MICHAEL PEARSON J. Michael Pearson	Chief Executive Officer and Director	February 28, 2011
/s/ PHILIP W. LOBERG Philip W. Loberg	Executive Vice-President, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2011
/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	February 28, 2011
/s/ G. MASON MORFIT G. Mason Morfit	Director	February 28, 2011
/s/ DR. LAURENCE E. PAUL Dr. Laurence E. Paul	Director	February 28, 2011
/s/ ROBERT N. POWER Robert N. Power	Director	February 28, 2011
/s/ NORMA A. PROVENCIO Norma A. Provencio	Director	February 28, 2011

Signature	Title	Date

/s/ LLOYD M. SEGAL Lloyd M. Segal	Director	February 28, 2011
/s/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	February 28, 2011
/s/ MICHAEL R. VAN EVERY Michael R. Van Every	Director	February 28, 2011

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the consolidated financial statements. The Board of Directors carries out this responsibility principally through its Finance and Audit Committee. The members of the Finance and Audit Committee are outside Directors. The Finance and Audit Committee considers, for review by the Board of Directors and approval by the shareholders, the engagement or reappointment of the external auditors. Ernst & Young LLP has full and free access to the Finance and Audit Committee.

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

        Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that the Company's internal controls over financial reporting were effective as of December 31, 2010.

        The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations except for the operations of Valeant Pharmaceuticals International ("Valeant"), which the Company acquired on September 28, 2010. Valeant's operations represented 23% of the Company's consolidated revenues for the year ended December 31, 2010, and assets associated with Valeant's operations (excluding intangible assets, goodwill and other fair value adjustments arising from the acquisition accounting for Valeant) represented 11% of the Company's consolidated total assets as of December 31, 2010.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, as stated in their report on page F-4 herein.

/s/ J. MICHAEL PEARSON	/s/ PHILIP W. LOBERG
J. Michael Pearson Chief Executive Officer	Philip W. Loberg Executive Vice President and Interim Chief Financial Officer

February 28, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Valeant Pharmaceuticals International, Inc.

        We have audited the accompanying consolidated balance sheets of Valeant Pharmaceuticals International, Inc., formerly Biovail Corporation, as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule II included in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valeant Pharmaceuticals International, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Valeant Pharmaceuticals International, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Toronto, Canada, February 28, 2011	Chartered Accountants Licensed Public Accountants

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Valeant Pharmaceuticals International, Inc.

        We have audited internal control over financial reporting of Valeant Pharmaceuticals International, Inc., formerly Biovail Corporation, as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO" criteria). Valeant Pharmaceuticals International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Valeant Pharmaceuticals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Valeant Pharmaceuticals International ("Valeant"), which is included in the 2010 consolidated financial statements of Valeant Pharmaceuticals International, Inc. Valeant's operations represented 23% of the Company's consolidated revenues for the year ended December 31, 2010, and assets associated with Valeant's operations (excluding intangible assets, goodwill and other fair value adjustments arising from the acquisition accounting for Valeant) represented 11% of the Company's consolidated total assets as of December 31, 2010. Our audit of internal control over financial reporting of Valeant Pharmaceuticals International, Inc. also did not include an evaluation of the internal control over financial reporting of Valeant Pharmaceuticals International.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Valeant Pharmaceuticals International, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Toronto, Canada, February 28, 2011	Chartered Accountants Licensed Public Accountants

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(All dollar amounts expressed in thousands of U.S. dollars)

	As of December 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$394,269	$114,463
Marketable securities	6,083	9,566
Accounts receivable, net	274,819	112,165
Inventories, net	229,582	82,773
Prepaid expenses and other current assets	26,088	15,377
Assets held for sale	4,014	8,542
Income taxes receivable	8,243	—
Deferred tax assets, net	77,068	—

Total current assets	1,020,166	342,886
Marketable securities	2,083	11,516
Property, plant and equipment, net	281,752	103,848
Intangible assets, net	6,372,780	1,335,222
Goodwill	3,001,376	100,294
Deferred tax assets, net	80,085	132,800
Other long-term assets, net	36,875	32,724

Total assets	$10,795,117	$2,059,290

Liabilities
Current liabilities:
Accounts payable	$101,324	$72,022
Dividends payable	—	14,246
Accrued liabilities	442,114	122,094
Income taxes payable	9,153	6,846
Deferred revenue	21,520	21,834
Current portion of long-term debt	116,900	12,110
Liabilities for uncertain tax positions	646	—
Deferred tax liabilities, net	799	—

Total current liabilities	692,456	249,152
Deferred revenue	50,021	69,247
Long-term debt	3,478,377	313,975
Liabilities for uncertain tax positions	96,102	66,200
Deferred tax liabilities, net	1,436,743	—
Other long-term liabilities	130,322	6,344

Total liabilities	5,884,021	704,918

Shareholders' Equity
Common shares, no par value, unlimited shares authorized, 302,448,934 and 158,310,884 issued and outstanding at December 31, 2010 and 2009, respectively	5,251,730	1,465,004
Additional paid-in capital	495,041	91,768
Accumulated deficit	(934,511)	(245,974)
Accumulated other comprehensive income	98,836	43,574

Total shareholders' equity	4,911,096	1,354,372

Total liabilities and shareholders' equity	$10,795,117	$2,059,290

Commitments and contingencies (notes 24, 25 and 27)

On behalf of the Board:

/s/ J. MICHAEL PEARSON J. Michael Pearson	/s/ MICHAEL R. VAN EVERY Michael R. Van Every
Chief Executive Officer	Chairperson, Finance and Audit Committee

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(All dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Years Ended December 31
	2010	2009	2008
Revenues
Product sales	$1,133,371	$789,026	$714,548
Alliance and royalty	35,109	15,418	16,119
Service and other	12,757	15,986	26,511

	1,181,237	820,430	757,178

Expenses
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	395,595	204,309	197,167
Cost of services	10,155	13,849	23,033
Research and development	68,311	47,581	69,811
Selling, general and administrative	276,546	167,633	188,922
Amortization of intangible assets	219,758	104,730	51,369
Restructuring and other costs	140,840	30,033	70,202
Acquired in-process research and development	89,245	59,354	—
Legal settlements	52,610	6,191	32,565
Acquisition-related costs	38,262	5,596	—

	1,291,322	639,276	633,069

Operating income (loss)	(110,085)	181,154	124,109
Interest income	1,294	1,118	9,400
Interest expense	(84,307)	(24,881)	(1,018)
Write-down of deferred financing costs	(5,774)	(537)	—
Foreign exchange and other	574	507	(1,057)
Loss on extinguishment of debt	(32,413)	—	—
Gain (loss) on investments, net	(5,552)	17,594	(4,530)

Income (loss) before recovery of income taxes	(236,263)	174,955	126,904
Recovery of income taxes	(28,070)	(1,500)	(73,000)

Net income (loss)	$(208,193)	$176,455	$199,904

Basic and diluted earnings (loss) per share	$(1.06)	$1.11	$1.25

Weighted-average common shares (000's)
Basic	195,808	158,236	159,730
Diluted	195,808	158,510	159,730

Cash dividends declared per share	$1.280	$0.645	$1.500

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(All dollar amounts expressed in thousands of U.S. dollars)

	Common Shares
					Accumulated Other Comprehensive Income
	Shares (000s)	Amount	Additional Paid-In Capital	Accumulated Deficit		Total
Balance, January 1, 2008	161,024	$1,489,807	$23,925	$(278,495)	$62,582	$1,297,819
Repurchase of common shares	(2,818)	(26,077)	—	(3,765)	—	(29,842)
Common shares issued under share-based compensation plans	10	143	(143)	—	—	—
Share-based compensation	—	—	7,906	—	—	7,906
Cash dividends declared and dividend equivalents ($1.50 per share)	—	—	278	(239,896)	—	(239,618)
Cumulative effect adjustment	—	—	—	2,343	—	2,343

	158,216	1,463,873	31,966	(519,813)	62,582	1,038,608

Comprehensive income:
Net income	—	—	—	199,904	—	199,904
Other comprehensive loss	—	—	—	—	(36,913)	(36,913)

Total comprehensive income						162,991

Balance, December 31, 2008	158,216	1,463,873	31,966	(319,909)	25,669	1,201,599

Equity component of 5.375% Convertible Notes, net of issuance costs	—	—	53,995	—	—	53,995
Common shares issued under share-based compensation plans	95	1,131	(265)	—	—	866
Share-based compensation	—	—	5,613	—	—	5,613
Cash dividends declared and dividend equivalents ($0.645 per share)	—	—	459	(102,520)	—	(102,061)

	158,311	1,465,004	91,768	(422,429)	25,669	1,160,012

Comprehensive income:
Net income	—	—	—	176,455	—	176,455
Other comprehensive income	—	—	—	—	17,905	17,905

Total comprehensive income						194,360

Balance, December 31, 2009	158,311	1,465,004	91,768	(245,974)	43,574	1,354,372

Acquisition of Valeant, equity issued	139,267	3,710,888	169,413	—	—	3,880,301
Fair value of equity component of Valeant 4.0% Convertible Notes and call options	—	—	253,971	—	—	253,971
Equity settlement and reclassification of call options	145	3,602	(38,224)	1,928	—	(32,694)
Repurchase of equity component of 5.375% Convertible Notes	—	—	(20,444)	(111,279)	—	(131,723)
Common shares issued under share-based compensation plans	6,959	110,513	(52,088)	—	—	58,425
Employee withholding taxes related to share-based awards	—	—	(14,485)	—	—	(14,485)
Repurchase of common shares	(2,305)	(40,442)	—	(19,688)	—	(60,130)
Share-based compensation	—	—	98,033	—	—	98,033
Cash dividends declared and dividend equivalents ($1.28 per share)	—	—	7,097	(349,140)	—	(342,043)
Cash dividends reinvested through dividend reinvestment plan	72	2,165	—	(2,165)	—	—

	302,449	5,251,730	495,041	(726,318)	43,574	5,064,027

Comprehensive loss:
Net loss	—	—	—	(208,193)	—	(208,193)
Other comprehensive income	—	—	—	—	55,262	55,262

Total comprehensive loss						(152,931)

Balance, December 31, 2010	302,449	$5,251,730	$495,041	$(934,511)	$98,836	$4,911,096

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts expressed in thousands of U.S. dollars)

	Years Ended December 31
	2010	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(208,193)	$176,455	$199,904
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	254,504	149,260	102,905
Amortization of deferred revenue	(19,101)	(21,201)	(18,246)
Amortization and write-down of discounts on long-term debt	11,169	5,986	—
Amortization and write-down of deferred financing costs	10,303	3,620	520
Acquired in-process research and development	89,245	59,354	—
Acquisition accounting adjustment on inventory sold	53,266	—	—
Allowances for losses on accounts receivable and inventories	6,887	8,674	4,261
Deferred income taxes	(55,403)	(16,000)	(90,000)
Additions to accrued legal settlements	52,610	6,191	32,565
Payment of accrued legal settlements	(44,450)	(30,806)	(93,048)
Share-based compensation	98,033	5,613	7,906
Impairment and other charges	11,603	24,937	69,056
Payment of accreted interest on repurchase of 5.375% Convertible Notes	(4,934)	—	—
Loss on extinguishment of debt	30,716	—	—
Gain on disposal of investments	—	(804)	(6,534)
Accrued contract costs	—	—	(45,065)
Other	(1,200)	(177)	806
Changes in operating assets and liabilities:
Accounts receivable	25,187	(26,998)	26,654
Inventories	7,463	(33,582)	16,293
Prepaid expenses and other current assets	7,394	(796)	318
Accounts payable	(76,100)	30,771	(6,135)
Accrued liabilities	26,732	32,780	4,572
Income taxes payable	(9,723)	726	8,700
Deferred revenue	(2,817)	(13,106)	(11,107)

Net cash provided by operating activities	263,191	360,897	204,325

Cash Flows From Investing Activities
Acquisition of Valeant, net cash acquired	308,982	—	—
Acquisitions, net of cash acquired	(84,532)	(761,829)	(101,920)
Additions to property, plant and equipment	(16,823)	(7,423)	(21,999)
Proceeds from sale of assets	15,046	28,302	—
Proceeds from sales and maturities of marketable securities	7,965	1,078	4,450
Additions to marketable securities	—	(3,823)	(6,290)
Proceeds on disposal of investments, net of costs	—	—	25,216
Other	(1,699)	923	(7,288)

Net cash provided by (used in) investing activities	228,939	(742,772)	(107,831)

Cash Flows From Financing Activities
Issuance of long-term debt	992,400	350,000	—
Repayment of long-term debt	(537,500)	—	—
Cash dividends paid	(356,291)	(147,146)	(180,287)
Repurchase of 5.375% Convertible Notes	(254,316)	—	—
Repurchase of common shares	(60,130)	—	(29,842)
Proceeds from exercise of stock options	58,425	866	—
Cash settlement of call options	(37,682)	—	—
Payment of employee withholding tax upon vesting of share-based awards	(14,485)	—	—
Financing costs paid	(4,565)	(26,274)	—
Advances under credit facilities	—	130,000	—
Repayments under credit facilities	—	(130,000)	—
Other	861	(399)	(182)

Net cash provided by (used in) financing activities	(213,283)	177,047	(210,311)

Effect of exchange rate changes on cash and cash equivalents	959	1,744	(2,277)

Net increase (decrease) in cash and cash equivalents	279,806	(203,084)	(116,094)
Cash and cash equivalents, beginning of year	114,463	317,547	433,641

Cash and cash equivalents, end of year	$394,269	$114,463	$317,547

Non-Cash Investing and Financing Activities
Acquisition of Valeant, equity issued	$(3,880,301)	$—	$—
Acquisition of Valeant, debt assumed	(2,913,614)	—	—
Cash dividends declared but unpaid	—	(14,246)	(59,331)
Long-term debt related to acquisition of business	—	(26,768)	—

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.     SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The consolidated financial statements have been prepared by the Company in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles, applied on a consistent basis.

  As described in note 3, the Merger has been accounted for as a business combination under the acquisition method of accounting. Biovail was both the legal and accounting acquirer in the Merger. Accordingly, the Company's consolidated financial statements reflect the assets, liabilities, revenues and expenses of Valeant from the Merger Date.

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and those of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

  Use of Estimates

  In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates and chargebacks; useful lives of amortizable intangible assets; expected future cash flows used in evaluating intangible assets for impairment; reporting unit fair values in testing goodwill for impairment; provisions for loss contingencies; provisions for income taxes and realizability of deferred tax assets; and the allocation of the purchase price of acquired assets and businesses. Under certain product manufacturing and supply agreements, management relies on estimates for future returns, rebates and chargebacks made by the Company's commercialization counterparties. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company's consolidated financial statements could be materially impacted.

  Fair Value of Financial Instruments

  The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short maturity periods. The fair values of marketable securities and long-term debt are based on quoted market prices, if available, or estimated discounted future cash flows.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cash and Cash Equivalents

  Cash and cash equivalents include certificates of deposit, treasury bills, certain money-market funds, term deposits and investment-grade commercial paper with maturities of three months or less when purchased.

  Marketable Securities

  Marketable debt securities are classified as being available-for-sale. These securities are reported at fair value with all unrealized gains and temporary unrealized losses recognized in other comprehensive income. Other-than-temporary credit losses that represent a decrease in the cash flows expected to be collected on these securities are recognized in net income. Other-than-temporary non-credit losses related to all other factors are recognized in other comprehensive income, if the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis. Realized gains and losses on the sale of these securities are recognized in net income. The cost of securities sold, and the amount reclassified out of accumulated other comprehensive income into earnings, is calculated using the specific identification method, if determinable, otherwise the average cost method is applied. The amortization of acquisition premiums or discounts is recorded as a deduction from or addition to interest income earned on these securities.

  Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable.

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

  Concentrations of credit risk from trade receivables are limited due to the number of customers comprising the Company's customer base, and their dispersion across geographic areas. At December 31, 2010 and 2009, the Company's three largest U.S. wholesaler customers accounted for 46% and 69% of trade receivables, respectively. The Company performs periodic credit evaluations of customers and generally does not require collateral. An allowance for doubtful accounts is maintained for potential credit losses based on the aging of accounts receivable, historical bad debts experience, and changes in customer payment patterns. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. The Company has not experienced any significant losses from uncollectible accounts in the three-year period ended December 31, 2010.

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

  The Company evaluates the carrying value of inventories on a regular basis, taking into account such factors as historical and anticipated future sales compared with quantities on hand, the price the Company expects to obtain for products in their respective markets compared with historical cost and the remaining shelf life of goods on hand.

  Property, Plant and Equipment

  Property, plant and equipment are reported at cost, less accumulated depreciation. Costs incurred on assets under construction are capitalized as construction in progress. Depreciation is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Buildings	20 - 40 years
Machinery and equipment	3 - 20 years
Other equipment	3 - 10 years
Leasehold improvements and capital leases	Lesser of term of lease or 10 years

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Intangible Assets

  Intangible assets are reported at cost, less accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated using the straight-line method based on the following estimated useful lives:

Product brands	5 - 25 years
Corporate brands	20 years
Product rights	5 - 20 years
Outlicensed technology and other	5 - 10 years

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

  Impairment of Long-Lived Assets

  Long-lived assets with finite lives are tested for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted future cash flows.

  Indefinite-lived intangible assets, including acquired IPR&D, are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability test.

  Goodwill

  Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. Prior to the Merger, the Company had one operating segment and one reporting unit. Accordingly, for fiscal years 2010 and 2009, goodwill existing prior to the Merger was tested for impairment by comparing the Company's pre-Merger market capitalization to the carrying value of its consolidated net assets. On that basis, there was no indication of goodwill impairment.

  Effective with the Merger, the Company operates in the following business segments: U.S. Neurology and Other; U.S. Dermatology; Canada and Australia; Branded Generics — Europe; and Branded Generics — Latin America. Each of the U.S. Neurology and Other, U.S. Dermatology and Branded Generics — Europe segments consist of one reporting unit. The Canada and Australia segment consists of two geographical reporting units. Similarly, the Branded Generics — Latin America segment consists of two reporting units based on geography, namely Mexico and Brazil. The Company has provisionally allocated goodwill to the seven reporting units. Goodwill recognized as a result of the Merger will be tested for impairment commencing in 2011.

  Deferred Financing Costs

  Deferred financing costs are reported at cost, less accumulated amortization, and are recorded in other long-term assets. Amortization expense is included in interest expense.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Derivative Financial Instruments

  From time to time, the Company utilizes derivative financial instruments to manage its exposure to market risks, including foreign currency and interest rate exposures. The Company does not utilize derivative financial instruments for trading or speculative purposes, nor does it enter into trades for which there is no underlying exposure. Derivative financial instruments are recorded as either assets or liabilities at fair value. The Company accounts for derivative financial instruments based on whether they meet the criteria for designation as hedging transactions, either as cash flow, net investment, or fair value hedges. Depending on the nature of the hedge, changes in the fair value of a hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company did not hold any derivative financial instruments at December 31, 2010 or 2009.

  Foreign Currency Translation

  The assets and liabilities of the Company's foreign operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income in shareholders' equity.

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

  Revenue from product sales is recognized net of provisions for estimated discounts, allowances, returns, rebates and chargebacks. The Company offers discounts for prompt payment and other incentive allowances to customers. Provisions for discounts and allowances are estimated based on contractual sales terms with customers and historical payment experience. The Company allows customers to return product within a specified period of time before and after its expiration date. Provisions for returns are estimated based on historical return levels, taking into account additional available information on competitive products and contract changes. The Company has data sharing agreements with the three largest wholesalers in the U.S. Where the Company does not have data sharing agreements, it uses third-party data to estimate the level of product inventories and product demand at wholesalers and retail pharmacies. The Company reviews its methodology and adequacy of the provision for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. The Company is subject to rebates on sales made under governmental and commercial rebate programs, and chargebacks on sales made to government agencies, retail pharmacies and group purchasing organizations. Provisions for rebates and chargebacks are estimated based on historical experience, relevant statutes with respect to governmental pricing programs, and contractual sales terms.

  The Company is party to manufacturing and supply agreements with a number of commercialization counterparties in the U.S. Under the terms of these agreements, the Company's supply prices for its products are determined after taking into consideration estimates for future returns, rebates, and chargebacks provided by each counterparty. The Company makes adjustments as needed to state these estimates on a basis consistent with this policy, and its methodology for estimating returns, rebates and chargebacks related to its own direct product sales.

  Alliance and Royalty

  The Company earns royalties and profit share revenue as a result of the licensing of product rights to third parties. Royalties and profit share revenue are earned at the time the related product is sold by the licensee based on the terms of the specific licensing agreement and when the Company has no future obligations with respect to the royalty or profit share. The Company relies on financial information provided by licensees to estimate the amounts due to it under the related agreements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Service and Other

  Service revenue attributable to the performance of contract services is recognized as the services are performed, under the proportionate performance method of revenue recognition. Performance is measured based on units-of-work performed relative to total units-of-work contracted. Units-of-work is generally measured based on hours spent.

  For clinical research services provided by the Company's contract research division ("CRD") prior to its disposal in July 2010 (as described in note 6), units-of-work was generally measured in terms of bed night stays, and for laboratory-testing services, units-of-work was generally measured in terms of numbers of samples analyzed.

  Research and Development Expenses

  Costs related to internal research and development programs, including costs associated with the development of acquired IPR&D, are expensed as goods are delivered or services are performed. Under certain research and development arrangements with third parties, the Company may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product.

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

  Advertising Costs

  Advertising costs comprise product samples, print media and promotional materials. Advertising costs related to new product launches are expensed on the first use of the advertisement. The Company did not have any deferred advertising costs recorded as of December 31, 2010 or 2009.

  Advertising costs expensed in 2010, 2009 and 2008 were $29.9 million, $10.0 million and $7.8 million, respectively. These costs are included in selling, general and administrative expenses.

  Share-Based Compensation

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

  The fair value of deferred share units ("DSUs") granted to non-management directors is recognized as compensation expense at the grant date, and a DSU liability is recorded in accrued liabilities. The fair value of the DSU liability is remeasured at each reporting date, with a corresponding adjustment to compensation expense in the reporting period.

  Share-based compensation is recorded in cost of goods sold, research and development expenses, selling, general and administrative expenses and restructuring and other costs, as appropriate.

  Interest Expense

  Interest expense includes standby fees and the amortization of debt discounts and deferred financing costs. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. The Company did not capitalize any significant interest costs in 2010, 2009 or 2008.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. The tax benefits recognized from such a position are measured based on the amount that is greater than 50% likely of being realized upon settlement. Liabilities associated with uncertain tax positions are classified as long-term unless expected to be paid within one year. Interest and penalties related to uncertain tax positions, if any, are recorded in the provision for income taxes and classified with the related liability on the consolidated balance sheets.

  Earnings Per Share

  Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period after giving effect to dilutive potential common shares for stock options, RSUs and convertible debt, determined using the treasury stock method.

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

  Reclassifications

  Certain prior year amounts have been reclassified to conform to the presentation adopted by the Company following the Merger. These reclassifications include the following:

  •
  accrued legal settlements have been reclassified to accrued liabilities;

  •
  provisions for chargebacks and distribution fees have been reclassified from accrued liabilities to a contra account netted against accounts receivable;

  •
  costs incurred by CRD in connection with contract research services provided to external customers have been reclassified from research and development expenses to cost of services;

  •
  amounts expensed as acquired IPR&D have been reclassified from research and development expenses to a separate line item; and

  •
  the loss on disposal of the Company's corporate headquarters of $11.0 million recognized in 2009 has been reclassified from selling, general and administrative expenses to restructuring and other costs.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Adoption of New Accounting Standards

  Effective January 1, 2010, the Company adopted the following accounting standards:

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

  The Company will adopt the provisions of the following new accounting standards effective January 1, 2011:

  •
  Authoritative guidance clarifying how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the U.S. Patient Protection and Affordable Care Act. The fees are imposed on manufacturers annually based on their share of the pharmaceutical industry's branded drug sales for the preceding year. The portion allocated to an individual manufacturer becomes payable to the U.S. federal government once the manufacturer has a qualifying gross receipt from branded prescription drug sales. The guidance specifies that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year in which it is payable. The annual fee should be presented as an operating expense. The guidance is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective.

  •
  Authoritative guidance recognizing the milestone method of revenue recognition as a valid application of the proportional performance model when applied to research and development arrangements. An entity may make an accounting policy election to recognize the receipt of a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. As this guidance is consistent with the Company's existing practice for recognizing milestone payments, it does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

  •
  Authoritative guidance on multiple-element revenue arrangements, which requires an entity to allocate arrangement consideration at the inception of the arrangement to all of its deliverables based on relative selling prices. The guidance eliminates the use of the residual method of allocation and expands the ongoing disclosure requirements. The guidance is effective for the first fiscal year beginning after June 15, 2010, and may be adopted through prospective or retrospective application. The Company intends to adopt this guidance on a prospective basis. The Company is currently evaluating the effect that the adoption of this guidance will have on its consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BIOVAIL MERGER WITH VALEANT

  Description of the Transaction

  On September 28, 2010, a wholly-owned subsidiary of Biovail acquired all of the outstanding equity of Valeant in a share transaction, in which each share of Valeant common stock was cancelled and converted into the right to receive 1.7809 Biovail common shares. The share consideration was valued at $26.35 per share based on the market price of Biovail's common shares as of the Merger Date. In addition, immediately preceding the effective time of the Merger, Valeant paid its stockholders a special dividend of $16.77 per share (the "pre-Merger special dividend") of Valeant common stock. As a result of the Merger, Valeant became a wholly-owned subsidiary of Biovail.

  On December 22, 2010, the Company paid a post-Merger special dividend of $1.00 per common share (the "post-Merger special dividend"). The post-Merger special dividend comprised aggregate cash paid of $297.6 million and 72,283 shares issued to shareholders that elected to reinvest in additional common shares of the Company through a special dividend reinvestment plan, which plan was terminated following payment of the post-Merger special dividend.

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

  Basis of Presentation

  The transaction has been accounted for as a business combination under the acquisition method of accounting, which requires, among other things, the share consideration transferred be measured at the acquisition date based on the then-current market price and that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Acquisition- related transaction costs and certain acquisition-related restructuring charges are not included as a component of the acquisition accounting, but are accounted for as expenses in the periods in which the costs are incurred.

  Fair Value of Consideration Transferred

  The following table indicates the consideration transferred to effect the acquisition of Valeant:

(Number of shares, stock options and restricted share units in thousands)	Conversion Calculation	Fair Value	Form of Consideration
Number of common shares of Biovail issued in exchange for Valeant common stock outstanding as of the Merger Date	139,137
Multiplied by Biovail's stock price as of the Merger Date(a)	$26.35	$3,666,245	Common shares

Number of common shares of Biovail expected to be issued pursuant to vested Valeant RSUs as a result of the Merger	1,694
Multiplied by Biovail's stock price as of the Merger date(a)	$26.35	44,643	Common shares

Fair value of vested and partially vested Valeant stock options converted into Biovail stock options		110,687	Stock options(b)
Fair value of vested and partially vested Valeant RSUs converted into Biovail RSUs		58,726	RSUs(c)
Cash consideration paid and payable		51,739	Cash(d)

Total fair value of consideration transferred		$3,932,040

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

    which was calculated using the Black-Scholes option pricing model. This calculation considered the closing price of Biovail's common shares of $26.35 per share as of the Merger Date and the following assumptions:

Expected volatility	32.9%
Expected life	3.4 years
Risk-free interest rate	1.1%
Expected dividend yield	1.5%

    The expected life of the options was determined by taking into account the contractual life of the options and estimated exercise pattern of the option holders. The expected volatility and risk-free interest rate were determined based on current market information, and the dividend yield was derived based on the expectation of the post-Merger special dividend of $1.00 per common share of the Company and no dividends thereafter.

    The fair values of the exchanged Biovail stock options exceeded the fair values of the vested and partially vested Valeant stock options as of the Merger Date in an amount of $17.2 million, which was recognized immediately as post-Merger compensation expense.

  (c)
  The fair value of the vested portion of Valeant time-based and performance-based RSUs converted into RSUs of Biovail was recognized as a component of the purchase price. The fair value of the vested portion of the Valeant time-based RSUs was determined based on the closing price of Biovail's common shares of $26.35 per share as of the Merger Date. The fair value of Valeant performance-based RSUs was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved.

    The fair value of the exchanged Biovail time-based RSUs exceeded the fair value of the vested and partially vested Valeant time-based RSUs as of the Merger Date in an amount of $3.8 million, which was recognized immediately as post-Merger compensation expense.

  (d)
  Cash consideration includes $39.7 million of income tax withholdings paid by the Company on behalf of employees of Valeant, in connection with the net share settlement of certain vested Valeant RSUs as of the Merger Date. In addition, under the terms of the Company's employment agreement with J. Michael Pearson, Chief Executive Officer, cash equal to the pre-Merger special dividend payment will be paid to Mr. Pearson in respect of any of his 2008 performance awards that vest in February 2011 at the time of such vesting. As of the Merger Date, the aggregate amount of this cash payment in respect of the pre-Merger special dividend was estimated to be $13.7 million, based on the assumption that Mr. Pearson's 2008 performance awards will vest at the maximum performance target. Of that amount, the portion attributable to Mr. Pearson's pre-Merger service ($12.1 million) was recognized in the fair value of consideration transferred, while the portion attributable to Mr. Pearson's post-Merger service ($1.6 million) is being recognized as share-based compensation expense over the remaining vesting period from the Merger Date to February 2011.

  Assets Acquired and Liabilities Assumed

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

  •
  amounts and useful lives for identifiable intangible assets, pending the finalization of valuation efforts;

  •
  amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, and the filing of Valeant's pre-Merger tax returns; and

  •
  allocation of goodwill among reporting units, pending the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.

  The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

  amounts recognized at the acquisition date. These changes could be significant. The Company expects to finalize these amounts no later than one year from the acquisition date.

	Amounts Recognized as of Merger Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of Merger Date (as adjusted)
Cash and cash equivalents	$348,637	—	$348,637
Accounts receivable(c)	194,930	—	194,930
Inventories(d)	208,874	—	208,874
Other current assets(e)	33,460	(2,591)	30,869
Property, plant and equipment(f)	184,757	—	184,757
Identifiable intangible assets, excluding in-process research and development(g)	3,844,310	—	3,844,310
In-process research and development(h)	1,399,956	5,000	1,404,956
Other non-current assets	5,905	203	6,108
Current liabilities(i)	(384,223)	(1,351)	(385,574)
Long-term debt, including current portion(j)	(2,913,614)	—	(2,913,614)
Deferred income taxes, net(k)	(1,472,321)	4,530	(1,467,791)
Other non-current liabilities(l)	(140,397)	(8,910)	(149,307)

Total indentifiable net assets	1,310,274	(3,119)	1,307,155

Equity component of 4.0% Convertible Notes(j)	(225,971)	—	(225,971)
Call option agreements(m)	(28,000)	—	(28,000)
Goodwill(n)	2,863,653	15,203	2,878,856

Total fair value of consideration transferred	$3,919,956	$12,084	$3,932,040

  (a)
  As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

  (b)
  The measurement period adjustments primarily reflect: (i) an increase in the total fair value of consideration transferred to recognize the estimated cash payment in respect of the pre-Merger special dividend on Mr. Pearson's 2008 performance awards (as described above under "Fair Value of Consideration Transferred"); (ii) a change in the fair value of acquired IPR&D assets related to the value ascribed to taribarivin (as described in note 4); and (iii) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the Merger Date, and did not result from intervening events subsequent to the Merger Date. These adjustments did not have a significant impact on the Company's previously reported consolidated financial statements for the quarter ended September 30, 2010 and, therefore, the Company has not retrospectively adjusted those financial statements.

  (c)
  The fair value of accounts receivable acquired was $194.9 million, which comprised trade receivables ($151.9 million) and royalty and other receivables ($43.1 million). The gross contractual amount of trade receivables was $159.0 million, of which the Company expects that $7.1 million will be uncollectible.

  (d)
  Includes $72.1 million to record Valeant's inventory at its estimated fair value.

  (e)
  Includes prepaid expenses and assets held for sale.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

  (f)
  The following table summarizes the amounts and useful lives assigned to property, plant and equipment:

	Useful Lives (Years)	Amounts Recognized as of Merger Date
Land	NA	$23,248
Buildings	Up to 40	75,008
Machinery and equipment	3-20	64,516
Other equipment	3-10	11,003
Leasehold improvements	Term of lease	3,728
Construction in progress	NA	7,254

Total property, plant and equipment acquired		$184,757

  (g)
  The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Merger Date
Product brands	16	$3,114,689
Corporate brands	20	168,602
Product rights	9	360,970
Out-licensed technology and other	7	200,049

Total identifiable intangible assets acquired	15	$3,844,310

  (h)
  Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The significant components of the acquired IPR&D assets relate to the development of ezogabine/retigabine in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc (the entities within The Glaxo Group of Companies are referred throughout as "GSK"), as an adjunctive treatment for refractory partial-onset seizures in adult patients with epilepsy (as described in note 5), and a number of dermatology products in development for the treatment of severe acne and fungal infections, among other indications. The following table summarizes the provisional amounts assigned to the acquired IPR&D assets:

Amounts Recognized as of Merger Date
Ezogabine/retigabine	$891,461
Dermatology products	431,323
Other	82,172

Total IPR&D assets acquired	$1,404,956

    A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 9% was used to present value the projected cash flows.

  (i)
  Includes accounts payable, accrued liabilities and income taxes payable.

  (j)
  As described in note 14, in connection with the Merger, Valeant secured financing of $125.0 million under a senior secured revolving credit facility (the "Revolving Credit Facility"), $1.0 billion under a senior secured term loan A facility (the "Term Loan A Facility"), and $1.625 billion under a senior secured term loan B facility (the "Term Loan B Facility"), and used a portion of the proceeds to undertake the following transactions prior to the Merger Date:

  •
  fund the payment of the pre-Merger special dividend;

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

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

    Concurrent with the closing of the Merger, Valeant issued $500.0 million aggregate principal amount of 6.75% senior notes due 2017 (the "2017 Notes") and $700.0 million aggregate principal amount of 7.00% senior notes due 2020 (the "2020 Notes"). A portion of the proceeds of the 2017 Notes and 2020 Notes offering was used to pay down $1.0 billion of the Term Loan B Facility.

    Valeant incurred $118.4 million of debt issuance costs in connection with the above financings that were ascribed a fair value of nil in the acquisition accounting.

    In addition, as of the Merger Date, Valeant had $225.0 million outstanding principal amount of 4.0% convertible subordinated notes due 2013 (the "4.0% Convertible Notes"). The Company is required to separately account for the liability component and equity component of the 4.0% Convertible Notes, as these notes have cash settlement features. The fair value of the 4.0% Convertible Notes was determined to be $446.5 million. A fair value of $220.5 million has been allocated to the liability component in a manner reflecting the Company's interest rate for a similar debt instrument without a conversion feature. The residual of the fair value of $226.0 million represents the carrying amount of the equity component, which was recorded as additional paid-in capital in the Company's consolidated shareholders' equity.

    The following table summarizes the fair value of long-term debt assumed as of the Merger Date:

Amounts Recognized as of Merger Date
Term Loan A Facility	$1,000,000
Term Loan B Facility	500,000
2017 Notes	497,500
2020 Notes	695,625
4.0% Convertible Notes	220,489

Total long-term debt assumed	$2,913,614

  (k)
  Comprises current deferred tax assets ($68.9 million), non-current deferred tax assets ($4.3 million), current deferred tax liabilities ($6.8 million) and non-current deferred tax liabilities ($1,534.3 million).

  (l)
  Includes the fair value of contingent consideration related to Valeant's acquisition of Princeton Pharma Holdings LLC, and its wholly-owned operating subsidiary, Aton Pharma, Inc. ("Aton"), on May 26, 2010. The aggregate fair value of the contingent consideration was determined to be $21.6 million as of the Merger Date. The contingent consideration consists of future milestones predominantly based upon the achievement of approval and commercial targets for certain pipeline products (which are included in the fair value ascribed to the IPR&D assets acquired, as described above under (h)). The range of the undiscounted amounts the Company could be obligated to pay as contingent consideration ranges from nil to $390.0 million.

  (m)
  The Company assumed Valeant's existing call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes. These agreements consist of purchased call options on 15,218,960 common shares of the Company, which mature on May 20, 2011, and written call options on the identical number of shares, which mature on August 18, 2011. These agreements are expected to reduce the potential dilution from conversion of the 4.0% Convertible Notes.

    In addition, the Company assumed written call option agreements in respect of 3,863,670 common shares of the Company underlying Valeant's 3.0% convertible subordinated notes that matured in August 2010. The written call options on shares underlying the 3.0% convertible subordinated notes expired on November 15, 2010, and were settled over the following 30 business days. On November 19, 2010, the call option agreements were amended to require cash settlement, resulting in the reclassification of the $32.8 million fair value of the written call options as a liability as of that date. The Company recognized a loss of $10.1 million on the written call options settled for cash, which has been included in loss on extinguishment of debt (as described in note 19).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

  (n)
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

  The provisional amount of goodwill by business segment is indicated in note 12.

  Acquisition-Related Costs

  The Company has incurred to date $38.3 million of transaction costs directly related to the Merger, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Actual and Pro Forma Impact of Merger

  The revenues of Valeant for the period from the Merger Date to December 31, 2010 were $274.6 million and earnings were $5.8 million, excluding the effects of the acquisition accounting adjustments described above and including interest costs related to debt issued in connection with the Merger.

  The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 2010 and 2009, as if the transaction had occurred as of January 1, 2009:

	2010	2009
Revenues	$1,928,034	$1,650,891
Net income (loss)	(55,316)	57,730

  The unaudited pro forma consolidated results of operations, presented in the table above, reflect the refinement of the useful lives of identifiable intangible assets, the impact of measurement period and other adjustments, as well as related tax impacts, identified in the fourth quarter of 2010 and, therefore, may not be comparable to unaudited pro forma financial information related to the Merger as previously reported by the Company.

  The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of Biovail and Valeant. The unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of the Merger, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, the unaudited pro forma information does not reflect the costs to integrate the operations of Biovail and Valeant.

  The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the transaction been completed on January 1, 2009. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments:

  •
  elimination of Valeant's historical intangible asset amortization expense;

  •
  additional amortization expense related to the provisional fair value of identifiable intangible assets acquired;

  •
  additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired;

  •
  elimination of interest expense related to Valeant's legacy 8.375% and 7.625% senior unsecured notes and senior secured term loan that were repaid as part of the Merger transaction;

  •
  additional interest expense associated with the Term Loan A Facility, Term Loan B Facility and 2017 Notes and 2020 Notes financing obtained by Valeant in connection with the Merger;

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BIOVAIL MERGER WITH VALEANT (Continued)

  •
  reduced non-cash interest expense related to the accretion of the principal amount of the 4.0% Convertible Notes as a result of the fair value adjustment;

  •
  elimination of the amortization of deferred financing costs recorded by Biovail related to its senior secured credit facility, which was terminated in connection with the Merger (as described in note 14);

  •
  additional share-based compensation expense related to unvested stock options and RSUs issued by Biovail to replace Valeant's stock options and RSUs;

  •
  elimination of acquisition-related costs and Merger-related restructuring charges, which will not have a continuing impact on the Company's operations; and

  •
  elimination of $53.3 million of the acquisition accounting adjustment on Valeant's inventory that was sold subsequent to the Merger Date, which will not have a continuing impact on the Company's operations.

  In addition, all of the above adjustments were adjusted for the applicable tax impact. A combined U.S. federal and state estimated tax rate of 38% has been used in accordance with Valeant's intention to repatriate to the U.S. the earnings of non-U.S. subsidiaries owned by the U.S. corporation.

4.     ACQUISITIONS

  Ribavirin

  On November 1, 2010, the Company paid Kadmon Pharmaceuticals LLC ("Kadmon") $7.5 million for exclusive rights to certain dosage forms of ribavirin in Poland, Hungary, the Czech Republic, Slovakia, Romania and Bulgaria. Ribavirin is indicated for the treatment of viral diseases, including hepatitis C virus. The total purchase price has been capitalized as a product right intangible asset with an estimated useful life of 10 years.

  Under a separate agreement dated November 1, 2010, the Company granted Kadmon an exclusive, worldwide license to taribavirin, excluding the territory of Japan, in exchange for an upfront payment of $5.0 million, other development milestones, and royalty payments in the range of 8-12% of future net sales. The fair value associated with taribarivin was included in the acquired IPR&D assets identified as of the Merger Date.

  Hamilton Brands

  On October 29, 2010, the Company acquired the intellectual property, trademarks and inventory related to the Hamilton skin care brand in Australia for cash consideration of $14.7 million. The purchase price was allocated to the trademark intangible asset ($11.7 million) and inventory ($3.0 million). The useful life of the trademark intangible asset was estimated to be 10 years.

  Istradefylline

  On June 2, 2010, the Company entered into a license agreement with Kyowa Hakko Kirin Co., Ltd. ("Kyowa Hakko Kirin") to acquire the U.S. and Canadian rights to develop and commercialize products containing istradefylline — a new chemical entity targeted for the treatment of Parkinson's disease.

  Under the terms of the license agreement, the Company paid an upfront fee of $10.0 million, and the Company could pay up to $20.0 million in potential development milestones through U.S. Food and Drug Administration ("FDA") approval and up to an additional $35.0 million if certain sales-based milestones are met. The Company will also make tiered royalty payments of up to 30% on net commercial sales of products containing istradefylline. In connection with this acquisition, the Company also entered into an agreement with Kyowa Hakko Kirin for the supply of the istradefylline compound.

  This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $10.0 million upfront payment, together with $0.2 million of acquisition costs, was charged to acquired IPR&D expense in the second quarter of 2010.

  AMPAKINE®

  On March 25, 2010, the Company acquired certain AMPAKINE® compounds, including associated intellectual property, from Cortex Pharmaceuticals, Inc. ("Cortex") for use in the field of respiratory depression, a brain-mediated breathing disorder. The acquired compounds include the Phase 2 compound CX717 in an oral formulation, the pre-clinical compounds CX1763 and CX1942, and the injectable dosage form of CX1739. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

4.     ACQUISITIONS (Continued)

  Accordingly, upfront payments totaling $10.0 million made by the Company to Cortex, together with $0.7 million of acquisition costs, were charged to acquired IPR&D expense in the first quarter of 2010.

  As described in note 6, the Company has suspended development of the AMPAKINE® compounds and is reviewing its options with Cortex.

  Staccato® Loxapine

  On February 9, 2010, the Company entered into a collaboration and license agreement with Alexza Pharmaceuticals, Inc. ("Alexza") to acquire the U.S. and Canadian development and commercialization rights to AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar patients. AZ-004 combines Alexza's proprietary Staccato® drug-delivery system with the antipsychotic drug loxapine. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $40.0 million upfront payment made by the Company to Alexza, together with $0.3 million of acquisition costs, was charged to acquired IPR&D expense in the first quarter of 2010.

  On October 8, 2010, Alexza received a Complete Response Letter from the FDA regarding the New Drug Application ("NDA") for AZ-004, in which the FDA indicated that the NDA was not ready for approval.

  As described in note 6, the Company has terminated the collaboration and license agreement with Alexza.

  GDNF

  On December 21, 2009, the Company entered into a license agreement with Amgen Inc. ("Amgen") and MedGenesis Therapeutix Inc. ("MedGenesis"), pursuant to which the Company was granted a license to exploit GDNF in certain central nervous system ("CNS") indications in certain countries (including the U.S., Canada, Japan, and a number of European countries). At the same time, the Company entered into a collaboration agreement with MedGenesis to develop and commercialize GDNF, initially for the treatment of Parkinson's disease in the U.S., Japan and certain European countries and, potentially, in other countries and other CNS indications. Pursuant to the collaboration agreement, the Company was granted a license to MedGenesis's Convection Enhanced Delivery platform for use with GDNF in CNS indications. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $6.0 million upfront payment made by the Company to MedGenesis, together with acquisition costs of $2.9 million, was charged to acquired IPR&D expense in the fourth quarter of 2009.

  As described in note 6, the Company has terminated the license agreement with Amgen and MedGenesis and the collaboration agreement with MedGenesis.

  Fipamezole

  On August 24, 2009, the Company entered into a collaboration and license agreement with Santhera Pharmaceuticals (Switzerland) Ltd. ("Santhera"), a subsidiary of Santhera Pharmaceuticals Holding AG, to acquire the U.S. and Canadian rights to develop, manufacture and commercialize fipamezole for the treatment of a number of neurological and psychiatric conditions, including levodopa-induced dyskinesia, also known as Parkinson's disease dyskinesia. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, upfront payments totaling $12.0 million made by the Company to Santhera, together with acquisition costs of $0.1 million, were charged to acquired IPR&D expense in the third and fourth quarters of 2009.

  As described in note 6, the Company has terminated the collaboration and license agreement with Santhera.

  Tetrabenazine

  On June 19, 2009, the Company acquired the worldwide development and commercialization rights to the entire portfolio of tetrabenazine products, including Xenazine® and Nitoman®, held by Cambridge Laboratories (Ireland) Limited and its affiliates ("Cambridge"). As described below, the Company had previously obtained certain licensing rights to tetrabenazine in the U.S. and Canada through the acquisition of Prestwick Pharmaceuticals, Inc. ("Prestwick") in September 2008. By means of this acquisition, the Company obtained Cambridge's economic interest in the supply of tetrabenazine for the U.S. and Canadian markets, as well as for a number of other countries in Europe and around the world through existing distribution arrangements. In addition, the Company assumed Cambridge's royalty obligations to third parties on the worldwide sales of tetrabenazine.

  This acquisition was accounted for as a business combination under the acquisition method of accounting. The total purchase price comprised cash consideration of $200.0 million paid on closing, and additional payments of $12.5 million and $17.5 million due to

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

4.     ACQUISITIONS (Continued)

  Cambridge on the first and second anniversaries of the closing date, respectively. The second payment is subject to a right of set-off against amounts for which the Company has a claim against Cambridge. These additional payments were fair valued at $26.8 million, using an imputed interest rate comparable to the Company's available borrowing rate at the date of acquisition, and were recorded in long-term debt (as described in note 14). No gain or loss was recognized in conjunction with the effective settlement of the contractual relationship between Prestwick and Cambridge as a result of this acquisition, as the pre-existing contracts could have been terminated without financial penalty. The Company incurred $5.6 million of costs related to this acquisition, which were expensed as acquisition-related costs in the second quarter of 2009.

  The following table summarizes the estimated fair values of the assets acquired at the acquisition date:

Inventory	$1,068
Intangible assets:
Product rights	189,700
Acquired IPR&D	36,000

Assets acquired	$226,768

  The fair value of the currently marketed immediate-release tetrabenazine products was allocated to the product rights intangible asset, with an estimated useful life of approximately nine years. The projected cash flows from the products were adjusted for the probabilities of genericization and competition from the IPR&D projects described below.

  The acquired IPR&D assets related to a modified-release formulation of tetrabenazine under development initially for the treatment of Tourette's Syndrome (BVF-018) and an isomer of tetrabenazine (RUS-350). A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 20% was used to present value the projected cash flows. The fair values assigned to BVF-018 and RUS-350 were $28.0 million and $8.0 million, respectively. Based on the results of development efforts completed subsequent to the acquisition date, the Company decided to terminate the RUS-350 project in 2009, having determined that the isomer was unlikely to provide meaningful benefits to patients beyond that provided by tetrabenazine, and recorded a charge of $8.0 million to write off the related asset to acquired IPR&D expense. In addition, as described in note 6, the Company terminated the development of BVF-018 in 2010, and recorded a charge of $28.0 million to write off the related asset to acquired IPR&D expense.

  Wellbutrin XL®

  On May 14, 2009, the Company acquired the full U.S. commercialization rights to Wellbutrin XL® from GSK. The Company had supplied Wellbutrin XL® to GSK for marketing or distribution in the U.S. since September 2003. The Wellbutrin XL® product formulation was developed and is manufactured by the Company under its own patents and proprietary technology.

  Pursuant to the terms of the asset purchase agreement, the Company paid $510.0 million to GSK to acquire the U.S. NDA for Wellbutrin XL®. Pursuant to the terms of a trademark and license agreement with GSK, the Company also obtained an exclusive, royalty-free license to the Wellbutrin XL® trademark for use in the U.S. This acquisition was accounted for as a purchase of identifiable intangible assets. Accordingly, the total purchase price (including costs of acquisition of $0.5 million) was allocated to the trademark intangible asset, with an estimated useful life of 10 years. In addition, the Company acquired the Wellbutrin XL® finished goods inventory owned by GSK valued at $10.5 million.

  Pimavanserin

  On May 1, 2009, the Company entered into a collaboration and license agreement with ACADIA Pharmaceuticals Inc. ("ACADIA") to acquire the U.S. and Canadian rights to develop, manufacture and commercialize pimavanserin in a number of neurological and psychiatric conditions, including Parkinson's disease psychosis, Alzheimer's disease psychosis and, as an adjunctive therapy, to treat schizophrenia. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $30.0 million upfront payment made by the Company to ACADIA, together with acquisition costs of $0.4 million, was charged to acquired IPR&D expense in the second quarter of 2009.

  As described in note 6, the Company has terminated the collaboration and license agreement with ACADIA.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

4.     ACQUISITIONS (Continued)

  Prestwick

  On September 16, 2008, the Company acquired 100% of Prestwick, which was accounted for as a business combination under the former purchase method of accounting. Accordingly, the results of Prestwick's operations have been included in the Company's consolidated financial statements since September 16, 2008. Prestwick had acquired the licensing rights to Xenazine® in the U.S. and Nitoman® in Canada from Cambridge, which, at the time, held the worldwide license for tetrabenazine. On August 15, 2008, an NDA for Xenazine® received FDA approval for the treatment of chorea associated with Huntington's disease and was granted orphan drug designation by the FDA, which provides the product with seven years of market exclusivity in the U.S. from the date of FDA approval. Nitoman® has been available in Canada since 1996, where it is approved for the treatment of hyperkinetic movement disorders including Huntington's chorea.

  Prior to the Company's acquisition of Prestwick, Prestwick entered into an exclusive supply and distribution agreement with Lundbeck Inc. (a subsidiary of H. Lundbeck A/S) ("Lundbeck"), formerly known as Ovation Pharmaceuticals, Inc. ("Ovation"), for Xenazine® in the U.S. Ovation paid Prestwick $50.0 million for the exclusive rights to market and distribute Xenazine® for an initial term of 15 years. The Company supplies Xenazine® product to Lundbeck for a variable percentage of Lundbeck's annual net sales of the product. For annual net sales up to $125 million, the Company's supply price equals 72% of net sales. Beyond $125 million, the Company's supply price equals 65% of net sales. Prior to the acquisition of the worldwide development and commercialization rights to tetrabenazine (as described above), the Company acquired Xenazine® product from Cambridge at a supply price of 50% of Lundbeck's net sales.

  The total purchase price, including acquisition costs of $3.4 million, less cash acquired of $1.1 million, was $101.9 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

5.     COLLABORATION AGREEMENT

  In October 2008, Valeant closed the worldwide License and Collaboration Agreement (the "Collaboration Agreement") with GSK to develop and commercialize a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures and its backup compounds, whose generic name will be ezogabine in the U.S. and retigabine in all other countries. Pursuant to the terms of the Collaboration Agreement, Valeant granted co-development rights and worldwide commercialization rights to GSK.

  Valeant agreed to share equally with GSK the development and pre-commercialization expenses of ezogabine/retigabine in the U.S., Australia, New Zealand, Canada and Puerto Rico (the "Collaboration Territory"). Following the launch of an ezogabine/retigabine product, the Company will share equally in the profits of ezogabine/retigabine in the Collaboration Territory. In addition, Valeant granted GSK an exclusive license to develop and commercialize retigabine in countries outside of the Collaboration Territory and certain backup compounds to ezogabine/retigabine worldwide. GSK is responsible for all expenses outside of the Collaboration Territory and will solely fund the development of any backup compound. The Company will receive up to a 20% royalty on net sales of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

5.     COLLABORATION AGREEMENT (Continued)

  retigabine outside of the Collaboration Territory. In addition, if backup compounds are developed and commercialized by GSK, GSK will pay the Company royalties of up to 20% of net sales of products based upon such backup compounds.

  GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of an NDA for an ezogabine product, which right may be irrevocably waived at any time by GSK. Unless otherwise terminated, the Collaboration Agreement will continue on a country-by-country basis until GSK has no remaining payment obligations with respect to such country.

  Under the terms of the Collaboration Agreement, GSK will pay the Company up to $545.0 million based upon the achievement of certain regulatory, commercialization and sales milestones, and the development of additional indications for ezogabine/retigabine. GSK will also pay the Company up to an additional $150.0 million if certain regulatory and commercialization milestones are achieved for backup compounds to ezogabine/retigabine.

  The Company's rights to ezogabine/retigabine are subject to an asset purchase agreement between Meda Pharma GmbH & Co. KG ("Meda Pharma") and Xcel Pharmaceuticals, Inc., which was acquired by Valeant in 2005 (the "Meda Pharma Agreement"). Under the Meda Pharma Agreement, the Company may be required to make certain milestone and royalty payments to Meda Pharma. Within the Collaboration Territory, any royalties to Meda Pharma will be shared by the Company and GSK. In the rest of the world, the Company will be responsible for the payment of these royalties to Meda Pharma from the royalty payments it receives from GSK.

  The Company's interest in ezogabine/retigabine was recorded at a fair value of $891.5 million as of the Merger Date (as described in note 3).

6.     RESTRUCTURING AND INTEGRATION

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

  •
  increased use of shared services; and

  •
  procurement savings.

  The Company estimates that it will incur costs between $135 million and $180 million (of which the non-cash component, including share-based compensation, is expected to be approximately $55 million) in connection with these cost-rationalization and integration initiatives. These costs include employee termination costs (including related share-based payments), costs to consolidate or close facilities and relocate employees, asset impairments, and contract termination and lease cancellation costs.

  The following costs were incurred in connection with these initiatives through December 31, 2010:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs(1)		Total
Costs incurred and charged to expense	$58,727	$49,482	$13,750	$12,862	$134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	$24,789	$—	$—	$1,670	$26,459

  (1)
  As described below under "— Research and Development Pipeline Rationalization".

  As described in note 26, restructuring costs are not recorded in the Company's business segments.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

6.     RESTRUCTURING AND INTEGRATION (Continued)

  Employee Termination Costs

  The Company recognized employee termination costs of $58.7 million for severance and related benefits payable to approximately 500 employees of Biovail and Valeant who have been, or will be, terminated as a result of the Merger. These reductions primarily reflect the elimination of redundancies and consolidation of staff in the research and development, general and administrative, and sales and marketing functions. As of December 31, 2010, $33.9 million of the termination costs had been paid, and the Company expects that a significant portion of the remaining costs will be paid prior to April 1, 2011, with the balance payable through to the first quarter of 2012.

  In addition, the Company recognized incremental share-based compensation expense of $49.5 million, related to the following stock options and RSUs held by terminated employees of Biovail and Valeant:

Stock options and time-based RSUs held by Biovail employees with employment agreements	$9,622
Stock options held by Biovail employees without employment agreements	(492)
Performance-based RSUs held by Biovail executive officers and selected employees	20,287
Stock options and RSUs held by former executive officers of Valeant	20,065

$49,482

  Research and Development Pipeline Rationalization

  Prior to the Merger, the Company's product development and business development efforts were focused on unmet medical needs in specialty CNS disorders. Since the Merger, the Company has been employing a leveraged research and development model that allows it to progress development programs, while minimizing research and development expense, through partnerships and other means. In consideration of this model, following the Merger, the Company conducted a strategic and financial review of its product development pipeline and identified the programs that did not align with the Company's new research and development model. These programs are outlined in the table below. In respect of the Staccato® loxapine, GDNF, tetrabenazine, fipamezole and pimavanserin programs, the Company provided notices of termination to, or entered into termination agreements with, the counterparties to the agreements. Regarding the AMPAKINE® program, the Company has suspended development of these compounds and is reviewing its options with Cortex and other potential parties.

Program	Counterparty	Compound	Contingent Milestone Obligations Terminated(1)	IPR&D Termination Charges
AZ-004	Alexza	Staccato® loxapine	$90,000	Nil
BVF-007	Cortex	AMPAKINE®	$15,000	Nil
BVF-014	MedGenesis	GDNF	$20,000	$5,000	(2)
BVF-018	LifeHealth Limited	Tetrabenazine	Nil	$28,000	(3)
BVF-025	Santhera	Fipamezole	$200,000	Nil
BVF-036,-040, -048	ACADIA	Pimavanserin	$365,000	$8,750	(2)

  (1)
  Represents the maximum amount of previously disclosed milestone payments the Company could have been required to make to the counterparty under each agreement. These milestone payments were contingent on the achievement of specific developmental, regulatory and commercial milestones. In addition, the Company could have been obligated to make royalty payments based on future net sales of the products if regulatory approval was obtained. As a consequence of the termination of these arrangements, the Company has no ongoing or future obligation in respect of these milestone or royalty payments.

  (2)
  Represents the amount of negotiated settlements with each counterparty that was recognized and paid by the Company in the three-month period ended December 31, 2010.

  (3)
  Represents the carrying amount of the related acquired IPR&D asset capitalized in connection with the tetrabenazine acquisition in June 2009 (as described in note 4).

  In addition to the settlement payments identified in the table above, the Company has incurred internal and external costs of $5.3 million in the fourth quarter of 2010 that were directly associated with the fulfillment of its remaining contractual obligations under these terminated arrangements, which costs have been recognized as restructuring costs. Following the completion of these activities, the Company intends to vacate its remaining research and development facility in Chantilly, Virginia, and, as a result, the Company

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

6.     RESTRUCTURING AND INTEGRATION (Continued)

  recognized $3.0 million of accelerated depreciation arising from the reduced useful life of the equipment and leasehold improvements located at this facility.

  Pre-Merger Cost-Rationalization Initiatives

  In May 2008, the Company initiated restructuring measures that were intended to rationalize its manufacturing operations, pharmaceutical sciences operations, and general and administrative expenses. The following costs were incurred in connection with these initiatives through December 31, 2010:

	Asset Impairments			Employee Termination Costs		Contract Termination, Facility Closure and Other Costs
	Manufacturing	Pharmaceutical Sciences	Corporate	Manufacturing	Pharmaceutical Sciences		Total
Balance, January 1, 2008	$—	$—	$—	$—	$—	$—	$—
Costs incurred and charged to expense	42,602	16,702	—	3,309	2,724	4,865	70,202
Cash payments	—	—	—	—	(2,724)	(333)	(3,057)
Non-cash adjustments	(42,602)	(16,702)	—	—	—	(1,186)	(60,490)

Balance, December 31, 2008	—	—	—	3,309	—	3,346	6,655

Costs incurred and charged to expense	7,591	2,784	10,968	4,942	1,441	2,307	30,033
Cash payments	—	—	—	(2,041)	(1,278)	(1,321)	(4,640)
Non-cash adjustments	(7,591)	(2,784)	(10,968)	—	71	—	(21,272)

Balance, December 31, 2009	—	—	—	6,210	234	4,332	10,776

Costs incurred and charged to expense	400	—	—	1,330	1,924	2,365	6,019
Cash payments	—	—	—	(7,540)	(2,057)	(3,017)	(12,614)
Non-cash adjustments	(400)	—	—	—	(101)	—	(501)

Balance, December 31, 2010	$—	$—	$—	$—	$—	$3,680	$3,680

  Manufacturing Operations

  On January 15, 2010, the Company completed the sale of its Dorado, Puerto Rico manufacturing facility for net cash proceeds of $8.5 million. The related property, plant and equipment was classified as assets held for sale on the consolidated balance sheet as of December 31, 2009. The Company occupied the Dorado facility until March 31, 2010, pursuant to a short-term lease agreement with the buyer.

  As of September 30, 2010, the Company completed the transfer of remaining manufacturing processes from its Carolina, Puerto Rico manufacturing facility to its plant in Steinbach, Manitoba. Following the end of production, the Company incurred internal and external costs of $1.3 million directly associated with the final shutdown of the Carolina facility, which costs have been recognized as restructuring costs. The Company also recorded an impairment charge of $0.4 million to write off the remaining carrying value of the Carolina facility after unsuccessful efforts to locate a buyer for the facility.

  The Company incurred employee termination costs of $9.6 million in total for severance and related benefits payable to the approximately 240 employees terminated as a result of the closure of the Dorado and Carolina facilities. As these employees were required to provide service during the shutdown period in order to be eligible for termination benefits, the Company was recognizing the cost of those termination benefits ratably over the estimated future service period.

  In 2009 and 2008, the Company recorded impairment charges of $7.6 million and $42.6 million, respectively, to write down the carrying value of the property, plant and equipment located in Puerto Rico to its estimated fair value.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

6.     RESTRUCTURING AND INTEGRATION (Continued)

  Pharmaceutical Sciences Operations

  On July 23, 2010, the Company completed the sale of CRD to Lambda Therapeutic Research Inc. ("Lambda") for net cash proceeds of $6.4 million. The Company no longer considered CRD a strategic fit as a result of its pre-Merger transition from reformulation programs to the in-licensing, acquisition and development of specialty CNS products. CRD has not been treated as a discontinued operation for accounting purposes, on the basis that its operations were immaterial and incidental to the Company's core business.

  The net assets of CRD at the date of disposal comprised net current assets and liabilities of $1.6 million and property, plant and equipment of $4.8 million. The Company recognized employee termination costs of $1.9 million for the approximately 70 CRD employees not offered employment by Lambda.

  The consolidated statements of income (loss) for the years ended December 31, 2010, 2009 and 2008 included the following revenue and expenses of CRD, which, as described above, have not been segregated from continuing operations:

	2010	2009	2008
Service and other revenues	$5,642	$12,027	$21,191

Cost of services	7,211	13,849	23,033
Selling, general and administrative expenses	2,328	3,718	4,150

Total operating expenses	9,539	17,567	27,183

Operating loss	(3,897)	(5,540)	(5,992)
Foreign exchange gain (loss)	(102)	93	931

Net loss	$(3,999)	$(5,447)	$(5,061)

  In 2009, the Company incurred employee termination costs of $1.4 million for severance and related benefits payable to the approximately 50 employees terminated as a result of the closure of its Mississauga, Ontario research and development facility and the consolidation of its Chantilly, Virginia research and development operations. In addition, the Company recorded an impairment charge of $0.5 million related to the write-down of the carrying value of the equipment and leasehold improvements located at the Mississauga facility to their estimated fair value. The Company also recognized $1.6 million of accelerated depreciation arising from the reduced useful life of the leasehold improvements located at the Chantilly facility, and incurred lease termination costs of $1.4 million as a result of vacating one of its premises in Chantilly in 2009.

  In addition, in 2009, the Company completed the sale of its Dublin, Ireland research and development facility for net cash proceeds of $5.2 million, which resulted in a write-down of $9.9 million to the carrying value of this facility. The Company had closed this facility in August 2008 and recognized employee termination costs of $2.7 million for the approximately 50 employees affected by this closure.

  In 2008, the Company recorded an impairment charge of $7.5 million to write off the carrying value of certain proprietary drug-delivery technologies that were not expected to be utilized in the development of specialty CNS products.

  Corporate Headquarters

  On November 4, 2009, the Company completed the sale and leaseback of its corporate headquarters in Mississauga, Ontario for net proceeds of $17.8 million. The Company recognized a loss on disposal of $11.0 million. The Company has continued to occupy this facility under a 20-year operating lease at market rental rates. Minimum future rental payments under this lease are approximately $43.1 million. The Company's intention is to vacate this facility in the first half of 2011 and relocate to a smaller leased facility.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

7.     FAIR VALUE MEASUREMENTS

  Assets Measured at Fair Value on a Recurring Basis

  The following fair value hierarchy table presents the components and classification of the Company's financial assets measured at fair value as of December 31, 2010 and 2009:

	2010				2009
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$91,448	$91,448	$—	$—	$7,994	$7,994	$—	$—
Available-for-sale debt securities:
Corporate bonds	6,340	—	6,340	—	10,880	—	10,880	—
Government-sponsored enterprise securities	1,826	—	1,826	—	4,193	—	4,193	—
Auction rate securities	—	—	—	—	6,009	—	—	6,009

Total financial assets	$99,614	$91,448	$8,166	$—	$29,076	$7,994	$15,073	$6,009

Cash and cash equivalents	$91,448	$91,448	$—	$—	$7,994	$7,994	$—	$—
Marketable securities	8,166	—	8,166	—	21,082	—	15,073	6,009

Total financial assets	$99,614	$91,448	$8,166	$—	$29,076	$7,994	$15,073	$6,009

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

  As of December 31, 2010 and 2009, the Company did not have any financial liabilities that were subject to fair value measurements.

  Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

  As of December 31, 2009, the Company's marketable securities portfolio included $26.8 million of principal invested in nine individual auction rate securities, which had an estimated fair value of $6.0 million at that date. In May 2009, the Company had received $22.0 million in a settlement with an investment bank in respect of these securities, and retained ownership of the securities under the terms of the settlement. In August 2010, the Company disposed of these securities for cash proceeds of $1.4 million.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

7.     FAIR VALUE MEASUREMENTS (Continued)

  The following table presents a reconciliation of the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	2010	2009
Balance, beginning of year	$6,009	$10,333
Total unrealized gains (losses):
Included in net income (loss)(1):
Arising during year	(5,163)	(4,479)
Reclassification from other comprehensive income	(389)	(731)
Included in other comprehensive income:
Arising during year	554	155
Reclassification to net income (loss)	389	731
Proceeds on disposal	(1,400)	—

Balance, end of year	$—	$6,009

Total amount of unrealized losses for the year included in net income (loss) relating to securities still held at end of year	$—	$(5,210)

  (1)
  Included in gain (loss) on investments, net (as described in note 20).

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

  As of December 31, 2010, the Company's assets measured at fair value on a non-recurring basis subsequent to initial recognition consisted of a property in Warsaw, Poland held for sale by Valeant. The fair value less costs to sell of this property was determined at the Merger Date to be $4.0 million based on observed prices for comparable market transactions, which represent Level 2 inputs. No change in fair value was recognized in the period ended December 31, 2010.

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarizes the estimated fair values of the Company's financial instruments as of December 31, 2010 and 2009:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$91,448	$91,448	$7,994	$7,994
Marketable securities	8,166	8,166	21,082	21,082
Long-term debt (as described in note 14)	(3,595,277)	(4,174,561)	(326,085)	(434,518)

  The following table summarizes the Company's marketable securities by major security type as of December 31, 2010 and 2009:

	2010				2009
			Gross Unrealized				Gross Unrealized
	Cost Basis	Fair Value			Cost Basis	Fair Value
			Gains	Losses			Gains	Losses
Corporate bonds	$6,234	6,340	$106	$—	$10,626	$10,880	$254	$—
Government-sponsored enterprise securities	1,825	1,826	1	—	4,100	4,193	93	—
Auction rate securities	—	—	—	—	26,775	6,009	—	(20,766)

	$8,059	$8,166	$107	$—	$41,501	$21,082	$347	$(20,766)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  The contractual maturities of marketable securities held as of December 31, 2010 were as follows:

	Carrying Value	Fair Value
Within one year	$6,083	$6,083
One to two years	2,083	2,083

	$8,166	$8,166

  Gross gains and losses realized on the sale of marketable securities were not material in the years ended December 31, 2010, 2009 or 2008.

9.     ACCOUNTS RECEIVABLE

  The components of accounts receivable as of December 31, 2010 and 2009 were as follows:

	2010	2009
Trade	$240,712	$101,853
Less allowance for doubtful accounts	(6,692)	(2,437)

	234,020	99,416
Royalties	16,424	6,313
Other	24,375	6,436

	$274,819	$112,165

  The increase in accounts receivable primarily reflects the addition of Valeant's revenues from products and services, commencing from the Merger Date.

10.   INVENTORIES

  The components of inventories as of December 31, 2010 and 2009 were as follows:

	2010	2009
Raw materials	$55,486	$15,322
Work in process	43,587	29,155
Finished goods	158,574	46,856

	257,647	91,333
Less allowance for obsolescence	(28,065)	(8,560)

	$229,582	$82,773

  The increase in inventories primarily reflect the acquisition of Valeant's inventories, which were recorded at fair value (as described in note 3). In the post-Merger period ended December 31, 2010, cost of goods sold includes $53.3 million of the acquisition accounting adjustment on Valeant's inventory that was sold subsequent to the Merger Date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

11.   PROPERTY, PLANT AND EQUIPMENT

  The major components of property, plant and equipment as of December 31, 2010 and 2009 were as follows:

	2010	2009
Land	$25,528	$3,398
Buildings	159,712	80,560
Machinery and equipment	145,292	74,560
Other equipment and leasehold improvements	65,597	56,248
Construction in progress	8,334	7,180

	404,463	221,946
Less accumulated depreciation	(122,711)	(118,098)

	$281,752	$103,848

  The increase in the gross carrying value primarily reflects the acquisition of Valeant's property, plant and equipment, which were recorded at fair value (as described in note 3).

  Depreciation expense amounted to $23.9 million, $18.8 million and $25.8 million in the years ended December 31, 2010, 2009 and 2008, respectively.

12.   INTANGIBLE ASSETS AND GOODWILL

  Intangible Assets

  The major components of intangible assets as of December 31, 2010 and 2009 were as follows:

	Weighted- Average Useful Lives (Years)	2010			2009
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	15	$4,227,465	$(404,951)	$3,822,514	$1,084,226	$(267,249)	$816,977
Corporate brands	20	169,675	(2,191)	167,484	—	—	—
Product rights	11	1,074,611	(279,275)	795,336	693,126	(202,881)	490,245
Out-licensed technology and other	7	205,332	(17,842)	187,490	—	—	—

Total finite-lived intangible assets	14	5,677,083	(704,259)	4,972,824	1,777,352	(470,130)	1,307,222
Indefinite-lived intangible assets:
Acquired IPR&D	NA	1,399,956	—	1,399,956	28,000	—	28,000

		$7,077,039	$(704,259)	$6,372,780	$1,805,352	$(470,130)	$1,335,222

  The increase in intangible assets primarily reflects the acquisition of Valeant's identifiable intangible assets, which were recorded at fair value (as described in note 3).

  For the years ended December 31, 2010, 2009 and 2008, amortization expense related to intangible assets was recorded as follows:

	2010	2009	2008
Royalty and other revenue	$1,072	$1,072	$1,072
Cost of goods sold	8,103	8,103	8,103
Amortization expense	219,758	104,730	51,369

	$228,933	$113,905	$60,544

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

12.   INTANGIBLE ASSETS AND GOODWILL (Continued)

  In the post-Merger period ended December 31, 2010, amortization expense included $58.7 million related to the fair-value increment for Valeant's identifiable intangible assets.

  Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$458,407	$450,384	$447,991	$439,914	$420,836

  Goodwill

  As of the Merger Date, the Company reassigned its existing goodwill to affected reporting units using a relative fair value approach. The change in the carrying amount of goodwill from the Merger Date to December 31, 2010 was as follows:

	U.S. Neurology and Other	U.S. Dermatology	Canada and Australia	Branded Generics — Europe	Branded Generics — Latin America	Total
Balance, September 28, 2010	$68,029	$18,495	$9,655	$4,115	$—	$100,294
Acquisition of Valeant	1,311,487	480,043	369,493	350,876	366,957	2,878,856
Foreign exchange and other	—	(30)	15,639	(2,255)	8,872	22,226

Balance, December 31, 2010	$1,379,516	$498,508	$394,787	$352,736	$375,829	$3,001,376

  As described in note 3, the allocation of goodwill is provisional and subject to the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.

13.   ACCRUED LIABILITIES

  The major components of accrued liabilities as of December 31, 2010 and 2009 were as follows:

	2010	2009
Product returns	$110,642	$24,584
Product rebates	79,704	20,934
Employee costs	49,756	17,536
Interest	41,800	11,627
Restructuring costs (as described in note 6)	30,139	10,776
Legal settlements (as described in note 24)	16,000	7,950
Professional fees	15,488	5,601
Royalties	14,594	9,934
Unpaid cash consideration related to the Merger (as described in note 3)	13,281	—
DSUs (as described in note 17)	11,495	4,796
Other	59,215	8,356

	$442,114	$122,094

  The increase in accrued liabilities primarily reflects the assumption of Valeant's product sales provisions, employee costs and interest obligations.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT

  Long-term debt as of December 31, 2010 and 2009 comprised the following:

	2010	2009
Term Loan A Facility	$975,000	$—
2017 Notes, net of unamortized debt discount of $2,411	497,589	—
2020 Notes, net of unamortized debt discount of $4,265	695,735	—
2018 Notes, net of unamortized debt discount of $7,502	992,498	—
5.375% Convertible Notes, net of unamortized debt discount (2010 — $26,970; 2009 — $51,715)	196,763	298,285
4.0% Convertible Notes, net of unamortized debt discount of $4,118	220,792	—
Cambridge obligation, net of unamortized debt discount (2010 — $600; 2009 — $2,200)	16,900	27,800

	3,595,277	326,085
Less current portion	(116,900)	(12,110)

	$3,478,377	$313,975

  Aggregate maturities of long-term debt for each of the five succeeding years ending December 31 and thereafter are as follows:

2011	$117,500
2012	125,000
2013	424,910
2014	473,733
2015	300,000
Thereafter	2,200,000

Total gross maturities	3,641,143
Unamortized discounts	(45,866)

Total long-term debt	$3,595,277

  Credit Facilities

  On September 27, 2010, Valeant and certain of its subsidiaries entered into a Credit and Guaranty Agreement (the "Credit Agreement") with a syndicate of lending institutions, consisting of (1) a four-and-one-half-year non-amortizing $125.0 million Revolving Credit Facility, (2) a five-year amortizing $1.0 billion Term Loan A Facility, and (3) a six-year amortizing $1.625 billion Term Loan B Facility, consisting of a $1.5 billion "initial draw" and a $125.0 million "delayed draw" (together the "Credit Facilities"). On September 28, 2010, the Company and certain of its subsidiaries (other than Valeant and its subsidiaries) entered into Counterpart Agreements or Deeds of Guarantee, as appropriate, to the Credit Agreement, pursuant to which they guaranteed the Credit Facilities, each in substantially the same form.

  As described in note 3, the loans under the Term Loan A Facility and the "initial draw" under the Term Loan B Facility were used for the purposes of refinancing the Valeant debt, funding the pre-Merger special dividend, and for the payment of fees and expenses of Valeant related to the Merger and financings. The Revolving Credit Facility can be used for working capital and general corporate purposes of the Company and its subsidiaries. On November 29, 2010, the "delayed draw" under the Term Loan B Facility was terminated. As of December 31, 2010, the "initial draw" under the Term Loan B Facility had been paid in full.

  The Credit Facilities provide that Valeant has the right at any time to seek commitments from the lenders under the Credit Facilities to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount of up to $250.0 million. The lenders under the Credit Facilities are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.

  Borrowings under the Credit Facilities bear interest at a rate per annum equal to, at Valeant's option, either (a) a base rate determined by reference to the higher of (1) the prime rate, (2) the federal funds effective rate plus 1/2 of 1%, and (3) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1%, or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. For the purpose of determining the interest rate payable on loans under the Term Loan B Facility under clauses (a) and (b) of the immediately preceding sentence, the base rate and LIBO rate will

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  in no event be less than 2.50% and 1.50%, respectively. The applicable margin for borrowings under the Credit Facilities is 3.00% with respect to base rate borrowings and 4.00% with respect to LIBO rate borrowings.

  The Revolving Credit Facility includes a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans. Swing line loans will bear interest at a rate per annum equal to the base rate described in clause (a) of the preceding paragraph plus the applicable margin.

  Subject to certain exceptions and customary baskets set forth in the Credit Agreement, Valeant will be required to make mandatory prepayments of the loans under the Term Loan A Facility and the Term Loan B Facility, on a pro rata basis, under certain circumstances, including from (1) 100% of net cash proceeds from asset sales outside the ordinary course of business (subject to the right to reinvest these proceeds in real estate, equipment and other tangible assets useful in the business of the Company and its subsidiaries ("reinvestment rights"), (2) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (3) 50% (with a step down to 25% based on achievement of a specified leverage ratio) of the net cash proceeds received from certain issuances of equity interests, (4) 100% of the net cash proceeds from the incurrence of debt not otherwise permitted by the terms of the Credit Agreement and (5) 50% of annual excess cash flow (with a step down to 25% based on achievement of a specified leverage ratio), with any excess amounts after the prepayment of the loans under the Term Loan A Facility and the Term Loan B Facility to be applied against the outstanding amounts under the Revolving Credit Facility.

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

  Valeant's obligations under the Credit Facilities, as well as certain hedging arrangements and cash management arrangements entered into with lenders under the Credit Facilities (or affiliates thereof), are guaranteed by the Company's existing and future direct and indirect subsidiaries (other than Valeant), in each case excluding immaterial subsidiaries designated by the Company or Valeant from time to time that, individually or in the aggregate, constitute less than (1) 7.5% of the consolidated total assets of the Company or its subsidiaries as of the time of designation, and (2) 7.5% of the total revenues of the Company and its consolidated subsidiaries for the four-fiscal-quarter period most recently ended prior to such date of designation and, in each case subject to certain exclusions set forth in the credit documentation governing the Credit Facilities.

  Valeant's obligations and the obligations of the guarantors under the Credit Facilities and certain hedging arrangements and cash management arrangements entered into with lenders under the Credit Facilities (or affiliates thereof) are secured by first-priority security interests in substantially all tangible and intangible assets of Valeant and the guarantors, including 100% of the capital stock of Valeant and each domestic subsidiary of Valeant, 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or a domestic subsidiary of Valeant, and 100% of the capital stock of each subsidiary of the Company (other than Valeant and any of its subsidiaries) that is owned by a guarantor, in each case, subject to exclusions set forth in the credit documentation governing the Credit Facilities.

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

  The Credit Agreement requires that the Company maintain a minimum interest coverage ratio of 2.25 to 1.00 in the fiscal quarter ending December 31, 2010 and increasing to 3.00 to 1.00 by the fiscal quarter ended March 31, 2013, and a maximum leverage ratio of 3.50 to 1.00 in the fiscal quarter ending December 31, 2010 and decreasing to 2.75 to 1.00 by the fiscal quarter ended March 31, 2014 (provided, however, that prior to incurrence of additional debt the leverage ratio must be at least 0.25 times lower than the leverage ratio for the applicable period on a pro forma basis, as defined in the Credit Agreement, after giving effect to the incurrence of such indebtedness). In addition, the Credit Agreement limits the aggregate amount of capital expenditures permitted to be made during any

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  fiscal year to $55.0 million, subject to a limited one-year carryforward of up to a maximum amount of $27.5 million for the unused capital expenditures capacity in the immediately preceding fiscal year.

  The Credit Agreement also contains certain customary representations, warranties, affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, Valeant may be required to repay all amounts outstanding under the Credit Facilities. As of December 31, 2010, the Company was in compliance with all covenants associated with the Credit Facilities.

  As of December 31, 2010, the estimated fair value of the Credit Facilities approximated its carrying value based on current borrowing rates available to the Company.

  2017 Notes and 2020 Notes

  Concurrent with the closing of the Merger, Valeant issued $500.0 million aggregate principal amount of 2017 Notes and $700.0 million aggregate principal amount of 2020 Notes in a private placement. The 2017 Notes mature on October 1, 2017 and the 2020 Notes mature on October 1, 2020. Interest on the 2017 Notes and 2020 Notes accrues at the rate of 6.75% and 7.00%, respectively, and will be payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2011. The 2017 Notes were issued at a discount of 99.5% for an effective annual yield of 6.84% and the 2020 Notes were issued at a discount of 99.375% for an effective annual yield of 7.09%. The 2017 Notes and 2020 Notes are the senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Credit Facilities (as described above). Certain of the future subsidiaries of the Company may be required to guarantee the 2017 Notes and 2020 Notes.

  A portion of the proceeds of the 2017 Notes and 2020 Notes offering was used to repay $1.0 billion of the Term Loan B Facility (as described above) and the remaining portion will be used for general corporate purposes.

  Valeant may redeem all or a portion of the 2017 Notes at any time prior to October 1, 2014, and Valeant may redeem all or a portion of the 2020 Notes at any time prior to October 1, 2015, in each case at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium, as set forth in the 2017 Notes and 2020 Notes Indenture. On or after October 1, 2014, Valeant may redeem all or a portion of the 2017 Notes, and on or after October 1, 2015, Valeant may redeem all or a portion of the 2020 Notes, in each case at the redemption prices applicable to the 2017 Notes or the 2020 Notes, as set forth in the 2017 Notes and 2020 Notes Indenture, plus accrued and unpaid interest to the date of redemption. In addition, prior to October 1, 2013, Valeant may redeem up to 35% of the aggregate principal amount of either the 2017 Notes or the 2020 Notes at prices of 106.750% and 107.000%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, in each case with the net proceeds of certain equity offerings.

  If Valeant or the Company experiences a change of control, Valeant may be required to repurchase the 2017 Notes and 2020 Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the purchase date.

  The 2017 Notes and 2020 Notes Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee additional debt; make certain investments and other restricted payments; create liens; enter into transactions with affiliates; engage in mergers, consolidations or amalgamations; repurchase capital stock, repurchase subordinated debt and make certain investments; and transfer and sell assets. If an event of default, as specified in the 2017 Notes and 2020 Notes Indenture, shall occur and be continuing, either the trustee or the holders of a specified percentage of the 2017 Notes and 2020 Notes may accelerate the maturity of all the 2017 Notes and 2020 Notes.

  As of December 31, 2010, the fair values of the 2017 Notes and 2020 Notes were approximately $500.3 million and $694.3 million, respectively, in the secondary market.

  2018 Notes

  On November 23, 2010, Valeant issued $1.0 billion aggregate principal amount of 6.875% Senior Notes due 2018 (the "2018 Notes" and, together with the 2017 Notes and 2020 Notes, the "Notes") in a private placement. The 2018 Notes mature on December 1, 2018. Interest on the 2018 Notes accrues at a rate of 6.875% and will be payable semi-annually in arrears on each June 1 and December 1, commencing on June 1, 2011. The 2018 Notes were issued at a discount of 99.24% for an effective annual yield of 7.0%. The 2018 Notes are the senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Credit Facilities (as described above). Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2018 Notes.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  A portion of the proceeds of the 2018 Notes offering was used to repay the remaining $500.0 million owed under the Term Loan B Facility (as described above) and the balance of the proceeds are expected to be used for general corporate purposes, including acquisitions, debt repayment and securities repurchases.

  Valeant may redeem all or a portion of the 2018 Notes at any time prior to December 1, 2014, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium, as set forth in the 2018 Notes Indenture. On or after December 1, 2014, Valeant may redeem all or a portion of the 2018 Notes at the redemption prices applicable to the 2018 Notes, as set forth in the 2018 Notes Indenture, plus accrued and unpaid interest to the date of redemption. In addition, prior to December 1, 2013, Valeant may redeem up to 35% of the aggregate principal amount of the 2018 Notes at 106.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, in each case with the net proceeds of certain equity offerings.

  If Valeant or the Company experiences a change of control, Valeant may be required to repurchase the 2018 Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the purchase date.

  The 2018 Notes Indenture contains covenants consistent with those contained in the 2017 Notes and 2020 Notes Indenture (as described above).

  As of December 31, 2010, the fair value of the 2018 Notes was approximately $992.5 million in the secondary market.

  5.375% Convertible Notes

  On June 10, 2009, the Company issued $350.0 million principal amount of 5.375% senior convertible notes due August 1, 2014 (the "5.375% Convertible Notes" and, together with the 4.0% Convertible Notes, the "Convertible Notes"). The 5.375% Convertible Notes mature on August 1, 2014. The 5.375% Convertible Notes were issued at par and pay interest semi-annually on February 1 and August 1 of each year. The 5.375% Convertible Notes may be converted based on a current conversion rate of 69.6943 common shares of the Company per $1,000 principal amount of notes, which represents a conversion price of approximately $14.35 per share. The conversion rate will be adjusted if the Company makes specified types of distributions or enters into certain other transactions in respect of its common shares. In addition, following certain corporate transactions that occur prior to maturity, the conversion rate will be increased for holders who elect to convert their holdings in connection with such corporate transactions.

  The 5.375% Convertible Notes are convertible at any time prior to the maturity date under the following circumstances:

    •
    during any calendar quarter if the closing price of the Company's common shares exceeds 130% of the conversion price then in effect during a defined period at the end of the previous quarter;

    •
    during a defined period if the trading price of the 5.375% Convertible Notes falls below specified thresholds for a defined trading period;

    •
    if the 5.375% Convertible Notes have been called for redemption;

    •
    upon the occurrence of specified corporate transactions; or

    •
    25 trading days prior to the maturity date.

  Upon conversion, the 5.375% Convertible Notes may be settled in cash, common shares, or a combination of cash and common shares, at the Company's option. The Company's current intent is to settle the 5.375% Convertible Notes using a net share settlement approach, such that the principal amount of any 5.375% Convertible Notes tendered for conversion would be settled in cash, and any excess conversion value settled in common shares.

  The Company may redeem for cash all or a portion of the 5.375% Convertible Notes at any time on or after August 2, 2012, at a price equal to 100% of the principal amount of the 5.375% Convertible Notes to be redeemed, plus any accrued and unpaid interest, if during a defined period the closing price of the Company's common shares exceeds 130% of the conversion price then in effect. The Company may not otherwise redeem any of the 5.375% Convertible Notes at its option prior to maturity, except upon the occurrence of certain changes to the laws governing Canadian withholding taxes. Holders may require the Company to repurchase for cash all or a portion of their holdings at 100% of the principal amount of the 5.375% Convertible Notes to be purchased, plus any accrued and unpaid interest, upon the occurrence of a specified fundamental change (such as a change of control).

  At the date of issuance, the principal amount of the 5.375% Convertible Notes was allocated into a liability component and an equity component. The liability component was fair valued at $293.3 million, based on a 9.5% market rate of interest for similar debt with no conversion rights. The value allocated to the liability component is being accreted to the face value of the 5.375% Convertible Notes

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  over the five-year period prior to maturity, using the effective interest method. The accretion of the liability component is being recognized as additional non-cash interest expense. The difference between the principal amount of the 5.375% Convertible Notes and the value allocated to the liability component of $56.7 million was recorded in additional paid-in capital in shareholders' equity, as the carrying amount of the equity component.

  In connection with the issuance of the 5.375% Convertible Notes, the Company incurred financing costs of $16.5 million, which were allocated to the liability and equity components in proportion to the preceding allocation of the principal amount of the 5.375% Convertible Notes.

  In November and December 2010, the Company repurchased $126.3 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $259.2 million. The carrying amount of the 5.375% Convertible Notes purchased was $106.9 million (net of $3.9 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $127.5 million. The difference of $20.7 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt (as described in note 19). The difference of $131.7 million between the estimated fair value of $127.5 million and the purchase price of $259.2 million was charged to shareholders' equity, as a reduction of additional paid-in capital and a charge to accumulated deficit of $20.4 million and $111.3 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $4.9 million, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities.

  Interest expense was recognized based on the effective rate of interest of 9.5% on the liability component of the 5.375% Convertible Notes as follows:

	2010	2009
Cash interest per contractual coupon rate	$18,335	$10,504
Non-cash amortization of debt discount	9,265	4,954

	$27,600	$15,458

  In addition, interest expense included the non-cash amortization of deferred financing costs associated with the 5.375% Convertible Notes of $2.1 million and $1.0 million in 2010 and 2009, respectively.

  As of December 31, 2010 and 2009, the estimated fair values of the 5.375% Convertible Notes were approximately $467.4 million and $406.7 million, respectively, based on quoted market prices. The if-converted value of the 5.375% Convertible Notes exceeded the principal amount by $217.4 million at December 31, 2010.

  4.0% Convertible Notes

  As described in note 3, in connection with the Merger, the Company assumed $225.0 million aggregate outstanding principal amount of Valeant's 4.0% Convertible Notes. Interest on the 4.0% Convertible Notes is payable semi-annually on May 15 and November 15 of each year. The 4.0% Convertible Notes mature on November 15, 2013. Valeant has the right to redeem the 4.0% Convertible Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 4.0% Convertible Notes are convertible into common shares of the Company at a current conversion rate of 79.0667 shares per $1,000 principal amount of notes (which represents a conversion price of approximately $12.65 per share), reflecting an adjustment to account for the pre-Merger special dividend, the exchange ratio for the Merger and the post-Merger special dividend. Upon conversion, the Company may satisfy the conversion obligations, at its option, in common shares, in cash, or in a combination thereof. The Company's current intent is to settle the 4.0% Convertible Notes using a net share settlement approach, such that the principal amount of any 4.0% Convertible Notes tendered for conversion would be settled in cash, and any excess conversion value settled in common shares.

  The fair value of $220.5 million allocated to the liability component of the 4.0% Convertible Notes, as of the Merger Date, will be accreted to the face value of the 4.0% Convertible Notes through the debt maturity date of November 15, 2013, using the effective interest rate method. The accretion of the liability component will be recognized as additional non-cash interest expense. The effective interest rate on the liability component of the 4.0% Convertible Notes is 4.62%. For the period from the Merger Date to December 31,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  2010, interest expense was recognized based on the effective rate of interest on the liability component of the 4.0% Convertible Notes as follows:

2010
Cash interest per contractual coupon rate	$2,324
Non-cash amortization of debt discount	304

$2,628

  As of December 31, 2010, the estimated fair value of the 4.0% Convertible Notes was determined to be approximately $528.1 million, based on quoted market prices. The if-converted value of the 4.0% Convertible Notes exceeded the principal amount by $278.2 million at December 31, 2010.

  Cambridge Obligation

  In connection with the acquisition of the worldwide development and commercialization rights to tetrabenazine (as described in note 4), the Company made a payment of $12.5 million to Cambridge on June 21, 2010 and the Company will make a final payment of $17.5 million to Cambridge on June 20, 2011. These payments were discounted based on imputed interest rates of 6.9% and 7.7%, respectively.

  In 2010 and 2009, interest expense included the non-cash amortization of the debt discount on the Cambridge obligation of $1.6 million and $1.0 million, respectively.

  As of December 31, 2010, the fair value of the Cambridge obligation approximated its carrying value based on current borrowing rates available to the Company.

  Former Credit Facility

  On June 9, 2009, the Company established a $410.0 million senior secured revolving credit facility maturing on June 9, 2012. In connection with the establishment of the Credit Facilities described above, this former facility was terminated effective September 28, 2010, and the Company wrote off $5.8 million of related deferred financing costs.

15.   PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS

  The Company operates defined contribution retirement plans in several countries, including Canada and the U.S. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $2.9 million, $2.3 million and $2.6 million to these plans in the years ended December 31, 2010, 2009 and 2008, respectively.

  Outside of the U.S., certain groups of Valeant employees are covered by defined benefit retirement and post-employment plans. The Company assumed all of Valeant's defined benefit obligations and related plan assets in connection with the Merger. The Company contributed $1.4 million to these plans from the Merger Date to December 31, 2010. As of December 31, 2010, the projected benefit obligation of these plans totaled $10.4 million, which exceeded the fair value of plan assets of $5.8 million by $4.6 million. The Company has recognized the under-funded financial position of these plans in accrued liabilities ($0.3 million) and other long-term liabilities ($4.3 million) as of December 31, 2010. The net periodic benefit cost of these plans was not material to the Company's results of operations.

16.   SECURITIES REPURCHASE PROGRAM

  On November 4, 2010, the Company announced that the board of directors approved a securities repurchase program (the "securities repurchase program"), pursuant to which the Company may make purchases of its common shares, Convertible Notes and/or Notes up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law. The board of directors also approved a sub-limit of up to 16,000,000 common shares, representing approximately 10% of the Company's public float (as estimated at the commencement of the securities repurchase program), to be purchased for cancellation under a normal course issuer bid through the facilities of the NYSE and Toronto Stock Exchange ("TSX"). The Company may initially make purchases under the securities repurchase program of up to 15,000,000 common shares through the facilities of the NYSE, in accordance with applicable rules and guidelines. This represented approximately 5% of the Company's issued and outstanding common shares as of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

16.   SECURITIES REPURCHASE PROGRAM (Continued)

  November 4, 2010. Following additional filings and related approvals, the Company may also purchase common shares over the TSX. The program does not require the Company to repurchase a minimum number of securities, and the program may be modified, suspended or terminated at any time without prior notice. The securities repurchase program will terminate on November 7, 2011 or at such earlier time as the Company completes its purchases. Under the terms of the Credit Facilities, the Company purchases under the securities repurchase program are subject to certain monetary thresholds, above which the Company requires the consent of the lenders.

  In connection with the securities repurchase program, the Company repurchased $126.3 million aggregate principal amount of the 5.375% Convertible Notes at an aggregate purchase price of $259.2 million (as described in note 14). In addition, the Company repurchased 2,305,000 common shares at an average price of $26.08 per share, for total cash consideration of $60.1 million. The excess of the cost of the common shares repurchased over their assigned value, totaling $19.7 million, was charged to accumulated deficit. In January 2011, the Company repurchased an additional $11.4 million principal amount of the 5.375% Convertible Notes for cash consideration of $24.8 million.

17.   SHARE-BASED COMPENSATION

  Under the Company's share-based compensation plans, the Company may issue up to 36,239,444 common shares on the exercise of stock options and in connection with the vesting of RSUs. Stock options and/or RSUs may be granted to eligible employees, officers, directors and consultants. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

  The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs:

	2010	2009	2008
Stock options	$56,851	$2,613	$5,243
RSUs	41,182	3,000	2,663

Stock-based compensation expense	$98,033	$5,613	$7,906

Cost of goods sold(1)	$1,258	$525	$581
Research and development expenses(1)	2,487	726	871
Selling, general and administrative expenses(1)	44,806	4,362	6,454
Restructuring and other costs (as described in note 6)	49,482	—	—

Stock-based compensation expense	$98,033	$5,613	$7,906

  (1)
  Includes the excess of the fair value of Biovail stock options and time-based RSUs over the fair value of the vested and partially vested Valeant stock options and time-based RSUs of $20.9 million (as described in note 3), which was recognized immediately as post-Merger compensation expense and allocated as follows: cost of goods sold ($0.4 million), research and development expenses ($0.4 million), and selling, general and administrative expenses ($20.1 million).

  The Company did not recognize any tax benefits for share-based compensation expense for the years ended December 31, 2010, 2009 or 2008.

  Treatment of Biovail Stock Options and RSUs Following the Merger

  In accordance with the Merger agreement, each unvested stock option and time-based RSU award held by Biovail employees with employment agreements accelerate and become 100% vested upon involuntary termination following the Merger. As of the Merger Date, the Company calculated incremental compensation expense of $9.6 million to reflect an increase in the fair value of the stock options and time-based RSUs held by Biovail employees with employment agreements due to the acceleration of the vesting condition. This amount was recognized over the requisite service period of the terminated employees, which ended prior to December 31, 2010.

  Unvested stock option awards held by Biovail employees without employment agreements are forfeited if the employee is involuntarily terminated following the Merger. As of the Merger Date, the Company reversed $0.5 million of previously recognized compensation expense related to unvested stock options held by terminated employees without employment agreements. Unvested time-based RSU awards held by such Biovail employees vest on a pro-rata basis if the employee is involuntarily terminated following the Merger. Accordingly, no additional compensation expense related to the pro-rata vesting of time-based RSUs was required to be recognized by the Company post-Merger.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

17.   SHARE-BASED COMPENSATION (Continued)

  Prior to the completion of the Merger, the board of directors of Biovail resolved that each performance-based RSU award held by Biovail executive officers and selected employees would immediately accelerate and become 100% vested on the Merger Date. The number of such performance-based RSUs to be settled would be determined based on Biovail's performance through the Merger Date. Based on such performance, each performance-based RSU vested upon the closing of the Merger at 200% of target. As of the Merger Date, the Company recorded incremental compensation expense of $20.3 million to reflect an increase in the fair value of the performance-based RSUs due to the acceleration of the vesting condition. The common shares of the Company underlying the performance-based RSUs were delivered, net of income tax withholdings, to the applicable employees within 60 days of the Merger Date.

  Treatment of Valeant Continuing Stock Options and RSUs Following the Merger

  As of the Merger Date, the Company recorded compensation expense of $20.1 million to reflect the acceleration of the vesting term related to stock options and RSUs held by former executive officers of Valeant.

  Upon the closing of the Merger, each outstanding Valeant stock option and RSU that did not provide for vesting was converted into an option or RSU to acquire or receive common shares of the Company, after taking account of the pre-Merger special dividend and the exchange ratio for the Merger, on the same terms and conditions as were applicable to the stock option or RSU prior to the Merger. Valeant stock option grants generally vested ratably over a four-year period from the date of grant and had a term not exceeding 10 years. Valeant RSU grants vested based on the satisfaction of service conditions or on both service conditions and either the achievement of certain stock price appreciation conditions or the achievement of certain strategic initiatives.

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

  Stock Options

  With the exception of Biovail stock options issued to replace Valeant stock options in connection with the Merger, all stock options granted by the Company expire on the fifth anniversary of the grant date. The exercise price of any stock option granted will not be less than the volume-weighted average trading price of the Company's common shares for the five trading days immediately preceding the date of grant (or, for participants subject to U.S. taxation, on the single trading day immediately preceding the date of grant, whichever is greater). Prior to the Merger, stock option grants typically vested ratably on the first, second and third anniversaries of the stock option grant. Following the Merger, stock options granted will vest 25% on each of the first, second, third and fourth anniversaries from the date of grant.

  The fair values of all stock options granted during the years ended December 31, 2010, 2009 and 2008 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009	2008
Expected stock option life (years)(1)	4.0	4.0	4.0
Expected volatility(2)	37.1%	45.2%	43.2%
Risk-free interest rate(3)	1.5%	1.6%	3.0%
Expected dividend yield(4)	1.5%	14.6%	14.1%

  (1)
  Determined based on historical exercise and forfeiture patterns.

  (2)
  Determined based on historical volatility of the Company's common shares over the expected life of the stock option.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

17.   SHARE-BASED COMPENSATION (Continued)

  (3)
  Determined based on the rate at the time of grant for zero-coupon U.S. or Canadian government bonds with maturity dates equal to the expected life of the stock option.

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

  The following table summarizes stock option activity during the year ended December 31, 2010:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	3,988	$17.02
Granted	2,383	22.20
Conversion of Valeant awards	12,464	8.59
Exercised	(5,587)	10.56
Expired or forfeited	(1,045)	21.57

Outstanding, December 31, 2010	12,203	$11.99	6.4	$198,945

Vested and exercisable, December 31, 2010	5,100	$9.61	5.2	$95,259

  The weighted-average fair values of all stock options granted in 2010, 2009 and 2008 were $5.46, $0.92 and $1.07, respectively. The total intrinsic values of stock options exercised in 2010 and 2009 were $28.5 million and $0.2 million, respectively. Proceeds received on the exercise of stock options in 2010 and 2009 were $58.4 million and $0.9 million, respectively. No stock options were exercised in 2008.

  The following table summarizes non-vested stock option activity during the year ended December 31, 2010:

	Stock Options (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2010	1,648	$1.81
Granted	2,383	5.46
Conversion of Valeant awards	7,204	16.21
Vested	(3,873)	10.10
Forfeited	(259)	5.24

Non-vested, December 31, 2010	7,103	$12.96

  As of December 31, 2010, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $65.2 million, which will be amortized over the weighted-average remaining requisite service period of approximately 21 months. The total fair value of stock options vested in 2010 was $39.1 million (2009 — $3.1 million; 2008 — $8.4 million).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

17.   SHARE-BASED COMPENSATION (Continued)

  The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

Range of Exercise Prices	Outstanding (000s)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable (000s)	Weighted- Average Exercise Price
$2.90–$4.35	10	1.6	$3.59	10	$3.59
$4.36–$6.54	3,989	6.6	4.66	2,371	4.78
$6.63–$9.95	1,437	5.3	7.85	1,089	7.77
$10.83–$16.25	4,555	7.9	13.46	867	13.00
$17.00–$25.50	819	2.5	22.39	663	23.16
$25.51–$25.78	1,393	4.5	26.36	100	25.78

	12,203	6.4	$11.99	5,100	$9.61

  RSUs

  With the exception of Biovail RSUs issued to replace Valeant RSUs in connection with the Merger, RSUs vest on the third anniversary date from the date of grant, unless provided otherwise in the applicable unit agreement, subject to the attainment of any applicable performance goals specified by the board of directors. If the vesting of the RSUs is conditional upon the attainment of performance goals, any RSUs that do not vest as a result of a determination that a holder of RSUs has failed to attain the prescribed performance goals will be forfeited immediately upon such determination. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on the Company's common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.

  Unless provided otherwise in the applicable RSU agreement, the Company may, in lieu of all or a portion of the common shares which would otherwise be provided to a holder, elect to pay a cash amount equivalent to the market price of the Company's common shares on the vesting date for each vested RSU. The amount of cash payment will be determined based on the average market price of the Company's common shares on the vesting date. The Company's current intent is to settle vested RSUs through the issuance of common shares.

  Time-Based RSUs

  Each vested RSU without performance goals ("time-based RSU") represents the right of a holder to receive one of the Company's common shares. The fair value of each RSU granted is estimated based on the trading price of the Company's common shares on the date of grant.

  The following table summarizes non-vested time-based RSU activity during the year ended December 31, 2010:

	Time-Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2010	379	$11.71
Granted	214	15.19
Conversion of Valeant awards	2,217	26.35
Reinvested dividend equivalents	82	27.78
Vested	(542)	21.36
Forfeited	(137)	17.24

Non-vested, December 31, 2010	2,213	$24.61

  As of December 31, 2010, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $28.0 million, which will be amortized over the weighted-average remaining requisite service period of approximately 18 months. The total fair value of time-based RSUs vested in 2010 was $11.6 million (2009 — $0.1 million; 2008 — $0.2 million).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

17.   SHARE-BASED COMPENSATION (Continued)

  Performance-Based RSUs

  Each vested RSU with performance goals ("performance-based RSU") represents the right of a holder to receive a number of the Company's common shares up to a specified maximum. For performance-based RSUs issued prior to the Merger, performance was measured based on shareholder return relative to an industry comparator group. For performance-based RSUs issued subsequent to the Merger, performance is determined based on the achievement of certain share price appreciation conditions. If the Company's performance is below a specified performance level, no common shares will be paid.

  The fair value of each performance-based RSU granted during the years ended December 31, 2010, 2009 and 2008 was estimated using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair values of performance-based RSUs granted prior to the Merger were estimated with the following weighted-average assumptions:

	2010	2009	2008
Contractual term (years)	5.0	5.0	4.6
Expected Company share volatility(1)	43.2%	44.0%	42.9%
Average comparator group share price volatility(1)	34.7%	35.9%	34.0%
Risk-free interest rate(2)	2.4%	3.1%	3.0%

  (1)
  Determined based on historical volatility over the contractual term of the performance-based RSU.

  (2)
  Determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.

  The fair values of performance-based RSUs granted in the post-Merger period ended December 31, 2010 were estimated with the following assumptions:

2010
Contractual term (years)	4.1 - 4.6
Expected Company share volatility(1)	32.4% - 33.2%
Risk-free interest rate(2)	1.2% - 2.3%

  (1)
  Determined based on historical volatility over the contractual term of the performance-based RSU.

  (2)
  Determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.

  The following table summarizes non-vested performance-based RSU activity during the year ended December 31, 2010:

	Performance- Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2010	676	$18.94
Granted	1,386	14.52
Conversion of Valeant awards	1,212	52.72
Reinvested dividend equivalents	102	30.42
Vested	(800)	19.57
Forfeited	(80)	17.82

Non-vested, December 31, 2010	2,496	$33.25

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

17.   SHARE-BASED COMPENSATION (Continued)

  As of December 31, 2010, the total remaining unrecognized compensation expense related to the non-vested performance-based RSUs amounted to $35.0 million, which will be amortized over the weighted-average remaining requisite service period of approximately 24 months. A maximum of 5,732,365 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2010.

  DSUs

  Non-management directors receive an annual grant of DSUs, and may elect to receive all or part of their board and committee retainers in the form of DSUs. A DSU is a notional unit, equivalent in value to a common share. DSUs are credited with dividend equivalents, in the form of additional DSUs, when dividends are paid on the Company's common shares. Directors may not receive any payment in respect of their DSUs until they cease to be a director of the Company.

  The amount of compensation deferred is converted into DSUs based on the volume-weighted average trading price of the Company's common shares for the five trading days immediately preceding the date of grant (for directors subject to U.S. taxation, the calculation may be based on the greater of the five-day or one-day volume-weighted average trading price). The Company recognizes compensation expense throughout the deferral period to the extent that the trading price of its common shares increases, and reduces compensation expense throughout the deferral period to the extent that the trading price of its common shares decreases.

  Following the Merger, the DSUs previously granted to non-management directors who did not remain on the board of directors of the Company will be redeemed, entitling each departing director to a payment of the cash value of his DSUs. Prior to December 31, 2010, cash payments of $2.3 million were made to settle 84,888 DSUs, with another 218,123 DSUs valued at $6.2 million remaining to be settled.

  The following table summarizes DSU activity during the year ended December 31, 2010:

	DSUs (000s)	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2010	343	$12.82
Granted	105	16.15
Reinvested dividend equivalents	19	24.72
Settled for cash	(85)	12.37

Outstanding, December 31, 2010	382	$14.43

  The Company recorded compensation expense related to DSUs of $8.5 million, $2.5 million and $1.1 million in 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company recognized liabilities related to its DSU plans of $11.5 million and $4.8 million, respectively, based on the trading price of the Company's common shares at those dates.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

18.   ACCUMULATED OTHER COMPREHENSIVE INCOME

  The components of accumulated other comprehensive income as of December 31, 2010 and 2009 were as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Loss on Auction Rate Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Securities	Total
Balance, January 1, 2008	$58,616	$(2,825)	$6,791	$62,582
Foreign currency translation adjustment	(32,378)	—	—	(32,378)
Reclassification to net income(1)	828	—	—	828
Unrealized holding loss on auction rate securities	—	(3,356)	—	(3,356)
Net unrealized holding loss on available-for-sale securities	—	—	(304)	(304)
Reclassification to net income(2)	—	4,352	(3,712)	640
Cumulative effect adjustment	—	—	(2,343)	(2,343)

Balance, December 31, 2008	27,066	(1,829)	432	25,669

Foreign currency translation adjustment	17,220	—	—	17,220
Unrealized holding gain on auction rate securities	—	155	—	155
Net unrealized holding gain on available-for-sale securities	—	—	802	802
Reclassification to net income(2)	—	731	(1,003)	(272)

Balance, December 31, 2009	44,286	(943)	231	43,574

Foreign currency translation adjustment	54,640	—	—	54,640
Unrealized holding gain on auction rate securities	—	554	—	554
Net unrealized holding loss on available-for-sale securities	—	—	(321)	(321)
Reclassification to net loss(2)	—	389	—	389

Balance, December 31, 2010	$98,926	$—	$(90)	$98,836

  (1)
  Included in foreign exchange and other.

  (2)
  Included in gain (loss) on investments, net (as described in note 20).

  Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company's operations having a functional currency other than the U.S. dollar. Income taxes allocated to other components of other comprehensive income, including reclassification adjustments, were not material.

19.   LOSS ON EXTINGUISHMENT OF DEBT

  The components of loss on extinguishment of debt for the year ended December 31, 2010 were as follows:

2010
Extinguishment of liability component of 5.375% Convertible Notes (as described in note 14)	$20,652
Cash settlement of written call options (as described in note 3)	10,064
Repayment of Term Loan B Facility	1,697

$32,413

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

20.   GAIN (LOSS) ON INVESTMENTS, NET

  The components of gain (loss) on investments, net for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Loss on auction rate securities	$(5,552)	$(5,210)	$(8,613)
Gain on auction rate securities settlement	—	22,000	—
Gain on disposal of investments	—	804	6,534
Impairment loss on equity securities	—	—	(1,256)
Equity loss	—	—	(1,195)

	$(5,552)	$17,594	$(4,530)

21.   INCOME TAXES

  The components of income (loss) before recovery of income taxes were as follows:

	2010	2009	2008
Domestic	$(127,269)	$(81,978)	$(86,734)
Foreign	(108,994)	256,933	213,638

	$(236,263)	$174,955	$126,904

  The components of provision for (recovery of) income taxes were as follows:

	2010	2009	2008
Current:
Domestic	$5,860	$—	$—
Foreign	21,473	14,500	17,000

	27,333	14,500	17,000

Deferred:
Domestic	(49,820)	—	—
Foreign	(5,583)	(16,000)	(90,000)

	(55,403)	(16,000)	(90,000)

	$(28,070)	$(1,500)	$(73,000)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

21.   INCOME TAXES (Continued)

  The reported recovery of income taxes differs from the expected amount calculated by applying the Company's Canadian statutory rate to income before recovery of income taxes. The reasons for this difference and the related tax effects are as follows:

	2010	2009	2008
Income before recovery of income taxes	$(236,263)	$174,955	$126,904
Expected Canadian statutory rate	30.6%	32.4%	33.3%

Expected provision for (recovery of) income taxes	(72,296)	56,685	42,259
Non-deductible amounts:
Amortization	18,304	11,962	11,800
Share-based compensation	8,024	—	—
Merger costs	7,124	—	—
Acquired IPR&D	5,661	21,063	—
Non-taxable gain on disposal of investments	(1,679)	(3,838)	(2,174)
Legal settlement costs	—	2,944	10,233
Write-down of investments	—	1,690	3,089
Intangible asset impairments	—	—	2,482
Equity loss	—	—	398
Changes in enacted income tax rates	880	9,800	—
Canadian dollar foreign exchange gain for Canadian tax purposes	3,358	2,500	—
Change in valuation allowance related to U.S. operating losses	45,483	(26,000)	(90,000)
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	(46,898)	(11,000)	(13,993)
Foreign tax rate differences	(36,649)	(99,045)	(92,581)
Loss of U.S. state net operating losses	9,783	—	—
Unrecognized income tax benefit of losses	22,768	25,496	44,380
Withholding taxes on foreign income	3,177	3,450	2,886
Alternative minimum and other taxes	—	1,877	—
Other	4,890	916	8,221

	$(28,070)	$(1,500)	$(73,000)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

21.   INCOME TAXES (Continued)

  The tax effect of major items recorded as deferred tax assets and liabilities is as follows:

	2010	2009
Deferred tax assets:
Tax loss carryforwards	$272,172	$159,669
Tax credit carryforwards	36,160	—
Scientific Research and Experimental Development pool	66,577	58,914
Research and development tax credits	66,201	42,659
Provisions	100,320	24,990
Plant, equipment and technology	33,736	34,019
Deferred revenue	27,888	33,433
Deferred financing and share issue costs	65,620	—
Share-based compensation	9,783	—
Other	15,694	5,014

Total deferred tax assets	694,151	358,698
Less valuation allowance	(186,399)	(153,955)

Net deferred tax assets	507,752	204,743

Deferred tax liabilities:
Intangible assets	1,779,460	53,906
5.375% Convertible Notes(1)	8,171	15,622
Prepaid expenses	510	1,434
Other	—	981

Total deferred tax liabilities	1,788,141	71,943

Net deferred income taxes	$(1,280,389)	$132,800

  (1)
  In connection with the issuance of the 5.375% Convertible Notes in June 2009 (as described in note 14), the Company recognized a deferred tax liability of $14.6 million for the original basis difference between the principal amount of the 5.375% Convertible Notes and the value allocated to the liability component, which resulted in a corresponding reduction to the valuation allowance recorded against deferred tax assets. The recognition of the deferred tax liability and the corresponding reduction in the valuation allowance were recorded as offsetting adjustments to additional paid-in capital. In the years ended December 31, 2010 and 2009, the deferred tax benefit recognized in earnings as the debt discount was amortized or extinguished was offset by the deferred tax expense related to the corresponding realization of the deferred tax assets.

    The eventual payment of the U.S. dollar-denominated 5.375% Convertible Notes will likely result in a foreign exchange gain or loss for Canadian income tax purposes. The amount of this gain or loss will depend on the exchange rate between the U.S. and Canadian dollar at the time the Convertible Notes are paid. At December 31, 2010, the Company recognized a $3.1 million deferred tax liability (and corresponding reduction to the valuation allowance) related to the unrealized foreign exchange gain on the translation of the face value of the 5.375% Convertible Notes to Canadian dollars for Canadian income tax purposes of approximately $23.8 million. If all of the outstanding 5.375% Convertible Notes had been paid at December 31, 2010, one-half of this foreign exchange gain would be included in the Company's Canadian taxable income, which would result in a corresponding reduction in the Company's available Canadian operating losses and tax credit carryforward balances (with an offsetting reduction to the valuation allowance provided against those balances). However, the payment of the 5.375% Convertible Notes will not result in a foreign exchange gain or loss being recognized in the Company's consolidated financial statements, as these statements are prepared in U.S. dollars.

  The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2010, the valuation allowance increased by $32.4 million. The net increase in valuation allowance resulted from the limitation of the Company's use of U.S. federal and state net operating losses resulting from the Merger ($45.5 million increase in the valuation allowance), and the impact of foreign exchange rates on the reported value in U.S. dollars of Canadian tax loss carryforwards, Investment Tax Credits ("ITCs"), and pooled Scientific Research and Experimental Development ("SR&ED") expenditures offset by the partial recognition of future benefits of Canadian tax loss carryforwards, ITCs, and pooled SR&ED

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

21.   INCOME TAXES (Continued)

  expenditures of $46.9 million recognized to the extent of deferred tax liabilities arriving from the Merger. Given the Company's history of pre-tax losses in Canada, the Company determined that forecasted taxable income was insufficient objective evidence to release the remaining valuation allowance against Canadian tax loss carryforwards, ITCs and pooled SR&ED expenditures. In 2009, the valuation allowance decreased by $3.2 million due mainly to the recognition of additional future benefits of U.S. tax loss carryforwards and the impact of a decrease in enacted income tax rates on the reported value of net deferred income taxes, partially offset by the impact of foreign exchange rate changes on the reported value in U.S. dollars of Canadian tax loss carryforwards, ITCs, and pooled SR&ED expenditures.

  As of December 31, 2010, the Company had accumulated losses of approximately $154.8 million (2009 — $123.6 million) available for federal and provincial purposes in Canada. As of December 31, 2010, the Company had approximately $66.2 million (2009 — $42.7 million) of unclaimed Canadian ITCs and U.S. research and development credits, which expire from 2020 to 2030. These losses and ITCs can be used to offset future years' taxable income and federal tax, respectively. In addition, as of December 31, 2010, the Company had pooled SR&ED expenditures amounting to approximately $282.9 million (2009 — $271.0 million) available to offset against future years' taxable income from its Canadian operations, which may be carried forward indefinitely. The valuation allowance against the Canadian deferred tax assets is $118.2 million (2009 — $133.7 million).

  As of December 31, 2010, the Company has accumulated tax losses of approximately $672.6 million (2009 — $335.0 million) for federal purposes in the U.S., including pre-acquisition losses arising from the Merger of $337.8 million, which expire from 2021 to 2028 of which $191.5 million is subject to a valuation allowance related to annual loss limitation restrictions. These losses can be used to offset future years' taxable income. The losses are subject to annual limitations as a result of ownership changes that have occurred. A valuation allowance of $68.2 million has been provided on the U.S. losses as management does not believe it is more likely than not that the Company will realize the benefits of the remaining net deferred tax asset as of December 31, 2010. Included in the $672.6 million of tax losses is approximately $53.7 million of pre-acquisition losses arising from the Merger related to the exercise of non-qualified stock options and restricted stock awards.

  The Company accrues for U.S. tax on the unremitted earnings of its foreign subsidiaries that are owned by the Company's U.S. subsidiaries. Prior to the Merger, the Company asserted that the unremitted earnings of its Barbados subsidiaries would be permanently reinvested. The Company discontinued making this assertion as of December 31, 2010, but such change did not affect the Company's deferred tax liabilities since the Barbados earnings can be repatriated to Canada without incurring additional tax. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated to Canada. It is not practical to estimate the deferred tax liability related to such permanently reinvested U.S. earnings.

  As of December 31, 2010, the total amount of unrecognized tax benefits (including interest and penalties) was $110.9 million (2009 — $66.2 million), of which $75.9 million (2009 — $45.2 million) would affect the effective tax rate. In the year ended December 31, 2010, the Company recognized a $10.1 million (2009 — $1.0 million) increase and a $15.6 million (2009 — $1.5 million) net increase in the amount of unrecognized tax benefits related to tax positions taken in the current and prior years, respectively, which have resulted in a corresponding decrease in the valuation allowance against the net deferred tax asset.

  The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2010, approximately $20.5 million (2009 — $14.2 million) was accrued for the payment of interest and penalties. In the year ended December 31, 2010, the Company recognized approximately $3.4 million (2009 — $2.0 million) in interest and penalties.

  The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., Barbados, and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years primarily from 1996 to 2009 with significant taxing jurisdictions including Barbados, Canada, and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations, and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

  In 2010, the Internal Revenue Service continued the examination of Valeant's consolidated tax returns for the 2007 and 2008 tax years, which the Company expects to resolve within the next 12 months. The Company has been informed that its wholly-owned U.S. subsidiary Biovail Americas Corporation will have its consolidated federal income tax return for its 2009 tax year audited. In 2010, the Canadian Revenue Agency ("CRA") continued its audit of the Company's 2005 and 2006 Canadian income tax returns, and claims for SR&ED expenditures and related ITCs for the 2006 and 2007 taxation years. The CRA has made a proposal for audit adjustments to the Company. The Company is reviewing the proposal and while the matter has not been settled, the Company has recorded a decrease in deferred tax assets (increase in liability for uncertain tax positions) and a corresponding decrease in the valuation allowance. The Company has submitted a notice of objection to the CRA revised proposal for adjustments related to its 2003 and 2004 tax years. In 2010, the CRA continued its audit of the Company's 2007 and 2008 Canadian annual tax returns. As a result of audits and statutes of limitation the Company estimates that up to $4.0 million of its uncertain tax positions will be realized. It is otherwise not possible for the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

21.   INCOME TAXES (Continued)

  Company to estimate a range of reasonably possible outcomes, or timing, of any adjustments to the total amount of uncertain tax benefits that may result from these audits.

  The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2010	2009
Balance, beginning of year	$66,200	$63,700
Acquisition of Valeant	18,916	—
Additions based on tax positions related to the current year	10,133	1,000
Additions for tax positions of prior years	15,608	3,400
Reductions for tax positions of prior years	—	(1,900)

Balance, end of year	$110,857	$66,200

  The Company does not expect any significant change to the above unrecognized tax benefits during the next 12 months.

  Certain unrecognized tax benefits have been recorded as a reduction of deferred tax assets.

22.   EARNINGS PER SHARE

  Earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008 were calculated as follows:

	2010	2009	2008
Net income (loss)	$(208,193)	$176,455	$199,904

Basic weighted-average number of common shares outstanding (000s)	195,808	158,236	159,730
Dilutive effect of stock options and RSUs (000s)	—	274	—

Diluted weighted-average number of common shares outstanding (000s)	195,808	158,510	159,730

Basic and diluted earnings (loss) per share	$(1.06)	$1.11	$1.25

  In 2010, all stock options, RSUs and Convertible Notes were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive, as it would have reduced the loss per share. The potential dilutive effect of stock options, RSUs and Convertible Notes on the weighted-average number of common shares outstanding was as follows:

2010
Basic weighted-average number of common shares outstanding (000s)	195,808
Dilutive effect of stock options and RSUs (000s)	2,774
Dilutive effect of Convertible Notes (000s)	6,947

Diluted weighted-average number of common shares outstanding (000s)	205,529

  As the Company's current intent and policy is to settle the Convertible Notes using a net share settlement approach, only the common shares potentially issuable with respect to the excess conversion value of the Convertible Notes over their principal amount is considered as dilutive potential common shares for purposes of calculating diluted earnings per share. In 2009, the average conversion value of the 5.375% Convertible Notes was less than the related principal amount, and, accordingly, no common shares were assumed to be issued for purposes of calculating diluted earnings per share.

  In 2010, 2009 and 2008, stock options to purchase approximately 1,465,000, 2,950,000 and 4,540,000 weighted-average common shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company's common shares and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

23.   SUPPLEMENTAL CASH FLOW DISCLOSURES

  Interest and income taxes paid during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Interest paid	$37,719	$4,182	$459
Income taxes paid	26,300	12,139	6,738

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

  In 2010, the Company reached agreements or agreements in principle to settle certain litigation matters as noted below. In connection with these agreements, the Company recognized a $52.6 million charge to legal settlements expense, of which $16.0 million was accrued as of December 31, 2010.

  Governmental and Regulatory Inquiries

  On May 16, 2008, Biovail Pharmaceuticals, Inc., the Company's former subsidiary, entered into a written plea agreement with the U.S. Attorney's Office ("USAO") for the District of Massachusetts whereby it agreed to plead guilty to violating the U.S. Anti-Kickback Statute and pay a fine of $22.2 million.

  In addition, on May 16, 2008, the Company entered into a non-prosecution agreement with the USAO whereby the USAO agreed to decline prosecution of Biovail in exchange for continuing cooperation and in exchange for agreement to finalize a civil settlement agreement and pay a civil penalty of $2.4 million. The civil settlement agreement has now been signed and the related fine has been paid. A hearing before the U.S. District Court in Boston took place on September 14, 2009 and the plea was approved.

  In addition, as part of the overall settlement, Biovail entered into a Corporate Integrity Agreement ("CIA") with the Office of the Inspector General and the Department of Health and Human Services on September 11, 2009. The CIA requires Biovail to have a compliance program in place and to undertake a set of defined corporate integrity obligations for a five-year term. The CIA also includes requirements for an independent review of these obligations. The first of such reviews was completed in January 2011. Failure to comply with the obligations under the CIA could result in financial penalties.

  Securities Litigation

  On June 22, 2010, a stockholder of Valeant filed a purported class action complaint in Superior Court for Orange County, California captioned Deckter v. Valeant Pharmaceuticals International, et al., Case No. 30-2010-383335-CU-BT-CXC, on behalf of himself and all other stockholders of Valeant against Valeant and eight of its directors (the "Deckter Action"). On July 1, 2010, a stockholder of Valeant filed a purported class action complaint in Superior Court for Orange County, California captioned Pronko v. Valeant Pharmaceuticals International, et al., Case No. 30-2010-386784-CU-SL-CXC, on behalf of himself and all other stockholders of Valeant against Valeant and its directors (the "Pronko Action"). On July 13, 2010, a stockholder of Valeant filed a purported class action complaint in Superior Court for Orange County, California captioned Martino v. Pearson, et al., Case No. 30-2010-389330-CU-SL-CXC, on behalf of herself and all other stockholders of Valeant against Valeant and its directors (the "Martino Action"). On July 14, 2010, a stockholder of Valeant filed a purported class action complaint in Superior Court for Orange County, California captioned Haro v. Pearson, et al., Case No. 30-2010-389773-CU-BT-CXC, on behalf of himself and all other stockholders of Valeant against Valeant, certain officers and directors of Valeant, Biovail, Biovail Americas Corp., a wholly-owned subsidiary of Biovail ("BAC"), and Beach Merger Corp., a wholly owned subsidiary of BAC ("Merger Sub") (the "Haro Action"). The

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

24.   LEGAL PROCEEDINGS (Continued)

  complaints variously allege that the individual defendants, aided and abetted by Valeant, Biovail, BAC and Merger Sub, breached their fiduciary duties of care, loyalty, candor, good faith and independence to stockholders in connection with the Merger of Valeant with Biovail. The California Court consolidated the Deckter Action, the Pronko Action, the Martino Action and the Haro Action in a single action (the "California Action"). On October 12, 2010, the California Action was dismissed without prejudice.

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

  On September 16, 2010 the parties to the Delaware Action executed a Memorandum of Understanding ("MOU") containing the terms for the parties' agreement in principle to resolve the Delaware Action. In exchange for Valeant and Biovail's supplemental disclosures in the definitive proxy statement disseminated to all holders of record of Valeant stock as of the close of business on August 18, 2010 and additional disclosures in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on September 20, 2010, and subject to court approval, plaintiffs' counsel agreed, on behalf of the class, to, among other things, the dismissal of all claims asserted in the Delaware Action and a release of claims related to the Merger on behalf of the putative class of Valeant stockholders. The MOU further provides that the plaintiffs' counsel will petition the Court for an award of fees and expenses in the amount of $0.45 million. The defendants deny all allegations of wrongdoing.

  After a settlement agreement was executed between the parties in the Delaware Action pursuant to the terms of the MOU and the settlement was approved by the Court, the Court entered an Order and Final Judgment on January 24, 2011, dismissing the Delaware Action and Plaintiffs' claims with prejudice pursuant to the terms of the parties' Settlement Agreement, together with the accompanying documents and the MOU executed by the parties on September 16, 2010. The Court granted plaintiffs' counsel petition for an award of fees and expenses in connection with the Delaware Action of $0.4 million in attorneys' fees and expenses.

  Antitrust

  Several class action and individual action complaints in multiple jurisdictions were commenced jointly against Biovail, Elan Corporation plc ("Elan") and Teva Pharmaceuticals Industries Ltd. ("Teva") relating to two agreements: one between Biovail and Elan for the licensing of Adalat CC products from Elan, and the other between Biovail and Teva for the distribution of those products in the U.S. These actions were transferred to the U.S. District Court for the District of Columbia and Consolidated as Multidistrict Litigation No. 1515. The Multidistrict Litigation includes class action and non class action suits. The agreements in question have since been unwound in accordance with a consent decree between Elan and Biovail and the U.S. Federal Trade Commission.

  The Court granted plaintiffs' motion for class certification on November 21, 2007 and certified a class of alleged "direct purchasers".

  On February 17, 2010, Biovail entered into a settlement with the nonclass or individual plaintiffs (the "Optouts"). Pursuant to the terms of the settlement, Biovail paid a settlement amount, which was accrued through a charge to legal settlements expense as at December 31, 2009, and made no admission of wrongdoing. Elan and Teva have also settled with the Optouts. The Optout actions were dismissed on February 22, 2010.

  Teva and the class plaintiffs executed a settlement agreement, dated May 27, 2010. The Court approved the settlement on December 7, 2010. The Company and Elan also reached a settlement with the class plaintiffs on or about November 30, 2010 to settle all claims for an amount not material to the Company. The court approved the settlement on January 31, 2011, and the class action was dismissed with prejudice.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

24.   LEGAL PROCEEDINGS (Continued)

  On April 4, 2008, a direct purchaser plaintiff filed a class action antitrust complaint in the U.S. District Court for the District of Massachusetts against Biovail, GlaxoSmithKline plc, and SmithKline Beecham Inc. (the latter two of which are referred to here as "GSK") seeking damages and alleging that Biovail and GSK took actions to improperly delay FDA approval for generic forms of Wellbutrin XL®. The direct purchaser plaintiff in the Massachusetts federal court lawsuit voluntarily dismissed its complaint on May 27, 2008, and shortly thereafter re-filed a virtually identical complaint in the U.S. District Court for the Eastern District of Pennsylvania. In late May and early June 2008, additional direct and indirect purchaser class actions were also filed against Biovail and GSK in the Eastern District of Pennsylvania, all making similar allegations. These complaints have now been consolidated, resulting in a lead direct purchaser and a lead indirect purchaser action.

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

  Additionally, on September 14, 2010, the indirect purchaser plaintiffs filed a motion for leave to amend their complaint to add claims under Illinois's Antitrust Act and New York's Donnelly Act. The Company and GSK opposed the indirect purchaser plaintiffs' motion. On December 21, 2010, the Court granted in part and denied in part the motion for leave to amend, permitting indirect purchasers leave to amend their complaint to assert claims under New York's Donnelly Act but not under Illinois's Antitrust Act.

  Plaintiffs have filed motions for class certification. The Company and GSK opposed the motions. A hearing on plaintiffs' class certification motions is currently set for April 5, 2011.

  The deadline for fact discovery is currently April 29, 2011, with an August 26, 2011 deadline for expert discovery. The deadline for filing of motions for summary judgment is currently set for September 23, 2011, with a hearing set on such motions for December 2, 2011.

  The Company believes that each of these complaints lacks merit and that the Company's challenged actions complied with all applicable laws and regulations, including federal and state antitrust laws, FDA regulations, U.S. patent law and the Hatch Waxman Act.

  Intellectual Property

  In August 2006, Sandoz Canada Inc. ("Sandoz") brought an action against Biovail under section 8 of the Canadian Patented Medicines Notice of Compliance Regulations ("PMNOC Regulations") demanding damages for having been kept off the market with its generic version of Tiazac® due to prohibition proceedings taken against Sandoz's predecessor RhoxalPharma Inc. by Biovail under the PMNOC Regulations. The prohibition proceedings were subsequently dismissed in November of 2005. The Company defended against the action and discovery had commenced. The matter was settled on January 25, 2011 for an amount that is not material to the Company, and the action was discontinued with prejudice on February 3, 2011.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

24.   LEGAL PROCEEDINGS (Continued)

  On or about June 24, 2010, Biovail and BLS received a Notice of Allegation from Mylan Pharmaceuticals ULC ("Mylan") with respect to Bupropion Hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Biovail as Wellbutrin® XL. The patents in issue are Canadian Patent Nos. 2,142,320, 2,168,364 and 2,524,300. Mylan alleges that its generic form of Wellbutrin® XL does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Mylan was issued in the Federal Court on August 6, 2010, relating to Canadian Patent Nos 2,524,300 and 2,168,324. Mylan has now withdrawn its allegations of invalidity. The matter is proceeding in the ordinary course.

  In 2007, BLS, together with Purdue Pharma Products LP and Napp Pharmaceutical Group Ltd. (collectively "Purdue") and Ortho-McNeil, Inc. ("OMI"), filed suit in the U.S. District Court for the District of Delaware against Par Pharmaceutical Companies, Inc. ("Par"), after Par filed an Abbreviated New Drug Application ("ANDA") to market a generic version of Ultram® ER prior to the expiration of U.S. Patent No. 6,254,887 ("the '887 patent") and U.S. Patent No. 7,074,430 ("the '430 patent"). The plaintiffs alleged that Par's generic version of Ultram® ER would infringe the '887 and '430 patents. Par filed counterclaims of noninfringement and patent invalidity, which the plaintiffs denied.

  In late 2008, BLS filed a voluntary motion for dismissal from the litigation against Par, which the court granted. Shortly thereafter, OMI was also dismissed and the case proceeded to trial between Purdue and Par. The dismissal of BLS and OMI did not substantively affect the case.

  The case between Purdue and Par went to trial in April 2009. On August 14, 2009, the court found in favour of Par, holding that while Par infringed the '887 and '430 patents, the asserted claims of the patents were invalid. Purdue subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On June 3, 2010, the Federal Circuit issued a decision affirming the district court's ruling of patent invalidity. Purdue did not appeal the Federal Circuit decision, ending the litigation between Purdue and Par.

  On November 16, 2009, Par announced that it had received final FDA approval of its 100 mg and 200 mg generic versions of Ultram® ER and had begun marketing the products. Concurrently, Patriot Pharmaceuticals LLC, a wholly-owned subsidiary of Ortho-McNeil-Janssen Pharmaceuticals, Inc., launched the Company's authorized generic versions of these two strengths of Ultram® ER.

  While the litigation between Purdue and Par was pending, BLS received notices from four other generic drug companies that those companies had filed their own applications to market generic versions of Ultram® ER prior to expiration of the '887 and '430 patents. In response, patent infringement suits were filed against each of the four companies.

  In 2008, BLS, Purdue and OMI filed suit against Impax Laboratories, Inc. ("Impax") after Impax filed an ANDA to market a generic version of Ultram® ER prior to expiration of the '887 and '430 patents. BLS later filed a voluntary motion for dismissal from the suit, which the court granted. OMI was also dismissed, and the case continued between Purdue and Impax. On November 18, 2009, the case was stayed pending the outcome of the appeal in the case against Par. On September 2, 2010, the district court entered a Stipulation and Order Regarding Dismissal of Suit, ending the litigation between Purdue and Impax.

  In September 2009, Purdue filed suit against Paddock Laboratories, Inc. ("Paddock") after Paddock filed an ANDA to market a generic version of Ultram® ER prior to expiration of the '887 and '430 patents. On August 2, 2010, the district court entered a Stipulation and Order Regarding Dismissal of Suit, ending the litigation between Purdue and Paddock. The Company was not a party to this litigation.

  In October 2009, Purdue filed suit against Cipher Pharmaceuticals Inc. ("Cipher") after Cipher filed a NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetics Act to market a generic version of Ultram® ER prior to expiration of the '887 and '430 patents. On December 30, 2009, the court entered a Joint Stipulated Order of Judgment, ending the litigation between Purdue and Cipher. The Company was not a party to this litigation.

  In January 2010, Purdue filed suit against Lupin Pharmaceuticals Inc. ("Lupin") after Lupin filed an ANDA to market a generic version of Ultram® ER prior to expiration of the '887 and '430 patents. On November 3, 2010, the court entered a Stipulation and Order Regarding Dismissal of Suit, ending the litigation between Purdue and Lupin. The Company was not a party to this litigation.

  BLS filed an ANDA with the FDA seeking approval to market venlafaxine hydrochloride extended release capsules equivalent to the 37.5, 75 and 150 mg doses of Effexor® XR. On June 26, 2008, Wyeth Pharmaceuticals Inc. ("Wyeth") filed a complaint against Biovail, Biovail Technologies Ltd. ("BTL") and BLS in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,274,171 B1, 6,403,120 and 6,419,958 B2 by the filing of the ANDA, thereby triggering a 30-month stay of the FDA's approval of that application. On September 25, 2008, Biovail, BTL and BLS filed their Answer and Affirmative Defenses along with counterclaims of non-infringement and invalidity. Biovail and Wyeth executed a Settlement and Release Agreement on November 12, 2009 and, subsequently, BLS and Wyeth executed a license agreement as of January 28, 2010, whereby BLS can manufacture, import and sell venlafaxine hydrochloride extended release capsules with an effective date expected to be on or about June 1, 2011, subject to earlier launch in limited circumstances, but in no event earlier than January 1, 2011. BLS will pay Wyeth a royalty fee on the sale of its

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

24.   LEGAL PROCEEDINGS (Continued)

  venlafaxine hydrochloride extended release capsules under the license, computed as a percentage of net sales, as defined in the license agreement. The license royalty fee term begins with the license effective date and ends on the expiration of the Wyeth patents covered by the license agreement. BLS is solely responsible for manufacturing and marketing its venlafaxine hydrochloride extended release capsules. Since December 31, 2009, BLS has not commenced sales of its venlafaxine hydrochloride extended release capsules. The parties filed a Joint Motion to Enter Consent Judgment and to Enter Stipulated Order on March 9, 2010, which was entered by the Court on March 19, 2010.

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

  BLS filed an ANDA with the FDA seeking approval to market Fenofibrate Tablets in 48 mg and 145 mg dosage sizes in the U.S. On November 3, 2008, Abbott and Laboratoires Fournier S.A. ("Abbott parties") filed a complaint against Biovail and BLS in the U.S. District Court for the Northern District of Illinois alleging infringement of U.S. Patent Nos. 6,277,405, 7,037,529, and 7,041,319 by the filing of the ANDA, thereby triggering a 30-month stay of FDA's approval of that application. This matter was transferred to the U.S. District Court for the District of New Jersey. On November 3, 2008, Elan Pharma International Ltd. ("Elan") and Fournier Laboratories Ireland Ltd. ("Elan parties") also filed a complaint against Biovail and BLS in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 5,145,684, 7,276,249 and 7,320,802 by the filing of the ANDA. The Answers and Counterclaims of the Company and BLS have been filed. No dates are set for a Markman hearing or trial. The matters are currently stayed through February 28, 2011 to allow the parties to conclude settlement discussions. On February 24, 2011, BLS and Valeant entered into settlement and license agreements with the Abbott parties and the Elan parties. The settlement and license agreements, which must be reviewed by the Federal Trade Commission and U.S. Department of Justice before the cases can be dismissed by the Court, will allow BLS to market its Fenofibrate Tablets in 48 mg and 145 mg dosage sizes in the U.S. at a defined point in the future, prior to expiration of the patents in the lawsuits.

  On or about December 1, 2008, the FDA accepted an ANDA filed by BLS seeking approval to market generic formulations of the 200 mg, 300 mg and 400 mg strengths of quetiapine fumarate extended release tablets (sold under the brand name Seroquel® XR by AstraZeneca Pharmaceuticals LP ("AstraZeneca")). On January 9, 2009, AstraZeneca and AstraZeneca UK Limited filed a complaint against Biovail, BLS and BTA Pharmaceuticals, Inc. ("BTA") in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 4,879,288 (the "'288 Patent") and 5,948,437 (the "'437 Patent") by the filing of that ANDA, thereby triggering a 30-month stay of the FDA's approval of that application. Answers and Counterclaims have been filed.

  A Markman hearing was held on November 22, 2010, in Trenton New Jersey. The Court's claim construction ruling was entered on November 30, 2010, and was generally favorable to the Company. The Court's ruling provides the Company with grounds for motions for summary judgment of non-infringement and invalidity of certain claims.

  Fact discovery and related proceedings remains ongoing. Dispositive motions are due July 22, 2011, Pretrial motions are due September 2, 2011, the pretrial hearing is set for September 26, 2011 and the trial will commence on October 3, 2011.

  On or about July 3, 2009, BLS received a Notice from Cary Pharmaceuticals Inc. ("Cary"), related to Cary's NDA pursuant to Section 505(B)(2) for bupropion hydrochloride 450 mg extended-release tablets. The Certification references U.S. Patent No. 6,096,341, which is listed in the FDA's Orange Book for the 150 mg and 300 mg dosage strength of Wellbutrin XL®, and No. 6,143,327, which is currently listed in the FDA's Orange Book for the 150 mg dosage strength of Wellbutrin XL®. On August 13, 2009, Biovail filed suit in the U.S. District Court for the District of Delaware, thereby triggering a 30-month stay of the approval of Cary's NDA. The Complaint

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

24.   LEGAL PROCEEDINGS (Continued)

  was served on Cary on August 24, 2009, and Cary served its Answer on September 24, 2009. On January 26, 2011, the case was terminated by agreement between the parties with a dismissal by the Company without prejudice.

  On or about January 5, 2010, BLS received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida ("Watson"), related to Watson's ANDA filing for Bupropion Hydrobromide Extended-release Tablets, 174 mg and 348 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA's Orange Book for Aplenzin® are invalid or not infringed. BLS subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA's Orange Book after Watson's initial certification. Watson has alleged these patents are not infringed or invalid. BLS filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson's ANDA. The Delaware action has been dismissed without prejudice and the litigation is proceeding in the Florida Court. BLS received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. BLS received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. BLS filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions have been consolidated into the first-filed case before the same judge. In the course of discovery the issues have been narrowed and only five of the patents remain in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010 and a trial is set to commence in June 2011.

  On or about January 27, 2010, BLS received a Notice of Paragraph IV Certification from Paddock dated January 22, 2010, relating to Paddock's ANDA filing for Bupropion Hydrobromide Extended-release Tablets, 174 mg and 522 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 522 mg products. Paddock has certified that the six patents currently listed in the FDA's Orange Book for Aplenzin®, plus an additional unlisted BLS patent relating to bupropion hydrobromide, are not infringed and/or invalid. A Complaint was filed on March 9, 2010 against Paddock in the U.S. District Court for the District of Minnesota. A parallel suit in the U.S. District Court for the District of Delaware has been dismissed without prejudice. A second suit was filed in the U.S. District Court for the District of Minnesota on April 15, 2010 following a second Paragraph IV certification received from Paddock. Both cases, which are now consolidated before the same judge, are proceeding in the ordinary course.

  On or about August 20, 2010, Biovail and BLS received a Notice of Paragraph IV Certification from Par Pharmaceutical, Inc. dated August 18, 2010, related to Par's ANDA filing for Bupropion Hydrobromide Extended Release Tablets, 174 mg and 348 mg, which corresponds to the Company's Aplenzin® Extended-release Tablets, 174 mg and 348 mg products. Par has certified that eight patents currently listed in the Orange Book for Aplenzin® are invalid, unenforceable and or not infringed. A Complaint was filed against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. on September 22, 2010 in the U.S. District Court for the Southern District of New York. The case is proceeding in the ordinary course.

  On or about October 22, 2010, BTL Received a Notice of Paragraph IV Certification from Watson Laboratories, Inc. dated October 20, 2010 relating to U.S. Patent No. 7,815,937 (the "937 patent") which was issued on October 19, 2010 and is assigned to BLS. The Notice alleges that Watson's ANDA for Lamotrigine Orally Disintegrating Tablets, 25 mg, 50 mg, 100 mg and 200 mg, which correspond to the Lamictal® ODT™ (lamotrigine) Orally Disintegrating Tablets, 25 mg, 50 mg, 100 mg, and 200 mg of NDA holder SmithKline Beecham Corporation d/b/a/ GlaxoSmithKline does not infringe the '937 patent and/or the patent is invalid or unenforceable. Since the '937 patent is not listed in the Orange Book for Lamictal® ODT™ (lamotrigine) Orally Disintegrating Tablets, the Company has taken no action.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  On February 17, 2010, S.A.C. Capital Advisors, LLC commenced an action against Biovail in the United States District Court for the District of Connecticut. The complaint alleges malicious prosecution related to Biovail's complaint against it. A factually similar complaint was filed the same day by Gradient Analytics, Inc., Donn Vickery and James Carleton Carr Bettis in the United States Court for the District of Arizona. Biovail believed that these complaints were without merit and filed motions to dismiss.

  On November 3, 2010, the Company entered into an agreement to settle the S.A.C. action, and on November 9, 2010, the Company entered an agreement with Gradient, Vickery and Bettis to settle the Gradient action. The amounts of the settlements were not material to the Company. Based upon the agreements to settle the S.A.C. action and the Gradient action, the lawsuits were dismissed with prejudice against the Company.

  General Civil Actions

  Complaints have been filed by the City of New York, the State of Alabama, the State of Mississippi and a number of counties within the State of New York, claiming that Biovail, and numerous other pharmaceutical companies, made fraudulent misstatements concerning the "average wholesale price" ("AWP") of their prescription drugs, resulting in alleged overpayments by the plaintiffs for pharmaceutical products sold by the companies.

  The City of New York and plaintiffs for all the counties in New York (other than Erie, Oswego and Schenectady) have voluntarily dismissed Biovail and certain others of the named defendants on a without prejudice basis. Similarly, the State of Mississippi has voluntarily dismissed its claim against Biovail and a number of defendants on a without prejudice basis.

  In the case brought by the State of Alabama, the Company has answered the State's Amended Complaint and discovery is ongoing. On October 16, 2009, the Supreme Court of Alabama issued an opinion reversing judgments in favour of the State in the first three cases that were tried against co-defendant companies. The Alabama Supreme Court also rendered judgment in favour of those defendants, finding that the State's fraud-based theories failed as a matter of law. A trial date has not been set.

  The cases brought by the New York State counties of Oswego, Schenectady and Erie, each of which was originally brought in New York State court, were removed by defendants to Federal Court on October 11, 2006. Biovail answered the complaint in each case after the removal to Federal Court. The cases were subsequently remanded and, following the remand, the New York State Litigation Coordinating Panel granted the defendants' application to coordinate the three actions for pretrial purposes in Erie County. The Company settled these cases, which will be dismissed with prejudice in the first quarter of 2011. The settlement amount payable is not material.

  A Third Amending Petition for Damages and Jury Demand was filed on November 10, 2010 in Louisiana State Court by the State of Louisiana claiming that a former subsidiary of the Company, and numerous other pharmaceutical companies, knowingly inflated the AWP and "wholesale acquisition cost" of their prescription drugs, resulting in alleged overpayments by the State for pharmaceutical products sold by the companies. The matter is in preliminary stages, the Company intends to defend against this action.

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

  Legacy Valeant Litigation

  Valeant is the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in its common stock, the public release of data from its first pivotal Phase III trial for taribavirin in March 2006, statements made in connection with the public release of data and matters regarding its stock option grants since January 1, 2000 and its restatement of certain historical financial statements announced in March 2008. In September 2006, Valeant's board of directors established a Special Committee to

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

24.   LEGAL PROCEEDINGS (Continued)

  review its historical stock option practices and related accounting, and informed the SEC of these efforts. Valeant has cooperated fully and will continue to cooperate with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

  On August 27, 2008, Valeant was served product liability complaints related to the pharmaceutical Permax in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price against Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California (the "California Permax Actions"). The California Permax Actions were consolidated under the heading of Branson v. Eli Lilly and Company, et al. On May 5, 2010, Valeant reached an agreement in principle with plaintiffs to settle the California Permax Actions, and is in the process of finalizing settlement documentation for those matters. The portion of these settlements for which Valeant is responsible will not have a material impact on the Company's financial results. On March 24, 2009, Valeant was named as a defendant in Edwin Elling v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc. and Athena Neurosciences, Inc. in the United Stated District Court for the Northern District of Texas, Ft. Worth Division; and Judith LaVois v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc. and Teva Pharmaceuticals USA, Inc. in the United States District Court for the Southern District of Texas, Houston Division. On January 15, 2010, Valeant reached an agreement in principle with plaintiffs to settle the Elling and LaVois matters, and the matters were dismissed on October 4, 2010 following final agreement on the settlement of the actions, which settlements did not have a material impact on the Company's financial results. In addition to the lawsuits described above, Valeant has received, and from time to time receives, communications from third parties relating to potential claims that may be asserted with respect to Permax.

  On January 12, 2009, Valeant was served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720-SEB-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the "Lilly Action"). In the Lilly Action, Eli Lilly and Company ("Lilly") brought a claim against Valeant for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for Permax product liability claims. On February 2, 2009, Valeant filed counterclaims against Lilly seeking a declaratory judgment and indemnification under the letter agreement. Valeant has responded to two motions for partial summary judgment brought by Lilly, and is in the process of defending the Lilly Action. Non-expert discovery closed on July 1, 2010, and expert discovery closed on September 15, 2010. On February 14, 2011, the court granted Lilly's first motion for partial summary judgment declaring that cost-sharing obligations under the contract are based exclusively upon the date on which either party first receives written notice of such claim, regardless of Valeant's dismissal or prevailing on the merits of a product liability claim, and that the costs of product liability claims to be shared by the parties include settlement costs, judgments, and the costs of defense incurred by Lilly and/or Valeant, including attorneys' fees, expert fees, and expenses. The court's order reserved ruling on whether the contract lacked consideration, government of the contract by the Uniform Commercial Code, reasonableness of non-joint representation counsel fees, and Valeant's equitable defenses. On February 15, 2011, the court denied Lilly's second motion for partial summary judgment holding that Valeant did not waive its right to recoup its own costs of defense, and is not barred from attempting to assert and set-off its defense costs. Trial is scheduled for April 2011.

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

25.   COMMITMENTS AND CONTINGENCIES

  Lease Commitments

  The Company leases certain facilities, vehicles and equipment principally under operating leases. Rental expense related to operating lease agreements amounted to $12.2 million, $4.8 million and $4.9 million in 2010, 2009 and 2008, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

25.   COMMITMENTS AND CONTINGENCIES (Continued)

  Minimum future rental payments under non-cancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

	Total	2011	2012	2013	2014	2015	Thereafter
Lease obligations	$94,277	$24,935	$12,148	$9,005	$6,869	$6,101	$35,219

  Other Commitments

  The Company had no material commitments related to capital expenditures as of December 31, 2010.

  Under certain research and development agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As described in note 4, the Company may be required to make milestone payments of up to $55.0 million in the aggregate pursuant to the terms of the collaboration and license agreements for istradefylline. In addition, the Company assumed contingent milestone payments of Valeant of $412.2 million in the aggregate, including consideration of up to $390.0 million that it may be required to pay related to Valeant's acquisition of Aton (as described in note 3).

  Indemnification Provisions

  In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods, and other conditions and limits. As of December 31, 2010 or 2009, no material amounts were accrued for the Company's obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

26.   SEGMENT INFORMATION

  Business Segments

  Effective with the Merger, the Company operates in the following business segments, based on differences in products and services and geographical areas of operations:

    •
    U.S. Neurology and Other consists of sales of pharmaceutical and OTC products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products the Company developed or acquired. In addition, this segment includes revenue from contract research services provided by CRD prior to its disposal in July 2010.

    •
    U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues in the areas of dermatology and topical medication.

    •
    Canada and Australia consists of pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

    •
    Branded Generics — Europe consists of branded generic pharmaceutical products sold primarily in Poland, Hungary, the Czech Republic and Slovakia.

    •
    Branded Generics — Latin America consists of branded generic pharmaceutical and OTC products sold primarily in Mexico, Brazil and exports out of Mexico to other Latin American markets.

  Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs and legal settlement and acquired IPR&D charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance.

  Corporate includes the finance, treasury, tax and legal operations of the Company's businesses and maintains and/or incurs certain assets, liabilities, expenses, gains and losses related to the overall management of the Company, which are not allocated to the other business segments. In addition, share-based compensation is considered a corporate cost, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

26.   SEGMENT INFORMATION (Continued)

  Segment Revenues and Profit

  Segment revenues and profit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Revenues(1):
U.S. Neurology and Other	$658,312	$575,321	$525,939
U.S. Dermatology	219,008	146,267	150,613
Canada and Australia	161,568	83,959	73,764
Branded Generics — Europe	73,312	14,883	6,862
Branded Generics — Latin America	69,037	—	—

Total revenues	1,181,237	820,430	757,178

Segment profit (loss)(2):
U.S. Neurology and Other	251,129	274,548	243,180
U.S. Dermatology	47,737	87,860	93,475
Canada and Australia	51,043	35,037	15,171
Branded Generics — Europe	20,646	9,152	3,553
Branded Generics — Latin America	(3,889)	—	—

Total segment profit	366,666	406,597	355,379

Corporate(3)	(155,794)	(124,269)	(128,503)
Restructuring and other costs	(140,840)	(30,033)	(70,202)
Acquired IPR&D	(89,245)	(59,354)	—
Legal settlements	(52,610)	(6,191)	(32,565)
Acquisition-related costs	(38,262)	(5,596)	—

Operating income (loss)	(110,085)	181,154	124,109
Interest income	1,294	1,118	9,400
Interest expense	(84,307)	(24,881)	(1,018)
Write-down of deferred financing costs	(5,774)	(537)	—
Foreign exchange and other	574	507	(1,057)
Loss on early extinguishment of debt	(32,413)	—	—
Gain (loss) on investments, net	(5,552)	17,594	(4,530)

Income (loss) before recovery of income taxes	$(236,263)	$174,955	$126,904

  (1)
  Segment revenues in 2010 reflect incremental revenues from Valeant products and services commencing on the Merger Date as follows: U.S. Neurology and Other — $60.8 million; U.S. Dermatology — $57.2 million; Canada and Australia — $47.6 million; Branded Generics — Europe — $40.0 million; and Branded Generics — Latin America — $69.0 million.

  (2)
  Segment profit (loss) in 2010 reflects Valeant operations commencing on the Merger Date. Segment profit (loss) includes the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $33.1 million; U.S. Dermatology — $27.4 million; Canada and Australia — $17.0 million; Branded Generics — Europe — $12.9 million; and Branded Generics — Latin America — $21.6 million.

  (3)
  Corporate reflects non-restructuring-related share-based compensation expense of $48.6 million, $5.6 million and $7.9 million in 2010, 2009 and 2008, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

26.   SEGMENT INFORMATION (Continued)

  Segment Assets

  Total assets by segment as of December 31, 2010 and 2009 were as follows:

	2010	2009
Assets(1):
U.S. Neurology and Other	$5,186,081	$1,553,652
U.S. Dermatology	1,922,328	169,164
Canada and Australia	1,007,694	76,739
Branded Generics — Europe	921,388	11,560
Branded Generics — Latin America	1,383,799	—

	10,421,290	1,811,115
Corporate	373,827	248,175

Total assets	$10,795,117	$2,059,290

  (1)
  Segment assets as of December 31, 2010 reflect the provisional amounts of identifiable intangible assets and goodwill of Valeant as follows: U.S. Neurology and Other — $3,664.1 million; U.S. Dermatology — $1,711.8 million; Canada and Australia — $832.7 million; Branded Generics — Europe — $741.1 million; and Branded Generics — Latin America — $1,147.4 million.

  Capital Expenditures, and Depreciation and Amortization

  Capital expenditures, and depreciation and amortization by segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Capital expenditures:
U.S. Neurology and Other	$8,080	$6,098	$8,112
U.S. Dermatology	652	—	—
Canada and Australia	804	—	—
Branded Generics — Europe	3,083	—	37
Branded Generics — Latin America	3,011	—	—

	15,630	6,098	8,149
Corporate	1,193	1,325	13,850

Total capital expenditures	$16,823	$7,423	$21,999

Depreciation and amortization(1):
U.S. Neurology and Other	$171,817	$110,876	$64,160
U.S. Dermatology	35,580	23,981	23,928
Canada and Australia	14,791	5,707	5,219
Branded Generics — Europe	10,406	—	—
Branded Generics — Latin America	14,792	—	—

	247,386	140,564	93,307
Corporate	7,118	8,696	9,598

Total depreciation and amortization	$254,504	$149,260	$102,905

  (1)
  Depreciation and amortization in 2010 reflects the impact of acquisition accounting adjustments related to the provisional fair value adjustment to identifiable intangible assets as follows: U.S. Neurology and Other — $15.4 million; U.S. Dermatology — $17.8 million; Canada and Australia — $6.7 million; Branded Generics — Europe — $6.7 million; and Branded Generics — Latin America — $12.1 million.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

26.   SEGMENT INFORMATION (Continued)

  Geographic Information

  Revenues and long-lived assets by geographic region for the years ended and as of December 31, 2010, 2009 and 2008 were as follows:

	Revenues(1)			Long-Lived Assets(2)
	2010	2009	2008	2010	2009	2008
U.S. and Puerto Rico	$872,112	$710,214	$656,490	$14,231	$11,067	$31,377
Canada	154,200	94,142	88,952	94,435	83,471	107,918
Poland	30,430	—	—	60,390	—	—
Mexico	42,833	—	—	51,367	—	—
Brazil	22,595	—	—	46,074	—	—
Other	59,067	16,074	11,736	15,255	9,310	8,974

	$1,181,237	$820,430	$757,178	$281,752	$103,848	$148,269

  (1)
  Revenues are attributed to countries based on the location of the customer.

  (2)
  Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which is attributed to countries based on the physical location of the assets.

  Major Customers

  External customers that accounted for 10% or more of the Company's total revenues for the years ended December 31, 2010, 2009 or 2008 were as follows:

	2010	2009	2008
McKesson Corporation	28%	25%	22%
Cardinal Health, Inc.	24%	21%	16%
AmerisourceBergen Corporation	12%	10%	7%
Affiliates of Teva Pharmaceuticals Industries Ltd.	6%	7%	11%
Affiliates of GSK	2%	4%	16%
Affiliates of Ortho-McNeil, Inc.	2%	5%	11%

27.   SUBSEQUENT EVENTS

  Acquisitions

  Cholestagel®

  On February 9, 2011, the Company acquired the Canadian rights to Cholestagel®, an oral bile acid sequestrant for hypercholesterolemia, from Genzyme Corporation for a $2.0 million upfront payment, to be followed by potential additional milestone payments totaling up to $7.0 million.

  ACZONE®

  On February 7, 2011, the Company entered into an agreement to license the Canadian rights to ACZONE® Gel 5%, a topical formulation of dapsone used in the treatment of acne vulgaris, from Allergan, Inc. for an upfront payment of approximately $0.5 million and subsequent additional payments based on net sales.

  Zovirax®

  On February 2, 2011, the Company entered into an asset purchase agreement to acquire U.S. rights to non-ophthalmic topical formulations of Zovirax® from GSK. Following receipt of Hart-Scott-Rodino regulatory clearance, the Company closed the U.S. transaction on February 22, 2011. In addition, concurrent with the execution of the U.S. agreement, the Company entered into a binding letter of intent with GSK to acquire the Canadian rights to non-ophthalmic topical formulations of Zovirax® and the Company is in the process of negotiating a definitive agreement for such acquisition. Pursuant to the terms of the asset purchase agreement, the Company paid to GSK an aggregate amount of $300.0 million in cash for both the U.S. and Canadian rights upon the closing of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

27.   SUBSEQUENT EVENTS (Continued)

  U.S. transaction. No additional payments will be made to GSK upon the closing of the Canadian transaction. The Company has been marketing Zovirax® in the U.S. since January 1, 2002, under a 20-year exclusive distribution agreement with GSK, which distribution agreement terminated following the closing of the U.S. transaction. The Company has entered into a new supply agreement and a new trademark and domain name license agreement with GSK with respect to the U.S. territory.

  PharmaSwiss

  On January 31, 2011, the Company entered into a stock purchase agreement to purchase all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and OTC pharmaceutical company based in Zug, Switzerland. The aggregate consideration payable is €350.0 million plus up to an additional €30.0 million in contingent payments if certain net sales milestones of PharmaSwiss are achieved for the calendar year ended 2011. The closing consideration is also subject to a working capital adjustment.

  PharmaSwiss is an existing partner to several large pharmaceutical and biotech companies offering regional expertise in such functions as regulatory, compliance, sales, marketing and distribution, in addition to developing its own product portfolio. Through its business operations, PharmaSwiss offers a broad product portfolio in seven therapeutic areas and operations in 19 countries throughout Central and Eastern Europe, including Poland, Hungary, the Czech Republic and Serbia, as well as in Greece and Israel.

  The transaction, which is subject to customary closing conditions, including certain regulatory approvals, is expected to close in the first quarter of 2011.

  2021 Notes

  On February 8, 2011, Valeant issued at par $650.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the "2021 Notes") in a private placement. Interest on the 2021 Notes accrues at the rate of 6.75% and will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011. The 2021 Notes will mature of August 15, 2021. The 2021 Notes are the senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries (other than Valeant) that is a guarantor under its Credit Facilities (as described in note 14). Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2021 Notes.

  The net proceeds of the 2021 Notes offering were to be used to finance the acquisition of PharmaSwiss and the acquisition of the U.S. and Canadian rights to Zovirax® (as described above) (collectively, the "Acquisitions") and to pay fees and expenses in connection with the Acquisitions and for general corporate purposes. In accordance with the provisions of the 2021 Notes Indenture, pending the completion of the Acquisitions, Valeant deposited $400.0 million of the proceeds, together with cash in an amount sufficient to pay the special mandatory redemption price for the 2021 Notes being redeemed, plus accrued and unpaid interest to, but not including, the date of redemption, into an escrow account. Valeant granted the Trustee, for the benefit of the holders of the 2021 Notes, a lien on the funds held in the escrow account. On February 23, 2011, $135.0 million was released from escrow in connection with the completion of the acquisition of the U.S. rights to Zovirax®.

  If the proceeds of the 2021 Notes offering remaining in the escrow account are not released from escrow on or before March 25, 2011 (or June 24, 2011, if Valeant has obtained certain waivers to its Credit Agreement or if for any other reason, Valeant may maintain the funds in escrow without causing a default or an event of default under any of the covenants (financial or otherwise) in the Credit Agreement), then an aggregate principal amount of 2021 Notes equal to $265.0 million will be subject to a special mandatory redemption, on a pro-rata basis, at a price equal to 100% of the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to, but not including, the date of redemption.

  Additionally, if prior to March 25, 2011, Valeant has informed the escrow agent that it will not pursue the PharmaSwiss acquisition, then an aggregate principal amount of 2021 Notes equal to $265.0 million will be subject to a special mandatory redemption, on a pro-rata basis, at a price equal to 100% of the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to, but not including, the date of redemption.

  Valeant may redeem all or a portion of the 2021 Notes at any time prior to February 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium. On or after February 15, 2016, Valeant may redeem all or a portion of the 2021 Notes at the redemption prices applicable to the 2021 Notes as set forth in the 2021 Notes Indenture, plus accrued and unpaid interest to the date of redemption of the 2021 Notes. In addition, prior to February 15, 2014, Valeant may redeem up to 35% of the aggregate principal amount of the 2021 Notes with the net proceeds of certain equity offerings.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

27.   SUBSEQUENT EVENTS (Continued)

  In the event of a Change of Control (as defined in the 2021 Notes Indenture), unless Valeant has exercised its right to redeem all of the 2021 Notes, each holder of the 2021 Notes may require Valeant to repurchase such holder's 2021 Notes, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the purchase date.

  Share Repurchase Transaction

  On February 24, 2011, the Company entered into an agreement to repurchase 7,366,355 common shares from ValueAct Capital Master Fund, L.P. ("ValueAct") for an aggregate purchase price of $275.0 million negotiated at a 5.77% discount over a 20-day trading day average, which was calculated in a similar manner to Valeant's privately negotiated share repurchase from ValueAct completed in May 2010. The transaction, which is subject to closing conditions, is expected to be consummated on March 17, 2011, or such other time or date as the parties to the purchase agreement may agree. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.