Form 10-Q
period 2011-03-31
Valeant Pharmaceuticals International, Inc.
filed 2011-05-10
CIK 885590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

        Common shares, no par value — 298,061,756 shares issued and outstanding as of May 5, 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

  •
  factors relating to the integration of the businesses of Valeant and Biovail, including: our ability to integrate the business in the expected time frame, including the integration of the research and development, manufacturing, distribution, sales, marketing and promotion activities and financial and information technology systems of Valeant and Biovail; the difficulties of integrating personnel while maintaining focus on

ii

    producing and delivering consistent, high quality products and retaining existing customers and attracting new customers; and the realization of the anticipated benefits, including cost savings, from such integration;

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

  •
  our ability to obtain components, raw materials or other products supplied by third parties;

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

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made.

iii

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	As of March 31 2011	As of December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$401,752	$394,269
Marketable securities	4,301	6,083
Accounts receivable, net	471,101	274,819
Inventories, net	266,133	229,582
Prepaid expenses and other current assets	33,834	26,088
Assets held for sale	4,183	4,014
Income taxes receivable	11,756	8,243
Deferred tax assets, net	81,601	77,068

Total current assets	1,274,661	1,020,166
Marketable securities	79,951	2,083
Property, plant and equipment, net	307,696	281,752
Intangible assets, net	6,563,316	6,372,780
Goodwill	3,322,094	3,001,376
Deferred tax assets, net	83,894	80,085
Other long-term assets, net	56,397	36,875

Total assets	$11,688,009	$10,795,117

LIABILITIES
Current liabilities:
Accounts payable	$116,122	$101,324
Accrued liabilities	493,962	442,114
Income taxes payable	8,779	9,153
Deferred revenue	22,845	21,520
Current portion of long-term debt	17,224	116,900
Liabilities for uncertain tax positions	646	646
Deferred tax liabilities, net	1,888	799

Total current liabilities	661,466	692,456
Deferred revenue	45,021	50,021
Long-term debt	4,699,147	3,478,377
Liabilities for uncertain tax positions	99,956	96,102
Deferred tax liabilities, net	1,275,717	1,436,743
Other long-term liabilities	198,027	130,322

Total liabilities	6,979,334	5,884,021

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 297,661,739 and 302,448,934 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5,199,277	5,251,730
Additional paid-in capital	498,474	495,041
Accumulated deficit	(1,206,692)	(934,511)
Accumulated other comprehensive income	217,616	98,836

Total shareholders' equity	4,708,675	4,911,096

Total liabilities and shareholders' equity	$11,688,009	$10,795,117

Commitments and contingencies (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(All dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31
	2011	2010
Revenues
Product sales	$500,421	$212,033
Alliance and royalty	58,414	4,349
Service and other	6,191	3,253

	565,026	219,635

Expenses
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	169,287	58,955
Cost of alliance and service revenues	33,945	3,307
Selling, general and administrative	139,506	43,513
Research and development	13,670	12,577
Amortization of intangible assets	112,043	33,300
Restructuring and other costs	17,539	613
Acquired in-process research and development	2,000	51,003
Acquisition-related costs	1,507	—
Legal settlements	400	—

	489,897	203,268

Operating income	75,129	16,367
Interest income	803	188
Interest expense	(69,137)	(9,827)
Loss on extinguishment of debt	(8,262)	—
Foreign exchange and other	2,807	(623)
Gain (loss) on investments, net	1,769	(155)

Income before provision for (recovery of) income taxes	3,109	5,950
Provision for (recovery of) income taxes	(3,373)	9,100

Net income (loss)	$6,482	$(3,150)

Basic and diluted earnings (loss) per share	$0.02	$(0.02)

Weighted-average common shares (000s)
Basic	303,749	158,387
Diluted	332,900	158,387

Cash dividends declared per share	$—	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT

(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31
	2011	2010
Accumulated deficit, beginning of period	$(934,511)	$(245,974)
Net income (loss)	6,482	(3,150)
Repurchase of common shares	(146,841)	—
Repurchase of equity component of convertible debt	(80,040)	—
Employee withholding taxes related to share-based awards	(51,782)	—
Cash dividends declared and dividend equivalents	—	(14,340)

Accumulated deficit, end of period	$(1,206,692)	$(263,464)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$6,482	$(3,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	127,002	40,048
Amortization of deferred revenue	(4,775)	(4,775)
Amortization of discounts on long-term debt	2,642	2,801
Amortization of deferred financing costs	1,292	1,312
Share-based compensation	29,893	1,657
Tax benefits from stock options exercised	(24,050)	—
Deferred income taxes	(19,773)	4,300
Acquired in-process research and development	2,000	51,003
Allowances for losses on accounts receivable and inventories	381	(3,511)
Acquisition accounting adjustment on inventory sold	29,576	—
Non-cash cost of alliance revenue	30,686	—
Payment of accrued legal settlements	(16,000)	(5,950)
Additions to accrued legal settlements	400	—
Loss on extinguishment of debt	8,262	—
Payment of accreted interest on repurchase of convertible debt	(2,289)	—
Impairment and other charges	—	155
Other	1,438	(522)
Changes in operating assets and liabilities:
Accounts receivable	(118,481)	14,836
Inventories	13,360	(11,124)
Prepaid expenses and other current assets	(6,870)	2,275
Accounts payable	(37,806)	(29,730)
Accrued liabilities	62,742	(14,803)
Income taxes payable	(863)	1,401
Deferred revenue	1,081	(1,470)

Net cash provided by operating activities	86,330	44,753

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(463,702)	—
Acquisition of intangible assets	(302,885)	(50,003)
Additions to marketable securities	(40,016)	—
Additions to property, plant and equipment	(21,505)	(3,634)
Proceeds from sales and maturities of marketable securities	2,774	1,215
Proceeds from sale of assets	—	8,542

Net cash used in investing activities	(825,334)	(43,880)

Cash Flows From Financing Activities
Issuance of long-term debt	2,139,688	—
Repayment of long-term debt	(975,000)	—
Repurchase of common shares	(274,750)	—
Repurchase of convertible debt	(139,225)	—
Payment of employee withholding tax upon vesting of share-based awards	(39,478)	—
Tax benefits from stock options exercised	24,050	—
Proceeds from exercise of stock options	23,229	1,544
Financing costs paid	(15,747)	—
Cash dividends paid	—	(14,246)

Net cash provided by (used in) financing activities	742,767	(12,702)

Effect of exchange rate changes on cash and cash equivalents	3,720	258

Net increase (decrease) in cash and cash equivalents	7,483	(11,571)
Cash and cash equivalents, beginning of period	394,269	114,463

Cash and cash equivalents, end of period	$401,752	$102,892

Non-Cash Investing and Financing Activities
Acquisition of PharmaSwiss, contingent consideration at fair value	$(27,585)	$—
Additions to marketable securities, accrued but unpaid	(20,008)	—
Cash dividends declared but unpaid	—	(14,255)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
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

2.     SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited consolidated financial statements (the "unaudited consolidated financial statements") have been prepared by the Company in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "2010 Form 10-K"). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company's audited consolidated financial statements for the year ended December 31, 2010. There have been no changes to the Company's significant accounting policies since December 31, 2010, except as described below under "Adoption of New Accounting Standards". The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for the fair presentation of the Company's financial position and results of operations for the interim periods presented.

  Certain prior year amounts have been reclassified to conform to the presentation adopted by the Company following the Merger. These reclassifications include the following:

  •
  costs incurred by the Company's contract research division in connection with contract research services provided to external customers, prior to its disposal in July 2010, have been reclassified from research and development expenses to cost of alliance and service revenues; and

  •
  amounts expensed as acquired in-process research and development ("IPR&D") have been reclassified from research and development expenses to a separate line item.

  As described in note 3, the Merger was accounted for as a business combination under the acquisition method of accounting. Biovail was both the legal and accounting acquirer in the Merger. Accordingly, the unaudited consolidated financial statements reflect the assets, liabilities, revenues and expenses of Valeant from the Merger Date.

  Use of Estimates

  In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates and the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Adoption of New Accounting Standards

  Effective January 1, 2011, we have adopted on a prospective basis the provisions of the following new accounting standards:

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

  The adoption of these new standards did not have a significant impact on the unaudited consolidated financial statements.

3.     BUSINESS COMBINATIONS

  Biovail Merger With Valeant

  Description of the Transaction

  On September 28, 2010, a wholly-owned subsidiary of Biovail acquired all of the outstanding equity of Valeant in a share transaction, in which each share of Valeant common stock was cancelled and converted into the right to receive 1.7809 Biovail common shares. The fair value of the consideration transferred as of the Merger Date to effect the acquisition of Valeant amounted to $3.9 billion in the aggregate. As a result of the Merger, Valeant became a wholly-owned subsidiary of the Company.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

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

	Amounts Recognized as of Merger Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of Merger Date (as adjusted)
Cash and cash equivalents	$348,637	$—	$348,637
Accounts receivable	194,930	—	194,930
Inventories	208,874	—	208,874
Other current assets	30,869	—	30,869
Property, plant and equipment	184,757	—	184,757
Identifiable intangible assets, excluding acquired IPR&D(c)	3,844,310	(224,939)	3,619,371
Acquired IPR&D(d)	1,404,956	(4,195)	1,400,761
Other non-current assets	6,108	—	6,108
Current liabilities	(385,574)	(483)	(386,057)
Long-term debt, including current portion	(2,913,614)	—	(2,913,614)
Deferred income taxes, net	(1,467,791)	163,181	(1,304,610)
Other non-current liabilities	(149,307)	(46,584)	(195,891)

Total indentifiable net assets	1,307,155	(113,020)	1,194,135
Equity component of convertible debt	(225,971)	—	(225,971)
Call option agreements	(28,000)	—	(28,000)
Goodwill	2,878,856	113,020	2,991,876

Total fair value of consideration transferred	$3,932,040	$—	$3,932,040

(a)
As previously reported in the 2010 Form 10-K.

(b)
The measurement period adjustments to date primarily reflect: (i) changes in the estimated fair values of certain identifiable intangible assets to better reflect the competitive environment, market potential and economic lives of certain products; and (ii) the tax impact of pre-tax measurement period adjustments and resolution of certain tax aspects of the transaction. The measurement period adjustments were made to reflect market participant assumptions about facts and circumstances existing as of the Merger Date, and did not result from intervening events subsequent to the Merger Date. The measurement period adjustments did not have a material impact on the Company's previously reported results of operations or financial position in any period subsequent to the Merger Date and, therefore, the Company has not retrospectively adjusted its consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

(c)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Merger Date (as adjusted)
Product brands	16	$3,114,689	$(190,779)	$2,923,910
Corporate brands	20	168,602	98	168,700
Product rights	9	360,970	(52,949)	308,021
Out-licensed technology and other	7	200,049	18,691	218,740

Total identifiable intangible assets acquired	15	$3,844,310	$(224,939)	$3,619,371

(d)
The following table summarizes the provisional amounts assigned to acquired IPR&D assets:

	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Merger Date (as adjusted)
Ezogabine/retigabine(1)	$891,461	$—	$891,461
Dermatology products	431,323	(3,100)	428,223
Other	82,172	(1,095)	81,077

Total IPR&D assets acquired	$1,404,956	$(4,195)	$1,400,761

(1)
Retigabine, referred to as ezogabine in the U.S. and Canada, is being developed in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc (the entities within The Glaxo Group of Companies are referred throughout as "GSK"). The acquired IPR&D asset gives the Company the right to receive future cash flows from worldwide product sales of ezogabine/retigabine. On April 15, 2011, the Company and GSK submitted a response to the Complete Response letter received from the U.S. Food and Drug Administration ("FDA") on November 15, 2010, for the New Drug Application for ezogabine. The FDA has classified the response as a Class 1 resubmission, and has established a Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2011. In March 2011, the European Commission granted marketing authorization for Trobalt™ (the brand name for ezogabine) as an adjunctive (add-on) treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. Upon the first sale of Trobalt™ by GSK in the European Union (which occurred in early May 2011), GSK will pay the Company a $40.0 million milestone payment and up to a 20% royalty on net sales of the product.

  PharmaSwiss

  Description of the Transaction

  On March 10, 2011, the Company acquired all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and over-the-counter ("OTC") pharmaceutical company based in Zug, Switzerland. The total consideration transferred to effect the acquisition of PharmaSwiss comprised cash paid of $486.7 million (€350.0 million) and contingent payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss are achieved for the 2011 calendar year. The fair value of the contingent payments was determined to be $27.6 million as of the acquisition date.

  In connection with the transaction, in February 2011, the Company entered into foreign currency forward-exchange contracts to buy €130.0 million, which were settled on March 9, 2011. The Company recorded a

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  $5.1 million gain on the settlement of these contracts, which was partially offset by a foreign exchange loss of $2.4 million recognized on the remaining €220.0 million bought to finance the transaction. The net foreign exchange gain of $2.7 million was recognized in earnings in the three-month period ended March 31, 2011.

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

  Assets Acquired and Liabilities Assumed

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

  •
  amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, and the filing of PharmaSwiss's pre-acquisition tax returns; and

  •
  amount of goodwill pending the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  These changes could be significant. The Company expects to finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Acquisition Date
Cash and cash equivalents	$43,940
Accounts receivable(a)	63,509
Inventories(b)	72,144
Other current assets	14,429
Property, plant and equipment	9,737
Identifiable intangible assets(c)	202,071
Other non-current assets	3,122
Current liabilities	(46,866)
Deferred income taxes, net	(18,176)
Other non-current liabilities	(720)

Total indentifiable net assets	343,190
Goodwill(d)	171,105

Total fair value of consideration transferred	$514,295

(a)
The fair value of trade accounts receivable acquired was $63.5 million, with the gross contractual amount being $66.8 million, of which the Company expects that $3.3 million will be uncollectible.

(b)
Includes $19.6 million to record PharmaSwiss's inventory at its estimated fair value.

(c)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Partner relationships(1)	7	$130,183
Product brands	9	71,888

Total identifiable intangible assets acquired	7	$202,071

(1)
The partner relationships intangible asset represents the value of existing arrangements with various pharmaceutical and biotech companies, for whom PharmaSwiss provides regulatory, compliance, sales, marketing and distribution functions.
(d)
Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•
cost savings, operating synergies and other benefits expected to result from combining the operations of PharmaSwiss with those of the Company;

•
the value of the going-concern element of PharmaSwiss's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•
intangible assets that do not qualify for separate recognition (for instance, PharmaSwiss's assembled workforce).

  The provisional amount of goodwill has been allocated to the Company's Branded Generics — Europe business segment as indicated in note 9.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  Acquisition-Related Costs

  The Company has incurred to date $1.5 million of transaction costs directly related to the PharmaSwiss acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Earnings of PharmaSwiss

  The revenues of PharmaSwiss for the period from the acquisition date to March 31, 2011 were $16.2 million and earnings were $1.2 million, excluding the effects of the acquisition accounting adjustments described above.

  Pro Forma Impact of Merger and PharmaSwiss Acquisition

  The following table presents unaudited pro forma consolidated results of operations for the three-month periods ended March 31, 2011 and 2010, as if the PharmaSwiss acquisition had occurred as of January 1, 2010 and the Merger had occurred as of January 1, 2009:

	Three Months Ended March 31
	2011	2010
Revenues	$608,098	$505,114
Net income (loss)	27,347	(43,026)
Basic earnings (loss) per share	$0.09	$(0.14)
Diluted earnings (loss) per share	$0.08	$(0.14)

  The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, Valeant and PharmaSwiss. Except to the extent realized in the three-month period ended March 31, 2011, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of the Merger or PharmaSwiss acquisition, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month period ended March 31, 2011, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with Valeant and PharmaSwiss.

  The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the PharmaSwiss acquisition and the Merger been completed on January 1, 2010 and January 1, 2009, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily adjustments consistent with the unaudited pro forma information related to the Merger as reported in the 2010 Form 10-K and the following unaudited pro forma adjustments related to PharmaSwiss:

  •
  elimination of PharmaSwiss's historical intangible asset amortization expense;

  •
  additional amortization expense related to the provisional fair value of identifiable intangible assets acquired; and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  •
  the exclusion from pro forma earnings in the three-month period ended March 31, 2011 of the acquisition-related costs of $1.5 million and the acquisition accounting adjustment on PharmaSwiss's inventory that was sold subsequent to the acquisition date of $3.5 million, and the inclusion of those amounts in pro forma earnings for the corresponding period of 2010.

  In addition, all of the above adjustments were adjusted for the applicable tax impact.

  Other

  In the three-month period ended March 31, 2011, the Company acquired certain other businesses, including the Canadian rights to ACZONE®, for $6.4 million in the aggregate, which was recorded to identifiable intangible assets.

4.     ASSET ACQUISITIONS AND DISPOSITION

  Zovirax®

  On February 22, 2011 and March 25, 2011, the Company acquired the U.S. and Canadian rights, respectively, to non-ophthalmic topical formulations of Zovirax® from GSK. Pursuant to the terms of the asset purchase agreements, the Company paid GSK an aggregate amount of $300.0 million in cash for both the U.S. and Canadian rights. The Company has been marketing Zovirax® in the U.S. since January 1, 2002, under a 20-year exclusive distribution agreement with GSK, which distribution agreement terminated following the closing of the U.S. transaction. The Company has entered into new supply agreements and new trademark license agreements with GSK with respect to the U.S. and Canada territories.

  This acquisition was accounted for as a purchase of identifiable intangible assets. Accordingly, the purchase price (including costs of acquisition) was allocated to the product brand intangible asset, with an estimated weighted-average useful life of 11 years. In addition, the Company reclassified the $91.4 million unamortized carrying amount of the original exclusive distribution agreement from product rights to the product brand intangible asset, to be amortized over the same 11-year estimated useful life.

  Cloderm®

  On March 31, 2011, the Company out-licensed the product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy's Laboratories, in exchange for a $36.0 million upfront payment, which was received in early April 2011, and future royalty payments. The Cloderm® product rights intangible asset was recorded at a fair value of $31.8 million as of the Merger Date, and had a remaining unamortized carrying value of $30.7 million at March 31, 2011. Cloderm® was considered a non-core asset with respect to the Company's business strategy, which contemplates, on an ongoing basis, the selective purchase and sale of products and assets with a focus on core geographies and therapeutic classes. The Company, therefore, considers the out-license or sale of non-core assets to be part of its ongoing major and central operations. Accordingly, proceeds on the out-license or sale of non-core assets are recognized as alliance revenue, with the associated costs, including the carrying amount of related intangible assets, recorded as cost of alliance revenue. In connection with the sale of Cloderm®, the Company recognized the upfront payment as alliance revenue in the three-month period ended March 31, 2011, and expensed the carrying amount of the Cloderm® intangible assets as cost of alliance revenue. The Company will recognize the future royalty payments as alliance revenue as they are earned.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

4.     ASSET ACQUISITIONS AND DISPOSITION (Continued)

  Other

  On February 9, 2011, the Company acquired the Canadian rights to Cholestagel® from Genzyme Corporation for a $2.0 million upfront payment and potential future milestone payments. This acquisition was accounted for a purchase of IPR&D assets with no alternative future use and, accordingly, the upfront payment was charged to acquired IPR&D expense in the three-month period ended March 31, 2011.

5.     MERGER-RELATED RESTRUCTURING AND OTHER COSTS

  In connection with the Merger, the Company initiated measures to integrate the operations of Biovail and Valeant, capture operating synergies and generate cost savings across the Company. Costs associated with these initiatives include: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who have been, or will be, terminated as a result of the Merger; IPR&D termination costs related to the transfer of product-development programs that did not align with the Company's research and development model to other parties; costs to consolidate or close facilities and relocate employees; asset impairment charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs. The following table summarizes the major components of costs incurred in connection with these initiatives through March 31, 2011:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs		Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	5,260	3,446	—	8,833	17,539
Cash payments	(20,603)	—	—	(2,510)	(23,113)
Non-cash adjustments	—	(165)	—	—	(165)

Balance, March 31, 2011	$9,446	$3,281	$—	$7,993	$20,720

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

6.     FAIR VALUE MEASUREMENTS

  Assets Measured at Fair Value on a Recurring Basis

  The following fair value hierarchy table presents the components and classification of the Company's financial assets measured at fair value as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011				As of December 31, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$131,394	$131,394	$—	$—	$91,448	$91,448	$—	$—
Available-for-sale equity securities:
Cephalon(a)	78,900	78,900	—	—	—	—	—	—
Available-for-sale debt securities:
Corporate bonds	5,352	5,352	—	—	6,340	—	6,340	—
Government-sponsored enterprise securities	—	—	—	—	1,826	—	1,826	—

Total financial assets	$215,646	$215,646	$—	$—	$99,614	$91,448	$8,166	$—

Cash and cash equivalents	$131,394	$131,394	$—	$—	$91,448	$91,448	$—	$—
Marketable securities	84,252	84,252	—	—	8,166	—	8,166	—

Total financial assets	$215,646	$215,646	$—	$—	$99,614	$91,448	$8,166	$—

(a)
In connection with an offer to acquire Cephalon, Inc. ("Cephalon"), the Company invested $60.0 million to acquire 1,034,908 shares of common stock of Cephalon, of which $40.0 million was settled in March 2011 and $20.0 million on April 1, 2011. The Company's investment represented 1.366% of the issued and outstanding common stock of Cephalon as of March 14, 2011. In addition, the Company acquired option contracts to purchase an additional 20,300 shares of Cephalon common stock, which contracts principally mature in August 2011, with a weighted-average exercise price of approximately $70.00 per share. As of March 31, 2011, the fair value of the Company's investment in Cephalon was $78.9 million, based on quoted market prices, resulting in an unrealized gain of $18.9 million, of which the portion related to the change in the fair value of the common stock ($18.7 million) was recognized in other comprehensive income in the period ended March 31, 2011, and the portion related to the change in the fair value of the option contracts ($0.2 million) was recognized in earnings in the same period. On May 2, 2011, Cephalon announced that it had agreed to be acquired by Teva Pharmaceutical Industries Inc. and, consequently, the Company determined to dispose of its entire investment in shares of Cephalon common stock. As of May 6, 2011, the Company had sold 635,239 shares and realized a gain of $14.0 million.

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

  As of March 31, 2011 and December 31, 2010, the Company did not have any financial liabilities that were subject to fair value measurements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

6.     FAIR VALUE MEASUREMENTS (Continued)

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

  There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the three-month period ended March 31, 2011.

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarizes the estimated fair values of the Company's financial instruments as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$131,394	$131,394	$91,448	$91,448
Marketable securities	84,252	84,252	8,166	8,166
Long-term debt	(4,716,371)	(5,780,389)	(3,595,277)	(4,174,561)

  The following table summarizes the Company's marketable securities by major security type as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011				As of December 31, 2010
			Gross Unrealized				Gross Unrealized
	Cost Basis	Fair Value			Cost Basis	Fair Value
			Gains	Losses			Gains	Losses
Cephalon common stock	$60,024	$78,900	$18,876	$—	$—	—	$—	$—
Corporate bonds	5,275	5,352	77	—	6,234	6,340	106	—
Government-sponsored enterprise securities	—	—	—	—	1,825	1,826	1	—

	$65,299	$84,252	$18,953	$—	$8,059	$8,166	$107	$—

  The contractual maturities of marketable debt securities held as of March 31, 2011 were as follows:

	Carrying Value	Fair Value
Within one year	$4,301	$4,301
One to two years	1,051	1,051

	$5,352	$5,352

  Gross gains and losses realized on the sale of marketable debt securities were not material in the three-month periods ended March 31, 2011 and 2010.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

8.     INVENTORIES

  The components of inventories as of March 31, 2011 and December 31, 2010 were as follows:

	As of March 31 2011	As of December 31 2010
Raw materials	$50,920	$55,486
Work in process	42,275	43,587
Finished goods	193,466	158,574

	286,661	257,647
Less allowance for obsolescence	(20,528)	(28,065)

	$266,133	$229,582

  In the three-month period ended March 31, 2011, cost of goods sold included $29.9 million, in the aggregate, of the acquisition accounting adjustments on the Valeant and PharmaSwiss inventories that were sold in the period.

9.     INTANGIBLE ASSETS AND GOODWILL

  Intangible Assets

  The major components of intangible assets as of March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,468,420	$(457,869)	$4,010,551	$4,227,465	$(404,951)	$3,822,514
Corporate brands	190,898	(4,509)	186,389	169,675	(2,191)	167,484
Product rights	874,586	(230,481)	644,105	1,074,611	(279,275)	795,336
Partner relationships	132,544	(1,133)	131,411	—	—	—
Out-licensed technology and other	226,060	(30,961)	195,099	205,332	(17,842)	187,490

Total finite-lived intangible assets	5,892,508	(724,953)	5,167,555	5,677,083	(704,259)	4,972,824

Indefinite-lived intangible assets:
Acquired IPR&D	1,395,761	—	1,395,761	1,399,956	—	1,399,956

	$7,288,269	$(724,953)	$6,563,316	$7,077,039	$(704,259)	$6,372,780

  The increase in intangible assets primarily reflects the acquisition of PharmaSwiss's identifiable intangible assets (as described in note 3) and the rights to Zovirax® (as described in note 4), partially offset by the impact of the measurement period adjustments in connection with the Merger (as described in note 3).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

9.     INTANGIBLE ASSETS AND GOODWILL (Continued)

  Amortization expense related to intangible assets was recorded as follows:

	Three Months Ended March 31
	2011	2010
Royalty and other revenue	$268	$268
Cost of goods sold	2,026	2,026
Amortization expense	112,043	33,300

	$114,337	$35,594

  In the three-month period ended March 31, 2011, amortization expense included $49.2 million, in the aggregate, related to the fair-value increments for the Valeant and PharmaSwiss identifiable intangible assets.

  Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$367,929	$438,063	$435,296	$427,219	$421,470

  Goodwill

  The change in the carrying amount of goodwill in the three-month period ended March 31, 2011 was as follows:

	U.S. Neurology and Other	U.S. Dermatology	Canada and Australia	Branded Generics — Europe	Branded Generics — Latin America	Total
Balance, January 1, 2011	$1,379,516	$498,508	$394,787	$352,736	$375,829	$3,001,376
Acquisition of Valeant(a)	174,412	(6,240)	(9,032)	(36,075)	(10,045)	113,020
Acquisition of PharmaSwiss	—	—	—	171,105	—	171,105
Foreign exchange and other	—	—	9,526	14,532	12,535	36,593

Balance, March 31, 2011	$1,553,928	$492,268	$395,281	$502,298	$378,319	$3,322,094

(a)
Reflects the impact of measurement period adjustments (as described in note 3).

  As described in note 3, the allocation of the goodwill balances associated with the Merger and acquisition of PharmaSwiss are provisional and subject to the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed for each of these acquisitions.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   LONG-TERM DEBT

  Long-term debt as of March 31, 2011 and December 31, 2010 comprised the following:

	Maturity Date	As of March 31 2011	As of December 31 2010
Term Loan A Facility		$—	$975,000
Senior Notes:
6.50%	July 2016	950,000	—
6.75%	October 2017	497,681	497,589
6.875%	December 2018	992,737	992,498
7.00%	October 2020	695,847	695,735
6.75%	August 2021	650,000	—
7.25%	July 2022	539,747	—
Convertible Notes:
4.00%	November 2013	221,145	220,792
5.375%	August 2014	151,990	196,763
Other		17,224	16,900

		4,716,371	3,595,277
Less current portion		(17,224)	(116,900)

		$4,699,147	$3,478,377

  Aggregate maturities of long-term debt, including the current portion, for each of the five succeeding years ended December 31 and thereafter are as follows:

2011	$17,500
2012	—
2013	224,910
2014	171,420
2015	—
Thereafter	4,350,000

Total gross maturities	4,763,830
Unamortized discounts	(47,459)

Total long-term debt	$4,716,371

  Credit Facilities

  On September 27, 2010, Valeant and certain of its subsidiaries entered into a Credit and Guaranty Agreement (the "Credit Agreement") with a syndicate of lending institutions, consisting of (1) a four-and-one-half-year non-amortizing $125.0 million revolving credit facility (the "Revolving Credit Facility"), (2) a five-year amortizing $1.0 billion term loan A facility (the "Term Loan A Facility"), and (3) a six-year amortizing $1.625 billion term loan B facility (the "Term Loan B Facility" and together with (1) and (2), the "Credit Facilities"). Effective November 29, 2010, the Term Loan B Facility was prepaid in full. Effective March 8, 2011, Valeant terminated the Credit Agreement, using a portion of the net proceeds

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   LONG-TERM DEBT (Continued)

  from the 2016 Notes and 2022 Notes offering (as described below) to prepay the amounts outstanding under the Term Loan A Facility and cancel the undrawn Revolving Credit Facility.

  2016 Notes and 2022 Notes

  On March 8, 2011, Valeant issued $950.0 million aggregate principal amount of 6.50% senior notes due 2016 (the "2016 Notes") and $550.0 million aggregate principal amount of 7.25% senior notes due 2022 (the "2022 Notes") in a private placement. The 2016 Notes will mature on July 15, 2016, and the 2022 Notes will mature on July 15, 2022. The 2016 Notes accrue interest at the rate of 6.50% per year, and the 2022 Notes accrue interest at the rate of 7.25% per year. Interest on the 2016 Notes and 2022 Notes will be payable semi-annually in arrears on each January 15 and July 15, commencing on July 15, 2011. The 2016 Notes were issued at par and the 2022 Notes were issued at 98.125% of par for an effective annual yield of 7.50%. The 2016 Notes and 2022 Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2016 Notes and 2022 Notes.

  Net proceeds of the 2016 Notes and 2022 Notes offering of $975.0 million were used to prepay the amount outstanding under Valeant's Term Loan A Facility, as described above. In addition, net proceeds of $274.8 million were used to fund the repurchase of common shares of the Company from ValueAct Capital Master Fund, L.P. ("ValueAct") (as described in note 11).

  Valeant may redeem all or a portion of the 2016 Notes at any time prior to July 15, 2013, and the 2022 Notes at any time prior to July 15, 2016, in each case, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium. On or after July 15, 2013, Valeant may redeem all or a portion of the 2016 Notes and, on or after July 15, 2016, Valeant may redeem all or a portion of the 2022 Notes, in each case at the redemption prices applicable to the 2016 Notes or the 2022 Notes, as set forth in the 2016 Notes and 2022 Notes indenture, plus accrued and unpaid interest to the date of redemption of the 2016 Notes or the 2022 Notes, as applicable. In addition, prior to July 15, 2013 for the 2016 Notes and July 15, 2014 for the 2022 Notes, Valeant may redeem up to 35% of the aggregate principal amount of either the 2016 Notes or the 2022 Notes, at redemption prices of 106.500% and 107.250%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the redemption date, in each case with the net proceeds of certain equity offerings.

  If Valeant or the Company experiences a change in control, Valeant may be required to repurchase the 2016 Notes or 2022 Notes, as applicable, in whole or in part, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the purchase date of the 2016 Notes or the 2022 Notes, as applicable.

  The 2016 Notes and 2022 Notes indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee additional debt; make certain investments and other restricted payments; create liens; enter into transactions with affiliates; engage in mergers, consolidations or amalgamations; repurchase capital stock, repurchase subordinated debt and make certain investments; and transfer and sell assets. If an event of default, as specified in the 2016 Notes and 2022 Notes indenture, shall occur and be continuing, either the trustee or the holders of a specified percentage of the 2016 Notes and 2022 Notes may accelerate the maturity of all the 2016 Notes and 2022 Notes.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   LONG-TERM DEBT (Continued)

  2021 Notes

  On February 8, 2011, Valeant issued at par $650.0 million aggregate principal amount of 6.75% senior notes due 2021 (the "2021 Notes") in a private placement. Interest on the 2021 Notes accrues at the rate of 6.75% per year and will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011. The 2021 Notes will mature on August 15, 2021. The 2021 Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2021 Notes.

  The net proceeds of the 2021 Notes offering were used principally to finance the acquisitions of PharmaSwiss and the U.S. and Canadian rights to Zovirax® (as described in note 4).

  Valeant may redeem all or a portion of the 2021 Notes at any time prior to February 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium. On or after February 15, 2016, Valeant may redeem all or a portion of the 2021 Notes at the redemption prices applicable to the 2021 Notes as set forth in the 2021 Notes indenture, plus accrued and unpaid interest to the date of redemption of the 2021 Notes. In addition, prior to February 15, 2014, Valeant may redeem up to 35% of the aggregate principal amount of the 2021 Notes at a redemption price of 106.750% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings.

  If Valeant or the Company experiences a change in control, Valeant may be required to repurchase the 2021 Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the purchase date of the 2021 Notes.

  The 2021 Notes indenture contains covenants substantially consistent with those contained in the 2016 Notes and 2022 Notes indenture (as described above).

11.   SECURITIES REPURCHASE PROGRAM

  On November 4, 2010, the Company announced that its board of directors had approved a securities repurchase program (the "securities repurchase program"), pursuant to which the Company may make purchases of its common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law.

  In the three-month period ended March 31, 2011, the Company repurchased $52.3 million aggregate principal amount of the 5.375% senior convertible notes due 2014 (the "5.375% Convertible Notes") for an aggregate purchase price of $141.5 million. The carrying amount of the 5.375% Convertible Notes purchased was $44.7 million (net of $1.5 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $53.0 million. The difference of $8.3 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $88.5 million between the estimated fair value of $53.0 million and the purchase price of $141.5 million resulted in charges to additional paid-in capital and accumulated deficit of $8.5 million and $80.0 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $2.3 million, and is presented in the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   SECURITIES REPURCHASE PROGRAM (Continued)

  consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities.

  On March 10, 2011, the Company repurchased 7,366,419 of its common shares from ValueAct for an aggregate purchase price of $274.8 million, negotiated at a 5.77% discount over a 20-day trading day average. The excess of the purchase price over the carrying value of the common shares repurchased of $146.8 million was charged to the accumulated deficit. At March 31, 2011, the Company had recorded an estimated $35.2 million receivable from ValueAct in relation to withholding taxes on the repurchase. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

  In connection with the securities repurchase program, through March 31, 2011, the Company had repurchased a total of $178.6 million principal amount of the 5.375% Convertible Notes for consideration of $400.8 million and 9,671,419 million of its common shares for consideration of $334.9 million. In May 2011, the Company repurchased an additional $11.5 million principal amount of the 5.375% Convertible Notes for cash consideration of $39.8 million.

12.   SHARE-BASED COMPENSATION

  The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
Stock options(a)	$17,650	$623
RSUs	12,243	1,034

Stock-based compensation expense	$29,893	$1,657

Cost of goods sold(a)	$435	$138
Research and development expenses(a)	435	192
Selling, general and administrative expenses(a)	28,874	1,327
Restructuring and other costs	149	—

Stock-based compensation expense	$29,893	$1,657

(a)
On March 9, 2011, the Company's compensation committee of the board of directors approved an equitable adjustment to all stock options outstanding as of that date for employees and directors as of such date, in connection with the post-Merger special dividend of $1.00 per common share declared on November 4, 2010 and paid on December 22, 2010. As the Company's stock option awards do not automatically adjust for dividend payments, this adjustment was treated as a modification of the terms and conditions of the outstanding options. The incremental fair value of the modified awards was determined to be $15.4 million, of which $9.2 million related to vested options, which was expensed as of March 9, 2011 as follows: cost of goods sold ($0.2 million), selling, general and administrative expenses ($8.8 million) and research and development expenses ($0.2 million). The remaining $6.2 million is being recognized over the remaining requisite service period of the unvested options.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

12.   SHARE-BASED COMPENSATION (Continued)

  The Company recognized $24.1 million of tax benefits from stock options exercised in the three-month period ended March 31, 2011. The Company did not recognize any tax benefits from stock options exercised during the corresponding period of 2010.

  Stock Options

  The following table summarizes stock option activity during the three-month period ended March 31, 2011:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	12,203	$11.99
Granted	384	39.38
Equitable adjustment	416	11.00
Exercised	(1,343)	16.26
Expired or forfeited	(240)	18.58

Outstanding, March 31, 2011	11,420	$12.36	6.3	$427,695

Vested and exercisable, March 31, 2011	5,355	$7.82	6.1	$233,623

  The weighted-average grant-date fair value of stock options granted to employees in the three-month period ended March 31, 2011 was $11.71. The total intrinsic value of stock options exercised in the three-month period ended March 31, 2011 was $12.6 million. Proceeds received on the exercise of stock options in the three-month period ended March 31, 2011 amounted to $23.2 million. As of March 31, 2011, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $65.0 million, which will be amortized over the weighted-average remaining requisite service period of approximately 20 months.

  Time-Based RSUs

  The following table summarizes non-vested time-based RSU activity during the three-month period ended March 31, 2011:

	Time-Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2011	2,213	$24.61
Granted	119	39.35
Vested	(173)	15.12
Forfeited	(38)	20.51

Non-vested, March 31, 2011	2,121	$26.29

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

12.   SHARE-BASED COMPENSATION (Continued)

  As of March 31, 2011, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $27.8 million, which will be amortized over the weighted-average remaining requisite service period of approximately 20 months.

  Performance-Based RSUs

  The following table summarizes non-vested performance-based RSU activity during the three-month period ended March 31, 2011:

	Performance- Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2011	2,496	$33.25
Vested	(725)	52.72

Non-vested, March 31, 2011	1,771	$25.28

  As of March 31, 2011, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $24.3 million, which will be amortized over the weighted-average remaining requisite service period of approximately 22 months.

  Deferred Share Units

  The following table summarizes deferred share unit ("DSU") activity during the three-month period ended March 31, 2011:

	DSUs (000s)	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2011	382	$14.43
Granted	18	39.79
Settled for cash	(83)	16.47

Outstanding, March 31, 2011	317	$15.33

  In the three-month period ended March 31, 2011, the Company recorded compensation expense of $3.5 million in selling, general and administrative expenses related to DSUs held by current directors, and $3.3 million in restructuring and other costs related to the change in the fair value of DSUs still held by former directors. In the comparative period of 2010, the Company recognized $0.8 million of compensation expense related to DSUs. As of March 31, 2011 and December 31, 2010, the Company recognized liabilities related to its DSU plan of $17.8 million and $11.5 million, respectively, based on the trading price of the Company's common shares at those dates. The increases in compensation expense in the three months ended March 31, 2011, and related liability balance as of March 31, 2011, reflected increases in the trading price of the underlying common shares of the Company.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   COMPREHENSIVE INCOME

  Comprehensive income for the three-month periods ended March 31, 2011 and 2010 comprised the following:

	Three Months Ended March 31
	2011	2010
Net income (loss)	$6,482	$(3,150)

Comprehensive income
Foreign currency translation adjustment	99,080	4,041
Unrealized holding gain on available-for-sale equity securities:
Arising in period(a)	18,726	182
Unrealized holding loss on available-for-sale debt securities:
Arising in period	(26)	(89)
Pension adjustment(b)	1,000	—

Other comprehensive income	118,780	4,134

Comprehensive income	$125,262	$984

(a)
Reflects the unrealized holding gain on the Company's investment in shares of common stock of Cephalon (as described in note 6), which has not been tax affected due to unrecognized Canadian tax loss carryforwards available to offset any potential realized gain to be included in Canadian taxable income.

(b)
Reflects changes in defined benefit obligations and related plan assets of legacy Valeant defined benefit pension plans.

  The components of accumulated other comprehensive income as of March 31, 2011 were as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Gain on Available- For-Sale Equity Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Debt Securities	Pension Adjustment	Total
Balance, January 1, 2011	$98,926	$—	$(90)	$—	$98,836
Foreign currency translation adjustment	99,080	—	—	—	99,080
Unrealized holding gain on available-for-sale equity securities	—	18,726	—	—	18,726
Unrealized holding loss on available-for-sale debt securities	—	—	(26)	—	(26)
Pension adjustment	—	—	—	1,000	1,000

Balance, March 31, 2011	$198,006	$18,726	$(116)	$1,000	$217,616

14.   INCOME TAXES

  In the three-month period ended March 31, 2011, the Company recognized a recovery of income taxes of $3.4 million, which comprised $3.2 million related to the expected tax benefit in tax jurisdictions outside of Canada and $0.2 million related to Canadian income taxes. In the three months ended March 31, 2011, the Company's effective tax rate was primarily impacted by (i) the release of liabilities for uncertain tax

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   INCOME TAXES (Continued)

  positions due to the settlement of various tax examinations in the U.S. and (ii) a partial release of valuation allowance specific to the Canadian net deferred tax assets.

  The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $185.3 million as of March 31, 2011 and $186.4 million as of December 31, 2010.

  As of March 31, 2011, the Company had $111.7 million of unrecognized tax benefits, which included $21.2 million relating to interest and penalties. Of the total unrecognized tax benefits, $73.3 million would reduce the Company's effective tax rate, if recognized.

  The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2011, the Company had accrued $19.8 million for interest and $1.4 million for penalties. The Company accrued additional interest and penalties of $0.7 million during the three months ended March 31, 2011.

15.   EARNINGS PER SHARE

  Earnings (loss) per share for the three-month periods ended March 31, 2011 and 2010 were calculated as follows:

	Three Months Ended March 31
	2011		2010
Net income (loss)	$6,482		$(3,150)

Basic weighted-average number of common shares outstanding (000s)	303,749		158,387
Dilutive potential common shares (000s):
Stock options and RSUs	8,427		—	(b)
Convertible debt	20,724	(a)	—	(b)

Diluted weighted-average number of common shares outstanding (000s)	332,900		158,387

Basic and diluted earnings (loss) per share	$0.02		$(0.02)

(a)
The dilutive potential common shares calculation assumes the cash settlement of the principal portion of the 4.0% convertible subordinated notes due 2013 of Valeant (the "4.0% Convertible Notes"). On April 20, 2011, the Company announced that it would redeem the 4.0% Convertible Notes (as described in note 18). Subsequent to April 20, 2011, the Company determined that while it had been its intention and its right to settle the principal portion in cash, the form of notice the Company issued will require share settlement. As further described in note 18, the Company announced additional share repurchases from ValueAct, which it expects will substantially offset any share dilution upon conversion of the 4.0% Convertible Notes.

(b)
In the three-month period ended March 31, 2010, all potential common shares issuable for stock options, RSUs and convertible debt were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

15.   EARNINGS PER SHARE (Continued)

  The dilutive effect of potential common shares issuable for stock options, RSUs and convertible debt on the weighted-average number of common shares outstanding would have been as follows:

Three Months Ended March 31 2010
Basic weighted-average number of common shares outstanding (000s)	158,387
Dilutive effect of stock options and RSUs (000s)	400
Dilutive effect of convertible debt (000s)	418

Diluted weighted-average number of common shares outstanding (000s)	159,205

  In the three-month periods ended March 31, 2011 and 2010, stock options to purchase approximately 267,000 and 2,555,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company's common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

16.   LEGAL PROCEEDINGS

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   LEGAL PROCEEDINGS (Continued)

  In addition, as part of the overall settlement, Biovail entered into a Corporate Integrity Agreement ("CIA") with the Office of the Inspector General and the Department of Health and Human Services on September 11, 2009. The CIA requires Biovail to have a compliance program in place and to undertake a set of defined corporate integrity obligations for a five-year term. The CIA also includes requirements for an independent review of these obligations. The first of such reviews was completed in January, 2011. Failure to comply with the obligations under the CIA could result in financial penalties.

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

  Plaintiffs have filed motions for class certification. The Company and GSK opposed the motions. A hearing on direct purchaser plaintiffs' class certification motion was heard by the Court on April 5, 2011. A hearing on indirect purchaser plaintiffs' class certification motion took place on April 29, 2011. A decision is pending.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   LEGAL PROCEEDINGS (Continued)

  The deadline for fact discovery is currently June 30, 2011, with an October 7, 2011 deadline for expert discovery. A summary judgment hearing will likely be set on or about January 12, 2012.

  The Company believes that each of these complaints lacks merit and that the Company's challenged actions complied with all applicable laws and regulations, including federal and state antitrust laws, FDA regulations, U.S. patent law and the Hatch Waxman Act.

  Intellectual Property

  On January 18, 2010, a Canadian Federal Court judge presiding over Biovail and Depomed, Inc. ("Depomed") v. Apotex Inc. ("Apotex") et al. issued a decision in a proceeding pursuant to the PMNOC Regulations in Canada to determine whether Apotex's allegations that a Depomed patent was invalid and/or not infringed was justified. This proceeding related to a Canadian application filed by Apotex to market a generic version of the 500mg formulation of Glumetza® (extended release metformin hydrochloride tablets) licensed in Canada by Depomed to Biovail Laboratories International SRL, now known as Valeant International (Barbados) SRL ("VIB"). Pursuant to the decision issued by the Court, Health Canada can authorize Apotex to market in Canada its generic version of the 500mg formulation of Glumetza®. The decision, which was amended on January 20, 2010, found under Canadian law that Apotex's allegation was justified that the Depomed Canadian patent at issue in the matter (No. 2,290,624) (the "'624 Patent") is obvious. The judge found that the evidence presented by the parties was "evenly balanced" as to obviousness. The judge found in favour of Biovail and Depomed as to all other issues related to the '624 Patent under Canadian law. Apotex was authorized by Health Canada on February 4, 2010 to market its generic version of 500 mg Glumetza® in Canada. This decision, however, did not find the patent invalid and does not preclude the filing of a subsequent patent infringement suit against Apotex. Biovail and Depomed commenced action for patent infringement against Apotex in Canadian Federal Court on February 8, 2010. Pleadings have now closed, but no further steps have been taken.

  On or about June 24, 2010, Biovail and VIB received a Notice of Allegation from Mylan Pharmaceuticals ULC ("Mylan") with respect to Bupropion Hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Biovail as Wellbutrin® XL. The patents in issue are Canadian Patent Nos. 2,142,320, 2,168,364 and 2,524,300. Mylan alleges that its generic form of Wellbutrin® XL does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Mylan was issued in the Federal Court on August 6, 2010, relating to Canadian Patent Nos 2,524,300 and 2,168,324. Mylan has now withdrawn its allegations of invalidity. The matter is proceeding in the ordinary course.

  VIB filed an ANDA with the FDA seeking approval to market Fenofibrate Tablets in 48 mg and 145 mg dosage sizes in the U.S. On November 3, 2008, Abbott and Laboratoires Fournier S.A. ("Abbott parties") filed a complaint against Biovail and VIB in the U.S. District Court for the Northern District of Illinois alleging infringement of U.S. Patent Nos. 6,277,405, 7,037,529, and 7,041,319 by the filing of the ANDA, thereby triggering a 30-month stay of FDA's approval of that application. This matter was transferred to the U.S. District Court for the District of New Jersey. On November 3, 2008, Elan Pharma International Ltd. ("Elan") and Fournier Laboratories Ireland Ltd. ("Elan parties") also filed a complaint against Biovail and VIB in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 5,145,684, 7,276,249 and 7,320,802 by the filing of the ANDA. The Answers and Counterclaims of the Company and VIB have been filed. On February 24, 2011, VIB and Valeant entered into settlement and license agreements with the Abbott parties and the Elan parties. The settlement and license agreements,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   LEGAL PROCEEDINGS (Continued)

  which have been reviewed by the Federal Trade Commission and U.S. Department of Justice, will allow VIB to market its Fenofibrate Tablets in 48 mg and 145 mg dosage sizes in the U.S. at a defined point in the future, prior to expiration of the patents in the lawsuits. On March 31, 2011, these cases were dismissed by the Court.

  On or about December 1, 2008, the FDA accepted an ANDA filed by VIB seeking approval to market generic formulations of the 200 mg, 300 mg and 400 mg strengths of quetiapine fumarate extended release tablets (sold under the brand name Seroquel® XR by AstraZeneca Pharmaceuticals LP ("AstraZeneca")). On January 9, 2009, AstraZeneca and AstraZeneca UK Limited filed a complaint against Biovail, VIB and BTA Pharmaceuticals, Inc. ("BTA") in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 4,879,288 (the "'288 Patent") and 5,948,437 (the "'437 Patent") by the filing of that ANDA, thereby triggering a 30-month stay of the FDA's approval of that application. Answers and Counterclaims have been filed. A Markman hearing was held on November 22, 2010, in Trenton New Jersey. The Court's claim construction ruling was entered on November 30, 2010, and was generally favorable to the Company. The Court's ruling provides the Company with grounds for motions for summary judgment of non-infringement and invalidity of certain claims. Fact discovery and related proceedings were commenced and have now been completed by the parties. The case is presently in the expert discovery phase. On March 28, 2011, Biovail amended its ANDA application, converting the patent certification for the '437 Patent from a Paragraph IV certification to a Paragraph III certification. Biovail has informed the Court, the Plaintiff and the co-Defendants in the litigation of the change in certification. With this certification change, Biovail believes that no further case or controversy exists with respect to the patent-in-suit. On May 2, 2011, the case was dismissed by the Court.

  On or about July 3, 2009, VIB received a Notice from Cary Pharmaceuticals Inc. ("Cary"), related to Cary's NDA pursuant to Section 505(B)(2) for bupropion hydrochloride 450 mg extended-release tablets. The Certification references U.S. Patent No. 6,096,341, which is listed in the FDA's Orange Book for the 150 mg and 300 mg dosage strength of Wellbutrin XL®, and No. 6,143,327, which is currently listed in the FDA's Orange Book for the 150 mg dosage strength of Wellbutrin XL®. On August 13, 2009, Biovail filed suit in the U.S. District Court for the District of Delaware, thereby triggering a 30-month stay of the approval of Cary's NDA. The Complaint was served on Cary on August 24, 2009, and Cary served its Answer on September 24, 2009. On January 26, 2011, the case was terminated by agreement between the parties with a dismissal by the Court without prejudice.

  On or about January 5, 2010, VIB received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida ("Watson"), related to Watson's ANDA filing for Bupropion Hydrobromide Extended-release Tablets, 174 mg and 348 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA's Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA's Orange Book after Watson's initial certification. Watson has alleged these patents are not infringed or invalid. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson's ANDA. The Delaware action has been dismissed without prejudice and the litigation is proceeding in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   LEGAL PROCEEDINGS (Continued)

  Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions have been consolidated into the first-filed case before the same judge. In the course of discovery the issues have been narrowed and only five of the patents remain in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010 and a trial is set to commence in June 2011.

  On or about January 27, 2010, VIB received a Notice of Paragraph IV Certification from Paddock dated January 22, 2010, relating to Paddock's ANDA filing for Bupropion Hydrobromide Extended-release Tablets, 174 mg and 522 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 522 mg products. Paddock has certified that the six patents currently listed in the FDA's Orange Book for Aplenzin®, plus an additional unlisted VIB patent relating to bupropion hydrobromide, are not infringed and/or invalid. A Complaint was filed on March 9, 2010 against Paddock in the U.S. District Court for the District of Minnesota. A parallel suit in the U.S. District Court for the District of Delaware has been dismissed without prejudice. A second suit was filed in the U.S. District Court for the District of Minnesota on April 15, 2010 following a second Paragraph IV certification received from Paddock. Both cases, which are now consolidated before the same judge, are proceeding in the ordinary course.

  On or about August 20, 2010, Biovail and VIB received a Notice of Paragraph IV Certification from Par Pharmaceutical, Inc. dated August 18, 2010, related to Par's ANDA filing for Bupropion Hydrobromide Extended Release Tablets, 174 mg and 348 mg, which corresponds to the Company's Aplenzin® Extended-release Tablets, 174 mg and 348 mg products. Par has certified that eight patents currently listed in the Orange Book for Aplenzin® are invalid, unenforceable and or not infringed. A Complaint was filed against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. on September 22, 2010 in the U.S. District Court for the Southern District of New York. The case is proceeding in the ordinary course.

  On or about October 22, 2010, BTL Received a Notice of Paragraph IV Certification from Watson Laboratories, Inc. dated October 20, 2010 relating to U.S. Patent No. 7,815,937 (the "'937 patent") which was issued on October 19, 2010 and is assigned to VIB. The Notice alleges that Watson's ANDA for Lamotrigine Orally Disintegrating Tablets, 25 mg, 50 mg, 100 mg and 200 mg, which correspond to the Lamictal® ODT™ (lamotrigine) Orally Disintegrating Tablets, 25 mg, 50 mg, 100 mg, and 200 mg of NDA holder SmithKline Beecham Corporation d/b/a/ GlaxoSmithKline does not infringe the '937 patent and/or the patent is invalid or unenforceable. Since the '937 patent is not listed in the Orange Book for Lamictal® ODT™ (lamotrigine) Orally Disintegrating Tablets, the Company has taken no action.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   LEGAL PROCEEDINGS (Continued)

  judgments in favour of the State in the first three cases that were tried against co-defendant companies. The Alabama Supreme Court also rendered judgment in favour of those defendants, finding that the State's fraud-based theories failed as a matter of law. A trial date has not been set.

  The cases brought by the New York State counties of Oswego, Schenectady and Erie, each of which was originally brought in New York State court, were removed by defendants to Federal Court on October 11, 2006. Biovail answered the complaint in each case after the removal to Federal Court. The cases were subsequently remanded and, following the remand, the New York State Litigation Coordinating Panel granted the defendants' application to coordinate the three actions for pretrial purposes in Erie County. The Company settled these cases, which have been dismissed with prejudice. The settlement amount payable is not material.

  A Third Amending Petition for Damages and Jury Demand was filed on November 10, 2010 in Louisiana State Court by the State of Louisiana claiming that a former subsidiary of the Company, and numerous other pharmaceutical companies, knowingly inflated the AWP and "wholesale acquisition cost" of their prescription drugs, resulting in alleged overpayments by the State for pharmaceutical products sold by the companies. The State has subsequently filed additional amendments to its Petition, none of which materially affect the claims against the Company. The matter is in preliminary stages and the Company intends to defend against this action.

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

  Legacy Valeant Litigation

  Valeant is the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in its common stock, the public release of data from its first pivotal Phase III trial for taribavirin in March 2006, statements made in connection with the public release of data and matters regarding its stock option grants since January 1, 2000 and its restatement of certain historical financial statements announced in March 2008. In September 2006, Valeant's board of directors established a Special Committee to review its historical stock option practices and related accounting, and informed the SEC of these efforts. Valeant has cooperated fully and will continue to cooperate with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   LEGAL PROCEEDINGS (Continued)

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

  On January 12, 2009, Valeant was served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720-SEB-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the "Lilly Action"). In the Lilly Action, Eli Lilly and Company ("Lilly") brought a claim against Valeant for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for Permax product liability claims. On February 2, 2009, Valeant filed counterclaims against Lilly seeking a declaratory judgment and indemnification under the letter agreement. Valeant has responded to two motions for partial summary judgment brought by Lilly, and is in the process of defending the Lilly Action. Non-expert discovery closed on July 1, 2010, and expert discovery closed on September 15, 2010. On February 14, 2011, the court granted Lilly's first motion for partial summary judgment declaring that cost-sharing obligations under the contract are based exclusively upon the date on which either party first receives written notice of such claim, regardless of Valeant's dismissal or prevailing on the merits of a product liability claim, and that the costs of product liability claims to be shared by the parties include settlement costs, judgments, and the costs of defense incurred by Lilly and/or Valeant, including attorneys' fees, expert fees, and expenses. The court's order reserved ruling on whether the contract lacked consideration, government of the contract by the Uniform Commercial Code, reasonableness of non-joint representation counsel fees, and Valeant's equitable defenses. On February 15, 2011, the court denied Lilly's second motion for partial summary judgment holding that Valeant did not waive its right to recoup its own costs of defense, and is not barred from attempting to assert and set-off its defense costs. On March 23, 2011, the parties reached an agreement in principle to settle this matter and subsequently entered into a formal written agreement reflecting the settlement terms. The terms of the settlement are not material to Valeant. This matter will be dismissed by the Court.

  On or around January 19, 2009, Tolmar, Inc. ("Tolmar") notified Galderma Laboratories, L.P. and Dow Pharmaceutical Sciences, Inc. ("Dow") that it had submitted an ANDA, No. 090-903, with the FDA seeking approval for the commercial manufacture, use and sale of its Metronidazole Topical Gel, 1% (the "Tolmar Product") prior to the expiration of U.S. Patent Nos. 6,881,726 (the "'726 patent") and 7,348,317 (the "'317 patent"). The '726 and '317 patents are owned by Dow, and licensed to Galderma. The ANDA contains a Paragraph IV certification alleging that the claims of the '726 and '317 patents will not be infringed by the manufacture, use, importation, sale or offer for sale of the Tolmar Product. On March 3, 2009, Galderma Laboratories, L.P., Galderma S.A., and Dow filed a complaint against Tolmar for the patent

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   LEGAL PROCEEDINGS (Continued)

  infringement of the '726 and '317 patents, pending in the United States District Court for the Northern District of Texas, Dallas Division. A Court-ordered preliminary mediation in the matter was conducted on October 13, 2010 and the parties were unable to reach any settlement. A trial date has not been assigned by the Court. This lawsuit was filed within forty-five days of Tolmar's Paragraph IV certification. As a result, The Hatch-Waxman Act provides an automatic stay on the FDA's final approval of Tolmar's ANDA for thirty months, which will expire in July 2011, or until a decision by the district court, whichever is earlier.

17.   SEGMENT INFORMATION

  Business Segments

  Effective with the Merger, the Company operates in the following business segments, based on differences in products and services and geographical areas of operations:

  •
  U.S. Neurology and Other consists of sales of pharmaceutical and OTC products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products the Company developed or acquired. In addition, this segment includes revenue from contract research services provided by the Company's contract research division prior to its disposal in July 2010.

  •
  U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues in the areas of dermatology and topical medication.

  •
  Canada and Australia consists of pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

  •
  Branded Generics — Europe consists of branded generic pharmaceutical products sold primarily in Poland, Hungary, the Czech Republic, Slovakia and Serbia.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

17.   SEGMENT INFORMATION (Continued)

  Segment Revenues and Profit

  Segment revenues and profit for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31
	2011	2010
Revenues(a):
U.S. Neurology and Other	$209,599	$148,304
U.S. Dermatology	152,707	38,974
Canada and Australia	70,244	24,512
Branded Generics — Europe(b)	76,093	7,845
Branded Generics — Latin America	56,383	—

Total revenues	565,026	219,635

Segment profit (loss)(c):
U.S. Neurology and Other	99,509	76,662
U.S. Dermatology	34,808	15,543
Canada and Australia	20,922	9,518
Branded Generics — Europe(d)	5,379	5,474
Branded Generics — Latin America	(5,938)	—

Total segment profit	154,680	107,197

Corporate(e)	(58,105)	(39,214)
Restructuring and other costs	(17,539)	(613)
Acquired IPR&D	(2,000)	(51,003)
Acquisition-related costs	(1,507)	—
Legal settlements	(400)	—

Operating income	75,129	16,367
Interest income	803	188
Interest expense	(69,137)	(9,827)
Foreign exchange and other	(8,262)	—
Loss on extinguishment of debt	2,807	(623)
Gain (loss) on investments, net	1,769	(155)

Income before provison for (recovery of) income taxes	$3,109	$5,950

(a)
Segment revenues in the three-month period ended March 31, 2011 reflect incremental revenues from Valeant products and services as follows: U.S. Neurology and Other — $67.8 million; U.S. Dermatology — $61.8 million; Canada and Australia — $43.2 million; Branded Generics — Europe — $52.2 million; and Branded Generics — Latin America — $56.4 million.

(b)
Branded Generics — Europe segment revenues reflect incremental revenues from PharmaSwiss products and services of $16.2 million commencing on the acquisition date (as described in note 3).

(c)
Segment profit (loss) in the three-month period ended March 31, 2011 reflects the addition of Valeant operations. Segment profit (loss) includes the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $16.9 million; U.S. Dermatology — $21.8 million; Canada and Australia — $9.6 million; Branded Generics — Europe — $9.7 million; and Branded Generics — Latin America — $16.0 million.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

17.   SEGMENT INFORMATION (Continued)

(d)
Branded Generics — Europe segment profit reflects the addition of PharmaSwiss operations commencing on the acquisition date, including the impact of acquisition accounting adjustments related to the fair adjustments to inventory and identifiable intangible assets of $5.1 million.

(e)
Corporate reflects non-restructuring-related share-based compensation expense of $29.7 million and $1.7 million in the three months ended March 31, 2011 and 2010, respectively.

  Segment Assets

  Total assets increased $892.9 million, or 8%, to $11.7 billion as of March 31, 2011, compared with $10.8 billion at December 31, 2010, primarily due to the addition of the acquired assets of PharmaSwiss of $580.1 million (as described in note 3) that were recorded to the Branded Generics — Europe segment, and the acquisition of the Zovirax® product brand intangible asset for $300.0 million (as described in note 4) that was recorded to the U.S. Dermatology segment.

18.   SUBSEQUENT EVENTS

  4.0% Convertible Notes

  On April 20, 2011, the Company distributed a notice of redemption to holders of the 4.0% Convertible Notes. The Company will redeem all of the outstanding 4.0% Convertible Notes on May 20, 2011 (the "Redemption Date"), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued an unpaid interest to, but excluding, the Redemption Date. The 4.0% Convertible Notes called for redemption may be converted at any time before the close of business on May 19, 2011, but may not be converted on or after the Redemption Date unless the Company fails to pay the redemption price. Upon conversion, the 4.0% Convertible Notes will be settled in common shares of the Company, at a current conversion rate of 79.0667 common shares per $1,000 principal amount of notes, which represents a conversion price of approximately $12.65 per share.

  Share Repurchase Transaction

  On May 6, 2011, a subsidiary of the Company entered into an agreement to purchase approximately 4,500,000 of the Company's common shares from ValueAct for $224.9 million. This purchase is expected to close in mid-May, in advance of the redemption for the 4.0% Convertible Notes, which the Company expects to be fully settled in common shares upon conversion (as described above).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for the interim period ended March 31, 2011 (the "unaudited consolidated financial statements"). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "2010 Form 10-K").

        Additional information relating to the Company, including the 2010 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

        Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of May 10, 2011.

        All dollar amounts are expressed in U.S. dollars.

COMPANY PROFILE

        On September 28, 2010 (the "Merger Date"), Biovail Corporation ("Biovail") completed the acquisition of Valeant Pharmaceuticals International ("Valeant") through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the "Merger"). In connection with the Merger, Biovail was renamed "Valeant Pharmaceuticals International, Inc." ("we", "us", "our" or the "Company"). We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products primarily in the areas of neurology, dermatology and branded generics.

BUSINESS COMBINATIONS

Biovail Merger With Valeant

Description of the Transaction

        On September 28, 2010, a wholly-owned subsidiary of Biovail acquired all of the outstanding equity of Valeant in a share transaction, in which each share of Valeant common stock was cancelled and converted into the right to receive 1.7809 Biovail common shares. The fair value of the consideration transferred as of the Merger Date to effect the acquisition of Valeant amounted to $3.9 billion in the aggregate. As a result of the Merger, Valeant became a wholly-owned subsidiary of the Company.

Basis of Presentation

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

	Amounts Recognized as of Merger Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of Merger Date (as adjusted)
($ in 000s)	$	$	$
Cash and cash equivalents	348,637	—	348,637
Accounts receivable	194,930	—	194,930
Inventories	208,874	—	208,874
Other current assets	30,869	—	30,869
Property, plant and equipment	184,757	—	184,757
Identifiable intangible assets, excluding acquired IPR&D(c)	3,844,310	(224,939)	3,619,371
Acquired IPR&D(d)	1,404,956	(4,195)	1,400,761
Other non-current assets	6,108	—	6,108
Current liabilities	(385,574)	(483)	(386,057)
Long-term debt, including current portion	(2,913,614)	—	(2,913,614)
Deferred income taxes, net	(1,467,791)	163,181	(1,304,610)
Other non-current liabilities	(149,307)	(46,584)	(195,891)

Total indentifiable net assets	1,307,155	(113,020)	1,194,135
Equity component of convertible debt	(225,971)	—	(225,971)
Call option agreements	(28,000)	—	(28,000)
Goodwill	2,878,856	113,020	2,991,876

Total fair value of consideration transferred	3,932,040	—	3,932,040

(a)
As previously reported in the 2010 Form 10-K.

(b)
The measurement period adjustments to date primarily reflect: (i) changes in the estimated fair values of certain identifiable intangible assets to better reflect the competitive environment, market potential and economic lives of certain products; and (ii) the tax impact of pre-tax measurement period adjustments and resolution of certain tax aspects of the transaction. The measurement period adjustments were made to reflect market participant assumptions about facts and circumstances existing as of the Merger Date, and did not result from intervening events subsequent to the Merger Date. The measurement period adjustments did not have a material impact on the Company's previously reported results of operations or financial position in any period subsequent to the Merger Date and, therefore, the Company has not retrospectively adjusted its consolidated financial statements.

(c)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Merger Date (as adjusted)
($ in 000s)		$	$	$
Product brands	16	3,114,689	(190,779)	2,923,910
Corporate brands	20	168,602	98	168,700
Product rights	9	360,970	(52,949)	308,021
Out-licensed technology and other	7	200,049	18,691	218,740

Total identifiable intangible assets acquired	15	3,844,310	(224,939)	3,619,371

(d)
The following table summarizes the provisional amounts assigned to acquired in-process research and development ("IPR&D") assets:

Amounts Recognized as of Merger Date
($ in 000s)	$
Ezogabine/retigabine(1)	891,461
Dermatology products	431,323
Other	82,172

Total IPR&D assets acquired	1,404,956

(1)
Retigabine, referred to as ezogabine in the U.S. and Canada, is being developed in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc (the entities within The Glaxo Group of Companies are referred throughout as "GSK"). The acquired IPR&D asset gives the Company the right to receive future cash flows from worldwide product sales of ezogabine/retigabine. On April 15, 2011, the Company and GSK submitted our response to the Complete Response letter received from the U.S. Food and Drug Administration ("FDA") on November 15, 2010, for the New Drug Application for ezogabine. The FDA has classified our response as a Class 1 resubmission, and has established a Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2011. In March 2011, the European Commission granted marketing authorization for Trobalt™ (the brand name for ezogabine) as an adjunctive (add-on) treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. Upon the first sale of Trobalt™ by GSK in the European Union (which occurred in early May 2011), GSK will pay the Company a $40.0 million milestone payment and up to a 20% royalty on net sales of the product.

PharmaSwiss

Description of the Transaction

        On March 10, 2011, we acquired all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and over-the-counter ("OTC") pharmaceutical company based in Zug, Switzerland. The total consideration transferred to effect the acquisition of PharmaSwiss comprised cash paid of $486.7 million (€350.0 million) and contingent payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss are achieved for the 2011 calendar year. The fair value of the contingent payments was determined to be $27.6 million as of the acquisition date.

        In connection with the transaction, in February 2011, we entered into foreign currency forward-exchange contracts to buy €130.0 million, which were settled on March 9, 2011. We recorded a $5.1 million gain on the settlement of these contracts, which was partially offset by a foreign exchange loss of $2.4 million recognized on the remaining €220.0 million bought to finance the transaction. The net foreign exchange gain of $2.7 million was recognized in earnings in the first quarter of 2011.

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

Assets Acquired and Liabilities Assumed

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

  •
  amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, and the filing of PharmaSwiss's pre-acquisition tax returns; and

  •
  amount of goodwill pending the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.

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

Amounts Recognized as of Acquisition Date
($ in 000s)	$
Cash and cash equivalents	43,940
Accounts receivable(a)	63,509
Inventories(b)	72,144
Other current assets	14,429
Property, plant and equipment	9,737
Identifiable intangible assets(c)	202,071
Other non-current assets	3,122
Current liabilities	(46,866)
Deferred income taxes, net	(18,176)
Other non-current liabilities	(720)

Total indentifiable net assets	343,190
Goodwill(d)	171,105

Total fair value of consideration transferred	514,295

(a)
The fair value of trade accounts receivable acquired was $63.5 million, with the gross contractual amount being $66.8 million, of which the Company expects that $3.3 million will be uncollectible.

(b)
Includes $19.6 million to record PharmaSwiss's inventory at its estimated fair value.

(c)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives	Amounts Recognized as of Acquisition Date
($ in 000s)	(Years)	$
Partner relationships(1)	7	130,183
Product brands	9	71,888

Total identifiable intangible assets acquired	7	202,071

(1)
The partner relationships intangible asset represents the value of existing arrangements with various pharmaceutical and biotech companies, for whom PharmaSwiss provides regulatory, compliance, sales, marketing and distribution functions.

(d)
Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•
cost savings, operating synergies and other benefits expected to result from combining the operations of PharmaSwiss with those of the Company;

•
the value of the going-concern element of PharmaSwiss's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•
intangible assets that do not qualify for separate recognition (for instance, PharmaSwiss's assembled workforce).

Acquisition-Related Costs

        We have incurred to date $1.5 million of transaction costs directly related to the PharmaSwiss acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

ASSET ACQUISITION AND DISPOSITION

Zovirax®

        On February 22, 2011 and March 25, 2011, we acquired the U.S. and Canadian rights, respectively, to non-ophthalmic topical formulations of Zovirax® from GSK. Pursuant to the terms of the asset purchase agreements, we paid GSK an aggregate amount of $300.0 million in cash for both the U.S. and Canadian rights. We have been marketing Zovirax® in the U.S. since January 1, 2002, under a 20-year exclusive distribution agreement with GSK, which distribution agreement terminated following the closing of the U.S. transaction. We have entered into new supply agreements and new trademark license agreements with GSK with respect to the U.S. and Canada territories.

        This acquisition was accounted for as a purchase of identifiable intangible assets. Accordingly, the purchase price (including costs of acquisition) was allocated to the product brand intangible asset, with an estimated weighted-average useful life of 11 years. In addition, we reclassified the $91.4 million unamortized carrying amount of the original exclusive distribution agreement from product rights to the product brand intangible asset, to be amortized over the same 11-year estimated useful life.

Cloderm®

        On March 31, 2011, we out-licensed the product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy's Laboratories, in exchange for a $36.0 million upfront payment, which was received in early April 2011, and future royalty payments. The Cloderm® product rights intangible asset was recorded at a fair value of $31.8 million as of the Merger Date, and had a remaining unamortized carrying value of $30.7 million at March 31, 2011. Cloderm® was considered a non-core asset with respect to our business strategy, which contemplates, on an ongoing basis, the selective purchase and sale of products and assets with a focus on core geographies and therapeutic classes. We, therefore, consider the out-license or sale of non-core assets to be part of our ongoing major and central operations. Accordingly, proceeds on the out-license or sale of non-core assets are recognized as alliance revenue, with the associated costs, including the carrying amount of related intangible assets, recorded as cost of alliance revenue. In connection with the sale of Cloderm®, we recognized the upfront payment as alliance revenue in the first quarter of 2011, and expensed the carrying amount of the Cloderm® intangible assets as cost of alliance revenue. We will recognize the future royalty payments as alliance revenue as they are earned.

CEPHALON

        In March 2011, we announced that the Company had made an offer to the board of directors of Cephalon, Inc. ("Cephalon"), to acquire Cephalon for $73.00 per share in cash. In April 2011, we commenced a consent solicitation process in an effort to replace Cephalon's current Board of Directors with our own nominees.

        In connection with our offer to acquire Cephalon, we invested $60.0 million to acquire 1,034,908 shares of common stock of Cephalon, of which $40.0 million was settled in March 2011 and $20.0 million on April 1, 2011. Our investment represented 1.366% of the issued and outstanding common stock of Cephalon as of March 14, 2011. In addition, we acquired option contracts to purchase an additional 20,300 shares of Cephalon common stock, which contracts principally mature in August 2011, with a weighted-average exercise price of approximately $70.00 per share. As of March 31, 2011, the fair value of our investment in Cephalon was $78.9 million, based on quoted market prices, resulting in an unrealized gain of $18.9 million, of which the portion related to the change in the fair value of the common stock ($18.7 million) was recognized in other comprehensive income in the first quarter of 2011, and the portion related to the change in the fair value of the option contracts ($0.2 million) was recognized in earnings in the same period.

        On May 2, 2011, Cephalon announced that it had agreed to be acquired by Teva Pharmaceutical Industries Inc. Consequently, we withdrew our consent solicitation and determined to dispose of our entire investment in shares of Cephalon common stock. As of May 6, 2011, we have sold 635,239 shares and realized a gain of $14.0 million to be recognized in earnings in the second quarter of 2011.

MERGER-RELATED COST-RATIONALIZATION AND INTEGRATION INITIATIVES

        We believe the complementary nature of the Biovail and Valeant businesses presents an opportunity to capture significant operating synergies and cost savings. The Merger has provided, and should continue to provide, opportunities to realize cost savings from, among other things, reductions in research and development, general and administrative expenses, and sales and marketing. In total, we have identified over $310 million of annual cost synergies that we expect to realize by the end of 2012, $270 million of which will be realized in 2011. Approximately $75.0 million of cost synergies were realized in the first quarter of 2011. This amount does not include potential revenue synergies or the potential benefits of expanding the Biovail corporate structure to Valeant's operations. Further, we currently expect our combined cash tax rate to be less than 10% for 2011.

        We estimate that we will incur costs of up to $180 million (of which the non-cash component, including share-based compensation, is expected to be approximately $55 million) in connection with these cost-rationalization and integration initiatives. These costs include: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who have been, or will be, terminated as a result of the Merger; IPR&D termination costs related to the transfer of product-development programs that did not align with the Company's research and development model to other parties; costs to consolidate or close facilities and relocate employees; asset impairment charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs. The following table summarizes the major components of costs incurred in connection with these initiatives through March 31, 2011:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs		Total
($ in 000s)	$	$	$	$	$
Balance, January 1, 2010	—	—	—	—	—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	5,260	3,446	—	8,833	17,539
Cash payments	(20,603)	—	—	(2,510)	(23,113)
Non-cash adjustments	—	(165)	—	—	(165)

Balance, March 31, 2011	9,446	3,281	—	7,993	20,720

SELECTED FINANCIAL INFORMATION

        As described above under "Biovail Merger with Valeant", our results of operations, financial condition and cash flows reflect Biovail's stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant's business have been included in our results of operations, financial condition and cash flows only for the periods subsequent to the completion of the Merger. Therefore, our financial results for the first quarter of 2010 do not reflect Valeant's operations.

        The following table provides selected financial information for the first quarters of 2011 and 2010 and as of March 31, 2011 and December 31, 2010:

	Three Months Ended March 31
	2011	2010	Change
($ in 000s, except per share data)	$	$	$	%
Revenues	565,026	219,635	345,391	157
Operating expenses	489,897	203,268	286,629	141
Net income (loss)	6,482	(3,150)	9,632	NM
Basic and diluted earnings (loss) per share	0.02	(0.02)	0.04	NM
Cash dividends declared per share	—	0.09	(0.09)	(100)

	As of March 31 2011	As of December 31 2010	Change
	$	$	$	%
Total assets	11,688,009	10,795,117	892,892	8
Long-term debt, including current portion	4,716,371	3,595,277	1,121,094	31

NM — Not meaningful

Financial Performance

Changes in Revenues

        Total revenues increased $345.4 million, or 157%, to $565.0 million in the first quarter of 2011, compared with $219.6 million in the first quarter of 2010, primarily due to:

  •
  incremental revenues from Valeant products and services of $281.3 million in the first quarter of 2011;

  •
  alliance revenue of $36.0 million on the out-license of the Cloderm® product rights;

  •
  the inclusion of PharmaSwiss revenues of $16.2 million for the period from the acquisition date to March 31, 2011; and

  •
  an increase of $15.0 million in Zovirax® product sales, reflecting the introduction of a new presentation of the ointment form of the product in the first quarter of 2011.

Changes in Earnings

        We recorded net income of $6.5 million (basic and diluted earnings per share of $0.02) in the first quarter of 2011, compared with a net loss of $3.2 million (basic and diluted loss per share of $0.02) in the first quarter of 2010, an increase of $9.6 million, which reflected the following factors:

  •
  an increased contribution (product sales revenue less cost of goods sold) from product sales of $178.1 million, mainly related to the addition of Valeant and PharmaSwiss product sales (net of an incremental charge of $29.9 million, in the aggregate, to cost of goods sold from the sale of acquired inventories that were written up to fair value), and increased Zovirax® product sales (together with a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights); and

  •
  a $49.0 million decrease in acquired IPR&D expense, as described below under "Results of Operations — Operating Expenses — Acquired IPR&D".

        Those factors were partially offset by:

  •
  the inclusion of Valeant operating costs, other than cost of goods sold, in the first quarter of 2011, net of realized synergies from the Merger;

  •
  a $78.7 million increase in amortization expense, primarily related to the identifiable intangible assets of Valeant;

  •
  a $59.3 million increase in interest expense, reflecting legacy Valeant debt assumed as of the Merger Date, and the post-Merger issuance of senior notes in the fourth quarter of 2010 and in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  an increase of $28.1 million in non-restructuring-related share-based compensation, including approximately $14.1 million related to the amortization of the fair value increment on Valeant stock options and RSUs converted into Biovail awards as of the Merger Date, and $9.2 million related to an equitable adjustment to certain vested stock options awards outstanding as of March 9, 2011, in connection with the post-Merger special dividend of $1.00 per common share declared and paid in the fourth quarter of 2010;

  •
  the inclusion of $17.5 million of Merger-related restructuring charges in the first quarter of 2011; and

  •
  a $8.3 million charge on the extinguishment of debt in the first quarter of 2011, in connection with the repurchase of $52.3 million aggregate principal amount of our 5.375% senior convertible notes due 2014 (the "5.375% Convertible Notes"), as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program".

Cash Dividends

        While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. No dividends were declared or paid in the first quarter of 2011. Under our former dividend policy, we declared a cash dividend of $0.09 per share in the first quarter of 2010.

Changes in Financial Condition

        As of March 31, 2011, we had cash and cash equivalents of $401.8 million and long-term debt of $4,716.4 million. We issued $2.1 billion aggregate principal amount of senior notes, and used a portion of the net proceeds to prepay the $975.0 million outstanding under our senior secured term loan A facility (the "Term Loan A Facility") and cancel our undrawn senior secured revolving credit facility (the "Revolving Credit Facility"), as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)". In addition, operating cash flows of $86.3 million were a significant source of liquidity in the first quarter of 2011.

        In the first quarter of 2011, we paid $766.6 million, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the PharmaSwiss and Zovirax® acquisitions, and we invested $60.0 million in shares of common stock of Cephalon. In addition, we repurchased 7,366,419 of our common shares from ValueAct Capital Master Fund, L.P. ("ValueAct") for an aggregate purchase price $274.8 million and we repurchased $52.3 million principal amount of the 5.375% Convertible Notes for consideration of $141.5 million (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program").

RESULTS OF OPERATIONS

Business Segments

        Effective with the Merger, we operate in the following business segments, based on differences in products and services and geographical areas of operations:

  •
  U.S. Neurology and Other consists of sales of pharmaceutical and OTC products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired. In addition, this segment includes revenue from contract research services provided by the Company's contract research division prior to its disposal in July 2010.

  •
  U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues in the areas of dermatology and topical medication.

  •
  Canada and Australia consists of pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

  •
  Branded Generics — Europe consists of branded generic pharmaceutical products sold primarily in Poland, Hungary, the Czech Republic, Slovakia and Serbia.

  •
  Branded Generics — Latin America consists of branded generic pharmaceutical and OTC products sold primarily in Mexico, Brazil and exports out of Mexico to other Latin American markets.

Revenues By Segment

        The following table displays revenues by segment for the first quarters of 2011 and 2010, the percentage of each segment's revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment's revenues. Percentages may not add due to rounding.

	Three Months Ended March 31
	2011(a)		2010		Change
($ in 000s)	$	%	$	%	$	%
U.S. Neurology and Other	209,599	37	148,304	68	61,295	41
U.S. Dermatology	152,707	27	38,974	18	113,733	292
Canada and Australia	70,244	12	24,512	11	45,732	187
Branded Generics — Europe(b)	76,093	13	7,845	4	68,248	870
Branded Generics — Latin America	56,383	10	—	—	56,383	NM

Total revenues	565,026	100	219,635	100	345,391	157

(a)
Reflects the addition of revenues from Valeant products and services as follows: U.S. Neurology and Other — $67.8 million; U.S. Dermatology — $61.8 million; Canada and Australia — $43.2 million; Branded Generics — Europe — $52.2 million; and Branded Generics — Latin America — $56.4 million.

(b)
Branded Generics — Europe segment revenues reflect incremental revenues from PharmaSwiss products and services of $16.2 million commencing on the acquisition date.

        Total revenues increased $345.4 million, or 157%, to $565.0 million in the first quarter of 2011, compared with $219.6 million in the first quarter of 2010. A substantial portion of this increase was due to the incremental revenues from Valeant products and services of $281.3 million, while the remaining increase was mainly attributable to the effect of the following factors in the U.S. Dermatology segment:

  •
  alliance revenue of $36.0 million on the out-license of the Cloderm® product rights; and

  •
  an increase in Zovirax® product sales of $15.0 million, or 38%, to $54.0 million in the first quarter of 2011, compared with $39.0 million in the first quarter of 2010, reflecting the shipment of launch quantities of a new 30g presentation of the ointment form of the product in the first quarter of 2011, which has resulted in a temporary increase of approximately one-month supply of the product at the wholesale level. We expect to see an overall decline in Zovirax® product sales in the second quarter of 2011, as we introduce physicians and patients to this new presentation and remaining wholesale inventories of the original 15g ointment tubes are sold through.

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

        The following table displays profit (loss) by segment for the first quarters of 2011 and 2010, the percentage of each segment's profit (loss) compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment's profit (loss). Percentages may not add due to rounding.

	Three Months Ended March 31
	2011(a)		2010		Change
($ in 000s)	$	%	$	%	$	%
U.S. Neurology and Other	99,509	47	76,662	52	22,847	30
U.S. Dermatology	34,808	23	15,543	40	19,265	124
Canada and Australia	20,922	30	9,518	39	11,404	120
Branded Generics — Europe(b)	5,379	7	5,474	70	(95)	(2)
Branded Generics — Latin America	(5,938)	(11)	—	—	(5,938)	NM

Total segment profit	154,680	27	107,197	49	47,483	44

(a)
Segment profit (loss) reflects the addition of Valeant's operations, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $16.9 million; U.S. Dermatology — $21.7 million; Canada and Australia — $9.6 million; Branded Generics — Europe — $9.7 million; and Branded Generics — Latin America — $16.0 million.

(b)
Branded Generics — Europe segment profit reflects the addition of PharmaSwiss operations commencing on the acquisition date, including the impact of acquisition accounting adjustments related to the fair adjustments to inventory and identifiable intangible assets of $5.1 million.

        Total segment profit increased $47.5 million, or 44%, to $154.7 million in the first quarter of 2011, compared with $107.2 million in the first quarter of 2010. A substantial portion of this increase was due to the inclusion of Valeant's operations, net of realized synergies from the Merger, while the remaining increase was mainly attributable to the effect of the following factors in the U.S. Dermatology segment:

  •
  an increased contribution from Zovirax® product sales of $14.9 million, reflecting the supply of the new 30g presentation of the ointment form of the product in the first quarter of 2011, and a lower supply price for inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, such that we retain a greater share of the economic interest in the brand; and

  •
  the net contribution of $5.3 million from the out-license of Cloderm®.

Operating Expenses

        The following table displays the dollar amount of each operating expense category for the first quarters of 2011 and 2010, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended March 31
	2011		2010		Change
($ in 000s)	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	169,287	30	58,955	27	110,332	187
Cost of alliance and service revenues	33,945	6	3,307	2	30,638	926
Selling, general and administrative	139,506	25	43,513	20	95,993	221
Research and development	13,670	2	12,577	6	1,093	9
Amortization of intangible assets	112,043	20	33,300	15	78,743	236
Restructuring and other costs	17,539	3	613	—	16,926	2,761
Acquired IPR&D	2,000	—	51,003	23	(49,003)	(96)
Acquisition-related costs	1,507	—	—	—	1,507	NM
Legal settlements	400	—	—	—	400	NM

Total operating expenses	489,897	87	203,268	93	286,629	141

NM — Not meaningful

Cost of Goods Sold

        Cost of goods sold, which excludes the amortization of intangible assets described separately below under "— Amortization of Intangible Assets", increased $110.3 million, or 187%, to $169.3 million in the first quarter of 2011, compared with $59.0 million in the first quarter of 2010. The percentage increase in cost of goods sold was higher than the corresponding 136% increase in total product sales in the first quarter of 2011, primarily due to:

  •
  the addition of the cost of Valeant and PharmaSwiss product sales, including the impact of the acquisition accounting adjustment of $29.9 million, in the aggregate, to Valeant and PharmaSwiss inventories that were subsequently sold in the first quarter of 2011.

        That factor was partially offset by:

  •
  the effect of the lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, which favourably impacted cost of goods sold by $6.7 million in the first quarter of 2011.

Cost of Alliance and Service Revenues

        Cost of alliance and service revenues increased $30.6 million, or 926%, to $33.9 million in the first quarter of 2011, compared with $3.3 million in the first quarter of 2010, primarily due to the inclusion of the $30.7 million carrying amount of the Cloderm® intangible asset, which was expensed on the out-license of the product rights in the first quarter of 2011.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $96.0 million, or 221%, to $139.5 million in the first quarter of 2011, compared with $43.5 million in the first quarter of 2010, primarily due to:

  •
  the addition of Valeant's operating costs;

  •
  an increase of $27.5 million in share-based compensation expense charged to selling, general and administrative expenses, including approximately $13.6 million related to the amortization of the fair value increment on Valeant stock options and RSUs converted into Biovail awards, and $8.8 million related to an equitable adjustment to certain vested stock options awards outstanding as of March 9, 2011, in connection with the post-Merger special dividend of $1.00 per common share declared and paid in the fourth quarter of 2010; and

  •
  an increase of $2.7 million in compensation expense related to deferred share units ("DSUs") held by directors, which reflected the impact of a year-over-year increase in the underlying trading price of our common shares.

Research and Development Expenses

        Research and development expenses increased $1.1 million, or 9%, to $13.7 million in the first quarter of 2011, compared with $12.6 million in the first quarter of 2010, reflecting the addition of Valeant's operating costs, which were mostly offset by the impact of the termination of certain of our specialty CNS drug development programs in the fourth quarter of 2010.

Amortization of Intangible Assets

        Amortization expense increased $78.7 million, or 236%, to $112.0 million in the first quarter of 2011, compared with $33.3 million in the first quarter of 2010, primarily due to the inclusion of the amortization of the Valeant and PharmaSwiss identifiable intangible assets of $75.9 million and $1.6 million, respectively.

Restructuring and Other Costs

        As described above under "Merger-Related Cost-Rationalization and Integration Initiatives", we recognized a Merger-related restructuring charge of $17.5 million in the first quarter of 2011.

Acquired IPR&D

        In the first quarter of 2011, we recorded an acquired IPR&D charge of $2.0 million related to the acquisition of the Canadian rights to Cholestagel®, which was accounted for as a purchase of IPR&D assets with no alternative future use. In the corresponding period of 2010, we paid $51.0 million to acquire certain specialty CNS drug development programs, which programs were terminated following the Merger.

Non-Operating Income (Expense)

        The following table displays the dollar amounts of each non-operating income or expense category in the first quarters of 2011 and 2010; and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended March 31
	2011	2010	Change
($ in 000s; Income (Expense))	$	$	$	%
Interest income	803	188	615	327
Interest expense	(69,137)	(9,827)	(59,310)	604
Loss on extinguishment of debt	(8,262)	—	(8,262)	NM
Foreign exchange and other	2,807	(623)	3,430	NM
Gain (loss) on investments, net	1,769	(155)	1,924	NM

Total non-operating income (expense)	(72,020)	(10,417)	(61,603)	591

NM — Not meaningful

Interest Expense

        Interest expense increased $59.3 million, or 604%, to $69.1 million in the first quarter of 2011, compared with $9.8 million in the first quarter of 2010, reflecting the legacy Valeant debt assumed as of the Merger Date, and the post-Merger issuances of senior notes in the fourth quarter of 2010 and in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets

(Liabilities)"). Interest expense in the first quarters of 2011 and 2010 included the non-cash amortization of debt discounts and deferred financing costs of $3.9 million and $4.1 million, respectively, in the aggregate.

Loss on Extinguishment of Debt

        In the first quarter of 2011, we recognized a loss of $8.3 million on the repurchase of $52.3 million aggregate principal amount of the 5.375% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program").

Income Taxes

        The following table displays the dollar amounts of the current and deferred provisions for income taxes in the first quarters of 2011 and 2010; and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended March 31
	2011	2010	Change
($ in 000s; Income (Expense))	$	$	$	%
Current income tax expense	16,400	4,800	11,600	242
Deferred income tax expense (benefit)	(19,773)	4,300	(24,073)	NM

Total provision for (recovery of) income taxes	(3,373)	9,100	(12,473)	NM

NM — Not meaningful

        In the first quarter of 2011, we recognized a recovery of income taxes of $3.4 million, which comprised $3.2 million related to the expected tax benefit in tax jurisdictions outside of Canada and $0.2 million related to Canadian income taxes. In the first quarter of 2011, our effective tax rate was primarily impacted by (i) the release of liabilities for uncertain tax positions due to the settlement of various tax examinations in the U.S. and (ii) a partial release of valuation allowance specific to the Canadian net deferred tax assets.

SUMMARY OF QUARTERLY RESULTS

        The following table displays a summary of our quarterly results of operations and operating cash flows for each of the eight most recently completed quarters:

	2011	2010				2009
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
($ in 000s, except per share data)	$	$	$	$	$	$	$	$
Revenues	565,026	514,564	208,267	238,771	219,635	241,053	212,523	193,535
Expenses	489,897	563,516	334,579	189,959	203,268	182,405	154,179	182,988

Operating income (loss)	75,129	(48,952)	(126,312)	48,812	16,367	58,648	58,344	10,547

Net income (loss)	6,482	(31,130)	(207,882)	33,969	(3,150)	73,000	40,362	24,090

Basic and diluted earnings (loss) per share	0.02	(0.10)	(1.27)	0.21	(0.02)	0.46	0.25	0.15

Net cash provided by (used in) operating activities	86,330	(1,399)	110,924	108,913	44,753	127,647	89,197	97,081

        Our results of operations and cash flows for the first quarter of 2011 and fourth quarter of 2010 reflect the impact of the Merger, including increased expenses associated with the acquisition accounting adjustments on the identifiable intangible assets and inventories of Valeant, and the impact of the Merger-related cost-rationalization and integration initiatives and Merger-related transaction costs, as well as interest costs related to debt issued in connection with the Merger.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Financial Condition

        The following table displays a summary of our financial condition as of March 31, 2011 and December 31, 2010:

	As of March 31 2011	As of December 31 2010	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	401,752	394,269	7,483	2
Long-lived assets(a)	10,193,106	9,655,908	537,198	6
Long-term debt, including current portion	(4,716,371)	(3,595,277)	(1,121,094)	31
Shareholders' equity	(4,708,675)	(4,911,096)	202,421	(4)

(a)
Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.

Cash and Cash Equivalents

        Cash and cash equivalents increased $7.5 million, or 2%, to $401.8 million as of March 31, 2011, compared with $394.3 million at December 31, 2010, which primarily reflected the following sources of cash:

  •
  $2,139.7 million of net proceeds on the issuance of senior notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $86.3 million in operating cash flows; and

  •
  $47.3 million in proceeds from stock option exercises, including tax benefits.

        Partially offset by the following uses of cash:

  •
  $975.0 million repayment of the Term Loan A Facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $766.6 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the PharmaSwiss and Zovirax® acquisitions;

  •
  $274.8 million related to the repurchase of common shares from ValueAct and $141.5 million paid to repurchase a portion of the 5.375% Convertible Notes, which included the payment of accreted interest of $2.3 million (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program");

  •
  $40.0 million paid in March 2011 to acquire shares of common stock of Cephalon;

  •
  $39.5 million of employee withholding taxes paid in connection with the exercise of share-based awards; and

  •
  $21.5 million of additions to property, plant and equipment.

Long-Lived Assets

        Long-lived assets increased $537.2 million, or 6%, to $10,193.1 million as of March 31, 2011, compared with $9,655.9 million at December 31, 2010, primarily due to:

  •
  the inclusion of the acquired long-lived tangible and intangible assets and goodwill of PharmaSwiss of $382.9 million in the aggregate (as described above under "Acquisitions — PharmaSwiss — Assets Acquired and Liabilities Assumed");

  •
  the $300.0 million paid to acquire the U.S. and Canadian rights to Zovirax®; and

  •
  additions to property, plant and equipment of $21.5 million.

        Those factors were partially offset by:

  •
  the depreciation of plant and equipment and amortization of intangible assets of $127.0 million in the aggregate; and

  •
  the $30.7 million carrying amount of the Cloderm® intangible assets expensed in connection with the out-license of the product rights.

Long-term Debt

        Long-term debt (including the current portion) increased $1,121.1 million, or 31%, to $4,716.4 million as of March 31, 2011, compared with $3,595.3 million at December 31, 2010, primarily due to:

  •
  the issuance of $2,139.7 million principal amount of senior notes in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

        That factor was partially offset by:

  •
  the $975.0 million repayment of the Term Loan A Facility; and

  •
  the repurchase of $46.3 million carrying amount of the 5.375% Convertible Notes, exclusive of related deferred financing costs (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program").

Shareholders' Equity

        Shareholders' equity declined $202.4 million, or 4%, to $4,708.7 million as of March 31, 2011, compared with $4,911.1 million at December 31, 2010, primarily due to:

  •
  a decrease of $274.8 million related to the repurchase of common shares from ValueAct and the excess of $88.5 million of the purchase price of the 5.375% Convertible Notes over their estimated fair value (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program").

        That factor was partially offset by:

  •
  a positive foreign currency translation adjustment of $99.1 million to other comprehensive income, mainly due to the impact of the strengthening of the Canadian dollar and euro relative to the U.S. dollar, which increased the reported value of our net assets denominated in those currencies;

  •
  $29.9 million of share-based compensation recorded in additional paid-in capital;

  •
  proceeds of $23.2 million from the issuance of common shares on the exercise of stock options; and

  •
  the unrealized gain of $18.7 million recognized in other comprehensive income related to our investment in shares of Cephalon common stock.

Cash Flows

        The following table displays cash flow information for the first quarters of 2011 and 2010:

	Three Months Ended March 31
	2011	2010	Change
($ in 000s)	$	$	$	%
Net cash provided by operating activities	86,330	44,753	41,577	93
Net cash used in investing activities	(825,334)	(43,880)	(781,454)	1,781
Net cash provided by (used in) financing activities	742,767	(12,702)	755,469	NM
Effect of exchange rate changes on cash and cash equivalents	3,720	258	3,462	1,342

Net increase (decrease) in cash and cash equivalents	7,483	(11,571)	19,054	(165)
Cash and cash equivalents, beginning of period	394,269	114,463	279,806	244

Cash and cash equivalents, end of period	401,752	102,892	298,860	290

Operating Activities

        Net cash provided by operating activities increased $41.6 million, or 93%, to $86.3 million in the first quarter of 2011, compared with $44.8 million in the first quarter of 2010, primarily due to:

  •
  the inclusion of cash flows from Valeant's operations in the first quarter of 2011;

  •
  the increased contribution from Zovirax® product sales of $14.9 million in the first quarter of 2011, related to the launch of the 30g presentation of the ointment form of the product, and the reduced supply price for inventory purchased from GSK following the acquisition of the U.S. rights; and

  •
  the timing of other receipts and payments in the ordinary course of business.

        Those factors were partially offset by:

  •
  payments related to the Merger-related restructuring charges ($23.1 million) and legacy Valeant pre-Merger restructuring cost obligations assumed as of the Merger Date ($15.9 million); and

  •
  legal settlement payments related to Biovail legacy litigation matters ($16.0 million) in the first quarter of 2011.

Investing Activities

        Net cash used in investing activities increased $781.5 million, or 1,781%, to $825.3 million in the first quarter of 2011, compared with $43.9 million in the first quarter of 2010, primarily due to:

  •
  an increase of $766.6 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets, mainly in respect of the PharmaSwiss and Zovirax® acquisitions in the first quarter of 2011;

  •
  the $40.0 million paid in March 2011 to acquire shares of common stock of Cephalon; and

  •
  an increase of $17.9 million in additions to property, plant and equipment.

        Those factors were partially offset by:

  •
  a decrease of $50.0 million, in the aggregate, related to the acquisition of certain specialty CNS drug development programs in the first quarter of 2010 that did not similarly occur in the first quarter of 2011.

Financing Activities

        Net cash provided by financing activities was $742.8 million in the first quarter of 2011, compared with cash used of $12.7 million in the first quarter of 2010, reflecting an increase of $755.5 million, primarily due to:

  •
  an increase related to net proceeds of $2,139.7 million from the issuance of senior notes in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  an increase of $45.7 million in proceeds from stock option exercises, including tax benefits.

        Those factors were partially offset by:

  •
  a decrease of $975.0 million related to the repayment of the Term Loan A Facility in the first quarter of 2011;

  •
  a decrease of $274.8 million related to the repurchase of common shares from ValueAct in the first quarter of 2011;

  •
  a decrease of $139.2 million related to the repurchase of a portion of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the first quarter of 2011; and

  •
  a decrease of $39.5 million related to employee withholding taxes paid on the exercise of employee share-based awards.

Financial Assets (Liabilities)

        The following table displays our net financial liability position as of March 31, 2011 and December 31, 2010:

		As of March 31 2011	As of December 31 2010
				Change
	Maturity Date
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		401,752	394,269	7,483	2
Marketable securities		84,252	8,166	76,086	932

Total financial assets		486,004	402,435	83,569	21

Financial liabilities:
Term Loan A Facility		—	(975,000)	975,000	(100)
Senior Notes:
6.50%	July 2016	(950,000)	—	(950,000)	NM
6.75%	October 2017	(497,681)	(497,589)	(92)	—
6.875%	December 2018	(992,737)	(992,498)	(239)	—
7.00%	October 2020	(695,847)	(695,735)	(112)	—
6.75%	August 2021	(650,000)	—	(650,000)	NM
7.25%	July 2022	(539,747)	—	(539,747)	NM
Convertible Notes:
4.00%	November 2013	(221,145)	(220,792)	(353)	—
5.375%	August 2014	(151,990)	(196,763)	44,773	(23)
Other		(17,224)	(16,900)	(324)	2

Total financial liabilities		(4,716,371)	(3,595,277)	(1,121,094)	31

Net financial liabilities		(4,230,367)	(3,192,842)	(1,037,525)	32

NM — Not meaningful

        Our primary sources of liquidity are our cash flows from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations will be sufficient to meet our liquidity needs, based on our current expectations. We have no material commitments for capital expenditures. Part of our business strategy is to expand through strategic acquisitions, which may require us to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes.

        On September 27, 2010, Valeant and certain of its subsidiaries entered into a Credit and Guaranty Agreement (the "Credit Agreement") with a syndicate of lending institutions, consisting of (1) a four-and-one-half-year non-amortizing $125.0 million Revolving Credit Facility, (2) a five-year amortizing $1.0 billion Term Loan A Facility, and (3) a six-year amortizing $1.625 billion term loan B facility (the "Term Loan B Facility"). Effective November 29, 2010, the Term Loan B Facility was repaid in full. Effective March 8, 2011, Valeant terminated the Credit Agreement, using a portion of the net proceeds from the combined offering of 6.50% senior notes due 2016 (the "2016 Notes") and 6.75% senior notes due 2022 (the "2022 Notes") (as described below) to prepay the amounts outstanding under the Term Loan A Facility and cancel the undrawn Revolving Credit Facility.

        On February 8, 2011, Valeant issued $650.0 million aggregate principal amount of 6.75% senior notes due 2021 (the "2021 Notes"). Interest on the 2021 Notes accrues at the rate of 6.75% per year. The net proceeds of the 2021 Notes offering were principally used to finance the PharmaSwiss and Zovirax® acquisitions.

        On March 8, 2011, Valeant issued $950.0 million aggregate principal amount of 2016 Notes and $550.0 million aggregate principal amount of 2022 Notes. The 2016 Notes accrue interest at the rate of 6.50% per year, and the 2022 Notes accrue interest at the rate of 7.25% per year. The 2016 Notes were issued at par and the 2022 Notes were issued at 98.125% of par for an effective annual yield of 7.50%. Net proceeds of the 2016 Notes and 2022 Notes offering were principally used to prepay the amounts outstanding under Valeant's Term Loan A Facility and cancel the undrawn Revolving Credit Facility, as described above, and to fund the repurchase of our common shares from ValueAct (as described below under "— Securities Repurchase Program").

        The senior notes issued by Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $3,931.1 million and total liabilities of $1,184.6 million as of March 31, 2011, and net revenues of $151.6 million and a loss from operations of $5.4 million for the three-month period ended March 31, 2011.

        On April 20, 2011, we distributed a notice of redemption to holders of the 4.0% Convertible Subordinated Notes due 2013 (the "4.0% Convertible Notes") of Valeant. We will redeem all of the outstanding 4.0% Convertible Notes on May 20, 2011 (the "Redemption Date"), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued an unpaid interest to, but excluding, the Redemption Date. The 4.0% Convertible Notes called for redemption may be converted at any time before the close of business on May 19, 2011, but may not be converted on or after the Redemption Date unless the Company fails to pay the redemption price. Upon conversion, the 4.0% Convertible Notes will be settled in common shares of the Company, at a current conversion rate of 79.0667 common shares per $1,000 principal amount of notes, which represents a conversion price of approximately $12.65 per share.

Securities Repurchase Program

        On November 4, 2010, we announced that the board of directors approved a securities repurchase program (the "securities repurchase program"), pursuant to which we may make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law. Our board of directors also approved a sub-limit of up to 16.0 million common shares, representing approximately 10% of the Company's public float (as estimated at the commencement of the securities repurchase program), to be purchased for cancellation under a normal course issuer bid through the facilities of the New York Stock Exchange ("NYSE") and Toronto Stock Exchange ("TSX"). We may initially make purchases under the securities repurchase program of up to 15.0 million common shares through the facilities of the NYSE, in accordance with applicable rules and guidelines. This represented approximately 5% of our issued and outstanding common shares as of November 4, 2010. Following additional filings and related approvals, we may also purchase common shares over the TSX. The program does not require us to repurchase a minimum number of securities, and the program may be modified, suspended or terminated at any time without prior notice. The securities repurchase program will terminate on November 7, 2011 or at such earlier time as we complete our purchases. The amount of securities to be purchased and the timing of purchases under the securities repurchase program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements. The securities to be repurchased will be funded using our cash resources.

        In the first quarter of 2011, we repurchased $52.3 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $141.5 million. The carrying amount of the 5.375% Convertible Notes purchased was $44.7 million (net of $1.5 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $53.0 million. The difference of $8.3 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $88.5 million between the estimated fair value of $53.0 million and the purchase price of $141.5 million was charged to shareholders' equity. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $2.3 million, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities. In May 2011, we repurchased an additional $11.5 million principal amount of the 5.375% Convertible Notes for cash consideration of $39.8 million.

        On March 10, 2011, we repurchased 7,366,419 of our common shares from ValueAct for an aggregate purchase price of $274.8 million negotiated at a 5.77% discount over a 20-day trading day average. At March 31, 2011, we had recorded an estimated $35.2 million receivable from ValueAct in relation to withholding taxes on the repurchase. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

        Since the commencement of the securities repurchase program, we have repurchased a total of $190.1 million principal amount of the 5.375% Convertible Notes for consideration of $440.5 million and 9,671,419 of our common shares for consideration of $334.9 million.

        On May 6, 2011, a subsidiary of the Company entered into an agreement to purchase approximately 4,500,000 of our common shares from ValueAct for $224.9 million. This purchase is expected to close in mid-May, in advance of the redemption for the 4.0% Convertible Notes, which we expect to be fully settled in common shares upon conversion (as described above).

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

        The following table summarizes expected principal and interest payments on long-term debt as of March 31, 2011:

	Payments Due by Period
	Total	2011	2012 and 2013	2014 and 2015	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt obligations(a)	7,346,300	243,462	855,329	774,634	5,472,875

(a)
Expected interest payments assume repayment of the principal amount of the related debt obligations at maturity.

        There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading "Off-Balance Sheet Arrangements and Contractual Obligations" in the annual MD&A contained in the 2010 Form 10-K.

OUTSTANDING SHARE DATA

        Our common shares are listed on the TSX and the NYSE under the ticker symbol "VRX".

        As of May 5, 2011, we had 298,061,756 issued and outstanding common shares and 1,597,887 common shares issuable in connection with the Merger. In addition, we had 11,221,555 stock options and 2,082,217 time-based RSUs that each represent the right of a holder to receive one of the Company's common shares, and 1,718,929 performance-based RSUs that represent the right of a holder to receive up to 300% of the RSUs granted. A maximum of 3,727,525 common shares could be issued upon vesting of the performance-based RSUs outstanding.

        Assuming full share settlement, 11,146,906 common shares are issuable upon the conversion of the 5.375% Convertible Notes (based on a current conversion rate of 69.6943 common shares per $1,000 principal amount of notes, subject to adjustment), and 17,782,812 common shares are issuable upon the conversion of our 4.0% convertible subordinated notes due 2013 (based on a current conversion rate of 79.0667 common shares per $1,000 principal amount of notes, subject to adjustment). Under call option agreements on our common shares assumed in connection with the Merger, we have the right but not the obligation to buy up to 15,813,338 of our common shares from the counterparties to these agreements, and the counterparties have the right but not the obligation to buy from us an identical number of common shares.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Except as described below, there have been no material changes to our exposures to market risks as disclosed under the heading "Quantitative and Qualitative Disclosures About Market Risks" in the annual MD&A contained in the 2010 Form 10-K.

Interest Rate Risk

        As of March 31, 2011, we had $4,746.3 million principal amount of issued fixed rate debt that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of March 31, 2011 was $5,763.2 million. If interest rates were to increase or decrease by 100 basis-points the fair value of our long-term debt would increase or decrease by approximately $292.0 million. However, changes in interest rates would not affect our earnings or cash flows, as we did not have any issued variable rate debt as of March 31, 2011, following the prepayment of the Term Loan A Facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our consolidated financial statements, and which require management's most subjective and complex judgment due to the need to select policies from among alternatives available and make estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed under the heading "Critical Accounting Policies and Estimates" in the annual MD&A contained in the 2010 Form 10-K.

NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

        Information regarding the adoption of new accounting standards is contained in note 2 to the unaudited consolidated financial statements.

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

  •
  our ability to obtain components, raw materials or other products supplied by third parties;

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

Item 4.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011. There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        For information concerning legal proceedings, reference is made to note 16 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors disclosed in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On November 4, 2010, the Company announced that the board of directors approved a securities repurchase program (the "securities repurchase program"), pursuant to which the Company may make purchases of its common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law. The securities repurchase program expires on November 7, 2011. Set forth below is information regarding securities repurchased under the securities repurchase program in the three-month period ended March 31, 2011:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plan		Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plan
January 2011	11,365	(1)	$2,185.01	11,365	(1)	$1,155,786,922
February 2011	—		$—	—		$—
March 2011	40,948	(1)	$2,849.52	40,948	(1)	$1,039,104,931
March 2011	7,366,419	(2)	$37.30	7,366,419	(2)	$764,354,931

(1)
$1,000 principal amount of 5.375% senior convertible notes due 2014.

(2)
Common shares.

Item 3.   Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

2.1	Stock Purchase Agreement, dated January 31, 2011, between Biovail International S.a.r.l. and the stockholders of PharmaSwiss SA, originally filed as Exhibit 2.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.*†
2.2
Asset Purchase Agreement, dated February 2, 2011, between Biovail Laboratories International SRL and GlaxoSmithKline LLC, originally filed as Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.*†
2.3
Purchase Agreement, dated as of February 24, 2011, between the Company and ValueAct Capital Master Fund, L.P., originally filed as Exhibit 2.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.†

2.4	Purchase Agreement, dated as of May 6, 2011, between ValueAct Capital Master Fund, L.P. and 0909657 B.C. Ltd.**†
4.1
Indenture, dated as of March 8, 2011, by and among Valeant, the Company, other guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 2016 Notes and 2022 Notes, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 10, 2011, which is incorporated by reference herein.
4.2
Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 9, 2010, which is incorporated by reference herein.
10.1
Employment Agreement between the Company and J. Michael Pearson, dated as of March 21, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2011, which is incorporated by reference herein.
10.2
Trademark and Domain Name License Agreement, dated as of February 22, 2011, by and between GlaxoSmithKline LLC and Biovail Laboratories International SRL, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.††
101.LAB	XBRL Taxonomy Extension Label Linkbase.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase.††

*
Portions of this exhibit have been omitted pursuant to an application for confidential treatment. Such information has been omitted and filed separately with the SEC.

**
Filed herewith.

†
One or more exhibits or schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

††
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: May 10, 2011	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	/s/ PHILIP W. LOBERG Philip W. Loberg Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

 INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1	Stock Purchase Agreement, dated January 31, 2011, between Biovail International S.a.r.l. and the stockholders of PharmaSwiss SA, originally filed as Exhibit 2.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.*†
2.2
Asset Purchase Agreement, dated February 2, 2011, between Biovail Laboratories International SRL and GlaxoSmithKline LLC, originally filed as Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.*†
2.3
Purchase Agreement, dated as of February 24, 2011, between the Company and ValueAct Capital Master Fund, L.P., originally filed as Exhibit 2.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.†
2.4	Purchase Agreement, dated as of May 6, 2011, between ValueAct Capital Master Fund, L.P. and 0909657 B.C. Ltd.**†
4.1
Indenture, dated as of March 8, 2011, by and among Valeant, the Company, other guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 2016 Notes and 2022 Notes, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 10, 2011, which is incorporated by reference herein.
4.2
Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 9, 2010, which is incorporated by reference herein.
10.1
Employment Agreement between the Company and J. Michael Pearson, dated as of March 21, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2011, which is incorporated by reference herein.
10.2
Trademark and Domain Name License Agreement, dated as of February 22, 2011, by and between GlaxoSmithKline LLC and Biovail Laboratories International SRL, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.††
101.SCH	XBRL Taxonomy Extension Schema.††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.††
101.LAB	XBRL Taxonomy Extension Label Linkbase.††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.††
101.DEF	XBRL Taxonomy Extension Definition Linkbase.††

*
Portions of this exhibit have been omitted pursuant to an application for confidential treatment. Such information has been omitted and filed separately with the SEC.

**
Filed herewith.

†
One or more exhibits or schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

††
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Balance Sheets
  Consolidated Statements of Income (Loss)
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
SIGNATURES
INDEX TO EXHIBITS