Form 10-Q
period 2011-06-30
Valeant Pharmaceuticals International, Inc.
filed 2011-08-08
CIK 885590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

        Common shares, no par value — 300,237,443 shares issued and outstanding as of August 2, 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

        These forward-looking statements relate to, among other things: the expected benefits of the Merger and other acquisitions, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.

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

  •
  factors relating to the integration of Valeant and Biovail, as well as other companies, businesses and products acquired by the Company, including the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

  •
  the challenges and difficulties associated with managing a larger, more complex, combined business;

  •
  the challenges and difficulties associated with managing the rapid growth of our Company and business;

  •
  our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of our significant operating subsidiary in Barbados, as well as the low tax rate for the profits of our PharmaSwiss S.A. subsidiary based in Switzerland;

  •
  the introduction of products that compete against our products that do not have patent or data exclusivity rights, which products represent a significant portion of our revenues;

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

  •
  our ability to close transactions on a timely basis or at all;

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

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. of Part II of this Form 10-Q and under Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	As of June 30 2011	As of December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$238,945	$394,269
Marketable securities	2,954	6,083
Accounts receivable, net	411,547	274,819
Inventories, net	259,783	229,582
Prepaid expenses and other current assets	24,964	26,088
Assets held for sale	4,336	4,014
Income taxes receivable	23,738	8,243
Deferred tax assets, net	79,420	77,068

Total current assets	1,045,687	1,020,166
Marketable securities	9,170	2,083
Property, plant and equipment, net	318,851	281,752
Intangible assets, net	6,959,907	6,372,780
Goodwill	3,358,917	3,001,376
Deferred tax assets, net	81,722	80,085
Other long-term assets, net	53,619	36,875

Total assets	$11,827,873	$10,795,117

LIABILITIES
Current liabilities:
Accounts payable	$126,709	$101,324
Accrued liabilities	415,651	442,114
Acquisition-related contingent consideration	111,007	—
Income taxes payable	67,552	9,153
Deferred revenue	19,062	21,520
Current portion of long-term debt	17,500	116,900
Liabilities for uncertain tax positions	646	646
Deferred tax liabilities, net	3,767	799

Total current liabilities	761,894	692,456
Deferred revenue	42,506	50,021
Acquisition-related contingent consideration	309,691	20,220
Long-term debt	4,529,289	3,478,377
Liabilities for uncertain tax positions	101,795	96,102
Deferred tax liabilities, net	1,251,086	1,436,743
Other long-term liabilities	166,194	110,102

Total liabilities	7,162,455	5,884,021

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 300,195,091 and 302,448,934 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,872,994	5,251,730
Additional paid-in capital	396,838	495,041
Accumulated deficit	(1,887,343)	(934,511)
Accumulated other comprehensive income	282,929	98,836

Total shareholders' equity	4,665,418	4,911,096

Total liabilities and shareholders' equity	$11,827,873	$10,795,117

Commitments and contingencies (note 18)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(All dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues
Product sales	$530,035	$231,245	$1,030,456	$443,278
Alliance and royalty	65,988	4,647	124,402	8,996
Service and other	13,364	2,879	19,555	6,132

	609,387	238,771	1,174,413	458,406

Expenses
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	169,912	63,850	339,199	122,805
Cost of alliance and service revenues	3,395	3,372	37,340	6,679
Selling, general and administrative	149,657	45,094	289,163	88,607
Research and development	17,764	23,644	31,434	36,221
Amortization of intangible assets	114,946	33,299	226,989	66,599
Restructuring and integration costs	27,626	2,881	45,165	3,494
Acquired in-process research and development	2,000	10,242	4,000	61,245
Acquisition-related costs	1,869	7,577	3,376	7,577
Legal settlements	2,000	—	2,400	—
Acquisition-related contingent consideration	1,752	—	2,138	—

	490,921	189,959	981,204	393,227

Operating income	118,466	48,812	193,209	65,179
Interest income	1,086	234	1,889	422
Interest expense	(83,073)	(9,952)	(151,824)	(19,779)
Loss on extinguishment of debt	(14,748)	—	(23,010)	—
Foreign exchange and other	847	667	3,654	44
Gain (loss) on investments, net	21,158	(392)	22,927	(547)

Income before provision for (recovery of) income taxes	43,736	39,369	46,845	45,319
Provision for (recovery of) income taxes	(12,624)	5,400	(15,997)	14,500

Net income	$56,360	$33,969	$62,842	$30,819

Basic earnings per share	$0.19	$0.21	$0.21	$0.19

Diluted earnings per share	$0.17	$0.21	$0.19	$0.19

Weighted-average common shares (000s)
Basic	303,426	158,510	303,587	158,449
Diluted	331,369	161,019	332,130	160,115

Cash dividends declared per share	$—	$0.095	$—	$0.185

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT

(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Accumulated deficit, beginning of period	$(1,206,692)	$(263,464)	$(934,511)	$(245,974)
Net income	56,360	33,969	62,842	30,819
Repurchase of common shares	(145,764)	—	(292,605)	—
Repurchase of equity component of convertible debt	(574,791)	—	(654,831)	—
Employee withholding taxes related to share-based awards	(16,456)	—	(68,238)	—
Cash dividends declared and dividend equivalents	—	(15,174)	—	(29,514)

Accumulated deficit, end of period	$(1,887,343)	$(244,669)	$(1,887,343)	$(244,669)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Cash Flows From Operating Activities
Net income	$56,360	$33,969	$62,842	$30,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,276	40,233	249,278	80,281
Amortization of deferred revenue	(4,776)	(4,776)	(9,551)	(9,551)
Amortization of discounts on long-term debt	1,945	2,837	4,587	5,638
Amortization of deferred financing costs	469	1,332	1,761	2,644
Share-based compensation	25,558	1,895	55,451	3,552
Tax benefits from stock options exercised	(7,566)	—	(31,616)	—
Deferred income taxes	(18,724)	700	(38,497)	5,000
Acquired in-process research and development	2,000	10,242	4,000	61,245
Acquisition-related contingent consideration	1,752	—	2,138	—
Allowances for losses on accounts receivable and inventories	2,091	3,757	2,472	246
Acquisition accounting adjustment on inventory sold	16,262	—	46,171	—
Non-cash cost of alliance revenue	—	—	30,686	—
Payment of accrued legal settlements	(400)	—	(16,400)	(5,950)
Additions to accrued legal settlements	—	—	400	—
Loss on extinguishment of debt	14,748	—	23,010	—
Payment of accreted interest on repurchase of convertible debt	(2,712)	—	(5,001)	—
Gain on sale of marketable securities	(21,316)	—	(21,316)	—
Other	6,263	238	6,982	(129)
Changes in operating assets and liabilities:
Accounts receivable	67,736	(11,432)	(50,745)	3,404
Inventories	(8,217)	5,314	5,143	(5,810)
Prepaid expenses and other current assets	12,497	2,961	5,627	5,236
Accounts payable	27,497	(566)	(10,309)	(30,296)
Accrued liabilities	(51,814)	17,803	10,928	3,000
Income taxes payable	(13,730)	3,676	(14,593)	5,077
Deferred revenue	(1,543)	730	(462)	(740)

Net cash provided by operating activities	226,656	108,913	312,986	153,666

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(96,565)	—	(560,267)	—
Acquisition of intangible assets	(8,000)	(10,242)	(310,885)	(60,245)
Proceeds from sales and maturities of marketable securities	83,865	3,750	86,639	4,965
Purchases of marketable securities	(29,326)	—	(69,342)	—
Purchases of property, plant and equipment	(12,474)	(2,860)	(33,979)	(6,494)
Proceeds from sale of assets	—	—	—	8,542

Net cash used in investing activities	(62,500)	(9,352)	(887,834)	(53,232)

Cash Flows From Financing Activities
Issuance of long-term debt	—	—	2,139,688	—
Repayment of long-term debt	—	(12,500)	(975,000)	(12,500)
Repurchase of common shares	(224,814)	—	(499,564)	—
Repurchase of convertible debt	(199,788)	—	(339,013)	—
Borrowings under credit facilities	100,000	—	100,000	—
Payment of employee withholding tax upon vesting of share-based awards	(15,200)	—	(54,678)	—
Tax benefits from stock options exercised	7,566	—	31,616	—
Proceeds from exercise of stock options	6,133	1,254	29,362	2,798
Financing costs paid	(4,066)	—	(19,813)	—
Cash dividends paid	—	(14,256)	—	(28,502)

Net cash provided by (used in) financing activities	(330,169)	(25,502)	412,598	(38,204)

Effect of exchange rate changes on cash and cash equivalents	3,206	(385)	6,926	(127)

Net increase (decrease) in cash and cash equivalents	(162,807)	73,674	(155,324)	62,103
Cash and cash equivalents, beginning of period	401,752	102,892	394,269	114,463

Cash and cash equivalents, end of period	$238,945	$176,566	$238,945	$176,566

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(369,679)	$—	$(397,150)	$—
Settlement of convertible debt, equity issued	(892,000)	—	(892,000)	—
Cash dividends declared but unpaid	—	(15,064)	—	(15,064)

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

  Adoption of New Accounting Standards

  Effective January 1, 2011, the Company has adopted on a prospective basis the provisions of the following new accounting standards:

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

  The Company will adopt the provisions of the following new accounting standards effective January 1, 2012:

  •
  Guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendments change some fair value measurement principles and disclosure requirements under U.S. GAAP. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

  •
  Guidance requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The amendments do not change the components of other comprehensive income or the calculation of earnings per share. As the guidance relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have a significant impact on the Company's consolidated financial statements.

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

  Assets Acquired and Liabilities Assumed

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Merger Date, as well as measurement period adjustments to the amounts originally recorded in 2010. The measurement period adjustments did not have a material impact on the Company's previously reported results of operations or financial position in any period subsequent to the Merger Date and, therefore, the Company has not retrospectively adjusted its consolidated financial statements.

	Amounts Recognized as of Merger Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of June 30, 2011 (as adjusted)
Cash and cash equivalents	$348,637	$—	$348,637
Accounts receivable	194,930	—	194,930
Inventories	208,874	—	208,874
Other current assets	30,869	—	30,869
Property, plant and equipment	184,757	—	184,757
Identifiable intangible assets, excluding acquired IPR&D(c)	3,844,310	(224,939)	3,619,371
Acquired IPR&D(d)	1,404,956	(4,195)	1,400,761
Other non-current assets	6,108	—	6,108
Current liabilities	(385,574)	874	(384,700)
Long-term debt, including current portion	(2,913,614)	—	(2,913,614)
Deferred income taxes, net	(1,467,791)	157,816	(1,309,975)
Other non-current liabilities	(149,307)	(46,022)	(195,329)

Total indentifiable net assets	1,307,155	(116,466)	1,190,689
Equity component of convertible debt	(225,971)	—	(225,971)
Call option agreements	(28,000)	—	(28,000)
Goodwill	2,878,856	116,466	2,995,322

Total fair value of consideration transferred	$3,932,040	$—	$3,932,040

(a)
As previously reported in the 2010 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) changes in the estimated fair values of certain identifiable intangible assets to better reflect the competitive environment, market potential and economic lives of certain products; and (ii) the tax impact of pre-tax measurement period adjustments and resolution of certain tax aspects of the transaction. The measurement period adjustments were made to reflect market participant assumptions about facts and circumstances existing as of the Merger Date, and did not result from intervening events subsequent to the Merger Date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

(c)
The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2011 (as adjusted)
Product brands	16	$3,114,689	$(190,779)	$2,923,910
Corporate brands	20	168,602	98	168,700
Product rights	9	360,970	(52,949)	308,021
Out-licensed technology and other	7	200,049	18,691	218,740

Total identifiable intangible assets acquired	15	$3,844,310	$(224,939)	$3,619,371

(d)
The following table summarizes the amounts assigned to acquired IPR&D assets:

	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2011 (as adjusted)
Ezogabine/retigabine(1)	$891,461	$—	$891,461
Dermatology products	431,323	(3,100)	428,223
Other	82,172	(1,095)	81,077

Total IPR&D assets acquired	$1,404,956	$(4,195)	$1,400,761

(1)
Refer to note 5 — Collaboration Agreement.

  PharmaSwiss

  Description of the Transaction

  On March 10, 2011, the Company acquired all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and over-the-counter ("OTC") pharmaceutical company based in Zug, Switzerland. The total consideration transferred to effect the acquisition of PharmaSwiss comprised cash paid of $491.2 million (€353.1 million) and the rights to contingent payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss are achieved for the 2011 calendar year. The fair value of the contingent payments was determined to be $27.5 million as of the acquisition date.

  In connection with the transaction, in February 2011, the Company entered into foreign currency forward-exchange contracts to buy €130.0 million, which were settled on March 9, 2011. The Company recorded a $5.1 million gain on the settlement of these contracts, which was partially offset by a foreign exchange loss of $2.4 million recognized on the remaining €220.0 million bought to finance the transaction. The net foreign exchange gain of $2.7 million was recognized in earnings in the three-month period ended March 31, 2011.

  PharmaSwiss is an existing partner to several large pharmaceutical and biotech companies offering regional expertise in such functions as regulatory, compliance, sales, marketing and distribution, in addition to developing its own product portfolio. Through its business operations, PharmaSwiss offers a broad product

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  portfolio in seven therapeutic areas and operations in 19 countries throughout Central and Eastern Europe, including Serbia, Hungary, the Czech Republic and Poland, as well as in Greece and Israel.

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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of June 30, 2011 (as adjusted)
Cash and cash equivalents	$43,940	$—	$43,940
Accounts receivable(c)	63,509	(1,880)	61,629
Inventories(d)	72,144	(1,410)	70,734
Other current assets	14,429	—	14,429
Property, plant and equipment	9,737	—	9,737
Identifiable intangible assets(e)	202,071	7,169	209,240
Other non-current assets	3,122	—	3,122
Current liabilities	(46,866)	—	(46,866)
Deferred income taxes, net	(18,176)	(518)	(18,694)
Other non-current liabilities	(720)	—	(720)

Total indentifiable net assets	343,190	3,361	346,551
Goodwill(f)	171,105	1,052	172,157

Total fair value of consideration transferred	$514,295	$4,413	$518,708

(a)
As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(b)
The measurement period adjustments primarily reflect: (i) an increase in the total fair value of consideration transferred pursuant to a working capital adjustment provision of the purchase agreement; (ii) changes in the estimated fair value of certain intangible assets; and (iii) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company's previously reported consolidated financial statements for the quarter ended March 31, 2011 and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)
The fair value of trade accounts receivable acquired was $61.6 million, with the gross contractual amount being $66.8 million, of which the Company expects that $5.2 million will be uncollectible.

(d)
Includes $18.2 million to record PharmaSwiss's inventory at its estimated fair value.

(e)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2011 (as adjusted)
Partner relationships(1)	7	$130,183	$—	$130,183
Product brands	9	71,888	7,169	79,057

Total identifiable intangible assets acquired	7	$202,071	$7,169	$209,240

(1)
The partner relationships intangible asset represents the value of existing arrangements with various pharmaceutical and biotech companies, for whom PharmaSwiss provides regulatory, compliance, sales, marketing and distribution functions.
(f)
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

  The provisional amount of goodwill has been allocated to the Company's Branded Generics — Europe business segment as indicated in note 10.

  Acquisition-Related Costs

  As of June 30, 2011, the Company had incurred $1.4 million of transaction costs directly related to the PharmaSwiss acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Earnings of PharmaSwiss

  The revenues of PharmaSwiss for the period from the acquisition date to June 30, 2011 were $81.6 million and earnings were $10.8 million, excluding the effects of the acquisition accounting adjustments.

  Elidel®/Xerese™

  On June 29, 2011, the Company entered into a license agreement with Meda Pharma SARL ("Meda") to acquire the exclusive rights to commercialize both Elidel® Cream and Xerese™ Cream in the U.S., Canada

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  and Mexico. In addition, the Company and Meda have the right to undertake development work in respect of Elidel® and Xerese™ products. The Company made an upfront payment to Meda of $76.0 million, and the Company will pay a series of potential milestones of up to $16.0 million and guaranteed royalties totaling $120.0 million in the aggregate through 2011 and 2012. Thereafter, the Company will pay a double-digit royalty to Meda on net sales of Elidel®, Xerese™ and Zovirax®, including additional minimum royalties of $120.0 million in the aggregate during 2013-2015. The Company acquired the U.S. and Canadian rights to non-ophthalmic topical formulations of Zovirax® in the first quarter of 2011 (as described in note 4).

  The Elidel®/Xerese™ transaction has been accounted for as a business combination under the acquisition method of accounting. The fair value of the upfront and contingent consideration, inclusive of royalty payments, was determined to be $437.7 million as of the acquisition date. The total fair value of the consideration transferred has been provisionally assigned (pending the finalization of a definitive valuation) to product brands intangible assets ($406.4 million), acquired IPR&D assets ($33.5 million) and a net deferred income tax liability ($(2.2) million). The product brands intangible assets have an estimated weighted-average useful life of approximately eight years. The acquired IPR&D assets relate to the development of a Xerese® life-cycle product. As of June 30, 2011, the Company had incurred $0.6 million of transaction costs directly related to the license agreement, which have been expensed as acquisition-related costs. In the period from the acquisition date to June 30, 2011, the revenue and earnings from the sale of Elidel® and Xerese™ products under the license agreement were not material to the Company's consolidated results of operations.

  Pro Forma Impact of Material Business Combinations

  The following table presents unaudited pro forma consolidated results of operations for the three-month and six-month periods ended June 30, 2011 and 2010, as if the PharmaSwiss acquisition had occurred as of January 1, 2010 and the Merger had occurred as of January 1, 2009. The unaudited pro forma information does not include the license agreement to acquire the rights to Elidel® and Xerese™, as the impact is immaterial to these pro forma results and it was impracticable to obtain the necessary historical information as discrete financial statements for these product lines were not prepared.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues	$609,387	$546,421	$1,217,485	$1,051,535
Net income (loss)	71,410	(6,464)	98,757	(49,490)
Basic earnings (loss) per share	$0.24	$(0.02)	$0.33	$(0.17)
Diluted earnings (loss) per share	$0.22	$(0.02)	$0.30	$(0.17)

  The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, Valeant and PharmaSwiss. Except to the extent realized in the three-month and six-month periods ended June 30, 2011, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of the Merger or PharmaSwiss acquisition, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month and six-month periods ended June 30, 2011, the unaudited pro forma

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  information does not reflect the costs to integrate the operations of the Company with Valeant and PharmaSwiss.

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

  •
  additional amortization expense related to the provisional fair value of identifiable intangible assets acquired; and

  •
  the exclusion from pro forma earnings in the three-month and six-month periods ended June 30, 2011 of the acquisition accounting adjustments on PharmaSwiss's inventory that was sold subsequent to the acquisition date of $15.3 million and $18.8 million, respectively, and the exclusion of acquisition-related costs of $1.4 million in the six-month period ended June 30, 2011, and the inclusion of those amounts in pro forma earnings for the corresponding periods of 2010.

  In addition, all of the above adjustments were adjusted for the applicable tax impact.

  Other

  In the six-month period ended June 30, 2011, the Company acquired Ganehill Pty Limited ("Ganehill"), an Australian company engaged in the marketing and distribution of skin care products under the Invisible Zinc™ brand. The fair value of the total cash and contingent consideration transferred to effect the acquisition of Ganehill was $19.4 million, which was allocated primarily to product brands intangible assets ($12.7 million) and goodwill ($5.4 million). In addition, the Company acquired certain other businesses, including the Canadian rights to ACZONE®, for $6.4 million in the aggregate, which was recorded to identifiable intangible assets. The Company does not consider these acquisitions to be material, individually or in the aggregate, to its consolidated results of operations and is therefore not presenting actual or pro forma financial information.

4.     ASSET ACQUISITIONS AND DISPOSITION

  Zovirax®

  On February 22, 2011 and March 25, 2011, the Company acquired the U.S. and Canadian rights, respectively, to non-ophthalmic topical formulations of Zovirax® from GlaxoSmithKline ("GSK"). Pursuant to the terms of the asset purchase agreements, the Company paid GSK an aggregate amount of $300.0 million in cash for both the U.S. and Canadian rights. The Company had been marketing Zovirax® in the U.S. since January 1, 2002, under a 20-year exclusive distribution agreement with GSK, which distribution agreement terminated following the closing of the U.S. transaction. The Company has entered into new supply agreements and new trademark license agreements with GSK with respect to the U.S. and Canadian territories.

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

  Other

  On February 9, 2011, the Company acquired the Canadian rights to Cholestagel® from Genzyme Corporation ("Genzyme") for a $2.0 million upfront payment and potential future milestone payments. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use and, accordingly, the upfront payment was charged to acquired IPR&D expense as of the acquisition date. During the three-month period ended June 30, 2011, the Company made a first milestone payment of $2.0 million to Genzyme, which was charged to acquired IPR&D expense in the period.

5.     COLLABORATION AGREEMENT

  In October 2008, Valeant closed the License and Collaboration Agreement (the "Collaboration Agreement") to develop ezogabine/retigabine in collaboration with GSK. Pursuant to the terms of the Collaboration Agreement, Valeant granted co-development rights and worldwide commercialization rights to GSK. In consideration, the Company will receive future cash flows from worldwide sales of ezogabine/retigabine products. In March 2011, the European Commission granted marketing authorization for Trobalt™ (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the U.S. Food and Drug Administration ("FDA") approved the New Drug Application ("NDA") for Potiga™ (ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. As of June 30, 2011, final classification was still under review by the U.S. Drug Enforcement Administration and Potiga™ will not be available for sale until this process is complete.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

5.     COLLABORATION AGREEMENT (Continued)

  In connection with the first sale of Trobalt™ by GSK in the European Union (which occurred in May 2011), GSK paid the Company a $40.0 million milestone payment and will pay up to a 20% royalty on net sales of the product. Upon the first sale of Potiga™ in the U.S., GSK will pay the Company a $45.0 million milestone payment, and the Company will share up to 50% of the net profits from the sale of Potiga™. As substantive uncertainty existed at the inception of the Collaboration Agreement as to whether the milestones would be achieved because of the uncertainty involved with obtaining regulatory approval, no amounts were previously recognized for these potential milestone payments. The milestone payments (1) relate solely to past performance of the Company, (2) are reasonable relative to the other deliverables and payment terms within the Collaboration Agreement, and (3) are commensurate with the Company's efforts in collaboration with GSK to achieve the milestone events and the increase in value of ezogabine/retigabine. Accordingly, the milestones are considered substantive, and the milestone payments are being recognized by the Company as alliance and royalty revenue upon achievement. In the three-month period ended June 30, 2011, the Company recorded the $40.0 million milestone payment from GSK in connection with the launch of Trobalt™.

  The Company's rights to ezogabine/retigabine are subject to an asset purchase agreement between Meda Pharma GmbH & Co. KG ("Meda Pharma") and Xcel Pharmaceuticals, Inc., which was acquired by Valeant in 2005 (the "Meda Pharma Agreement"). Under the Meda Pharma Agreement, the Company is required to make certain milestone and royalty payments to Meda Pharma. Within the U.S., Canada, Australia and New Zealand, any royalty payments to Meda Pharma will be shared by the Company and GSK. In the rest of the world, the Company will be responsible for the payment of these royalties to Meda Pharma from the royalty payments it receives from GSK. In connection with the approval of the NDA for Potiga™, the Company made a $6.0 million milestone payment to Meda Pharma in June 2011. As this potential milestone payment had been included in the estimated net future cash flows used to determine the fair value of the ezogabine/retigabine IPR&D assets as of the Merger Date, the payment of this milestone to Meda Pharma was recorded as an addition to the value of those assets. Amortization of the ezogabine/retigabine IPR&D assets will commence with the launch of Potiga™ in the U.S.

6.     MERGER-RELATED RESTRUCTURING AND INTEGRATION COSTS

  In connection with the Merger, the Company initiated measures to integrate the operations of Biovail and Valeant, capture operating synergies and generate cost savings across the Company. Costs associated with these initiatives include: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who have been, or will be, terminated as a result of the Merger; IPR&D termination costs related to the transfer of product-development programs that did not align with the Company's research and development model to other parties; costs to consolidate or close facilities and relocate employees; asset impairment charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs. The following table summarizes the major

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

6.     MERGER-RELATED RESTRUCTURING AND INTEGRATION COSTS (Continued)

  components of costs incurred in connection with these initiatives and a reconciliation of the liability balance:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs		Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	5,260	3,446	—	8,833	17,539
Cash payments	(20,603)	—	—	(2,510)	(23,113)
Non-cash adjustments	—	(165)	—	—	(165)

Balance, March 31, 2011	9,446	3,281	—	7,993	20,720
Costs incurred and charged to expense	5,632	295	—	15,847	21,774
Cash payments	(8,305)	(2,033)	—	(7,067)	(17,405)
Non-cash adjustments	—	—	—	(1,300)	(1,300)

Balance, June 30, 2011	$6,773	$1,543	$—	$15,473	$23,789

  Facility closure costs incurred in the three-month period ended June 30, 2011 included a $9.0 million charge for the remaining operating lease obligation (net of estimated sublease rentals that could be reasonably obtained) related to the Company's Mississauga, Ontario corporate office facility, which was vacated as of June 30, 2011, and a charge of $1.3 million related to a lease termination payment on the Company's Aliso Viejo, California corporate office facility. The Company is transitioning a number of its corporate office functions to Bridgewater, New Jersey. As a result, a portion of the previously vacated space in the Bridgewater facility has been reoccupied, resulting in a $1.1 million reversal of a previously recognized restructuring accrual related to that space.

  In addition to costs identified with the Company's restructuring initiatives, the Company incurred $7.1 million of integration-related costs in the three-month period ended June 30, 2011, of which $3.5 million had been paid as of June 30, 2011. These costs were primarily related to the alignment of manufacturing operations in Brazil and the integration of PharmaSwiss into the Company's European operations.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

7.     FAIR VALUE MEASUREMENTS

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

  The following fair value hierarchy table presents the components of the Company's financial assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011				As of December 31, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$59,842	$59,842	$—	$—	$91,448	$91,448	$—	$—
Marketable securities:
Available-for-sale equity securities:
Sanitas ordinary shares(a)	9,170	9,170	—	—	—	—	—	—
Available-for-sale debt securities:
Corporate bonds	2,954	2,954	—	—	6,340	—	6,340	—
Government-sponsored enterprise securities	—	—	—	—	1,826	—	1,826	—

	$71,966	$71,966	$—	$—	$99,614	$91,448	$8,166	$—

Liabilities:
Acquisition-related contingent consideration	$(420,698)	$—	$—	$(420,698)	$(20,220)	$—	$—	$(20,220)

(a)
In June 2011, in connection with an agreement to acquire AB Sanitas ("Sanitas"), as described in note 20, the Company invested $9.2 million to acquire 660,891 ordinary shares of Sanitas, which represented approximately 2.0% of the outstanding share capital of Sanitas.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

7.     FAIR VALUE MEASUREMENTS (Continued)

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

  The fair value measurement of contingent consideration obligations arising from business combinations is determined using unobservable (Level 3) inputs. These inputs include (i) the estimated amount and timing of projected cash flows; (ii) the probability of the achievement of the factor(s) on which the contingency is based; and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis for the six months ended June 30, 2011:

	Balance, January 1, 2011	Issuances	Net Unrealized Loss (Gain)(a)	Foreign Exchange(b)	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2011
Acquisition-related contingent consideration	20,220	397,150	2,138	1,190	—	—	420,698

(a)
Recognized as acquisition-related contingent consideration in the consolidated statements of income.

(b)
Included in foreign exchange and other in the consolidated statements of income.

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

  There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the six months ended June 30, 2011.

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarizes the estimated fair values of the Company's financial instruments as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$59,842	$59,842	$91,448	$91,448
Marketable securities	12,124	12,124	8,166	8,166
Long-term debt	(4,546,789)	(4,766,900)	(3,595,277)	(4,174,561)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  The following table summarizes the Company's marketable securities by major security type as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011				As of December 31, 2010
			Gross Unrealized				Gross Unrealized
	Cost Basis	Fair Value			Cost Basis	Fair Value
			Gains	Losses			Gains	Losses
Sanitas ordinary shares	$9,319	9,170	$—	$(149)	$—	—	$—	$—
Corporate bonds	2,942	2,954	12	—	6,234	6,340	106	—
Government-sponsored enterprise securities	—	—	—	—	1,825	1,826	1	—

	$12,261	$12,124	$12	$(149)	$8,059	$8,166	$107	$—

  All marketable debt securities held as of June 30, 2011 mature within one year. Gross gains and losses realized on the sale of marketable debt securities were not material in the three-month or six-month periods ended June 30, 2011 and 2010.

9.     INVENTORIES

  The components of inventories as of June 30, 2011 and December 31, 2010 were as follows:

	As of June 30 2011	As of December 31 2010
Raw materials	$57,121	$55,486
Work in process	38,168	43,587
Finished goods	183,593	158,574

	278,882	257,647
Less allowance for obsolescence	(19,099)	(28,065)

	$259,783	$229,582

  In the three-month and six-month periods ended June 30, 2011, cost of goods sold included $16.3 million and $46.2 million, respectively, primarily related to the acquisition accounting adjustments on the acquired Valeant and PharmaSwiss inventories that were sold in those respective periods. As of June 30, 2011, substantially all of the acquisition accounting adjustments related to the Valeant and PharmaSwiss inventories had been recognized in cost of goods sold.

  The decline in the allowance for obsolescence in the six-month period ended June 30, 2011 primarily reflected the write off of obsolete inventory against the allowance.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   INTANGIBLE ASSETS AND GOODWILL

  Intangible Assets

  The major components of intangible assets as of June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,947,614	$(539,159)	$4,408,455	$4,227,465	$(404,951)	$3,822,514
Corporate brands	177,966	(6,716)	171,250	169,675	(2,191)	167,484
Product rights	876,739	(255,430)	621,309	1,074,611	(279,275)	795,336
Partner relationships	135,754	(6,450)	129,304	—	—	—
Out-licensed technology and other	230,476	(36,148)	194,328	205,332	(17,842)	187,490

Total finite-lived intangible assets	6,368,549	(843,903)	5,524,646	5,677,083	(704,259)	4,972,824
Indefinite-lived intangible assets:
Acquired IPR&D	1,435,261	—	1,435,261	1,399,956	—	1,399,956

	$7,803,810	$(843,903)	$6,959,907	$7,077,039	$(704,259)	$6,372,780

  The increase in intangible assets primarily reflects the acquisition of the PharmaSwiss, Elidel® and Xerese™ identifiable intangible assets (as described in note 3) and the rights to Zovirax® (as described in note 4), partially offset by the impact of the measurement period adjustments in connection with the Merger (as described in note 3) and the carrying amount of the Cloderm® intangible assets expensed on the out-license of the product rights (as described in note 4).

  Amortization expense related to intangible assets was recorded as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Alliance and royalty revenue	$268	$268	$536	$536
Cost of goods sold	2,025	2,025	4,051	4,051
Amortization expense	114,946	33,299	226,989	66,599

	$117,239	$35,592	$231,576	$71,186

  Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$568,585	$532,388	$529,162	$519,943	$506,252

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   INTANGIBLE ASSETS AND GOODWILL (Continued)

  Goodwill

  The change in the carrying amount of goodwill in the six-month period ended June 30, 2011 was as follows:

	U.S. Neurology and Other	U.S. Dermatology	Canada and Australia	Branded Generics — Europe	Branded Generics — Latin America	Total
Balance, January 1, 2011	$1,379,516	$498,508	$394,787	$352,736	$375,829	$3,001,376
Additions(a)	—	—	5,388	172,157	—	177,545
Adjustments(b)	187,248	(338)	(32,963)	(24,623)	(12,858)	116,466
Foreign exchange and other	—	—	16,271	25,165	22,094	63,530

Balance, June 30, 2011	$1,566,764	$498,170	$383,483	$525,435	$385,065	$3,358,917

(a)
Relates to the acquisitions of PharmaSwiss and Ganehill (as described in note 3).

(b)
Reflects the impact of measurement period adjustments related to the Merger (as described in note 3).

  As described in note 3, the allocation of the goodwill balance associated with the acquisition of PharmaSwiss is provisional and subject to the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.

11.   LONG-TERM DEBT

  Long-term debt as of June 30, 2011 and December 31, 2010 comprised the following:

	Maturity Date	As of June 30 2011	As of December 31 2010
Revolving Credit Facility	December 2012	$100,000	$—
Term Loan A Facility		—	975,000
Senior Notes:
6.50%	July 2016	950,000	—
6.75%	October 2017	497,770	497,589
6.875%	December 2018	992,973	992,498
7.00%	October 2020	695,956	695,735
6.75%	August 2021	650,000	—
7.25%	July 2022	539,973	—
Convertible Notes:
4.00%	November 2013	—	220,792
5.375%(a)	August 2014	102,617	196,763
Other		17,500	16,900

		4,546,789	3,595,277
Less current portion		(17,500)	(116,900)

		$4,529,289	$3,478,377

(a)
Refer to note 12 — Securities Repurchase Program.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   LONG-TERM DEBT (Continued)

  Aggregate maturities of long-term debt, including the current portion, for each of the five succeeding years ended December 31 and thereafter are as follows:

2011	$17,500
2012	100,000
2013	—
2014	114,782
2015	—
Thereafter	4,350,000

Total gross maturities	4,582,282
Unamortized discounts	(35,493)

Total long-term debt	$4,546,789

  Revolving Credit Facility

  On June 29, 2011, Valeant entered into a Credit and Guaranty Agreement (the "Credit Agreement"), consisting of a $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on the one-and-one-half-year anniversary of the closing date and will not amortize. As of June 30, 2011, Valeant had borrowed an aggregate principal amount of $100.0 million under the Revolving Credit Facility.

  Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to, at Valeant's option, either (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 1/2 of 1%, and (3) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1%, or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an applicable margin in each case of (a) or (b). The applicable margin for borrowings under the Revolving Credit Facility will be 2.0% with respect to base rate borrowings and 3.0% with respect to LIBO rate borrowings. As of June 30, 2011, the effective rate of interest on the Company's borrowings under the Revolving Credit Facility was 3.22%.

  Under certain circumstances, Valeant will be required to make mandatory prepayments of the loans under the Revolving Credit Facility, on a pro rata basis, subject to certain exceptions set forth in the Credit Agreement. Valeant will be permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans.

  Valeant's obligations under the Revolving Credit Facility are guaranteed by the Company and the same guarantors under the Company's senior notes indentures. Valeant's obligations and the obligations of the guarantors under the Revolving Credit Facility are secured by first-priority security interests in substantially all tangible and intangible assets of Valeant and the guarantors, including 100% of the capital stock of Valeant and each domestic subsidiary of Valeant, 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or a guarantor, and 100% of the capital stock of Valeant and each other subsidiary of the Company (other than Valeant's subsidiaries) that is owned by a guarantor, in each case subject to certain exclusions set forth in the credit documentation governing the Revolving Credit Facility.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   LONG-TERM DEBT (Continued)

  The Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict Valeant's ability and the ability of the Company and its subsidiaries to: incur additional indebtedness; create liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, amalgamate or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; engage in transactions with affiliates; enter into new lines of business; and enter into amendments of or waivers under subordinated indebtedness, organizational documents and certain other material agreements.

  The Credit Agreement requires that Valeant maintain a maximum leverage ratio of 4.75 to 1.00 as of the last day of each fiscal quarter. The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, Valeant may be required to repay all amounts outstanding under the Revolving Credit Facility. As of June 30, 2011, Valeant was in compliance with all covenants associated with the Revolving Credit Facility.

  Term Loan A Facility

  On September 27, 2010, Valeant and certain of its subsidiaries entered into a Credit and Guaranty Agreement (the "Old Credit Agreement") with a syndicate of lending institutions, consisting of (1) a four-and-one-half-year non-amortizing $125.0 million revolving credit facility, (2) a five-year amortizing $1.0 billion term loan A facility (the "Term Loan A Facility"), and (3) a six-year amortizing $1.625 billion term loan B facility (the "Term Loan B Facility"). Effective November 29, 2010, the Term Loan B Facility was prepaid in full. Effective March 8, 2011, Valeant terminated the Old Credit Agreement, using a portion of the net proceeds from the 2016 Notes and 2022 Notes offering (as described below) to prepay the amounts outstanding under the Term Loan A Facility and cancel the undrawn revolving credit facility.

  2016 Notes and 2022 Notes

  On March 8, 2011, Valeant issued $950.0 million aggregate principal amount of 6.50% senior notes due 2016 (the "2016 Notes") and $550.0 million aggregate principal amount of 7.25% senior notes due 2022 (the "2022 Notes") in a private placement. The 2016 Notes will mature on July 15, 2016 and the 2022 Notes will mature on July 15, 2022. The 2016 Notes accrue interest at the rate of 6.50% per year and the 2022 Notes accrue interest at the rate of 7.25% per year, payable semi-annually in arrears on each January 15 and July 15, commencing on July 15, 2011. The 2016 Notes were issued at par and the 2022 Notes were issued at 98.125% of par for an effective annual yield of 7.50%. The 2016 Notes and 2022 Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2016 Notes and 2022 Notes.

  Net proceeds of the 2016 Notes and 2022 Notes offering of $975.0 million were used to prepay the amount outstanding under Valeant's Term Loan A Facility, as described above. In addition, net proceeds of $274.8 million were used to fund the repurchase of common shares of the Company from ValueAct Capital Master Fund, L.P. ("ValueAct") in March 2011 (as described in note 12).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   LONG-TERM DEBT (Continued)

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

  The net proceeds of the 2021 Notes offering were used principally to finance the acquisitions of PharmaSwiss (as described in note 3) and Zovirax® (as described in note 4).

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

11.   LONG-TERM DEBT (Continued)

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

  4.0% Convertible Notes

  On April 20, 2011, the Company distributed a notice of redemption to holders of Valeant's 4.0% convertible subordinated notes due 2013 (the "4.0% Convertible Notes"), pursuant to which all of the outstanding 4.0% Convertible Notes would be redeemed on May 20, 2011 (the "Redemption Date"), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. The 4.0% Convertible Notes called for redemption could be converted at the election of the holders at any time before the close of business on May 19, 2011. Consequently, all of the outstanding 4.0% Convertible Notes were converted into 17,782,764 common shares of the Company, at a conversion rate of 79.0667 common shares per $1,000 principal amount of notes, which represented a conversion price of approximately $12.65 per share.

  Immediately prior to settlement, the carrying amount of the liability component of the 4.0% Convertible Notes was $221.4 million and the estimated fair value of the liability component was $226.0 million. The difference of $4.6 million between the carrying amount and the estimated fair value of the liability component was recognized as a loss on extinguishment of debt in the three-month period ended June 30, 2011. The difference of $666.0 million between the estimated fair value of the liability component of $226.0 million and the aggregate fair value of the common shares issued to effect the settlement of $892.0 million resulted in charges to additional paid-in capital and accumulated deficit of $226.0 million and $440.0 million, respectively.

  With respect to Valeant's call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes, these agreements consisted of purchased call options on 15,813,338 common shares, which matured on May 20, 2011, and written call options on the identical number of shares, which mature on August 18, 2011. As of the Merger Date, these call options are to be settled in common shares of the Company. In June 2011, 11,479,365 common shares were received on the net-share settlement of the purchased call options, which common shares were subsequently cancelled.

12.   SECURITIES REPURCHASE PROGRAM

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

  In the six-month period ended June 30, 2011, the Company repurchased $109.0 million aggregate principal amount of the 5.375% senior convertible notes due 2014 (the "5.375% Convertible Notes") for an aggregate purchase price of $344.0 million. The carrying amount of the 5.375% Convertible Notes

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

12.   SECURITIES REPURCHASE PROGRAM (Continued)

  purchased was $93.3 million (net of $3.1 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $111.6 million. The difference of $18.3 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $232.4 million between the estimated fair value of $111.6 million and the purchase price of $344.0 million resulted in charges to additional paid-in capital and accumulated deficit of $17.6 million and $214.8 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $5.0 million, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities. The remaining portion of the payment of $339.0 million is presented in the consolidated statement of cash flows as an outflow from financing activities, which includes a payment to the note holders of a $15.2 million premium above the carrying value.

  In March 2011, the Company repurchased 7,366,419 of its common shares from ValueAct for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of June 30, 2011, the Company had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the March 2011 repurchase. In May 2011, a subsidiary of the Company purchased 4,498,180 of the Company's common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, the Company purchased these common shares from its subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

  In connection with the securities repurchase program, through June 30, 2011, the Company had repurchased a total of $235.2 million principal amount of the 5.375% Convertible Notes for consideration of $603.3 million and 14,169,599 of its common shares for consideration of $559.7 million. Subsequent to June 30, 2011, the Company repurchased an additional $11.4 million principal amount of the 5.375% Convertible Notes for cash consideration of $41.7 million.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   SHARE-BASED COMPENSATION

  The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Stock options(a)	$9,075	$559	$26,725	$1,182
RSUs	16,483	1,336	28,726	2,370

Stock-based compensation expense	$25,558	$1,895	$55,451	$3,552

Cost of goods sold(a)	$267	$123	$702	$261
Selling, general and administrative expenses(a)	25,024	1,505	53,898	2,832
Research and development expenses(a)	267	267	702	459
Restructuring and other costs	—	—	149	—

Stock-based compensation expense	$25,558	$1,895	$55,451	$3,552

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

  The Company recognized $7.5 million and $31.6 million of tax benefits from stock options exercised in the three-month and six-month periods ended June 30, 2011, respectively. The Company did not recognize any tax benefits from stock options exercised during the corresponding periods of 2010.

  Stock Options

        The following table summarizes stock option activity during the six-month period ended June 30, 2011:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	12,203	$11.99
Granted	384	39.38
Equitable adjustment	416	11.00
Exercised	(1,807)	15.43
Expired or forfeited	(371)	19.36

Outstanding, June 30, 2011	10,825	$12.18	6.1	$429,729

Vested and exercisable, June 30, 2011	5,389	$7.61	5.7	$238,585

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   SHARE-BASED COMPENSATION (Continued)

  The weighted-average grant-date fair value of stock options granted to employees in the six-month period ended June 30, 2011 was $11.71. The total intrinsic value of stock options exercised in the six-month period ended June 30, 2011 was $18.6 million. Proceeds received on the exercise of stock options in the six-month period ended June 30, 2011 amounted to $29.4 million. As of June 30, 2011, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $56.0 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years.

  Time-Based RSUs

  The following table summarizes non-vested time-based RSU activity during the six-month period ended June 30, 2011:

	Time-Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2011	2,213	$24.61
Granted	151	42.25
Vested	(202)	15.39
Forfeited	(71)	21.16

Non-vested, June 30, 2011	2,091	$26.90

  As of June 30, 2011, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $24.0 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.3 years.

  Performance-Based RSUs

  The following table summarizes non-vested performance-based RSU activity during the six-month period ended June 30, 2011:

	Performance- Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2011	2,496	$33.25
Granted	40	71.79
Vested	(1,254)	52.72
Forfeited	(27)	17.82

Non-vested, June 30, 2011	1,255	$15.37

  As of June 30, 2011, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $31.8 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   SHARE-BASED COMPENSATION (Continued)

  Deferred Share Units

  Prior to May 2011, non-management directors received non-cash compensation in the form of deferred share units ("DSUs"), which entitled such directors to receive a lump-sum cash payment in respect of their DSUs either following the date upon which they ceased to be a director of the Company or, with respect to DSUs granted after the Merger Date as part of the annual retainer, one year after such date. Effective May 16, 2011 (the "Modification Date"), the board of directors of the Company modified the existing DSUs held by current directors from units settled in cash to units settled in common shares, which changed these DSUs from a liability award to an equity award. Accordingly, as of the Modification Date, the Company reclassified the $9.3 million aggregate fair value of the 182,053 DSUs held by current directors from accrued liabilities to additional paid-in capital. In the period from January 1, 2011 to the Modification Date, the Company recorded $3.6 million of compensation expense related to the change in the fair value of the DSUs held by current directors. As the modified DSUs were fully vested, no additional compensation expense will be recognized after the Modification Date. The DSUs held by former directors of Biovail were not affected by the modification and will continue to be cash settled. In the six-month period ended June 30, 2011, the Company recognized $3.6 million of compensation expense in restructuring and integration costs related to the change in the fair value of DSUs still held by former directors. As of June 30, 2011, there were 64,294 DSUs still held by former directors of Biovail.

  The following table summarizes DSU activity during the six-month period ended June 30, 2011:

	DSUs (000s)	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2011	382	$14.43
Granted	18	39.79
Settled for cash	(154)	14.87

Outstanding, June 30, 2011	246	$16.00

  Effective May 16, 2011, in lieu of grants of DSUs, unless the Company determines otherwise, non-management directors will receive their annual equity compensation retainer in the form of RSUs, which will vest immediately upon grant and will be settled in common shares of the Company on the first anniversary of the date upon which the director ceases to be a director of the Company. In addition, a non-management director may elect to receive some or all of his or her cash retainers in RSUs, which will be vested upon grant and will be settled in common shares of the Company when the director ceases to be a director of the Company (unless a different payment is elected in accordance with the procedures established by the Company).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   COMPREHENSIVE INCOME

  Comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010 comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$56,360	$33,969	$62,842	$30,819

Comprehensive income
Foreign currency translation adjustment(a)	84,360	(5,965)	183,440	(1,924)
Net unrealized holding gain (loss) on available-for-sale equity securities(b):
Arising in period	2,441	—	21,167	—
Reclassification to net income	(21,316)	—	(21,316)	—
Unrealized holding loss on available-for-sale debt securities:
Arising in period	(70)	294	(96)	387
Pension adjustment(c)	(102)	—	898	—

Other comprehensive income (loss)	65,313	(5,671)	184,093	(1,537)

Comprehensive income	$121,673	$28,298	$246,935	$29,282

(a)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company's operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company's retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.

(b)
Primarily reflects the gain recognized on the Company's investment in shares of common stock of Cephalon (as described in note 15).

(c)
Reflects changes in defined benefit obligations and related plan assets of legacy Valeant defined benefit pension plans.

  The components of accumulated other comprehensive income as of June 30, 2011 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Holding Gain on Available- For-Sale Equity Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Debt Securities	Pension Adjustment	Total
Balance, January 1, 2011	$98,926	$—	$(90)	$—	$98,836
Foreign currency translation adjustment	183,440	—	—	—	183,440
Net unrealized holding gain on available-for-sale equity securities	—	21,167	—	—	21,167
Reclassification to net income	—	(21,316)	—	—	(21,316)
Unrealized holding loss on available-for-sale debt securities	—	—	(96)	—	(96)
Pension adjustment	—	—	—	898	898

Balance, June 30, 2011	$282,366	$(149)	$(186)	$898	$282,929

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

15.   GAIN (LOSS) ON INVESTMENTS, NET

  In March 2011, in connection with an offer to acquire Cephalon, Inc. ("Cephalon"), the Company had invested $60.0 million to acquire 1,034,908 shares of common stock of Cephalon, which represented 1.366% of the issued and outstanding common stock of Cephalon as of March 14, 2011. On May 2, 2011, Cephalon announced that it had agreed to be acquired by Teva Pharmaceutical Industries Inc. and, consequently, the Company disposed of its entire equity investment in Cephalon for net proceeds of $81.3 million, which resulted in a net realized gain of $21.3 million recognized in earnings in the three-month period ended June 30, 2011.

16.   INCOME TAXES

  In the three-month period ended June 30, 2011, the Company recognized a recovery of income taxes of $12.6 million, which comprised $16.6 million related to the expected tax benefit in tax jurisdictions outside of Canada offset with tax expense of $4.0 million related to Canadian income taxes and, in the six-month period ended June 30, 2011, the Company recognized a recovery of income taxes of $16.0 million, which comprised $19.8 million related to the expected tax benefit in tax jurisdictions outside of Canada offset with tax expense of $3.8 million related to Canadian income taxes. In the six months ended June 30, 2011, the Company's effective tax rate was primarily impacted by (i) tax benefit of current U.S. losses, (ii) the release of liabilities for uncertain tax positions due to the settlement of various tax examinations in the U.S., and (iii) a partial increase of the valuation allowance specific to the Canadian net deferred tax assets.

  The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $187.8 million as of June 30, 2011 and $186.4 million as of December 31, 2010. The Company does not record a valuation allowance against its U.S. foreign tax credits as it has determined it is more likely than not the Company will realize these deferred tax assets in the future. However, the Company continues to monitor its U.S. foreign source income and losses in the future and assess the need for a valuation allowance.

  The Company is currently assessing the impact of changes in tax law for various U.S. state jurisdictions. As of June 30, 2011, the Company does not believe these enacted changes will have an impact on the measurement of the Company's ending deferred tax balances; however, the Company will continue to monitor the impact of these changes in future periods.

  As of June 30, 2011, the Company had $112.7 million of unrecognized tax benefits, which included $22.2 million relating to interest and penalties. Of the total unrecognized tax benefits, $73.8 million would reduce the Company's effective tax rate, if recognized. It is anticipated that up to $1.5 million of the unrecognized tax benefits may be resolved within the next 12 months.

  The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011, the Company had accrued $20.7 million for interest and $1.5 million for penalties. The Company accrued additional interest and penalties of $0.9 million during the three months ended June 30, 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   INCOME TAXES (Continued)

  Valeant is currently under examination by the Internal Revenue Service for the 2009 tax year, as well as various state tax audits for years 2002 to 2009. The Company is currently under examination for years 2003 to 2006 and remains open to examination for years 2007 and later.

17.   EARNINGS PER SHARE

  Earnings per share for the three-month and six-month periods ended June 30, 2011 and 2010 were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net income	$56,360	$33,969	$62,842	$30,819

Basic weighted-average number of common shares outstanding (000s)	303,426	158,510	303,587	158,449
Dilutive potential common shares (000s):
Stock options and RSUs	9,975	592	9,201	496
Convertible debt	17,968	1,917	19,342	1,170

Diluted weighted-average number of common shares outstanding (000s)	331,369	161,019	332,130	160,115

Basic earnings per share	$0.19	$0.21	$0.21	$0.19
Diluted earnings per share	$0.17	$0.21	$0.19	$0.19

  In both of the three-month and six-month periods ended June 30, 2011, stock options to purchase approximately 178,000 common shares of the Company had exercise prices greater than the average trading price of the Company's common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, compared with approximately 2,165,000 and 2,183,000 stock options in the corresponding periods of 2010.

18.   LEGAL PROCEEDINGS

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

18.   LEGAL PROCEEDINGS (Continued)

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

  In addition, on May 16, 2008, the Company entered into a non-prosecution agreement with the USAO whereby the USAO agreed to decline prosecution of Biovail in exchange for continuing cooperation and a civil settlement agreement and payment of a civil penalty of $2.4 million. A hearing before the U.S. District Court in Boston took place on September 14, 2009 and the plea was approved.

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

18.   LEGAL PROCEEDINGS (Continued)

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

  Plaintiffs have filed motions for class certification. The Company and GSK opposed the motions. A hearing on direct purchaser plaintiffs' class certification motion was heard by the Court on April 5, 2011. A hearing on indirect purchaser plaintiffs' class certification motion took place on April 29, 2011. The Court has not indicated a timetable for rulings on these motions.

  Fact discovery ended on June 30, 2011. Expert discovery is scheduled to end November 17, 2011. A summary judgment hearing is scheduled for February 22, 2012.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

18.   LEGAL PROCEEDINGS (Continued)

  On or about June 24, 2010, Biovail and VIB received a Notice of Allegation from Mylan Pharmaceuticals ULC ("Mylan") with respect to Bupropion Hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Biovail as Wellbutrin® XL. The patents in issue are Canadian Patent Nos. 2,142,320, 2,168,364 and 2,524,300. Mylan alleges that its generic form of Wellbutrin® XL does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Mylan was issued in the Federal Court on August 6, 2010, relating to Canadian Patent Nos. 2,524,300 and 2,168,324. Mylan has now withdrawn its allegations of invalidity. The matter is proceeding in the ordinary course. The parties have exchanged evidence. The hearing of the application, which will proceed with respect to Canadian Patent No. 2,168,324, is scheduled for March 26, 2012.

  In May 2011, Mylan filed a Statement of Claim in the Federal Court of Canada against the Company, VIB and Valeant Canada seeking to impeach Canadian Patent No. 2,524,300. The Company has filed a motion to dismiss this proceeding on the basis that Mylan has no standing to bring the action.

  On or about December 1, 2008, the FDA accepted an ANDA filed by VIB seeking approval to market generic formulations of the 200 mg, 300 mg and 400 mg strengths of quetiapine fumarate extended release tablets (sold under the brand name Seroquel XR by AstraZeneca Pharmaceuticals LP ("AstraZeneca")). On January 9, 2009, AstraZeneca and AstraZeneca UK Limited filed a complaint against Biovail, VIB and BTA Pharmaceuticals, Inc. ("BTA") in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 4,879,288 (the "'288 Patent") and 5,948,437 (the "'437 Patent") by the filing of that ANDA, thereby triggering a 30-month stay of the FDA's approval of that application. Answers and Counterclaims have been filed. A Markman hearing was held on November 22, 2010, in Trenton New Jersey. The Court's claim construction ruling was entered on November 30, 2010, and was generally favorable to the Company. The Court's ruling provides the Company with grounds for motions for summary judgment of non-infringement and invalidity of certain claims. Fact discovery and related proceedings were commenced and have now been completed by the parties. The case is presently in the expert discovery phase. On March 28, 2011, Biovail amended its ANDA application, converting the patent certification for the '437 Patent from a Paragraph IV certification to a Paragraph III certification. Biovail has informed the Court, the Plaintiff and the co-Defendants in the litigation of the change in certification. With this certification change, Biovail believes that no further case or controversy exists with respect to the patent-in-suit. On May 2, 2011, the case was dismissed by the Court.

  On or about January 5, 2010, VIB received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida ("Watson"), related to Watson's ANDA filing for Bupropion Hydrobromide Extended-release Tablets, 174 mg and 348 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA's Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA's Orange Book after Watson's initial certification. Watson has alleged these patents are not infringed or invalid. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson's ANDA. The Delaware action has been dismissed without prejudice and the litigation is proceeding in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

18.   LEGAL PROCEEDINGS (Continued)

  prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions have been consolidated into the first-filed case before the same judge. In the course of discovery the issues have been narrowed and only five of the patents remain in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011. A schedule has been set for post-trial matters, including the submission of witness summaries and post-trial briefs in July and August 2011, and closing arguments by the parties are scheduled to be made in September 2011. A judgment in this matter is anticipated by the end of 2011 or early 2012.

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

  General Civil Actions

  Complaints have been filed by the City of New York, the State of Alabama, the State of Mississippi, the State of Louisiana and a number of counties within the State of New York, claiming that Biovail, and numerous other pharmaceutical companies, made fraudulent misstatements concerning the "average wholesale price" ("AWP") of their prescription drugs, resulting in alleged overpayments by the plaintiffs for pharmaceutical products sold by the companies.

  The City of New York and plaintiffs for all the counties in New York (other than Erie, Oswego and Schenectady) voluntarily dismissed Biovail and certain others of the named defendants on a without prejudice basis. Similarly, the State of Mississippi voluntarily dismissed its claim against Biovail and a number of defendants on a without prejudice basis.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

18.   LEGAL PROCEEDINGS (Continued)

  The cases brought by the New York State counties of Oswego, Schenectady and Erie, each of which was originally brought in New York State court, were removed by defendants to Federal Court on October 11, 2006. Biovail answered the complaint in each case after the removal to Federal Court. The cases were subsequently remanded and, following the remand, the New York State Litigation Coordinating Panel granted the defendants' application to coordinate the three actions for pretrial purposes in Erie County. The Company settled these cases, which have been dismissed with prejudice. The settlement amount payable was not material.

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

  On December 15, 2009, Biovail was served with a Seventh Amended Complaint under the False Claims Act in an action captioned United States of America, ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, et al., United States District Court, District of Massachusetts. This case was originally filed in 2002 and maintained under seal until shortly before Biovail was served. Twenty other companies are named as defendants. In the Seventh Amended Complaint, Conrad alleges that various formulations of Rondec, a product formerly owned by Biovail, were not properly approved by the FDA and therefore not a "Covered Outpatient Drug" within the meaning of the Medicaid Rebate Statute. As such, Conrad alleges that Rondec was not eligible for reimbursement by federal healthcare programs, including Medicaid. Conrad seeks treble damages and civil penalties under the False Claims Act. A briefing schedule for motions to dismiss has been set with a hearing to take place in mid-December 2011. The Company intends to file a motion to dismiss.

  Legacy Valeant Litigation

  Valeant is the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in its common stock, the public release of data from its first pivotal Phase III trial for taribavirin in March 2006, statements made in connection with the public release of data and matters regarding its stock option grants since January 1, 2000 and its restatement of certain historical financial statements announced in March 2008. In September 2006, Valeant's board of directors established a Special Committee to review its historical stock option practices and related accounting, and informed the U.S. Securities and Exchange Commission ("SEC") of these efforts. Valeant has cooperated fully and will continue to cooperate with the SEC in its investigation. The Company cannot predict the outcome of the investigation.

  On August 27, 2008, Valeant was served product liability complaints related to the pharmaceutical Permax in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price against Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California (the "California Permax Actions"). The California Permax Actions were consolidated under the heading of Branson v. Eli Lilly and Company, et al. On May 5, 2010, Valeant reached an agreement in principle with

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

18.   LEGAL PROCEEDINGS (Continued)

  plaintiffs to settle the California Permax Actions, and has recently finalized all settlement documentation and payments for those matters. Five of the six California Permax cases were dismissed on March 29, 2011, and the last case was dismissed on June 2, 2011. The portion of these settlements for which Valeant is responsible did not have a material impact on the Company's financial results. In addition to the lawsuits described above, Valeant has received, and from time to time receives, communications from third parties relating to potential claims that may be asserted with respect to Permax.

  On January 12, 2009, Valeant was served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720-SEB-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the "Lilly Action"). In the Lilly Action, Eli Lilly and Company ("Lilly") brought a claim against Valeant for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for Permax product liability claims. On February 2, 2009, Valeant filed counterclaims against Lilly seeking a declaratory judgment and indemnification under the letter agreement. Valeant has responded to two motions for partial summary judgment brought by Lilly, and is in the process of defending the Lilly Action. Non-expert discovery closed on July 1, 2010, and expert discovery closed on September 15, 2010. On February 14, 2011, the court granted Lilly's first motion for partial summary judgment declaring that cost-sharing obligations under the contract are based exclusively upon the date on which either party first receives written notice of such claim, regardless of Valeant's dismissal or prevailing on the merits of a product liability claim, and that the costs of product liability claims to be shared by the parties include settlement costs, judgments, and the costs of defense incurred by Lilly and/or Valeant, including attorneys' fees, expert fees, and expenses. The court's order reserved ruling on whether the contract lacked consideration, government of the contract by the Uniform Commercial Code, reasonableness of non-joint representation counsel fees, and Valeant's equitable defenses. On February 15, 2011, the court denied Lilly's second motion for partial summary judgment holding that Valeant did not waive its right to recoup its own costs of defense, and is not barred from attempting to assert and set-off its defense costs. On March 23, 2011, the parties reached an agreement in principle to settle this matter and subsequently entered into a formal written agreement reflecting the settlement terms. The terms of the settlement are not material to Valeant. This matter was dismissed by the Court on June 11, 2011.

  On or around January 19, 2009, Tolmar, Inc. ("Tolmar") notified Galderma Laboratories, L.P. and Dow Pharmaceutical Sciences, Inc. ("Dow") that it had submitted an ANDA, No. 090-903, with the FDA seeking approval for the commercial manufacture, use and sale of its Metronidazole Topical Gel, 1% (the "Tolmar Product") prior to the expiration of U.S. Patent Nos. 6,881,726 (the "'726 patent") and 7,348,317 (the "'317 patent"). The '726 and '317 patents are owned by Dow, and licensed to Galderma. The ANDA contains a Paragraph IV certification alleging that the claims of the '726 and '317 patents will not be infringed by the manufacture, use, importation, sale or offer for sale of the Tolmar Product. On March 3, 2009, Galderma Laboratories, L.P., Galderma S.A., and Dow filed a complaint against Tolmar for the patent infringement of the '726 and '317 patents, pending in the United States District Court for the Northern District of Texas, Dallas Division. A Court-ordered preliminary mediation in the matter was conducted on October 13, 2010 and the parties were unable to reach any settlement. A trial date has not been assigned by the Court. This lawsuit was filed within forty-five days of Tolmar's Paragraph IV certification. As a result, The Hatch-Waxman Act provides an automatic stay on the FDA's final approval of Tolmar's ANDA for thirty months, which expired in July 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

19.   SEGMENT INFORMATION

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

  •
  Branded Generics — Europe consists of branded generic pharmaceutical products sold primarily in Poland, Serbia, Hungary, the Czech Republic and Slovakia.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

19.   SEGMENT INFORMATION (Continued)

  Segment Revenues and Profit

  Segment revenues and profit for the three-month and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues(a):
U.S. Neurology and Other	$234,503	$159,075	$444,102	$307,379
U.S. Dermatology	109,853	41,418	262,560	80,392
Canada and Australia	84,000	28,884	154,244	53,396
Branded Generics — Europe(b)	116,300	9,394	192,393	17,239
Branded Generics — Latin America	64,731	—	121,114	—

Total revenues	609,387	238,771	1,174,413	458,406

Segment profit (loss)(c):
U.S. Neurology and Other	137,749	63,067	237,258	139,729
U.S. Dermatology	38,938	16,359	73,746	31,902
Canada and Australia	29,677	11,617	50,599	21,135
Branded Generics — Europe(d)	(6,668)	6,818	(1,289)	12,292
Branded Generics — Latin America	2,140	—	(3,798)	—

Total segment profit	201,836	97,861	356,516	205,058

Corporate(e)	(48,123)	(28,349)	(106,228)	(67,563)
Restructuring and integration costs	(27,626)	(2,881)	(45,165)	(3,494)
Acquired IPR&D	(2,000)	(10,242)	(4,000)	(61,245)
Acquisition-related costs	(1,869)	(7,577)	(3,376)	(7,577)
Legal settlements	(2,000)	—	(2,400)	—
Acquisition-related contingent consideration	(1,752)	—	(2,138)	—

Operating income	118,466	48,812	193,209	65,179
Interest income	1,086	234	1,889	422
Interest expense	(83,073)	(9,952)	(151,824)	(19,779)
Loss on extinguishment of debt	(14,748)	—	(23,010)	—
Foreign exchange and other	847	667	3,654	44
Gain (loss) on investments, net	21,158	(392)	22,927	(547)

Income before provison for (recovery of) income taxes	$43,736	$39,369	$46,845	$45,319

(a)
Segment revenues in the three-month period ended June 30, 2011 reflect incremental revenues from Valeant products and services as follows: U.S. Neurology and Other — $54.4 million; U.S. Dermatology — $75.6 million; Canada and Australia — $48.2 million; Branded Generics — Europe — $43.4 million; and Branded Generics — Latin America — $64.7 million. Segment revenues in the six-month period ended June 30, 2011 reflect incremental revenues from Valeant products and services as follows: U.S. Neurology and Other — $122.2 million; U.S. Dermatology — $137.3 million; Canada and Australia — $91.4 million; Branded Generics — Europe — $95.6 million; and Branded Generics — Latin America — $121.1 million.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

19.   SEGMENT INFORMATION (Continued)

(b)
Branded Generics — Europe segment revenues in the three-month and six-month periods ended June 30, 2011 reflect incremental revenues from PharmaSwiss products and services of $65.4 million and $81.6 million, respectively, commencing on the acquisition date (as described in note 3).

(c)
Segment profit (loss) in the three-month and six-month periods ended June 30, 2011 reflects the addition of Valeant operations. Segment profit (loss) in the three-month period includes the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $2.0 million; U.S. Dermatology — $14.6 million; Canada and Australia — $8.8 million; Branded Generics — Europe — $7.3 million; and Branded Generics — Latin America — $11.9 million. Segment profit (loss) in the six-month period includes the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $19.0 million; U.S. Dermatology — $36.4 million; Canada and Australia — $18.4 million; Branded Generics — Europe — $17.0 million; and Branded Generics — Latin America — $27.9 million.

(d)
Branded Generics — Europe segment profit reflects the addition of PharmaSwiss operations commencing on the acquisition date, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $23.6 million and $28.7 million in the three months and six months ended June 30, 2011, respectively.

(e)
Corporate reflects non-restructuring-related share-based compensation expense of $25.6 million and $55.5 million in the three months and six months ended June 30, 2011, respectively, compared with $1.9 million and $3.6 million in the corresponding periods of 2010.

  Segment Assets

  Total assets increased $1,032.8 million, or 10%, to $11,827.9 million as of June 30, 2011, compared with $10,795.1 million at December 31, 2010, which reflected:

  •
  in the U.S. Dermatology segment:

  •
  the acquisition of the Elidel® and Xerese™ identifiable intangible assets ($439.9 million), as described in note 3; and

  •
  the addition of the Zovirax® product brand intangible asset ($300.0 million), as described in note 4.

  •
  in the Branded Generics — Europe segment:

  •
  the acquired assets of PharmaSwiss ($585.0 million), as described in note 3.

20.   SUBSEQUENT EVENTS

  Sanitas

  On May 23, 2011, the Company agreed to acquire Sanitas, a publicly-traded specialty pharmaceuticals company based in Kaunas, Lithuania. The major shareholders of Sanitas have agreed to sell the Company 87.2% of the outstanding ordinary shares of Sanitas. After the acquisition of this controlling block of shares, the Company plans to commence a mandatory tender offer to acquire the remaining minority interest. The total purchase price is expected to be approximately €314.0 million (approximately $455.3 million as of June 30, 2011) in cash, in addition to the assumption of approximately €50.0 million (approximately $72.5 million as of June 30, 2011) in debt.

  Sanitas has a broad branded generics product portfolio consisting of 390 products in nine countries throughout Central and Eastern Europe, primarily Poland, Russia and Lithuania. Sanitas has in-house

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

20.   SUBSEQUENT EVENTS (Continued)

  development capabilities in dermatology, ophthalmology and hospital injectables, and a pipeline of internally developed and acquired dossiers.

  As of August 2, 2011, the Company had invested $21.1 million to acquire 1,502,432 shares of Sanitas, which represented approximately 4.8% of the outstanding shares. The purchase of the controlling interest, which is subject to certain closing conditions, including certain merger clearances and there being no material adverse change, is expected to close in the third quarter of 2011 and the mandatory tender offer is expected to close in the fourth quarter of 2011.

  Dermik

  Effective July 8, 2011, the Company entered into an asset purchase agreement to acquire Dermik, a dermatological unit of Sanofi in the U.S. and Canada, as well as the worldwide (excluding France) rights to Sculptra® Aesthetic, for a total purchase price of approximately $425.0 million. The acquisition includes Dermik's available inventories and manufacturing facility located in Laval, Quebec. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close prior to year-end.

  Ortho Dermatologics

  On July 15, 2011, the Company entered into an asset purchase agreement to acquire the assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc., for a total purchase price of approximately $345.0 million. The assets to be acquired include prescription brands RETIN-A MICRO®, ERTACZO® and RENOVA®. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close prior to year-end.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for the interim period ended June 30, 2011 (the "unaudited consolidated financial statements"). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "2010 Form 10-K").

        Additional information relating to the Company, including the 2010 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

        Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of August 5, 2011.

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

BIOVAIL MERGER WITH VALEANT

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

BUSINESS DEVELOPMENT

        Since the Merger, our strategy has been to focus the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies. As described below, we have completed a number of transactions in the first half of 2011 to expand our North American dermatology and European branded generic product portfolios.

  •
  On March 10, 2011, we acquired all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and over-the-counter ("OTC") pharmaceutical company based in Zug, Switzerland. The total consideration transferred to effect the acquisition of

    PharmaSwiss comprised cash paid of $491.2 million (€353.1 million) and the rights to contingent payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss are achieved for the 2011 calendar year. The fair value of the contingent payments was determined to be $27.5 million as of the acquisition date. The total fair value of consideration transferred of $518.7 million has been provisionally assigned primarily to inventories ($70.7 million), identifiable intangible assets ($209.2 million) and goodwill ($172.2 million). PharmaSwiss is an existing partner to several large pharmaceutical and biotech companies offering regional expertise in such functions as regulatory, compliance, sales, marketing and distribution, in addition to developing its own product portfolio. Through its business operations, PharmaSwiss offers a broad product portfolio in seven therapeutic areas and operations in 19 countries throughout Central and Eastern Europe, including Serbia, Hungary, the Czech Republic and Poland, as well as in Greece and Israel.

  •
  On February 22, 2011 and March 25, 2011, we acquired the U.S. and Canadian rights, respectively, to non-ophthalmic topical formulations of Zovirax® from GlaxoSmithKline ("GSK"). Pursuant to the terms of the asset purchase agreements, we paid GSK an aggregate amount of $300.0 million in cash for both the U.S. and Canadian rights. We had been marketing Zovirax® in the U.S. since January 1, 2002, under a 20-year exclusive distribution agreement with GSK, which distribution agreement terminated following the closing of the U.S. transaction. We have entered into new supply agreements and new trademark license agreements with GSK with respect to the U.S. and Canadian territories.

  •
  On March 31, 2011, we out-licensed the product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy's Laboratories, in exchange for a $36.0 million upfront payment, which was received in early April 2011, and future royalty payments. In connection with the sale of Cloderm®, we recognized the upfront payment as alliance revenue in the first quarter of 2011, and expensed the $30.7 million carrying amount of the Cloderm® intangible assets as cost of alliance revenue. We will recognize the future royalty payments as alliance revenue as they are earned.

  •
  On June 29, 2011, we entered into a license agreement with Meda Pharma SARL ("Meda") to acquire the exclusive rights to commercialize both Elidel® Cream and Xerese™ Cream in the U.S., Canada and Mexico. In addition, we and Meda have the right to undertake development work in respect of Elidel® and Xerese™ products. We made an upfront payment to Meda of $76.0 million, and we will pay a series of potential milestones of up to $16.0 million and guaranteed royalties totaling $120.0 million in the aggregate through 2011 and 2012. Thereafter, we will pay a double-digit royalty to Meda on net sales of Elidel®, Xerese™ and Zovirax®, including additional minimum royalties of $120.0 million in the aggregate during 2013-2015. The fair value of the upfront and contingent consideration, inclusive of royalty payments, was determined to be $437.7 million as of the acquisition date, which has been provisionally assigned primarily to product brands intangible assets ($406.4 million) and acquired IPR&D assets ($33.5 million). The acquired IPR&D assets relate to the development of a Xerese™ life-cycle product. The projected cash flows from the acquired IPR&D assets were adjusted for the probability of successful development and commercialization of the product. A risk-adjusted discount rate of 13% was used to present value the projected cash flows. Material cash inflows are expected to commence in 2014. Solely for purposes of estimating the fair value of these assets, we have estimated that we will incur costs of approximately $14.0 million to complete the project.

        In addition, we have entered into the following business transactions, which are expected to be completed prior to year-end:

  •
  On May 23, 2011, we agreed to acquire AB Sanitas ("Sanitas"), a publicly-traded specialty pharmaceuticals company based in Kaunas, Lithuania. The major shareholders of Sanitas have agreed to sell us 87.2% of the outstanding ordinary shares of Sanitas. After the acquisition of this controlling block of shares, we plan to commence a mandatory tender offer to acquire the remaining minority interest. The total purchase price is expected to be approximately €314.0 million (approximately $455.3 million as of June 30, 2011) in cash, in addition to the assumption of approximately €50.0 million (approximately $72.5 million as of June 30, 2011) in debt. Sanitas has a broad branded generics product portfolio consisting of 390 products in nine countries throughout Central and Eastern Europe, primarily Poland,

    Russia and Lithuania. Sanitas has in-house development capabilities in dermatology, ophthalmology and hospital injectables, and a pipeline of internally developed and acquired dossiers. As of August 2, 2011, we had invested $21.1 million to acquire 1,502,432 shares of Sanitas, which represented approximately 4.8% of the outstanding shares. The purchase of the controlling interest, which is subject to certain closing conditions, including certain merger clearances and there being no material adverse change, is expected to close in the third quarter of 2011 and the mandatory tender offer is expected to close in the fourth quarter of 2011.

  •
  Effective July 8, 2011, we entered into an asset purchase agreement to acquire Dermik, a dermatological unit of Sanofi in the U.S. and Canada, as well as the worldwide (excluding France) rights to Sculptra® Aesthetic, for a total purchase price of approximately $425.0 million. The acquisition includes Dermik's available inventories and manufacturing facility located in Laval, Quebec. Dermik's total 2010 revenues including contract manufacturing revenues were approximately $240 million. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close prior to year-end.

  •
  On July 15, 2011, we entered into an asset purchase agreement to acquire the assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc., for a total purchase price of approximately $345.0 million. The assets to be acquired include prescription brands RETIN-A MICRO®, ERTACZO® and RENOVA®. Total revenue for this product portfolio was approximately $150 million in 2010. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close prior to year-end.

COLLABORATION AGREEMENT

        In October 2008, Valeant closed the License and Collaboration Agreement (the "Collaboration Agreement") to develop ezogabine/retigabine in collaboration with GSK. Pursuant to the terms of the Collaboration Agreement, Valeant granted co-development rights and worldwide commercialization rights to GSK. In consideration, we will receive future cash flows from worldwide sales of ezogabine/retigabine products by GSK. In March 2011, the European Commission granted marketing authorization for Trobalt™ (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the U.S. Food and Drug Administration ("FDA") approved the New Drug Application ("NDA") for Potiga™ (ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. As of June 30, 2011, final classification was still under review by the U.S. Drug Enforcement Administration and Potiga™ will not be available for sale until this process is complete.

        In connection with the first sale of Trobalt™ by GSK in the European Union (which occurred in early May 2011), GSK paid us a $40.0 million milestone payment and will pay up to a 20% royalty on net sales of the product. Upon the first sale of Potiga™ in the U.S. (which is anticipated to occur no earlier than the fourth quarter of 2011), GSK will pay us a $45.0 million milestone payment, and we will share up to 50% of the net profits from the sale of Potiga™. We are recognizing the milestone payments as alliance and royalty revenue upon achievement. Amortization of the ezogabine/retigabine IPR&D assets will commence with the launch of Potiga™ in the U.S. In addition, we anticipate an increase in selling, general and administrative expenses in the second half of 2011, in connection with pre-launch activities associated with Potiga™.

        We are also proceeding with the development of a modified-release formulation of ezogabine/retigabine and will share development expenses with GSK.

MERGER-RELATED COST-RATIONALIZATION AND INTEGRATION INITIATIVES

        We believe the complementary nature of the Biovail and Valeant businesses presents an opportunity to capture significant operating synergies and cost savings. The Merger has provided, and should continue to provide, opportunities to realize cost savings from, among other things, reductions in research and development, general and administrative expenses, and sales and marketing. In total, we have identified approximately

$350 million of annual cost synergies that we expect to realize by the end of 2012, over $300 million of which is expected to be realized in 2011. Approximately $82.0 million and $158.0 million of cost synergies were realized in the second quarter and first half of 2011, respectively. This amount does not include potential revenue synergies or the potential benefits of expanding the Biovail corporate structure to Valeant's operations. Further, we currently expect our combined cash tax rate to be less than 10% for 2011.

        We estimate that we will incur costs of up to $180 million (of which the non-cash component, including share-based compensation, is expected to be approximately $55 million) in connection with these cost-rationalization and integration initiatives. These costs include: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who have been, or will be, terminated as a result of the Merger; IPR&D termination costs related to the transfer of product-development programs that did not align with the Company's research and development model to other parties; costs to consolidate or close facilities and relocate employees; asset impairment charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs. The following table summarizes the major components of costs incurred in connection with these initiatives and a reconciliation of the liability balance:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs		Total
($ in 000s)	$	$	$	$	$
Balance, January 1, 2010	—	—	—	—	—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	5,260	3,446	—	8,833	17,539
Cash payments	(20,603)	—	—	(2,510)	(23,113)
Non-cash adjustments	—	(165)	—	—	(165)

Balance, March 31, 2011	9,446	3,281	—	7,993	20,720
Costs incurred and charged to expense	5,632	295	—	15,847	21,774
Cash payments	(8,305)	(2,033)	—	(7,067)	(17,405)
Non-cash adjustments	—	—	—	(1,300)	(1,300)

Balance, June 30, 2011	6,773	1,543	—	15,473	23,789

        Facility closure costs incurred in the second quarter of 2011 included a $9.0 million charge for the remaining operating lease obligation (net of estimated sublease rentals that could be reasonably obtained) related to the Company's Mississauga, Ontario corporate office facility, which was vacated as of June 30, 2011, and a charge of $1.3 million related to a lease termination payment on the Company's Aliso Viejo, California corporate office facility. We are transitioning a number of our corporate office functions to Bridgewater, New Jersey. As a result, a portion of the previously vacated space in the Bridgewater facility has been reoccupied, resulting in a $1.1 million reversal of a previously recognized restructuring accrual related to that space.

        In addition to costs identified with our restructuring initiatives, we incurred $7.1 million of integration-related costs in the second quarter of 2011, of which $3.5 million had been paid as of June 30, 2011. These costs were primarily related to the alignment of manufacturing operations in Brazil and the integration of PharmaSwiss into our European operations.

SELECTED FINANCIAL INFORMATION

        As described above under "Biovail Merger with Valeant", our results of operations, financial condition and cash flows reflect Biovail's stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant's business have been included in our results of operations, financial condition and cash flows only for the periods subsequent to the completion of the Merger. Therefore, our financial results for the second quarter and first half of 2010 do not reflect Valeant's operations.

        The following table provides selected financial information for the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
	2011	2010	Change		2011	2010	Change
($ in 000s, except per share data)	$	$	$	%	$	$	$	%
Revenues	609,387	238,771	370,616	155	1,174,413	458,406	716,007	156
Operating expenses	490,921	189,959	300,962	158	981,204	393,227	587,977	150
Net income	56,360	33,969	22,391	66	62,842	30,819	32,023	104
Basic earnings per share	0.19	0.21	(0.02)	(10)	0.21	0.19	0.02	11
Diluted earnings per share	0.17	0.21	(0.04)	(19)	0.19	0.19	—	—
Cash dividends declared per share	—	0.095	(0.095)	(100)	—	0.185	(0.185)	(100)

	As of June 30 2011	As of December 31 2010	Change
	$	$	$	%
Total assets	11,827,873	10,795,117	1,032,756	10
Long-term debt, including current portion	4,546,789	3,595,277	951,512	26

Financial Performance

Changes in Revenues

        Total revenues increased $370.6 million, or 155%, to $609.4 million in the second quarter of 2011, compared with $238.8 million in the second quarter of 2010, and increased $716.0 million, or 156%, to $1,174.4 million in the first half of 2011, compared with $458.4 million in the first half of 2010, primarily due to:

  •
  incremental revenues from Valeant products and services of $286.3 million and $567.6 million in the second quarter and first half of 2011, respectively;

  •
  the inclusion of PharmaSwiss revenues from the acquisition date of $65.4 million and $81.6 million in the second quarter and first half of 2011, respectively;

  •
  alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment from GSK in connection with the launch of Trobalt™; and

  •
  alliance revenue of $36.0 million recognized in the first quarter of 2011 on the out-license of the Cloderm® product rights in March 2011.

Changes in Earnings

        Net income increased $22.4 million, or 66%, to $56.4 million (diluted earnings per share of $0.17) in the second quarter of 2011, compared with $34.0 million (diluted earnings per share of $0.21) in the second quarter of 2010, and increased $32.0 million, or 104%, to $62.8 million (diluted earnings per share of $0.19) in the first half of 2011, compared with $30.8 million (diluted earnings per share of $0.19) in the first half of 2010, reflecting the following factors:

  •
  an increased contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) from product sales of $192.7 million and $370.8 million in the second quarter and first half of 2011, respectively, mainly related to the addition of Valeant and PharmaSwiss product sales (net of incremental charges in those respective periods of $16.3 million and $46.2 million, in the aggregate, to cost of goods sold from the sale of acquired inventories that were written up to fair value), as well as higher volumes and pricing for Xenazine® products and a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights;

  •
  a $21.3 million net realized gain on the disposal of our equity investment in Cephalon, Inc. ("Cephalon"), which was realized in the second quarter of 2011 (as described below under "Results of Operations — Non-Operating Income (Expense) — Gain (Loss) on Investments, Net); and

  •
  decreases of $8.2 million and $57.2 million in acquired IPR&D expense in the second quarter and first half of 2011, respectively, as described below under "Results of Operations — Operating Expenses — Acquired IPR&D".

        Those factors were partially offset by:

  •
  the inclusion of Valeant operating costs in the second quarter and first half of 2011, net of realized synergies from the Merger;

  •
  increases of $81.6 million and $160.4 million in amortization expense in the second quarter and first half of 2011, respectively, primarily related to the identifiable intangible assets of Valeant and PharmaSwiss;

  •
  increases of $73.1 million and $132.0 million in interest expense in the second quarter and first half of 2011, respectively, reflecting legacy Valeant debt assumed as of the Merger Date, and the post-Merger issuances of senior notes in the fourth quarter of 2010 and first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  the inclusion of $27.6 million and $45.2 million of primarily Merger-related restructuring charges and other integration costs in the second quarter and first half of 2011, respectively;

  •
  increases in non-restructuring-related share-based compensation of $23.7 million and $51.8 million in the second quarter and first half of 2011, respectively, including approximately $16.1 million and $30.2 million, in those respective periods, related to the amortization of the fair value increment on Valeant stock options and RSUs converted into Company awards as of the Merger Date, and $9.2 million related to an equitable adjustment to certain vested stock options awards outstanding as of March 9, 2011, in connection with the post-Merger special dividend of $1.00 per common share declared and paid in the fourth quarter of 2010; and

  •
  charges of $14.7 million and $23.0 million on the extinguishment of debt in the second quarter and first half of 2011, respectively, mainly in connection with the repurchase of a portion of our 5.375% senior convertible notes due 2014 (the "5.375% Convertible Notes"), as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program", and the share settlement of the 4.0% convertible subordinated notes due 2013 of Valeant (the "4.0% Convertible Notes"), as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)".

Changes in Financial Condition

        As of June 30, 2011, we had cash and cash equivalents of $238.9 million and long-term debt, including the current portion, of $4,546.8 million. In the first quarter of 2011, we issued $2,150.0 million aggregate principal amount of senior notes, and used a portion of the net proceeds to prepay the $975.0 million outstanding under our senior secured term loan A facility (the "Term Loan A Facility"), as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)". In addition, operating cash flows of $226.7 million and $313.0 million in the second quarter and first half of 2011, respectively, were a significant source of liquidity. In the second quarter of 2011, we also borrowed $100.0 million under our new one-and-one-half-year, non-amortizing $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that we entered into in June 2011.

        In the first half of 2011, we paid $871.2 million, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the PharmaSwiss, Zovirax® and Elidel®/Xerese™ acquisitions. In addition, we purchased 11,864,599 of our common shares from ValueAct Capital Master Fund, L.P. ("ValueAct") for an aggregate purchase price $499.6 million, and we repurchased $109.0 million principal amount of the 5.375% Convertible Notes for total consideration of $344.0 million. In May 2011, we issued 17,782,764 of our common shares in connection with the settlement of all of the outstanding 4.0% Convertible Notes.

Cash Dividends

        No dividends were declared or paid in the first half of 2011. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Revolving Credit Facility include restrictions on the payment of dividends. Under our former dividend policy, we declared cash dividends per share of $0.095 and $0.185 in the second quarter and first half of 2010, respectively.

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

  •
  Branded Generics — Europe consists of branded generic pharmaceutical products sold primarily in Poland, Serbia, Hungary, the Czech Republic and Slovakia.

  •
  Branded Generics — Latin America consists of branded generic pharmaceutical and OTC products sold primarily in Mexico, Brazil and exports out of Mexico to other Latin American markets.

Revenues By Segment

        The following table displays revenues by segment for the second quarters and first halves of 2011 and 2010, the percentage of each segment's revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment's revenues. Percentages may not add due to rounding.

	Three Months Ended June 30						Six Months Ended June 30
	2011(a)		2010		Change		2011(b)		2010		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
U.S. Neurology and Other	234,503	38	159,075	67	75,428	47	$444,102	38	307,379	67	136,723	44
U.S. Dermatology	109,853	18	41,418	17	68,435	165	262,560	22	80,392	18	182,168	227
Canada and Australia	84,000	14	28,884	12	55,116	191	154,244	13	53,396	12	100,848	189
Branded Generics — Europe(c)	116,300	19	9,394	4	106,906	NM	192,393	16	17,239	4	175,154	NM
Branded Generics — Latin America	64,731	11	—	—	64,731	NM	121,114	10	—	—	121,114	NM

Total revenues	609,387	100	238,771	100	370,616	155	1,174,413	100	458,406	100	716,007	156

NM — Not meaningful

(a)
Revenues by segment in the second quarter of 2011 reflect the addition of revenues from Valeant products and services as follows: U.S. Neurology and Other — $54.4 million; U.S. Dermatology — $75.6 million; Canada and Australia — $48.2 million; Branded Generics — Europe — $43.4 million; and Branded Generics — Latin America — $64.7 million.

(b)
Revenues by segment in the first half of 2011 reflect the addition of revenues from Valeant products and services as follows: U.S. Neurology and Other — $122.2 million; U.S. Dermatology — $137.3 million; Canada and Australia — $91.4 million; Branded Generics — Europe — $95.6 million; and Branded Generics — Latin America — $121.1 million.

(c)
Branded Generics — Europe segment revenues reflect incremental revenues from PharmaSwiss products and services of $65.4 million and $81.6 million in the second quarter and first half of 2011, respectively.

        Total revenues increased $370.6 million, or 155%, to $609.4 million in the second quarter of 2011, compared with $238.8 million in the second quarter of 2010, and increased $716.0 million, or 156%, to $1,174.4 million in the first half of 2011, compared with $458.4 million in the first half of 2010. A substantial portion of these increases was due to the incremental revenues of Valeant and PharmaSwiss of $286.3 million and $65.4 million, respectively, in the second quarter of 2011, and $567.6 million and $81.6 million, respectively, in the first half of 2011, while the remaining increase was mainly attributable to the effect of the following factors:

  •
  in the U.S. Neurology and Other segment:

  •
  alliance revenue of $40.0 million in the second quarter of 2011 related to the milestone payment from GSK in connection with the launch of Trobalt™; and

  •
  increases in Xenazine® product sales of $10.0 million, or 62%, to $26.3 million in the second quarter of 2011, compared with $16.3 million in the second quarter of 2010, and $18.2 million, or 63%, to $47.1 million in the first half of 2011, compared with $28.9 million in the first half of 2010, reflecting year-over-year increases in patient enrollment and the positive effect of price increases and lower gross-to-net sales provisions.

    Those factors were partially offset by:

    •
    decreases in Wellbutrin XL® product sales of $8.8 million, or 18%, to $39.8 million in the second quarter of 2011, compared with $48.6 million in the second quarter of 2010, and $7.7 million, or 8%, to $86.2 million in the first half of 2011, compared with $93.9 million in the first half of 2010, mainly due to the introduction of an additional generic competitor in the fourth quarter of 2010. We anticipate a continuing decline in Wellbutrin XL® product sales due to generic erosion, although we have implemented a number of new initiatives to support the brand. In addition, Wellbutrin XL® product sales, which represented approximately 7% of our total revenues in each of the second quarter and first half of 2011, are expected to represent a declining percentage of total revenues due to anticipated growth in other parts of our business and recent acquisitions.

  •
  in the U.S. Dermatology segment:

  •
  alliance revenue of $36.0 million in the first quarter of 2011 related to the out-license of the Cloderm® product rights; and

  •
  an increase in Zovirax® product sales of $7.6 million, or 9%, to $88.0 million in the first half of 2011, compared with $80.4 million in the first half of 2010, reflecting the shipment of launch quantities of a new 30g presentation of the ointment form of the product in the first quarter of 2011. As anticipated, we experienced a decline in Zovirax® product sales of $20.0 million to $34.0 million in the second quarter of 2011 from $54.0 million in the first quarter of 2011, as we introduced physicians and patients to the new 30g presentation and remaining wholesale inventories of the original 15g ointment tubes were sold through.

        In the third quarter of 2011, we intend to reduce our overall wholesaler inventory levels from approximately one month to two-to-three weeks of supply. This is expected to have a one-time negative impact on our product sales revenue in the third quarter of 2011 of approximately $15.0 million to $30.0 million.

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

        The following table displays profit (loss) by segment for the second quarters and first halves of 2011 and 2010, the percentage of each segment's profit (loss) compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment's profit (loss). Percentages may not add due to rounding.

	Three Months Ended June 30						Six Months Ended June 30
	2011(a)		2010		Change		2011(b)		2010		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
U.S. Neurology and Other	137,749	59	63,067	40	74,682	118	237,258	53	139,729	45	97,529	70
U.S. Dermatology	38,938	35	16,359	39	22,579	138	73,746	28	31,902	40	41,844	131
Canada and Australia	29,677	35	11,617	40	18,060	155	50,599	33	21,135	40	29,464	139
Branded Generics — Europe(c)	(6,668)	(6)	6,818	73	(13,486)	(198)	(1,289)	(1)	12,292	71	(13,581)	(110)
Branded Generics — Latin America	2,140	3	—	—	2,140	NM	(3,798)	(3)	—	—	(3,798)	NM

Total segment profit	201,836	33	97,861	41	103,975	106	356,516	30	205,058	45	151,458	74

NM — Not meaningful

(a)
Segment profit (loss) in the second quarter of 2011 reflects the addition of Valeant's operations, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $2.0 million; U.S. Dermatology — $14.6 million; Canada and Australia — $8.8 million; Branded Generics — Europe — $7.3 million; and Branded Generics — Latin America — $11.9 million.

(b)
Segment profit (loss) in the first half of 2011 reflects the addition of Valeant's operations, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $19.0 million; U.S. Dermatology — $36.4 million; Canada and Australia — $18.4 million; Branded Generics — Europe — $17.0 million; and Branded Generics — Latin America — $27.9 million.

(c)
Branded Generics — Europe segment profit reflects the addition of PharmaSwiss operations commencing on the acquisition date, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets of $23.6 million and $28.7 million in the second quarter and first half of 2011, respectively.

        Total segment profit increased $104.0 million, or 106%, to $201.8 million in the second quarter of 2011, compared with $97.9 million in the second quarter of 2010, and increased $151.5 million, or 74%, to $356.5 million in the first half of 2011, compared with $205.1 million in the first half of 2010. A substantial portion of these increases was due to the inclusion of operations of Valeant, net of realized synergies from the Merger, and PharmaSwiss, while the remaining increase was mainly attributable to the effect of the following factors:

  •
  in the U.S. Neurology and Other segment:

  •
  alliance revenue of $40.0 million in the second quarter of 2011 related to the Trobalt™ milestone payment from GSK; and

  •
  increased contribution from Xenazine® product sales of $11.6 million and $18.0 million in the second quarter and first half of 2011, respectively, reflecting higher volumes and the positive effect of price increases and lower gross-to-net adjustments.

  •
  in the U.S. Dermatology segment:

  •
  an increased contribution from Zovirax® product sales of $6.2 million and $19.6 million in the second quarter and first half of 2011, respectively, reflecting the supply of the new 30g presentation of the ointment form of the product in the first quarter of 2011, and a lower supply price for inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, such that we retain a greater share of the economic interest in the brand; and

  •
  a net contribution of $5.3 million from the out-license of Cloderm® in the first quarter of 2011, taking into account the $30.7 million carrying amount of the Cloderm® intangible assets that was expensed as cost of alliance revenue.

Operating Expenses

        The following table displays the dollar amount of each operating expense category for the second quarters and first halves of 2011 and 2010, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended June 30						Six Months Ended June 30
	2011		2010		Change		2011		2010		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	169,912	28	63,850	27	106,062	166	339,199	29	122,805	27	216,394	176
Cost of alliance and service revenues	3,395	1	3,372	1	23	1	37,340	3	6,679	1	30,661	459
Selling, general and administrative	149,657	25	45,094	19	104,563	232	289,163	25	88,607	19	200,556	226
Research and development	17,764	3	23,644	10	(5,880)	(25)	31,434	3	36,221	8	(4,787)	(13)
Amortization of intangible assets	114,946	19	33,299	14	81,647	245	226,989	19	66,599	15	160,390	241
Restructuring and integration costs	27,626	5	2,881	1	24,745	NM	45,165	4	3,494	1	41,671	NM
Acquired IPR&D	2,000	—	10,242	4	(8,242)	(80)	4,000	—	61,245	13	(57,245)	(93)
Acquisition-related costs	1,869	—	7,577	3	(5,708)	(75)	3,376	—	7,577	2	(4,201)	(55)
Legal settlements	2,000	—	—	—	2,000	NM	2,400	—	—	—	2,400	NM
Acquisition-related contingent consideration	1,752	—	—	—	1,752	NM	2,138	—	—	—	2,138	NM

Total operating expenses	490,921	81	189,959	80	300,962	158	981,204	84	393,227	86	587,977	150

NM — Not meaningful

Cost of Goods Sold

        Cost of goods sold, which excludes the amortization of intangible assets described separately below under "— Amortization of Intangible Assets", increased $106.1 million, or 166%, to $169.9 million in the second quarter of 2011, compared with $63.9 million in the second quarter of 2010, and increased $216.4 million, or 176%, to $339.2 million in the first half of 2011, compared with $122.8 million in the first half of 2010. The percentage increases in cost of goods sold were higher than the corresponding 155% and 156% increases in total product sales in the second quarter and first half of 2011, respectively, primarily due to:

  •
  the impact of the acquisition accounting adjustments of $16.3 million and $46.2 million related to acquired inventories that were subsequently sold in the second quarter and first half of 2011, respectively. Substantially all of the acquisition accounting adjustments on Valeant and PharmaSwiss inventories has been recognized in cost of goods sold as of June 30, 2011.

        That factor was partially offset by:

  •
  the effect of the lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, which favourably impacted cost of goods sold by $5.4 million and $12.0 million in the second quarter and first half of 2011, respectively.

Cost of Alliance and Service Revenues

        Cost of alliance and service revenues was $3.4 million in each of the second quarters of 2011 and 2010, and increased $30.7 million, or 459%, to $37.3 million in the first half of 2011, compared with $6.7 million in the first half of 2010, primarily due to the inclusion of the $30.7 million carrying amount of the Cloderm® intangible asset, which was expensed on the out-license of the product rights in the first quarter of 2011.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $104.6 million, or 232%, to $149.7 million in the second quarter of 2011, compared with $45.1 million in the second quarter of 2010, and increased $200.6 million, or 226%, to $289.2 million in the first half of 2011, compared with $88.6 million in the first half of 2010, primarily due to:

  •
  the addition of Valeant's operating costs; and

  •
  increases of $23.5 million and $51.1 million in share-based compensation expense charged to selling, general and administrative expenses in the second quarter and first half of 2011, respectively, including approximately $16.4 million and $38.8 million, in those respective periods, related to the amortization of the fair value increment on Valeant stock options and RSUs converted into Company awards and the equitable adjustment to certain vested stock option awards, in connection with the post-Merger special dividend of $1.00 per common share declared and paid in the fourth quarter of 2010.

        Those factors were partially offset by:

  •
  decreases in compensation expense of $3.1 million and $0.4 million in the second quarter and first half of 2011, respectively, related to existing deferred share units ("DSUs") held by current directors. In May 2011, those DSUs were modified from units settled in cash to units settled in common shares, which converted the DSUs from a liability award to an equity award. As the modified DSUs were fully vested, no additional compensation expense will be recognized after the date of modification.

Research and Development Expenses

        Research and development expenses declined $5.9 million, or 25%, to $17.8 million in the second quarter of 2011, compared with $23.6 million in the second quarter of 2010, and declined $4.8 million, or 13%, to

$31.4 million in the first half of 2011, compared with $36.2 million in the first half of 2010, reflecting the impact of the termination of certain of our specialty central nervous system ("CNS") drug development programs in the fourth quarter of 2010, which more than offset the addition of Valeant's research and development expenses.

Amortization of Intangible Assets

        Amortization expense increased $81.6 million, or 245%, to $114.9 million in the second quarter of 2011, compared with $33.3 million in the second quarter of 2010, and increased $160.4 million, or 241%, to $227.0 million in the first half of 2011, compared with $66.6 million in the first half of 2010, primarily due to the amortization of the Valeant and PharmaSwiss identifiable intangible assets of $75.4 million and $151.3 million in the second quarter and first half of 2011, respectively.

Restructuring and Integration Costs

        As described above under "Merger-Related Cost-Rationalization and Integration Initiatives", we recognized primarily Merger-related restructuring charges and other integration costs of $27.6 million and $45.2 million in the second quarter and first half of 2011, respectively.

Acquired IPR&D

        In the second quarter and first half of 2011, we recorded acquired IPR&D charges of $2.0 million and $4.0 million, respectively, related to the acquisition of the Canadian rights to Cholestagel®, which was accounted for as a purchase of IPR&D assets with no alternative future use. In the corresponding periods of 2010, we paid $10.2 million and $61.2 million to acquire certain specialty CNS drug development programs, which programs were terminated following the Merger.

Non-Operating Income (Expense)

        The following table displays the dollar amounts of each non-operating income or expense category in the second quarters and first halves of 2011 and 2010; and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended June 30				Six Months Ended June 30
	2011	2010	Change		2011	2010	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	1,086	234	852	364	1,889	422	1,467	348
Interest expense	(83,073)	(9,952)	(73,121)	735	(151,824)	(19,779)	(132,045)	668
Loss on extinguishment of debt	(14,748)	—	(14,748)	NM	(23,010)	—	(23,010)	NM
Foreign exchange and other	847	667	180	27	3,654	44	3,610	NM
Gain (loss) on investments, net	21,158	(392)	21,550	NM	22,927	(547)	23,474	NM

Total non-operating income (expense)	(74,730)	(9,443)	(65,287)	691	(146,364)	(19,860)	(126,504)	637

NM — Not meaningful

Interest Expense

        Interest expense increased $73.1 million, or 735%, to $83.1 million in the second quarter of 2011, compared with $10.0 million in the second quarter of 2010, and increased $132.0 million, or 668%, to $151.8 million in the first half of 2011, compared with $19.8 million in the first half of 2010, reflecting primarily the legacy Valeant debt assumed as of the Merger Date (partially reduced by the repayment of the Term Loan A Facility in the first quarter of 2011), and the post-Merger issuances of senior notes in the fourth quarter of 2010 and first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

Loss on Extinguishment of Debt

        In the second quarter and first half of 2011, we recognized losses of $14.7 million and $23.0 million, respectively, mainly on the repurchase of a portion of the 5.375% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program") and the share settlement of the 4.0% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

Gain (Loss) on Investments, Net

        In March 2011, in connection with an offer to acquire Cephalon, we had invested $60.0 million to acquire shares of common stock of Cephalon. On May 2, 2011, Cephalon announced that it had agreed to be acquired by Teva Pharmaceutical Industries Inc. and, consequently, we disposed of our entire equity investment in Cephalon for net proceeds of $81.3 million, which resulted in a net realized gain of $21.3 million that was recognized in earnings in the second quarter of 2011.

Income Taxes

        The following table displays the dollar amounts of the current and deferred provisions for income taxes in the second quarters and first halves of 2011 and 2010; and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended June 30				Six Months Ended June 30
	2011	2010	Change		2011	2010	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Current income tax expense	6,100	4,700	1,400	30	22,500	9,500	13,000	137
Deferred income tax expense (recovery)	(18,724)	700	(19,424)	NM	(38,497)	5,000	(43,497)	NM

Total provision for (recovery of) income taxes	(12,624)	5,400	(18,024)	NM	(15,997)	14,500	(30,497)	NM

NM — Not meaningful

        In the second quarter of 2011, we recognized a recovery of income taxes of $12.6 million, which comprised $16.6 million related to the expected tax benefit in tax jurisdictions outside of Canada offset with tax expense of $4.0 million related to Canadian income taxes and, in the first half of 2011, we recognized a recovery of income taxes of $16.0 million, which comprised $19.8 million related to the expected tax benefit in tax jurisdictions outside of Canada offset with tax expense of $3.8 million related to Canadian income taxes. In the second quarter and first half of 2011, our effective tax rate was primarily impacted by (i) tax benefit of current U.S. losses, (ii) the release of liabilities for uncertain tax positions due to the settlement of various tax examinations in the U.S., and (iii) a partial increase of the valuation allowance specific to the Canadian net deferred tax assets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Financial Condition

        The following table displays a summary of our financial condition as of June 30, 2011 and December 31, 2010:

	As of June 30 2011	As of December 31 2010	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	238,945	394,269	(155,324)	(39)
Long-lived assets(a)	10,637,675	9,655,908	981,767	10
Long-term debt, including current portion	(4,546,789)	(3,595,277)	(951,512)	26
Shareholders' equity	(4,665,418)	(4,911,096)	245,678	(5)

(a)
Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.

Cash and Cash Equivalents

        Cash and cash equivalents declined $155.3 million, or 39%, to $238.9 million as of June 30, 2011, compared with $394.3 million at December 31, 2010, which primarily reflected the following uses of cash:

  •
  $975.0 million repayment of the Term Loan A Facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $871.2 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the PharmaSwiss, Zovirax® and Elidel®/Xerese™ acquisitions;

  •
  $499.6 million related to the purchase of common shares from ValueAct and $344.0 million paid to repurchase a portion of the 5.375% Convertible Notes, which included the payment of accreted interest of $5.0 million (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program");

  •
  $60.0 million paid to acquire shares of common stock of Cephalon;

  •
  $54.7 million of employee withholding taxes paid in connection with the exercise of share-based awards; and

  •
  purchases of property, plant and equipment of $34.0 million.

        Partially offset by the following sources of cash:

  •
  $2,139.7 million of net proceeds on the issuance of senior notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $313.0 million in operating cash flows;

  •
  $100.0 million of borrowings under the Revolving Credit Facility;

  •
  $81.3 million of net proceeds on the disposal of the Cephalon common stock; and

  •
  $61.0 million in proceeds from stock option exercises, including tax benefits.

Long-Lived Assets

        Long-lived assets increased $981.8 million, or 10%, to $10,637.7 million as of June 30, 2011, compared with $9,655.9 million at December 31, 2010, primarily due to:

  •
  $439.9 million assigned to the Elidel® and Xerese™ identifiable intangible assets;

  •
  the inclusion of the identifiable intangible assets and goodwill of PharmaSwiss, which amounted to $381.4 million in the aggregate;

  •
  the $300.0 million paid to acquire the U.S. and Canadian rights to Zovirax®; and

  •
  purchases of property, plant and equipment of $34.0 million.

        Those factors were partially offset by:

  •
  the depreciation of plant and equipment and amortization of intangible assets of $249.3 million in the aggregate; and

  •
  the $30.7 million carrying amount of the Cloderm® intangible assets expensed in connection with the out-license of the product rights.

Long-term Debt

        Long-term debt (including the current portion) increased $951.5 million, or 26%, to $4,546.8 million as of June 30, 2011, compared with $3,595.3 million at December 31, 2010, primarily due to:

  •
  the issuance of $2,150.0 million principal amount of senior notes in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  the $100.0 million borrowed under the Revolving Credit Facility.

        That factor was partially offset by:

  •
  the $975.0 million repayment of the Term Loan A Facility;

  •
  the share settlement of the $221.4 million carrying amount of the liability component of the 4.0% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  the repurchase of $96.4 million carrying amount of the liability component of the 5.375% Convertible Notes, exclusive of related deferred financing costs (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program").

Shareholders' Equity

        Shareholders' equity declined $245.7 million, or 5%, to $4,665.4 million as of June 30, 2011, compared with $4,911.1 million at December 31, 2010, primarily due to:

  •
  a charge for the excess of $666.0 million of the fair value of the common shares issued to effect the settlement of the 4.0% Convertible Notes over the estimated fair value of the liability component (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  a decrease of $499.6 million related to the purchase of common shares from ValueAct; and

  •
  a charge for the excess of $232.4 million of the purchase price of the 5.375% Convertible Notes over the estimated fair value of the liability component (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program").

        That factor was partially offset by:

  •
  the $892.0 million fair value of the common shares issued upon settlement of the 4.0% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  a positive foreign currency translation adjustment of $183.4 million to other comprehensive income, mainly due to the impact of a weakening of the U.S. dollar relative to a number of other currencies, including the Polish zloty, Mexican peso, euro, Brazilian real and Canadian dollar, which increased the reported value of our net assets denominated in those currencies;

  •
  net income of $62.8 million, including $55.5 million of share-based compensation recorded in additional paid-in capital; and

  •
  proceeds of $29.4 million from the issuance of common shares on the exercise of stock options.

Cash Flows

        The following table displays cash flow information for the second quarters and first halves of 2011 and 2010:

	Three Months Ended June 30				Six Months Ended June 30
	2011	2010	Change		2011	2010	Change
($ in 000s)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	226,656	108,913	117,743	108	312,986	153,666	159,320	104
Net cash used in investing activities	(62,500)	(9,352)	(53,148)	NM	(887,834)	(53,232)	(834,602)	NM
Net cash provided by (used in) financing activities	(330,169)	(25,502)	(304,667)	NM	412,598	(38,204)	450,802	NM
Effect of exchange rate changes on cash and cash equivalents	3,206	(385)	3,591	NM	6,926	(127)	7,053	NM

Net increase (decrease) in cash and cash equivalents	(162,807)	73,674	(236,481)	NM	(155,324)	62,103	(217,427)	NM
Cash and cash equivalents, beginning of period	401,752	102,892	298,860	290	394,269	114,463	279,806	244

Cash and cash equivalents, end of period	238,945	176,566	62,379	35	238,945	176,566	62,379	35

NM — Not meaningful

Operating Activities

        Net cash provided by operating activities increased $117.7 million, or 108%, to $226.7 million in the second quarter of 2011, compared with $108.9 million in the second quarter of 2010, primarily due to:

  •
  the inclusion of cash flows from the operations of Valeant and PharmaSwiss in the second quarter of 2011;

  •
  the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt™ in the second quarter of 2011;

  •
  the receipt in the second quarter of 2011 of the $36.0 million upfront payment related to the sale of Cloderm®; and

  •
  the increased contribution from Xenazine® and Zovirax® product sales of $11.6 million and $6.2 million, respectively, in the second quarter of 2011.

        Those factors were partially offset by:

  •
  payments related to the Merger-related restructuring charges ($17.4 million) and legacy Valeant pre-Merger restructuring cost obligations assumed as of the Merger Date ($6.5 million).

        Net cash provided by operating activities increased $159.3 million, or 104%, to $313.0 million in the first half of 2011, compared with $153.7 million in the first half of 2010, primarily due to:

  •
  the inclusion of cash flows from the operations of Valeant and PharmaSwiss in the first half of 2011;

  •
  the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt™;

  •
  the receipt of the $36.0 million upfront payment related to the sale of Cloderm®; and

  •
  the increased contribution from Xenazine® and Zovirax® product sales of $18.0 million and $19.6 million, respectively, in the first half of 2011.

        Those factors were partially offset by:

  •
  payments related to the Merger-related restructuring charges ($40.5 million) and legacy Valeant pre-Merger restructuring cost obligations assumed as of the Merger Date ($22.4 million) in the first half of 2011; and

  •
  legal settlement payments of $16.0 million in the first quarter of 2011 related to Biovail legacy litigation matters.

Investing Activities

        Net cash used in investing activities increased $53.1 million to $62.5 million in the second quarter of 2011, compared with $9.3 million in the second quarter of 2010, primarily due to:

  •
  an increase of $104.6 million, in the aggregate, related to the purchases of businesses and intangible assets, mainly in respect of the Elidel®/Xerese™ acquisition in the second quarter of 2011; and

  •
  the $20.0 million paid in April 2011 to acquire shares of common stock of Cephalon.

        Those factors were partially offset by:

  •
  a decrease of $81.3 million related to the net proceeds on the disposal of the Cephalon common stock; and

  •
  a decrease of $10.2 million related to the acquisition of certain specialty CNS drug development programs in the second quarter of 2010 that did not similarly occur in the second quarter of 2011.

        Net cash used in investing activities increased $834.6 million to $887.8 million in the first half of 2011, compared with $53.2 million in the first half of 2010, primarily due to:

  •
  an increase of $871.2 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets, mainly in respect of the PharmaSwiss, Zovirax® and Elidel®/Xerese™ acquisitions in the first half of 2011;

  •
  the $60.0 million paid to acquire shares of common stock of Cephalon; and

  •
  an increase of $27.5 million in purchases of property, plant and equipment.

        Those factors were partially offset by:

  •
  a decrease of $81.3 million related to the net proceeds on the disposal of the Cephalon common stock; and

  •
  a decrease of $60.2 million related to the acquisition of certain specialty CNS drug development programs in the first half of 2010 that did not similarly occur in the first half of 2011.

Financing Activities

        Net cash used in financing activities increased $304.7 million to $330.2 million in the second quarter of 2011, compared with $25.5 million in the second quarter of 2010, primarily due to:

  •
  an increase of $224.8 million related to the purchase of common shares from ValueAct in the second quarter of 2011;

  •
  an increase of $199.8 million related to the repurchase of a portion of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the second quarter of 2011; and

  •
  an increase of $15.2 million related to employee withholding taxes paid on the exercise of employee share-based awards.

        Those factors were partially offset by:

  •
  a decrease of $100.0 million in borrowings under the Revolving Credit Facility; and

  •
  a decrease of $12.4 million in proceeds from stock option exercises, including tax benefits.

        Net cash provided by financing activities was $412.6 million in the first half of 2011, compared with cash used of $38.2 million in the first half of 2010, reflecting an increase of $450.8 million, primarily due to:

  •
  an increase related to net proceeds of $2,139.7 million from the issuance of senior notes in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  an increase related to borrowings under the Revolving Credit Facility of $100.0 million; and

  •
  an increase of $58.2 million in proceeds from stock option exercises, including tax benefits.

        Those factors were partially offset by:

  •
  a decrease of $975.0 million related to the repayment of the Term Loan A Facility in the first quarter of 2011;

  •
  a decrease of $499.6 million related to the purchase of common shares from ValueAct in the first half of 2011;

  •
  a decrease of $339.0 million related to the repurchase of a portion of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the first half of 2011; and

  •
  a decrease of $54.7 million related to employee withholding taxes paid on the exercise of employee share-based awards.

Financial Assets (Liabilities)

        The following table displays our net financial liability position as of June 30, 2011 and December 31, 2010:

		As of June 30 2011	As of December 31 2010
				Change
	Maturity Date
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		238,945	394,269	(155,324)	(39)
Marketable securities		12,124	8,166	3,958	48

Total financial assets		251,069	402,435	(151,366)	(38)

Financial liabilities:
Revolving Credit Facilty	December 2012	(100,000)	—	(100,000)	NM
Term Loan A Facility		—	(975,000)	975,000	(100)
Senior Notes:
6.50%	July 2016	(950,000)	—	(950,000)	NM
6.75%	October 2017	(497,770)	(497,589)	(181)	—
6.875%	December 2018	(992,973)	(992,498)	(475)	—
7.00%	October 2020	(695,956)	(695,735)	(221)	—
6.75%	August 2021	(650,000)	—	(650,000)	NM
7.25%	July 2022	(539,973)	—	(539,973)	NM
Convertible Notes:
4.00%	November 2013	—	(220,792)	220,792	(100)
5.375%	August 2014	(102,617)	(196,763)	94,146	(48)
Other		(17,500)	(16,900)	(600)	4

Total financial liabilities		(4,546,789)	(3,595,277)	(951,512)	26

Net financial liabilities		(4,295,720)	(3,192,842)	(1,102,878)	35

NM — Not meaningful

        Our primary sources of liquidity are our cash flows from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations, funds available under the Revolving Credit Facility, supplemented with additional debt issuances as needed, will be sufficient to meet our liquidity needs, based on our current expectations. We have no material commitments for expenditures related to property, plant and equipment. Part of our business strategy is to expand through strategic acquisitions, which requires us to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. We currently intend to raise approximately $1.0 billion in debt in order to finance the acquisitions of Sanitas, Dermik and Ortho Dermatologics in the second half of 2011. We have already negotiated for a bridge loan until this longer-term financing is in place.

        On September 27, 2010, Valeant and certain of its subsidiaries entered into a Credit and Guaranty Agreement (the "Old Credit Agreement") with a syndicate of lending institutions, consisting of (1) a four-and-one-half-year non-amortizing $125.0 million revolving credit facility, (2) a five-year amortizing $1.0 billion Term Loan A Facility, and (3) a six-year amortizing $1.625 billion term loan B facility (the "Term Loan B Facility"). Effective November 29, 2010, the Term Loan B Facility was repaid in full. Effective March 8, 2011, Valeant terminated the Old Credit Agreement, using a portion of the net proceeds from the combined offering of 6.50% senior notes due 2016 (the "2016 Notes") and 6.75% senior notes due 2022 (the "2022 Notes") (as described below) to prepay the amounts outstanding under the Term Loan A Facility.

        On June 29, 2011, Valeant entered into a Credit and Guaranty Agreement (the "Credit Agreement"), consisting of a one-and-one-half-year, non-amortizing $200.0 million Revolving Credit Facility. As of June 30, 2011, we had borrowed an aggregate principal amount of $100.0 million under the Revolving Credit Facility and were in compliance with all covenants. In July 2011, we borrowed an additional $12.0 million under this facility.

        On February 8, 2011, Valeant issued $650.0 million aggregate principal amount of 6.75% senior notes due 2021 (the "2021 Notes"). Interest on the 2021 Notes accrues at the rate of 6.75% per year. The net proceeds of the 2021 Notes offering were principally used to finance the PharmaSwiss and Zovirax® acquisitions.

        On March 8, 2011, Valeant issued $950.0 million aggregate principal amount of 2016 Notes and $550.0 million aggregate principal amount of 2022 Notes. The 2016 Notes accrue interest at the rate of 6.50% per year, and the 2022 Notes accrue interest at the rate of 7.25% per year. The 2016 Notes were issued at par and the 2022 Notes were issued at 98.125% of par for an effective annual yield of 7.50%. Net proceeds of the 2016 Notes and 2022 Notes offering were principally used to prepay the amounts outstanding under Valeant's Term Loan A Facility, as described above, and to fund the repurchase of our common shares from ValueAct in March 2011 (as described below under "— Securities Repurchase Program").

        The senior notes issued by Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $3,859.3 million and total liabilities of $1,423.8 million as of June 30, 2011, and net revenues of $362.8 million and a loss from operations of $24.7 million for the six-month period ended June 30, 2011.

        On April 20, 2011, we distributed a notice of redemption to holders of the 4.0% Convertible Notes, pursuant to which all of the outstanding 4.0% Convertible Notes on May 20, 2011 would be redeemed. Prior to that date, at the election of the holders, all of the outstanding 4.0% Convertible Notes were converted into 17,782,764 common shares of the Company, at a conversion rate of 79.0667 common shares per $1,000 principal amount of notes, which represented a conversion price of approximately $12.65 per share. The carrying amount of the 4.0% Convertible Notes prior to settlement was $221.4 million and the aggregate fair value of the common shares issued to effect the settlement was $892.0 million. The difference of $670.6 million between the carrying amount and the fair value of the common shares issued upon settlement was recognized as a loss on extinguishment of debt ($4.6 million) and a charge to shareholders' equity ($666.0 million).

        With respect to Valeant's call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes, these agreements consisted of purchased call options on 15,813,338 common shares, which matured on May 20, 2011, and written call options on the identical number of shares, which mature on August 18, 2011. As of the Merger Date, these call options are to be settled in common shares of the Company. In June 2011, we received 11,479,365 common shares of the Company on the net-share settlement of the purchased call options, which common shares were subsequently cancelled.

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

        In the first half of 2011, we repurchased $109.0 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $344.0 million. The carrying amount of the 5.375% Convertible Notes purchased was $93.3 million (net of $3.1 million of related unamortized deferred financing costs). The difference of $250.7 million between the net carrying amount and the purchase price was recognized as a loss on extinguishment of debt ($18.3 million) and a charge to shareholders' equity ($232.4 million). The portion of the purchase price attributable to accreted interest on the debt discount amounted to $5.0 million in the first half of 2011, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities. The remaining portion of the payment of $339.0 million is presented in the consolidated statement of cash flows as an outflow from financing activities, which includes a payment to the note holders of a $15.2 million premium above the carrying value. Subsequent to June 30, 2011, we repurchased an additional $11.4 million principal amount of the 5.375% Convertible Notes for cash consideration of $41.7 million.

        In March 2011, we repurchased 7,366,419 of our common shares from ValueAct for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of June 30, 2011, we had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the March 2011 repurchase. In May 2011, a subsidiary of the Company purchased 4,498,180 of our common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, the Company purchased these common shares from its subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

        Since the commencement of the securities repurchase program, we have repurchased a total of $246.6 million principal amount of the 5.375% Convertible Notes for total consideration of $645.0 million and 14,169,599 of our common shares for total consideration of $559.7 million.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

        The following table summarizes contractual obligations related to long-term debt and acquisition-related contingent consideration obligations as of June 30, 2011:

	Payments Due by Period
	Total	2011	2012 and 2013	2014 and 2015	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt, including interest obligations(a)	7,054,655	156,636	710,192	714,952	5,472,875
Acquisition-related contingent consideration(b)	247,076	26,038	131,038	80,000	10,000

(a)
Expected interest payments assume repayment of the principal amount of the related debt obligations at maturity.

(b)
Primarily reflects the minimum guaranteed obligations related to the license agreement for Elidel® and Xerese™ (as described above under "Business Development"). These amounts do not include contingent obligations related to future milestone or royalty payments. Such contingent obligations are recorded at fair value in the unaudited consolidated financial statements.

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

        As of August 2, 2011, we had 300,237,443 issued and outstanding common shares and 1,597,887 common shares issuable in connection with the Merger. In addition, we had 10,774,325 stock options and 2,076,507 time-based RSUs that each represent the right of a holder to receive one of the Company's common shares, and 1,255,930 performance-based RSUs that represent the right of a holder to receive up to 300% of the RSUs granted. A maximum of 2,761,794 common shares could be issued upon vesting of the performance-based RSUs outstanding.

        Assuming full share settlement, 7,204,927 common shares are issuable upon the conversion of the 5.375% Convertible Notes (based on a current conversion rate of 69.6943 common shares per $1,000 principal amount of notes, subject to adjustment). Under the written call option agreement on our common shares in respect of the 4.0% Convertible Notes, the counterparties have the right but not the obligation to buy from us 15,813,338 of our common shares.

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

Recently Issued Accounting Standards, Not Adopted as of June 30, 2011

        We will adopt the provisions of the following new accounting standards effective January 1, 2012:

  •
  Guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards

    ("IFRS"). The amendments change some fair value measurement principles and disclosure requirements under U.S. GAAP. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

  •
  Guidance requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The amendments do not change the components of other comprehensive income or the calculation of earnings per share. As the guidance relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have a significant impact on our consolidated financial statements.

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

        These forward-looking statements relate to, among other things: the expected benefits of the Merger and other acquisitions, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.

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

  •
  factors relating to the integration of Valeant and Biovail, as well as other companies, businesses and products acquired by the Company, including the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

  •
  the challenges and difficulties associated with managing a larger, more complex, combined business;

  •
  the challenges and difficulties associated with managing the rapid growth of our Company and business;

  •
  our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of our significant operating subsidiary in Barbados, as well as the low tax rate for the profits of our PharmaSwiss S.A. subsidiary based in Switzerland;

  •
  the introduction of products that compete against our products that do not have patent or data exclusivity rights, which products represent a significant portion of our revenues;

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

  •
  our ability to close transactions on a timely basis or at all;

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

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. of Part II of this Form 10-Q and under Item 1A. "Risk Factors" of the 2010 Form 10-K, and in our other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Except as described below, there have been no material changes to our exposures to market risks as disclosed under the heading "Quantitative and Qualitative Disclosures About Market Risks" in the annual MD&A contained in the 2010 Form 10-K.

Interest Rate Risk

        As of June 30, 2011, we had $4,464.8 million principal amount of fixed rate debt that requires U.S. dollar repayment. The estimated fair value of our fixed rate debt as of June 30, 2011 was $4,649.4 million. If interest rates were to increase or decrease by 100 basis-points the fair value of our long-term debt would increase or decrease by approximately $252.0 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points change in interest rates would have an annualized pre-tax effect of approximately $1.0 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings on our Revolving Credit Facility. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        For information concerning legal proceedings, reference is made to note 18 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

        The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company's business or operations in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

        We have grown at a very rapid pace. Our inability to properly manage or support this growth may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common shares to decline.

        We have grown very rapidly over the past few years as a result of our acquisitions. This growth has put significant demands on our processes, systems and people. We have made and expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. If we do not manage and support our rapid growth appropriately, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common shares could decline.

Failure to close transactions could damage our business.

        There are a number of risks and uncertainties relating to our closing transactions, including our proposed transactions to acquire Sanitas and certain assets and rights relating to Dermik and Ortho Dermatologics. There is no assurance as to when or if such transactions will close. There is no assurance that the closing conditions will be satisfied or waived or that other events will not intervene to delay or result in the termination of the related agreements. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares; and (ii) many costs relating to the such transactions may be payable by us whether or not such transactions are completed. If such transactions are not completed, the risks described above may materialize and cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common shares to decline.

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

        Set forth below is information regarding securities repurchased under the securities repurchase program, as well as common shares and other equity securities of the Company purchased other than pursuant to the securities repurchase program, in the three-month period ended June 30, 2011:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plan		Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plan
April 2011	—		$—	—		$764,354,931
May 2011	11,480	(1)	$3,463.87	11,480	(1)	$724,589,745
May 2011	4,498,180	(2)	$49.98	4,498,180	(2)	$499,775,726
June 2011	45,158	(1)	$3,603.87	45,158	(1)	$337,032,220
June 2011	11,479,365	(3)	$14.15	—		$337,032,220

(1)
$1,000 principal amount of 5.375% senior convertible notes due 2014.

(2)
Common shares.

(3)
11,479,365 common shares of the Company were received on the net share settlement of purchased call options, which had a strike price of $14.15.

Item 3.   Defaults Upon Senior Securities

        None.

Item 4. (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

2.1**	Asset Purchase Agreement dated July 8, 2011 among Valeant Pharmaceuticals International, Inc., Valeant International (Barbados) SRL and Sanofi *†
2.2**
Asset Purchase Agreement dated July 15, 2011 among Valeant Pharmaceuticals International, Inc. (as guarantor only), Valeant International (Barbados) SRL, Valeant Pharmaceuticals North America LLC and Janssen Pharmaceuticals, Inc. *†
2.3
Purchase Agreement, dated as of May 6, 2011, between ValueAct Capital Master Fund, L.P. and 0909657 B.C. Ltd., originally filed as Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011, which is incorporated by reference herein.
10.1	Credit and Guaranty Agreement, dated June 29, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2011, which is incorporated by reference herein.
10.2
Separation Agreement between Valeant Pharmaceuticals International, Inc. and Mark Durham, dated July 7, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.
10.3
Employment Letter between Valeant Pharmaceuticals International, Inc. and Brian Stolz, dated June 27, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.

10.4	Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan, effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed with the Securities and Exchange Commission on May 10, 2011, which is incorporated herein by reference.
10.5
Amendment, dated April 6, 2011 and approved by the shareholders on May 16, 2011, to Biovail Corporation 2007 Equity Compensation Plan, originally filed as Annex B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, which is incorporated herein by reference.
10.6**	Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011.
10.7**	License Agreement, dated June 29, 2011, between Meda Pharma SARL and Valeant International (Barbados) SRL.*
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document††
101.SCH	XBRL Taxonomy Extension Schema††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase††
101.LAB	XBRL Taxonomy Extension Label Linkbase††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase††
101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: August 5, 2011	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ PHILIP W. LOBERG Philip W. Loberg Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

 INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1**	Asset Purchase Agreement dated July 8, 2011 among Valeant Pharmaceuticals International, Inc., Valeant International (Barbados) SRL and Sanofi*†
2.2**
Asset Purchase Agreement dated July 15, 2011 among Valeant Pharmaceuticals International, Inc. (as guarantor only), Valeant International (Barbados) SRL, Valeant Pharmaceuticals North America LLC and Janssen Pharmaceuticals, Inc.*†
2.3
Purchase Agreement, dated as of May 6, 2011, between ValueAct Capital Master Fund, L.P. and 0909657 B.C. Ltd., originally filed as Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011, which is incorporated by reference herein.
10.1	Credit and Guaranty Agreement, dated June 29, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2011, which is incorporated by reference herein.
10.2
Separation Agreement between Valeant Pharmaceuticals International, Inc. and Mark Durham, dated July 7, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.
10.3
Employment Letter between Valeant Pharmaceuticals International, Inc. and Brian Stolz, dated June 27, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.
10.4
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan, effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed with the Securities and Exchange Commission on May 10, 2011, which is incorporated herein by reference.
10.5
Amendment, dated April 6, 2011 and approved by the shareholders on May 16, 2011, to Biovail Corporation 2007 Equity Compensation Plan, originally filed as Annex B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, which is incorporated herein by reference.
10.6**	Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011.
10.7**	License Agreement, dated June 29, 2011, between Meda Pharma SARL and Valeant International (Barbados) SRL.*
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document††
101.SCH	XBRL Taxonomy Extension Schema††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

Exhibit No.	Exhibit Description
101.LAB	XBRL Taxonomy Extension Label Linkbase††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase††
101.DEF	XBRL Taxonomy Extension Definition Linkbase††

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
SIGNATURES
INDEX TO EXHIBITS