Form 10-Q
period 2011-09-30
Valeant Pharmaceuticals International, Inc.
filed 2011-11-04
CIK 885590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

        Common shares, no par value — 307,913,730 shares issued and outstanding as of November 1, 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

  •
  factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to the Merger), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

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

  •
  the risks associated with the international scope of our operations, including our presence in emerging markets;

  •
  the impacts of the Patient Protection and Affordable Care Act in the U.S. and other legislative and regulatory reforms in the countries in which we operate;

  •
  the uncertainties associated with the acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

  •
  the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, the Canadian Therapeutic Products Directorate and European and Australian regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

  •
  our ability to obtain components, raw materials or finished products supplied by third parties;

  •
  the outcome of legal proceedings, investigations and regulatory proceedings;

  •
  economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

  •
  the disruption of delivery of our products and the routine flow of manufactured goods; and

  •
  other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the "SEC") and the Canadian Securities Administrators (the "CSA"), as well as our ability to anticipate and manage the risks associated with the foregoing.

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as supplemented by Item 1A. of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	As of September 30 2011	As of December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$254,559	$394,269
Marketable securities	2,967	6,083
Accounts receivable, net	450,379	274,819
Inventories, net	259,648	229,582
Prepaid expenses and other current assets	32,855	26,088
Assets held for sale	3,644	4,014
Income taxes receivable	17,528	8,243
Deferred tax assets, net	77,529	77,068

Total current assets	1,099,109	1,020,166
Marketable securities	—	2,083
Property, plant and equipment, net	355,663	281,752
Intangible assets, net	6,832,698	6,372,780
Goodwill	3,379,137	3,001,376
Deferred tax assets, net	93,637	80,085
Other long-term assets, net	58,117	36,875

Total assets	$11,818,361	$10,795,117

LIABILITIES
Current liabilities:
Accounts payable	$148,777	$101,324
Accrued liabilities	468,241	442,114
Acquisition-related contingent consideration	145,611	—
Income taxes payable	41,639	9,153
Deferred revenue	14,747	21,520
Current portion of long-term debt	38,943	116,900
Liabilities for uncertain tax positions	646	646
Deferred tax liabilities, net	4,063	799

Total current liabilities	862,667	692,456
Deferred revenue	41,409	50,021
Acquisition-related contingent consideration	278,706	20,220
Long-term debt	5,187,968	3,478,377
Liabilities for uncertain tax positions	103,208	96,102
Deferred tax liabilities, net	1,177,905	1,436,743
Other long-term liabilities	152,399	110,102

Total liabilities	7,804,262	5,884,021

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 306,662,244 and 302,448,934 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5,981,493	5,251,730
Additional paid-in capital	275,277	495,041
Accumulated deficit	(2,056,402)	(934,511)
Accumulated other comprehensive (loss) income	(186,269)	98,836

Total shareholders' equity	4,014,099	4,911,096

Total liabilities and shareholders' equity	$11,818,361	$10,795,117

Commitments and contingencies (note 18)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(All dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues
Product sales	$570,423	$201,372	$1,600,879	$644,650
Alliance and royalty	22,471	6,150	146,873	15,146
Service and other	7,690	745	27,245	6,877

	600,584	208,267	1,774,997	666,673

Expenses
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	162,568	62,142	501,767	184,947
Cost of alliance and service revenues	3,078	532	40,418	7,211
Selling, general and administrative	134,801	60,187	423,964	148,794
Research and development	17,476	13,766	48,910	49,987
Amortization of intangible assets	138,027	35,499	365,016	102,098
Restructuring and integration costs	15,874	95,916	61,039	99,410
Acquired in-process research and development	—	—	4,000	61,245
Acquisition-related costs	9,498	28,037	12,874	35,614
Legal settlements	—	38,500	2,400	38,500
Acquisition-related contingent consideration	6,904	—	9,042	—

	488,226	334,579	1,469,430	727,806

Operating income (loss)	112,358	(126,312)	305,567	(61,133)
Interest income	1,052	126	2,941	548
Interest expense	(87,504)	(11,218)	(239,328)	(30,997)
Write-down of deferred financing charges	—	(5,774)	—	(5,774)
Loss on extinguishment of debt	(10,315)	—	(33,325)	—
Foreign exchange and other	(3,590)	301	64	345
(Loss) gain on investments, net	(140)	(5,005)	22,787	(5,552)

Income (loss) before (recovery of) provision for income taxes	11,861	(147,882)	58,706	(102,563)
(Recovery of) provision for income taxes	(29,001)	60,000	(44,998)	74,500

Net income (loss)	$40,862	$(207,882)	$103,704	$(177,063)

Basic earnings (loss) per share	$0.13	$(1.27)	$0.34	$(1.11)

Diluted earnings (loss) per share	$0.13	$(1.27)	$0.32	$(1.11)

Weighted-average common shares (000s)
Basic	302,702	163,295	303,285	160,082
Diluted	322,783	163,295	329,010	160,082

Cash dividends declared per share	$—	$0.095	$—	$0.280

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT

(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Accumulated deficit, beginning of period	$(1,887,343)	$(244,669)	$(934,511)	$(245,974)
Net income (loss)	40,862	(207,882)	103,704	(177,063)
Repurchase of common shares	(43,301)	—	(335,906)	—
Repurchase of equity component of convertible debt	(125,028)	—	(779,859)	—
Employee withholding taxes related to share-based awards	—	—	(68,238)	—
Cash settlement of written call options	(41,592)	—	(41,592)	—
Cash dividends declared and dividend equivalents	—	(15,193)	—	(44,707)

Accumulated deficit, end of period	$(2,056,402)	$(467,744)	$(2,056,402)	$(467,744)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$40,862	$(207,882)	$103,704	$(177,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	154,936	42,338	404,214	122,619
Amortization of deferred revenue	(4,775)	(4,775)	(14,326)	(14,326)
Amortization of discounts on long-term debt	1,917	2,712	6,504	8,350
Amortization and write-down of deferred financing costs	10,768	6,854	12,529	9,498
Share-based compensation	17,587	68,284	73,038	71,836
Tax benefits from stock options exercised	(2,042)	—	(33,658)	—
Deferred income taxes	(38,601)	59,500	(77,098)	64,500
Acquired in-process research and development	—	—	4,000	61,245
Acquisition-related contingent consideration	6,904	—	9,042	—
Allowances for losses on accounts receivable and inventories	1,740	(636)	4,212	(390)
Acquisition accounting adjustment on inventory sold	2,768	—	48,939	—
Non-cash cost of alliance revenue	—	—	30,686	—
Payment of accrued legal settlements	—	—	(16,400)	(5,950)
Additions to accrued legal settlements	—	38,500	400	38,500
Loss on extinguishment of debt	10,315	—	33,325	—
Payment of accreted interest on repurchase of convertible debt	(3,362)	—	(8,363)	—
Gain on sale of marketable securities	—	—	(21,316)	—
Other	(7,737)	5,059	(755)	4,930
Changes in operating assets and liabilities:
Accounts receivable	(43,087)	17,995	(93,832)	21,399
Inventories	(5,211)	2,359	(68)	(3,451)
Prepaid expenses and other current assets	(7,813)	(2,164)	(2,186)	3,072
Accounts payable	16,808	22,277	6,499	(8,019)
Accrued liabilities	21,397	63,450	32,325	66,450
Income taxes payable	920	(2,929)	(13,673)	2,148
Deferred revenue	(587)	(18)	(1,049)	(758)

Net cash provided by operating activities	173,707	110,924	486,693	264,590

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(409,056)	308,982	(969,323)	308,982
Acquisition of intangible assets	(12,237)	(1,000)	(323,122)	(61,245)
Proceeds from sales and maturities of marketable securities	—	2,000	86,639	6,965
Purchases of marketable securities	(11,745)	—	(81,087)	—
Purchases of property, plant and equipment	(9,584)	(1,037)	(43,563)	(7,531)
Proceeds from sale of assets	—	6,422	—	14,964

Net cash (used in) provided by investing activities	(442,622)	315,367	(1,330,456)	262,135

Cash Flows From Financing Activities
Issuance of long-term debt	—	—	2,139,688	—
Repayment of long-term debt	(11,088)	—	(986,088)	(12,500)
Repurchase of common shares	(74,556)	—	(574,120)	—
Repurchase of convertible debt	(202,587)	—	(541,600)	—
Borrowings under credit facilities	690,000	—	790,000	—
Cash settlement of written call options	(66,864)		(66,864)
Acquisition of noncontrolling interest	(28,515)	—	(28,515)	—
Payment of employee withholding tax upon vesting of share-based awards	(2,477)	—	(57,155)	—
Tax benefits from stock options exercised	2,042	—	33,658	—
Proceeds from exercise of stock options	4,847	4,474	34,209	7,272
Financing costs paid	(11,777)	—	(31,590)	—
Cash dividends paid	—	(15,064)	—	(43,566)

Net cash provided by (used in) financing activities	299,025	(10,590)	711,623	(48,794)

Effect of exchange rate changes on cash and cash equivalents	(14,496)	387	(7,570)	260

Net increase (decrease) in cash and cash equivalents	15,614	416,088	(139,710)	478,191
Cash and cash equivalents, beginning of period	238,945	176,566	394,269	114,463

Cash and cash equivalents, end of period	$254,559	$592,654	$254,559	$592,654

Non-Cash Investing and Financing Activities
Acquisition of Valeant, equity issued	$—	$(3,880,301)	$—	$(3,880,301)
Acquisition of businesses, contingent consideration at fair value	—	—	(397,150)	—
Settlement of convertible debt, equity issued	—	—	(892,000)	—
Cash dividends declared but unpaid	—	(15,078)	—	(15,078)

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

  •
  Guidance intended to simplify goodwill impairment testing, by allowing an entity the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

	Amounts Recognized as of Merger Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of September 30, 2011 (as adjusted)
Cash and cash equivalents	$348,637	$—	$348,637
Accounts receivable	194,930	—	194,930
Inventories	208,874	—	208,874
Other current assets	30,869	—	30,869
Property, plant and equipment	184,757	—	184,757
Identifiable intangible assets, excluding acquired IPR&D(c)	3,844,310	(224,939)	3,619,371
Acquired IPR&D(d)	1,404,956	(4,195)	1,400,761
Other non-current assets	6,108	—	6,108
Current liabilities	(385,574)	874	(384,700)
Long-term debt, including current portion	(2,913,614)	—	(2,913,614)
Deferred income taxes, net	(1,467,791)	157,816	(1,309,975)
Other non-current liabilities	(149,307)	(46,022)	(195,329)

Total indentifiable net assets	1,307,155	(116,466)	1,190,689
Equity component of convertible debt	(225,971)	—	(225,971)
Call option agreements	(28,000)	—	(28,000)
Goodwill	2,878,856	116,466	2,995,322

Total fair value of consideration transferred	$3,932,040	$—	$3,932,040

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

(c)
The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2011 (as adjusted)
Product brands	16	$3,114,689	$(190,779)	$2,923,910
Corporate brands	20	168,602	98	168,700
Product rights	9	360,970	(52,949)	308,021
Out-licensed technology and other	7	200,049	18,691	218,740

Total identifiable intangible assets acquired	15	$3,844,310	$(224,939)	$3,619,371

(d)
The following table summarizes the amounts assigned to acquired IPR&D assets:

	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2011 (as adjusted)
Ezogabine/retigabine(1)	$891,461	$—	$891,461
Dermatology products	431,323	(3,100)	428,223
Other	82,172	(1,095)	81,077

Total IPR&D assets acquired	$1,404,956	$(4,195)	$1,400,761

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

  The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of September 30, 2011 (as adjusted)
Cash and cash equivalents	$43,940	$—	$43,940
Accounts receivable(c)	63,509	(1,880)	61,629
Inventories(d)	72,144	(1,825)	70,319
Other current assets	14,429	—	14,429
Property, plant and equipment	9,737	—	9,737
Identifiable intangible assets(e)	202,071	7,169	209,240
Other non-current assets	3,122	—	3,122
Current liabilities	(46,866)	(138)	(47,004)
Deferred income taxes, net	(18,176)	10,540	(7,636)
Other non-current liabilities	(720)	—	(720)

Total indentifiable net assets	343,190	13,866	357,056
Goodwill(f)	171,105	(9,453)	161,652

Total fair value of consideration transferred	$514,295	$4,413	$518,708

(a)
As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(b)
The measurement period adjustments primarily reflect: (i) changes to deferred taxes based on estimates of income tax rates; (ii) changes in the estimated fair value of certain intangible assets; (iii) an increase in the total fair value of consideration transferred pursuant to a working capital adjustment provision of the purchase agreement; and (iv) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company's previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

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

(d)
Includes $18.2 million to record PharmaSwiss's inventory at its estimated fair value.

(e)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2011 (as adjusted)
Partner relationships(1)	7	$130,183	$—	$130,183
Product brands	9	71,888	7,169	79,057

Total identifiable intangible assets acquired	7	$202,071	$7,169	$209,240

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

  Acquisition-Related Costs

  As of September 30, 2011, the Company had incurred $1.4 million of transaction costs directly related to the PharmaSwiss acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Net Loss of PharmaSwiss

  The revenues of PharmaSwiss for the period from the acquisition date to September 30, 2011 were $141.3 million and net loss was $16.3 million. The net loss includes the effects of the acquisition accounting adjustments of $39.0 million and the acquisition-related costs of $1.4 million.

  Elidel®/Xerese®

  On June 29, 2011, the Company entered into a license agreement with Meda Pharma SARL ("Meda") to acquire the exclusive rights to commercialize both Elidel® Cream and Xerese® Cream in the U.S., Canada and Mexico. In addition, the Company and Meda have the right to undertake development work in respect of Elidel® and Xerese® products. The Company made an upfront payment to Meda of $76.0 million, and the Company will pay a series of potential milestones of up to $16.0 million and guaranteed royalties totaling $120.0 million in the aggregate through 2011 and 2012. Thereafter, the Company will pay a double-digit royalty to Meda on net sales of Elidel®, Xerese® and Zovirax®, including additional minimum royalties

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  of $120.0 million in the aggregate during 2013-2015. The Company acquired the U.S. and Canadian rights to non-ophthalmic topical formulations of Zovirax® in the first quarter of 2011 (as described in note 4).

  The Elidel®/Xerese® transaction has been accounted for as a business combination under the acquisition method of accounting. The fair value of the upfront and contingent consideration, inclusive of royalty payments, was determined to be $437.7 million as of the acquisition date. The total fair value of the consideration transferred has been provisionally assigned (pending the finalization of a definitive valuation) to product brands intangible assets ($406.4 million), acquired IPR&D assets ($33.5 million) and a net deferred income tax liability ($(2.2) million). The product brands intangible assets have an estimated weighted-average useful life of approximately eight years. The acquired IPR&D assets relate to the development of a Xerese® life-cycle product. As of September 30, 2011, the Company had incurred $0.7 million of transaction costs directly related to the license agreement, which have been expensed as acquisition-related costs. In the period from the acquisition date to September 30, 2011, the revenue and earnings from the sale of Elidel® and Xerese® products under the license agreement were $19.3 million and $3.0 million, respectively. The earnings include the effects of the acquisition accounting adjustments of $13.2 million and the acquisition-related costs of $0.7 million.

  Sanitas

  Description of the Transaction

  On August 19, 2011 (the "Sanitas Acquisition Date"), the Company acquired 87.2% of the outstanding shares of AB Sanitas ("Sanitas") for cash consideration of $392.3 million. Prior to the Sanitas Acquisition Date, the Company acquired 1,502,432 shares of Sanitas, which represented approximately 4.8% of the outstanding shares. As a result, as of the Sanitas Acquisition Date, the Company held a controlling financial interest in Sanitas of 92%, or 28,625,025 shares. The acquisition date fair value of the 8% noncontrolling interest in Sanitas of $34.8 million, and the acquisition date fair value of the previously-held 4.8% equity interest of $21.1 million, were estimated using quoted market prices on such date.

  As of the Sanitas Acquisition Date, the Company reclassified the unrealized loss of $0.2 million related to the previously-held equity interest from other comprehensive income to earnings, which was included in (Loss) gain on investments, net in the unaudited consolidated statements of income (loss).

  On September 2, 2011, the Company announced a mandatory non-competitive tender offer (the "Tender Offer") to purchase the remaining outstanding ordinary shares of Sanitas from all public shareholders at €10.06 per share. The Tender Offer closed on September 15, 2011, on which date the Company purchased an additional 1,968,631 shares (6.4% of the outstanding shares of Sanitas) for approximately $27.4 million. As a result of this purchase, the Company owned 30,593,656 shares or approximately 98.4% of Sanitas as of September 15, 2011.

  On September 22, 2011, the Company received approval from the Securities Commission of the Republic of Lithuania to conduct the mandatory tender offer through squeeze out procedures (the "Squeeze Out") at a price per one ordinary share of Sanitas equal to €10.06, which requested that all minority shareholders sell to the Company the ordinary shares of Sanitas owned by them (512,264 ordinary shares, or 1.6% of Sanitas) by December 22, 2011.

  As the Company maintained a controlling financial interest in Sanitas during the Tender Offer, the additional ownership interest of 6.4% acquired in Sanitas was accounted for as an equity transaction between owners. The noncontrolling interest in Sanitas of approximately 1.6% that will be acquired through the Squeeze Out procedures was classified as a liability in the Company's unaudited consolidated balance

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  sheet as it is mandatorily redeemable. As of September 30, 2011, the estimated amount due to Sanitas shareholders of $5.9 million was included in Accrued liabilities.

  Sanitas has a broad branded generics product portfolio consisting of 390 products in nine countries throughout Central and Eastern Europe, primarily Poland, Russia and Lithuania. Sanitas has in-house development capabilities in dermatology, hospital injectables and ophthalmology, and a pipeline of internally developed and acquired dossiers.

  Assets Acquired and Liabilities Assumed

  The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Sanitas Acquisition Date. The following recognized amounts are provisional and subject to change:

  •
  amounts and useful lives for identifiable intangible assets and property, plant and equipment, pending the finalization of valuation efforts;

  •
  amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

  •
  amount of goodwill pending the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.

  The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the Sanitas Acquisition Date may result in retrospective adjustments to the provisional amounts recognized at the Sanitas Acquisition Date. These changes could be significant. The Company will finalize these amounts no later than one year from the Sanitas Acquisition Date.

Amounts Recognized as of Acquisition Date
Cash and cash equivalents	$5,607
Accounts receivable(a)	25,645
Inventories	22,010
Other current assets	3,166
Property, plant and equipment	83,288
Identifiable intangible assets, excluding acquired IPR&D(b)	247,127
Acquired IPR&D	747
Other non-current assets	2,662
Current liabilities	(30,428)
Long-term debt, including current portion	(67,134)
Deferred income taxes, net	(43,269)
Other non-current liabilities	(6,049)

Total indentifiable net assets	243,372
Goodwill(c)	204,791

Total fair value of consideration transferred	$448,163

(a)
The fair value of trade accounts receivable acquired was $25.6 million, with the gross contractual amount being $27.8 million, of which the Company expects that $2.2 million will be uncollectible.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

(b)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	7	$164,823
Product rights	7	43,027
Corporate brands	15	25,227
Partner relationships	7	14,050

Total identifiable intangible assets acquired	8	$247,127

(c)
Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•
cost savings, operating synergies and other benefits expected to result from combining the operations of Sanitas with those of the Company;

•
the value of the continuing operations of Sanitas's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•
intangible assets that do not qualify for separate recognition (for instance, Sanitas's assembled workforce).

  The provisional amount of goodwill has been allocated to the Company's Branded Generics — Europe business segment as indicated in note 10.

  Acquisition-Related Costs

  As of September 30, 2011, the Company had incurred $7.3 million of transaction costs directly related to the Sanitas acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Net Loss of Sanitas

  The revenues of Sanitas for the period from the Sanitas Acquisition Date to September 30, 2011 were $17.0 million and net loss was $10.1 million. The net loss includes the effects of the acquisition accounting adjustments of $5.9 million and the acquisition-related costs of $7.3 million. The net loss attributable to noncontrolling interest for the period from the Sanitas Acquisition Date to September 30, 2011 was immaterial.

  Pro Forma Impact of Material Business Combinations

  The following table presents unaudited pro forma consolidated results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, as if the PharmaSwiss and Sanitas acquisitions had occurred as of January 1, 2010 and the Merger had occurred as of January 1, 2009. The unaudited pro forma information does not include the license agreement to acquire the rights to Elidel® and Xerese®, as the impact is immaterial to these pro forma results and it was impracticable to obtain the necessary historical information as discrete financial statements for these product lines were not prepared.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues	$615,511	$557,331	$1,901,672	$1,676,752
Net income (loss)	32,719	(102,149)	122,282	(165,877)
Basic earnings (loss) per share	$0.11	$(0.34)	$0.40	$(0.55)
Diluted earnings (loss) per share	$0.10	$(0.34)	$0.37	$(0.55)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, Valeant, PharmaSwiss and Sanitas. Except to the extent realized in the three-month and nine-month periods ended September 30, 2011, the unaudited pro forma information does not reflect any cost savings, operating synergies or other benefits that the Company may achieve as a result of the Merger or the PharmaSwiss or Sanitas acquisitions, or the costs necessary to achieve these cost savings, operating synergies or other benefits. In addition, except to the extent recognized in the three-month and nine-month periods ended September 30, 2011, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with Valeant, PharmaSwiss and Sanitas.

  The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the PharmaSwiss and Sanitas acquisitions and the Merger been completed on January 1, 2010 and January 1, 2009, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily adjustments consistent with the unaudited pro forma information related to the Merger as reported in the 2010 Form 10-K and the following unaudited pro forma adjustments related to PharmaSwiss and Sanitas:

  •
  elimination of PharmaSwiss's and Sanitas's historical intangible asset amortization expense;

  •
  additional amortization expense related to the provisional fair value of identifiable intangible assets acquired;

  •
  the exclusion from pro forma earnings in the nine-month period ended September 30, 2011 of the acquisition accounting adjustments on PharmaSwiss's inventory that was sold subsequent to the acquisition date of $18.8 million and the exclusion of acquisition-related costs of $1.4 million in the nine-month period ended September 30, 2011, and the inclusion of those amounts in pro forma earnings for the corresponding period of 2010; and

  •
  the exclusion from pro forma earnings in the three-month period ended September 30, 2011 of the acquisition accounting adjustments on Sanitas's inventory that was sold subsequent to the Sanitas Acquisition Date of $2.3 million and the exclusion of acquisition-related costs of $7.3 million in the three-month period ended September 30, 2011, and the inclusion of those amounts in pro forma earnings for the corresponding period of 2010.

  In addition, all of the above adjustments were adjusted for the applicable tax impact.

  Other

  In the nine-month period ended September 30, 2011, the Company acquired Ganehill Pty Limited ("Ganehill"), an Australian company engaged in the marketing and distribution of skin care products under the Invisible Zinc® brand. The fair value of the total cash and contingent consideration transferred to effect the acquisition of Ganehill was $19.4 million, which was allocated primarily to product brands intangible assets ($12.7 million) and goodwill ($5.4 million). In addition, the Company acquired the product rights in Greece for PROCEF®, NIFLAMOL®, SUPERACE®, and MONOPRIL® for total consideration of $12.0 million, which was recorded to identifiable intangible assets. The Company also acquired certain other businesses, including the Canadian rights to ACZONE™, DELATESTRYL® and VIROPTIC®, for approximately $17.7 million in the aggregate, which were recorded to identifiable intangible assets. The Company does not consider these acquisitions to be material, individually or in the aggregate, to its consolidated results of operations and is therefore not presenting actual or pro forma financial information.

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

  Cloderm®

  On March 31, 2011, the Company out-licensed the product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy's Laboratories, in exchange for a $36.0 million upfront payment, which was received in early April 2011, and future royalty payments. The Cloderm® product rights intangible asset was recorded at a fair value of $31.8 million as of the Merger Date, and had a remaining unamortized carrying value of $30.7 million at March 31, 2011. Cloderm® was considered a non-core asset with respect to the Company's business strategy, which contemplates, on an ongoing basis, the selective purchase and sale of products and assets with a focus on core geographies and therapeutic classes. The Company, therefore, considers the out-license or sale of non-core assets to be part of its ongoing major and central operations. Accordingly, proceeds on the out-license or sale of non-core assets are recognized as alliance revenue, with the associated costs, including the carrying amount of related intangible assets, recorded as cost of alliance revenue. In connection with the sale of Cloderm®, the Company recognized the upfront payment as alliance revenue in the three-month period ended March 31, 2011, and expensed the carrying amount of the Cloderm® intangible assets as cost of alliance revenue. The Company is recognizing the future royalty payments as alliance revenue as they are earned.

  Other

  On February 9, 2011, the Company acquired the Canadian rights to colesevelam hydrochloride from Genzyme Corporation ("Genzyme") for a $2.0 million upfront payment and potential future milestone payments. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use and, accordingly, the upfront payment was charged to acquired IPR&D expense as of the acquisition date. In the second quarter of 2011, the Company made a first milestone payment of $2.0 million to Genzyme, which was charged to acquired IPR&D expense in the period. In September 2011, colesevelam hydrochloride received regulatory approval for commercialization in Canada, which triggered an additional milestone payment of $5.0 million, which the Company paid in October 2011. The Company recognized this milestone as an intangible asset in its unaudited consolidated balance sheet as of September 30, 2011.

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
(Unaudited)

5.     COLLABORATION AGREEMENT (Continued)

  Collaboration Agreement, Valeant granted co-development rights and worldwide commercialization rights to GSK. In consideration, the Company will receive future cash flows from worldwide sales of ezogabine/retigabine products. In March 2011, the European Commission granted marketing authorization for Trobalt™ (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the U.S. Food and Drug Administration ("FDA") approved the New Drug Application ("NDA") for Potiga™ (ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. As of September 30, 2011, final classification was still under review by the U.S. Drug Enforcement Administration and Potiga™ will not be available for sale until this process is complete.

  In connection with the first sale of Trobalt™ by GSK in the European Union (which occurred in May 2011), GSK paid the Company a $40.0 million milestone payment and will pay up to a 20% royalty on net sales of the product. Upon the first sale of Potiga™ in the U.S., GSK will pay the Company a $45.0 million milestone payment, and the Company will share up to 50% of the net profits from the sale of Potiga™. As substantive uncertainty existed at the inception of the Collaboration Agreement as to whether the milestones would be achieved because of the uncertainty involved with obtaining regulatory approval, no amounts were previously recognized for these potential milestone payments. The milestone payments (1) relate solely to past performance of the Company, (2) are reasonable relative to the other deliverables and payment terms within the Collaboration Agreement, and (3) are commensurate with the Company's efforts in collaboration with GSK to achieve the milestone events and the increase in value of ezogabine/retigabine. Accordingly, the milestones are considered substantive, and the milestone payments are being recognized by the Company as alliance and royalty revenue upon achievement. In the second quarter of 2011, the Company recorded the $40 million milestone payment from GSK in connection with the launch of Trobalt™.

  The Company's rights to ezogabine/retigabine are subject to an asset purchase agreement between Meda Pharma GmbH & Co. KG ("Meda Pharma") and Xcel Pharmaceuticals, Inc., which was acquired by Valeant in 2005 (the "Meda Pharma Agreement"). Under the Meda Pharma Agreement, the Company is required to make certain milestone and royalty payments to Meda Pharma. Within the U.S., Canada, Australia and New Zealand, any royalty payments to Meda Pharma will be shared by the Company and GSK. In the rest of the world, the Company will be responsible for the payment of these royalties to Meda Pharma from the royalty payments it receives from GSK. In connection with the approval of the NDA for Potiga™, the Company made a $6.0 million milestone payment to Meda Pharma in June 2011. As this potential milestone payment had been included in the estimated net future cash flows used to determine the fair value of the ezogabine/retigabine IPR&D assets as of the Merger Date, the payment of this milestone to Meda Pharma was recorded as an addition to the value of those assets. Amortization of the ezogabine/retigabine IPR&D assets will commence with the scheduling of ezogabine as a controlled substance.

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

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs		Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	5,260	3,446	—	8,833	17,539
Cash payments	(20,603)	—	—	(2,510)	(23,113)
Non-cash adjustments	—	(165)	—	—	(165)

Balance, March 31, 2011	9,446	3,281	—	7,993	20,720
Costs incurred and charged to expense	5,632	295	—	15,847	21,774
Cash payments	(8,305)	(2,033)	—	(7,067)	(17,405)
Non-cash adjustments	—	—	—	(1,300)	(1,300)

Balance, June 30, 2011	6,773	1,543	—	15,473	23,789
Costs incurred and charged to expense	1,689	(286)	—	2,977	4,380
Cash payments	(7,848)	—	—	(450)	(8,298)
Non-cash adjustments	56	(576)	—	(772)	(1,292)

Balance, September 30, 2011	$670	$681	$—	$17,228	$18,579

  Facility closure costs incurred in the nine-month period ended September 30, 2011 included a $9.7 million charge for the remaining operating lease obligation (net of estimated sublease rentals that could be reasonably obtained) related to the Company's vacated Mississauga, Ontario corporate office facility and a charge of $1.3 million related to a lease termination payment on the Company's Aliso Viejo, California corporate office facility. The Company is transitioning a number of its corporate office functions to Bridgewater, New Jersey. As a result, portions of the previously vacated space in the Bridgewater facility have been reoccupied, resulting in a $2.0 million reversal of a previously recognized restructuring accrual related to that space.

  In addition to costs associated with the Company's Merger-related initiatives, the Company incurred $11.5 million and $17.4 million of integration-related costs in the third quarter and first nine months of 2011, respectively, of which $12.2 million had been paid as of September 30, 2011. These costs were primarily related to the integration of the European operations following the acquisitions of PharmaSwiss and Sanitas, the consolidation of our manufacturing facilities in Brazil, and worldwide systems integration initiatives.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

7.     FAIR VALUE MEASUREMENTS

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

  The following fair value hierarchy table presents the components of the Company's financial assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011				As of December 31, 2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$78,340	$78,340	$—	$—	$91,448	$91,448	$—	$—
Marketable securities:
Available-for-sale debt securities:
Corporate bonds	2,967	2,967	—	—	6,340	—	6,340	—
Government-sponsored enterprise securities	—	—	—	—	1,826	—	1,826	—

	$81,307	$81,307	$—	$—	$99,614	$91,448	$8,166	$—

Liabilities:
Acquisition-related contingent consideration	$(424,317)	$—	$—	$(424,317)	$(20,220)	$—	$—	$(20,220)

  Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

  •
  Level 1 — Quoted prices in active markets for identical assets or liabilities;

  •
  Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

  •
  Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using discounted cash flow methodologies, pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

7.     FAIR VALUE MEASUREMENTS (Continued)

  The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis for the nine months ended September 30, 2011:

	Balance, January 1, 2011	Issuances	Net Unrealized Loss (Gain)(a)	Foreign Exchange(b)	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2011
Acquisition-related contingent consideration	20,220	397,150	9,042	(2,095)	—	—	424,317

(a)
Recognized as acquisition-related contingent consideration in the consolidated statements of income (loss).

(b)
Included in foreign exchange and other in the consolidated statements of income (loss).

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

  There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the nine months ended September 30, 2011.

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarizes the estimated fair values of the Company's financial instruments as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$78,340	$78,340	$91,448	$91,448
Marketable securities	2,967	2,967	8,166	8,166
Long-term debt	(5,226,911)	(4,921,199)	(3,595,277)	(4,174,561)

  The following table summarizes the Company's marketable securities by major security type as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011				As of December 31, 2010
			Gross Unrealized				Gross Unrealized
	Cost Basis	Fair Value			Cost Basis	Fair Value
			Gains	Losses			Gains	Losses
Corporate bonds	$2,955	$2,967	$12	$—	$6,234	$6,340	$106	$—
Government-sponsored enterprise securities	—	—	—	—	1,825	1,826	1	—

	$2,955	$2,967	$12	$—	$8,059	$8,166	$107	$—

  All marketable debt securities held as of September 30, 2011 mature within one year. Gross gains and losses realized on the sale of marketable debt securities were not material in the three-month or nine-month periods ended September 30, 2011 and 2010.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

9.     INVENTORIES

  The components of inventories as of September 30, 2011 and December 31, 2010 were as follows:

	As of September 30 2011	As of December 31 2010
Raw materials	$56,108	$55,486
Work in process	40,781	43,587
Finished goods	183,900	158,574

	280,789	257,647
Less allowance for obsolescence	(21,141)	(28,065)

	$259,648	$229,582

  In the three-month and nine-month periods ended September 30, 2011, cost of goods sold included $2.7 million and $48.9 million, respectively, primarily related to the acquisition accounting adjustments on the acquired Valeant, PharmaSwiss and Sanitas inventories that were sold in those respective periods. As of September 30, 2011, substantially all of the acquisition accounting adjustments related to the Valeant and PharmaSwiss inventories had been recognized in cost of goods sold.

  The decline in the allowance for obsolescence in the nine-month period ended September 30, 2011 primarily reflected the write off of obsolete inventory against the allowance.

10.   INTANGIBLE ASSETS AND GOODWILL

  Intangible Assets

  The major components of intangible assets as of September 30, 2011 and December 31, 2010 were as follows:

	As of September 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,898,410	$(620,638)	$4,277,772	$4,227,465	$(404,951)	$3,822,514
Corporate brands	178,906	(8,420)	170,486	169,675	(2,191)	167,484
Product rights	918,698	(278,360)	640,338	1,074,611	(279,275)	795,336
Partner relationships	138,219	(13,710)	124,509	—	—	—
Out-licensed technology and other	225,741	(45,254)	180,487	205,332	(17,842)	187,490

Total finite-lived intangible assets	6,359,974	(966,382)	5,393,592	5,677,083	(704,259)	4,972,824
Indefinite-lived intangible assets:
Acquired IPR&D	1,439,106	—	1,439,106	1,399,956	—	1,399,956

	$7,799,080	$(966,382)	$6,832,698	$7,077,039	$(704,259)	$6,372,780

  The increase in intangible assets primarily reflects the acquisition of the PharmaSwiss, Sanitas, Elidel® and Xerese® identifiable intangible assets (as described in note 3) and the rights to Zovirax® (as described in note 4), partially offset by the impact of the measurement period adjustments in connection with the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   INTANGIBLE ASSETS AND GOODWILL (Continued)

  Merger (as described in note 3) and the carrying amount of the Cloderm® intangible assets expensed on the out-license of the product rights (as described in note 4).

  Amortization expense related to intangible assets was recorded as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Alliance and royalty revenue	$268	$268	$804	$804
Cost of goods sold	2,026	2,026	6,077	6,077
Amortization expense	138,027	35,499	365,016	102,098

	$140,321	$37,793	$371,897	$108,979

  Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$504,586	$558,287	$555,724	$547,238	$533,910

  Goodwill

  The change in the carrying amount of goodwill in the nine-month period ended September 30, 2011 was as follows:

	U.S. Neurology and Other	U.S. Dermatology	Canada and Australia	Branded Generics — Europe	Branded Generics — Latin America	Total
Balance, January 1, 2011	$1,379,516	$498,508	$394,787	$352,736	$375,829	$3,001,376
Additions(a)	—	—	5,388	366,443	—	371,831
Adjustments(b)	187,248	(338)	(32,963)	(24,623)	(12,858)	116,466
Foreign exchange and other	—	—	(22,130)	(40,429)	(47,977)	(110,536)

Balance, September 30, 2011	$1,566,764	$498,170	$345,082	$654,127	$314,994	$3,379,137

(a)
Relates to the acquisitions of PharmaSwiss, Sanitas and Ganehill (as described in note 3).

(b)
Reflects the impact of measurement period adjustments related to the Merger (as described in note 3).

  As described in note 3, the allocation of the goodwill balance associated with the acquisition of PharmaSwiss and Sanitas is provisional and subject to the completion of the allocation of the consideration transferred to the assets acquired and liabilities assumed.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   LONG-TERM DEBT

  Long-term debt as of September 30, 2011 and December 31, 2010 comprised the following:

	Maturity Date	As of September 30 2011	As of December 31 2010
Senior Secured Term Loan Facility(a)	December 2011	$590,000	$—
Revolving Credit Facility	December 2012	200,000	—
Term Loan A Facility		—	975,000
Revolving Credit Lines(b)	May 2012	4,943	—
Term Loan Facility(b)	May 2014	45,312	—
Senior Notes:
6.50%	July 2016	950,000	—
6.75%	October 2017	497,860	497,589
6.875%	December 2018	993,210	992,498
7.00%	October 2020	696,066	695,735
6.75%	August 2021	650,000	—
7.25%	July 2022	540,200	—
Convertible Notes:
4.00%	November 2013	—	220,792
5.375%(c)	August 2014	41,798	196,763
Other		17,522	16,900

		5,226,911	3,595,277
Less current portion		(38,943)	(116,900)

		$5,187,968	$3,478,377

(a)
This amount has been classified as Long-term debt as of September 30, 2011, as the Company has repaid the outstanding balance under the senior secured term loan facility with a portion of the net proceeds from the refinancing on October 20, 2011, as described below under "SUBSEQUENT EVENTS AND PENDING ACQUISITIONS — Senior Secured Credit Facilities".

(b)
Represents obligations of Sanitas.

(c)
Refer to note 12 — Securities Repurchase Program.

  Senior Secured Term Loan Facility and Revolving Credit Facility

  On August 10, 2011, Valeant entered into the Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement") with the Company and certain of its subsidiaries as guarantors. The Credit Agreement amended and restated the terms of a credit agreement entered into on June 29, 2011, which provided for one-and-one-half-year $200.0 million senior secured revolving credit facility including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the "Revolving Credit Facility"). The Revolving Credit Facility remains in effect under the Credit Agreement, which additionally provides for a three-month $650.0 million senior secured term loan facility (the "Bridge Facility" and, together with the Revolving Credit Facility, the "Credit Facilities"). The Credit Agreement contains an uncommitted incremental term loan facility, pursuant to which one or more existing lenders or other lenders, at their sole discretion and subject to certain conditions, may provide up to an additional $500.0 million in term loans under the Bridge Facility upon Valeant's request. The loans under the Credit Facilities may be made to, and the letters of credit under the Revolving Credit Facility may be

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   LONG-TERM DEBT (Continued)

  issued on behalf of, Valeant. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default or an event of default and the accuracy in all material respect of representations and warranties. The Bridge Facility and the Revolving Credit Facility mature on December 15, 2011 and December 29, 2012, respectively, and neither of them will amortize. As of September 30, 2011, $200.0 million in aggregate principal amount in revolving loans was outstanding under the Revolving Credit Facility and $590.0 million in aggregate amount in term loans was outstanding under the Bridge Facility.

  Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Valeant's option, either (a) a base rate determined by reference to the higher of (1) the prime rate, (2) the federal funds effective rate plus 1/2 of 1%, and (3) a London Interbank Offered ("LIBO") rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1%, or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an applicable margin in each case of (a) or (b). The applicable margin for borrowings under the Revolving Credit Facility is 2.0% with respect to base rate borrowings and 3.0% with respect to LIBO rate borrowings. As of September 30, 2011, the effective rate of interest on the Company's borrowings under the Revolving Credit Facility was 3.22%.

  Term loans under the Bridge Facility bear interest at a rate per annum equal to, at Valeant's option, either (a) a base rate determined by reference to the higher of (1) the prime rate, (2) the federal funds effective rate plus 1/2 of 1%, and (3) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period (after giving effect to the LIBO floor in respect of the term loans) adjusted for certain additional costs plus 1% (provided that the base rate in respect of the term loans shall at no time be less than 2%), or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided that the LIBO rate in respect of the term loans shall at no time be less than 1%), plus an applicable margin in each case of (a) or (b). The applicable margin for term loans under the Bridge Facility is 2.0% with respect to base rate borrowings and 3.0% with respect to LIBO rate borrowings. As of September 30, 2011, the effective rate of interest on the Company's term loans under the Bridge Facility was 4.0%.

  In addition to paying interest on outstanding principal under the Credit Facilities, Valeant is required to pay a commitment fee of 0.75% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears. Valeant also is required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings under the Revolving Credit Facility on per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit fees and agency fees.

  Under certain circumstances, Valeant is required to make mandatory prepayments of the loans under the Credit Facilities, on a pro rata basis, subject to certain exceptions set forth in the Credit Agreement. Valeant is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans. In addition, Valeant also is permitted to voluntarily reduce the term loan commitment amount and repay outstanding loans under the Bridge Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   LONG-TERM DEBT (Continued)

  Valeant's obligations under the Credit Facilities, as well as certain hedging arrangements and cash management arrangements entered into with lenders under the Credit Facilities, are guaranteed by the Company and the same guarantors under the Company's indentures. Valeant's obligations and the obligations of the guarantors under the Credit Facilities and certain hedging arrangements and cash management arrangements entered into with lenders under the Credit Facilities are secured by first-priority security interests in substantially all tangible and intangible assets of Valeant and the guarantors, including 100% of the capital stock of Valeant and each domestic subsidiary of Valeant, 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or a guarantor, and 100% of the capital stock of Valeant and each other subsidiary of the Company (other than Valeant's subsidiaries) that is owned by a guarantor, in each case subject to certain exclusions set forth in the credit documentation governing the Credit Facilities.

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

  The Credit Agreement requires that at any time that loans, letters of credit or term loan commitments are outstanding and as a condition to borrowing, Valeant maintain a maximum leverage ratio of 4.75 to 1.00 as of the last day of each fiscal quarter. The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, Valeant may be required to repay all amounts outstanding under the Credit Facilities. As of September 30, 2011, Valeant was in compliance with all covenants associated with the Credit Facilities.

  As described below under "SUBSEQUENT EVENTS AND PENDING ACQUISITIONS — Senior Secured Credit Facilities", the Credit Agreement was further amended and restated on October 20, 2011, and the outstanding balances under the Credit Facilities were repaid with a portion of the net proceeds therefrom.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   LONG-TERM DEBT (Continued)

  Revolving Credit Lines and Term Loan Facility

  In connection with the acquisition of Sanitas, the Company assumed Sanitas's outstanding long-term debt, including current portion, of approximately $67.1 million at the Sanitas Acquisition Date. Sanitas currently has a Facility Agreement (the "Agreement") and a Revolving Credit Line Agreement (together, the "Sanitas Credit Facilities") with two financial institutions.

  The Agreement provides for a 310.0 million Polish zloty (approximately $93.8 million as of September 30, 2011) term loan facility, maturing in May 2014 (the "Term Loan Facility"). The term loans, including interest, are payable in equal installments of €3.1 million at the end of each February, May, August and November. As of September 30, 2011, $45.3 million, in the aggregate, of term loans was outstanding under the Term Loan Facility.

  The Term Loan Facility bears interest at a rate based on the three-month Euro Interbank Offered Rate plus a margin. The margin for the term loans under the Term Loan Facility is subject to the ratio of Financial Indebtedness (as defined in the Agreement) to EBITDA as follow: (1) if the ratio is greater than 3.00:1.00, the margin is 360 basis points, (2) if the ratio is less than 3.00:1.00 but greater than 2.00:1.00, the margin is 300 basis points, or (3) if the ratio is less than 2.00:1.00, the margin is 250 basis points. As of September 30, 2011, the effective rate of interest on the borrowings under the Term Loan Facility was 4.17%.

  The Revolving Credit Line Agreement provides 20.0 million Polish zloty (approximately $6.0 million as of September 30, 2011), maturing in May 2012 (the "Revolving Credit Lines"). As of September 30, 2011, $4.9 million, in the aggregate, was outstanding under the Revolving Credit Lines.

  The Revolving Credit Lines bear interest at a rate based on the one-month Warsaw Interbank Offered Rate plus a 1.9% margin, which is payable monthly. As of September 30, 2011, the effective rate of interest on the borrowings under the Revolving Credit Lines was 6.86%.

  The borrowings under the Sanitas Credit Facilities are secured by the assets of Sanitas, including real estate and accounts receivable. The Sanitas Credit Facilities require Sanitas to maintain certain financial covenants as follows: (1) the EBITDA to debt service ratio shall not be lower than 1.20; (2) the Financial Indebtedness to EBITDA ratio shall not be higher than 3.00:1.00; and (3) the EBITDA to Interest ratio shall not be lower than 2.00. As of September 30, 2011, Sanitas was in compliance with all covenants associated with the Sanitas Credit Facilities.

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

  With respect to Valeant's call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes, these agreements consisted of purchased call options on 15,813,338 common shares, which matured on May 20, 2011, and written call options on the identical number of shares, which matured on August 18, 2011. Following the Merger Date, these call options were to be settled in common shares of the Company. In June 2011, 11,479,365 common shares were received on the net-share settlement of the purchased call options, which common shares were subsequently cancelled.

  In September 2011, Valeant amended the written call option agreements so that Valeant could elect to settle all or some of the written call options in cash. In the three-month period ended September 2011, Valeant paid $66.9 million in cash and issued 7,518,595 of its common shares on a net-share basis to settle the written call options. Subsequent to September 30, 2011, 961,461 common shares were issued on a net-share basis to complete the settlement of the written call options.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

12.   SECURITIES REPURCHASE PROGRAM

  On November 4, 2010, the Company announced that its board of directors had approved a securities repurchase program, pursuant to which the Company may make purchases of its common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law.

  On August 29, 2011, the Company announced that its board of directors had approved an increase of $300.0 million under its securities repurchase program (the "Securities Repurchase Program"). Under the Securities Repurchase Program, the Company may now repurchase up to $1.8 billion of its convertible notes, senior notes, common shares and/or other notes or shares that may be issued prior to the completion of the program. The Securities Repurchase Program will terminate on November 7, 2011 or at such time as the Company completes its purchases.

  In the nine-month period ended September 30, 2011, the Company repurchased $177.2 million aggregate principal amount of the 5.375% senior convertible notes due 2014 (the "5.375% Convertible Notes") for an aggregate purchase price of $549.9 million. The carrying amount of the 5.375% Convertible Notes purchased was $153.2 million (net of $4.9 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $181.4 million. The difference of $28.2 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $368.5 million between the estimated fair value of $181.4 million and the purchase price of $549.9 million resulted in charges to additional paid-in capital and accumulated deficit of $28.7 million and $339.8 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $8.3 million, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities. The remaining portion of the payment of $541.6 million is presented in the consolidated statement of cash flows as an outflow from financing activities, which includes a payment to the note holders of a $5.4 million premium above the carrying value.

  In March 2011, the Company repurchased 7,366,419 of its common shares from ValueAct for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of September 30, 2011, the Company had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the March 2011 repurchase. In May 2011, a subsidiary of the Company purchased 4,498,180 of the Company's common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, the Company purchased these common shares from its subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

  During the three-month period ended September 30, 2011, the Company repurchased 1,800,000 of its common shares for an aggregate purchase price of $74.5 million. These common shares were subsequently cancelled.

  In connection with the Securities Repurchase Program, through September 30, 2011, the Company had repurchased a total of $303.5 million principal amount of the 5.375% Convertible Notes for consideration of $809.1 million and 15,969,599 of its common shares for consideration of $634.2 million. Subsequent to September 30, 2011, the Company repurchased an additional $24.5 million principal amount of the 5.375% Convertible Notes for cash consideration of $63.6 million. As of September 30, 2011, the Company had

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

12.   SECURITIES REPURCHASE PROGRAM (Continued)

  repurchased approximately $1.4 billion, in the aggregate, of its convertible notes and common shares under the Securities Repurchase Program.

As described below under "SUBSEQUENT EVENTS AND PENDING ACQUISITIONS — New Securities Repurchase Program", on November 3, 2011, the Company announced that its board of directors has approved a new securities repurchase program (the "New Securities Repurchase Program"). Under the New Securities Repurchase Program, which commences November 8, 2011, the Company may make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares.

13.   SHARE-BASED COMPENSATION

  The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Stock options(a)	$9,218	$41,082	$35,943	$42,264
RSUs	8,369	27,202	37,095	29,572

Stock-based compensation expense	$17,587	$68,284	$73,038	$71,836

Cost of goods sold(a)(b)	$278	$536	$980	$797
Selling, general and administrative expenses(a)(b)	16,581	21,435	70,479	24,267
Research and development expenses(a)(b)	278	648	980	1,107
Restructuring and integration costs	450	45,665	599	45,665

Stock-based compensation expense	$17,587	$68,284	$73,038	$71,836

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

(b)
Includes the excess of the fair value of Biovail stock options and time-based RSUs over the fair value of the vested and partially vested Valeant stock options and time-based RSUs of $20.9 million, which was recognized immediately as post-Merger compensation expense in 2010 and allocated as follows: cost of goods sold ($0.4 million), selling, general and administrative expenses ($20.1 million) and research and development expenses ($0.4 million).

  The Company recognized $2.1 million and $33.7 million of tax benefits from stock options exercised in the three-month and nine-month periods ended September 30, 2011, respectively. The Company did not recognize any tax benefits from stock options exercised during the corresponding periods of 2010.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   SHARE-BASED COMPENSATION (Continued)

  Stock Options

  The following table summarizes stock option activity during the nine-month period ended September 30, 2011:

	Options (000s)	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	12,203	$11.99
Granted	934	47.75
Equitable adjustment	380	11.00
Exercised	(2,158)	15.20
Expired or forfeited	(459)	21.34

Outstanding, September 30, 2011	10,900	$13.79	6.1	$264,032

Vested and exercisable, September 30, 2011	4,795	$6.70	5.5	$145,890

  The weighted-average grant-date fair value of stock options granted to employees in the nine-month period ended September 30, 2011 was $12.03. The total intrinsic value of stock options exercised in the nine-month period ended September 30, 2011 was $22.8 million. Proceeds received on the exercise of stock options in the nine-month period ended September 30, 2011 amounted to $34.2 million. As of September 30, 2011, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $52.3 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years.

  Time-Based RSUs

  The following table summarizes non-vested time-based RSU activity during the nine-month period ended September 30, 2011:

	Time-Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2011	2,213	$24.61
Granted	228	50.02
Vested	(287)	17.63
Forfeited	(115)	19.42

Non-vested, September 30, 2011	2,039	$28.72

  As of September 30, 2011, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $23.2 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.3 years.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   SHARE-BASED COMPENSATION (Continued)

  Performance-Based RSUs

  The following table summarizes non-vested performance-based RSU activity during the nine-month period ended September 30, 2011:

	Performance- Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2011	2,496	$33.25
Granted	219	56.31
Vested	(751)	52.72
Forfeited	(82)	17.82

Non-vested, September 30, 2011	1,882	$28.85

  As of September 30, 2011, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $38.1 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years.

  Deferred Share Units

  Prior to May 2011, non-management directors received non-cash compensation in the form of deferred share units ("DSUs"), which entitled such directors to receive a lump-sum cash payment in respect of their DSUs either following the date upon which they ceased to be a director of the Company or, with respect to DSUs granted after the Merger Date as part of the annual retainer, one year after such date. Effective May 16, 2011 (the "Modification Date"), the board of directors of the Company modified the existing DSUs held by current directors from units settled in cash to units settled in common shares, which changed these DSUs from a liability award to an equity award. Accordingly, as of the Modification Date, the Company reclassified the $9.3 million aggregate fair value of the 182,053 DSUs then held by current directors from accrued liabilities to additional paid-in capital. In the period from January 1, 2011 to the Modification Date, the Company recorded $3.6 million of compensation expense related to the change in the fair value of the DSUs held by current directors. As the modified DSUs were fully vested, no additional compensation expense will be recognized after the Modification Date. The DSUs held by former directors of Biovail were not affected by the modification and will continue to be cash settled. In the nine-month period ended September 30, 2011, the Company recognized $2.8 million of compensation expense in restructuring and integration costs related to the change in the fair value of DSUs still held by former directors of Biovail. As of September 30, 2011, there were 64,294 DSUs still held by former directors of Biovail.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   SHARE-BASED COMPENSATION (Continued)

  The following table summarizes DSU activity during the nine-month period ended September 30, 2011:

	DSUs (000s)	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2011	382	$14.43
Granted	18	39.79
Settled for cash	(204)	15.09

Outstanding, September 30, 2011	196	$16.06

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   COMPREHENSIVE LOSS

  Comprehensive loss for the three-month and nine-month periods ended September 30, 2011 and 2010 comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income (loss)	$40,862	$(207,882)	$103,704	$(177,063)

Comprehensive income (loss)
Foreign currency translation adjustment(a)	(471,075)	4,590	(287,635)	2,666
Net unrealized holding gain (loss) on available-for-sale equity securities(b):
Arising in period	(21)	—	21,146	—
Reclassification to net income (loss)	170	—	(21,146)	—
Net unrealized holding gain (loss) on available-for-sale debt securities:
Arising in period	—	(69)	(96)	318
Reclassification to net income (loss)	—	389	—	389
Pension adjustment(c)	(121)	—	777	—
Acquisition of noncontrolling interest	1,849	—	1,849	—

Other comprehensive (loss) income	(469,198)	4,910	(285,105)	3,373

Comprehensive loss	$(428,336)	$(202,972)	$(181,401)	$(173,690)

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   COMPREHENSIVE LOSS (Continued)

  The components of accumulated other comprehensive loss as of September 30, 2011 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Holding Gain on Available- For-Sale Equity Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Debt Securities	Pension Adjustment	Acquisition of Noncontrolling Interest	Total
Balance, January 1, 2011	$98,926	$—	$(90)	$—	$—	$98,836
Foreign currency translation adjustment	(287,635)	—	—	—	—	(287,635)
Net unrealized holding gain on available-for-sale equity securities	—	21,146	—	—	—	21,146
Reclassification to net income	—	(21,146)	—	—	—	(21,146)
Unrealized holding loss on available-for-sale debt securities	—	—	(96)	—	—	(96)
Pension adjustment	—	—	—	777	—	777
Acquisition of noncontrolling interest	—	—	—	—	1,849	1,849

Balance, September 30, 2011	$(188,709)	$—	$(186)	$777	$1,849	$(186,269)

15.   (LOSS) GAIN ON INVESTMENTS, NET

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

16.   INCOME TAXES

  In the three-month period ended September 30, 2011, the Company recognized a recovery of income taxes of $29.0 million, which comprised $28.5 million related to the expected tax benefit in tax jurisdictions outside of Canada combined with a tax benefit of $0.5 million related to Canadian income taxes and, in the nine-month period ended September 30, 2011, the Company recognized a recovery of income taxes of $45.0 million, which comprised $48.3 million related to the expected tax benefit in tax jurisdictions outside of Canada offset with tax expense of $3.3 million related to Canadian income taxes. In the nine months ended September 30, 2011, the Company's effective tax rate was primarily impacted by (i) tax benefit of current U.S. losses, (ii) the release of liabilities for uncertain tax positions due to the settlement of various tax examinations in the U.S., (iii) a partial increase of the valuation allowance specific to the Canadian net deferred tax assets, (iv) changes in U.S. Federal and State tax law, and (v) additional tax benefit recognized on the U.S. Federal tax return as compared to the December 31, 2010 income tax provision.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

16.   INCOME TAXES (Continued)

  The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $186.9 million as of September 30, 2011 and $186.4 million as of December 31, 2010. The Company does not record a valuation allowance against its U.S. foreign tax credits as it has determined it is more likely than not the Company will realize these deferred tax assets in the future. However, the Company continues to monitor its U.S. foreign source income and losses in the future and assess the need for a valuation allowance.

  The Company has assessed the impact of changes in tax law for various U.S. state jurisdictions. As of September 30, 2011, the Company has recognized a decrease to the net deferred tax liability balance of $2.8 million. The Company will continue to monitor the impact of these tax law changes in future periods.

  As of September 30, 2011, the Company had $113.6 million of unrecognized tax benefits, which included $23.1 million relating to interest and penalties. Of the total unrecognized tax benefits, $74.7 million would reduce the Company's effective tax rate, if recognized. It is anticipated that up to $1.5 million of the unrecognized tax benefits may be resolved within the next 12 months.

  The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2011, the Company had accrued $21.6 million for interest and $1.5 million for penalties. The Company accrued additional interest and penalties of $0.9 million during the three months ended September 30, 2011.

  Valeant is currently under examination by the Internal Revenue Service for the 2009 tax year, as well as various state tax audits for years 2002 to 2009. The Company is currently under examination by the Canada Revenue Agency for years 2003 to 2006 and remains open to examination for years 2007 and later.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

17.   EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share for the three-month and nine-month periods ended September 30, 2011 and 2010 were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net income (loss)	$40,862	$(207,882)	$103,704	$(177,063)

Basic weighted-average number of common shares outstanding (000s)	302,702	163,295	303,285	160,082
Dilutive potential common shares (000s):
Stock options and RSUs	7,908	—	8,770	—
Convertible debt	12,173	—	16,955	—

Diluted weighted-average number of common shares outstanding (000s)	322,783	163,295	329,010	160,082

Basic earnings (loss) per share	$0.13	$(1.27)	$0.34	$(1.11)
Diluted earnings (loss) per share	$0.13	$(1.27)	$0.32	$(1.11)

  In the three-month and nine-month periods ended September 30, 2011, stock options to purchase approximately 285,000 and 259,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company's common shares, and were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive, compared with approximately 1,018,000 and 1,787,000 stock options in the corresponding periods of 2010.

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

  Unless otherwise indicated, the Company cannot reasonably predict the outcome of its legal and administrative proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company's business, financial condition and results of operations, and could cause the market value of its common shares to decline.

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

  On September 10, 2008, the Company and GSK filed motions to dismiss both the direct and indirect purchaser actions. Those motions were heard on February 26, 2009. In the direct purchaser case, on March 13, 2009, the Court granted in part and denied in part the motions, dismissing the Sherman Act Section 2 monopolization claim that had been made by the direct purchasers against the Company. The Company and GSK answered the remaining claims in the direct purchaser case on April 16, 2009. On March 26, 2009, before an order issued on the motions to dismiss the indirect purchaser plaintiffs' claims, the indirect purchaser plaintiffs filed an amended complaint. The pending motions were therefore denied as moot, and new motions to dismiss the indirect purchaser plaintiffs' claims were filed on April 30, 2009. On July 30, 2009, the Court dismissed all indirect purchaser claims except the antitrust claims (limited as to the Company's concerted actions) in California, Nevada, Tennessee and Wisconsin and the consumer protection claims of California and Florida.

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

  Plaintiffs filed motions for class certification. The Company and GSK opposed the motions. The Court held a hearing on direct purchaser plaintiffs' class certification motion on April 5, 2011, and on indirect purchaser plaintiffs' class certification motion on April 29, 2011 and May 27, 2011. The Court granted in part and denied in part the direct purchaser plaintiffs' motion on August 11, 2011. The Court certified a class consisting of all persons or entities in the United States and its territories who purchased Wellbutrin XL® directly from any of the defendants at any time during the period of November 14, 2005 through August 31, 2009. Excluded from the class are defendants and their officers, directors, management, employees, parents, subsidiaries, and affiliates, and federal government entities. Further excluded from the class are persons or entities who have not purchased generic versions of Wellbutrin XL® during the class period after the introduction of generic versions of Wellbutrin XL®. Defendants petitioned the Third Circuit for immediate appellate review of this order pursuant to Federal Rule of Civil Procedure 23(f), but the Third Circuit denied the request without comment. The order remains appealable at the conclusion of the district court proceedings.

  The Court granted in part and denied in part the indirect purchaser plaintiffs' motion on August 12, 2011. The defendants have moved the district court to reconsider certain aspects of this order, which motion is pending.

  Expert discovery is currently scheduled to end on November 17, 2011. The deadline for filing of motions for summary judgment is currently set for December 16, 2011, with a hearing set on such motions for March 1, 2012.

  The Company believes that each of these complaints lacks merit and that the Company's challenged actions complied with all applicable laws and regulations, including federal and state antitrust laws, FDA regulations, U.S. patent law and the Hatch-Waxman Act.

  Intellectual Property

  On January 18, 2010, a Canadian Federal Court judge presiding over Biovail and Depomed, Inc. ("Depomed") v. Apotex Inc. ("Apotex") et al. issued a decision in a proceeding pursuant to the Patented Medicines (Notice of Compliance) ("PMNOC") Regulations in Canada to determine whether Apotex's allegations that a Depomed patent was invalid and/or not infringed was justified. This proceeding related to a Canadian application filed by Apotex to market a generic version of the 500 mg formulation of Glumetza® (extended release metformin hydrochloride tablets) licensed in Canada by Depomed to Biovail Laboratories International SRL, now known as Valeant International (Barbados) SRL ("VIB"). Pursuant to the decision issued by the Court, Health Canada can authorize Apotex to market in Canada its generic version of the 500mg formulation of Glumetza®. The decision, which was amended on January 20, 2010, found under Canadian law that Apotex's allegation was justified that the Depomed Canadian patent at issue in the matter (No. 2,290,624) (the " '624 Patent") is obvious. The judge found that the evidence presented by the parties was "evenly balanced" as to obviousness. The judge found in favor of Biovail and Depomed as to all other issues related to the '624 Patent under Canadian law. Apotex was authorized by Health Canada on February 4, 2010 to market its generic version of 500 mg Glumetza® in Canada. This decision, however, did not find the patent invalid and did not preclude the filing of a subsequent patent infringement suit against Apotex. Biovail and Depomed commenced action for patent infringement against

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

18.   LEGAL PROCEEDINGS (Continued)

  Apotex in Canadian Federal Court on February 8, 2010. Pleadings have now closed, but no further steps have been taken.

  On or about June 24, 2010, Biovail and VIB received a Notice of Allegation from Mylan Pharmaceuticals ULC ("Mylan") with respect to Bupropion Hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Biovail as Wellbutrin® XL. The patents in issue are Canadian Patent Nos. 2,142,320, 2,168,364 and 2,524,300. Mylan alleges that its generic form of Wellbutrin® XL does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Mylan was issued in the Federal Court on August 6, 2010, relating to Canadian Patent Nos. 2,524,300 and 2,168,364. Mylan has now withdrawn its allegations of invalidity. The matter is proceeding in the ordinary course. The parties are exchanging evidence and cross-examinations are taking place. The hearing of the application, which will proceed with respect to Canadian Patent No. 2,168,364, is scheduled to commence on March 26, 2012.

  In May 2011, Mylan filed a Statement of Claim in the Federal Court of Canada against the Company, VIB and Valeant Canada seeking to impeach Canadian Patent No. 2,524,300. The parties agreed to discontinue this action, without costs, and a notice of discontinuance was filed with the Federal Court of Canada on August 12, 2011.

  On September 12, 2011, Mylan filed a Statement of Claim in the Federal Court of Canada against the Company, VIB and Valeant Canada seeking to impeach Canadian Patent No. 2,168,364. The matter is proceeding in the ordinary course.

  On or about January 5, 2010, VIB received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida ("Watson"), related to Watson's ANDA filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA's Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA's Orange Book after Watson's initial certification. Watson has alleged these patents are invalid or not infringed. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson's ANDA. The Delaware action has been dismissed without prejudice and the litigation is proceeding in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions have been consolidated into the first-filed case before the same judge. In the course of discovery the issues have been narrowed and only five of the patents remain in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011 and closing arguments were heard in September 2011. A judgment in this matter is anticipated by the end of 2011 or early 2012.

  On or about January 27, 2010, VIB received a Notice of Paragraph IV Certification from Paddock dated January 22, 2010, relating to Paddock's ANDA filing for bupropion hydrobromide extended-release tablets,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

18.   LEGAL PROCEEDINGS (Continued)

  174 mg and 522 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 522 mg products. Paddock has certified that the six patents currently listed in the FDA's Orange Book for Aplenzin®, plus an additional unlisted VIB patent relating to bupropion hydrobromide, are invalid and/or not infringed. A complaint was filed on March 9, 2010 against Paddock in the U.S. District Court for the District of Minnesota. A parallel suit in the U.S. District Court for the District of Delaware has been dismissed without prejudice. A second suit was filed in the U.S. District Court for the District of Minnesota on April 15, 2010 following a second Paragraph IV certification received from Paddock. Both cases, which are now consolidated before the same judge, are proceeding in the ordinary course. Expert discovery is ongoing. A trial in this matter has been scheduled for June 2012.

  On or about August 20, 2010, Biovail and VIB received a Notice of Paragraph IV Certification from Par Pharmaceutical, Inc. ("Par") dated August 18, 2010, related to Par's ANDA filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which corresponds to the Company's Aplenzin® Extended-release Tablets, 174 mg and 348 mg products. Par has certified that eight patents currently listed in the Orange Book for Aplenzin® are invalid, unenforceable and or not infringed. A complaint was filed against Par Pharmaceutical Companies, Inc. and Par on September 22, 2010 in the U.S. District Court for the Southern District of New York. The case is proceeding in the ordinary course. Discovery has been completed. No trial date has been scheduled in this matter.

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

  In the case brought by the State of Alabama, the Company has answered the State's Amended Complaint and discovery is ongoing. On October 16, 2009, the Supreme Court of Alabama issued an opinion reversing judgments in favor of the State in the first three cases that were tried against co-defendant companies. The Alabama Supreme Court also rendered judgment in favor of those defendants, finding that the State's fraud-based theories failed as a matter of law. A trial date has not been set. The court has ordered all parties to this proceeding to mediation which is expected to take place before the end of 2011.

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

  On or around January 19, 2009, Tolmar, Inc. ("Tolmar") notified Galderma Laboratories, L.P. ("Galderma") and Dow Pharmaceutical Sciences, Inc. ("Dow") that it had submitted an ANDA, No. 090-903, with the FDA seeking approval for the commercial manufacture, use and sale of its Metronidazole Topical Gel, 1% (the "Tolmar Product") prior to the expiration of U.S. Patent Nos. 6,881,726 (the " '726 patent") and 7,348,317 (the " '317 patent"). The '726 and '317 patents are owned by Dow and licensed to Galderma. The ANDA contains a Paragraph IV Certification alleging that the claims of the '726 and '317 patents will not be infringed by the manufacture, use, importation, sale or offer for sale of the Tolmar Product. On March 3, 2009, Galderma, Galderma S.A., and Dow filed a complaint against Tolmar for the patent infringement of the '726 and '317 patents, pending in the United States District Court for the Northern District of Texas, Dallas Division. The thirty month stay under the Hatch-Waxman Act expired in July 2011 and Tolmar received final approval for its ANDA. On September 19, 2011, Tolmar, Galderma and Dow reached a settlement agreement under which Tolmar will be able to launch the Tolmar Product on July 1, 2013 or earlier under certain circumstances. Upon approval of the settlement agreement by the court, the case was dismissed on September 26, 2011.

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

  •
  Branded Generics — Latin America consists of branded generic pharmaceutical and OTC products sold primarily in Mexico and Brazil and exports out of Mexico to other Latin American markets.

  Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, legal settlement and acquired IPR&D charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

19.   SEGMENT INFORMATION (Continued)

  Segment Revenues and Profit

  Segment revenues and profit for the three-month and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues(a):
U.S. Neurology and Other	$182,288	$138,034	$626,390	$445,413
U.S. Dermatology	131,642	34,720	394,202	115,112
Canada and Australia	84,644	27,750	238,888	81,146
Branded Generics — Europe(b)	134,055	7,763	326,448	25,002
Branded Generics — Latin America	67,955	—	189,069	—

Total revenues	600,584	208,267	1,774,997	666,673

Segment profit (loss)(c):
U.S. Neurology and Other	82,289	46,582	319,547	186,311
U.S. Dermatology	54,148	11,174	127,894	43,076
Canada and Australia	27,132	10,289	77,731	31,424
Branded Generics — Europe(d)	11,666	4,127	10,377	16,419
Branded Generics — Latin America	7,765	(333)	3,967	(333)

Total segment profit	183,000	71,839	539,516	276,897

Corporate(e)	(38,366)	(35,698)	(144,594)	(103,261)
Restructuring and integration costs	(15,874)	(95,916)	(61,039)	(99,410)
Acquired IPR&D	—	—	(4,000)	(61,245)
Acquisition-related costs	(9,498)	(28,037)	(12,874)	(35,614)
Legal settlements	—	(38,500)	(2,400)	(38,500)
Acquisition-related contingent consideration	(6,904)	—	(9,042)	—

Operating income (loss)	112,358	(126,312)	305,567	(61,133)
Interest income	1,052	126	2,941	548
Interest expense	(87,504)	(11,218)	(239,328)	(30,997)
Write-down of deferred financing charges	—	(5,774)	—	(5,774)
Loss on extinguishment of debt	(10,315)	—	(33,325)	—
Foreign exchange and other	(3,590)	301	64	345
(Loss) gain on investments, net	(140)	(5,005)	22,787	(5,552)

Income (loss) before (recovery of) provison for income taxes	$11,861	$(147,882)	$58,706	$(102,563)

(a)
Segment revenues in the three-month period ended September 30, 2011 reflect incremental revenues from Valeant products and services as follows: U.S. Neurology and Other — $51.8 million; U.S. Dermatology — $63.5 million; Canada and Australia — $48.1 million; Branded Generics — Europe — $47.2 million; and Branded Generics — Latin America — $68.0 million. Segment revenues in the nine-month period ended September 30, 2011 reflect incremental revenues from Valeant products and services as follows: U.S. Neurology and Other — $174.0 million; U.S. Dermatology — $200.8 million; Canada and Australia — $139.5 million; Branded Generics — Europe — $142.8 million; and Branded Generics — Latin America — $189.1 million.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

19.   SEGMENT INFORMATION (Continued)

(b)
Branded Generics — Europe segment revenues in the three-month and nine-month periods ended September 30, 2011 reflect incremental revenues from PharmaSwiss products and services of $59.7 million and $141.3 million, respectively, commencing on the acquisition date (as described in note 3). Branded Generics — Europe segment revenues in the three-month and nine-month periods ended September 30, 2011 reflect incremental revenues from Sanitas products and services of $17.0 million, commencing on the Sanitas Acquisition Date (as described in note 3).

(c)
Segment profit (loss) in the three-month and nine-month periods ended September 30, 2011 reflects the addition of Valeant operations. Segment profit (loss) in the three-month period includes the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $11.5 million; U.S. Dermatology — $6.4 million; Canada and Australia — $7.3 million; Branded Generics — Europe — $6.7 million; and Branded Generics — Latin America — $10.6 million. Segment profit (loss) in the nine-month period includes the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $30.5 million; U.S. Dermatology — $42.8 million; Canada and Australia — $25.7 million; Branded Generics — Europe — $23.7 million; and Branded Generics — Latin America — $38.5 million.

(d)
Branded Generics — Europe segment profit reflects the addition of PharmaSwiss operations commencing on the acquisition date, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $10.3 million and $39.0 million in the three-month and nine-month periods ended September 30, 2011, respectively. Branded Generics — Europe segment profit also reflects the addition of Sanitas operations commencing on the Sanitas Acquisition Date, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $5.9 million in the three-month period ended September 30, 2011.

(e)
Corporate reflects non-restructuring-related share-based compensation expense of $17.1 million and $72.4 million in the three-month and nine-month periods ended September 30, 2011, respectively, compared with $22.6 million and $26.2 million in the corresponding periods of 2010.

  Segment Assets

  Total assets increased $1,023.2 million, or 9%, to $11,818.3 million as of September 30, 2011, compared with $10,795.1 million at December 31, 2010, which reflected:

  •
  in the U.S. Dermatology segment:

  •
  the acquisition of the Elidel® and Xerese® identifiable intangible assets ($439.9 million), as described in note 3; and

  •
  the addition of the Zovirax® product brand intangible asset ($300.0 million), as described in note 4.

  •
  in the Branded Generics — Europe segment:

  •
  the acquired assets of PharmaSwiss ($574.1 million), as described in note 3; and

  •
  the acquired assets of Sanitas ($595.0 million), as described in note 3.

  Those factors were partially offset by:

  •
  in the U.S. Neurology and Other segment:

  •
  the amortization of identifiable intangible assets in the first nine months of 2011 of $142.8 million.

  •
  in the U.S. Dermatology segment:

  •
  the amortization of identifiable intangible assets in the first nine months of 2011 of $101.7 million.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

19.   SEGMENT INFORMATION (Continued)

  •
  in the Branded Generics — Europe segment:

  •
  a negative foreign currency translation adjustment of $40.4 million to goodwill; and

  •
  the amortization of identifiable intangible assets in the first nine months of 2011 of $50.4 million.

20.   SUBSEQUENT EVENTS AND PENDING ACQUISITIONS

  Dermik

  Effective July 8, 2011, the Company entered into an asset purchase agreement to acquire Dermik, a dermatological unit of Sanofi in the U.S. and Canada, as well as the worldwide (excluding France) rights to Sculptra® Aesthetic, for a total purchase price of approximately $425.0 million. The acquisition includes Dermik's available inventories and manufacturing facility located in Laval, Quebec. The transaction is subject to certain closing conditions and regulatory approvals. In September 2011, the Company received a request for additional information from the Federal Trade Commission ("FTC") in connection with this transaction, the effect of which is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") until 30 days after the Company and Sanofi have substantially complied with this request, unless the FTC terminates that period sooner. However, the Company continues to expect that this transaction will close prior to year-end.

  Ortho Dermatologics

  On July 15, 2011, the Company entered into an asset purchase agreement to acquire the assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc. ("Janssen"), for a total purchase price of approximately $345.0 million. The assets to be acquired include prescription brands RETIN-A MICRO®, ERTACZO® and RENOVA®. The transaction is subject to certain closing conditions and regulatory approvals. In September 2011, the Company received a request for additional information from the FTC in connection with this transaction, the effect of which is to extend the waiting period imposed by the HSR Act until 30 days after the Company and Janssen have substantially complied with this request, unless the FTC terminates that period sooner. However, the Company continues to expect that this transaction will close prior to year-end.

  Afexa Life Sciences Inc.

  On October 17, 2011, the Company acquired 73.8% (80,929,921 common shares) of the outstanding common shares of Afexa Life Sciences Inc. ("Afexa"). Afexa, a health-science company headquartered in Edmonton, Alberta, Canada, currently markets several consumer brands, such as COLD-FX®, Canada's leading OTC cold and flu treatment, and COLDSORE-FX®. Afexa's shareholders who tendered to the offer will receive C$0.85 per share in cash. The Company extended its offer until October 27, 2011 to allow Afexa shareholders an additional opportunity to tender their common shares. During this extension period, the Company purchased an additional 8,523,517 common shares which resulted in ownership of 81.6% of the outstanding common shares of Afexa as of October 27, 2011. The Company has announced that it will not further extend the offer. The Company intends to privatize Afexa by completing a subsequent acquisition transaction as contemplated in the offer documents. A special meeting of shareholders of Afexa will be held in December 2011 in order to approve the subsequent acquisition transaction.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

20.   SUBSEQUENT EVENTS AND PENDING ACQUISITIONS (Continued)

  The transaction will be accounted for as a business combination under the acquisition method of accounting. The purchase price will be allocated to Afexa's tangible and intangible asset based on their estimated fair values as of October 17, 2011, the date that the Company obtained control of Afexa. In order to determine the fair values of a significant portion of the assets acquired and liabilities assumed, the Company has engaged independent valuation specialists. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the unaudited consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including the information required for the noncontrolling interest and goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects, which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

  Senior Secured Credit Facilities

  On October 20, 2011, the Company and certain of its subsidiaries as guarantors entered into the Second Amended and Restated Credit and Guaranty Agreement (the "New Credit Agreement") with a syndicate of financial institutions. The New Credit Agreement amended and restated the terms of the Credit Agreement entered into on August 10, 2011. The New Credit Agreement provides for a $275 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the "New Revolving Credit Facility"), and a $1.725 billion senior secured term loan A facility (the "New Term Loan A Facility"), which includes a $500 million delayed draw term loan facility (the "Delayed Draw Facility" and, together with the New Revolving Credit Facility and the New Term Loan A Facility, the "Senior Secured Credit Facilities"). The New Revolving Credit Facility matures on April 20, 2016 and does not amortize. The New Term Loan A Facility matures on April 20, 2016 and amortizes quarterly commencing March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the New Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20% annually commencing March 31, 2014, payable in quarterly installments.

  The Company used a portion of the proceeds of its initial draw of $1.2 billion under the Senior Secured Credit Facilities to repay $615 million in term loans and $200 million in revolving loans outstanding on such date under the Bridge Facility and Revolving Credit Facility, respectively.

  The loans under the Senior Secured Credit Facilities may be made to, and the letters of credit under the New Revolving Credit Facility may be issued on behalf of, the Company. All borrowings under the Senior Secured Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default or an event of default and the accuracy in all material respects of representations and warranties.

  Borrowings under Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the Company's option, either (a) a base rate determined by reference to the higher of (1) the rate of interest quoted in the print edition of The Wall Street Journal, Money Rates Section, as the Prime Rate (currently defined as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks) and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

20.   SUBSEQUENT EVENTS AND PENDING ACQUISITIONS (Continued)

  additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the Senior Secured Credit Facilities is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. Interest rates are subject to increase or decrease quarterly based on leverage ratios.

  In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay commitment fees of 0.50% per annum in respect of the unutilized commitments under the New Revolving Credit Facility, payable quarterly in arrears and 0.50% per annum in respect of the average aggregate daily maximum amount available to be drawn under the Delayed Draw Facility. The Company also is required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings under the New Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.

  Subject to certain exceptions and customary baskets set forth in the New Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from (1) 100% of net cash proceeds from asset sales outside the ordinary course of business, (2) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (3) 50% of the net cash proceeds from the issuance of equity securities subject to decrease based on leverage ratios, (4) 100% of the net cash proceeds from the incurrence of debt and (5) 50% of Consolidated Excess Cash Flow (as defined in the New Credit Agreement) subject to decrease based on leverage ratios.

  The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the New Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans. The Company is permitted to voluntarily reduce the commitment amount under the Delayed Draw Facility and repay outstanding loans under the New Term Loan A Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans.

  The Company's obligations under the Senior Secured Credit Facilities, as well as certain hedging arrangements and cash management arrangements entered into with lenders under the Senior Secured Credit Facilities (or affiliates thereof), are guaranteed by Valeant, Biovail International, S.à r.l. and PharmaSwiss, and other subsidiaries that are guarantors under Valeant's indentures.

  The Company's obligations and the obligations of the guarantors under the Senior Secured Credit Facilities and certain hedging arrangements and cash management arrangements entered into with lenders under the Senior Secured Credit Facilities (or affiliates thereof) are secured by first-priority security interests in substantially all tangible and intangible assets of Valeant and the guarantors, including 100% of the capital stock of Valeant and each domestic subsidiary of Valeant, 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or a guarantor that is a subsidiary of Valeant, and 100% of the capital stock of each other material subsidiary of the Company (other than Valeant 's subsidiaries), in each case subject to certain exclusions set forth in the credit documentation governing the Senior Secured Credit Facilities.

  The Senior Secured Credit Facilities contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its subsidiaries to: incur additional indebtedness; create liens; enter into agreements and other arrangements that include negative pledge

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

20.   SUBSEQUENT EVENTS AND PENDING ACQUISITIONS (Continued)

  clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, amalgamate or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; engage in transactions with affiliates; enter into new lines of business; and enter into amendments of or waivers under subordinated indebtedness, organizational documents and certain other material agreements.

  The New Credit Agreement requires that the Company maintain a secured leverage ratio not to exceed 1.75:1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending December 31, 2011 through and including the fiscal quarter ending December 31, 2012 and not to exceed 1.50 to 1.00 beginning with the fiscal quarter ending March 31, 2013. The New Credit Agreement requires that the Company maintain an interest coverage ratio not to exceed 3.00:1.00 as of the last day of each fiscal quarter.

  The New Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the New Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Senior Secured Credit Facilities.

  New Securities Repurchase Program

  On November 3, 2011, the Company announced that its board of directors has approved a new securities repurchase program (the "New Securities Repurchase Program"). Under the New Securities Repurchase Program, which commences November 8, 2011, the Company may make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as the Company completes its purchases. The amount of securities to be purchased and the timing of purchases under the New Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under the Company's financing agreements. The securities to be repurchased will be funded using the Company's cash resources.

  The board of directors also approved a sub-limit under the New Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of the Company's public float or 5% of the Company's issued and outstanding common shares, in each case calculated as of the date of the commencement of the New Securities Repurchase Program. The Company intends to initially make purchases of up to 15,395,686 common shares on the open market through the facilities of the New York Stock Exchange ("NYSE"), representing approximately 5% of the Company's issued and outstanding common shares. Subject to completion of appropriate filings with and approval by the Toronto Stock Exchange ("TSX"), the Company may also make purchases of its common shares over the facilities of the TSX. Such purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX. All common shares purchased under the New Securities Repurchase Program will be cancelled.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for the interim period ended September 30, 2011 (the "unaudited consolidated financial statements"). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "2010 Form 10-K").

        Additional information relating to the Company, including the 2010 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

        Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of November 4, 2011.

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

BUSINESS DEVELOPMENT

        Since the Merger, our strategy has been to focus the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies. As described below, we have completed a number of transactions in 2011 to expand our North American dermatology and European branded generic product portfolios.

  •
  On March 10, 2011, we acquired all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and over-the-counter ("OTC") pharmaceutical company based in Zug, Switzerland. The total consideration transferred to effect the acquisition of PharmaSwiss comprised cash paid of $491.2 million (€353.1 million) and the rights to contingent payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss are achieved for the 2011 calendar year. The fair value of the contingent payments was determined to be $27.5 million as of the acquisition date. The total fair value of consideration transferred of $518.7 million has been provisionally assigned primarily to inventories ($70.3 million), identifiable intangible assets ($209.2 million) and goodwill ($161.7 million). PharmaSwiss is an existing partner to several large pharmaceutical and biotech companies offering regional expertise in such functions as regulatory, compliance, sales, marketing and distribution, in addition to developing its own product portfolio. Through its business operations, PharmaSwiss offers a broad product portfolio in seven therapeutic areas and operations in 19 countries throughout Central and Eastern Europe, including Serbia, Hungary, the Czech Republic and Poland, as well as in Greece and Israel.

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

  •
  On March 31, 2011, we out-licensed the product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy's Laboratories, in exchange for a $36.0 million upfront payment, which was received in early April 2011, and future royalty payments. In connection with the sale of Cloderm®, we recognized the upfront payment as alliance revenue in the first quarter of 2011, and expensed the $30.7 million carrying amount of the Cloderm® intangible assets as cost of alliance revenue. We are recognizing the future royalty payments as alliance revenue as they are earned.

  •
  On June 29, 2011, we entered into a license agreement with Meda Pharma SARL ("Meda") to acquire the exclusive rights to commercialize both Elidel® Cream and Xerese® Cream in the U.S., Canada and Mexico. In addition, we and Meda have the right to undertake development work in respect of Elidel® and Xerese® products. We made an upfront payment to Meda of $76.0 million, and we will pay a series of potential milestones of up to $16.0 million and guaranteed royalties totaling $120.0 million in the aggregate through 2011 and 2012. Thereafter, we will pay a double-digit royalty to Meda on net sales of Elidel®, Xerese® and Zovirax®, including additional minimum royalties of $120.0 million in the aggregate during 2013-2015. The fair value of the upfront and contingent consideration, inclusive of royalty payments, was determined to be $437.7 million as of the acquisition date, which has been provisionally assigned primarily to product brands intangible assets ($406.4 million) and acquired IPR&D assets ($33.5 million). The acquired IPR&D assets relate to the development of a Xerese® life-cycle product. The projected cash flows from the acquired IPR&D assets were adjusted for the probability of successful development and commercialization of the product. A risk-adjusted discount rate of 13% was used to present value the projected cash flows. Material cash inflows are expected to commence in 2014. Solely for purposes of estimating the fair value of these assets, we have estimated that we will incur costs of approximately $14.0 million to complete the project.

  •
  On August 19, 2011 (the "Sanitas Acquisition Date"), we acquired 87.2% of the outstanding shares of AB Sanitas ("Sanitas") for cash consideration of $392.3 million. Prior to the Sanitas Acquisition Date, we acquired 1,502,432 shares of Sanitas, which represented approximately 4.8% of the outstanding shares. As a result, as of the Sanitas Acquisition Date, we held a controlling financial interest in Sanitas of 92%, or 28,625,025 shares. On September 2, 2011, we announced a mandatory non-competitive tender offer (the "Tender Offer") to purchase the remaining outstanding ordinary shares of Sanitas from all public shareholders at €10.06 per share. The Tender Offer closed on September 15, 2011, on which date we purchased an additional 1,968,631 shares (6.4% of the outstanding shares of Sanitas) for approximately $27.4 million. As a result of this purchase, we owned 30,593,656 shares or approximately 98.4% of Sanitas as of September 15, 2011. On September 22, 2011, we received approval from the Securities Commission of the Republic of Lithuania to conduct the mandatory tender offer through squeeze out procedures (the "Squeeze Out") at a price per one ordinary share of Sanitas equal to €10.06, which requested that all minority shareholders sell to us, the ordinary shares of Sanitas owned by them (512,264 ordinary shares, or 1.6% of Sanitas) by December 22, 2011. The noncontrolling interest in Sanitas of approximately 1.6% that will be acquired through the Squeeze Out procedures was classified as a liability in our unaudited consolidated balance sheet as it is mandatorily redeemable. As of September 30, 2011, the estimated amount due to Sanitas shareholders of $5.9 million was included in Accrued liabilities. Sanitas has a broad branded generics product portfolio consisting of 390 products in nine countries throughout Central and Eastern Europe, primarily Poland, Russia and Lithuania. Sanitas has in-house development capabilities in dermatology, hospital injectables and ophthalmology, and a pipeline of internally developed and acquired dossiers.

  •
  On October 17, 2011, we acquired 73.8% (80,929,921 common shares) of the outstanding common shares of Afexa Life Sciences Inc. ("Afexa"). Afexa, a health-science company headquartered in Edmonton, Alberta, Canada, currently markets several consumer brands, such as COLD-FX®, Canada's leading OTC cold and flu treatment, and COLDSORE-FX®. Afexa's shareholders who tendered to the offer will receive C$0.85 per share in cash. We extended our offer until October 27, 2011 to allow Afexa shareholders an additional opportunity to tender their common shares. During this extension period, we purchased an additional 8,523,517 common shares which resulted in ownership of 81.6% of the outstanding common shares of Afexa as of October 27, 2011. We have announced that we will not further extend the offer. We intend to privatize Afexa by completing a subsequent acquisition transaction as contemplated in the offer documents. A special meeting of shareholders of Afexa will be held in December 2011 in order to approve the subsequent acquisition transaction.

        In addition, we have entered into the following business transactions, which are expected to be completed prior to year-end:

  •
  Effective July 8, 2011, we entered into an asset purchase agreement to acquire Dermik, a dermatological unit of Sanofi in the U.S. and Canada, as well as the worldwide (excluding France) rights to Sculptra® Aesthetic, for a total purchase price of approximately $425.0 million. The acquisition includes Dermik's available inventories and manufacturing facility located in Laval, Quebec. Dermik's total 2010 revenues including contract manufacturing revenues were approximately $240 million. The transaction is subject to certain closing conditions and regulatory approvals. In September 2011, we received a request for additional information from the Federal Trade Commission ("FTC") in connection with this transaction, the effect of which is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") until 30 days after we and Sanofi have substantially complied with this request, unless the FTC terminates that period sooner. However, we continue to expect that this transaction will close prior to year-end.

  •
  On July 15, 2011, we entered into an asset purchase agreement to acquire the assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc. ("Janssen"), for a total purchase price of approximately $345.0 million. The assets to be acquired include prescription brands RETIN-A MICRO®, ERTACZO® and RENOVA®. Total revenue for this product portfolio was approximately $150 million in 2010. The transaction is subject to certain closing conditions and regulatory approvals. In September 2011, we received a request for additional information from the FTC in connection with this transaction, the effect of which is to extend the waiting period imposed by the HSR Act until 30 days after we and Janssen have substantially complied with this request, unless the FTC terminates that period sooner. However, we continue to expect that this transaction will close prior to year-end.

COLLABORATION AGREEMENT

        In October 2008, Valeant closed the License and Collaboration Agreement (the "Collaboration Agreement") to develop ezogabine/retigabine in collaboration with GSK. Pursuant to the terms of the Collaboration Agreement, Valeant granted co-development rights and worldwide commercialization rights to GSK. In consideration, we will receive future cash flows from worldwide sales of ezogabine/retigabine products by GSK. In March 2011, the European Commission granted marketing authorization for Trobalt™ (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the U.S. Food and Drug Administration ("FDA") approved the New Drug Application ("NDA") for Potiga™ (ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. As of

September 30, 2011, final classification was still under review by the U.S. Drug Enforcement Administration and Potiga™ will not be available for sale until this process is complete.

        In connection with the first sale of Trobalt™ by GSK in the European Union (which occurred in early May 2011), GSK paid us a $40.0 million milestone payment and will pay up to a 20% royalty on net sales of the product. Upon the first sale of Potiga™ in the U.S. (which is anticipated to occur no earlier than the first quarter of 2012), GSK will pay us a $45.0 million milestone payment, and we will share up to 50% of the net profits from the sale of Potiga™. We are recognizing the milestone payments as alliance and royalty revenue upon achievement. Amortization of the ezogabine/retigabine IPR&D assets will commence with the scheduling of ezogabine as a controlled substance. In addition, we anticipate an increase in selling, general and administrative expenses in the fourth quarter of 2011, in connection with pre-launch activities associated with Potiga™.

        We are also proceeding with the development of a modified-release formulation of ezogabine/retigabine and will share development expenses with GSK.

MERGER-RELATED COST-RATIONALIZATION AND INTEGRATION INITIATIVES

        We believe the complementary nature of the Biovail and Valeant businesses presents an opportunity to capture significant operating synergies and cost savings. The Merger has provided, and should continue to provide, opportunities to realize cost savings from, among other things, reductions in research and development, general and administrative expenses, and sales and marketing. In total, we have identified approximately $350 million of annual cost synergies that we expect to realize by the end of 2012, over $300 million of which is expected to be realized in 2011. Approximately $78.7 million and $236.7 million of cost synergies were realized in the third quarter and first nine months of 2011, respectively. This amount does not include potential revenue synergies or the potential benefits of expanding the Biovail corporate structure to Valeant's operations.

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

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs		Total
($ in 000s)	$	$	$	$	$
Balance, January 1, 2010	—	—	—	—	—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	5,260	3,446	—	8,833	17,539
Cash payments	(20,603)	—	—	(2,510)	(23,113)
Non-cash adjustments	—	(165)	—	—	(165)

Balance, March 31, 2011	9,446	3,281	—	7,993	20,720
Costs incurred and charged to expense	5,632	295	—	15,847	21,774
Cash payments	(8,305)	(2,033)	—	(7,067)	(17,405)
Non-cash adjustments	—	—	—	(1,300)	(1,300)

Balance, June 30, 2011	6,773	1,543	—	15,473	23,789
Costs incurred and charged to expense	1,689	(286)	—	2,977	4,380
Cash payments	(7,848)	—	—	(450)	(8,298)
Non-cash adjustments	56	(576)	—	(772)	(1,292)

Balance, September 30, 2011	670	681	—	17,228	18,579

        Facility closure costs incurred in the nine-month period ended September 30, 2011 included a $9.7 million charge for the remaining operating lease obligation (net of estimated sublease rentals that could be reasonably obtained) related to our vacated Mississauga, Ontario corporate office facility and a charge of $1.3 million related to a lease termination payment on our Aliso Viejo, California corporate office facility. We are transitioning a number of its corporate office functions to Bridgewater, New Jersey. As a result, portions of the previously vacated space in the Bridgewater facility have been reoccupied, resulting in a $2.0 million reversal of a previously recognized restructuring accrual related to that space.

        In addition to costs associated with our Merger-related initiatives, we incurred $11.5 million and $17.4 million of integration-related costs in the third quarter and first nine months of 2011, respectively, of which $12.2 million had been paid as of September 30, 2011. These costs were primarily related to the integration of the European operations following the acquisitions of PharmaSwiss and Sanitas, the consolidation of our manufacturing facilities in Brazil, and worldwide systems integration initiatives.

SELECTED FINANCIAL INFORMATION

        As described above under "Biovail Merger with Valeant", our results of operations, financial condition and cash flows reflect Biovail's stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant's business have been included in our results of operations, financial condition and cash flows only for the periods subsequent to the completion of the Merger. Therefore, our financial results for the third quarter and first nine months of 2010 reflect Valeant's operations since the Merger Date.

        The following table provides selected financial information for the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
	2011	2010	Change		2011	2010	Change
($ in 000s, except per share data)	$	$	$	%	$	$	$	%
Revenues	600,584	208,267	392,317	188	1,774,997	666,673	1,108,324	166
Operating expenses	488,226	334,579	153,647	46	1,469,430	727,806	741,624	102
Net income (loss)	40,862	(207,882)	248,744	NM	103,704	(177,063)	280,767	NM
Basic earnings (loss) per share	0.13	(1.27)	1.40	NM	0.34	(1.11)	1.45	NM
Diluted earnings (loss) per share	0.13	(1.27)	1.40	NM	0.32	(1.11)	1.43	NM
Cash dividends declared per share	—	0.095	(0.095)	(100)	—	0.280	(0.280)	(100)

NM — Not meaningful

	As of September 30 2011	As of December 31 2010	Change
	$	$	$	%
Total assets	11,818,361	10,795,117	1,023,244	9
Long-term debt, including current portion	5,226,911	3,595,277	1,631,634	45

Financial Performance

Changes in Revenues

        Total revenues increased $392.3 million, or 188%, to $600.6 million in the third quarter of 2011, compared with $208.3 million in the third quarter of 2010, and increased $1,108.3 million, or 166%, to $1,775.0 million in the first nine months of 2011, compared with $666.7 million in the first nine months of 2010, primarily due to:

  •
  incremental revenues from Valeant products and services of $278.6 million and $846.2 million in the third quarter and first nine months of 2011, respectively;

  •
  the inclusion of PharmaSwiss revenues from the acquisition date of $59.7 million and $141.3 million in the third quarter and first nine months of 2011, respectively;

  •
  alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment from GSK in connection with the launch of Trobalt™;

  •
  alliance revenue of $36.0 million recognized in the first quarter of 2011 on the out-license of the Cloderm® product rights in March 2011; and

  •
  the inclusion of Sanitas revenues from the Sanitas Acquisition Date of $17.0 million in the third quarter and first nine months of 2011.

Changes in Earnings

        Net income increased $248.7 million to $40.8 million (diluted earnings per share of $0.13) in the third quarter of 2011, compared with net loss of $207.9 million (diluted loss per share of $1.27) in the third quarter of 2010, and increased $280.8 million to $103.7 million (diluted earnings per share of $0.32) in the first nine months of 2011, compared with net loss of $177.1 million (diluted loss per share of $1.11) in the first nine months of 2010, reflecting the following factors:

  •
  an increased contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $268.6 million and $639.4 million in the third quarter and first nine months of 2011, respectively, mainly related to the addition of Valeant, PharmaSwiss and Sanitas product sales (net of incremental charges in those respective periods of $2.7 million and $48.9 million, in the aggregate, to cost of goods sold from the sale of acquired inventories that were written up to fair value), as well as higher volumes and pricing for Xenazine® products and a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights;

  •
  decreases of $80.0 million and $38.4 million in restructuring charges and integration costs in the third quarter and first nine months of 2011, respectively, as described below under "Results of Operations — Operating Expenses — Restructuring and Integration Costs";

  •
  a decrease of $57.2 million in acquired IPR&D expense in the first nine months of 2011, as described below under "Results of Operations — Operating Expenses — Acquired IPR&D";

  •
  decreases of $38.5 million and $36.1 million in legal settlements in the third quarter and first nine months of 2011, respectively, as described below under "Results of Operations — Operating Expenses — Legal Settlements"; and

  •
  a $21.3 million net realized gain on the disposal of our equity investment in Cephalon, Inc. ("Cephalon"), which was realized in the second quarter of 2011 (as described below under "Results of Operations — Non-Operating Income (Expense) — (Loss) Gain on Investments, Net).

        Those factors were partially offset by:

  •
  the inclusion of Valeant operating costs in the third quarter and first nine months of 2011, net of realized synergies from the Merger;

  •
  increases of $102.5 million and $262.9 million in amortization expense in the third quarter and first nine months of 2011, respectively, primarily related to the identifiable intangible assets of Valeant, PharmaSwiss, Elidel®/Xerese® and Zovirax®;

  •
  increases of $76.3 million and $208.3 million in interest expense in the third quarter and first nine months of 2011, respectively, reflecting legacy Valeant debt assumed as of the Merger Date, the post-Merger issuances of senior notes in the fourth quarter of 2010 and first quarter of 2011 and the borrowings under our senior secured term loan facility in the third quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  charges of $10.3 million and $33.3 million on the extinguishment of debt in the third quarter and first nine months of 2011, respectively, mainly in connection with the repurchase of a portion of our 5.375% senior convertible notes due 2014 (the "5.375% Convertible Notes"), as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program", and the share settlement of the 4.0% convertible subordinated notes due 2013 of Valeant (the "4.0% Convertible Notes"), as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)".

Changes in Financial Condition

        As of September 30, 2011, we had cash and cash equivalents of $254.6 million and long-term debt, including the current portion, of $5,226.9 million. In the first quarter of 2011, we issued $2,150.0 million aggregate principal amount of senior notes, and used a portion of the net proceeds to prepay the $975.0 million outstanding under our senior secured term loan A facility (the "Term Loan A Facility"), as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)". In addition, operating cash flows of $173.7 million and $486.7 million in the third quarter and first nine months of 2011, respectively, were a significant source of liquidity.

        In the third quarter of 2011, we borrowed an additional $100.0 million under a new one-and-one-half-year, non-amortizing $200.0 million senior secured revolving credit facility (the "Revolving Credit Facility") that we entered into in June 2011 and which has been subsequently amended and restated on August 10, 2011. The Revolving Credit Facility remains in effect under the Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement") entered on August 10, 2011, which additionally provides for a three-month $650.0 million senior secured term loan facility (the "Bridge Facility" and, together with Revolving Credit Facility, the "Credit Facilities"). In the third quarter of 2011, we borrowed $590.0 million in aggregate amount in term loans under our Bridge Facility. As further described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities), on October 20, 2011, we further amended and restated the Credit Agreement and repaid the outstanding balances on the Credit Facilities with a portion of the net proceeds therefrom. Additionally, in conjunction with the acquisition of Sanitas, we assumed $67.1 million of long-term debt, of which $50.2 million, including current portion of $21.4 million, was outstanding as of September 30, 2011.

        In the first nine months of 2011, we paid $1,292.4 million, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the PharmaSwiss, Sanitas, Zovirax® and Elidel®/Xerese® acquisitions. In addition, we purchased 11,864,599 of our common shares from ValueAct Capital Master Fund, L.P. ("ValueAct") for an aggregate purchase price $499.6 million. We also repurchased 1,800,000 of our common shares for an aggregate purchase price of $74.5 million and repurchased $177.2 million principal amount of the 5.375% Convertible Notes for total consideration of $549.9 million. In May 2011, we issued 17,782,764 of our common shares in connection with the settlement of all of the outstanding 4.0% Convertible Notes. In the three-month period ended September 2011, Valeant paid $66.9 million in cash and issued 7,518,595 of its common shares on a net-share basis to settle the written call options.

Cash Dividends

        No dividends were declared or paid in the first nine months of 2011. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Second Amended and Restated Credit and Guaranty Agreement (the "New Credit Agreement") include restrictions on the payment of dividends. Under our former dividend policy, we declared cash dividends per share of $0.095 and $0.28 in the third quarter and first nine months of 2010, respectively.

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

  •
  Branded Generics — Latin America consists of branded generic pharmaceutical and OTC products sold primarily in Mexico and Brazil and exports out of Mexico to other Latin American markets.

Revenues By Segment

        The following table displays revenues by segment for the third quarters and first nine months of 2011 and 2010, the percentage of each segment's revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment's revenues. Percentages may not add due to rounding.

	Three Months Ended September 30						Nine Months Ended September 30
	2011(a)		2010		Change		2011(b)		2010		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
U.S. Neurology and Other	182,288	30	138,034	66	44,254	32	$626,390	35	445,413	67	180,977	41
U.S. Dermatology	131,642	22	34,720	17	96,922	279	394,202	22	115,112	17	279,090	242
Canada and Australia	84,644	14	27,750	13	56,894	205	238,888	13	81,146	12	157,742	194
Branded Generics — Europe(c)	134,055	22	7,763	4	126,292	NM	326,448	18	25,002	4	301,446	NM
Branded Generics — Latin America	67,955	11	—	—	67,955	NM	189,069	11	—	—	189,069	NM

Total revenues	600,584	100	208,267	100	392,317	188	1,774,997	100	666,673	100	1,108,324	166

NM — Not meaningful

(a)
Revenues by segment in the third quarter of 2011 reflect the addition of revenues from Valeant products and services as follows: U.S. Neurology and Other — $51.8 million; U.S. Dermatology — $63.5 million; Canada and Australia — $48.1 million; Branded Generics — Europe — $47.2 million; and Branded Generics — Latin America — $68.0 million.

(b)
Revenues by segment in the first nine months of 2011 reflect the addition of revenues from Valeant products and services as follows: U.S. Neurology and Other — $174.0 million; U.S. Dermatology — $200.8 million; Canada and Australia — $139.5 million; Branded Generics — Europe — $142.8 million; and Branded Generics — Latin America — $189.1 million.

(c)
Branded Generics — Europe segment revenues reflect incremental revenues from PharmaSwiss products and services of $59.7 million and $141.3 million in the third quarter and first nine months of 2011, respectively and incremental revenues from Sanitas products and services of $17.0 million in the third quarter and first nine months of 2011.

        Total revenues increased $392.3 million, or 188%, to $600.6 million in the third quarter of 2011, compared with $208.3 million in the third quarter of 2010, and increased $1,108.3 million, or 166%, to $1,775.0 million in the first nine months of 2011, compared with $666.7 million in the first nine months of 2010. A substantial portion of these increases was due to the incremental revenues of Valeant, PharmaSwiss and Sanitas of $278.6 million, $59.7 million and $17.0 million, respectively, in the third quarter of 2011, and $846.2 million, $141.3 million and $17.0 million, respectively, in the first nine months of 2011, while the remaining increase was mainly attributable to the effect of the following factors:

  •
  in the U.S. Neurology and Other segment:

  •
  alliance revenue of $40.0 million in the second quarter of 2011 related to the milestone payment from GSK in connection with the launch of Trobalt™; and

  •
  increases in Xenazine® product sales of $6.3 million, or 33%, to $25.6 million in the third quarter of 2011, compared with $19.3 million in the third quarter of 2010, and $25.8 million, or 53%, to $74.1 million in the first nine months of 2011, compared with $48.3 million in the first nine months of 2010, reflecting year-over-year increases in patient enrollment and the positive effect of price increases and lower gross-to-net sales provisions.

    Those factors were partially offset by:

    •
    decreases in Wellbutrin XL® product sales of $11.9 million, or 25%, to $35.1 million in the third quarter of 2011, compared with $47.0 million in the third quarter of 2010, and $19.6 million, or 14%, to $121.3 million in the first nine months of 2011, compared with $140.9 million in the first nine months of 2010, mainly due to the introduction of an additional generic competitor in the fourth quarter of 2010. We anticipate a continuing decline in Wellbutrin XL® product sales due to generic erosion, although we have implemented a number of new initiatives to support the brand. Wellbutrin XL® product sales, which represented approximately 6% of our total revenue in the third quarter and first nine months of 2011, are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions.

  •
  in the U.S. Dermatology segment:

  •
  alliance revenue of $36.0 million in the first quarter of 2011 related to the out-license of the Cloderm® product rights; and

  •
  an increase in Zovirax® product sales of $17.5 million, or 50%, to $52.2 million in the third quarter of 2011, compared with $34.7 million in the third quarter of 2010, and $25.1 million, or 22%, to $140.2 million in the first nine months of 2011, compared with $115.1 million in the first nine months of 2010, reflecting the impact of the new 30g presentation which was launched in the first quarter of 2011.

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

        The following table displays profit (loss) by segment for the third quarters and first nine months of 2011 and 2010, the percentage of each segment's profit (loss) compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment's profit (loss). Percentages may not add due to rounding.

	Three Months Ended September 30						Nine Months Ended September 30
	2011(a)		2010		Change		2011(b)		2010		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
U.S. Neurology and Other	82,289	45	46,582	34	35,707	77	319,547	51	186,311	42	133,236	72
U.S. Dermatology	54,148	41	11,174	32	42,974	385	127,894	32	43,076	37	84,818	197
Canada and Australia	27,132	32	10,289	37	16,843	164	77,731	33	31,424	39	46,307	147
Branded Generics — Europe(c)	11,666	9	4,127	53	7,539	183	10,377	3	16,419	66	(6,042)	(37)
Branded Generics — Latin America	7,765	11	(333)	—	8,098	NM	3,967	2	(333)	—	4,300	NM

Total segment profit	183,000	30	71,839	34	111,161	155	539,516	30	276,897	42	262,619	95

NM — Not meaningful

(a)
Segment profit (loss) in the third quarter of 2011 reflects the addition of Valeant's operations, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $11.5 million; U.S. Dermatology — $6.4 million; Canada and Australia — $7.3 million; Branded Generics — Europe — $6.7 million; and Branded Generics — Latin America — $10.6 million.

(b)
Segment profit (loss) in the first nine months of 2011 reflects the addition of Valeant's operations, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $30.5 million; U.S. Dermatology — $42.8 million; Canada and Australia — $25.7 million; Branded Generics — Europe — $23.7 million; and Branded Generics — Latin America — $38.5 million.

(c)
Branded Generics — Europe segment profit reflects the addition of PharmaSwiss operations commencing on March 10, 2011, the acquisition date, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets of

  $10.3 million and $39.0 million in the third quarter and first nine months of 2011, respectively. Branded Generics — Europe segment profit also reflects the addition of Sanitas operations commencing on August 19, 2011, the Sanitas Acquisition Date, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $5.9 million in the three-month period ended September 30, 2011.

        Total segment profit increased $111.2 million, or 155%, to $183.0 million in the third quarter of 2011, compared with $71.8 million in the third quarter of 2010, and increased $262.6 million, or 95%, to $539.5 million in the first nine months of 2011, compared with $276.9 million in the first nine months of 2010. A substantial portion of these increases was due to the inclusion of operations of Valeant, net of realized synergies from the Merger, and PharmaSwiss, while the remaining increase was mainly attributable to the effect of the following factors:

  •
  in the U.S. Neurology and Other segment:

  •
  alliance revenue of $40.0 million in the second quarter of 2011 related to the Trobalt™ milestone payment from GSK; and

  •
  increased contribution from Xenazine® product sales of $6.5 million and $26.0 million in the third quarter and first nine months of 2011, respectively, reflecting higher volumes and the positive effect of price increases and lower gross-to-net adjustments.

  •
  in the U.S. Dermatology segment:

  •
  an increased contribution from Zovirax® product sales of $33.0 million and $52.6 million in the third quarter and first nine months of 2011, respectively, reflecting the supply of the new 30g presentation of the ointment form of the product in the first quarter of 2011, and a lower supply price for inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, such that we retain a greater share of the economic interest in the brand.

Operating Expenses

        The following table displays the dollar amount of each operating expense category for the third quarters and first nine months of 2011 and 2010, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended September 30						Nine Months Ended September 30
	2011		2010		Change		2011		2010		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	162,568	27	62,142	30	100,426	162	501,767	28	184,947	28	316,820	171
Cost of alliance and service revenues	3,078	1	532	—	2,546	NM	40,418	2	7,211	1	33,207	NM
Selling, general and administrative	134,801	22	60,187	29	74,614	124	423,964	24	148,794	22	275,170	185
Research and development	17,476	3	13,766	7	3,710	27	48,910	3	49,987	7	(1,077)	(2)
Amortization of intangible assets	138,027	23	35,499	17	102,528	289	365,016	21	102,098	15	262,918	258
Restructuring and integration costs	15,874	3	95,916	46	(80,042)	(83)	61,039	3	99,410	15	(38,371)	(39)
Acquired IPR&D	—	—	—	—	—	—	4,000	—	61,245	9	(57,245)	(93)
Acquisition-related costs	9,498	2	28,037	13	(18,539)	(66)	12,874	1	35,614	5	(22,740)	(64)
Legal settlements	—	—	38,500	18	(38,500)	(100)	2,400	—	38,500	6	(36,100)	(94)
Acquisition-related contingent consideration	6,904	1	—	—	6,904	NM	9,042	1	—	—	9,042	NM

Total operating expenses	488,226	81	334,579	161	153,647	46	1,469,430	83	727,806	109	741,624	102

NM — Not meaningful

Cost of Goods Sold

        Cost of goods sold, which excludes the amortization of intangible assets described separately below under "— Amortization of Intangible Assets", increased $100.4 million, or 162%, to $162.5 million in the third quarter of 2011, compared with $62.1 million in the third quarter of 2010, and increased $316.8 million, or 171%, to $501.7 million in the first nine months of 2011, compared with $184.9 million in the first nine months of 2010. The percentage increase in cost of goods sold in the third quarter of 2011 was lower than the corresponding 188% increase in total revenues in the third quarter of 2011, and the percentage increase in cost of goods sold in the first nine months of 2011 was higher than the corresponding 166% increase in total revenues, primarily due to:

  •
  the effect of the lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, which favorably impacted cost of goods sold by $12.9 million and $24.9 million in the third quarter and first nine months of 2011, respectively; and

  •
  the impact of the acquisition accounting adjustments of $2.7 million and $48.9 million related to acquired inventories that were subsequently sold in the third quarter and first nine months of 2011, respectively. Substantially all of the acquisition accounting adjustments on Valeant and PharmaSwiss inventories has been recognized in cost of goods sold as of September 30, 2011.

Cost of Alliance and Service Revenues

        Cost of alliance and service revenues increased $2.5 million to $3.0 million in the third quarter of 2011, compared with $0.5 million in the third quarter of 2010, and increased $33.2 million to $40.4 million in the first nine months of 2011, compared with $7.2 million in the first nine months of 2010, primarily due to the inclusion of the $30.7 million carrying amount of the Cloderm® intangible asset, which was expensed on the out-license of the product rights in the first quarter of 2011. In addition, the third quarter and first nine months of 2011 reflect incremental service revenues and related costs of Valeant.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $74.6 million, or 124%, to $134.8 million in the third quarter of 2011, compared with $60.2 million in the third quarter of 2010, and increased $275.1 million, or 185%, to $423.9 million in the first nine months of 2011, compared with $148.8 million in the first nine months of 2010, primarily due to:

  •
  the addition of Valeant's and PharmaSwiss's operating costs; and

  •
  increases of $46.2 in share-based compensation expense charged to selling, general and administrative expenses in the first nine months of 2011, including an increase of approximately $29.3 million related to the amortization of the fair value increment on Valeant stock options and RSUs converted into Company awards and the equitable adjustment to certain vested stock option awards, in connection with the post-Merger special dividend of $1.00 per common share declared and paid in the fourth quarter of 2010.

Research and Development Expenses

        Research and development expenses increased $3.7 million, or 27%, to $17.4 million in the third quarter of 2011, compared with $13.7 million in the third quarter of 2010, and declined $1.1 million, or 2%, to $48.9 million in the first nine months of 2011, compared with $50.0 million in the first nine months of 2010, which was attributable to the net effect of the termination of certain of our specialty central nervous system ("CNS") drug development programs in the fourth quarter of 2010 and the addition of Valeant's research and development expenses in the third quarter and first nine months of 2011.

Amortization of Intangible Assets

        Amortization expense increased $102.5 million, or 289%, to $138.0 million in the third quarter of 2011, compared with $35.5 million in the third quarter of 2010, and increased $262.9 million, or 258%, to

$365.0 million in the first nine months of 2011, compared with $102.1 million in the first nine months of 2010, primarily due to the amortization of the Valeant, PharmaSwiss, Elidel®/Xerese® and Zovirax® identifiable intangible assets of $101.4 million and $261.9 million in the third quarter and first nine months of 2011, respectively.

Restructuring and Integration Costs

        As described above under "Merger-Related Cost-Rationalization and Integration Initiatives", we recognized primarily Merger-related restructuring charges and other integration costs of $15.9 million and $61.0 million in the third quarter and first nine months of 2011, respectively.

Acquired IPR&D

        In the first nine months of 2011, we recorded acquired IPR&D charges of $4.0 million related to the acquisition of the Canadian rights to colesevelam hydrochloride, which was accounted for as a purchase of IPR&D assets with no alternative future use. In the corresponding period of 2010, we paid $61.2 million to acquire certain specialty CNS drug development programs, which programs were terminated following the Merger.

Acquisition-Related Costs

        Acquisition-related costs declined $18.5 million, or 66%, to $9.5 million in the third quarter of 2011 as compared with $28.0 million in the third quarter of 2010, and declined $22.7 million, or 64%, to $12.9 million in the first nine months of 2011, compared with $35.6 million in the first nine months of 2010, reflecting lower Merger-related expenses incurred in the third quarter and first nine months of 2011, partially offset by acquisition-related expenses for PharmaSwiss and Sanitas.

Legal Settlements

        In the third quarter of 2010, we recorded a legal settlement charge of $38.5 million in connection with certain Biovail legacy litigation matters.

Non-Operating Income (Expense)

        The following table displays the dollar amounts of each non-operating income or expense category in the third quarters and first nine months of 2011 and 2010 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended September 30				Nine Months Ended September 30
	2011	2010	Change		2011	2010	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	1,052	126	926	735	2,941	548	2,393	437
Interest expense	(87,504)	(11,218)	(76,286)	680	(239,328)	(30,997)	(208,331)	672
Write-down of deferred financing charges	—	(5,774)	5,774	(100)	—	(5,774)	5,774	(100)
Loss on extinguishment of debt	(10,315)	—	(10,315)	100	(33,325)	—	(33,325)	100
Foreign exchange and other	(3,590)	301	(3,891)	NM	64	345	(281)	NM
(Loss) gain on investments, net	(140)	(5,005)	4,865	NM	22,787	(5,552)	28,339	NM

Total non-operating expense	(100,497)	(21,570)	(78,927)	366	(246,861)	(41,430)	(205,431)	496

NM — Not meaningful

Interest Expense

        Interest expense increased $76.3 million, or 680%, to $87.5 million in the third quarter of 2011, compared with $11.2 million in the third quarter of 2010, and increased $208.3 million, or 672%, to $239.3 million in the first nine months of 2011, compared with $31.0 million in the first nine months of 2010, reflecting primarily the legacy Valeant debt assumed as of the Merger Date (partially reduced by the repayment of the Term Loan A Facility in the first quarter of 2011), the post-Merger issuances of senior notes in the fourth quarter of 2010 and first quarter of 2011 and the borrowings under our Bridge Facility in the third quarter of 2011. On October 20, 2011, we further amended and restated the Credit Agreement, which may impact our interest expense in the future (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

Write-Down of Deferred Financing Charges

        In the third quarter of 2010, we recorded a write-off of $5.7 million of deferred financing costs as a result of the termination of the Biovail secured revolving credit facility as of the Merger Date.

Loss on Extinguishment of Debt

        In the third quarter and first nine months of 2011, we recognized losses of $10.3 million and $33.3 million, respectively, mainly on the repurchase of a portion of the 5.375% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program") and the share settlement of the 4.0% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

(Loss) Gain on Investments, Net

        In March 2011, in connection with an offer to acquire Cephalon, we invested $60.0 million to acquire shares of common stock of Cephalon. On May 2, 2011, Cephalon announced that it had agreed to be acquired by Teva Pharmaceutical Industries Inc. and, consequently, we disposed of our entire equity investment in Cephalon for net proceeds of $81.3 million, which resulted in a net realized gain of $21.3 million that was recognized in earnings in the second quarter of 2011.

Income Taxes

        The following table displays the dollar amounts of the current and deferred provisions for income taxes in the third quarters and first nine months of 2011 and 2010 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended September 30				Nine Months Ended September 30
	2011	2010	Change		2011	2010	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Current income tax expense	9,600	500	9,100	NM	32,100	10,000	22,100	221
Deferred income tax (recovery) expense	(38,601)	59,500	(98,101)	NM	(77,098)	64,500	(141,598)	NM

Total (recovery of) provision for income taxes	(29,001)	60,000	(89,001)	NM	(44,998)	74,500	(119,498)	NM

NM — Not meaningful

        In the third quarter of 2011, we recognized a recovery of income taxes of $29.0 million, which comprised $28.5 million related to the expected tax benefit in tax jurisdictions outside of Canada combined with tax benefit of $0.5 million related to Canadian income taxes and, in the first nine months of 2011, we recognized a recovery of income taxes of $45.0 million, which comprised $48.3 million related to the expected tax benefit in tax jurisdictions outside of Canada offset with tax expense of $3.3 million related to Canadian income taxes. In the third quarter and first nine months of 2011, our effective tax rate was primarily impacted by (i) tax benefit of current U.S. losses, (ii) the release of liabilities for uncertain tax positions due to the settlement of various tax examinations in the U.S., (iii) a partial increase of the valuation allowance specific to the Canadian net deferred tax assets, (iv) changes in U.S. Federal and State tax law, and (v) additional tax benefit recognized on the U.S. Federal tax return as compared to the December 31, 2010 income tax provision.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Financial Condition

        The following table displays a summary of our financial condition as of September 30, 2011 and December 31, 2010:

	As of September 30 2011	As of December 31 2010	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	254,559	394,269	(139,710)	(35)
Long-lived assets(a)	10,567,498	9,655,908	911,590	9
Long-term debt, including current portion	(5,226,911)	(3,595,277)	(1,631,634)	45
Shareholders' equity	4,014,099	4,911,096	(896,997)	(18)

(a)
Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.

Cash and Cash Equivalents

        Cash and cash equivalents declined $139.7 million, or 35%, to $254.6 million as of September 30, 2011, compared with $394.3 million at December 31, 2010, which primarily reflected the following uses of cash:

  •
  $975.0 million repayment of the Term Loan A Facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $1,292.4 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the PharmaSwiss, Sanitas, Zovirax® and Elidel®/Xerese® acquisitions;

  •
  $499.6 million related to the purchase of common shares from ValueAct, $549.9 million paid to repurchase a portion of the 5.375% Convertible Notes, which included the payment of accreted interest of $8.3 million (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program"), $74.5 million related to the repurchase of our common shares and $66.9 million paid to settle written call options;

  •
  $57.1 million of employee withholding taxes paid in connection with the exercise of share-based awards;

  •
  purchases of property, plant and equipment of $43.5 million; and

  •
  payments of $28.5 million related to the acquisition of Sanitas's noncontrolling interest in the third quarter of 2011.

        Those factors were partially offset by the following sources of cash:

  •
  $2,139.7 million of net proceeds on the issuance of senior notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $590.0 million and $200.0 million of borrowings under the Bridge Facility and under the Revolving Credit Facility, respectively;

  •
  $486.7 million in operating cash flows;

  •
  a net gain of $21.3 million on the disposal of the Cephalon common stock, representing the excess of the $81.3 million in net proceeds received over the $60.0 million paid to acquire the shares; and

  •
  $67.8 million in proceeds from stock option exercises, including tax benefits.

Long-Lived Assets

        Long-lived assets increased $911.6 million, or 9%, to $10,567.5 million as of September 30, 2011, compared with $9,655.9 million at December 31, 2010, primarily due to:

  •
  the inclusion of the identifiable intangible assets and goodwill of Sanitas, which amounted to $451.9 million in the aggregate;

  •
  $439.9 million assigned to the acquired Elidel® and Xerese® identifiable intangible assets;

  •
  the inclusion of the identifiable intangible assets and goodwill of PharmaSwiss, which amounted to $370.9 million in the aggregate;

  •
  the $300.0 million paid to acquire the U.S. and Canadian rights to Zovirax®; and

  •
  purchases of property, plant and equipment of $43.5 million.

        Those factors were partially offset by:

  •
  the depreciation of plant and equipment and amortization of intangible assets of $404.2 million in the aggregate; and

  •
  the $30.7 million carrying amount of the Cloderm® intangible assets expensed in connection with the out-license of the product rights.

Long-term Debt

        Long-term debt (including the current portion) increased $1,631.6 million, or 45%, to $5,226.9 million as of September 30, 2011, compared with $3,595.3 million at December 31, 2010, primarily due to:

  •
  the issuance of $2,150.0 million principal amount of senior notes in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  the $590.0 million borrowed under Bridge Facility in the third quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  the $200.0 million borrowed under the Revolving Credit Facility.

        Those factors were partially offset by:

  •
  the $975.0 million repayment of the Term Loan A Facility;

  •
  the share settlement of the $221.4 million carrying amount of the liability component of the 4.0% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  the repurchase of $158.1 million carrying amount of the liability component of the 5.375% Convertible Notes, exclusive of related deferred financing costs (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program").

Shareholders' Equity

        Shareholders' equity declined $897.0 million, or 18%, to $4,014.1 million as of September 30, 2011, compared with $4,911.1 million at December 31, 2010, primarily due to:

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

  •
  a charge for the excess of $368.5 million of the purchase price of the 5.375% Convertible Notes over the estimated fair value of the liability component (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program");

  •
  a negative foreign currency translation adjustment of $287.6 million to other comprehensive income, mainly due to the impact of a strengthening of the U.S. dollar relative to a number of other currencies, including the Polish zloty, Mexican peso, euro, Brazilian real and Canadian dollar, which decreased the reported value of our net assets denominated in those currencies; and

  •
  a decrease of $74.5 million related to the repurchase of our common shares in the third quarter of 2011.

        Those factors were partially offset by:

  •
  the $892.0 million fair value of the common shares issued upon settlement of the 4.0% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  net income of $103.7 million, including $73.0 million of share-based compensation recorded in additional paid-in capital.

Cash Flows

  The following table displays cash flow information for the third quarters and first nine months of 2011 and 2010:

	Three Months Ended September 30				Nine Months Ended September 30
	2011	2010	Change		2011	2010	Change
($ in 000s)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	173,707	110,924	62,783	57	486,693	264,590	222,103	84
Net cash (used in) provided by investing activities	(442,622)	315,367	(757,989)	NM	(1,330,456)	262,135	(1,592,591)	NM
Net cash provided by (used in) financing activities	299,025	(10,590)	309,615	NM	711,623	(48,794)	760,417	NM
Effect of exchange rate changes on cash and cash equivalents	(14,496)	387	(14,883)	NM	(7,570)	260	(7,830)	NM

Net increase (decrease) in cash and cash equivalents	15,614	416,088	(400,474)	NM	(139,710)	478,191	(617,901)	NM
Cash and cash equivalents, beginning of period	238,945	176,566	62,379	35	394,269	114,463	279,806	244

Cash and cash equivalents, end of period	254,559	592,654	(338,095)	(57)	254,559	592,654	(338,095)	(57)

NM — Not meaningful

Operating Activities

        Net cash provided by operating activities increased $62.8 million, or 57%, to $173.7 million in the third quarter of 2011, compared with $110.9 million in the third quarter of 2010, primarily due to:

  •
  the inclusion of cash flows from the operations of Valeant, PharmaSwiss, Elidel®/Xerese® and Sanitas in the third quarter of 2011; and

  •
  the increased contribution from Xenazine® and Zovirax® product sales of $6.5 million and $33.0 million, respectively, in the third quarter of 2011.

        Those factors were partially offset by:

  •
  a decrease of $61.1 million related to changes in accounts receivable reflecting higher sales in the third quarter of 2011 and timing of receipts in the normal course of business; and

  •
  an increase in payments of $6.1 million related to the Merger-related restructuring charges.

        Net cash provided by operating activities increased $222.1 million, or 84%, to $486.7 million in the first nine months of 2011, compared with $264.6 million in the first nine months of 2010, primarily due to:

  •
  the inclusion of cash flows from the operations of Valeant, PharmaSwiss, Elidel®/Xerese® and Sanitas in the first nine months of 2011;

  •
  the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt™;

  •
  the receipt of the $36.0 million upfront payment related to the sale of Cloderm®; and

  •
  the increased contribution from Xenazine® and Zovirax® product sales of $26.0 million and $52.6 million, respectively, in the first nine months of 2011.

        Those factors were partially offset by:

  •
  a decrease of $115.2 million related to changes in accounts receivable reflecting higher sales in the third quarter of 2011 and timing of receipts in the normal course of business;

  •
  an increase in payments of $46.6 million related to the Merger-related restructuring charges in the first nine months of 2011; and

  •
  an increase in legal settlement payments of $10.4 million in the first nine months of 2011 primarily related to Biovail legacy litigation matters.

Investing Activities

        Net cash used in investing activities was $442.6 million in the third quarter of 2011, compared with net cash provided by investing activities of $315.4 million in the third quarter of 2010, reflecting an increase of $758.0 million, primarily due to:

  •
  an increase of $420.3 million related to the purchases of businesses and intangible assets in the aggregate, primarily due to acquisition of Sanitas in the third quarter of 2011; and

  •
  the non-recurrence of net cash acquired in the acquisition of Valeant in the prior year of $309.0 million.

        Net cash used in investing activities increased $1,592.6 million to $1,330.5 million in the first nine months of 2011, compared with net cash provided by investing activities of $262.1 million in the first nine months of 2010, primarily due to:

  •
  payments of $1,292.4 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets, mainly in respect of the PharmaSwiss, Sanitas, Zovirax® and Elidel®/Xerese® acquisitions in the first nine months of 2011;

  •
  the non-recurrence of net cash acquired in the acquisition of Valeant in the prior year of $309.0 million; and

  •
  an increase of $36.0 million in purchases of property, plant and equipment.

        Those factors were partially offset by:

  •
  a net gain of $21.3 million on the disposal of the Cephalon common stock, representing the excess of the $81.3 million in net proceeds received over the $60.0 million paid to acquire the shares; and

  •
  a decrease of $61.2 million primarily related to the acquisition of certain specialty CNS drug development programs in the first nine months of 2010 that did not similarly occur in the first nine months of 2011.

Financing Activities

        Net cash provided by financing activities increased $309.6 million to $299.0 million in the third quarter of 2011, compared with net cash used in financing activities of $10.6 million in the third quarter of 2010, primarily due to:

  •
  an increase of $590.0 million in borrowings under the Bridge Facility in the third quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  an increase of $100.0 million in borrowings under the Revolving Credit Facility.

        Those factors were partially offset by:

  •
  a decrease of $202.6 million related to the repurchase of a portion of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the third quarter of 2011;

  •
  a decrease of $74.5 million related to the repurchase of our common shares in the third quarter of 2011;

  •
  $66.9 million paid to settle the written call options in the third quarter 2011; and

  •
  payments of $28.5 million related to the acquisition of Sanitas's noncontrolling interest in the third quarter of 2011.

        Net cash provided by financing activities was $711.6 million in the first nine months of 2011, compared with net cash used in financing activities of $48.8 million in the first nine months of 2010, reflecting an increase of $760.4 million, primarily due to:

  •
  an increase related to net proceeds of $2,139.7 million from the issuance of senior notes in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  an increase of $590.0 million in borrowings under the Bridge Facility in the third quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  an increase related to borrowings under the Revolving Credit Facility of $200.0 million; and

  •
  an increase of $60.6 million in proceeds from stock option exercises, including tax benefits.

        Those factors were partially offset by:

  •
  a decrease of $975.0 million related to the repayment of the Term Loan A Facility in the first quarter of 2011;

  •
  a decrease of $541.6 million related to the repurchase of a portion of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the first nine months of 2011;

  •
  a decrease of $499.6 million related to the purchase of common shares from ValueAct in the first nine months of 2011;

  •
  a decrease of $74.5 million related to the repurchase of our common shares in the third quarter of 2011;

  •
  $66.9 million paid to settle the written call options in the third quarter 2011;

  •
  a decrease of $57.2 million related to employee withholding taxes paid on the exercise of employee share-based awards; and

  •
  payments of $28.5 million related to the acquisition of Sanitas's noncontrolling interest in the third quarter of 2011.

Financial Assets (Liabilities)

        The following table displays our net financial liability position as of September 30, 2011 and December 31, 2010:

		As of September 30 2011	As of December 31 2010
				Change
	Maturity Date
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		254,559	394,269	(139,710)	(35)
Marketable securities		2,967	8,166	(5,199)	(64)

Total financial assets		257,526	402,435	(144,909)	(36)

Financial liabilities:
Senior Secured Term Loan Facility	December 2011	(590,000)	—	(590,000)	NM
Revolving Credit Facilty	December 2012	(200,000)	—	(200,000)	NM
Term Loan A Facility		—	(975,000)	975,000	(100)
Revolving Credit Lines	May 2012	(4,943)	—	(4,943)
Term Loan Facility	May 2014	(45,312)	—	(45,312)	NM
Senior Notes:
6.50%	July 2016	(950,000)	—	(950,000)	NM
6.75%	October 2017	(497,860)	(497,589)	(271)	—
6.875%	December 2018	(993,210)	(992,498)	(712)	—
7.00%	October 2020	(696,066)	(695,735)	(331)	—
6.75%	August 2021	(650,000)	—	(650,000)	NM
7.25%	July 2022	(540,200)	—	(540,200)	NM
Convertible Notes:
4.00%	November 2013	—	(220,792)	220,792	(100)
5.375%	August 2014	(41,798)	(196,763)	154,965	(79)
Other		(17,522)	(16,900)	(622)	4

Total financial liabilities		(5,226,911)	(3,595,277)	(1,631,634)	45

Net financial liabilities		(4,969,385)	(3,192,842)	(1,776,543)	56

NM — Not meaningful

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

        The senior notes issued by Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $3,388.4 million and total liabilities of $1,325.5 million as of September 30, 2011, and net revenues of $448.4 million and earnings from operations of $2.1 million for the nine-month period ended September 30, 2011.

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

        With respect to Valeant's call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes, these agreements consisted of purchased call options on 15,813,338 common shares, which matured on May 20, 2011, and written call options on the identical number of shares, which matured on August 18, 2011. Following the Merger Date, these call options were to be settled in common shares of the Company. In June 2011, we received 11,479,365 common shares of the Company on the net-share settlement of the purchased call options, which common shares were subsequently cancelled. In September 2011, Valeant amended the written call option agreements, so that Valeant could elect to settle all or some of the written call options in cash. In the three-month period ended September 2011, Valeant paid $66.9 million in cash and issued 7,518,595 of its common shares on a net-share basis to settle the written call options. Subsequent to September 30, 2011, 961,461 common shares were issued on a net-share basis to complete the settlement of the written call options.

        On August 10, 2011, Valeant entered into the Amended and Restated Credit and Guaranty Agreement ("the "Credit Agreement") with the Company and certain of its subsidiaries as guarantors. The Credit Agreement amends and restates the terms of a credit agreement entered into on June 29, 2011, which provided for one-and-one-half-year non-amortizing $200.0 million Revolving Credit Facility. The Revolving Credit Facility remains in effect under the Credit Agreement, which additionally provides for a three-month non-amortizing $650.0 million Bridge Facility. The Credit Agreement contains an uncommitted incremental term loan facility, pursuant to which one or more existing lenders or other lenders, at their sole discretion and subject to certain condition, may provide up to an additional $500.0 million in term loans under the Bridge Facility upon Valeant's request. The Bridge Facility and the Revolving Credit Facility mature on December 15, 2011 and December 29, 2012, respectively. As of September 30, 2011, $200.0 million in aggregate principal amount in revolving loans was outstanding under the Revolving Credit Facility and $590.0 million in aggregate amount in term loans was outstanding under the Bridge Facility and were in compliance with all covenants associated with the Credit Facilities.

        In connection with the acquisition of Sanitas, the Company assumed Sanitas's outstanding long-term debt, including current portion, of approximately $67.1 million at the Sanitas Acquisition Date. Sanitas currently has a Facility Agreement (the "Agreement") and Revolving Credit Line Agreement (together, the "Sanitas Credit Facilities") with two financial institutions. The Agreement provides for a 310.0 million Polish zloty (approximately $93.8 million as of September 30, 2011) term loan facility, maturing in May 2014 (the "Term Loan Facility"). The term loans, including interest are payable in equal installments of €3.1 million at the end of each February, May, August and November. As of September 30, 2011, $45.3 million, in the aggregate, of term loans was outstanding under the Term Loan Facility. The Revolving Credit Line Agreement provides 20.0 million Polish zloty (approximately $6.0 million as of September 30, 2011), maturing in May 2012 (the "Revolving Credit Lines"). As of September 30, 2011, $4.9 million, in the aggregate, was outstanding under the Revolving Credit Lines. As of September 30 2011, Sanitas was in compliance with all covenants associated with the Sanitas Credit Facilities.

        On October 20, 2011, we and certain of our subsidiaries as guarantors entered into the New Credit Agreement with a syndicate of financial institutions. The New Credit Agreement amended and restated the terms of the Credit Agreement entered into on August 10, 2011. The New Credit Agreement provides for a $275 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the "New Revolving Credit Facility"), and a $1.725 billion senior secured term loan A facility (the "New Term Loan A Facility"), which includes a $500 million delayed draw term loan facility (the "Delayed Draw Facility" and, together with the New Revolving Credit Facility and the New Term Loan A Facility, the "Senior Secured Credit Facilities"). The New Revolving Credit Facility matures on April 20, 2016 and does not amortize. The New Term Loan A Facility matures on April 20, 2016 and amortizes quarterly commencing March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the New Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20% annually commencing March 31, 2014, payable in quarterly installments.

        Our primary sources of liquidity are our cash flows from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations, funds available under the Senior Secured Credit Facilities, supplemented with additional debt issuances as needed, will be sufficient to meet our liquidity needs, based on our current expectations. We have no material commitments for expenditures related to property, plant and equipment. Part of our business strategy is to expand through strategic acquisitions, which requires us to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. We have raised $2.0 billion under the Senior Secured Credit Facilities in order to repay the Bridge Facility and Revolving Credit Facility, and to finance the acquisitions of Dermik, Ortho Dermatologics and Afexa.

Securities Repurchase Program

        On November 4, 2010, we announced that the board of directors had approved a securities repurchase program, pursuant to which we may make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law. On August 29, 2011, we announced that the board of directors had approved an increase of $300.0 million under our securities repurchase program (the "Securities Repurchase Program"). As a result, under the Securities Repurchase Program, we may now repurchase up to $1.8 billion of our convertible notes, senior notes, common shares and/or other notes or shares that may be issued prior to the completion of the program.

        On November 4, 2010, our board of directors also approved a sub-limit of up to 16.0 million common shares, representing approximately 10% of the Company's public float (as estimated at the commencement of our securities repurchase program), to be purchased for cancellation under a normal course issuer bid through the facilities of the New York Stock Exchange ("NYSE") and Toronto Stock Exchange ("TSX"), subject to obtaining the appropriate approvals. Initially, purchases under our Securities Repurchase Program of up to 15.0 million common shares could be made through the facilities of the NYSE, in accordance with applicable rules and guidelines, representing approximately 5% of our issued and outstanding common shares as of November 4, 2010. In August 2011, we filed, and the TSX approved, a Notice of Intention to make a normal course issuer bid to repurchase up to the remaining 1,000,000 common shares through the facilities of the TSX. Shareholders of the Company may obtain a copy of the Company's Notice of Intention with respect to its normal course issuer bid, at no charge, by contacting the Company.

        The Securities Repurchase Program will terminate on November 7, 2011 or at such time as we complete our purchases. The amount of securities to be purchased and the timing of purchases under the Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements. The securities to be repurchased will be funded using our cash resources. The program does not require us to repurchase a minimum number of securities, and the program may be modified, suspended or terminated at any time without prior notice.

        In the first nine months of 2011, we repurchased $177.2 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $549.9 million. The carrying amount of the 5.375% Convertible Notes purchased was $153.2 million (net of $4.9 million of related unamortized deferred financing costs). The difference of $396.7 million between the net carrying amount and the purchase price was recognized as a loss on extinguishment of debt ($28.2 million) and a charge to shareholders' equity ($368.5 million). The portion of the purchase price attributable to accreted interest on the debt discount amounted to $8.3 million in the first nine months of 2011, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities. The remaining portion of the payment of $541.6 million is presented in the consolidated statement of cash flows as an outflow from financing activities, which includes a payment to the note holders of a $5.4 million premium above the carrying value. Subsequent to September 30, 2011, we repurchased an additional $24.5 million principal amount of the 5.375% Convertible Notes for cash consideration of $63.6 million.

        In March 2011, we repurchased 7,366,419 of our common shares from ValueAct for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of September 30, 2011, we had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the March 2011 repurchase. In May 2011, a subsidiary of the Company purchased 4,498,180 of our common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, the Company purchased these common shares from its subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

        During the three-month period ended September 30, 2011, we repurchased 1,800,000 of our common shares for an aggregate purchase price of $74.5 million. These common shares were subsequently cancelled.

        Since the commencement of the Securities Repurchase Program, we have repurchased a total of $328.0 million principal amount of the 5.375% Convertible Notes for consideration of $872.7 million and 15,969,599 of our common shares for consideration of $634.2 million.

        On November 3, 2011, we announced that our board of directors has approved a new securities repurchase program (the "New Securities Repurchase Program"). Under the New Securities Repurchase Program, which commences November 8, 2011, we may make purchases of up to $1.5 billion of our convertible notes, senior notes, common shares and/or other future debt or shares. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as we complete our purchases. The amount of securities to be purchased and the timing of purchases under the New Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements. The securities to be repurchased will be funded using our cash resources.

        The board of directors also approved a sub-limit under the New Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of our public float or 5% of our issued and outstanding common shares, in each case calculated as of the date of the commencement of the New Securities Repurchase Program. We intend to initially make purchases of up to 15,395,686 common shares on the open market through the facilities of the NYSE, representing approximately 5% of our issued and outstanding common shares. Subject to completion of appropriate filings with and approval by the TSX, we may also make purchases of our common shares over the facilities of the TSX. Such purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX. All common shares purchased under the New Securities Repurchase Program will be cancelled.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

        The following table summarizes contractual obligations related to long-term debt and acquisition-related contingent consideration obligations as of September 30, 2011:

	Payments Due by Period
	Total	2011	2012 and 2013	2014 and 2015	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt, including interest obligations(a)	7,775,262	107,321	693,119	705,212	6,269,610
Acquisition-related contingent consideration(b)	247,076	26,038	131,038	80,000	10,000

(a)
Expected interest payments assume repayment of the principal amount of the related debt obligations at maturity.

(b)
Primarily reflects the minimum guaranteed obligations related to the license agreement for Elidel® and Xerese® (as described above under "Business Development"). These amounts do not include contingent obligations related to future milestone or royalty payments. Such contingent obligations are recorded at fair value in the unaudited consolidated financial statements.

        There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading "Off-Balance Sheet Arrangements and Contractual Obligations" in the annual MD&A contained in the 2010 Form 10-K.

        Subsequent to the third quarter of 2011, there was a significant change in our contractual obligations related to long-term debt and related interest as a result of refinancing of the Credit Facilities on October 20, 2011 (as described above under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"). In addition, we expect to close certain acquisitions prior to year-end. Refer to note 20 to the unaudited consolidated financial statements titled "SUBSEQUENT EVENTS AND PENDING ACQUISITIONS" for further details.

OUTSTANDING SHARE DATA

        Our common shares are listed on the TSX and the NYSE under the ticker symbol "VRX".

        As of November 1, 2011, we had 307,913,730 issued and outstanding common shares and 1,252,494 common shares issuable in connection with the Merger. In addition, we had 10,619,034 stock options and 2,215,654 time-based RSUs that each represent the right of a holder to receive one of the Company's common shares, and 1,882,029 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 3,754,095 common shares could be issued upon vesting of the performance-based RSUs outstanding.

        Assuming full share settlement, 1,530,347 common shares are issuable upon the conversion of the 5.375% Convertible Notes (based on a current conversion rate of 69.6943 common shares per $1,000 principal amount of notes, subject to adjustment).

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

Recently Issued Accounting Standards, Not Adopted as of September 30, 2011

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

  •
  Guidance intended to simplify goodwill impairment testing, by allowing an entity the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

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

  •
  factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to the Merger), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

  •
  the challenges and difficulties associated with managing a larger, more complex, combined business;

  •
  the challenges and difficulties associated with managing the rapid growth of our Company and business;

  •
  our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of our significant operating subsidiary in Barbados, as well as the low tax rate for the profits of our PharmaSwiss. subsidiary based in Switzerland;

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

  •
  the risks associated with the international scope of our operations, including our presence in emerging markets;

  •
  the impacts of the Patient Protection and Affordable Care Act in the U.S. and other legislative and regulatory reforms in the countries in which we operate;

  •
  the uncertainties associated with the acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

  •
  the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, the Canadian Therapeutic Products Directorate and European and Australian regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

  •
  our ability to obtain components, raw materials or finished products supplied by third parties;

  •
  the outcome of legal proceedings, investigations and regulatory proceedings;

  •
  economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

  •
  the disruption of delivery of our products and the routine flow of manufactured goods; and

  •
  other risks detailed from time to time in our filings with the SEC and the Canadian Securities Administrators (the "CSA"), as well as our ability to anticipate and manage the risks associated with the foregoing.

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. "Risk Factors" of the 2010 Form 10-K, as supplemented by Item 1A. of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and in our other filings with the SEC and the CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes to our exposures to market risks as disclosed under the heading "Quantitative and Qualitative Disclosures About Market Risks" in the annual MD&A contained in the 2010 Form 10-K, as supplemented by the disclosures set out in Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Interest Rate Risk

        As of September 30, 2011, we had $4,396.5 million principal amount of fixed rate debt that requires U.S. dollar repayment. The estimated fair value of our fixed rate debt as of September 30, 2011 was $4,063.4 million. If interest rates were to increase or decrease by 100 basis-points the fair value of our long-term debt would increase or decrease by approximately $217.1 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points change in interest rates would have an annualized pre-tax effect of approximately $2.0 million, $5.9 million and $0.5 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings on our Revolving Credit Facility, Bridge Facility and Term Loan Facility, respectively. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        For information concerning legal proceedings, reference is made to note 18 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors disclosed in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as supplemented by the risk factors disclosed in Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On November 4, 2010, the Company announced that the board of directors approved a securities repurchase program, pursuant to which the Company may make purchases of its common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law.

        On August 29, 2011, the Company announced that its board of directors had approved an increase of $300.0 million under its securities repurchase program (the "Securities Repurchase Program"). Under the Securities Repurchase Program, the Company may now repurchase up to $1.8 billion of its convertible notes, senior notes, common shares and/or other notes or shares that may be issued prior to the completion of the program. The Securities Repurchase Program will terminate on November 7, 2011 or at such time as the Company completes its purchases.

        Set forth below is information regarding securities repurchased under the Securities Repurchase Program, as well as common shares and other equity securities of the Company purchased other than pursuant to the securities repurchase program, in the three-month period ended September 30, 2011:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publically Announced Plan		Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plan(3)
July 2011	—		$—	—		$337,032,220
July 2011	11,403	(1)	$3,672.91	11,403	(1)	$295,150,006
August 2011	55,907	(1)	$2,882.96	55,907	(1)	$133,972,361
August 2011	475,100	(2)	$38.00	475,100	(2)	$115,919,559
August 2011	324,900	(2)	$39.52	324,900	(2)	$103,077,919
September 2011	1,000	(1)	$2,863.20	1,000	(1)	$400,214,719
September 2011	115,600	(2)	$44.34	115,600	(2)	$395,089,235
September 2011	115,600	(2)	$45.18	115,600	(2)	$389,866,773
September 2011	18,800	(2)	$44.42	18,800	(2)	$389,031,589
September 2011	750,000	(2)	$43.31	750,000	(2)	$356,552,288

(1)
$1,000 principal amount of 5.375% senior convertible notes due 2014.

(2)
Common shares.

(3)
Effective August 29, 2011, the aggregate maximum value of the shares that may yet be purchased under the Securities Repurchase Program increased by $300.0 million.

Item 3.   Defaults Upon Senior Securities

        None.

Item 4. (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

2.1**	Asset Purchase Agreement dated July 8, 2011 among Valeant Pharmaceuticals International, Inc., Valeant International (Barbados) SRL and Sanofi, originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011†
2.2**
Asset Purchase Agreement dated July 15, 2011 among Valeant Pharmaceuticals International, Inc. (as guarantor only), Valeant International (Barbados) SRL, Valeant Pharmaceuticals North America LLC and Janssen Pharmaceuticals, Inc., originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011†
10.1
Separation Agreement between Valeant Pharmaceuticals International, Inc. and Mark Durham, dated July 7, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.
10.2
Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of August 10, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.
10.3
Amendment No. 1 to Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of August 10, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.
10.4
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of August 12, 2011, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.
10.5
Second Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc. dated as of October 20, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.6
Amendment No. 3 to Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of October 20, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.7
First Supplemental Indenture, dated as of October 20, 2011, by and among the Company, Biovail International S.à r.l., PharmaSwiss and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among the Company, Valeant Pharmaceuticals International, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Valeant's 6.50% Senior Notes due 2016 and 7.25% Senior Notes due 2022, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.8
First Supplemental Indenture, dated as of October 20, 2011, by and among the Company, Biovail International S.à r.l., PharmaSwiss SA and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among the Company, Valeant Pharmaceuticals International, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Valeant's 6.75% Senior Notes due 2021, originally filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.

10.9	Second Supplemental Indenture, dated as of October 20, 2011, by and among the Company, Biovail International S.à.r.l., PharmaSwiss and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among the Company, Valeant Pharmaceuticals International, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Valeant's 6.875% Senior Notes due 2018, originally filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.10
Third Supplemental Indenture, dated as of October 20, 2011, by and among the Company, Biovail International S.à r.l., PharmaSwiss and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among the Company, Valeant Pharmaceuticals International, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Valeant's 6.75% Senior Notes due 2017 and 7.00% Senior Notes due 2020, originally filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document††
101.SCH	XBRL Taxonomy Extension Schema††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase††
101.LAB	XBRL Taxonomy Extension Label Linkbase††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase††
101.DEF	XBRL Taxonomy Extension Definition Linkbase††

*
Filed herewith.

**
Portions of this exhibit have been omitted pursuant to an order granting confidential treatment. Such information has been omitted and filed separately with the SEC.

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

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: November 4, 2011	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	/s/ PHILIP W. LOBERG Philip W. Loberg Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

 INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1**	Asset Purchase Agreement dated July 8, 2011 among Valeant Pharmaceuticals International, Inc., Valeant International (Barbados) SRL and Sanofi, originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011†
2.2**
Asset Purchase Agreement dated July 15, 2011 among Valeant Pharmaceuticals International, Inc. (as guarantor only), Valeant International (Barbados) SRL, Valeant Pharmaceuticals North America LLC and Janssen Pharmaceuticals, Inc., originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011†
10.1
Separation Agreement between Valeant Pharmaceuticals International, Inc. and Mark Durham, dated July 7, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.
10.2
Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of August 10, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.
10.3
Amendment No. 1 to Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of August 10, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.
10.4
Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of August 12, 2011, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.
10.5
Second Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc. dated as of October 20, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.6
Amendment No. 3 to Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of October 20, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.7
First Supplemental Indenture, dated as of October 20, 2011, by and among the Company, Biovail International S.à r.l., PharmaSwiss and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among the Company, Valeant Pharmaceuticals International, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Valeant's 6.50% Senior Notes due 2016 and 7.25% Senior Notes due 2022, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.8
First Supplemental Indenture, dated as of October 20, 2011, by and among the Company, Biovail International S.à r.l., PharmaSwiss SA and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among the Company, Valeant Pharmaceuticals International, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the Valeant's 6.75% Senior Notes due 2021, originally filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.

Exhibit No.	Exhibit Description
10.9	Second Supplemental Indenture, dated as of October 20, 2011, by and among the Company, Biovail International S.à.r.l., PharmaSwiss and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among the Company, Valeant Pharmaceuticals International, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Valeant's 6.875% Senior Notes due 2018, originally filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.10
Third Supplemental Indenture, dated as of October 20, 2011, by and among the Company, Biovail International S.à r.l., PharmaSwiss and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among the Company, Valeant Pharmaceuticals International, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Valeant's 6.75% Senior Notes due 2017 and 7.00% Senior Notes due 2020, originally filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document††
101.SCH	XBRL Taxonomy Extension Schema††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase††
101.LAB	XBRL Taxonomy Extension Label Linkbase††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase††
101.DEF	XBRL Taxonomy Extension Definition Linkbase††

*
Filed herewith.

**
Portions of this exhibit have been omitted pursuant to an order granting confidential treatment. Such information has been omitted and filed separately with the SEC.

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