Form 10-K
period 2011-12-31
Valeant Pharmaceuticals International, Inc.
filed 2012-02-29
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $11,216,292,000 based on the last reported sale price on the New York Stock Exchange on June 30, 2011.

The number of outstanding shares of the registrant's common stock, as of February 23, 2012 was 306,583,018.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference from the registrant's proxy statement for the 2012 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2011.

GENERAL INFORMATION

i

Basis of Presentation

General

        On September 28, 2010, Biovail Corporation ("Biovail") completed the acquisition of Valeant Pharmaceuticals International ("Valeant") through a wholly-owned subsidiary, pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the "Merger"). In connection with the Merger, Biovail was renamed "Valeant Pharmaceuticals International, Inc." Biovail is both the legal and accounting acquirer in the Merger. Accordingly, the pre-acquisition consolidated financial statements of Biovail are the historical financial statements of the Company going forward such that the accompanying financial statements reflect Biovail's stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant's business have been included in the financial statements only for periods subsequent to the completion of the Merger.

        Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the "Company", "we", "us", "our" or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-K, references to "$" and "US$" are to United States dollars, references to "C$" are to Canadian dollars, references to "€" are to Euros and references to "AUD$" are to Australian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2011.

Trademarks

        The following words are trademarks of our Company and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the "U.S.") or certain other jurisdictions: ACANYA®, AFEXA® APLENZIN®, ATRALIN®, BEDOYECTA®, BENZACLIN®, BIAFINE®, BIOVAIL®, BIOVAIL CORPORATION INTERNATIONAL®, CARDIZEM®, CERAVE®, CESAMET®, COLD-FX®, COLDSORE-FX®, DELATESTRYL®, DERMAVEEN®, DERMIK®, DIASTAT®, DIASTAT® ACUDIAL, DICLO DUO®, DIFFLAM®, DR. LEWINN'S®, DUROMINE®, DURO-TUSS®, EFUDEX®, ERTACZO®, GLUMETZA®, INVISIBLE ZINC®, KINERASE®, LABORATOIRE DR RENAUD®, LACRISERT®, LODALIS™, MACUGEN®, MELLERIL®, MEPHYTON®, MESTINON®, METERMINE®, MIGRANAL®, M.V.I.®, NEPHROCAPS®, NIFLAMOL®, NITOMAN®, NYAL®, OCEAN®, ORTHO DERMATOLOGICS®, PERMAX®, POTIGA™, PROCEF®, RENOVA®, RETIN-A MICRO®, RIKODEINE®, SCULPTRA®, SUPERACE®, SYNCUMAR™, SYPRINE®, TANDENE®, TIAZAC®, TITRADOSE®, TROBALT™, VALEANT®, VALEANT V & DESIGN®, VALEANT PHARMACEUTICALS & DESIGN®, VASERETIC®, VASOTEC®, VIROPTIC®, VITALSCIENCE®, XENAZINE®, and XENAZINA®.

        WELLBUTRIN®, WELLBUTRIN® SR, WELLBUTRIN® XL, WELLBUTRIN® XR, ZOVIRAX® and ZYBAN® are trademarks of The GlaxoSmithKline Group of Companies and are used by us under license. ULTRAM® is a trademark of Ortho-McNeil, Inc. (now known as PriCara, a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc.) and is used by us under license. ACZONE is a trademark that is the subject of a trademark application by Allergan Sales, LLC and is used by us under license. MVE® is a registered trademark of Healthpoint, Ltd. and is used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. OPANA® ER and OPANA® are registered trademarks of Endo Pharmaceuticals Inc. and are used by us under license.

        In addition, we have filed trademark applications for many of our other trademarks in the U.S., Canada, Barbados and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.

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

        These forward-looking statements relate to, among other things: the expected benefits of our acquisitions (including the Merger) and other transactions, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.

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

  •
  the challenges and difficulties associated with managing the rapid growth of our Company and a large, complex business;

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

  •
  the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, the Canadian Therapeutic Products Directorate and European, Brazilian and Australian regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

  •
  adverse global economic conditions and credit market uncertainty in European and other countries in which we do business;

  •
  economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

  •
  our ability to retain, motivate and recruit executives and other key employees;

  •
  the outcome of legal proceedings, investigations and regulatory proceedings;

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

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. "Risk Factors", and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes.

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

Introduction

        We are a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Our specialty pharmaceutical and over-the-counter ("OTC") products are marketed under brand names and are sold in the United States ("U.S."), Canada, Australia and New Zealand, where we focus most of our efforts on products in the dermatology and neurology therapeutic classes. We also have branded generic, branded, and OTC operations in Europe, Latin America, South East Asia and South Africa.

Business Strategy

        Since the Merger, our strategy has been to focus the business on core geographies and therapeutic classes, manage pipeline assets either internally or through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, share buybacks and debt repurchases. We believe this strategy will allow us to improve both the growth rates and profitability of the Company and to enhance shareholder value, while exploiting the benefits of the Merger.

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

Focused Diversification across Geographies, Therapeutic Areas and Products with Limited Patent Exposure

        We are diverse not only in our sources of revenue from our broad drug portfolio, but also among the therapeutic classes and geographic segments we serve. We focus on those businesses that we view to have the potential for strong operating margins and solid growth, while providing natural balance across geographies.

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

  •
  marked by a significant self-pay component, so that they are not as dependent on increasing reimbursement pressures; and

  •
  often topical treatments and, therefore, subject to less generic competition. Topical treatments generally require full clinical trials and not just bioequivalence tests before generics can enter the market.

Acquisitions and Divestitures

        We have completed several transactions to expand our product portfolio including, among others, the following acquisitions of businesses and product rights in 2011: iNova, Dermik, Ortho Dermatologics, Afexa Life Sciences Inc. ("Afexa"), AB Sanitas ("Sanitas"), Elidel®/Xerese®, PharmaSwiss S.A. ("PharmaSwiss"), and Zovirax®. In addition, we acquired Eyetech Inc. and Probiotica Laboratorios Ltda. ("Probiotica") in February 2012.

        In connection with the acquisition of Dermik, we were required by the Federal Trade Commission ("FTC") to divest 1% clindamycin and 5% benzoyl peroxide gel, a generic version of BenzaClin®, and 5% fluorouracil cream, an authorized generic of Efudex®. We completed the divestiture of these products in February 2012.

        For more information regarding our acquisitions and divestitures, see note 3, note 4 and note 27 of notes to consolidated financial statements in Item 15 of this Form 10-K.

Segment Information

        Since the Merger, we have operated in five business segments comprising (i) U.S. Neurology and Other, (ii) U.S. Dermatology, (iii) Canada and Australia, (iv) Branded Generics — Europe and (v) Branded Generics — Latin America. Within our U.S. Dermatology and U.S. Neurology and Other segments we generate alliance revenue from the licensing of products we developed or acquired. Additionally, within our U.S. Dermatology segment and Branded Generic — Europe segment we generate service revenue from contract services in the areas of dermatology and topical medication. We have realigned segment financial data for the year ended December 31, 2009 to reflect changes in our organizational structure that occurred in 2010. Comparative segment information for 2011, 2010 and 2009 is presented in note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K.

        Our current product portfolio comprises approximately 900 products, with approximately 4,100 stock keeping units ("SKUs"). In 2011, 2010 and 2009, global Wellbutrin XL® represented 9%, 21% and 22%, respectively, and Zovirax® represented 8%, 14% and 19%, respectively, of our consolidated revenues. We anticipate a continuing decline in Wellbutrin XL® product sales due to generic erosion, although we have implemented initiatives to support the brand. We anticipate that Wellbutrin XL® product sales will continue to represent a declining percentage of our consolidated revenues primarily due to anticipated growth in other parts of our business and recent acquisitions. We anticipate that Zovirax® may also continue to decline as a percentage of consolidated revenues in the future as a result of revenue growth from acquisitions.

U.S. Neurology and Other

        The U.S. Neurology and Other segment generates product revenues from pharmaceutical products. These pharmaceutical products are marketed and sold primarily through wholesalers.

Neurology and Other Products — our principal Neurology and Other products are:

  •
  Wellbutrin XL®, an extended-release formulation of bupropion indicated for the treatment of major depressive disorder in adults, was launched in the U.S. in September 2003 by an affiliate of GlaxoSmithKline LLC (the entities within The Glaxo Group of Companies are referred to throughout as

    "GSK"). Pursuant to a manufacturing-and-supply agreement then in effect with GSK, Biovail received a tiered supply price based on GSK's net sales of Wellbutrin XL®. In May 2009, Biovail acquired the full U.S. commercialization rights to Wellbutrin XL® from GSK.

  •
  Xenazine® is indicated for the treatment of chorea associated with Huntington's disease. In the U.S., Xenazine® is distributed for us by Lundbeck Inc. under an exclusive marketing, distribution and supply agreement for an initial term of 15 years.

        U.S. Neurology and Other Alliance Revenue — We generate alliance revenue from the licensing of various products we developed or acquired.

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

  •
  Xerese® (acyclovir and hydrocortisone cream) is indicated for the early treatment of recurrent herpes labialis (cold sores) to reduce the likelihood of ulcerative cold sores and to shorten the lesion healing time in adults and adolescents (12 years of age and older). Xerese® contains acyclovir, a synthetic nucleoside analogue active against herpes viruses, and hydrocortisone, an anti-inflammatory corticosteroid, combined in a cream for topical administration.

  •
  Elidel® is a topical formulation used to treat mild to moderate atopic dermatitis, a form of eczema. Each gram of Elidel® Cream 1% contains 10 mg of pimecrolimus in a whitish cream base of benzyl alcohol, cetyl alcohol, citric acid, mono- and di-glycerides, oleyl alcohol, propylene glycol, sodium cetostearyl sulphate, sodium hydroxide, stearyl alcohol, triglycerides, and water. Elidel® (pimecrolimus) Cream 1% is indicated as second-line therapy for the short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis in nonimmunocompromised adults and children 2 years of age and older, who have failed to respond adequately to other topical prescription treatments, or when those treatments are not advisable.

  •
  Acanya® gel is a fixed-combination clindamycin phosphate (1.2%)/benzoyl peroxide (2.5%) aqueous gel approved by the FDA for the once daily treatment of acne vulgaris in patients 12 years and older. Studied in patients with moderate and severe acne, Acanya® offers significant efficacy with a favorable tolerability profile and contains no preservatives, surfactants, parabens or alcohol. Acanya® was launched by Valeant in March 2009.

  •
  Atralin® gel is an aqueous gel containing micronized tretinoin (0.05%) approved for once daily treatment of acne vulgaris in patients 10 years and older. Atralin® has been demonstrated to reduce both inflammatory and non-inflammatory acne lesions and contains ingredients (hyaluronic acid, collagen and glycerin) known to moisturize and hydrate the skin.

        As part of the acquisition of the assets of Ortho Dermatologics, we now market the prescription brand Retin-A Micro®. Retin-A Micro® (tretinoin gel) microsphere, 0.04%/0.1% Pump, is an oil-free prescription-

strength acne treatment proven to start clearing skin in as little as two weeks after the start of treatment, with full results seen after seven weeks of treatment.

        As part of the acquisition of Dermik, we now market Sculptra® and Sculptra® Aesthetic, an injectable implant containing microparticles of poly-L-lactic acid (PLLA), a biocompatible, biodegradable, synthetic polymer from the alpha-hydroxy-acid family, carboxymethylcellulose (USP), non-pyrogenic mannitol (USP) and sterile water for injection (USP). Sculptra® is intended for restoration and/or correction of the signs of facial fat loss (lipoatrophy) in people with human immunodeficiency virus. Sculptra® Aesthetic is indicated for use in immune-competent people as a single regimen for correction of shallow to deep nasolabial fold contour deficiencies and other facial wrinkles in which deep dermal grid pattern (cross-hatch) injection technique is appropriate.

OTC Products — our principal OTC products are:

  •
  CeraVe® is a range of OTC products with essential ceramides and other skin-nourishing and skin-moisturizing ingredients (humectants and emollients) combined with a unique, patented Multivesicular Emulsion (MVE®) delivery technology that, together, work to rebuild and repair the skin barrier. CeraVe® formulations incorporate ceramides, cholesterol and fatty acids, all of which are essential for skin barrier repair and are used as adjunct therapy in the management of various skin conditions.

  •
  Kinerase® is a range of OTC and prescription cosmetic products that have been shown to help skin look smoother, younger and healthier. Kinerase® contains the synthetic plant growth factor N6-furfuryladenine which has been shown to slow the changes that naturally occur in the cell aging process in plants and in skin cells.

        U.S. Dermatology Service and Alliance Revenue — We generate alliance revenue and service revenue from the licensing of dermatological products and from contract services in the areas of dermatology and topical medication. Alliance revenue within our U.S. Dermatology segment included profit sharing payments from the sale of a 1% clindamycin and 5% benzoyl peroxide gel product ("IDP-111") by Mylan Pharmaceuticals, Inc. ("Mylan"), and royalties from patent-protected formulations developed by our Dow Pharmaceutical Sciences, Inc. subsidiary and licensed to third parties. As described above, in connection with the Dermik acquisition in December 2011, we were required by the FTC to divest IDP-111. On February 3, 2012, we divested IDP-111 to Mylan and, as a result, we no longer receive royalties on sales by Mylan of IDP-111 made after February 3, 2012. Contract services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling and regulatory affairs.

Canada and Australia

        The Canada and Australia segment generates product revenues from pharmaceutical and OTC products. These pharmaceutical products are marketed and sold primarily through wholesalers and to a lesser extent through retail and direct-to-physician channels.

Canada — our principal products sold in the Canadian market are:

  •
  Cesamet® is a synthetic cannabinoid. It is indicated for the management of severe nausea and vomiting associated with cancer chemotherapy.

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

  •
  We received approval of a New Drug Submission for Sublinox from the Canadian regulatory authority Health Canada in July 2011. Sublinox (zolpidem tartrate) is indicated for the short-term treatment and symptomatic relief of insomnia characterized by difficulty in falling asleep, frequent nocturnal awakenings, and/or early morning awakenings. The product is commercialized by the joint venture between Meda AB and Valeant Canada Limited ("Meda Valeant Pharma Canada Inc.") and was launched in September 2011.

  •
  In 2011, we also received approval of a New Drug Submission from the Canadian regulatory authority Health Canada for Lodalis™ (colesevelam hydrochloride), an oral bile acid sequestrant for hypercholesterolemia. Lodalis™ was launched in Canada in February 2012.

OTC Products — our principal OTC products in Canada are:

  •
  Cold-FX® is a highly purified ChemBioPrint product derived from the roots of North American ginseng (Panax quinquefolius). Each capsule contains 200 mg or 300 mg of CVT-E002 a unique extract of polysaccharides that has been shown in laboratory and clinical studies to strengthen the immune system.

Australia — our principal products sold in the Australian market are:

  •
  Duromine®/Metermine® — are prescription weight loss drugs that act through appetite suppression. Duromine®/Metermine® contain the active ingredient, phentermine, in a once daily formulation.

  •
  Cough and Cold OTC product ranges — as part of the acquisition of iNova, we now market a range of OTC products that relieve painful conditions of the mouth and throat and also a range of products that provide relief of dry and chesty coughs sold under the brand names Difflam®, Duro-Tuss® and Rikodeine®, respectively.

  •
  Difflam® is a market leading product range of lozenges, sprays and gargles for the treatment of sore throats and other painful mouth conditions.

  •
  Duro-Tuss® and Rikodeine® are market leading products consisting of lozenges and syrups for the treatment of dry and chesty cough.

OTC Skin Products — our principal OTC skin products in Australia are:

  •
  Dr. Lewinn's® — a range of anti-aging skincare products, which caters to individual skin-types.

  •
  Dermaveen® — a therapeutic skincare range for dry, itchy or sensitive skin using colloidal oatmeal.

  •
  Invisible Zinc® — a skincare product that provides sun protection using zinc-oxide.

  •
  Hamilton products — a range of sun and therapeutic skincare products.

Branded Generics — Europe

        The Branded Generics — Europe segment generates revenues in more than 20 countries in Central and Eastern Europe from branded generic pharmaceutical products, OTC products and from agency/in-licensing arrangements with other research-based pharmaceutical companies (where we distribute and market branded, patented products under long-term, renewable contracts). Products are sold primarily in Poland, Serbia, Hungary, Croatia and Russia.

        In March, we acquired PharmaSwiss, a privately-owned branded generics and OTC pharmaceutical company with a broad product portfolio in seven therapeutic areas and operations in 19 countries throughout Central and Eastern Europe. In August, we acquired Sanitas, a publicly-traded specialty pharmaceutical company based in Lithuania. Sanitas has a broad branded generics product portfolio consisting of 390 products in nine countries, although its largest sales are in Poland and Russia. Sanitas has in-house development capabilities in dermatology, hospital injectables and ophthalmology.

        Our strategy is to develop and commercialize modern, high added-value generics and OTC products which represent a quality, affordable alternative to brand name counterparts. Our European products are sold largely under the Valeant umbrella brand, although in those countries where the brand names of legacy companies still resonate with healthcare professionals and consumers, we have chosen for certain products to retain on our packaging the logos of some of the historical companies that make up Valeant Europe — ICN Polfa (specifically Poland), PharmaSwiss (specifically Serbia) and Sanitas (specifically Poland and Lithuania).

        Our combined European branded generics business now covers a broad range of treatments including antibiotics, treatments for cardiovascular and neurological diseases, antifungal medications and diabetic therapies among many others. We have significantly strengthened our presence in niche markets, specifically dermatology and ophthalmology. Our largest product is Bisocard®, a Beta-blocker that is indicated to treat hypertension and angina pectoris. From PharmaSwiss, we have acquired products including Monopril® (fosinopril), Diclo Duo® (an NSAID) and Cardiopirin® (an enteric coated low dose OTC aspirin). From Sanitas, we have acquired products including Flucinar®, a corticosteroid ointment, and Sachol®, a gel product for mouth ulcers.

Branded Generics — Latin America

        The Branded Generics — Latin America segment generates revenues from branded generic pharmaceutical products and OTC products in Mexico and Brazil and exports out of Mexico to other Latin American markets. The Mexico domestic market represents approximately 59% of revenues in this segment for the year ended December 31, 2011. Our branded generic and generic products are developed when patents or other regulatory exclusivity no longer protect an originator's brand product. Our branded generic products in Mexico are primarily marketed in this region to physicians and pharmacies through approximately 500 sales professionals under the Grossman and Tecnofarma brands. Our Tecnofarma generic portfolio is primarily sold through Mexico's Government Health Care System, which awards its business through a tender process.

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

        In Brazil, our primary products include Tandene®, which contains acetaminophen used in treating fever, headaches, and other minor aches and pains and also Melleril®, an anti-psychotic product used in treating anxiety, depression, and other related disorders. Our branded generic products in Brazil are primarily marketed to pharmacies and wholesalers through approximately 200 sales professionals. On February 1, 2012, we acquired Probiotica, a company that markets a line of OTC sports nutrition products and other food supplements in Brazil.

Planned Change in Segment Structure

        Following the acquisition of iNova in December 2011, we now operate in five new territories: Malaysia, Philippines, Thailand, Hong Kong and South Africa, with a distribution business in Vietnam, Indonesia and Singapore. This business is a blend of branded products, branded generics and OTC. Effective in the first quarter of 2012, we plan to create a new business segment called Emerging Markets, which will include Branded Generics — Europe, Branded Generics — Latin America and other markets. As a result, beginning in 2012, we will have four business segments: U.S. Neurology and Other, U.S. Dermatology, Canada and Australia, and Emerging Markets.

        For detailed information regarding the revenues, operating profits and identifiable assets attributable to our segments, see note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K.

Collaboration Agreement

        In October 2008, Valeant closed the worldwide License and Collaboration Agreement ("the Collaboration Agreement") with GSK to develop and commercialize ezogabine/retigabine, a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial onset seizures, and its backup compounds. We agreed to share equally with GSK the development and pre-commercialization expenses of ezogabine/retigabine in the U.S., Australia, New Zealand, Canada and Puerto Rico (the "Collaboration Territory") and GSK will develop and commercialize ezogabine/retigabine in the rest of the world. Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. See note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K for further information.

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

Research and Development

        Our research and development organization focuses on the development of products through clinical trials. We currently have (or had during 2011) a number of compounds in clinical development including: ezogabine/retigabine, Cold-FX pediatric development, Opana® ER, Lodalis™, IDP-107, IDP-108, IDP-118, MC-5 and lifecycle management projects. Our research and development expenses for the years ended December 31, 2011, 2010 and 2009 were $65.7 million, $68.3 million and $47.6 million, respectively.

        As of December 31, 2011, approximately 600 employees were involved in our research and development efforts.

        For more information regarding our products in clinical development, see Item 7 titled "Management's Discussion and Analysis of Financial Condition and Results of Operation — Products in Development" of this Form 10-K.

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

        In the U.S., the Hatch-Waxman Act provides nonpatent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in a New Drug Application ("NDA"). The FDA is prohibited during those five years from approving a generic, or ANDA, that references the NDA. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA. However, the NDA applicant would be required to conduct its own pre-clinical, adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.

        A similar data exclusivity scheme exists in the European Union, whereby only the pioneer drug company can use data obtained at the pioneer's expense for up to eight years from the date of the first approval of a drug by the European Medicines Agency ("EMA") and no generic drug can be marketed for ten years from the approval of the innovator product. Under both the U.S. and the European Union data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy. Canada employs a similar regulatory regime.

Government Regulations

        Government authorities in the U.S., at the federal, state and local level, in Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. FDA approval must be obtained in the U.S., approval of Health Canada's Therapeutic Products Directorate ("TPD") must be obtained in Canada, EMA approval must be obtained for countries that are part of the European Union and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products for use by humans.

        Manufacturers of drug products are required to comply with manufacturing regulations, including current good manufacturing regulations enforced by the FDA and the TPD and similar regulations enforced by regulatory agencies outside the U.S. and Canada. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate.

        We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, and similar regulations in Canada and foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

Environmental Regulation

        We are subject to national, state and local environmental laws and regulations, including those governing the handling and disposal of hazardous wastes, wastewater, solid waste and other environmental matters. Our development and manufacturing activities involve the controlled use of hazardous materials.

Marketing and Customers

        Our four major geographic markets are: the U.S., Canada, Poland and Mexico.

        The following table identifies external customers that accounted for 10% or more of our total revenue during the year ended December 31, 2011:

Percentage of Total Revenue 2011
McKesson Corporation	23%
Cardinal Health, Inc.	21%
AmerisourceBergen Corporation	10%

        No other single country or customer generated over 10% of our total product net sales.

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

Generic Competition

        We face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required in preference to the branded version under third-party reimbursement programs, or substituted by pharmacies. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

        In the U.S., Zovirax® does not currently have generic competition and is not protected by patent or regulatory exclusivity.

        Cardizem® CD has many generic competitors in the U.S. on the majority of the available SKUs; however to date, only one generic competitor to the Cardizem® CD 360mg SKU has been approved. Sun Pharmaceuticals' ANDA received approval for its 360mg dosage formulation of diltiazem hydrochloride extended release capsules corresponding to Cardizem® CD on November 1, 2011 and launched its generic product in the U.S. in 2011 following such approval. We also received a Paragraph IV Notice from Actavis, Inc. ("Actavis") dated February 9, 2011 in regard to 360mg dosage diltiazem hydrochloride extended release capsules corresponding to Cardizem® CD. Actavis subsequently converted its Paragraph IV filing to a Paragraph III filing and will not launch until after the expiration of the last patent covering Cardizem® CD expires in August 2012.

        On December 12, 2011, we acquired the assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc. ("Janssen"). Janssen received two Notices of Paragraph IV Certification from Spear Pharmaceuticals, Inc. ("Spear") with one dated February 8, 2011 with respect to its ANDA for tretinoin topical gel 0.1% gel and the other dated April 1, 2011 with respect to its ANDA for tretinoin topical gel 0.04%, corresponding to Retin-A Micro® 0.1% and 0.04%, respectively. Janssen did not file a complaint against Spear with respect to either notice. Therefore, assuming approval of its ANDAs, Spear would be authorized to launch its generic version in the U.S.

        See note 24 of notes to consolidated financial statements in Item 15 of this Form 10-K for additional details regarding potential infringement proceedings we have commenced against other potential generic competitors of our products in the U.S. and Canada.

Manufacturing

        We currently operate 16 manufacturing plants worldwide. All of our manufacturing facilities that require certification from the FDA, TPD or foreign agencies have obtained such approval.

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

        We estimate that products representing approximately 45% of our product sales are produced by third party manufacturers under toll manufacturing arrangements.

        The principal raw materials used by us for our various products are purchased in the open market. Most of these materials are available from several sources.

Employees

        As of December 31, 2011, we had approximately 6,900 employees. These employees included approximately 3,400 in production, 2,200 in sales and marketing, 600 in research and development and 700 in general and administrative positions. Collective bargaining exists for some employees in a number of markets. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Product Liability Insurance

        We have product liability insurance to cover damages resulting from the use of our products. We have in place clinical trial insurance in the major markets where we conduct clinical trials.

Seasonality of Business

        Our results of operations have not been materially impacted by seasonality.

Geographic Areas

        A significant portion of our revenues are generated from operations or otherwise earned outside the U.S. and Canada. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see Item 1A., Risk Factors in this Form 10-K.

        See note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding revenues by geographic area.

        A material portion of our revenue and income is earned in Barbados and in Switzerland, which both have low tax rates. See Item 1A., Risk Factors in this Form 10-K relating to tax rates.

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

Item 1A.    Risk Factors

        Our business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including those risks set forth under the heading entitled "Forward-Looking Statements", and in other documents that we file with the SEC and the CSA, before making any investment decision with respect to our securities. If any of the risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the market value of our securities could decline, and you could lose all or part of your investment in the our securities.

We operate in an extremely competitive industry. If competitors develop or acquire more effective or less costly drugs for our target indications, it could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

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

We have grown at a very rapid pace. Our inability to properly manage or support this growth could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

        We have grown very rapidly over the past few years as a result of our acquisitions. This growth has put significant demands on our processes, systems and people. We have made and expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. If we are unable to successfully manage and support our rapid growth and the challenges and difficulties associated with managing a larger, more complex business, this could cause a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

We may be unable to identify, acquire, close or integrate acquisition targets successfully.

        Part of our business strategy includes acquiring and integrating complementary businesses, products, technologies or other assets, and forming strategic alliances, joint ventures and other business combinations, to help drive future growth. We may also in-license new products or compounds. Acquisitions or similar arrangements may be complex, time consuming and expensive. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our closing transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares; and (ii) many costs relating to the such transactions may be payable by us whether or not such transactions are completed.

        If an acquisition is consummated, the integration of the acquired business, product or other assets into our company may be also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

  •
  integrating personnel, operations and systems, while maintaining focus on producing and delivering consistent, high quality products;

  •
  coordinating geographically dispersed organizations;

  •
  distracting employees from operations;

  •
  retaining existing customers and attracting new customers; and

  •
  managing inefficiencies associated with integrating the operations of the Company.

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

Our effective tax rates may increase.

        We have operations in various countries that have differing tax laws and rates. Our tax reporting is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting will be, and the historic tax reporting of each of Valeant and Biovail is, subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among the different jurisdictions in which we operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which we operate; changes in our eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in a substantial increase in the effective tax rate on all or a portion of our income.

        Our provision for income taxes is based on certain estimates and assumptions made by management. Our consolidated income tax rate is affected by the amount of net income earned in our various operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. We enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. For example, certain countries could seek to tax a greater share of income than will be provided for by us. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions that we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.

        Our deferred tax liabilities, deferred tax assets and any related valuation allowances are affected by events and transactions arising in the ordinary course of business, acquisitions of assets and businesses, and non-recurring items. The assessment of the appropriate amount of a valuation allowance against the deferred tax assets is dependent upon several factors, including estimates of the realization of deferred income tax assets, which realization will be primarily based on forecasts of future taxable income. Significant judgment is applied to determine the appropriate amount of valuation allowance to record. Changes in the amount of any valuation allowance required could materially increase or decrease our provision for income taxes in a given period.

We have incurred significant indebtedness, which indebtedness may restrict the manner in which we conduct business and limit our ability to implement elements of our growth strategy.

        We have incurred significant indebtedness primarily in connection with our recent acquisitions. We may also incur additional long-term debt and working capital lines of credit to meet future financing needs which, subject to certain restrictions under our indebtedness would increase our total debt. This indebtedness may restrict the manner in which we conduct business and limit our ability to implement elements of our growth strategy, including with respect to:

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

        In January 2012, Moody's Investor Services ("Moody's") downgraded our senior secured debt rating from Baa3 to Ba1. At the same time, Moody's reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). Increased debt levels could result in further ratings pressure. A further downgrade may increase our cost of borrowing and may negatively affect our ability to raise additional debt capital.

Obtaining necessary government approvals is time consuming and not assured.

        The FDA and TPD approval must be obtained in the U.S. and Canada, respectively, and approval must be obtained from comparable agencies in other countries, prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA, TPD and other regulatory approval for new products and manufacturing processes can take a number of years and involves the expenditure of substantial resources. Even if such products appear promising in large-scale Phase 3 clinical trials, regulatory approval may not be achieved and no assurance can be given that we will obtain approval in the U.S., Canada or any other country. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations, including limitations on the indications for which we can market a product, or require onerous risk management programs.

Our marketed drugs will be subject to ongoing regulatory review.

        Following initial regulatory approval of any drugs we or our partners may develop, we will be subject to continuing regulatory review by the FDA, the TPD and other regulatory authorities in countries where our products are marketed or intended to be marketed, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. The manufacturing, labeling, packaging, storage, distribution, advertising, promotion, reporting and recordkeeping related to the product will also be subject to extensive ongoing regulatory requirements. If we fail to comply with U.S. and Canadian regulatory requirements and those in other countries where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions. In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market. As a condition to granting marketing approval of a product, the FDA and TPD may require a company to conduct additional clinical trials, the results of which could result in the subsequent loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product.

Our approved products may not achieve or maintain expected levels of market acceptance.

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

        We and our development partners, as applicable, conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our pipeline products in order to obtain regulatory approval for the sale of our pipeline products. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes.

If we or our third-party manufacturers are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, the interruption of the manufacture of our products could adversely affect our business. Other manufacturing difficulties or delays may also adversely affect our business, financial condition and results of operations and could cause the market value of our common stock to decline.

        Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with current good manufacturing practices ("cGMP") or similar standards before approval for marketing. Our failure or that of our contract manufacturers to comply with cGMP regulations or similar regulations outside of the U.S. can result in enforcement action by the FDA or its foreign counterparts, including, but not limited to, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production or importation, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution.

        Our manufacturing and other processes use complicated and sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Manufacturing complexity, testing requirements and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter. Although we endeavor to properly maintain our equipment, including through on-site quality control and experienced manufacturing supervision, and have key spare parts on hand, our business could suffer if certain manufacturing or other equipment, or all or a portion of our facilities, were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events, such as hurricanes, earthquakes or other natural disasters, explosions, environmental accidents, pandemics, quarantine, equipment failures or delays in obtaining components or replacements, construction delays or defects and other events, both within and outside of our control. We could experience substantial production delays in the event of any such occurrence until we build or locate replacement equipment or a replacement facility, as applicable, and seek to obtain necessary regulatory approvals for such replacement. Any interruption in our manufacture of products could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

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

If we are unable to obtain components or raw materials, or products supplied by third parties, our ability to manufacture and deliver our products to the market would be impeded, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

        Some components and raw materials used in our manufactured products, and some products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. In the event an existing supplier becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Disruptions of delivery of our products could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

        The supply of our products to our customers is subject to and dependent upon the use of transportation services. Disruption of transportation services could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

We have entered into distribution agreements with other companies to distribute certain of our products at supply prices based on net sales. Declines in the pricing and/or volume, over which we have no or limited control, of such products, and therefore the amounts paid to us, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

        Our portfolio of generic products and certain of our other products are the subject of various agreements, pursuant to which we manufacture and sell products to other companies, which distribute such products at a supply price typically based on net sales. Our ability to control pricing and volume of these products is limited and, in some cases, these companies make all distribution and pricing decisions independently of us. If the pricing or volume of such products declines, our revenues would be adversely impacted which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Our marketing, promotional and pricing practices, as well as the manner in which sales forces interact with purchasers, prescribers and patients, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.

        The marketing, promotional, and pricing practices of pharmaceutical companies, as well as the manner in which companies, in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences to us. We are now operating under a Corporate Integrity Agreement ("CIA") that requires us to maintain a comprehensive compliance program governing our sales, marketing and government pricing and contracting functions. Material failures to comply with the CIA could result in significant sanctions against us, including monetary penalties and exclusion from federal health care programs.

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

        A significant amount of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights. These products represent a significant amount of our revenues. Without exclusivity protection, competitors face fewer barriers in introducing competing products. The introduction of competing products could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.

        We conduct a significant portion of our business outside the U.S. and Canada and, in light of our growth strategy, we anticipate continuing to expand our operations into new countries, including emerging markets. We sell our pharmaceutical products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability, credit market uncertainty, compliance with multiple regulatory regimes and restrictive governmental actions.

The general business and economic conditions in the U.S., Canada, Europe, Australia, Latin America and other countries in which we conduct business could have a material adverse impact on our liquidity and capital resources, revenues and operating results, which could cause the market value of our common stock to decline.

        We may be impacted by general economic conditions and factors over which we have no control, such as changes in inflation, interest rates and foreign currency rates, lack of liquidity in certain markets and volatility in capital markets. Similarly, adverse economic conditions impacting our customers or uncertainty about global economic conditions could cause purchases of our products to decline, which could adversely affect our revenues and operating results. Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending. Any failure to attain our projected revenues and operating results as a result of adverse economic or market conditions could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Due to the large portion of our business conducted outside the United States, we have significant foreign currency risk.

        We face foreign currency exposure on the translation of our operations in Poland and other Eastern European countries, Canada, Australia and Latin America. Where possible, we manage foreign currency risk by managing same currency revenue in relation to same currency expenses. As a result, both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. The international scope of our operations may also lead to volatile financial results and difficulties in managing our operations.

We must continue to retain, motivate and recruit executives and other key employees, and failure to do so could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

        We must continue to retain, motivate and recruit executives and other key employees. A failure by us to retain and motivate executives and other key employees could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

We are exposed to risks related to interest rates.

        The primary objective of investing our excess cash is the protection of principal and, accordingly, we invest in investment grade securities with varying maturities, but typically less than one year. Our Credit Facility bears interest based on U.S. dollar London Interbank Offering Rates, or U.S. Prime Rate, or Federal Funds effective rate. Thus, a change in the short-term interest rate environment could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. As of December 31, 2011, we do not have any outstanding interest rate swap contracts.

We are involved in various legal proceedings that could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

        We are involved in several legal proceedings. Defending against claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

If our products cause, or are alleged to cause, serious or widespread personal injury, we may have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages, and we may be subject to exposure relating to product liability claims.

        We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products caused, or is alleged to have caused, adverse effects. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. The withdrawal of a product following complaints and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases or product liability cases, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. Our product liability insurance coverage may not be sufficient to cover our claims and we may not be able to obtain sufficient coverage at a reasonable cost in the future.

We may become involved in infringement actions which are uncertain, costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

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

We are subject to various laws and regulations, including "fraud and abuse" laws and anti-bribery laws, and a failure to comply with such laws and regulations or prevail in any litigation related to noncompliance could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

        Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care "fraud and abuse" laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, the U.S. Foreign Corrupt Practices Act ("FCPA") and other state and federal laws and regulations. We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. The United States Department of Health and Human Services Office of Inspector General recommends and, increasingly states, require pharmaceutical companies to have comprehensive compliance programs and to disclose certain payments made to healthcare providers or funds spent on marketing and promotion of drug products. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from federal healthcare programs or other sanctions.

        The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S. and Canada. We cannot assure you that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Our failure to comply with applicable environmental laws and regulations worldwide could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

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

        Any future changes to the laws and regulations affecting public companies, as well as compliance with existing provisions of SOX in the U.S. and Part XXIII.1 of the Securities Act (Ontario), R.S.O. 1990, c. S.5 and related rules and applicable stock exchange rules and regulations, may cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. Delays, or a failure to comply with any laws, rules and regulations that apply to us, could result in enforcement actions, the assessment of other penalties and civil suits. New laws and regulations could make it more expensive for us under indemnities we provide to our officers and directors and could make it more difficult for us to obtain certain types of insurance, including liability insurance for directors and officers; as such, we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or as officers. We are required annually to review and report on the effectiveness of our internal control over financial reporting in accordance with applicable securities laws. Our registered public accounting firm is also required to report on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal controls over our financial reporting, there is the possibility of errors or omissions occurring or misrepresentations in our disclosures which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably and could adversely affect our business.

        In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or "donut hole". The law also revised the definition of "average manufacturer price" for reporting purposes, which may increase the amount of our Medicaid drug rebates to states. Beginning in 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners. A variety of federal and state agencies are responsible for implementing the law, including through the issuance of rules, regulations or guidance that materially affect our business. Various legal challenges have been filed against the law, with some lower courts reaching conflicting decisions. The Supreme Court has agreed to hear argument on these challenges in March 2012 and we cannot predict at this time what impact these challenges will have on our business.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We believe that we have sufficient facilities to conduct our operations during 2012. The following table lists the location, use, size and ownership interest of our principal properties:

Location	Purpose	Owned or Leased	Approximate Square Footage
Mississauga, Ontario, Canada	Corporate Headquarters	Leased	79,000	(1)
Bridgewater, New Jersey	Administration	Leased	110,000
Christ Church, Barbados	Commercial, IP and strategic planning	Owned	23,000
U.S. Dermatology
Petaluma, California	Offices and laboratories	Leased	50,000
Canada and Australia
Montreal, Quebec, Canada	Offices, manufacturing and warehouse facility	Owned	94,000
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	250,000
Laval, Quebec, Canada	Offices, manufacturing and distribution facility	Owned	337,000
Branded Generics — Latin America
Mexico City, Mexico	Offices and manufacturing facility	Leased	98,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	211,000
San Juan del Rio, Mexico	Manufacturing facility	Owned	96,000
Indaiatuba, Brazil	Manufacturing facility	Owned	178,000
Sao Paulo, Brazil	Manufacturing facility	Owned	45,000
Campinas, Brazil	Manufacturing facility	Leased	26,000
Branded Generics — Europe
Jelenia Gora, Poland	Offices, laboratories and manufacturing and warehouse facility	Owned	452,000
Rzeszow, Poland	Offices, laboratories and manufacturing facility	Owned	407,000
Ksawerow, Poland	Offices and manufacturing facility	Owned	46,000
Kaunas, Lithuania	Offices and manufacturing facility	Owned	86,000
Belgrade, Serbia	Offices and manufacturing facility	Owned	163,000
Belgrade, Serbia	Offices, manufacturing and warehouse facility	Leased	154,000

(1)
In the first half of 2011, we vacated our corporate headquarters in Mississauga and relocated to other smaller leased facilities.

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

Item 4.    Mine Safety Disclosures

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

	NYSE		TSX
	High $	Low $	High C$	Low C$
2011
First quarter	51.13	28.06	49.62	28.82
Second quarter	55.00	47.28	53.38	45.05
Third quarter	57.24	34.12	54.28	35.27
Fourth quarter	47.58	32.05	48.29	33.91
2010
First quarter	16.97	13.64	17.26	14.60
Second quarter	19.81	13.66	20.87	14.34
Third quarter	27.74	18.07	28.50	19.25
Fourth quarter	30.80	24.06	30.85	24.41

Source: NYSEnet, TSX Historical Data Acces

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

Holders

        The approximate number of holders of record of our common shares as of February 23, 2012 is 2,486.

Performance Graph

        The following graph compares the cumulative total return on our common shares with the cumulative return on the S&P 500 Index, the TSX/S&P Composite Index and a 9-stock Custom Composite Index for the five years ended December 31, 2011, in all cases, assuming reinvestment of dividends. The Custom Composite Index consists of Allergan, Inc.; Endo Pharmaceuticals Holdings Inc.; Forest Laboratories, Inc.; Gilead Sciences, Inc.; Medicis Pharmaceutical Corporation; Mylan Inc.; Perrigo Company; Shire Pharmaceuticals Group plc and Watson Pharmaceuticals, Inc.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11

S&P 500 Index	100	106	64	85	97	99

S&P/TSX Composite Index	100	110	68	99	117	107

Valeant Pharmaceuticals International, Inc.	100	70	53	89	190	314

Custom Composite Index	100	106	85	111	139	174

Dividends

        No dividends were declared or paid in 2011. During 2010, we declared dividends per common share as follows:

Date Declared	Dividend per share	Payment Date
November 5, 2009	$0.09	January 4, 2010
February 25, 2010	$0.09	April 5, 2010
May 6, 2010	$0.095	July 5, 2010
August 5, 2010	$0.095	October 4, 2010
November 4, 2010	$1.00	December 22, 2010

Total	$1.370

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

        While our board of directors will review our dividend policy from time to time, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, the covenants contained in the Second Amended and Restated Credit and Guaranty Agreement include restrictions on the payment of dividends.

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

        The U.S. Treaty includes limitation on benefits rules that restrict the ability of certain persons who are resident in the U.S. to claim any or all benefits under the U.S. Treaty. Furthermore, limited liability companies ("LLCs") that are not taxed as corporations pursuant to the provisions of the U.S. Internal Revenue Code of 1986, as amended (the "Code") do not generally qualify as resident in the U.S. for purposes of the U.S. Treaty. Under the U.S. Treaty, a resident of the U.S. who is a member of such an LLC and is otherwise eligible for benefits under the U.S. Treaty may generally be entitled to claim benefits under the U.S. Treaty in respect of income, profits or gains derived through the LLC. Residents of the U.S. should consult their own tax advisors with respect to their eligibility for benefits under the U.S. Treaty, having regard to these rules.

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

        As long as the common shares are then listed on a "designated stock exchange", which currently includes the NYSE and TSX, the common shares generally will not constitute taxable Canadian property of a U.S. Holder, unless (a) at any time during the 60-month period preceding the disposition, the U.S. Holder, persons not dealing at arm's length with such U.S. Holder or the U.S. Holder together with all such persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and more than 50% of the fair market value of the common shares was derived, directly or indirectly, from any combination of (i) real or immoveable property situated in Canada, (ii) "Canadian resource property" (as such term is defined in the Tax Act), (iii) "timber resource property" (as such terms are defined in the Tax Act), or (iv) options in respect of, or interests in, or for civil law rights in, any such properties whether or not the property exists, or (b) the common shares are otherwise deemed to be taxable Canadian property.

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

Securities Authorized for Issuance under Equity Compensation Plans

        Information required under this Item will be included in our definitive proxy statement for the 2012 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the "2012 Proxy Statement"), and such required information is incorporated herein by reference.

Purchases of Equity Securities by the Company and Affiliated Purchases

        On November 4, 2010, we announced that our board of directors had approved a securities repurchase program, pursuant to which we could make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in our financing agreements and applicable law. On August 29, 2011, we announced that our board of directors had approved an increase of $300.0 million under our securities repurchase program (the "Securities Repurchase Program"). As a result, under the Securities Repurchase Program, we could repurchase up to $1.8 billion of our convertible notes, senior notes, common shares and/or other notes or shares that were issued prior to the completion of the program. Our board of directors also approved a sub-limit of up to 16.0 million common shares to be purchased for cancellation under a normal course issuer bid through the facilities of the NYSE and TSX, subject to obtaining the appropriate approvals. Initially, purchases under our Securities Repurchase Program of up to 15.0 million common shares could be made through the facilities of the NYSE, in accordance with applicable rules and guidelines, representing approximately 5% of our issued and outstanding common shares as of November 4, 2010. In August 2011, we filed, and the TSX approved, a Notice of Intention to make a normal course issuer bid to repurchase up to the remaining 1,000,000 common shares through the facilities of the TSX. Shareholders of the Company may obtain a copy of the Company's Notice of Intention with respect to its normal course issuer bid, at no charge, by contacting us. The Securities Repurchase Program terminated on November 7, 2011.

        On November 3, 2011, we announced that our board of directors had approved a new securities repurchase program (the "New Securities Repurchase Program"). Under the New Securities Repurchase Program, which commenced on November 8, 2011, we may make purchases of up to $1.5 billion of our convertible notes, senior notes, common shares and/or other future debt or shares. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as we complete our purchases. The amount of securities to be purchased and the timing of purchases under the New Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements. The securities to be repurchased will be funded using our cash resources. The board of directors also approved a sub-limit under the New Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of our public float or 5% of our issued and outstanding common shares, in each case calculated as of the date of the commencement of the New Securities Repurchase Program. We are permitted to make purchases of up to 15,395,686 common shares on the open market through the facilities of the NYSE, representing approximately 5% of our issued and outstanding common shares. Subject to completion of appropriate filings with and approval by the TSX, we may also make purchases of our common shares over the facilities of the TSX. Purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX. All common shares purchased under the New Securities Repurchase Program will be cancelled.

        During the year ended December 31, 2011, under the Securities Repurchase Program and New Securities Repurchase Program, we repurchased $203.8 million and $1.2 million aggregate principal amount of our 5.375% Convertible Notes, respectively, for an aggregate purchase price of $619.4 million and $3.9 million, respectively. In addition, in the year ended December 31, 2011, under the Securities Repurchase Program and New Securities Repurchase Program, we repurchased 13,664,599 and 1,534,857 of our common shares, respectively, for an aggregate purchase price of $574.1 million and $65.1 million, respectively. During the year ended December 31, 2011, under the Securities Repurchase Program and New Securities Repurchase Program, we also redeemed $10.0 million and $89.9 million aggregate principal amount of our Senior Notes, respectively, for an aggregate purchase price of $9.9 million and $88.7 million, respectively.

        In connection with the Securities Repurchase Program, through the termination date of November 7, 2011, the Company had repurchased approximately $1.5 billion, in the aggregate, of its convertible notes, common shares and senior notes. As of December 31, 2011, the Company had repurchased approximately $157.7 million, in the aggregate, of its convertible notes, senior notes and common shares under the New Securities Repurchase Program.

        Set forth below is the information regarding shares repurchased under the Securities Repurchase Program and the New Securities Repurchase Program during the fourth quarter of the year ended December 31, 2011:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan		Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plan(1)
						(In thousands)
Securities Repurchase Program
10/1/11	—		$—	—		$356,552
10/1/11-10/31/11	24,514	(2)	$2,595.22	24,514	(2)	$292,933
11/1/11-11/7/11	2,000	(2)	$2,856.20	2,000	(2)	$287,220
	10,000	(3)	$995.00	10,000	(3)	$277,270
New Securities Repurchase Program
11/8/11	—		$—	—		$1,500,000
11/8/11-11/30/11	1,250	(2)	$3,142.50	1,250	(2)	$1,496,072
	45,420	(3)	$990.82	45,420	(3)	$1,451,069
	30,000	(4)	$994.33	30,000	(4)	$1,421,239
	1,533,007	(5)	$42.41	1,533,007	(5)	$1,356,228
12/1/11-12/31/11	10,000	(6)	$950.00	10,000	(6)	$1,346,728
	1,850	(5)	$42.92	1,850	(5)	$1,346,648
	4,500	(4)	$982.50	4,500	(4)	$1,342,227

(1)
The purchase of our shares under the normal course issuer bid approved by the board of directors is also subject to a sublimit, as described above.

(2)
$1,000 principal amount of 5.375% senior convertible notes due 2014.

(3)
$1,000 principal amount of 6.875% senior notes due 2018. For more information regarding our 6.875% senior notes due 2018, see note 14 of notes to consolidated financial statements in Item 15 of this Form 10-K.

(4)
$1,000 principal amount of 6.50% senior notes due 2016. For more information regarding our 6.50% senior notes due 2016, see note 14 of notes to consolidated financial statements in Item 15 of this Form 10-K.

(5)
Common shares.

(6)
$1,000 principal amount of 7.00% senior notes due 2020. For more information regarding our 7.00% senior notes due 2020, see note 14 of notes to consolidated financial statements in Item 15 of this Form 10-K.

        Subsequent to December 31, 2011, we repurchased an additional $1.1 million principal amount of the 5.375% Convertible Notes for cash consideration of $4.0 million under the New Securities Repurchase Program.

Item 6.    Selected Financial Data

        The following table of selected consolidated financial data of our Company has been derived from financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The data is qualified by reference to, and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP (see Item 15 of this Form 10-K) as well as the discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". All dollar amounts are expressed in thousands of U.S. dollars, except per share data.

	Years Ended December 31
	2011(1)(2)	2010(1)	2009	2008	2007
Consolidated operating data:
Revenues	$2,463,450	$1,181,237	$820,430	$757,178	$842,818
Operating income (loss)	299,959	(110,085)	181,154	124,109	188,014
Net income (loss)	159,559	(208,193)	176,455	199,904	195,539
Earnings (loss) per share:
Basic	$0.52	$(1.06)	$1.11	$1.25	$1.22
Diluted	$0.49	$(1.06)	$1.11	$1.25	$1.22
Cash dividends declared per share	$—	$1.28	$0.65	$1.50	$1.50

	At December 31
	2011(1)(2)	2010(1)	2009	2008	2007
Consolidated balance sheet:
Cash and cash equivalents	$164,111	$394,269	$114,463	$317,547	$433,641
Working capital	433,234	327,710	93,734	223,198	339,439
Total assets	13,141,713	10,795,117	2,059,290	1,623,565	1,782,115
Long-term obligations	6,651,011	3,595,277	326,085	—	—
Common shares	5,963,621	5,251,730	1,465,004	1,463,873	1,489,807
Shareholders' equity (net assets)	4,007,016	4,911,096	1,354,372	1,201,599	1,297,819
Number of common shares issued and outstanding (000s)	306,371	302,449	158,311	158,216	161,023

(1)
Amounts for 2011 and 2010 include the impact of the Merger with Valeant on September 28, 2010. Amounts for 2011 also include the impact of several acquisitions of businesses. For more information regarding our acquisitions, see note 3 of notes to consolidated financial statements in Item 15 of this Form 10-K.

(2)
In 2011, we recognized impairment charges on IPR&D assets of $105.2 million in the fourth quarter of 2011, relating to the A002, A004, and A006 programs acquired as part of the Aton Pharma, Inc. acquisition in 2010, as well as the IDP-109 and IDP-115 dermatology programs. The impairment charges were triggered in the fourth quarter of 2011 due to unfavorable study results, feedback received from the FDA which would result in the incurrence of higher costs to perform additional studies, reassessment of risk and the probability of success, and/or pipeline prioritization decisions resulting in the re-allocation of Company resources to other research and development programs. In addition, we recognized $7.9 million and $19.8 million of impairment charges related to IDP-111 and 5-FU, respectively.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the audited consolidated financial statements, and notes thereto, prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") as of December 31, 2011 and 2010 and each of the three years in the period ended December 31, 2011 (the "2011 Financial Statements").

        Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "2011 Form 10-K"), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

        Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of February 29, 2012.

        All dollar amounts are expressed in U.S. dollars, unless otherwise noted.

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

        We are a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Our specialty pharmaceutical and over-the-counter ("OTC") products are marketed under brand names and are sold in the U.S., Canada, Australia and New Zealand, where we focus most of our efforts on products in the dermatology and neurology therapeutic classes. We also have branded generic, branded and OTC operations in Europe, Latin America, South East Asia and South Africa.

        Since the Merger, our strategy has been to focus our business on core geographies and therapeutic classes, manage pipeline assets either internally or through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, share buybacks and debt repurchases. We believe this strategy will allow us to improve both our growth rates and profitability and to enhance shareholder value, while exploiting the benefits of the Merger.

        Our leveraged research and development model described below is one key element to this business strategy. It will allow us to progress development programs to drive future commercial growth, while minimizing our research and development expense. This will be achieved in four ways:

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

        We are diverse not only in our sources of revenues from our broad drug portfolio, but also among the therapeutic classes and geographic segments we serve. We focus on those businesses that we view to have the potential for strong operating margins and solid growth, while providing natural balance across geographies.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        We measure our success through total shareholder return and, on that basis, as of February 23, 2012, the market price of our common shares on the New York Stock Exchange ("NYSE") has increased approximately 85% and the market price of our common shares on the Toronto Stock Exchange ("TSX") has increased approximately 80%, since the Merger Date, as adjusted for the post-Merger special dividend of $1.00 per common share (the "post-Merger special dividend") described below under "BIOVAIL MERGER WITH VALEANT."

BIOVAIL MERGER WITH VALEANT

        On September 28, 2010, a wholly-owned subsidiary of Biovail acquired all of the outstanding equity of Valeant in a share transaction, in which each share of Valeant common stock was cancelled and converted into the right to receive 1.7809 Biovail common shares. As a result of the Merger, Valeant became a wholly-owned subsidiary of the Company. The fair value of the consideration transferred as of the Merger Date to effect the acquisition of Valeant amounted to $3.9 billion in the aggregate, which has been assigned primarily to identifiable intangible assets ($3.6 billion), goodwill ($3.0 billion), long-term debt assumed ($(2.9) billion), acquired IPR&D ($1.4 billion) and a net deferred income tax liability ($(1.3) billion).

        The significant components of the acquired IPR&D assets related to the development of ezogabine/retigabine ($891.5 million) in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc (the entities within The Glaxo Group of Companies are referred throughout as "GSK"), and a number of dermatology products ($428.2 million), which are described below under "Products in Development". A multi-period excess earnings methodology (income approach) was used to determine the estimated fair value of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 9% was used to determine the present value the projected cash flows. In connection with the first sale of Trobalt™ (retigabine) by GSK in the European Union in the second quarter of 2011, GSK paid us a $40 million milestone payment and will pay up to a 20% royalty on net sales of the product (see "Collaboration Agreement" below for further details). Material cash inflows are expected to commence between 2013 and 2016 for the dermatology products. Solely for purposes of estimating the fair value of these assets, we have estimated that we will incur costs of approximately $200 million, of which $26.4 million has been incurred through December 31, 2011, to complete the products in development.

        The aggregate fair value of the contingent consideration was determined to be $21.6 million as of the Merger Date and is related to Valeant's acquisition of Princeton Pharma Holdings LLC, and its wholly-owned operating subsidiary, Aton Pharma, Inc. ("Aton"). The contingent consideration consists of future milestones predominantly based upon achievement of approval and commercial targets for certain pipeline products (which are included in the fair value ascribed to the IPR&D assets acquired). The range of the undiscounted amounts we could be obligated to pay as contingent consideration ranges from nil to $390.0 million. During 2011, we suspended the development of the A002 program. For the year ended December 31, 2011, we recognized an impairment charge of $16.3 million to write down the IPR&D asset, which was recognized as Acquired IPR&D in our consolidated statements of income (loss). Refer to "Results of Operations — Acquired IPR&D" for further details regarding IPR&D impairment charges. The impairment charges were partially offset by a gain of $9.4 million due to changes in the fair value of acquisition-related contingent consideration. The gain was recognized as Acquisition-related contingent consideration in our consolidated statements of income (loss).

        On December 22, 2010, we paid a post-Merger special dividend of $1.00 per common share. The post-Merger special dividend comprised aggregate cash paid of $297.6 million and 72,283 shares issued to shareholders that elected to reinvest in additional common shares of the Company through a special dividend reinvestment plan, which plan was terminated following payment of the post-Merger special dividend.

        The Merger has resulted in, and is expected to continue to result in, significant strategic benefits to us through the creation of a larger, more globally diversified company with a broader and better diversified array of products and an expanded presence in North America and internationally. In addition, the market

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

capitalization, profitability and our free cash flow are, and are expected to continue to be, stronger relative to either Biovail or Valeant on a stand-alone basis. We have achieved significant operational cost savings, coming from, among other things, reductions in research and development, general and administrative expenses, and sales and marketing.

        The Merger has been accounted for as a business combination under the acquisition method of accounting. Biovail was both the legal and accounting acquirer in the Merger. Accordingly, our consolidated financial statements reflect the assets, liabilities and results of operations of Valeant from the Merger Date.

ACQUISITIONS AND DISPOSITIONS

        Since the Merger, we have focused the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies. As described below, we have completed a number of transactions to expand our dermatology and branded generic product portfolios.

iNova

        On December 21, 2011, we acquired iNova from Archer Capital, Ironbridge Capital and other minority management shareholders. We made upfront payments of $656.7 million (AUD$657.9 million), and we will pay a series of potential milestones of up to $59.9 million (AUD$60.0 million) based on the success of pipeline activities, product registrations and overall revenue. The fair value of the contingent payments was determined to be $44.5 million as of the acquisition date. As of December 31, 2011, the assumptions used for determining the fair value of the acquisition-related contingent consideration have not changed significantly from those used at the acquisition date.

        The total fair value of consideration transferred of $701.2 million is comprised primarily of identifiable intangible assets ($424.0 million), goodwill ($211.8 million) and inventory ($43.4 million).

        In connection with the transaction, in November and December 2011, we entered into foreign currency forward-exchange contracts to buy AUD$625.0 million, which were settled on December 20, 2011. We have recorded a $16.4 million foreign exchange gain on the settlement of these contracts, which was recognized in Foreign exchange and other in our consolidated statements of income (loss) for the year ended December 31, 2011.

        iNova sells and distributes a range of prescription and OTC products in Australia, New Zealand, Southeast Asia and South Africa. iNova owns, develops and markets a diversified portfolio of prescription and OTC pharmaceutical products in the Asia Pacific region and South Africa, including leading therapeutic weight management brands such as Duromine®/Metermine®, as well as leading OTC brands in the cold and cough area, such as Difflam®, Duro-Tuss® and Rikodeine®.

Dermik

        On December 16, 2011, we acquired Dermik, a dermatological unit of Sanofi in the U.S. and Canada, as well as the worldwide rights to Sculptra® and Sculptra® Aesthetic, for a total cash purchase price of approximately $420.5 million. The acquisition includes Dermik's inventories and manufacturing facility located in Laval, Quebec. As described below, in connection with the acquisition of Dermik, we were required by the Federal Trade Commission ("FTC") to divest 1% clindamycin and 5% benzoyl peroxide gel, a generic version of BenzaClin®, and 5% fluorouracil cream, an authorized generic of Efudex®.

        The total fair value of the consideration transferred of $420.5 million is comprised primarily of identifiable intangible assets ($341.7 million), property, plant and equipment ($39.6 million) and inventory ($32.4 million).

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Dermik is a leading global medical dermatology business focused on the manufacturing, marketing and sale of therapeutic and aesthetic dermatology products.

Ortho Dermatologics

        On December 12, 2011, we acquired assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc. ("Janssen"), for a total cash purchase price of approximately $346.1 million. The assets acquired include prescription brands Retin-A Micro®, Ertaczo®, Renova® and Biafine®.

        The total fair value of the consideration transferred of $346.1 million is comprised primarily of identifiable intangible assets ($333.6 million).

        Ortho Dermatologics is a leader in the field of dermatology and, over the years, has developed several products to treat skin disorders and dermatologic conditions.

Afexa

        On October 17, 2011, we acquired 73.8% (80,929,921 common shares) of the outstanding common shares of Afexa Life Sciences Inc. ("Afexa") for cash consideration of $67.7 million. The acquisition date fair value of the 26.2% noncontrolling interest in Afexa of $23.8 million was estimated using quoted market prices on such date. At a special meeting of Afexa shareholders held on December 12, 2011, a subsequent acquisition transaction was approved resulting in the privatization of Afexa and the remaining shareholders receiving C$0.85 per share. Consequently, as of December 31, 2011, we owned 100% of Afexa.

        The total fair value of the consideration transferred of $91.5 million is comprised primarily of identifiable intangible assets ($80.6 million), inventory ($22.5 million) and a net deferred tax liability ($(20.5) million).

        Afexa currently markets several consumer brands, such as Cold-FX®, an OTC cold and flu treatment, and Coldsore-FX®, a topical OTC cold sore treatment.

Sanitas

        On August 19, 2011 (the "Sanitas Acquisition Date"), we acquired 87.2% of the outstanding shares of AB Sanitas ("Sanitas") for cash consideration of $392.3 million. Prior to the Sanitas Acquisition Date, we acquired 1,502,432 shares of Sanitas, which represented approximately 4.8% of the outstanding shares. As a result, as of the Sanitas Acquisition Date, we held a controlling financial interest in Sanitas of 92%, or 28,625,025 shares. The acquisition date fair value of the 8% noncontrolling interest in Sanitas of $34.8 million and the acquisition date fair value of the previously-held 4.8% equity interest of $21.1 million, were estimated using quoted market prices on such date. On September 2, 2011, we announced a mandatory non-competitive tender offer (the "Tender Offer") to purchase the remaining outstanding ordinary shares of Sanitas from all public shareholders at €10.06 per share. The Tender Offer closed on September 15, 2011, on which date we purchased an additional 1,968,631 shares (6.4% of the outstanding shares of Sanitas) for approximately $27.4 million. As a result of this purchase, we owned 30,593,656 shares or approximately 98.4% of Sanitas as of September 15, 2011. On September 22, 2011, we received approval from the Securities Commission of the Republic of Lithuania to conduct the mandatory tender offer through squeeze out procedures (the "Squeeze Out") at a price per one ordinary share of Sanitas equal to €10.06, which requested that all minority shareholders sell to us, the ordinary shares of Sanitas owned by them (512,264 ordinary shares, or 1.6% of Sanitas). The noncontrolling interest in Sanitas of approximately 1.6% to be acquired through the Squeeze Out procedures was classified as a liability in our consolidated balance sheet as it is mandatorily redeemable. As of December 31, 2011, the estimated amount due to Sanitas shareholders of $2.4 million was included in Accrued liabilities.

        The total fair value of the consideration transferred of $448.2 million is comprised primarily of the identifiable intangible assets ($247.1 million) and goodwill ($204.8 million).

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

Elidel®/Xerese®

        On June 29, 2011, we entered into a license agreement with Meda Pharma SARL ("Meda") to acquire the exclusive rights to commercialize both Elidel® Cream and Xerese® Cream in the U.S., Canada and Mexico. In addition, we and Meda have the right to undertake development work in respect of Elidel® and Xerese® products. We made an upfront payment to Meda of $76.0 million, and are obligated to pay a series of potential milestones of up to $16.0 million and guaranteed royalties totaling $120.0 million in the aggregate through 2011 and 2012. Thereafter, we will pay a double-digit royalty to Meda on net sales of Elidel®, Xerese® and Zovirax®, including additional minimum royalties of $120.0 million in the aggregate during 2013-2015. The fair value of the upfront and contingent consideration, inclusive of royalty payments, was determined to be $437.7 million as of the acquisition date. As the majority of the contingent consideration relates to future royalty payments, the amount ultimately to be paid under this arrangement will be dependent on the future sales levels of Elidel®, Xerese®, and Zovirax®. In accordance with the acquisition method of accounting, the royalty payments associated with this transaction are treated as part of the consideration paid for the business, and therefore we will not recognize royalty expense in our consolidated statements of income (loss) for these products. The royalty payments are being recorded as a reduction to the acquisition-related contingent consideration liability. For the year ended December 31, 2011, we recognized a loss of $11.2 million due to changes in the fair value of acquisition-related contingent consideration. The loss was recognized as Acquisition-related contingent consideration in our consolidated statements of income (loss). During the year ended December 31, 2011, we made $28.5 million of acquisition-related contingent consideration payments, including royalties and milestones, related to this transaction. In January 2012, we made additional royalty and milestone payments totaling $27.5 million.

        The total fair value of the consideration transferred is comprised primarily of product brands intangible assets ($406.4 million), acquired IPR&D assets ($33.5 million) and a net deferred tax liability ($(2.2) million). The acquired IPR&D assets relate to the development of a Xerese® life-cycle product. The projected cash flows from the acquired IPR&D assets were adjusted for the probability of successful development and commercialization of the product. A risk-adjusted discount rate of 13% was used to present value the projected cash flows. Material cash inflows for the Xerese® life-cycle product are expected to commence in 2014. We have estimated that we will incur costs of approximately $14.0 million to complete the project.

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

PharmaSwiss

        On March 10, 2011, we acquired all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and OTC pharmaceutical company based in Zug, Switzerland. As of the acquisition date, the total consideration transferred to effect the acquisition of PharmaSwiss comprised cash paid of $491.2 million (€353.1 million) and the rights to contingent consideration

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss were achieved for the 2011 calendar year.

        The fair value of the contingent payments was determined to be $27.5 million as of the acquisition date. For the year ended December 31, 2011, we recognized a gain of $13.2 million due to changes in the fair value of acquisition-related contingent consideration. The gain was recognized as Acquisition-related contingent consideration in our consolidated statements of income (loss). We are determining whether a contingent consideration payment of $13.0 million (€10.0 million) is payable based on the net sales results for the 2011 calendar year.

        The total fair value of consideration transferred of $518.7 million is comprised primarily of identifiable intangible assets ($209.2 million), goodwill ($159.7 million) and inventories ($70.3 million).

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

Lodalis™

        On February 9, 2011, we acquired the Canadian rights to Lodalis™ (colesevelam hydrochloride), an oral bile acid sequestrant for hypercholesterolemia, from Genzyme Corporation ("Genzyme") for a $2.0 million upfront payment, to be followed by potential future milestone payments totaling up to $7.0 million. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use and, accordingly, the upfront payment was charged to acquired IPR&D expense as of the acquisition date. In the second quarter of 2011, we made a first milestone payment of $2.0 million to Genzyme, which was charged to acquired IPR&D expense in the period. In September 2011, colesevelam hydrochloride received regulatory approval from Health Canada, in the form of a Notice of Compliance ("NOC"), for commercialization in Canada, which triggered an additional milestone payment of $5.0 million, which we paid in October 2011. We recognized this milestone as an intangible asset in our consolidated balance sheet as of December 31, 2011. Subsequently, we filed for a product name change and a manufacturer name change, and the NOC for Lodalis™ was received from Health Canada on December 28, 2011. The product was launched in Canada in February 2012.

Ribavirin

        On November 1, 2010, we paid Kadmon Pharmaceuticals LLC ("Kadmon") $7.5 million for exclusive rights to certain dosage forms of ribavirin in Poland, Hungary, the Czech Republic, Slovakia, Romania and Bulgaria. Ribavirin is indicated for the treatment of viral diseases, including hepatitis C virus. The total purchase price has been capitalized as a product right intangible asset.

        Under a separate agreement dated November 1, 2010, we granted Kadmon an exclusive, worldwide license to taribavirin, excluding the territory of Japan, in exchange for an upfront payment of $5.0 million, other development milestones, and royalty payments in the range of 8-12% of future net sales. The fair value associated with ribavirin was included in the acquired IPR&D assets identified as of the Merger Date.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Acquisitions

        In 2011, we acquired Ganehill Pty Limited ("Ganehill"), an Australian company engaged in the marketing and distribution of skin care products under the Invisible Zinc® brand. The fair value of the total cash and contingent consideration transferred to effect the acquisition of Ganehill was $19.4 million, which was assigned primarily to product brands intangible assets ($12.7 million) and goodwill ($5.4 million). In addition, we acquired the product rights in Greece for Procef®, Niflamol®, Superace®, and Monopril® for total consideration of $12.0 million, which was assigned primarily to identifiable intangible assets, and we also acquired certain other businesses, including the Canadian rights to Aczone™, Delatestryl® and Viroptic®, for approximately $17.7 million in the aggregate, which was assigned primarily to identifiable intangible assets. We also acquired from Fleming and Company, Pharmaceuticals the product rights to a number of brands, including Ocean® and Nephrocaps®. The fair value of the total consideration transferred was $15.7 million, which was assigned primarily to product brands intangible assets.

Divestitures of IDP-111 and 5-FU

        In connection with the acquisition of Dermik, we were required by the FTC to divest 1% clindamycin and 5% benzoyl peroxide gel ("IDP-111"), a generic version of BenzaClin®, and 5% fluorouracil cream ("5-FU"), an authorized generic of Efudex®.

        On February 3, 2012, we sold the IDP-111 and 5-FU products to Mylan Pharmaceuticals, Inc. for $66.2 million in cash. In the fourth quarter of 2011, we recognized $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell. The impairment charges are included in Amortization of intangible assets in our consolidated statements of income (loss) for the year ended December 31, 2011. The adjusted carrying values of $54.4 million and $14.8 million for IDP-111 and 5-FU, respectively, were classified as Assets held for sale on our consolidated balance sheet as of December 31, 2011 and are included within the U.S. Dermatology reporting segment.

Cloderm®

        On March 31, 2011, we out-licensed product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy's Laboratories, in exchange for a $36.0 million upfront payment, which was received in early April 2011, and future royalty payments. In connection with the out-license of product rights to Cloderm®, we recognized the upfront payment as alliance revenue in the first quarter of 2011, and expensed the $30.7 million carrying amount of the Cloderm® intangible assets as cost of alliance revenue. We are recognizing the future royalty payments as alliance revenue as they are earned.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PRODUCTS IN DEVELOPMENT

        The following products, among others, are currently (or were during 2011) in clinical development:

  •
  Ezogabine/Retigabine

    In collaboration with GSK, we are developing a compound as an adjunctive treatment for partial-onset seizures in patients with epilepsy whose generic name will be ezogabine in the U.S. and retigabine in all other countries. Ezogabine/retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. On October 30, 2009, an NDA was filed for ezogabine for the treatment of refractory partial-onset seizures and the FDA accepted the NDA for review on December 29, 2009. On August 30, 2010, the FDA extended the Prescription Drug User Fee Act ("PDUFA") goal date for ezogabine to November 30, 2010 due to the recent submission of a solicited formal Risk Evaluation and Mitigation Strategy ("REMS"). The REMS was requested by the FDA in correspondence dated August 16, 2010, and was submitted to the FDA on August 26, 2010. On November 30, 2010, we received a Complete Response Letter from the FDA for ezogabine. We evaluated the Complete Response Letter in which the FDA cited non-clinical reasons for this action and provided a reply on April 15, 2011. The FDA approved the drug under the name Potiga™ on June 10, 2011. The Drug Enforcement Administration published a Proposed Rule in the Federal Register to place ezogabine in Schedule V (C-V) of the US Controlled Substance Act on October 21, 2011. The Final Rule was published in the Federal Register on December 15, 2011 and became effective on the same date. Product launch is anticipated to occur in the second quarter of 2012.

    Also, the European Medicines Agency ("EMA") confirmed on November 17, 2009 that the Marketing Authorization Application ("MAA") filed on October 30, 2009 for ezogabine/retigabine was successfully validated, thus enabling the MAA review to commence. In January 2011, the EMA's Committee for Medicinal Products for Human Use ("CHMP") issued an opinion recommending marketing authorization for Trobalt™ (retigabine) as an adjunctive (add-on) treatment of partial-onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. The European Commission adopted the CHMP opinion authorizing Trobalt™ for marketing on March 28, 2011. Additionally, retigabine received a preliminary approval from the Swiss Agency for Therapeutic Products, Swissmedic, in December 2010 and subsequently received final approval on April 1, 2011. Marketing approvals have also occurred in Norway (April 1, 2011), Iceland (April 19, 2011), Chile (July 12, 2011) and Malaysia (January 3, 2012). A New Drug Submission ("NDS") for marketing approval was filed with the Therapeutic Products Directorate ("TPD") of Health Canada on October 28, 2011. The screening acceptance by Health Canada was obtained in December 2011. Once screened, the NDS is targeted to be reviewed within 300 days from the date of screening acceptance.

    Evaluation and progression of a modified release formulation is ongoing. A lead formulation has been selected for evaluation in patients, and FDA feedback on the program development plan has been obtained.

  •
  Cold-FX ® pediatric development

    Cold-FX® for adults, acquired from Afexa in October 2011, has been marketed in Canada since 1996 and as a Natural Health Product since 2004. The current approved indication is to reduce the frequency, severity and duration of colds and flu by boosting the immune system. A Phase 3b study to evaluate the efficacy and safety in children is ongoing. This multi-center study is investigating the potential benefits of three day dosing of Cold-FX® in reducing cold and flu symptoms in children. We anticipate filing a pediatric indication in the fourth quarter of 2012.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  Opana® ER

    Oxymorphone (oxymorphone hydrochloride) is an opioid analgesic that has been available in the U.S. in both parenteral and rectal formulations since 1960. Opana® ER is indicated in patients requiring continuous, around-the-clock opioid treatment for an extended period of time. The NDS for marketing approval for Opana® ER was filed in Canada on February 26, 2010. A Notice of Non-Compliance letter ("NON") was received on June 8, 2011, in which Health Canada requested an update of the risk management plan. The response to the NON letter was submitted on October 8, 2011, and we expect to receive feedback from Health Canada in the second quarter of 2012.

  •
  Lodalis™

    Lodalis™ (colesevelam hydrochloride) is indicated for the reduction of cholesterol blood level in patients with hypercholesterolemia as an adjunct to diet in patients who are not adequately controlled with statin alone, or who are unable to tolerate a statin. We acquired the rights to Lodalis™ for the Canadian market from Genzyme. The NOC for colesevelam hydrochloride was received from Health Canada on September 22, 2011, and following a submission by Valeant for a product name change, the NOC for Lodalis™ was received in December 28, 2011. The product launched in Canada in February 2012.

Dermatology Products

        A number of dermatology product candidates are in development including:

      •
      IDP-107 is an investigational oral treatment for moderate to severe acne vulgaris. Acne is a disorder of the pilosebaceous unit characterized by the presence of inflammatory (pimples) and non-inflammatory (whiteheads and blackheads) lesions, predominately on the face. Acne vulgaris is a common skin disorder that affects about 85% of people at some point in their lives. We are in the process of completing a Phase 2b clinical trial to evaluate the safety and efficacy of IDP-107.

      •
      IDP-108 (efinaconazole), a novel triazole compound, is an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults. Valeant holds an exclusive license from Kaken Pharmaceutical Co., Ltd., to commercialize efinaconazole in North America, Central America, South America and the European Union. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e., ergosterol synthesis inhibition. IDP-108 is a non-lacquer formulation designed for topical delivery into the nail. We have now completed two Phase 3 clinical trials to evaluate the safety and efficacy of IDP-108. Preliminary data showed the investigation drug product IDP-108 to be statistically superior (p<0.001) to placebo for all primary and secondary endpoints and was found to be generally safe and well tolerated. We anticipate filling a New Drug Application ("NDA") in the U.S. and NDS in Canada in 2012.

      •
      IDP-118 is a topical investigational drug product targeted to treat psoriasis. Psoriasis is a chronic, autoimmune disease that appears on the skin. This product is currently in Phase 2 stage of development.

      •
      We acquired certain rights to an investigational compound as part of the Ortho Dermatologics acquisition in December 2011, MC-5, a Human Melanocortin-5 Receptor Antagonist (MC5-RA). It represents a 1st in class drug whose mechanism of action results in the suppression of sebum production by sebaceous glands. We are currently conducting a Phase 2 clinical trial with this compound for the topical treatment of acne vulgaris.

  •
  Lifecycle Management Projects

    Through Valeant's acquisition of Aton in May 2010, we have an ongoing lifecycle management program in place for Lacrisert®, which is in our ophthalmology portfolio. In addition, lifecycle management opportunities are being evaluated for recently acquired dermatology compounds, including Elidel®,

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Xerese®, and Retin-A Micro®. We are developing improvements to these compounds to better meet the needs expressed by the medical community.

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

        Under the terms of the Collaboration Agreement, GSK will pay us up to $545.0 million, of which $40.0 million was received and recognized by us in the second quarter of 2011, as described below, based upon the achievement of certain regulatory, commercialization and sales milestones, and the development of additional indications for ezogabine/retigabine. GSK will also pay us up to an additional $150.0 million if certain regulatory and commercialization milestones are achieved for backup compounds to ezogabine/retigabine.

        In March 2011, the European Commission granted marketing authorization for Trobalt™ (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the FDA approved the NDA for Potiga™ (ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. In December 2011, ezogabine/retigabine received scheduling as a controlled substance, which triggered the commencement of amortization.

        In connection with the first sale of Trobalt™ by GSK in the European Union (which occurred in early May 2011), GSK paid us a $40.0 million milestone payment and will pay up to a 20% royalty on net sales of the product. Upon the first sale of Potiga™ in the U.S. (which is anticipated to occur in the second quarter of 2012), GSK will pay us a $45.0 million milestone payment, and we will share up to 50% of the net profits from the sale of Potiga™. We are recognizing the milestone payments as alliance and royalty revenue upon achievement. Our selling, general and administrative expenses will continue to increase through the second quarter of 2012, in connection with pre-launch activities associated with Potiga™.

        Our rights to ezogabine/retigabine are subject to an asset purchase agreement between Meda Pharma GmbH & Co. KG ("Meda Pharma") and Xcel Pharmaceuticals, Inc., which was acquired by Valeant in 2005 (the "Meda Pharma Agreement"). Under the Meda Pharma Agreement, we are required to make certain milestone and royalty payments to Meda Pharma. Within the U.S., Canada, Australia and New Zealand, any royalty payments to Meda Pharma will be shared by us and GSK. In the rest of the world, we will be responsible for the payment of these royalties to Meda Pharma from the royalty payments we receive from GSK. In connection with the approval of the NDA for Potiga™, we made a $6.0 million milestone payment to Meda Pharma in the second quarter of 2011. As this potential milestone payment had been included in the estimated net future cash flows used to determine the fair value for the ezogabine/retigabine IPR&D assets as of the Merger Date, the payment of this milestone to Meda Pharma was recorded as an addition to the value of those assets.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESTRUCTURING AND INTEGRATION

Merger-Related Cost-Rationalization and Integration Initiatives

        The complementary nature of the Biovail and Valeant businesses has provided an opportunity to capture significant operating synergies from reductions in research and development, general and administrative expenses, and sales and marketing. In total, we have identified approximately $350 million of annual cost synergies that we expect to realize by the end of 2012. Approximately $315 million of cost synergies were realized in 2011. This amount does not include potential revenue synergies or the potential benefits of expanding the Biovail corporate structure to Valeant's operations.

        We have implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

  •
  workforce reductions across the Company and other organizational changes;

  •
  closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

  •
  leveraging research and development spend; and

  •
  procurement savings.

        We estimate that we will incur total costs in the range of up to $185 million (of which the non-cash component, including share-based compensation, is expected to be approximately $55 million) in connection with these cost-rationalization and integration initiatives, of which $181.8 million has been incurred as of December 31, 2011. These costs include: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who have been terminated as a result of Merger; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees, asset impairment charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs.

        The following table summarizes the major components of costs incurred in connection with our Merger-related initiatives through December 31, 2011:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs(1)		Total
($ in 000s)	$	$	$	$	$
Balance, January 1, 2010	—	—	—	—	—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)

Balance, December 31, 2011	2,158	681	—	10,314	13,153

(1)
As described below under "— Research and Development Pipeline Rationalization".

        We do not record restructuring costs in our business segments.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee Termination Costs

        We recognized employee termination costs of $14.5 million and $58.7 million in 2011 and 2010, respectively, for severance and related benefits payable to approximately 500 employees of Biovail and Valeant who have been terminated as a result of the Merger. These reductions primarily reflect the elimination of redundancies and consolidation of staff in the research and development, general and administrative and sales and marketing functions. As of December 31, 2011, $72.1 million of the termination costs had been paid, and we expect that the remaining costs will be paid in the first quarter of 2012.

        In addition, we recognized incremental share-based compensation expense of $3.5 million and $49.5 million in 2011 and 2010, respectively, related to stock options and restricted share units ("RSUs") held by terminated employees of Biovail and Valeant.

Research and Development Pipeline Rationalization

        Prior to the Merger, our product development and business development efforts were focused on unmet medical needs in specialty central nervous system ("CNS") disorders. Since the Merger, we have been employing a leveraged research and development model that allows us to progress development programs, while minimizing research and development expense, through partnerships and other means. In consideration of this model, following the Merger, we conducted a strategic and financial review of our product development pipeline and identified the programs that did not align with our new research and development model. As a result, we recognized IPR&D termination charges of $13.8 million related to negotiated settlements with counterparties, which we recognized and paid in the fourth quarter of 2010.

        In addition to the settlement payments described above, we incurred internal and external costs of $5.3 million in the fourth quarter of 2010 that were directly associated with the fulfillment of our remaining contractual obligations under these terminated arrangements, which costs have been recognized as restructuring costs.

Contract Termination, Facility Closure and Other Costs

        Facility closure costs incurred in 2011 included a $9.8 million charge for the remaining operating lease obligations (net of estimated sublease rentals that could be reasonably obtained) related to our vacated Mississauga, Ontario corporate office facility and a charge of $1.4 million related to a lease termination payment on our Aliso Viejo, California corporate office facility. We have transitioned a number of our corporate office functions to Bridgewater, New Jersey. As a result, a portion of the previously vacated space in the Bridgewater facility have been reoccupied, resulting in a $2.0 million reversal of a previously recognized restructuring accrual related to that space.

        In addition to costs associated with our Merger-related initiatives, we incurred $50.9 million of integration-related costs in 2011, of which $37.5 million had been paid as of December 31, 2011. These costs were primarily related to the integration of operations following the acquisitions of Afexa, PharmaSwiss, Dermik, Ortho Dermatologics, Sanitas and iNova, the consolidation of our manufacturing facilities in Brazil, and worldwide systems integration initiatives. We have identified approximately $200 million, in the aggregate, in expected annualized cost synergies related to these acquisitions. In 2011, we began implementing the actions necessary to realize these synergies, and we anticipate that the implementation will be completed in 2012.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Pre-Merger Cost Rationalization Initiatives

        In May 2008, we initiated restructuring measures that were intended to rationalize our manufacturing operations, pharmaceutical sciences operations, and general and administrative expenses. The following costs were incurred in connection with these initiatives during the three year ended December 31, 2011:

	Asset Impairments			Employee Termination Costs
						Contract Termination, Facility Closure and Other Costs
	Manufacturing	Pharmaceutical Sciences	Corporate	Manufacturing	Pharmaceutical Sciences		Total
($ in 000s)	$	$	$	$	$	$	$
Balance, January 1, 2009	—	—	—	3,309	—	3,346	6,655
Costs incurred and charged to expense	7,591	2,784	10,968	4,942	1,441	2,307	30,033
Cash payments	—	—	—	(2,041)	(1,278)	(1,321)	(4,640)
Non-cash adjustments	(7,591)	(2,784)	(10,968)	—	71	—	(21,272)

Balance, December 31, 2009	—	—	—	6,210	234	4,332	10,776

Costs incurred and charged to expense	400	—	—	1,330	1,924	2,365	6,019
Cash payments	—	—	—	(7,540)	(2,057)	(3,017)	(12,614)
Non-cash adjustments	(400)	—	—	—	(101)	—	(501)

Balance, December 31, 2010	—	—	—	—	—	3,680	3,680

Costs incurred and charged to expense	—	—	—	—	—	(356)	(356)
Cash payments	—	—	—	—	—	(1,078)	(1,078)
Non-cash adjustments	—	—	—	—	—	(2,246)	(2,246)

Balance, December 31, 2011	—	—	—	—	—	—	—

Manufacturing Operations

        On January 15, 2010, we completed the sale of our Dorado, Puerto Rico manufacturing facility for net cash proceeds of $8.5 million.

        As of September 30, 2010, we completed the transfer of remaining manufacturing processes from our Carolina, Puerto Rico manufacturing facility to our plant in Steinbach, Manitoba. Following the end of production, we incurred internal and external costs of $1.3 million directly associated with the final shutdown of the Carolina facility, which costs have been recognized as restructuring costs. We also recorded an impairment charge of $0.4 million in 2010 to write off the remaining carrying value of the Carolina facility after unsuccessful efforts to locate a buyer for the facility.

        We incurred employee termination costs of $9.6 million in total in 2010 for severance and related benefits payable to the approximately 240 employees terminated as a result of the closure of the Dorado and Carolina facilities. As these employees were required to provide service during the shutdown period in order to be eligible for termination benefits, we were recognizing the cost of those termination benefits ratably over the estimated future service period.

        In 2009, we recorded impairment charges of $7.6 million to write down the carrying value of the property, plant and equipment located in Puerto Rico to its estimated fair value.

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

        Prior to 2010, we completed the closure of our research and development facilities in Mississauga, Ontario and Dublin, Ireland, and the consolidation of our previous research and development operations in Chantilly, Virginia.

Corporate Headquarters

        In November 2009, we completed the sale and leaseback of our corporate headquarters in Mississauga, Ontario for net proceeds of $17.8 million. We recognized a loss on disposal of $11.0 million. In June 2011, we vacated this facility. Refer above under "Restructuring and Integration — Merger-Related Cost-Rationalization and Integration Initiatives — Contract Termination, Facility Closure and Other Costs", for further discussion.

U.S. HEALTHCARE REFORM

        In March 2010, the Patient Protection and Affordable Care Act was enacted in the U.S. This healthcare reform legislation contains several provisions that impact our business. Provisions of the new legislation include: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on covered drugs; (ii) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (iii) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.

        Commencing in 2011, the new legislation requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. In addition, commencing in 2011, a new fee has been assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). This fee is calculated based upon each entity's relative share of total applicable branded prescription drug sales to specified U.S. government programs for the preceding calendar year. The aggregate industry wide fee is expected to total $28.0 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.

        This new legislation did not have a material impact on our financial condition or results of operations in 2011 or 2010. In 2011, we made a total payment of $0.6 million related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). We have also incurred a cost of $6.0 million on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the "donut hole").

        Various legal challenges have been filed against this new legislation, with some lower courts reaching conflicting decisions. The Supreme Court has agreed to hear argument on these challenges in March 2012. We cannot predict at this time what impact these challenges will have on our business.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The following table provides selected financial information for each of the last three years:

	Years Ended December 31			Change
	2011	2010	2009	2010 to 2011		2009 to 2010
($ in 000s, except per share data)	$	$	$	$	%	$	%
Revenues	2,463,450	1,181,237	820,430	1,282,213	109	360,807	44
Net income (loss)	159,559	(208,193)	176,455	367,752	NM	(384,648)	NM
Basic earnings (loss) per share	0.52	(1.06)	1.11	1.58	NM	(2.17)	NM
Diluted earnings (loss) per share	0.49	(1.06)	1.11	1.55	NM	(2.17)	NM
Cash dividends declared per share	—	1.280	0.645	(1.280)	NM	0.635	NM

	As of December 31			Change
	2011	2010	2009	2010 to 2011		2009 to 2010
	$	$	$	$	%	$	%
Total assets	13,141,713	10,795,117	2,059,290	2,346,596	22	8,735,827	424
Long-term debt, including current portion	6,651,011	3,595,277	326,085	3,055,734	85	3,269,192	NM

NM — Not meaningful

Financial Performance

Changes in Revenues

        Total revenues increased $1,282.2 million, or 109%, to $2,463.5 million in 2011, compared with $1,181.2 million in 2010, primarily due to:

  •
  incremental revenues from Valeant products and services of $860.1 million in 2011;

  •
  the inclusion of PharmaSwiss revenues from the acquisition date of $199.9 million in 2011;

  •
  the inclusion of Sanitas revenues from the Sanitas Acquisition Date of $49.6 million in 2011;

  •
  the inclusion of Elidel® and Xerese® revenues of $46.0 million in 2011;

  •
  alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment from GSK in connection with the launch of Trobalt™;

  •
  alliance revenue of $36.0 million recognized in the first quarter of 2011 on the out-license of the Cloderm® product rights in March 2011; and

  •
  the inclusion of Dermik, Ortho Dermatologics and Afexa revenues from the acquisition dates of $7.6 million, $9.6 million and $12.6 million, respectively, in the fourth quarter of 2011.

        Total revenues increased $360.8 million, or 44%, to $1,181.2 million in 2010, compared with $820.4 million in 2009, primarily due to:

  •
  the addition of revenues from Valeant products and services of $274.6 million for the period from the Merger Date to December 31, 2010;

  •
  an increase of $37.2 million in Xenazine® product sales, reflecting increased patient enrollment in the U.S. and the addition of rest-of-world sales following the tetrabenazine acquisition in June 2009;

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  an increase of $25.8 million in Wellbutrin XL® product sales, mainly due to incremental revenue following the acquisition of the full U.S. commercialization rights in May 2009, partially offset by declines in prescription volumes due to generic competition; and

  •
  an increase of $20.6 million related to increased demand for our generic Tiazac® product in the U.S., attributable to competitors' manufacturing issues.

        Those factors were partially offset by:

  •
  a decline in Ultram® ER and Cardizem® LA product sales of $46.9 million in the aggregate, due to the impact of generic competition.

Changes in Earnings

        Net income increased $367.8 million to $159.6 million (basic and diluted earnings per share ("EPS") of $0.52 and $0.49, respectively) in 2011, compared with net loss of $208.2 million (basic and diluted loss per share of $1.06) in 2010, reflecting the following factors:

  •
  an increased contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $833.5 million, mainly related to the incremental contribution of Valeant ($549.5 million), PharmaSwiss ($60.0 million), Elidel®/Xerese® ($35.8 million), Sanitas ($27.0 million), Ortho Dermatologics ($8.3 million), Afexa ($7.6 million), and Dermik ($4.1 million). In addition the increase was due to higher volumes and pricing for Xenazine® product and a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights;

  •
  an increase in the recovery of income taxes of $149.5 million, mainly attributable to significant expenses in the U.S., including but not limited to IPR&D charges, amortization, and interest expense. The U.S. has the highest statutory rate relative to all other tax jurisdictions in which we do business, resulting in an overall net tax recovery for the worldwide income tax provision;

  •
  an increase in alliance and royalty revenue of $137.4 million, mainly related to the incremental royalty (IDP-111) and service revenue from Valeant of $64.3 million, alliance revenue of $40.0 million in the second quarter of 2011 related to the milestone payment from GSK in connection with the launch of Trobalt™ and the alliance revenue of $36.0 million recognized in the first quarter of 2011 on the out-license of the Cloderm® product rights in March 2011;

  •
  decreases of $43.2 million in restructuring charges and integration costs, as described below under "Results of Operations — Operating Expenses — Restructuring and Integration Costs";

  •
  decreases of $40.8 million in legal settlements, as described below under "Results of Operations — Operating Expenses — Legal Settlements";

  •
  a $21.3 million net realized gain on the disposal of our equity investment in Cephalon, Inc. ("Cephalon"), which was realized in the second quarter of 2011 (as described below under "Results of Operations — Non-Operating Income (Expense) — Gain (Loss) on Investments, Net"); and

  •
  a $19.1 million net gain realized on foreign currency forward contracts entered in connection with the acquisitions of iNova and PharmaSwiss in 2011, as described below under "Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other".

        Those factors were partially offset by:

  •
  increases of $338.1 million in amortization expense, primarily related to the acquired identifiable intangible assets of Valeant ($246.0 million), Elidel®/Xerese® ($26.4 million), PharmaSwiss ($25.4 million), Zovirax® ($22.6 million), and Sanitas ($11.4 million), the impairment charges of $7.9 million and $19.8 million related to the write-down of the carrying values of the IDP-111 and 5-FU

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    intangible assets, respectively, to their estimated fair values, less costs to sell, as well as an impairment of intangible assets of $12.8 million related to certain OTC products sold in Brazil;

  •
  an increase of $295.9 million in selling, general and administrative expense, as described below under "Results of Operations — Operating Expenses — Selling, general and administrative";

  •
  increases of $248.7 million in interest expense, reflecting $243.4 million related to the legacy Valeant debt assumed as of the Merger Date (partially reduced by the repayment of the Term Loan A Facility in the first quarter of 2011) and the post-Merger issuances of senior notes in the fourth quarter of 2010 and first quarter of 2011, $25.3 million related to the borrowings under our senior secured term loan facility in the third quarter of 2011 and the borrowings under our senior secured credit facilities in the fourth quarter of 2011, partially offset by a decrease of $19.2 million in interest expense related to the repurchases of 5.375% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  increases of $20.0 million in acquired IPR&D costs. We recognized IPR&D impairment charges in the fourth quarter of 2011 of $105.2 million, as described below under "Results of Operations — Operating Expenses — Acquired IPR&D".

        Net income declined $384.6 million to a net loss of $208.2 million (basic and diluted loss per share of $1.06) in 2010, compared with net income of $176.5 million (basic and diluted EPS of $1.11) in 2009, reflecting the following factors:

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

  •
  a $59.4 million increase in interest expense, reflecting $47.8 million related to the assumed Valeant debt and the issuance of 6.875% Senior Notes due December 1, 2018 (the "2018 Notes") by Valeant in November 2010, and $12.1 million related to the issuance of 5.375% Convertible Notes in June 2009;

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

  •
  a $32.4 million charge on the extinguishment of debt in 2010, mainly related to the repurchase of a portion of the 5.375% Convertible Notes and the cash settlement of the written call options on our common shares (as described below under "Results of Operations — Non-Operating Income (Expense) — Loss on Extinguishment of Debt");

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

  •
  a decrease of $22.0 million related to a settlement in 2009 in respect of our investment in auction rate securities (as described below under "Results of Operations — Non-Operating Income (Expense) — Gain (Loss) on Investments, Net").

        Those factors were partially offset by:

  •
  an increased contribution of $153.1 million, mainly related to the addition of Valeant product sales of $254.2 million (net of the incremental charge of $53.3 million to cost of goods sold from the sale of acquired inventory that was written up to fair value), increased Wellbutrin XL®, Xenazine® and generic Tiazac® product sales, and reduced costs and improved capacity utilization of our manufacturing operations. Those factors were partially offset by the reduction in Ultram® ER and Cardizem® LA product sales due to generic competition, and an increased supply price for Zovirax® inventory (as described below under "Results of Operations — Expenses — Cost of Goods Sold"); and

  •
  a $46.9 million reduction in the valuation allowance recorded against Canadian deferred tax assets in 2010 (as described below under "Results of Operations — Income Taxes").

Cash Dividends

        No dividends were declared or paid in 2011. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Second Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement") include restrictions on the payment of dividends. Prior to the Merger, we declared cash dividends per share of $0.28 in 2010, compared with $0.645 in 2009. Following the Merger, we declared the post-Merger special dividend of $1.00 per share, which was paid on December 22, 2010 (as described above under "Biovail Merger with Valeant").

RESULTS OF OPERATIONS

Business Segments

        Effective with the Merger, we operate in the following business segments, based on differences in products and services and geographical areas of operations:

  •
  U.S. Neurology and Other consists of sales of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired. In addition, this segment includes revenue from contract research services provided by CRD prior to its disposal in July 2010.

  •
  U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues in the areas of dermatology and topical medication.

  •
  Canada and Australia consists of pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

  •
  Branded Generics — Europe consists primarily of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where we distribute and market branded, patented products under long-term, renewable contracts). Products are sold primarily in Poland, Serbia, Hungary, Croatia and Russia.

  •
  Branded Generics — Latin America consists of branded generic pharmaceutical and OTC products sold primarily in Mexico and Brazil and exports out of Mexico to other Latin American markets.

        As described in Item 1 titled "Business" of this Form 10-K, we are planning to change our segment structure effective in the first quarter of 2012.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues By Segment

        Our primary sources of revenues are the sale of pharmaceutical and OTC products; the out-licensing of products; and contract services. The following table displays revenues by segment for each of the last three years, the percentage of each segment's revenues compared with total revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment's revenues. Percentages may not sum due to rounding.

	Years Ended December 31						Change
	2011(1)		2010(2)		2009		2010 to 2011		2009 to 2010
($ in 000s)	$	%	$	%	$	%	$	%	$	%
U.S. Neurology and Other(3)	829,289	34	658,312	56	575,321	70	170,977	26	82,991	14
U.S. Dermatology(4)	568,298	23	219,008	19	146,267	18	349,290	159	72,741	50
Canada and Australia(5)	340,240	14	161,568	14	83,959	10	178,672	111	77,609	92
Branded Generics — Europe(6)	470,783	19	73,312	6	14,883	2	397,471	542	58,429	393
Branded Generics — Latin America	254,840	10	69,037	6	—	—	185,803	NM	69,037	NM

Total revenues	2,463,450	100	1,181,237	100	820,430	100	1,282,213	109	360,807	44

(1)
Reflects revenues from Valeant products and services as follows: U.S. Neurology and Other — $229.5 million; U.S. Dermatology — $275.0 million; Canada and Australia — $190.1 million; Branded Generics — Europe — $186.3 million; and Branded Generics — Latin America — $253.8 million.

(2)
Reflects incremental revenues from Valeant products and services commencing on the Merger Date as follows: U.S. Neurology and Other — $60.8 million; U.S. Dermatology — $57.2 million; Canada and Australia — $47.6 million; Branded Generics — Europe — $40.0 million; and Branded Generics — Latin America — $69.0 million.

(3)
Includes sales of Wellbutrin XL®, Xenazine®, Ultram® ER, Cardizem® LA, Cardizem® CD and Tiazac® products, and bioequivalent versions of Cardizem® CD, Procardia XL and Adalat CC products.

(4)
Includes sales of Zovirax® products.

(5)
Includes sales of Wellbutrin® XL, Tiazac® and Glumetza® products. In addition, includes revenues from Afexa's product sales of Cold-FX®.

(6)
Includes sales of Xenazine® and Wellbutrin XL® products in countries outside of the U.S. and Canada.

        Total revenues increased $1,282.2 million, or 109%, to $2,463.5 million in 2011, compared with $1,181.2 million in 2010. A substantial portion of the increase in 2011 was due to an increase in incremental revenues from Valeant of $860.1 million, while the remaining increase was mainly attributable to the effect of the following factors:

  •
  in the U.S. Neurology and Other segment:

  •
  alliance revenue of $40.0 million in the second quarter of 2011 related to the milestone payment from GSK in connection with the launch of Trobalt™; and

  •
  an increase in Xenazine® product sales of $33.4 million, or 47%, to $105.2 million in 2011, compared with $71.8 million in 2010, primarily reflecting year-over-year increases in patient enrollment, as well as a year-over-year average net price increase of approximately 19%.

    Those factors were partially offset by:

  •
  decreases in Wellbutrin XL® U.S. product sales of $28.8 million, or 15%, to $159.2 million in 2011, compared with $188.0 million in 2010, mainly due to volume declines following the introduction of an additional generic competitor in the fourth quarter of 2010, partially offset by the impact of a year-over-year average net price increase of approximately 5%. We anticipate a continuing decline in U.S. Wellbutrin XL® product sales due to generic erosion, although we have implemented initiatives to support the brand. U.S. Wellbutrin XL® product sales, which represented approximately 6% of our

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    total revenue in 2011, are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions.

  •
  in the U.S. Dermatology segment:

  •
  an increase in Zovirax® product sales of $45.3 million, or 28%, to $207.1 million in 2011, compared with $161.8 million in 2010, reflecting the impact of the new 30g presentation which was launched in the first quarter of 2011 as well as a year-over-year average net price increase of approximately 3%;

  •
  the inclusion of Elidel® and Xerese® product sales from the acquisition date of $32.7 million in 2011;

  •
  alliance revenue of $36.0 million in the first quarter of 2011 related to the out-license of the Cloderm® product rights; and

  •
  the inclusion of Dermik and Ortho Dermatologics revenues from the acquisition date of $7.6 million and $9.6 million, respectively, in 2011.

  •
  in the Canada and Australia segment:

  •
  the inclusion of Afexa revenues from the acquisition date of $12.6 million in 2011.

  •
  in the Branded Generics — Europe segment:

  •
  the inclusion of PharmaSwiss revenues from the acquisition date of $199.9 million in 2011; and

  •
  the inclusion of Sanitas revenues from the Sanitas Acquisition Date of $49.6 million in 2011.

        Total revenues increased $360.8 million, or 44%, to $1,181.2 million in 2010, compared with $820.4 million in 2009. A substantial portion of the increase in 2010 was due to incremental revenues from Valeant products and services of $274.6 million, while the remaining year-over-year increase in 2010 was mainly attributable to the effect of the following factors:

  •
  in the U.S. Neurology and Other segment:

  •
  an increase in Xenazine® product sales of $27.2 million, or 61%, to $71.8 million in 2010, compared with $44.6 million in 2009, reflecting year-over-year increases in patient enrollment in the U.S., following the product's launch in December 2008;

  •
  an increase in Wellbutrin XL® product sales of $25.8 million, or 16%, to $188.0 million in 2010, compared with $162.2 million in 2009, reflecting incremental revenue of approximately $50.0 million in 2010, following the acquisition of the full U.S. commercialization rights in May 2009, and the positive effect of subsequent price increases, partially offset by the declines in prescription volumes due to generic competition; and

  •
  an increase in sales of generic Tiazac® of $20.6 million, or 118%, to $38.0 million in 2010, compared with $17.4 million in 2009, which was attributable to competitors' manufacturing issues.

        Those factors were partially offset by:

  •
  a decline in Ultram® ER product sales of $28.8 million, or 53%, to $25.2 million in 2010, compared with $54.0 million in 2009, reflecting the impact on volumes due to the introduction of generic competition to the 100mg and 200mg dosage strengths in November 2009 (which also had some negative impact on sales of the 300mg dosage strength). In addition, upon generic entry, our contractual supply price for branded 100mg and 200mg Ultram® ER products was reduced by 50%. As there was no generic equivalent to the 300mg Ultram® ER product in 2010, our supply price for that dosage strength remained unchanged in 2010. All of those factors were partially offset by revenue generated through our supply of 100mg and 200mg authorized generic versions of Ultram® ER; and

  •
  a decline in revenue from sales of Cardizem® LA of $18.1 million, or 43%, to $23.9 million in 2010, compared with $42.0 million in 2009, reflecting lower volumes as a result of the introduction of a generic version of Cardizem® LA (in all dosage strengths except 120mg) by a competitor in

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

  •
  in the Canada and Australia segment:

  •
  an increase in combined sales of Wellbutrin® XL, Tiazac® and Glumetza® products in Canada of $31.9 million, or 49%, to $96.9 million in 2010, compared with $65.0 million in 2009, reflecting increased prescription volumes for our promoted Wellbutrin® XL and Tiazac® XC brands, as well as increased demand for our branded Tiazac® product, which was attributable to competitors' manufacturing issues. In addition, sales of Glumetza® in the 2010 benefited from a delay in the introduction of a competing generic version of the 500mg dosage strength.

  •
  in the Branded Generics — Europe segment:

  •
  incremental tetrabenazine revenues of $13.8 million in 2010, following the acquisition of the worldwide commercialization and development rights to tetrabenazine in June 2009.

Segment Profit

        Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs and legal settlement and acquired IPR&D charges, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. In addition, share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.

        The following table displays profit (loss) by segment for each of the last three years, the percentage of each segment's profit (loss) compared with corresponding segment revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment's profit (loss). Percentages may not add due to rounding.

	Years Ended December 31						Change
	2011(1)		2010(2)		2009		2010 to 2011		2009 to 2010
($ in 000s)	$	%	$	%	$	%	$	%	$	%
U.S. Neurology and Other	415,273	50	251,129	38	274,548	48	164,144	65	(23,419)	(9)
U.S. Dermatology	185,129	33	47,737	22	87,860	60	137,392	288	(40,123)	(46)
Canada and Australia	104,083	31	51,043	32	35,037	42	53,040	104	16,006	46
Branded Generics — Europe	18,331	4	20,646	28	9,152	61	(2,315)	(11)	11,494	126
Branded Generics — Latin America	(2,164)	(1)	(3,889)	(6)	—	—	1,725	NM	(3,889)	NM

Total segment profit	720,652	29	366,666	31	406,597	50	353,986	97	(39,931)	(10)

(1)
Segment profit (loss) reflects Valeant's operations, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $42.6 million; U.S. Dermatology — $54.5 million; Canada and Australia — $32.3 million; Branded Generics — Europe — $30.1 million; and Branded Generics — Latin America — $48.7 million.

(2)
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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Total segment profit increased $354.0 million, or 97%, to $720.7 million in 2011, compared with $366.7 million in 2010, mainly attributable to the net impact of the factors described in the footnotes under the Segment Profit table above as well as the following:

  •
  in the U.S. Neurology and Other segment:

  •
  alliance revenue of $40.0 million in the second quarter of 2011 related to the Trobalt™ milestone payment from GSK; and

  •
  increased contribution from Xenazine® product sales of $38.1 million, reflecting higher volumes and the positive effect of price increases and lower gross-to-net adjustments.

  •
  in the U.S. Dermatology segment:

  •
  an increased contribution from Zovirax® product sales of $94.0 million, reflecting the supply of the new 30g presentation of the ointment form of the product in the first quarter of 2011, and a lower supply price for inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, such that we retain a greater share of the economic interest in the brand; and

  •
  an increased contribution from Elidel®/Xerese® product sales of $33.0 million.

  •
  in the Canada and Australia segment:

  •
  the inclusion of Afexa segment profit from the acquisition date of $3.4 million in 2011, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets of $3.7 million; and

  •
  increased contribution from Cesamet® and Wellbutrin® XL product sales of $8.9 million and $7.6 million, respectively, in Canada due to volume increases for Cesamet® and higher sales of Wellbutrin® XL reflecting repositioning of product promotion.

  •
  in the Branded Generics — Europe segment:

  •
  the inclusion of PharmaSwiss segment loss from the acquisition date of $16.2 million in 2011, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets of $41.6 million, partially offset by the inclusion of Sanitas segment profit from the Sanitas Acquisition Date of $1.4 million in 2011, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets of $16.3 million.

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

  •
  in the U.S. Dermatology segment:

  •
  a reduced contribution from Zovirax® product sales due to an increased supply price for inventory purchased from GSK, as a result of the conclusion of a price allowance that had entitled us to purchase a pre-determined quantity of Zovirax® inventory at reduced prices; however, following the closing of the acquisition of all U.S. rights to non-ophthalmic topical formulations of Zovirax® in 2011

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    (as described above under "Acquisitions — Zovirax®), we retain a greater share of the economic interest in this brand.

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

  •
  increased revenues and contribution from tetrabenazine product sales, following the acquisition of the worldwide commercialization and development rights to tetrabenazine in June 2009.

Operating Expenses

        The following table displays the dollar amount of each operating expense category for each of the last three years, the percentage of each category compared with total revenues in the respective year, and the dollar and percentage changes in the dollar amount of each category. Percentages may not sum due to rounding.

	Years Ended December 31						Change
	2011		2010		2009		2010 to 2011		2009 to 2010
($ in 000s)	$	%	$	%	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	683,750	28	395,595	33	204,309	25	288,155	73	191,286	94
Cost of alliance and service revenues	43,082	2	10,155	1	13,849	2	32,927	324	(3,694)	(27)
Selling, general and administrative	572,472	23	276,546	23	167,633	20	295,926	107	108,913	65
Research and development	65,687	3	68,311	6	47,581	6	(2,624)	(4)	20,730	44
Amortization of intangible assets	557,814	23	219,758	19	104,730	13	338,056	154	115,028	110
Restructuring and integration costs	97,667	4	140,840	12	30,033	4	(43,173)	(31)	110,807	369
Acquired IPR&D	109,200	4	89,245	8	59,354	7	19,955	22	29,891	50
Acquisition-related costs	32,964	1	38,262	3	5,596	1	(5,298)	(14)	32,666	584
Legal settlements	11,841	—	52,610	4	6,191	1	(40,769)	(77)	46,419	750
Acquisition-related contingent consideration	(10,986)	—	—	—	—	—	(10,986)	NM	—	NM

Total operating expenses	2,163,491	88	1,291,322	109	639,276	78	872,169	68	652,046	102

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

        Cost of goods sold increased $288.2 million, or 73%, to $683.8 million in 2011, compared with $395.6 million in 2010. The cost of goods sold as a percentage of total revenue decreased from 33% in 2010 to 28% in 2011, primarily due to the effect of a lower supply price for Zovirax® inventory purchased from GSK, as a result of a new supply agreement that became effective with the acquisition of the U.S. commercialization rights, which favorably impacted cost of goods sold by $48.7 million in 2011.

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

  •
  the increase in Xenazine® product sales, a lower-margin product;

  •
  the negative impact on Ultram® ER product sales of the reduction in our contractual supply price for the 100mg and 200mg dosage strengths; and

  •
  the negative impact on labor and overhead costs at our Canadian manufacturing facilities, as a result of the strengthening of the Canadian dollar relative to the U.S. dollar.

        Those factors were partially offset by:

  •
  lower labor and overhead costs at our Puerto Rico manufacturing facilities and higher absorption at our Steinbach, Manitoba facility, each of which was a result of the transfer of manufacturing activities from the Puerto Rico facilities to the Steinbach facility;

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

Cost of Alliance and Service Revenues

        Cost of alliance and services revenues reflects the costs associated with providing contract services to, and generating alliance revenue from, external customers.

        Cost of alliance and service revenues increased $32.9 million to $43.1 million in 2011, compared with $10.2 million in 2010, primarily due to the inclusion of the $30.7 million carrying amount of the Cloderm® intangible asset, which was expensed on the out-license of the product rights in the first quarter of 2011.

        Cost of alliance and service revenues declined $3.7 million, or 27%, to $10.2 million in 2010, compared with $13.8 million in 2009, primarily due to:

  •
  a decline in activity levels at CRD prior to its disposal in July 2010, and lower labor costs as a result of headcount reductions at CRD in the second quarter of 2009.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Selling, general and administrative expenses increased $295.9 million, or 107%, to $572.5 million in 2011, compared with $276.5 million in 2010, primarily due to:

  •
  the addition of Valeant's selling, general and administrative expenses, including incremental advertising costs of $64.4 million, partially offset by the realization of operating synergies and cost savings from the Merger;

  •
  the addition of selling, general and administrative expenses relating to PharmaSwiss ($60.8 million), Sanitas ($13.4 million), Elidel®/Xerese® ($2.5 million) and Afexa ($2.4 million); and

  •
  increases of $45.6 million in share-based compensation expense charged to selling, general and administrative expenses in 2011, including an increase of approximately $21.5 million related to the amortization of the fair value increment on Valeant stock options and RSUs converted into the Company awards and the equitable adjustment to certain vested stock option awards, in connection with the post-Merger special dividend of $1.00 per common share declared and paid in the fourth quarter of 2010.

        Selling, general and administrative expenses increased $108.9 million, or 65%, to $276.5 million in 2010, compared with $167.6 million in 2009, primarily due to:

  •
  the addition of Valeant's selling, general and administrative expenses of $74.1 million;

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

        Research and development expenses declined $2.6 million, or 4%, to $65.7 million in 2011, compared with $68.3 million in 2010, which was attributable to the net effect of the termination of certain of our specialty CNS drug development programs in the fourth quarter of 2010 partially offset by the addition of a full year of Valeant's research and development expenses in 2011.

        Research and development expenses increased $20.7 million, or 44%, to $68.3 million in 2010, compared with $47.6 million in 2009, reflecting the addition of Valeant's operating costs of $13.0 million and higher direct project spending on our specialty CNS drug-development programs prior to the Merger. As described above under "Restructuring and Integration — Merger-Related Cost-Rationalization and Integration Initiatives — Research and Development Pipeline Rationalization", we assessed our product development pipeline and decided not to continue a number of these specialty CNS programs. In addition, prior to the Merger, we cancelled the Phase 3 clinical trials that were underway in Europe for BVF-324 (the use of non-commercially available doses of tramadol for the treatment of premature ejaculation), due to slower-than-anticipated enrollment and a lack of commercial interest in the product, and recognized the contractual obligations related to the termination of these studies.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of Intangible Assets

        Amortization expense increased $338.1 million, or 154%, to $557.8 million in 2011, compared with $219.8 million in 2010, primarily due to:

  •
  the amortization of the Valeant, PharmaSwiss, Elidel®/Xerese®, Zovirax®, and Sanitas identifiable intangible assets of $331.8 million in 2011; and

  •
  $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell.

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

Restructuring and Integration Costs

        As described above under "Restructuring and Integration — Merger-Related Cost-Rationalization and Integration Initiatives and — Pre-Merger Cost-Rationalization Initiatives", we recognized primarily Merger-related restructuring charges and other integration costs of $97.7 million in 2011, compared with restructuring charges of $140.8 million and $30.0 million in 2010 and 2009, respectively.

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

        In 2011, we recorded charges of $109.2 million related to the impairment of acquired IPR&D assets relating to the A002, A004, and A006 programs acquired as part of the Aton acquisition in 2010, as well as the IDP-109 and IDP-115 dermatology programs ($105.2 million). The impairment charges were triggered in the fourth quarter of 2011 due to unfavorable study results, feedback received from the FDA which would result in the incurrence of higher costs to perform additional studies, reassessment of risk and the probability of success, and/or pipeline prioritization decisions resulting in the re-allocation of our resources to other research and development ("R&D") programs. In addition in 2011, we recorded a charge of $4.0 million related to the acquisition of the Canadian rights to Lodalis™, which was accounted for as a purchase of IPR&D assets with no alternative future use.

        In 2010, we recorded a charge of $89.2 million related to the istradefylline, Ampakine® and Staccato® loxapine acquisitions ($61.2 million) and the write-off of the BVF-018 acquired IPR&D asset ($28.0 million). In 2009, we recorded a $59.4 million charge related to the acquisitions of the various rights to pimavanserin, fipamezole and GDNF, as well as the write-off of the $8.0 million acquired IPR&D asset related to RUS-350 upon termination of this project.

Acquisition-Related Costs

        Acquisition-related costs declined $5.3 million, or 14%, to $33.0 million in 2011, compared to $38.3 million in 2010, reflecting lower Merger-related expenses incurred in 2011, partially offset by acquisition-related expenses for PharmaSwiss, Sanitas, Dermik, Ortho Dermatologics, Afexa and iNova. In 2009, we incurred costs of $5.6 million in connection with the tetrabenazine acquisition.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Legal Settlements

        In 2011, we recorded legal settlement charges of $11.8 million primarily due to the settlement of litigation and disputes related to revenue-sharing arrangements with, or other payment obligations to, third parties.

        In 2010 and 2009, we recorded legal settlement charges of $52.6 million and $6.2 million, respectively, in connection with agreements or agreements in principle to settle certain Biovail legacy litigation and regulatory matters.

Non-Operating Income (Expense)

        The following table displays each non-operating income or expense category for each of the last three years, and the dollar and percentage changes in the dollar amount of each category.

	Years Ended December 31			Change
	2011	2010	2009	2010 to 2011		2009 to 2010
($ in 000s; Income (Expense))	$	$	$	$	%	$	%
Interest income	4,084	1,294	1,118	2,790	216	176	16
Interest expense	(333,041)	(84,307)	(24,881)	(248,734)	295	(59,426)	239
Write-down of deferred financing charges	(1,485)	(5,774)	(537)	4,289	(74)	(5,237)	NM
Loss on extinguishment of debt	(36,844)	(32,413)	—	(4,431)	14	(32,413)	NM
Foreign exchange and other	26,551	574	507	25,977	NM	67	13
Gain (loss) on investments, net	22,776	(5,552)	17,594	28,328	NM	(23,146)	(132)

Total non-operating expense	(317,959)	(126,178)	(6,199)	(191,781)	152	(119,979)	NM

NM — Not meaningful

Interest Expense

        Interest expense increased $248.7 million, or 295%, to $333.0 million in 2011, compared with $84.3 million in 2010, reflecting $243.4 million related to the legacy Valeant debt assumed as of the Merger Date (partially reduced by the repayment of the Term Loan A Facility in the first quarter of 2011) and the post-Merger issuances of senior notes in the fourth quarter of 2010 and first quarter of 2011, $25.3 million related to the borrowings under our senior secured term loan facility in the third quarter of 2011 and the borrowings under our senior secured credit facilities in the fourth quarter of 2011, partially offset by a decrease of $19.2 million in interest expense related to the repurchases of 5.375% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"). Interest expense in 2011 includes non-cash amortization of debt discounts and deferred financing costs of $25.6 million, in the aggregate.

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

Write-Down of Deferred Financing Charges

        In 2011, we recorded $1.5 million of charges primarily due to a write-off of $1.0 million of deferred financing costs as a result of the amendment and restatement of the credit agreement on October 20, 2011. For more information regarding the credit agreement, see below "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)".

        In 2010, we recorded a write-off of $5.8 million of deferred financing costs as a result of the termination of the Biovail secured revolving credit facility as of the Merger Date.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loss on Extinguishment of Debt

        In 2011, we recognized losses of $36.8 million, primarily related to the repurchase of a portion of the 5.375% Convertible Notes ($31.6 million) (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program and New Securities Repurchase Program") and the share settlement of the 4.0% Convertible Notes ($4.7 million) (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

        In 2010, we recognized losses of $32.4 million, primarily related to the repurchase of a portion of the 5.375% Convertible Notes ($20.7 million) (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program") and on the cash settlement of the written call options on our common shares ($10.1 million).

Foreign Exchange and Other

        Foreign exchange and other increased $26.0 million to $26.6 million in 2011, compared with $0.6 million in 2010, primarily due to the $16.4 million and $2.7 million net gain realized on foreign currency forward contracts entered in connection with the acquisitions of iNova and PharmaSwiss, respectively, in 2011.

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

        In August 2010, we disposed of our entire portfolio of auction rate securities for cash proceeds of $1.4 million and recorded a loss related to an other-than-temporary decline in the estimated fair value these securities of $5.6 million in 2010, compared with $5.2 million in 2009. In addition, in May 2009, we received $22.0 million to settle an arbitration with the investment bank that invested our assets in auction rate securities.

Income Taxes

        The following table displays the dollar amount of the current and deferred provisions for income taxes for each of the last three years, and the dollar and percentage changes in the dollar amount of each provision. Percentages may not sum due to rounding.

	Years Ended December 31			Change
	2011	2010	2009	2010 to 2011		2009 to 2010
($ in 000s; Income (Expense))	$	$	$	$	%	$	%
Current income tax expense	(39,891)	(27,333)	(14,500)	(12,558)	46	(12,833)	89
Deferred income tax benefit	217,450	55,403	16,000	162,047	NM	39,403	NM

Total recovery of income taxes	177,559	28,070	1,500	149,489	NM	26,570	NM

NM — Not meaningful

        In 2011, our effective tax rate was impacted by (i) the release of valuation allowance against a portion of the deferred tax assets in respect of our Canadian tax attributes recognized to the extent of deferred tax liabilities from acquisition; (ii) the release of liabilities for uncertain tax positions; (iii) changes in enacted state tax law for the U.S.; (iv) non-deductible stock based compensation and realized foreign exchange gains where a full valuation allowance is recorded against tax loss carryforwards; (v) income earned in jurisdictions with a lower statutory rate than in Canada and (vi) losses in a jurisdiction with a higher statutory tax rate than in Canada.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        In each of the fourth quarters of 2010 and 2009, we assessed the realizability of a portion of our deferred tax assets related to operating loss carryforwards in the U.S. Biovail's U.S. group had generated positive earnings in each fiscal year commencing with 2006, reflecting a reduction in the overall cost structure, including the elimination of Biovail's U.S. sales force, through restructuring measures implemented in 2006 and 2005. As a result, we reduced the valuation allowance recorded against available U.S. operating loss carryforwards by $26.0 million in the fourth quarter of 2009, with a corresponding increase to net income. In 2010, the Merger resulted in U.S. federal and state tax loss carryforwards becoming subject to the ownership change limitations of the U.S. Internal Revenue Code and similar state legislation. As a result, we increased the valuation allowance by $45.4 million in the fourth quarter of 2010, with a corresponding decrease to net income. In Canada, due to deferred tax liabilities arising from the Merger, we reduced valuation allowance by $46.9 million in the fourth quarter of 2010, with a corresponding increase to net income. In determining the amount of the valuation allowance that was necessary, we considered the amount of U.S. tax loss carryforwards, Canadian tax loss carryforwards, scientific research and experimental development pool, and investment tax credits that we would more likely than not be able to utilize based on future sources of income.

SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

        The following table presents a summary of our unaudited quarterly results of operations and operating cash flows in 2011 and 2010:

	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
($ in 000s)	$	$	$	$	$	$	$	$
Revenue	565,026	609,387	600,584	688,453	219,635	238,771	208,267	514,564
Expenses	490,283	490,921	488,226	694,061	203,268	189,959	334,579	563,516

Operating income (loss)	74,743	118,466	112,358	(5,608)	16,367	48,812	(126,312)	(48,952)

Net income (loss)	6,482	56,360	40,862	55,855	(3,150)	33,969	(207,882)	(31,130)

Basic earnings (loss) per share	0.02	0.19	0.13	0.18	(0.02)	0.21	(1.27)	(0.10)

Diluted earnings (loss) per share	0.02	0.17	0.13	0.18	(0.02)	0.21	(1.27)	(0.10)

Net cash provided by (used in) operating activities	86,330	226,656	173,707	189,780	44,753	108,913	110,924	(1,399)

Fourth Quarter of 2011 Compared to Fourth Quarter of 2010

Results of Operations

        Total revenues increased $173.9 million, or 34%, to $688.5 million in the fourth quarter of 2011, compared with $514.6 million in the fourth quarter of 2010, reflecting the following factors:

  •
  the inclusion of revenues from PharmaSwiss, Sanitas, Elidel®/Xerese®, Dermik, Ortho Dermatologics and Afexa of $58.6 million, $32.6 million, $19.2 million, $7.6 million, $9.6 million and $12.6 million, respectively; and

  •
  growth of key dermatology brands (Zovirax®, Atralin® and Acanya®).

        Those factors were partially offset by:

  •
  a negative foreign currency exchange impact of $14.6 million; and

  •
  a decline in Wellbrutrin XL® sales in the U.S. of $9.3 million.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Net income increased $87.0 million to $55.9 million in the fourth quarter of 2011, compared with net loss of $31.1 million in the fourth quarter of 2010, reflecting the following factors:

  •
  an increased contribution from product sales of $194.1 million, mainly related to the addition of PharmaSwiss', Sanitas', Dermik's, Ortho Dermatologics' and Afexa's product sales (net of the impact of the acquisition accounting adjustment of $10.3 million to inventory that was subsequently sold in the fourth quarter of 2011);

  •
  an increase in the recovery of income taxes of $30.0 million, mainly attributable to significant expenses in the U.S., including but not limited to IPR&D charges, amortization, and interest expense. The U.S. has the highest statutory rate relative to all other tax jurisdictions in which we do business, resulting in an overall net tax recovery for the worldwide income tax provision;

  •
  a decrease of $28.9 million in loss on extinguishment of debt, related to the repurchase of a portion of the 5.375% Convertible Notes and the cash settlement of the written call options on our common shares in the fourth quarter of 2010;

  •
  a $20.0 million net gain from changes in the fair value of acquisition-related contingent consideration primarily related to the probability assessment of potential future payments related to the PharmaSwiss, Aton and Elidel®/Xerese® acquisitions; and

  •
  a $16.4 million gain realized on a foreign currency forward contract entered into in connection with the iNova acquisition.

        Those factors were partially offset by:

  •
  an increase of $77.2 million in acquired IPR&D expenses mainly due to the write-off of the $105.2 million of acquired IPR&D assets relating to the A002, A004, and A006 programs acquired as part of the Aton acquisition in 2010, as well as the IDP-109 and IDP-115 dermatology programs. The impairment charges were triggered in the fourth quarter of 2011 due to unfavorable study results, feedback received from the FDA which would result in the incurrence of higher costs to perform additional studies, reassessment of risk and the probability of success, and/or pipeline prioritization decisions resulting in the re-allocation of our resources to other R&D programs;

  •
  an increase in amortization expense of $75.1 million, primarily related to the identifiable intangible assets of Elidel®/Xerese® ($13.2 million), Sanitas ($7.7 million) Zovirax® ($6.8 million) and PharmaSwiss ($4.9 million) and $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell; and

  •
  an increase of $40.4 million in interest expense, mainly related to the issuances of senior notes in the first quarter of 2011 and the borrowings under our senior secured credit facilities, partially reduced by the repayment of the Term Loan A Facility in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

Cash Flows From Operations

        Net cash provided by operating activities was $189.8 million in the fourth quarter of 2011, compared with net cash used in operating activities of $1.4 million in the fourth quarter of 2010, reflecting an increase of $191.2 million, primarily due to:

  •
  decrease in payments related to the Merger-related restructuring charges ($47.5 million) and legal settlement payments related to Biovail legacy litigation matters ($38.5 million); and

  •
  the impact of changes in working capital of $24.8 million related to timing of other receipts and payments in the ordinary course of business.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The remaining increase is primarily due to the inclusion of cash flows from the operations of PharmaSwiss, Elidel®/Xerese®, Sanitas, Dermik, Ortho Dermatologics and Afexa in 2011, as well as growth from our existing portfolio.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Financial Condition

        The following table presents a summary of our financial condition as of December 31, 2011 and 2010:

	As of December 31
	2011	2010	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	164,111	394,269	(230,158)	(58)
Long-lived assets(1)	11,670,826	9,655,908	2,014,918	21
Long-term debt, including current portion	(6,651,011)	(3,595,277)	(3,055,734)	85
Shareholders' equity	4,007,016	4,911,096	(904,080)	(18)

(1)
Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.

Cash and Cash Equivalents

        Cash and cash equivalents declined $230.2 million, or 58%, to $164.1 million as of December 31, 2011, compared with $394.3 million at December 31, 2010, which primarily reflected the following uses of cash:

  •
  $2,791.5 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the PharmaSwiss, Sanitas, Zovirax®, Elidel®/Xerese®, Dermik, Ortho Dermatologics, Afexa and iNova acquisitions;

  •
  $499.6 million related to the purchase of common shares from ValueAct Capital Master Fund, L.P. ("ValueAct"), $623.3 million in cash paid to repurchase a portion of the 5.375% Convertible Notes, which included the payment of accreted interest of $9.8 million (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program and New Securities Repurchase Program"), $139.6 million related to the repurchase of our common shares and $66.9 million paid to settle written call options;

  •
  $975.0 million repayment of the Term Loan A Facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $54.9 million, $34.2 million and $9.5 million paid on the redemption of a portion of the 6.875% senior notes due 2018 (the "2018 Notes"), 6.50% senior notes due 2016 (the "2016 Notes") and 7.00% senior notes due 2020 (the "2020 Notes"), respectively;

  •
  $59.7 million of employee withholding taxes paid in connection with the exercise of share-based awards;

  •
  purchases of property, plant and equipment of $58.5 million;

  •
  payments of $40.7 million of debt issuance costs;

  •
  payments of $31.8 million primarily related to Elidel®/Xerese® contingent consideration;

  •
  payments of $28.5 million related to the acquisition of Sanitas's noncontrolling interest in 2011; and

  •
  payments of $24.0 million related to the acquisition of Afexa's noncontrolling interest in the fourth quarter of 2011.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Those factors were partially offset by the following sources of cash:

  •
  $2,139.7 million of net proceeds on the issuance of senior notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $2,405.5 million of net borrowings under our senior secured credit facilities (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $676.5 million in operating cash flows primarily due to the acquisitions of PharmaSwiss, Elidel®/Xerese®, Sanitas, Dermik, Ortho Dermatologics and Afexa in 2011, which includes interest paid on long-term debt of $247.9 million; and

  •
  $68.3 million in proceeds from stock option exercises, including tax benefits.

Long-Lived Assets

        Long-lived assets increased $2,014.9 million, or 21%, to $11,670.8 million as of December 31, 2011, compared with $9,655.9 million at December 31, 2010, primarily due to:

  •
  the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment of Sanitas, PharmaSwiss, iNova, Dermik, Ortho Dermatologics and Afexa, which amounted to $535.2 million, $378.6 million, $651.0 million, $389.4 million, $337.3 million and $92.4 million in the aggregate, respectively;

  •
  $439.9 million related to the acquired Elidel® and Xerese® identifiable intangible assets;

  •
  the $300.0 million paid to acquire the U.S. and Canadian rights to Zovirax®; and

  •
  purchases of property, plant and equipment of $58.5 million.

        Those factors were partially offset by:

  •
  the depreciation of plant and equipment and amortization of intangible assets of $612.6 million in the aggregate, including $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell, as well as an impairment of intangible assets of $12.8 million related to certain OTC products sold in Brazil;

  •
  a foreign currency exchange impact of $323.8 million;

  •
  impairment charges of acquired IPR&D assets of $105.2 million relating to the A002, A004, and A006 programs acquired as part of the Aton acquisition in 2010, as well as the IDP-109 and IDP-115 dermatology programs. The impairment charges were triggered in the fourth quarter of 2011 due to unfavorable study results, feedback received from the FDA which would result in the incurrence of higher costs to perform additional studies, reassessment of risk and the probability of success, and/or pipeline prioritization decisions resulting in the re-allocation of our resources to other R&D programs;

  •
  the carrying amount of $69.2 million, in the aggregate, related to the IDP-111 and 5-FU intangible assets which were reclassified to assets held for sale as a result of the requirement by the FTC to divest these products in connection with the acquisition of Dermik; and

  •
  the $30.7 million carrying amount of the Cloderm® intangible assets expensed in connection with the out-license of the product rights.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Long-term Debt

        Long-term debt (including the current portion) increased $3,055.7 million, or 85%, to $6,651.0 million as of December 31, 2011, compared with $3,595.3 million at December 31, 2010, primarily due to:

  •
  the issuance of $2,150.0 million principal amount of senior notes in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  $2,405.5 million of net borrowings under our senior secured credit facilities (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

        Those factors were partially offset by:

  •
  the $975.0 million repayment of the Term Loan A;

  •
  $54.9 million, $34.2 million and $9.5 million paid on the redemption of a portion of the 2018 Notes, the 2016 Notes and the 2020 Notes, respectively;

  •
  the share settlement of the $221.3 million carrying amount of the liability component of the 4.0% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  the repurchase of $183.2 million carrying amount of the liability component of the 5.375% Convertible Notes, exclusive of related deferred financing costs (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program and New Securities Repurchase Program").

Shareholders' Equity

        Shareholders' equity declined $904.1 million, or 18%, to $4,007.0 million as of December 31, 2011, compared with $4,911.1 million at December 31, 2010, primarily due to:

  •
  a charge for the excess of $666.0 million of the fair value of the common shares issued to effect the settlement of the 4.0% Convertible Notes over the estimated fair value of the liability component (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  a decrease of $499.6 million related to the repurchase of common shares from ValueAct, and a decrease of $139.6 million related to open-market repurchases of our common shares in 2011;

  •
  a charge for the excess of $414.1 million of the repurchase price of the 5.375% Convertible Notes over the estimated fair value of the liability component (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program and New Securities Repurchase Program"); and

  •
  a negative foreign currency translation adjustment of $304.4 million to other comprehensive income, mainly due to the impact of a strengthening of the U.S. dollar relative to a number of other currencies, including the Polish zloty, Mexican peso, euro, Brazilian real and Canadian dollar, which decreased the reported value of our net assets denominated in those currencies.

        Those factors were partially offset by:

  •
  the $892.0 million fair value of the common shares issued upon settlement of the 4.0% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  net income of $159.6 million, including $94.0 million of share-based compensation recorded in additional paid-in capital.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows

        Our primary sources of cash include: the cash generated from operations; the issuance of long-term debt and borrowings under our senior secured credit facilities; and proceeds from the sale of non-core assets. Our primary uses of cash include: business development transactions; interest and principal payments; securities repurchases; restructuring activities; salaries and benefits; inventory purchases; research and development spending; sales and marketing activities; capital expenditures; legal costs; litigation and regulatory settlements; and dividend payments. The following table displays cash flow information for each of the last three years:

	Years Ended December 31			Change
	2011	2010	2009	2010 to 2011		2009 to 2010
($ in 000s)	$	$	$	$	%	$	%
Net cash provided by operating activities	676,473	263,191	360,897	413,282	157	(97,706)	(27)
Net cash (used in) provided by investing activities	(2,844,508)	228,939	(742,772)	(3,073,447)	NM	971,711	NM
Net cash provided by (used in) financing activities	1,948,165	(213,283)	177,047	2,161,448	NM	(390,330)	NM
Effect of exchange rate changes on cash and cash equivalents	(10,288)	959	1,744	(11,247)	NM	(785)	NM

Net (decrease) increase in cash and cash equivalents	(230,158)	279,806	(203,084)	(509,964)	(182)	482,890	NM
Cash and cash equivalents, beginning of year	394,269	114,463	317,547	279,806	NM	(203,084)	(64)

Cash and cash equivalents, end of year	164,111	394,269	114,463	(230,158)	(58)	279,806	NM

NM — Not meaningful

Operating Activities

        Net cash provided by operating activities increased $413.3 million, or 157%, to $676.5 million in 2011, compared with $263.2 million in 2010, primarily due to:

  •
  an increase in cash flows from the operations of Valeant due to the full year impact in 2011;

  •
  the inclusion of cash flows from the operations of PharmaSwiss, Elidel®/Xerese®, Sanitas, Dermik, Ortho Dermatologics and Afexa in 2011;

  •
  the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt™;

  •
  the receipt of the $36.0 million upfront payment related to the out-licensee of the Cloderm® product rights;

  •
  the increased contribution from Xenazine® and Zovirax® product sales of $38.1 million and $94.0 million, respectively, in 2011 as described above under "Results of Operations — Segment Profit"; and

  •
  a decrease in legal settlement payments of $17.9 million.

        Those factors were partially offset by:

  •
  a decrease of $210.2 million related to higher interest paid on long-term debt, mainly due to the issuance of the senior notes in the first quarter of 2011; and

  •
  a decrease of $189.8 million related to changes in accounts receivable reflecting higher sales in the fourth quarter of 2011, the receivable from ValueAct related to withholding taxes on the March 2011 share repurchase, additions of Dermik and Ortho Dermatologics accounts receivable and timing of receipts in the normal course of business.

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

Investing Activities

        Net cash used in investing activities was $2,844.5 million in 2011, compared with net cash provided by investing activities of $228.9 million in 2010, reflecting an increase of $3,073.5 million, primarily due to:

  •
  payments of $2,791.5 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets, mainly in respect of the PharmaSwiss, Sanitas, Zovirax®, Elidel®/Xerese®, Dermik, Ortho Dermatologics, Afexa and iNova acquisitions in 2011;

  •
  the non-recurrence of net cash acquired in the acquisition of Valeant in the prior year of $309.0 million; and

  •
  an increase of $41.7 million in purchases of property, plant and equipment.

        Those factors were partially offset by:

  •
  a net gain of $21.3 million on the disposal of the Cephalon common stock, representing the excess of the $81.3 million in net proceeds received over the $60.0 million paid to acquire the shares; and

  •
  a decrease of $61.2 million primarily related to the acquisition of certain specialty CNS drug development programs in 2010 that did not similarly occur in 2011.

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

Financing Activities

        Net cash provided by financing activities was $1,948.2 million in 2011, compared with net cash used in financing activities of $213.3 million in 2010, reflecting an increase of $2,161.5 million, primarily due to:

  •
  an increase related to net proceeds of $2,139.7 million from the issuance of senior notes in the first quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  an increase of $2,405.5 million in net borrowings under our senior secured credit facilities in the fourth quarter of 2011 (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  an increase of $537.5 million related to the repayments of the Term Loan B Facility, Term Loan A Facility and Cambridge obligation in 2010; and

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  an increase of $356.3 million related to the cash dividend paid in 2010.

        Those factors were partially offset by:

  •
  a decrease of $975.0 million related to the repayment of the Term Loan A Facility in the first quarter of 2011;

  •
  a decrease related to net proceeds of $992.4 million from the issuance of the 2018 Notes in 2010;

  •
  a decrease of $359.2 million related to the repurchase of a portion of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in 2011;

  •
  a decrease of $499.6 million related to the purchase of common shares from ValueAct in 2011;

  •
  a decrease of $79.5 million related to the repurchase of our common shares in 2011;

  •
  $54.9 million, $34.2 million and $9.5 million paid on the redemption of a portion of the 2018 Notes, the 2016 Notes and the 2020 Notes, respectively;

  •
  a decrease of $45.2 million related to higher employee withholding taxes paid on the exercise of employee share-based awards;

  •
  a decrease of $36.1 million related to higher payments of debt issuance costs;

  •
  a decrease of $29.2 million related to higher payments on call option settlements;

  •
  payments of $28.5 million related to the acquisition of Sanitas's noncontrolling interest in 2011;

  •
  payments of $31.8 million primarily related to Elidel®/Xerese® contingent consideration; and

  •
  payments of $24.0 million related to the acquisition of Afexa's noncontrolling interest in the fourth quarter of 2011.

        Net cash used in financing activities was $213.3 million in 2010, compared with net cash cash provided by financing activities of $177.0 million in 2009, reflecting a decline of $390.3 million, primarily due to:

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Assets (Liabilities)

        The following table displays our net financial liability position as of December 31, 2011 and 2010:

		As of December 31
		2011	2010	Change
	Maturity Date
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		164,111	394,269	(230,158)	(58)
Marketable securities		6,338	8,166	(1,828)	(22)

Total financial assets		170,449	402,435	(231,986)	(58)

Financial liabilities:
Revolving Credit Facility	April 2016	(220,000)	—	(220,000)	NM
New Term Loan A Facility	April 2016	(2,185,520)	—	(2,185,520)	NM
Term Loan A Facility		—	(975,000)	975,000	NM
Senior Notes:
6.50%	July 2016	(915,500)	—	(915,500)	NM
6.75%	October 2017	(497,949)	(497,589)	(360)	NM
6.875%	December 2018	(938,376)	(992,498)	54,122	NM
7.00%	October 2020	(686,228)	(695,735)	9,507	NM
6.75%	August 2021	(650,000)	—	(650,000)	NM
7.25%	July 2022	(540,427)	—	(540,427)	NM
Convertible Notes:
4.0% Convertible Notes	November 2013	—	(220,792)	220,792	NM
5.375% Convertible Notes	August 2014	(17,011)	(196,763)	179,752	(91)
Other:
Cambridge obligation		—	(16,900)	16,900	(100)

Total financial liabilities		(6,651,011)	(3,595,277)	(3,055,734)	85

Net financial liabilities		(6,480,562)	(3,192,842)	(3,287,720)	103

NM — Not meaningful

        On September 27, 2010, Valeant and certain of its subsidiaries entered into a Credit and Guaranty Agreement (the "Old Credit Agreement") with a syndicate of lending institutions, consisting of (1) a four-and-one half-year non-amortizing $125.0 million revolving credit facility, (2) a five-year amortizing $1.0 billion Term Loan A Facility, and (3) a six-year amortizing $1.625 billion term loan B facility (the "Term Loan B Facility"). Effective November 29, 2010, the Term Loan B Facility was repaid in full. Effective March 8, 2011, Valeant terminated the Old Credit Agreement, using a portion of the net proceeds from the combined offering of the 2016 Notes and 7.25% senior notes due 2022 (the "2022 Notes") (as described below) to prepay the amounts outstanding under the Term Loan A Facility.

        On February 8, 2011, Valeant issued $650.0 million aggregate principal amount of 6.75% senior notes due 2021 at par (the "2021 Notes"). Interest on the 2021 Notes accrues at the rate of 6.75% per year. The net proceeds of the 2021 Notes offering were principally used to finance the PharmaSwiss and Zovirax® acquisitions.

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

        The senior notes issued by Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $3,056.3 million and total liabilities of $853.1 million as of December 31, 2011, and net revenues of $617.7 million and net loss from operations of $2.4 million for the year ended December 31, 2011.

        On April 20, 2011, we distributed a notice of redemption to holders of the 4.0% Convertible Notes, pursuant to which all of the outstanding 4.0% Convertible Notes on May 20, 2011 would be redeemed. Prior to that date, at the election of the holders, all of the outstanding 4.0% Convertible Notes were converted into 17,782,764 common shares of the Company, at a conversion rate of 79.0667 common shares per $1,000 principal amount of notes, which represented a conversion price of approximately $12.65 per share. The carrying amount of the 4.0% Convertible Notes prior to settlement was $221.3 million and the aggregate fair value of the common shares issued to effect the settlement was $892.0 million. The difference of $670.7 million between the carrying amount and the fair value of the common shares issued upon settlement was recognized as a loss on extinguishment of debt ($4.7 million) and a charge to shareholders' equity ($666.0 million).

        With respect to Valeant's call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes, these agreements consisted of purchased call options on 15,813,338 common shares, which matured on May 20, 2011, and written call options on the identical number of shares, which matured on August 18, 2011. Following the Merger Date, these call options were to be settled in common shares of the Company. In June 2011, we received 11,479,365 common shares of the Company on the net-share settlement of the purchased call options, which common shares were subsequently cancelled. In September 2011, Valeant amended the written call option agreements, so that Valeant could elect to settle all or some of the written call options in cash. In the third quarter of 2011, Valeant paid $66.9 million in cash and issued 7,518,595 of its common shares on a net-share basis to settle the written call options. Subsequent to September 30, 2011, 961,461 common shares were issued on a net-share basis to complete the settlement of the written call options.

        On August 10, 2011, Valeant entered into the Amended and Restated Credit and Guaranty Agreement (the "Agreement") with the Company and certain of our subsidiaries as guarantors. The Agreement amended and restated the terms of a credit agreement entered into on June 29, 2011, which provided for a one-and-one-half-year non-amortizing $200.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility remained in effect under the Agreement, which additionally provided for a three-month non-amortizing $650.0 million term loan facility (the "Bridge Facility"). The Agreement contained an uncommitted incremental term loan facility, pursuant to which one or more existing lenders or other lenders, at their sole discretion and subject to certain conditions, might provide up to an additional $500.0 million in term loans under the Bridge Facility upon Valeant's request. The Bridge Facility and the Revolving Credit Facility were scheduled to mature on December 15, 2011 and December 29, 2012, respectively. In connection with the amendment and restatement of the credit facilities on October 20, 2011 (as described below), Valeant repaid the amounts outstanding under the Revolving Credit Facility and Bridge Facility.

        In connection with the acquisition of Sanitas, we assumed Sanitas's outstanding long-term debt, including current portion, of approximately $67.1 million at the Sanitas Acquisition Date. Sanitas had a Facility Agreement (the "Sanitas Agreement") and Revolving Credit Line Agreement (together, the "Sanitas Credit Facilities") with two financial institutions. The Sanitas Agreement provided for a 310.0 million Polish zloty term loan facility, maturing in May 2014. The Revolving Credit Line Agreement provided 20.0 million Polish zloty, maturing in May 2012. Effective December 1, 2011, we terminated the Sanitas Agreement and repaid the amounts outstanding under the Sanitas Credit Facilities.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        On October 20, 2011, we and certain of our subsidiaries as guarantors entered into the Credit Agreement with a syndicate of financial institutions. The Credit Agreement amended and restated the terms of the Agreement entered into on August 10, 2011. The Credit Agreement provides for a $275 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the "New Revolving Credit Facility"), and a $1.725 billion senior secured term loan A facility (the "New Term Loan A Facility"), which includes a $500 million delayed draw term loan facility (the "Delayed Draw Facility"). The Credit Agreement also contains an uncommitted incremental facility, pursuant to which one or more existing lenders or other lenders, at their sole discretion and subject to certain conditions, may provide up to an additional $500.0 million in term loans or revolving loans. The New Revolving Credit Facility matures on April 20, 2016 and does not amortize. The New Term Loan A Facility matures on April 20, 2016 and amortizes quarterly commencing March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the New Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20% annually commencing March 31, 2014, payable in quarterly installments.

        On December 19, 2011, under the New Term Loan A Facility, we syndicated $500.0 million of incremental term loans (the "Incremental Term Loans" and, together with the New Revolving Credit Facility and the New Term Loan A Facility, the "Senior Secured Credit Facilities") in connection with our acquisition of iNova. The Incremental Term Loans will mature in April 2016 and have terms that are consistent with our New Term Loan A Facility. As of December 31, 2011, $220.0 million in aggregate principal amount in revolving loans was outstanding under the New Revolving Credit Facility and $2,185.5 million in term loans was outstanding under the New Term Loan A Facility.

        On February 13, 2012, we and certain of our subsidiaries as guarantors entered into the Third Amended and Restated Credit and Guaranty Agreement (the "New Credit Agreement") with a syndicate of financial institutions and investors. Under the New Credit Agreement, in addition to the Senior Secured Credit Facilities, we syndicated a $600.0 million senior secured tranche B term loan facility (the "Tranche B Term Loans" and, together with the Senior Secured Credit Facilities, the "New Senior Secured Credit Facilities") to fund the repayment of outstanding amounts under our Revolving Credit Facility and for general corporate purposes, including acquisitions. The Tranche B Term Loans mature on February 13, 2019 and amortizes quarterly commencing June 30, 2012 at an annual rate of 1.0%.

        Our primary sources of liquidity are our cash flows from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations and funds available under the New Senior Secured Credit Facilities will be sufficient to meet our current liquidity needs. We have no material commitments for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. In January 2012, Moody's Investor Services ("Moody's") downgraded our senior secured debt rating from Baa3 to Ba1. At the same time, Moody's reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). Increased debt levels could result in further ratings pressure. A further downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.

        As of December 31, 2011, we were in compliance with all of our covenants related to our outstanding debt. Our short-term debt maturities consist of $111.2 million outstanding principal amount under the New Term A Facility, due in quarterly installments of $27.8 million. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.

Securities Repurchase Program

        On November 4, 2010, we announced that the board of directors had approved a securities repurchase program, pursuant to which we were able to make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law. On August 29, 2011, we announced that the board of

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

directors had approved an increase of $300.0 million under our securities repurchase program (the "Securities Repurchase Program"). As a result, under the Securities Repurchase Program, we were able to repurchase up to $1.8 billion of our convertible notes, senior notes, common shares and/or other notes or shares that were issued prior to the completion of the program.

        On November 4, 2010, our board of directors also approved a sub-limit of up to 16.0 million common shares to be purchased for cancellation under a normal course issuer bid through the facilities of the NYSE and TSX, subject to obtaining the appropriate approvals. Initially, purchases under our Securities Repurchase Program of up to 15.0 million common shares could be made through the facilities of the NYSE, in accordance with applicable rules and guidelines, representing approximately 5% of our issued and outstanding common shares as of November 4, 2010. In August 2011, we filed, and the TSX approved, a Notice of Intention to make a normal course issuer bid to repurchase up to the remaining 1,000,000 common shares through the facilities of the TSX. Shareholders of the Company may obtain a copy of the Company's Notice of Intention with respect to its normal course issuer bid, at no charge, by contacting the Company. The Securities Repurchase Program terminated on November 7, 2011.

        In 2011, under our Securities Repurchase Program, we repurchased $203.8 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $619.4 million.

        In March 2011, we repurchased 7,366,419 of our common shares from ValueAct for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of December 31, 2011, we had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the March 2011 repurchase. We expect that this payment will be received in the first half of 2012. In May 2011, a subsidiary of the Company purchased 4,498,180 of our common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, the Company purchased these common shares from its subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct. In addition, in 2011, under the Securities Repurchase Program, we repurchased 1,800,000 of our common shares for an aggregate purchase price of $74.5 million. These common shares were subsequently cancelled. As a result, in 2011, under the Securities Repurchase Program, we repurchased, in the aggregate, 13,664,599 common shares for an aggregate purchase price of $574.1 million.

        In 2011, under the Securities Repurchase Program, we have also redeemed $10.0 million aggregate principal amount of 2018 Notes for an aggregate purchase price of $9.9 million.

        In 2010, under the Securities Repurchase Program, we repurchased $126.3 million principal amount of the 5.375% Convertible Notes for consideration of $259.2 million and 2,305,000 million of our common shares for consideration of $60.1 million.

        In connection with the Securities Repurchase Program through the termination date of November 7, 2011, we had repurchased approximately $1.5 billion, in the aggregate, of our convertible notes, senior notes and common shares.

New Securities Repurchase Program

        On November 3, 2011, we announced that our board of directors had approved a new securities repurchase program (the "New Securities Repurchase Program"). Under the New Securities Repurchase Program, which commenced on November 8, 2011, we may make purchases of up to $1.5 billion of our convertible notes, senior notes, common shares and/or other future debt or shares. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as we complete our purchases. The amount of securities to be purchased and the timing of purchases under the New Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements. The securities to be repurchased will be funded using our cash resources.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The board of directors also approved a sub-limit under the New Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of our public float or 5% of our issued and outstanding common shares, in each case calculated as of the date of the commencement of the New Securities Repurchase Program. We are permitted to make purchases of up to 15,395,686 common shares on the open market through the facilities of the NYSE, representing approximately 5% of our issued and outstanding common shares on the date of the commencement of the New Securities Repurchase Program. Subject to completion of appropriate filings with and approval by the TSX, we may also make purchases of our common shares over the facilities of the TSX. Purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX. All common shares purchased under the New Securities Repurchase Program will be cancelled.

        In 2011, under the New Securities Repurchase Program, we repurchased $1.2 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $3.9 million.

        In 2011, under the New Securities Repurchase Program, we also repurchased 1,534,857 of our common shares for an aggregate purchase price of $65.1 million and we redeemed $89.9 million aggregate principal amount of our senior notes for an aggregate purchase price of $88.7 million.

        In addition, under the New Securities Repurchase Program, through February 23, 2012, we have repurchased an additional $161.7 million, in the aggregate, of our convertible notes, senior notes and common shares.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

        The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	2012	2013 and 2014	2015 and 2016	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt obligations, including interest(1)	9,265,570	482,592	1,408,502	3,224,441	4,150,035
Acquisition-related contingent consideration(2)	221,038	82,288	88,750	50,000	—
Lease obligations	70,747	15,847	20,401	6,433	28,066
Purchase obligations(3)	51,888	41,466	6,398	4,024	—

Total contractual obligations	9,609,243	622,193	1,524,051	3,284,898	4,178,101

(1)
Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.

(2)
Primarily reflects the minimum guaranteed obligations related to the license agreement for Elidel® and Xerese®. These amounts do not include contingent obligations related to future milestone payments or potential royalty payments in excess of the minimum guaranteed obligations related to the Elidel® and Xerese® license agreement. Such contingent obligations are recorded at fair value in our consolidated financial statements. Refer to "Acquisitions and Dispositions" above for additional information.

(3)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and include obligations for minimum inventory and capital expenditures, and outsourced information technology, product promotion and clinical research services.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The above table does not reflect the following contingent payments:

  •
  Contingent milestone payments of $412.2 million in the aggregate, including contingent consideration of up to $390.0 million that we may be required to pay related to the acquisition of Princeton Pharma Holdings LLC, and its wholly-owned operating subsidiary, Aton on May 26, 2010. The Aton contingent consideration consists of future milestones predominantly based upon the achievement of approval and commercial targets for certain pipeline products.

  •
  Acquisition-related contingent consideration of up to $13.0 million (€10.0 million) and $59.9 million related to the acquisitions of PharmaSwiss and iNova, described above under "Acquisitions and Dispositions".

        Also excluded from the above table is a liability for uncertain tax positions totaling $91.7 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

OUTSTANDING SHARE DATA

        Our common shares are listed on the TSX and the NYSE under the ticker symbol "VRX".

        At February 23, 2012, we had 306,583,018 issued and outstanding common shares and 1,842,257 common shares issuable in connection with the Merger. In addition, we had 10,545,227 stock options and 1,742,830 time-based RSUs that each represent the right of a holder to receive one of the Company's common shares, and 2,094,544 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 4,391,640 common shares could be issued upon vesting of the performance-based RSUs outstanding.

        Assuming full share settlement, 1,226,271 common shares are issuable upon the conversion of the 5.375% Convertible Notes (based on a current conversion rate of 69.6943 common shares per $1,000 principal amount of notes, subject to adjustment).

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

Foreign Currency Risk

        Historically, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We faced foreign currency exposure on the translation of our operations in Canada from Canadian dollars to U.S. dollars. Effective with the Merger, we have additional foreign currency exposure related to the Polish zloty (and other Eastern European currencies), the Mexican peso, the Brazilian real and the Australian dollar. These operations are subject to risks inherent in conducting business abroad, including price and

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. As of December 31, 2011, a 1% change in foreign currency exchange rates would have impacted our shareholders' equity by approximately $35 million.

        In 2011 and 2010, the repurchase of $205.0 million and $126.3 million principal amount of the U.S. dollar-denominated 5.375% Convertible Notes, respectively, resulted in a foreign exchange gain for Canadian income tax purposes of approximately $24.0 million and $10.0 million, respectively. The payment of the remaining balance of the 5.375% Convertible Notes will likely result in a foreign exchange gain or loss for Canadian income tax purposes. The amount of this gain or loss will depend on the exchange rate between the U.S. and Canadian dollar at the time the 5.375% Convertible Notes are paid. As of December 31, 2011, the unrealized foreign exchange gain on the translation of the remaining principal amount of the 5.375% Convertible Notes to Canadian dollars for Canadian income tax purposes was approximately $1.6 million. In 2011, the repurchase of $30.0 million principal amount of the U.S. dollar denominated New Revolving Credit Facility resulted in a foreign exchange gain of $0.1 million. The payment of the remaining balance of the New Revolving Credit Facility and the New Term Loan A Facility will likely result in a foreign exchange gain or loss for Canadian income tax purposes. The amount of this gain or loss will depend on the exchange rates between the U.S. and Canadian dollar at the time the New Revolving Credit Facility is paid. As of December 31, 2011, the unrealized foreign exchange gain on the translation of the remaining principal amount of the New Revolving Credit Facility and the New Term Loan A Facility was approximately $1.9 million and $17.2 million, respectively. Additionally, as of December 31, 2011, the unrealized foreign exchange gain on certain intercompany balances was equal to $286.0 million. One-half of any realized foreign exchange gain or loss is included in our Canadian taxable income, which results in a corresponding reduction in our available Canadian operating losses and tax credit carryforward balances. However, the payment of the 5.375% Convertible Notes, the New Revolving Credit Facility, New Term Loan A Facility and the intercompany loans does not result in a foreign exchange gain or loss being recognized in our consolidated financial statements, as these statements are prepared in U.S. dollars.

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

        As of December 31, 2011, we had $4,268.8 million and $2,445.0 million principal amount of issued fixed rate debt and variable rate debt, respectively, that require U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of December 31, 2011 was $4,287.6 million. If interest rates were to increase or decrease by 100 basis-points the fair value of our long-term debt would increase or decrease by approximately $231.3 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points change in interest rates would have an annualized pre-tax effect of approximately $24.4 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

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

Product Sales Provisions

        The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
($ in 000s)	$	$	$	$	$	$
Balance, January 1, 2009	839	25,092	5,871	402	3,718	35,922
Current year provision	13,390	16,498	31,555	16,795	16,894	95,132
Prior year provision	—	3,767	6,852	—	—	10,619
Payments or credits	(12,547)	(20,773)	(23,344)	(14,901)	(15,154)	(86,719)

Balance, December 31, 2009	1,682	24,584	20,934	2,296	5,458	54,954

Acquisition of Valeant	3,974	81,441	59,914	8,932	7,149	161,410
Current year provision	24,286	26,377	86,527	35,428	24,345	196,963
Prior year provision	—	(3,430)	1,236	—	—	(2,194)
Payments or credits	(22,293)	(18,330)	(88,907)	(36,415)	(22,851)	(188,796)

Balance, December 31, 2010	7,649	110,642	79,704	10,241	14,101	222,337

Current year provision	41,004	59,804	233,050	103,249	41,279	478,386
Prior year provision	—	(7,843)	548	—	—	(7,295)
Payments or credits	(40,891)	(43,539)	(192,196)	(98,252)	(43,814)	(418,692)

Balance, December 31, 2011	7,762	119,064	121,106	15,238	11,566	274,736

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        The year-over-year increase in our provision for returns in 2011 was impacted by the revenue growth in our European businesses, which generally do not carry a right of return.

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

Returns

        Consistent with industry practice, we generally allow customers to return product within a specified period before and after its expiration date, excluding our European businesses which generally do not carry a right of return. Our product returns provision is estimated based on historical sales and return rates over the period during which customers have a right of return. We utilize the following information to estimate our provision for returns:

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

best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us. A change of 1% in the estimated return rates would have impacted our pre-tax earnings by approximately $17 million for the year ended December 31, 2011.

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

        Our adjustments to actual in 2011, 2010 and 2009 were not material to our revenues or earnings.

Rebates and Chargebacks

        We are subject to rebates on sales made under governmental and managed-care pricing programs in the U.S. The largest of these rebates is associated with sales covered by Medicaid. We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates can be billed as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to plan participants would have impacted our pre-tax earnings by approximately $8 million for the year ended December 31, 2011. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that provision for several periods.

        Managed Care rebates relate to our contractual agreements to sell products to managed care organizations and pharmacy benefit managers at contractual rebate percentages in exchange for volume and/or market share.

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

        The amount of rebates and chargebacks has become more significant as a result of a combination of deeper discounts due to the price increases we implemented in each of the last three years, changes in our product portfolio due to recent acquisitions and increased Medicaid utilization due to existing economic conditions in the U.S. Our estimate for rebates and chargebacks may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel.

        We do not process or track actual rebate payments or credits by period in which the original sale was made, as the necessary lot information is not required to be provided to us by the private or public benefit providers. Accordingly, we generally assume that adjustments made to rebate provisions relate to sales made in the prior years due to the delay in billing. However, we assume that adjustments made to chargebacks are generally related to sales made in the current year, as we settle these amounts within a few months of original sale. Our adjustments to actual in 2011 and 2010 were not material to our revenues or earnings. We recorded an adjustment of $6.9 million in 2009 to increase the provision for rebates as a result of higher than anticipated Medicaid utilization, due to the economic condition in the U.S. and the related increase in the number of patients in these governmental programs.

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

        The judgments made in determining the estimated fair value assigned to each class of asset acquired and liability assumed can materially impact our results of operations. As part of our valuation procedures, we typically consult an independent advisor. There are several methods that can be used to determine fair value. For intangible assets, we typically use an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income approach include:

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

        Some of the acquisitions that we have consummated involve contingent consideration to be potentially paid based upon the occurrence of future events. Acquisition-related contingent consideration is initially recognized at fair value and then remeasured each reporting period. The estimates of fair value contain uncertainties as they involve assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance, and assumed discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations.

Intangible Assets

        We evaluate potential impairments of amortizable intangible assets acquired through asset acquisitions or business combinations if events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as:

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

        Impairment exists when the carrying amount of an amortizable intangible asset is not recoverable and its carrying value exceeds its estimated fair value. A discounted cash flow analysis is typically used to determine fair value using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset's expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our intangible assets can be up to 25 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.

        Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs, as their likelihood of success is contingent upon the achievement of future development milestones, some of which are currently expected to occur as early as 2012. Such programs include, among others, our modified-release Retigabine product, IDP-107, IDP-108 and our Xerese® lifecycle product. Refer to "Products in Development" above for additional information regarding our R&D programs.

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

        Effective with the Merger, we operate in five business segments: U.S. Neurology and Other; U.S. Dermatology; Canada and Australia; Branded Generics — Europe; and Branded Generics — Latin America. Each of the U.S. Neurology and Other, U.S. Dermatology and Branded Generics — Europe segments consist of one reporting unit. The Canada and Australia segment consists of two geographical reporting units. Similarly, the Branded Generics — Latin America segment consists of two reporting units based on geography, namely Mexico and Brazil. We conducted our annual goodwill impairment test in the fourth quarter of 2011 for each of the seven reporting units. We estimated the fair values of our reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require us to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. We determined that none of the goodwill associated with our reporting units was impaired. The estimated fair values of each reporting unit substantially exceeded their carrying values at the date of testing. We applied a hypothetical 10% decrease to the fair values of each reporting unit, which at such date, would not have triggered additional impairment testing and analysis.

        An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in our market capitalization may signal that an interim impairment test is needed. Accordingly, among other factors, we monitor changes in our share price between annual impairment tests to ensure that our market capitalization continues to exceed the carrying value of our consolidated net assets. We consider a decline in our share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in our share price reflecting adverse changes in our underlying operating performance, cash flows, financial condition, and/or liquidity. In the event that our market capitalization does decline below its book value, we would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. We believe that short-term fluctuations in share prices may not necessarily reflect underlying values. For example, a decline in share price due to the following reasons may not be indicative of an actual decline in the aggregate fair value at the reporting unit level:

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contingencies

        In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings; contractual indemnities; product and environmental liabilities; and tax matters. We are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We are often unable to develop a best estimate of loss, in which case the minimum amount of loss, which could be zero, is recorded. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies, and consultation with internal and external legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition, and cash flows. For a discussion of our current legal proceedings, see note 24 to the 2011 Financial Statements.

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

        Our income tax returns are subject to audit in various jurisdictions. Existing and future audits by, or other disputes with, tax authorities may not be resolved favorably for us and could have a material adverse effect on our reported effective tax rate and after-tax cash flows. We record liabilities for uncertain tax positions, which involves significant management judgment. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for uncertain tax positions. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from our estimates. To the extent that our estimates differ from amounts eventually assessed and paid our income and cash flows may be materially and adversely affected.

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation

        We recognize employee share-based compensation, including grants of stock options and RSUs, at estimated fair value. As there is no market for trading our employee stock options, we use the Black-Scholes option-pricing model to calculate stock option fair values, which requires certain assumptions related to the expected life of the stock option, future stock price volatility, risk-free interest rate, and dividend yield. The expected life of the stock option is based on historical exercise and forfeiture patterns. Future stock price volatility is based on historical volatility of our common shares over the expected life of the stock option. The risk-free interest rate is based on the rate at the time of grant for U.S. Treasury bonds with a remaining term equal to the expected life of the stock option. Dividend yield is based on the stock option's exercise price and expected annual dividend rate at the time of grant. Changes to any of these assumptions, or the use of a different option-pricing model, such as the lattice model, could produce a different fair value for share-based compensation expense, which could have a material impact on our results of operations.

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

NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

        Information regarding the adoption of new accounting guidance is contained in note 2 to the 2011 Financial Statements.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2011

        Effective January 1, 2012, we will adopt the provisions of the following new accounting standards:

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

  •
  Guidance requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance does not change the components of other comprehensive income or the calculation of earnings per share. The effective date for amendments to the presentation of reclassifications out of accumulated other comprehensive income has been deferred. As the guidance relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have a significant impact on our consolidated financial statements.

  •
  Guidance intended to simplify goodwill impairment testing, by allowing an entity the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

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

        These forward-looking statements relate to, among other things: the expected benefits of our acquisitions (including the Merger) and other transactions, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.

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

  •
  the challenges and difficulties associated with managing the rapid growth of our Company and a large, complex business;

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

  •
  the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, the Canadian Therapeutic Products Directorate and European, Brazilian and Australian regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

  •
  adverse global economic conditions and credit market uncertainty in European and other countries in which we do business;

  •
  economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

  •
  our ability to retain, motivate and recruit executives and other key employees;

  •
  the outcome of legal proceedings, investigations and regulatory proceedings;

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

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. "Risk Factors", and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

        We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed on reports and filed or submitted with the SEC is recorded, processed, summarized, and reported in a timely manner. Based on our evaluation, our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011 are effective. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our reports.

Internal Controls Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations except for the operations of PharmaSwiss, Sanitas, Afexa, Dermik, Ortho Dermatologics, iNova and Ganehill, (together, the "Acquired Companies") which represented approximately 11% of the Company's consolidated revenues for the year ended December 31, 2011, and assets associated with the Acquired Companies represented approximately 4% of the Company's consolidated total assets as of December 31, 2011.

        The effectiveness of the Company's internal controls over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-3 of the 2011 Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof by our management, including the CEO and CFO, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Information relating to quantitative and qualitative disclosures about market risk is detailed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk" and is incorporated herein by reference.

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

        Not applicable.

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

  (c)
  Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required under this Item is incorporated herein by reference from information included in the 2012 Proxy Statement.

        The Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, the principal accounting officer, controller, and all vice presidents and above in the finance department of the Company worldwide. A copy of the Code of Ethics can be found as an annex to our Standards of Business Conduct, which is located on our website at: www.valeant.com. We intend to satisfy the SEC disclosure requirements regarding amendments to, or waivers from, any provisions of our Code of Ethics on our website.

Item 11.    Executive Compensation

        Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2012 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2012 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2012 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2011 and 2010 is incorporated herein by reference from information included in the 2012 Proxy Statement.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

        Documents filed as a part of the report:

  (1)
  The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

  (2)
  Schedule II — Valuation and Qualifying Accounts.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts expressed in thousands of U.S. dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2011
Allowance for doubtful accounts	$6,692	$1,467	$4,669	$(500)	$12,328
Allowance for inventory obsolescence	$28,065	$4,051	$2,730	$(12,027)	$22,819
Deferred tax asset valuation allowance	$186,399	$(35,062)	$41,517	$(64,112)	$128,742
Year ended December 31, 2010
Allowance for doubtful accounts	$2,437	$531	$7,138	$(3,414)	$6,692
Allowance for inventory obsolescence	$8,560	$6,356	$18,821	$(5,672)	$28,065
Deferred tax asset valuation allowance	$153,955	$22,075	$10,369	$—	$186,399
Year ended December 31, 2009
Allowance for doubtful accounts	$1,179	$1,304	$—	$(46)	$2,437
Allowance for inventory obsolescence	$10,343	$7,370	$—	$(9,153)	$8,560
Deferred tax asset valuation allowance	$157,137	$8,440	$(11,622)	$—	$153,955

        In the year ended December 31, 2011, the decline in the allowance for inventory obsolescence primarily reflected the write off of obsolete inventory against the allowance.

  (3)
  Exhibits

 EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of September 16, 2008, by and among Biovail Americas Corp., Prestwick Holdings, Inc., Prestwick Pharmaceuticals, Inc. and Sofinnova Management V 2005, LLC and Edgar G. Engleman, M.D., as the Stockholder Representatives, originally filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**††
2.2	Asset Purchase Agreement, dated as of May 5, 2009, by and between Biovail Laboratories International SRL and SmithKline Beecham Corporation, originally filed as Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**††
2.3	Asset Purchase Agreement, dated as of May 16, 2009, between Cambridge Laboratories (Ireland) Limited and Biovail Laboratories International (Barbados) SRL (the "Cambridge Asset Purchase Agreement"), originally filed as Exhibit 2.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**††
2.4	Amendment No. 1 to Cambridge Asset Purchase Agreement, dated as of June 19, 2009, between Cambridge Laboratories (Ireland) Limited and Biovail Laboratories International (Barbados) SRL, originally filed as Exhibit 2.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
2.5	Membership Interest Purchase Agreement, dated May 3, 2010, by and among Valeant, Princeton Pharma Holdings LLC and the other parties named therein, originally filed as Exhibit 2.1 to Valeant's Current Report on Form 8-K filed on June 2, 2010, which is incorporated by reference herein.**††
2.6	Agreement and Plan of Merger, dated as of June 20, 2010, among Valeant, the Company, Biovail Americas Corp. and Beach Merger Corp., originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.††
2.7	Stock Purchase Agreement, dated January 31, 2011, between Biovail International S.a.r.l. and the stockholders of PharmaSwiss SA, originally filed as Exhibit 2.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.**††
2.8	Asset Purchase Agreement, dated February 2, 2011, between Biovail Laboratories International SRL and GlaxoSmithKline LLC, originally filed as Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.**††
2.9	Purchase Agreement, dated as of February 24, 2011, between the Company and ValueAct Capital Master Fund, L.P., originally filed as Exhibit 2.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.††
2.10	Purchase Agreement, dated as of May 6, 2011, between ValueAct Capital Master Fund, L.P. and 0909657 B.C. Ltd., originally filed as Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, which is incorporated by reference herein.**††
2.11	Asset Purchase Agreement dated July 8, 2011 among Valeant Pharmaceuticals International, Inc., Valeant International (Barbados) SRL and Sanofi, originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which is incorporated by reference herein. **††

Exhibit Number	Exhibit Description
2.12	Asset Purchase Agreement dated July 15, 2011 among Valeant Pharmaceuticals International, Inc. (as guarantor only), Valeant International (Barbados) SRL, Valeant Pharmaceuticals North America LLC and Janssen Pharmaceuticals, Inc., originally filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which is incorporated by reference herein.**††
3.1	Certificate and Articles of Amalgamation of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 5, 2012, which is incorporated by reference herein.
3.2	Articles of Amendment to the Articles of Continuance of Biovail Corporation (now Valeant Pharmaceuticals International, Inc.), dated September 28, 2010, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
3.3	Articles of Continuance of Biovail Corporation (now Valeant Pharmaceuticals International, Inc.), originally filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
3.4	Amended and Restated By-Law No. 1 of Biovail Corporation (now Valeant Pharmaceuticals International, Inc.), originally filed as Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
3.5	By-Law No. 2 of Biovail Corporation (now Valeant Pharmaceuticals International, Inc.), originally filed as Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
4.1	Indenture, dated November 19, 2003, between Valeant, Ribapharm Inc. and The Bank of New York Mellon Trust Company, N.A, as successor to The Bank of New York Mellon (formerly The Bank of New York), originally filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
4.2	First Supplemental Indenture dated as of September 27, 2010, and effective as of September 28, 2010, to the Indenture dated as of November 19, 2003, between Valeant, Ribapharm Inc. and The Bank of New York Mellon Trust Company, N.A, as successor to The Bank of New York Mellon (formerly the Bank of New York) (the "Convertible Notes Trustee"), between Valeant, the Company and the Convertible Notes Trustee, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
4.3	Form of 4.0% Convertible Subordinated Notes due 2013, originally filed as Exhibit A-2 to Exhibit 4.1 to Valeant's Current Report on Form 8-K, originally filed November 25, 2003 (031023410), which is incorporated by reference herein.
4.4	Indenture, dated as of June 10, 2009, among Biovail, The Bank of New York Mellon, as trustee, and BNY Trust Company of Canada, as co-trustee, relating to the 5.375% Senior Convertible Notes due 2014, originally filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
4.5	Form of 5.375% Senior Convertible Notes due 2014, originally filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
4.6	Indenture, dated as of September 28, 2010, among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors listed therein, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.

Exhibit Number	Exhibit Description
4.7*	Second Supplemental Indenture, dated as of December 31, 2010, by and among Valeant, Valeant Canada GP Limited, Valeant Canada LP, V-BAC Holding Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors listed therein.
4.8	Third Supplemental Indenture, dated as of October 20, 2011, by and among Valeant, Biovail International S.à r.l., PharmaSwiss SA and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors listed therein, originally filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
4.9	Fourth Supplemental Indenture, dated as of February 13, 2012, by and among Valeant, Valeant Holdco 2 Pty Ltd., (ACN 154 341 367), Wirra Holdings Pty Limited, (ACN 122 216 577), Wirra Operations Pty Limited, (ACN 122 250 088), iNova Pharmaceuticals (Australia) Pty Ltd., (ACN 000 222 408), iNova Sub Pty Ltd., (ACN 134 398 815), Wirra IP Pty Ltd., (ACN 122 536 350), and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors listed therein, originally filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.
4.10	Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 26, 2010, which is incorporated by reference herein.
4.11*	First Supplemental Indenture, dated as of December 31, 2010, by and among Valeant, Valeant Canada GP Limited, Valeant Canada LP, V-BAC Holding Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as Trustee, and the guarantors listed therein.
4.12	Second Supplemental Indenture, dated as of October 20, 2011, by and among Valeant, Biovail International S.à.r.l., PharmaSwiss SA and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
4.13	Third Supplemental Indenture, dated as of February 13, 2012, by and among Valeant, Valeant Holdco 2 Pty Ltd., (ACN 154 341 367), Wirra Holdings Pty Limited, (ACN 122 216 577), Wirra Operations Pty Limited, (ACN 122 250 088), iNova Pharmaceuticals (Australia) Pty Ltd., (ACN 000 222 408), iNova Sub Pty Ltd., (ACN 134 398 815), Wirra IP Pty Ltd., (ACN 122 536 350), and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.
4.14	Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 9, 2011, which is incorporated by reference herein.

Exhibit Number	Exhibit Description
4.15	First Supplemental Indenture, dated as of October 20, 2011, by and among Valeant, Biovail International S.à r.l., PharmaSwiss SA and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
4.16	Second Supplemental Indenture, dated as of February 13, 2012, by and among Valeant, Valeant Holdco 2 Pty Ltd., (ACN 154 341 367), Wirra Holdings Pty Limited, (ACN 122 216 577), Wirra Operations Pty Limited, (ACN 122 250 088), iNova Pharmaceuticals (Australia) Pty Ltd., (ACN 000 222 408), iNova Sub Pty Ltd., (ACN 134 398 815), Wirra IP Pty Ltd., (ACN 122 536 350), and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.
4.17	Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 10, 2011, which is incorporated by reference herein.
4.18	First Supplemental Indenture, dated as of October 20, 2011, by and among Valeant, Biovail International S.à r.l., PharmaSwiss SA and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
4.19	Second Supplemental Indenture, dated as of February 13, 2012, by and among Valeant, Valeant Holdco 2 Pty Ltd., (ACN 154 341 367), Wirra Holdings Pty Limited, (ACN 122 216 577), Wirra Operations Pty Limited, (ACN 122 250 088), iNova Pharmaceuticals (Australia) Pty Ltd., (ACN 000 222 408), iNova Sub Pty Ltd., (ACN 134 398 815), Wirra IP Pty Ltd., (ACN 122 536 350), and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.
10.1†	Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the "2011 Omnibus Incentive Plan"), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed with the Securities and Exchange Commission on May 10, 2011, which is incorporated by reference herein.
10.2*†	Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan.
10.3*†	Form of Matching Restricted Stock Unit Grant Agreement under the 2011 Omnibus Incentive Plan.
10.4*†	Form of Share Unit Grant Agreement (Performance Vesting) under the 2011 Omnibus Incentive Plan.

Exhibit Number	Exhibit Description
10.5†	Biovail Corporation 2007 Equity Compensation Plan (the "2007 Equity Compensation Plan") dated as of May 16, 2007, originally filed as Exhibit 10.49 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.6†	Amendment No. 1 to the 2007 Equity Compensation Plan dated as of December 18, 2008, originally filed as Exhibit 10.50 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.7†	Amendment, dated April 6, 2011 and approved by the shareholders on May 16, 2011, to Biovail Corporation 2007 Equity Compensation Plan, originally filed as Annex B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, which is incorporated by reference herein.
10.8†	Form of Stock Option Grant Notice and Form of Stock Option Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.
10.9†	Form of Unit Grant Notice and Form of Unit Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.
10.10†	Form of Unit Grant Notice (Performance Vesting) and Form of Unit Grant Agreement (Performance Vesting) under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.
10.11†	Biovail Corporation Amended and Restated 2004 Stock Option Plan dated as of June 25, 2004 (the "2004 Stock Option Plan"), originally filed as Exhibit 10.51 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.12†	Amendment to the 2004 Stock Option Plan dated March 14, 2007, originally filed as Exhibit 10.52 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.13†	Amendment to the 2004 Stock Option Plan dated May 16, 2007, originally filed as Exhibit 10.53 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.14†	Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which is incorporated by reference herein.
10.15†	Biovail Corporation Deferred Share Unit Plan for Canadian Directors, approved on May 3, 2005, as amended, originally filed as Exhibit 10.57 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.16†	Biovail Corporation Deferred Share Unit Plan for U.S. Directors, approved on May 3, 2005, as amended and restated, originally filed as Exhibit 10.58 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.17†	Biovail Americas Corp. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009, originally filed as Exhibit 10.60 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.

Exhibit Number	Exhibit Description
10.18	Special Dividend Reinvestment Plan of the Company, originally filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed November 9, 2010, which is incorporated by reference herein.
10.19†	Employment Agreement, dated as of June 20, 2010, by and between the Company, Biovail Laboratories International SRL and J. Michael Pearson, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.
10.20†	Employment Agreement between the Company and J. Michael Pearson, dated as of March 21, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2011, which is incorporated by reference herein.
10.21*†	Employment Letter between the Company and Howard Schiller, dated as of November 10, 2011.
10.22†	Employment Letter, dated November 11, 2010, between the Company and Rajiv De Silva, originally filed as Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 17, 2010, which is incorporated by reference herein.
10.23†	Employment Letter, dated November 11, 2010, between the Company and Robert Chai-Onn, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 17, 2010, which is incorporated by reference herein.
10.24†	Employment Letter between Valeant Pharmaceuticals International, Inc. and Brian Stolz, dated June 27, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.
10.25†	Separation Agreement between Valeant Pharmaceuticals International, Inc. and Mark Durham, dated July 7, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.
10.26*†	Employment letter between the Company and Richard Masterson dated as of November 11, 2010.
10.27	Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC ("GSLP") and Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. ("JPMorgan") and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.
10.28	Second Amended and Restated Credit and Guaranty Agreement, dated as of October 20, 2011, among the Company, certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, GSLP and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan, as Syndication Agent and Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto ("Second Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc."), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.29	Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., dated as of February 13, 2012, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.

Exhibit Number	Exhibit Description
10.30	Amended and Restated Credit and Guaranty Agreement, dated as of August 10, 2011, among Valeant, and the Company and certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, GSLP as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and GSLP, as Administrative Agent and Collateral Agent ("Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International"), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.
10.31	Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of August 12, 2011, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.
10.32*	Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of September 6, 2011.
10.33	Amendment No. 3 to Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of October 20, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.
10.34	Credit and Guaranty Agreement, dated June 29, 2011, among Valeant, and the Company and certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, GSLP as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and GSLP, as Administrative Agent and Collateral Agent ("Credit and Guaranty Agreement of Valeant Pharmaceuticals International"), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2011, which is incorporated by reference herein.
10.35	Amendment No. 1 to Credit and Guaranty Agreement of Valeant Pharmaceuticals International, dated as of August 10, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.
10.36	Credit and Guaranty Agreement, dated as of September 27, 2010, among Valeant, the Company, and certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, Goldman Sachs Lending Partners LLC ("GSLP"), Morgan Stanley Senior Funding, Inc. and Jefferies Finance LLC, as Joint Lead Arrangers, Joint Bookrunners and Syndication Agents, GSLP, as Administrative Agent and Collateral Agent, and each of Bank of America, N.A., DnB NOR Bank ASA, SunTrust Bank and The Bank of Nova Scotia, as Documentation Agent (the "Credit Agreement"), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
10.37	Amendment No. 1 to the Credit Agreement, dated December 31, 2010, originally filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.
10.38	Counterpart Agreement, dated as of September 28, 2010, between the Company and Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.
10.39	Credit and Guaranty Agreement, dated as of May 26, 2010, among Valeant, the guarantors named therein, Goldman Sachs Bank USA and the other parties named therein, originally filed as Exhibit 10.1 to Valeant's Current Report on Form 8-K filed on June 2, 2010, which is incorporated by reference herein.††
10.40	Pledge and Security Agreement, dated May 26, 2010, by and among Valeant, Goldman Sachs Bank USA and the other grantors named therein, originally filed as Exhibit 10.2 to Valeant's Current Report on Form 8-K filed on June 2, 2010, which is incorporated by reference herein.††

Exhibit Number	Exhibit Description
10.41	Trademark License Agreement, dated as of May 14, 2009, by and between SmithKline Beecham Corporation and Biovail Laboratories International SRL, originally filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**
10.42	Trademark and Domain Name License Agreement, dated as of February 22, 2011, by and between GlaxoSmithKline LLC and Biovail Laboratories International SRL, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.
10.43	License Agreement, dated as of February 9, 2007, among GlaxoSmithKline, PLC, SmithKline Beecham Corporation and Andrx Pharmaceuticals LLC, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.**
10.44	License Agreement, dated June 29, 2011, between Meda Pharma SARL and Valeant International (Barbados) SRL, originally filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which is incorporated by reference herein.
10.45	Plea Agreement and Side Letter, dated as of May 16, 2008, between United States Attorney for the District of Massachusetts and Biovail Pharmaceuticals, Inc., originally filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.46	Corporate Integrity Agreement, dated as of September 11, 2009, between the Company and the Office of Inspector General of the Department of Health and Human Services, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.47	Settlement Agreement, dated as of September 11, 2009, among the United States of America, United States Department of Justice, Office of Inspector General of the Department of Health and Human Services and the Company, originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.48	Securities Litigation, Stipulation and Agreement of Settlement, dated as of April 4, 2008, between the United States District Court, Southern District of New York and the Company, originally filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.49	Settlement Agreement, dated January 7, 2009, between Staff of the Ontario Securities Commission and the Company, originally filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.50	Settlement Agreement, dated March 2008, between the U.S. Securities and Exchange Commission and the Company, originally filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.
10.51	Commitment Letter, dated as of June 20, 2010, among Valeant, the Company, Goldman Sachs Lenders Partners LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Jefferies Finance LLC, originally filed as Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.
10.52	Voting Agreement, dated as of June 20, 2010, among Valeant, the Company and ValueAct, Inc., originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.

Exhibit Number	Exhibit Description
10.53	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., originally filed as Exhibit 10.7 to Valeant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (05816114), which is incorporated by reference herein.**††
10.54	License and Collaboration Agreement, dated as of August 27, 2008, between Valeant Pharmaceuticals North America and Glaxo Group Limited (the "GSK Retigabine Agreement"), originally filed as Exhibit 10.1 to Valeant's Current Report on Form 8-K/A, filed August 29, 2008, which is incorporated by reference herein.**
10.55	First Amendment to the GSK Retigabine Agreement, dated as of February 10, 2009, between Valeant Pharmaceuticals North America and Glaxo Group Limited, originally filed as Exhibit 10.35 to Valeant's Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by reference herein.**
16.1	Letter, dated March 2, 2011, from Ernst & Young LLP, originally filed as Exhibit 16.1 of the Company's Current Report on Form 8-K/A filed on March 2, 2011, which is incorporated by reference herein.
21.1*	Subsidiaries of Valeant Pharmaceuticals International, Inc.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Document

*
Filed herewith.

**
Portions of this exhibit have been omitted pursuant to an application for or an order with respect to confidential treatment. Such information has been omitted and filed separately with the SEC.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC. (Registrant)
Date: February 29, 2012

	By:	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MICHAEL PEARSON J. Michael Pearson	Chairman of the Board and Chief Executive Officer	February 29, 2012
/s/ HOWARD B. SCHILLER Howard B. Schiller	Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012
/s/ ROBERT A. INGRAM Robert A. Ingram	Lead Director	February 29, 2012
/s/ RONALD FARMER Ronald Farmer	Director	February 29, 2012
/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	February 29, 2012
/s/ G. MASON MORFIT G. Mason Morfit	Director	February 29, 2012
/s/ DR. LAURENCE E. PAUL Dr. Laurence E. Paul	Director	February 29, 2012
/s/ ROBERT N. POWER Robert N. Power	Director	February 29, 2012

Signature	Title	Date

/s/ NORMA A. PROVENCIO Norma A. Provencio	Director	February 29, 2012
/s/ LLOYD M. SEGAL Lloyd M. Segal	Director	February 29, 2012
/s/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	February 29, 2012

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORTS OF MANAGEMENT ON FINANCIAL STATEMENTS
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

        PricewaterhouseCoopers LLP has been engaged by the Company's shareholders to audit the consolidated financial statements.

        The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the consolidated financial statements. The Board of Directors carries out this responsibility principally through its Audit and Risk Committee. The members of the Audit and Risk Committee are outside Directors. The Audit and Risk Committee considers, for review by the Board of Directors and approval by the shareholders, the engagement or reappointment of the external auditors. PricewaterhouseCoopers LLP has full and free access to the Audit and Risk Committee.

Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations except for the operations of iNova, Dermik, Ortho Dermatologics, Afexa Life Sciences Inc., AB Sanitas, PharmaSwiss S.A. and Ganehill Pty Limited (together, the "Acquired Companies"), which the Company acquired through purchase business combinations during the year ended December 31, 2011. The Acquired Companies represented approximately 11% of the Company's consolidated revenues for the year ended December 31, 2011, and assets associated with the Acquired Companies represented approximately 4% of the Company's consolidated total assets as of December 31, 2011.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-3 herein.

/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice President and Chief Financial Officer

February 29, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
 Valeant Pharmaceuticals International, Inc.

        In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International, Inc. and its subsidiaries at December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2011 appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded iNova, Dermik, Ortho Dermatologics, Afexa Life Sciences Inc., AB Sanitas, PharmaSwiss S.A. and Ganehill Pty Limited (together, the "Acquired Companies") from its assessment of internal control over financial reporting as of December 31, 2011 because the Acquired Companies were acquired by the Company in purchase business combinations during 2011. We have also excluded the Acquired Companies from our audit of internal control over financial reporting. The Acquired Companies are wholly-owned subsidiaries whose total assets and total revenues represent 4% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Toronto, Canada February 29, 2012	Chartered Accountants Licensed Public Accountants

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
 Valeant Pharmaceuticals International, Inc.

        We have audited the accompanying consolidated balance sheets of Valeant Pharmaceuticals International, Inc., formerly Biovail Corporation, as of December 31, 2010, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule II included in Item 15 for each of the two years in the period ended December 31, 2010. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valeant Pharmaceuticals International, Inc. at December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP
Toronto, Canada, February 28, 2011	Chartered Accountants Licensed Public Accountants

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(All dollar amounts expressed in thousands of U.S. dollars)

	As of December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$164,111	$394,269
Marketable securities	6,338	6,083
Accounts receivable, net	569,268	274,819
Inventories, net	355,212	229,582
Prepaid expenses and other current assets	33,651	26,088
Assets held for sale	72,239	4,014
Income taxes receivable	8,233	8,243
Deferred tax assets, net	148,454	77,068

Total current assets	1,357,506	1,020,166
Marketable securities	—	2,083
Property, plant and equipment, net	414,242	281,752
Intangible assets, net	7,657,798	6,372,780
Goodwill	3,598,786	3,001,376
Deferred tax assets, net	54,681	80,085
Other long-term assets, net	58,700	36,875

Total assets	$13,141,713	$10,795,117

Liabilities
Current liabilities:
Accounts payable	$157,620	$101,324
Accrued liabilities	526,937	442,114
Acquisition-related contingent consideration	100,263	—
Income taxes payable	10,335	9,153
Deferred revenue	12,783	21,520
Current portion of long-term debt	111,250	116,900
Liabilities for uncertain tax positions	646	646
Deferred tax liabilities, net	4,438	799

Total current liabilities	924,272	692,456
Deferred revenue	38,153	50,021
Acquisition-related contingent consideration	319,821	20,220
Long-term debt	6,539,761	3,478,377
Liabilities for uncertain tax positions	91,098	96,102
Deferred tax liabilities, net	1,144,914	1,436,743
Other long-term liabilities	76,678	110,102

Total liabilities	9,134,697	5,884,021

Shareholders' Equity
Common shares, no par value, unlimited shares authorized, 306,371,032 and 302,448,934 issued and outstanding at December 31, 2011 and 2010, respectively	5,963,621	5,251,730
Additional paid-in capital	276,117	495,041
Accumulated deficit	(2,030,292)	(934,511)
Accumulated other comprehensive (loss) income	(202,430)	98,836

Total shareholders' equity	4,007,016	4,911,096

Total liabilities and shareholders' equity	$13,141,713	$10,795,117

Commitments and contingencies (notes 24, 25 and 27)

On behalf of the Board:

/s/ J. MICHAEL PEARSON J. Michael Pearson	/s/ NORMA A. PROVENCIO Norma A. Provencio
Chairman of the Board and Chief Executive Officer	Chairperson, Audit and Risk Committee

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(All dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Years Ended December 31
	2011	2010	2009
Revenues
Product sales	$2,255,050	$1,133,371	$789,026
Alliance and royalty	172,473	35,109	15,418
Service and other	35,927	12,757	15,986

	2,463,450	1,181,237	820,430

Expenses
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	683,750	395,595	204,309
Cost of alliance and service revenues	43,082	10,155	13,849
Selling, general and administrative	572,472	276,546	167,633
Research and development	65,687	68,311	47,581
Amortization of intangible assets	557,814	219,758	104,730
Restructuring and integration costs	97,667	140,840	30,033
Acquired in-process research and development	109,200	89,245	59,354
Acquisition-related costs	32,964	38,262	5,596
Legal settlements	11,841	52,610	6,191
Acquisition-related contingent consideration	(10,986)	—	—

	2,163,491	1,291,322	639,276

Operating income (loss)	299,959	(110,085)	181,154
Interest income	4,084	1,294	1,118
Interest expense	(333,041)	(84,307)	(24,881)
Write-down of deferred financing charges	(1,485)	(5,774)	(537)
Loss on extinguishment of debt	(36,844)	(32,413)	—
Foreign exchange and other	26,551	574	507
Gain (loss) on investments, net	22,776	(5,552)	17,594

(Loss) income before recovery of income taxes	(18,000)	(236,263)	174,955
Recovery of income taxes	(177,559)	(28,070)	(1,500)

Net income (loss)	$159,559	$(208,193)	$176,455

Basic earnings (loss) per share	$0.52	$(1.06)	$1.11

Diluted earnings (loss) per share	$0.49	$(1.06)	$1.11

Weighted-average common shares (000's)
Basic	304,655	195,808	158,236
Diluted	326,119	195,808	158,510

Cash dividends declared per share	$—	$1.280	$0.645

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(All dollar amounts expressed in thousands of U.S. dollars)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares					Valeant Pharmaceuticals International, Inc. Shareholders' equity
					Accumulated Other Comprehensive (Loss) Income
	Shares (000s)	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2009	158,216	$1,463,873	$31,966	$(319,909)	$25,669	$1,201,599	$—	$1,201,599
Equity component of 5.375% Convertible Notes, net of issuance costs	—	—	53,995	—	—	53,995	—	53,995
Common shares issued under share-based compensation plans	95	1,131	(265)	—	—	866	—	866
Share-based compensation	—	—	5,613	—	—	5,613	—	5,613
Cash dividends declared and dividend equivalents ($0.645 per share)	—	—	459	(102,520)	—	(102,061)	—	(102,061)

	158,311	1,465,004	91,768	(422,429)	25,669	1,160,012	—	1,160,012

Comprehensive income:
Net income	—	—	—	176,455	—	176,455	—	176,455
Other comprehensive income	—	—	—	—	17,905	17,905	—	17,905

Total comprehensive income						194,360	—	194,360

Balance, December 31, 2009	158,311	1,465,004	91,768	(245,974)	43,574	1,354,372	—	1,354,372

Acquisition of Valeant, equity issued	139,267	3,710,888	169,413	—	—	3,880,301	—	3,880,301
Fair value of equity component of Valeant 4.0% Convertible Notes and call options	—	—	253,971	—	—	253,971	—	253,971
Equity settlement and reclassification of call options	145	3,602	(38,224)	1,928	—	(32,694)	—	(32,694)
Repurchase of equity component of 5.375% Convertible Notes	—	—	(20,444)	(111,279)	—	(131,723)	—	(131,723)
Common shares issued under share-based compensation plans	6,959	110,513	(52,088)	—	—	58,425	—	58,425
Employee withholding taxes related to share-based awards	—	—	(14,485)	—	—	(14,485)	—	(14,485)
Repurchase of common shares	(2,305)	(40,442)	—	(19,688)	—	(60,130)	—	(60,130)
Share-based compensation	—	—	98,033	—	—	98,033	—	98,033
Cash dividends declared and dividend equivalents ($1.28 per share)	—	—	7,097	(349,140)	—	(342,043)	—	(342,043)
Cash dividends reinvested through dividend reinvestment plan	72	2,165	—	(2,165)	—	—	—	—

	302,449	5,251,730	495,041	(726,318)	43,574	5,064,027	—	5,064,027

Comprehensive loss:
Net loss	—	—	—	(208,193)	—	(208,193)	—	(208,193)
Other comprehensive income	—	—	—	—	55,262	55,262	—	55,262

Total comprehensive loss						(152,931)	—	(152,931)

Balance, December 31, 2010	302,449	5,251,730	495,041	(934,511)	98,836	4,911,096	—	4,911,096

Settlement of 4% Convertible Notes	17,783	892,000	(225,971)	(440,046)	—	225,983	—	225,983
Repurchase of equity component of 5.375% Convertible Notes	—	—	(33,169)	(380,834)	—	(414,003)	—	(414,003)
Common shares issued under share-based compensation plans	4,338	121,099	(79,382)	—	—	41,717	—	41,717
Settlement of call options	(2,999)	(36,343)	11,072	(41,592)	—	(66,863)	—	(66,863)
Repurchase of common shares	(15,200)	(264,865)	—	(374,377)	—	(639,242)	—	(639,242)
Share-based compensation	—	—	94,023	—	—	94,023	—	94,023
Employee withholding taxes related to share-based awards	—	—	(19,211)	(18,491)	—	(37,702)	—	(37,702)
Tax benefits from stock options exercised	—	—	26,414	—	—	26,414	—	26,414
Reclassification of deferred share units	—	—	9,271	—	—	9,271	—	9,271
Noncontrolling interest from business combinations	—	—	—	—	—	—	58,555	58,555
Acquisition of noncontrolling interest	—	—	(1,971)	—	—	(1,971)	(56,349)	(58,320)

	306,371	5,963,621	276,117	(2,189,851)	98,836	4,148,723	2,206	4,150,929

Comprehensive loss:
Net income	—	—	—	159,559	—	159,559	—	159,559
Other comprehensive loss	—	—	—	—	(301,266)	(301,266)	(2,206)	(303,472)

Total comprehensive loss						(141,707)	(2,206)	(143,913)

Balance, December 31, 2011	306,371	$5,963,621	$276,117	$(2,030,292)	$(202,430)	$4,007,016	$—	$4,007,016

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts expressed in thousands of U.S. dollars)

	Years Ended December 31
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$159,559	$(208,193)	$176,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	612,603	254,504	149,260
Amortization of deferred revenue	(19,101)	(19,101)	(21,201)
Amortization and write-down of discounts on long-term debt	8,491	11,169	5,986
Amortization and write-down of deferred financing costs	18,612	10,303	3,620
Acquired in-process research and development	109,200	89,245	59,354
Acquisition accounting adjustment on inventory sold	59,256	53,266	—
Acquisition-related contingent consideration	(10,986)	—	—
Allowances for losses on accounts receivable and inventories	5,519	6,887	8,674
Deferred income taxes	(222,959)	(55,403)	(16,000)
Non-cash cost of alliance revenue	30,686	—	—
Additions to accrued legal settlements	11,841	52,610	6,191
Payments of accrued legal settlements	(26,541)	(44,450)	(30,806)
Share-based compensation	94,023	98,033	5,613
Tax benefits from stock options exercised	(26,533)	—	—
(Gain) loss on disposal of assets and other charges	(21,316)	11,603	24,133
Payment of accreted interest on repurchase of convertible debt	(9,753)	(4,934)	—
Loss on extinguishment of debt	36,844	30,716	—
Other	4,147	(1,200)	(177)
Changes in operating assets and liabilities:
Accounts receivable	(164,581)	25,187	(26,998)
Inventories	(11,521)	7,463	(33,582)
Prepaid expenses and other current assets	(3,084)	7,394	(796)
Accounts payable	(8,980)	(76,100)	30,771
Accrued liabilities	70,175	26,732	32,780
Income taxes payable	(15,497)	(9,723)	726
Deferred revenue	(3,631)	(2,817)	(13,106)

Net cash provided by operating activities	676,473	263,191	360,897

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(2,464,108)	308,982	—
Acquisitions of intangible assets	(327,437)	(84,532)	(761,829)
Purchases of property, plant and equipment	(58,515)	(16,823)	(7,423)
Proceeds from sale of assets	—	15,046	28,302
Proceeds from sales and maturities of marketable securities	86,639	7,965	1,078
Purchases of marketable securities	(81,087)	—	(3,823)
Other	—	(1,699)	923

Net cash (used in) provided by investing activities	(2,844,508)	228,939	(742,772)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	5,388,799	992,400	350,000
Repayments of long-term debt	(2,004,641)	(537,500)	—
Cash dividends paid	—	(356,291)	(147,146)
Repurchases of convertible debt	(613,471)	(254,316)	—
Repurchases of common shares	(639,242)	(60,130)	—
Proceeds from exercise of stock options	41,738	58,425	866
Tax benefits from stock options exercised	26,533	—	—
Cash settlement of call options	(66,863)	(37,682)	—
Acquisition of noncontrolling interest	(52,499)	—	—
Payment of employee withholding tax upon vesting of share-based awards	(59,718)	(14,485)	—
Payments of contingent consideration	(31,800)	—	—
Payments of debt issuance costs	(40,671)	(4,565)	(26,274)
Advances under credit facilities	—	—	130,000
Repayments under credit facilities	—	—	(130,000)
Other	—	861	(399)

Net cash provided by (used in) financing activities	1,948,165	(213,283)	177,047

Effect of exchange rate changes on cash and cash equivalents	(10,288)	959	1,744

Net (decrease) increase in cash and cash equivalents	(230,158)	279,806	(203,084)
Cash and cash equivalents, beginning of year	394,269	114,463	317,547

Cash and cash equivalents, end of year	$164,111	$394,269	$114,463

Non-Cash Investing and Financing Activities
Acquisition of Valeant, equity issued	$—	$(3,880,301)	$—
Acquisition of Valeant, debt assumed	—	(2,913,614)	—
Acquisition of businesses, contingent consideration at fair value	(443,481)	—	—
Settlement of convertible debt, equity issued	(892,000)	—	—
Long-term debt related to acquisition of business	—	—	(26,768)
Cash dividends declared but unpaid	—	—	(14,246)

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

  Reclassifications

  Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

  Acquisitions

  Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired in-process research and development ("IPR&D") is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date.

  Use of Estimates

  In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates and chargebacks; useful lives of amortizable intangible assets; expected future cash flows used in evaluating intangible assets for impairment; reporting unit fair values in testing goodwill for impairment; provisions for loss contingencies; provisions for income taxes and realizability of deferred tax assets; and the allocation of the purchase price of acquired assets and businesses, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management relies on estimates for future returns, rebates and chargebacks made by the Company's commercialization counterparties. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company's consolidated financial statements could be materially impacted.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Fair Value of Financial Instruments

  The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short maturity periods. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows and assessment of the probability of occurrence of potential future events. The fair values of marketable securities and long-term debt are based on quoted market prices, if available, or estimated discounted future cash flows.

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

  In 2011, the Company's marketable securities portfolio includes investment-grade corporate enterprise fixed income debt securities that mature within one year. In 2010, the Company's marketable securities portfolio included investment-grade corporate, government or government-sponsored enterprise fixed income debt securities with a maximum term to maturity of three years.

  The Company's accounts receivable primarily arise from product sales in the U.S. and Europe and primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company's products, as well as their dispersion across many different geographic areas. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Italy, Portugal, Spain and Greece, among other members of the European Union, have deteriorated. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company's accounts receivable outstanding in these countries. An allowance for doubtful accounts is maintained for potential credit losses based on the aging of accounts receivable, historical bad debts experience, and changes in customer payment patterns. Accounts receivables balances are written off against the allowance when it is probable that the receivable will not be collected.

  As of December 31, 2011 and 2010, the Company's three largest U.S. wholesaler customers accounted for 32% and 46% of net trade receivables, respectively. In addition, as of December 31, 2011, the Company's net trade receivable balance from Greece amounted to $7.2 million and has been outstanding for less than one year. The portion of the Greece receivables past due more than 90 days is negligible. As of December 31, 2011, the Company does not have any outstanding trade receivable balances from Italy, Portugal or Spain. The Company has not experienced any significant losses from uncollectible accounts in the three-year period ended December 31, 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Inventories

  Inventories comprise raw materials, work in process, and finished goods, which are valued at the lower of cost or market, on a first-in, first-out basis. Cost for work in process and finished goods inventories includes materials, direct labor, and an allocation of overheads. Market for raw materials is replacement cost, and for work in process and finished goods is net realizable value.

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

  Property, Plant and Equipment

  Property, plant and equipment are reported at cost, less accumulated depreciation. Costs incurred on assets under construction are capitalized as construction in progress. Depreciation is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Buildings	Up to 40 years
Machinery and equipment	3 - 20 years
Other equipment	3 - 10 years
Leasehold improvements and capital leases	Lesser of term of lease or 10 years

  Intangible Assets

  Intangible assets are reported at cost, less accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated using the straight-line method based on the following estimated useful lives:

Product brands	1 - 25 years
Corporate brands	4 - 20 years
Product rights	1 - 20 years
Partner relationships	3 - 8 years
Out-licensed technology and other	4 - 10 years

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

  Impairment of Long-Lived Assets

  Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted future cash flows.

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

  The Company operates in the following business segments: U.S. Neurology and Other; U.S. Dermatology; Canada and Australia; Branded Generics — Europe; and Branded Generics — Latin America. Each of the U.S. Neurology and Other, U.S. Dermatology and Branded Generics — Europe segments consist of one reporting unit. The Canada and Australia segment consists of two geographical reporting units. Similarly, the Branded Generics — Latin America segment consists of two reporting units based on geography, namely Mexico and Brazil. The Company estimated the fair values of our reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require us to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. During the fourth quarter of 2011, the Company performed its annual goodwill impairment test and determined that none of the goodwill associated with its reporting units was impaired.

  Deferred Financing Costs

  Deferred financing costs are reported at cost, less accumulated amortization, and are recorded in other long-term assets. Amortization expense is included in interest expense.

  Derivative Financial Instruments

  From time to time, the Company utilizes derivative financial instruments to manage its exposure to market risks, including foreign currency and interest rate exposures. The Company does not utilize derivative financial instruments for trading or speculative purposes, nor does it enter into trades for which there is no underlying exposure. Derivative financial instruments are recorded as either assets or liabilities at fair value. The Company accounts for derivative financial instruments based on whether they meet the criteria for designation as hedging transactions, either as cash flow, net investment, or fair value hedges. Depending on the nature of the hedge, changes in the fair value of a hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company did not hold any derivative financial instruments at December 31, 2011 or 2010.

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

  Advertising Costs

  Advertising costs comprise product samples, print media and promotional materials. Advertising costs related to new product launches are expensed on the first use of the advertisement. The Company did not have any deferred advertising costs recorded as of December 31, 2011 or 2010.

  Advertising costs expensed in 2011, 2010 and 2009 were $106.3 million, $29.9 million and $10.0 million, respectively. These costs are included in selling, general and administrative expenses.

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

  Acquisition-Related Contingent Consideration

  Acquisition-related contingent consideration, which consists primarily of potential milestone payments and royalty obligations, is recorded in the consolidated balance sheets at its acquisition date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of income (loss). Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.

  Interest Expense

  Interest expense includes standby fees and the amortization of debt discounts and deferred financing costs. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. The Company did not capitalize any interest costs in 2011, 2010 or 2009.

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

  Adoption of New Accounting Standards

  Effective January 1, 2011, the Company adopted the following accounting standards:

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

  The adoption of these new standards did not have a significant impact on the Company's consolidated financial statements.

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

  •
  Guidance requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance does not change the components of other comprehensive income or the calculation of earnings per share. The effective date for amendments to the presentation of reclassifications out of accumulated other comprehensive income has been deferred. As the guidance relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have a significant impact on the Company's consolidated financial statements.

  •
  Guidance is intended to simplify goodwill impairment testing, by allowing an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

3.     BUSINESS COMBINATIONS

  Since the Merger, the Company has focused its business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies.

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

  (d)
  Cash consideration includes $39.7 million of income tax withholdings paid by the Company on behalf of employees of Valeant, in connection with the net share settlement of certain vested Valeant RSUs as of the Merger Date. In addition, under the terms of the Company's employment agreement with J. Michael Pearson, Chief Executive Officer, cash equal to the pre-Merger special dividend payment was paid to Mr. Pearson in respect of any of his 2008 performance awards that vested in February 2011 at the time of such vesting. As of the Merger Date, the aggregate amount of this cash payment in respect of the pre-Merger special dividend was estimated to be $13.7 million, based on the assumption that Mr. Pearson's 2008 performance awards will vest at the maximum performance target. Of that amount, the portion attributable to Mr. Pearson's pre-Merger service ($12.1 million) was recognized in the fair value of consideration transferred, while the portion attributable to Mr. Pearson's post-Merger service ($1.6 million) was recognized as share-based compensation expense over the remaining vesting period from the Merger Date to February 2011.

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

	Amounts Recognized as of Merger Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized (as adjusted)
Cash and cash equivalents	$348,637	$—	$348,637
Accounts receivable(c)	194,930	—	194,930
Inventories(d)	208,874	—	208,874
Other current assets(e)	30,869	—	30,869
Property, plant and equipment(f)	184,757	—	184,757
Identifiable intangible assets, excluding acquired IPR&D(g)	3,844,310	(224,939)	3,619,371
Acquired IPR&D(h)	1,404,956	(4,195)	1,400,761
Other non-current assets	6,108	—	6,108
Current liabilities(i)	(385,574)	874	(384,700)
Long-term debt, including current portion(j)	(2,913,614)	—	(2,913,614)
Deferred income taxes, net(k)	(1,467,791)	157,816	(1,309,975)
Other non-current liabilities(l)	(149,307)	(46,022)	(195,329)

Total indentifiable net assets	1,307,155	(116,466)	1,190,689
Equity component of convertible debt(j)	(225,971)	—	(225,971)
Call option agreements(m)	(28,000)	—	(28,000)
Goodwill(n)	2,878,856	116,466	2,995,322

Total fair value of consideration transferred	$3,932,040	$—	$3,932,040

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

  (d)
  Includes $78.5 million to record Valeant's inventory at its estimated fair value.

  (e)
  Includes prepaid expenses and assets held for sale.

  (f)
  The following table summarizes the amounts and useful lives assigned to property, plant and equipment:

	Useful Lives (Years)	Amounts Recognized as of Merger Date
Land	NA	$23,248
Buildings	Up to 40	75,008
Machinery and equipment	3-20	64,516
Other equipment	3-10	11,003
Leasehold improvements	Term of lease	3,728
Construction in progress	NA	7,254

Total property, plant and equipment acquired		$184,757

  (g)
  The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized (as adjusted)
Product brands	16	$3,114,689	$(190,779)	$2,923,910
Corporate brands	20	168,602	98	168,700
Product rights	9	360,970	(52,949)	308,021
Out-licensed technology and other	7	200,049	18,691	218,740

Total identifiable intangible assets acquired	15	$3,844,310	$(224,939)	$3,619,371

  (h)
  Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The significant components of the acquired IPR&D assets relate to the development of ezogabine/retigabine in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc (the entities within The Glaxo Group of Companies are referred throughout as "GSK"), as an adjunctive treatment for refractory partial-onset seizures in adult patients with epilepsy (as described in note 5), and a number of dermatology

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

    products in development for the treatment of severe acne and fungal infections, among other indications. The following table summarizes the amounts assigned to the acquired IPR&D assets:

	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized (as adjusted)
Ezogabine/retigabine(1)	$891,461	$—	$891,461
Dermatology products	431,323	(3,100)	428,223
Other	82,172	(1,095)	81,077

Total IPR&D assets acquired	$1,404,956	$(4,195)	$1,400,761

    (1)
    Refer to note 5 — "COLLABORATION AGREEMENT"

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

  (j)
  As described in note 14, in connection with the Merger, Valeant secured financing of $125.0 million under a senior secured revolving credit facility, $1.0 billion under a senior secured term loan A facility (the "Term Loan A Facility"), and $1.625 billion under a senior secured term loan B facility (the "Term Loan B Facility"), and used a portion of the proceeds to undertake the following transactions prior to the Merger Date:

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

    On April 20, 2011, the Company distributed a notice of redemption to holders of Valeant's 4.0% Convertible Notes, pursuant to which all of the outstanding 4.0% Convertible Notes would be redeemed on May 20, 2011 (the "Redemption Date"), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. The 4.0% Convertible Notes called for redemption could be converted at the election of the holders at any time before the close of business on May 19, 2011. Consequently, all of the outstanding 4.0% Convertible Notes were converted into 17,782,764 common shares of the Company, at a conversion rate of 79.0667 common shares per $1,000 principal amount of notes, which represented a conversion price of approximately $12.65 per share. For further details regarding the settlement of the 4% Convertible Notes, see note 14 titled "LONG-TERM DEBT".

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

    The following table summarizes the fair value of long-term debt assumed as of the Merger Date:

Amounts Recognized as of Merger Date
Term Loan A Facility(1)	$1,000,000
Term Loan B Facility(1)	500,000
2017 Notes	497,500
2020 Notes	695,625
4.0% Convertible Notes(2)	220,489

Total long-term debt assumed	$2,913,614

    (1)
    Effective November 29, 2010, the Term Loan B Facility was repaid in full. Effective March 8, 2011, Valeant terminated the Credit and Guaranty Agreement and repaid the amounts outstanding under the Term Loan A Facility.

    (2)
    As described above, 4% Convertible Notes were redeemed in the second quarter of 2011.

  (k)
  Comprises current deferred tax assets ($68.5 million), non-current deferred tax assets ($4.3 million), current deferred tax liabilities ($6.5 million) and non-current deferred tax liabilities ($1,376.3 million).

  (l)
  Includes the fair value of contingent consideration related to Valeant's acquisition of Princeton Pharma Holdings LLC, and its wholly-owned operating subsidiary, Aton Pharma, Inc. ("Aton"), on May 26, 2010. The aggregate fair value of the contingent consideration was determined to be $21.6 million as of the Merger Date. The contingent consideration consists of future milestones predominantly based upon the achievement of approval and commercial targets for certain pipeline products (which are included in the fair value ascribed to the IPR&D assets acquired, as described above under (h)). The range of the undiscounted amounts the Company could be obligated to pay as contingent consideration ranges from nil to $390.0 million. During 2011, the Company suspended the development of the A002 program. For the year ended December 31, 2011, the Company recognized an impairment charge of $16.3 million to write down the IPR&D asset related to the A002 program, which was recognized as Acquired IPR&D in the Company's consolidated statements of income (loss). For further details, see note 12 titled "INTANGIBLE ASSETS AND GOODWILL". The impairment charges were partially offset by a gain of $9.4 million due to changes in the fair value of acquisition-related contingent consideration. The gain was recognized as Acquisition-related contingent consideration in the Company's consolidated statements of income (loss).

  (m)
  The Company assumed Valeant's existing call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes. These agreements consisted of purchased call options on 15,813,338 common shares of the Company, which matured on May 20, 2011, and written call options on the identical number of shares, which matured on August 18, 2011. For further details regarding the settlement of these call options, see note 14 titled "LONG-TERM DEBT".

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

  (n)
  Goodwill is calculated as the difference between the Merger Date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

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

    The amount of goodwill by business segment is indicated in note 12.

  Acquisition-Related Costs

  For the year ended December 31, 2010, the Company incurred $38.3 million of transaction costs directly related to the Merger, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  iNova

  Description of the Transaction

  On December 21, 2011, the Company acquired iNova from Archer Capital, Ironbridge Capital and other minority management shareholders. The Company made upfront payments of $656.7 million (AUD$657.9 million) and the Company will pay a series of potential milestones of up to $59.9 million (AUD$60.0 million) based on the success of pipeline activities, product registrations and overall revenue. The fair value of the contingent consideration was determined to be $44.5 million as of the acquisition date. As of December 31, 2011, the assumptions used for determining the fair value of the acquisition-related contingent consideration have not changed significantly from those used at the acquisition date.

  In connection with the transaction, in November and December 2011, the Company entered into foreign currency forward-exchange contracts to buy AUD$625.0 million, which were settled on December 20, 2011. The Company recorded a $16.4 million foreign exchange gain on the settlement of these contracts, which was recognized in Foreign exchange and other in the consolidated statements of income (loss) for the year ended December 31, 2011.

  iNova sells and distributes a range of prescription and OTC products in Australia, New Zealand, Southeast Asia and South Africa. iNova owns, develops and markets a diversified portfolio of prescription and OTC pharmaceutical products in the Asia Pacific region and South Africa, including leading therapeutic weight management brands such as Duromine®/Metermine®, as well as leading OTC brands in the cold and cough area, such as Difflam®, Duro-Tuss® and Rikodeine®.

  Assets Acquired and Liabilities Assumed

  The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the timing of this acquisition, these amounts are provisional and subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Acquisition Date
Cash and cash equivalents	$8,792
Accounts receivable(a)	30,525
Inventories	43,387
Property, plant and equipment	15,257
Identifiable intangible assets(b)	423,950
Current liabilities	(32,500)

Total indentifiable net assets	489,411
Goodwill(c)	211,770

Total fair value of consideration transferred	$701,181

  (a)
  The fair value of trade accounts receivable acquired was $30.5 million, with the gross contractual amount being $31.5 million, of which the Company expects that $1.0 million will be uncollectible.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

  (b)
  The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	8	$418,252
Corporate brands	4	5,698

Total identifiable intangible assets acquired	8	$423,950

  (c)
  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

  •
  cost savings, operating synergies and other benefits expected to result from combining the operations of iNova with those of the Company;

  •
  the value of the continuing operations of iNova's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

  •
  intangible assets that do not qualify for separate recognition (for instance, iNova's assembled workforce).

    The provisional amount of goodwill has been allocated to the Company's Canada and Australia business segment as indicated in note 12.

  Acquisition-Related Costs

  The Company has incurred to date $3.7 million of transaction costs directly related to the iNova acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Net Loss of iNova

  The revenues of iNova for the period from the acquisition date to December 31, 2011 were not material and net loss was $5.0 million. The net loss includes the effects of the acquisition accounting adjustments of $2.7 million and the acquisition-related costs of $3.7 million.

  Dermik

  Description of the Transaction

  On December 16, 2011, the Company acquired Dermik, a dermatological unit of Sanofi in the U.S. and Canada, as well as the worldwide rights to Sculptra® and Sculptra® Aesthetic, for a total cash purchase price of approximately $420.5 million. The acquisition includes Dermik's inventories and manufacturing facility located in Laval, Quebec. In connection with the acquisition of Dermik, the Company was required by the Federal Trade Commission ("FTC") to divest 1% clindamycin and 5% benzoyl peroxide gel, a generic version of BenzaClin®, and 5% fluorouracil cream, an authorized generic of Efudex®. For further details, see note 4 titled "ACQUISITIONS AND DISPOSITIONS".

  Dermik is a leading global medical dermatology business focused on the manufacturing, marketing and sale of therapeutic and aesthetic dermatology products.

  Assets Acquired and Liabilities Assumed

  The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the timing of this acquisition, these amounts are provisional and subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

  date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Acquisition Date
Inventories	$32,360
Property, plant and equipment	39,581
Identifiable intangible assets(a)	341,680
Deferred tax liability	(1,262)

Total indentifiable net assets	412,359
Goodwill(b)	8,141

Total fair value of consideration transferred	$420,500

  (a)
  The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	9	$292,472
Product rights	5	33,857
Manufacturing agreement	5	15,351

Total identifiable intangible assets acquired	9	$341,680

  (b)
  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. The Company expects that $6.4 million of the goodwill will be deductible for tax purposes in Canada. The goodwill recorded represents primarily the value of Dermik's assembled workforce. The provisional amount of goodwill has been allocated to the Company's U.S. Dermatology business segment as indicated in note 12.

  Acquisition-Related Costs

  The Company has incurred to date $9.5 million of transaction costs directly related to the Dermik acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Net Loss of Dermik

  The revenues of Dermik for the period from the acquisition date to December 31, 2011 were $7.6 million and net loss was $10.6 million. The net loss includes the effects of the acquisition accounting adjustments of $5.2 million, the acquisition-related costs of $9.5 million and acquisition-related integration and restructuring costs of $2.8 million.

  Ortho Dermatologics

  Description of the Transaction

  On December 12, 2011, the Company acquired assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc. ("Janssen"), for a total cash purchase price of approximately $346.1 million. The assets acquired included prescription brands Retin-A Micro®, Ertaczo®, Renova® and Biafine®.

  Ortho Dermatologics is a leader in the field of dermatology and, over the years, has developed several products to treat skin disorders and dermatologic conditions.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

  Assets Acquired and Liabilities Assumed

  The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the timing of this acquisition, these amounts are provisional and subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Acquisition Date
Inventories	$6,169
Property, plant and equipment	206
Identifiable intangible assets, excluding acquired IPR&D(a)	333,599
Acquired IPR&D(b)	4,318
Deferred tax liability	(1,690)

Total indentifiable net assets	342,602
Goodwill(c)	3,507

Total fair value of consideration transferred	$346,109

  (a)
  The identifiable intangible assets acquired relate to product brands intangible assets with an estimated weighted-average useful life of approximately nine years.

  (b)
  The acquired IPR&D asset relates to the development of the MC5 program.

  (c)
  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations of Ortho Dermatologics with those of the Company. The provisional amount of goodwill has been allocated to the Company's U.S. Dermatology business segment as indicated in note 12.

  Acquisition-Related Costs

  The Company has incurred to date $5.3 million of transaction costs directly related to the Ortho Dermatologics acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Net Loss of Ortho Dermatologics

  The revenues of Ortho Dermatologics for the period from the acquisition date to December 31, 2011 were $9.6 million and net loss was $2.1 million. The net loss includes the effects of the acquisition accounting adjustments of $2.7 million, the acquisition-related costs of $5.3 million and acquisition-related integration and restructuring costs of $2.6 million.

  Afexa

  Description of the Transaction

  On October 17, 2011, the Company acquired 73.8% (80,929,921 common shares) of the outstanding common shares of Afexa Life Sciences Inc. ("Afexa") for cash consideration of $67.7 million. The acquisition date fair value of the 26.2% noncontrolling interest in Afexa of $23.8 million was estimated using quoted market prices on such date.

  At a special meeting of Afexa shareholders held on December 12, 2011, a subsequent acquisition transaction was approved resulting in the privatization of Afexa and the remaining shareholders receiving C$0.85 per share. Consequently, as of December 31, 2011, the Company owned 100% of Afexa.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

  Afexa, currently markets several consumer brands, such as Cold-FX®, an OTC cold and flu treatment, and Coldsore-FX®, a topical OTC cold sore treatment.

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

  •
  amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

  •
  amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.

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

Amounts Recognized as of Acquisition Date
Cash	$1,558
Accounts receivable(a)	9,436
Inventories	22,489
Other current assets	5,406
Property and equipment	8,766
Identifiable intangible assets(b)	80,580
Current liabilities	(18,104)
Deferred income taxes, net	(20,533)
Other non-current liabilities	(1,138)

Total indentifiable net assets	88,460
Goodwill(c)	3,070

Total fair value of consideration transferred	$91,530

  (a)
  Both the fair value and gross contractual amount of trade accounts receivable acquired were $9.4 million, as the Company expects that the amount to be uncollectible is negligible.

  (b)
  The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	11	$65,194
Patented technology	7	15,386

Total identifiable intangible assets acquired	10	$80,580

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

  (c)
  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

  •
  cost savings, operating synergies and other benefits expected to result from combining the operations of Afexa with those of the Company; and

  •
  intangible assets that do not qualify for separate recognition (for instance, Afexa's assembled workforce).

    The provisional amount of goodwill has been allocated to the Company's Canada and Australia business segment as indicated in note 12.

  Acquisition-Related Costs

  The Company has incurred to date $3.3 million of transaction costs directly related to the Afexa acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Net Loss of Afexa

  The revenues of Afexa for the period from the acquisition date to December 31, 2011 were $12.6 million and net loss was $3.9 million. The net loss includes the effects of the acquisition accounting adjustments of $3.7 million, the acquisition-related costs of $3.3 million and acquisition-related integration and restructuring costs of $5.8 million. The net loss attributable to noncontrolling interest for the period from the acquisition date to December 31, 2011 was immaterial.

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

  As of the Sanitas Acquisition Date, the Company reclassified the unrealized loss of $0.2 million related to the previously-held equity interest from other comprehensive income to earnings, which was included in Gain (loss) on investments, net in the consolidated statements of income (loss).

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

  On September 22, 2011, the Company received approval from the Securities Commission of the Republic of Lithuania to conduct the mandatory tender offer through squeeze out procedures (the "Squeeze Out") at a price per one ordinary share of Sanitas equal to €10.06, which requested that all minority shareholders sell to the Company the ordinary shares of Sanitas owned by them (512,264 ordinary shares, or 1.6% of Sanitas).

  As the Company maintained a controlling financial interest in Sanitas during the Tender Offer, the additional ownership interest of 6.4% acquired in Sanitas was accounted for as an equity transaction between owners. The noncontrolling interest in Sanitas of approximately 1.6% to be acquired through the Squeeze Out procedures was classified as a liability in the Company's consolidated balance sheet as it was mandatorily redeemable. As of December 31, 2011, the amount due to Sanitas shareholders of $2.4 million was included in Accrued liabilities.

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

  •
  amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

  •
  amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.

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

Amounts Recognized as of Acquisition Date(a)
Cash and cash equivalents	$5,607
Accounts receivable(b)	25,645
Inventories	22,010
Other current assets	3,166
Property, plant and equipment	83,288
Identifiable intangible assets, excluding acquired IPR&D(c)	247,127
Acquired IPR&D	747
Other non-current assets	2,662
Current liabilities	(30,428)
Long-term debt, including current portion(d)	(67,134)
Deferred income taxes, net	(43,269)
Other non-current liabilities	(6,049)

Total indentifiable net assets	243,372
Goodwill(e)	204,791

Total fair value of consideration transferred	$448,163

  (a)
  As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. To date, the Company has not recognized any measurement period adjustments related to this acquisition.

  (b)
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

  (d)
  Effective December 1, 2011, Sanitas terminated its Facility Agreement and Revolving Credit Line Agreement, repaid the amounts outstanding under its credit facilities and cancelled the undrawn credit facilities.

  (e)
  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

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

    The provisional amount of goodwill has been allocated to the Company's Branded Generics — Europe business segment as indicated in note 12.

  Acquisition-Related Costs

  The Company has incurred to date $8.4 million of transaction costs directly related to the Sanitas acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Net Loss of Sanitas

  The revenues of Sanitas for the period from the Sanitas Acquisition Date to December 31, 2011 were $49.6 million and net loss was $7.0 million. The net loss includes the effects of the acquisition accounting adjustments of $16.3 million, the acquisition-related costs of $8.4 million and acquisition-related integration and restructuring costs of $7.1 million. The net loss attributable to noncontrolling interest for the period from the Sanitas Acquisition Date to December 31, 2011 was immaterial.

  Elidel®/Xerese®

  On June 29, 2011, the Company entered into a license agreement with Meda Pharma SARL ("Meda") to acquire the exclusive rights to commercialize both Elidel® Cream and Xerese® Cream in the U.S., Canada and Mexico. In addition, the Company and Meda have the right to undertake development work in respect of Elidel® and Xerese® products. The Company made an upfront payment to Meda of $76.0 million with an obligation to pay a series of potential milestone payments of up to $16.0 million and guaranteed royalties totaling $120.0 million in the aggregate through 2011 and 2012. Thereafter, the Company will pay a double-digit royalty to Meda on net sales of Elidel®, Xerese® and Zovirax®, including additional minimum royalties of $120.0 million in the aggregate during 2013-2015. The Company acquired the U.S. and Canadian rights to non-ophthalmic topical formulations of Zovirax® in the first quarter of 2011 (as described in note 4).

  The Elidel®/Xerese® transaction has been accounted for as a business combination under the acquisition method of accounting. The fair value of the upfront and contingent consideration, inclusive of minimum and variable royalty payments, was determined to be $437.7 million as of the acquisition date. As the majority of the contingent consideration relates to future royalty payments, the amount ultimately to be paid under this arrangement will be dependent on the future sales levels of Elidel®, Xerese®, and Zovirax®. In accordance with the acquisition method of accounting, the royalty payments associated with this transaction are treated as part of the consideration paid for the business, and therefore the Company will not recognize royalty expense in the consolidated statements of income (loss) for these products. The royalty payments are being recorded as a reduction to the acquisition-related contingent consideration liability. For the year ended December 31, 2011, the Company recognized a loss of $11.2 million due to changes in the fair value of acquisition-related contingent consideration. The loss was recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss). During the year ended December 31, 2011, the Company made $28.5 million of acquisition-related contingent consideration payments, including royalties and milestones, related to this transaction. In January 2012, the Company made additional royalty and milestone payments totaling $27.5 million.

  The total fair value of the consideration transferred has been assigned to product brands intangible assets ($406.4 million), acquired IPR&D assets ($33.5 million) and a net deferred income tax liability ($(2.2) million). The product brands intangible assets have an estimated weighted-average useful life of approximately eight years. The acquired IPR&D assets relate to the development of a Xerese® life-cycle product. The Company has incurred to date $0.4 million of transaction costs directly related to the license agreement, which have been expensed as acquisition-related costs. In the period from the acquisition date to December 31, 2011, the revenue and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

  earnings from the sale of Elidel® and Xerese® products under the license agreement were $38.5 million and $3.4 million, respectively. The earnings include the effects of the acquisition accounting adjustments of $26.4 million and the acquisition-related costs of $0.4 million.

  PharmaSwiss

  Description of the Transaction

  On March 10, 2011, the Company acquired all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and OTC pharmaceutical company based in Zug, Switzerland. As of the acquisition date, the total consideration transferred to effect the acquisition of PharmaSwiss comprised cash paid of $491.2 million (€353.1 million) and the rights to contingent consideration payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss were achieved for the 2011 calendar year. The fair value of the contingent payments was determined to be $27.5 million as of the acquisition date. For the year ended December 31, 2011, the Company recognized a gain of $13.2 million due to changes in the fair value of acquisition-related contingent consideration. The gain was recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss). The Company is determining whether a contingent consideration payment of $13.0 million (€10.0 million) is payable based on the net sales results for the 2011 calendar year.

  In connection with the transaction, in February 2011, the Company entered into foreign currency forward-exchange contracts to buy €130.0 million, which were settled on March 9, 2011. The Company recorded a $5.1 million gain on the settlement of these contracts, which was partially offset by a foreign exchange loss of $2.4 million recognized on the remaining €220.0 million bought to finance the transaction. The net foreign exchange gain of $2.7 million was recognized in Foreign exchange and other in the consolidated statement of income for the year ended December 31, 2011.

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

  Assets Acquired and Liabilities Assumed

  The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

  •
  amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction, and the filing of PharmaSwiss pre-acquisition tax returns; and

  •
  amount of goodwill pending the completion of the income tax assets and liabilities.

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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2011 (as adjusted)
Cash and cash equivalents	$43,940	$—	$43,940
Accounts receivable(c)	63,509	(1,880)	61,629
Inventories(d)	72,144	(1,825)	70,319
Other current assets	14,429	—	14,429
Property, plant and equipment	9,737	—	9,737
Identifiable intangible assets(e)	202,071	7,169	209,240
Other non-current assets	3,122	—	3,122
Current liabilities	(46,866)	826	(46,040)
Deferred income taxes, net	(18,176)	11,568	(6,608)
Other non-current liabilities	(720)	—	(720)

Total indentifiable net assets	343,190	15,858	359,048
Goodwill(f)	171,105	(11,445)	159,660

Total fair value of consideration transferred	$514,295	$4,413	$518,708

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

  (d)
  Includes $18.2 million to record PharmaSwiss inventory at its estimated fair value.

  (e)
  The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2011 (as adjusted)
Partner relationships(1)	7	$130,183	$—	$130,183
Product brands	9	71,888	7,169	79,057

Total identifiable intangible assets acquired	7	$202,071	$7,169	$209,240

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

  (f)
  Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

  •
  cost savings, operating synergies and other benefits expected to result from combining the operations of PharmaSwiss with those of the Company;

  •
  the value of the going-concern element of PharmaSwiss existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

  •
  intangible assets that do not qualify for separate recognition (for instance, PharmaSwiss assembled workforce).

    The provisional amount of goodwill has been allocated to the Company's Branded Generics — Europe business segment as indicated in note 12.

  Acquisition-Related Costs

  The Company has incurred to date $2.1 million of transaction costs directly related to the PharmaSwiss acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Net Loss of PharmaSwiss

  The revenues of PharmaSwiss for the period from the acquisition date to December 31, 2011 were $199.9 million and net loss was $23.5 million. The net loss includes the effects of the acquisition accounting adjustments of $41.6 million, the acquisition-related costs of $2.1 million and acquisition-related restructuring and integration costs of $5.6 million.

  Tetrabenazine

  On June 19, 2009, the Company acquired the worldwide development and commercialization rights to the entire portfolio of tetrabenazine products, including Xenazine® and Nitoman®, held by Cambridge Laboratories (Ireland) Limited and its affiliates (collectively, "Cambridge"). The Company had previously obtained certain licensing rights to tetrabenazine in the U.S. and Canada through the acquisition of Prestwick Pharmaceuticals, Inc. ("Prestwick") in September 2008. By means of this acquisition, the Company obtained Cambridge's economic interest in the supply of tetrabenazine for the U.S. and Canadian markets, as well as for a number of other countries in Europe and around the world through existing distribution arrangements. In addition, the Company assumed Cambridge's royalty obligations to third parties on the worldwide sales of tetrabenazine.

  This acquisition was accounted for as a business combination under the acquisition method of accounting. The total purchase price comprised cash consideration of $200.0 million paid on closing, and additional payments of $12.5 million and $17.5 million due to Cambridge on the first and second anniversaries of the closing date, respectively, both of which additional payments had been paid by December 31, 2011. These additional payments were fair valued at $26.8 million, using an imputed interest rate comparable to the Company's available borrowing rate at the date of acquisition, and were recorded in long-term debt (as described in note 14). No gain or loss was recognized in conjunction with the effective settlement of the contractual relationship between Prestwick and Cambridge as a result of this acquisition, as the pre-existing contracts could have been terminated without financial penalty. The Company incurred $5.6 million of costs related to this acquisition, which were expensed as acquisition-related costs in the second quarter of 2009.

  The total fair value of the consideration transferred had been assigned to inventory ($1.1 million), product rights intangible assets ($189.7 million) and acquired IPR&D assets ($36.0 million). The product rights intangible assets have an estimated weighted-average useful life of approximately nine years. The projected cash flows from the products were adjusted for the probabilities of genericization and competition from the IPR&D projects described below.

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

  Unaudited Pro Forma Impact of Material Business Combinations

  The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 2011 and 2010, as if the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions had occurred as of January 1, 2010 and the Merger had occurred as of January 1, 2009. The unaudited pro forma information does not include the license agreement to acquire the rights to Elidel® and Xerese®, as the impact is immaterial to these pro forma results and it was impracticable to obtain the necessary historical information as discrete financial statements for these product lines were not prepared. In addition, the unaudited pro forma information does not include the Dermik acquisition, as it was impracticable to obtain the necessary historical information as discrete financial statements were not prepared.

	2011	2010
Revenues	$2,927,422	$2,624,198
Net income (loss)	154,895	(323,971)
Basic earnings (loss) per share	$0.51	$(1.08)
Diluted earnings (loss) per share	$0.47	$(1.08)

  The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, Valeant, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa. Except to the extent realized in the year ended December 31, 2011, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of the Merger or PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the year ended December 31, 2011, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with Valeant, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa.

  The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions and the Merger been completed on January 1, 2010 and January 1, 2009, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily adjustments consistent with the unaudited pro forma information related to the Merger and the following unaudited pro forma adjustments related to PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa:

  •
  elimination of Valeant, PharmaSwiss's, Sanitas's, Ortho Dermatologics's, iNova's and Afexa's historical intangible asset amortization expense;

  •
  additional amortization expense related to the provisional fair value of identifiable intangible assets acquired;

  •
  additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;

  •
  elimination of interest expense related to Valeant's legacy 8.375% and 7.625% senior unsecured notes and senior secured term loan that were repaid as part of the Merger transaction;

  •
  additional interest expense associated with the financing obtained by Valeant in connection with the various acquisitions;

  •
  reduced non-cash interest expense related to the accretion of the principal amount of the 4.0% Convertible Notes as a result of the fair value adjustment;

  •
  elimination of the amortization of deferred financing costs recorded by Biovail related to its senior secured credit facility, which was terminated in connection with the Merger;

  •
  additional share-based compensation expense related to unvested stock options and RSUs issued by Biovail to replace Valeant's stock options and RSUs;

  •
  elimination of Valeant's acquisition-related costs and Merger-related restructuring charges, which will not have a continuing impact on the Company's operations; and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

3.     BUSINESS COMBINATIONS (Continued)

  •
  the exclusion from pro forma earnings in the year ended December 31, 2011 of the acquisition accounting adjustments on Valeant's, PharmaSwiss', Sanitas', Ortho Dermatologics', iNova's and Afexa's inventories that were sold subsequent to the acquisition date of $27.3 million, $18.8 million, $5.2 million, $0.7 million, $1.2 million and $2.1 million, respectively, and the exclusion of PharmaSwiss', Sanitas', Ortho Dermatologics', iNova's and Afexa's acquisition-related costs of $2.1 million, $8.4 million, $5.3 million, $3.7 million and $3.3 million, respectively, in the year ended December 31, 2011, and the inclusion of those amounts in pro forma earnings for the corresponding periods of 2010.

  In addition, all of the above adjustments were adjusted for the applicable tax impact.

  Other

  In 2011, the Company acquired Ganehill Pty Limited ("Ganehill"), an Australian company engaged in the marketing and distribution of skin care products under the Invisible Zinc® brand. The fair value of the total cash and contingent consideration transferred to effect the acquisition of Ganehill was $19.4 million, which was assigned primarily to product brands intangible assets ($12.7 million) and goodwill ($5.4 million). In addition, the Company acquired the product rights in Greece for Procef®, Niflamol®, Superace®, and Monopril® for total consideration of $12.0 million, which was assigned primarily to identifiable intangible assets. The Company also acquired certain other businesses, including the Canadian rights to Aczone™, Delatestryl® and Viroptic®, for approximately $17.7 million in the aggregate, which was assigned primarily to identifiable intangible assets. The Company also acquired from Fleming and Company, Pharmaceuticals the product rights to a number of brands, including Ocean® and Nephrocaps®. The fair value of the total consideration transferred was $15.7 million, which was assigned primarily to product brands intangible assets. The Company does not consider these acquisitions to be material, individually or in the aggregate, to its consolidated results of operations and is therefore not presenting actual or pro forma financial information.

4.     ACQUISITIONS AND DISPOSITIONS

  Divestitures of IDP-111 and 5-FU

  In connection with the acquisition of Dermik, the Company was required by the FTC to divest 1% clindamycin and 5% benzoyl peroxide gel ("IDP-111"), a generic version of BenzaClin®, and 5% fluorouracil cream ("5-FU"), an authorized generic of Efudex®.

  On February 3, 2012, the Company sold the IDP-111 and 5-FU products to Mylan Pharmaceuticals, Inc. In the fourth quarter of 2011, the Company recognized $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell. The impairment charges are included in Amortization of intangible assets in the consolidated statements of income (loss) for the year ended December 31, 2011. The adjusted carrying values of $54.4 million and $14.8 million for IDP-111 and 5-FU, respectively, were classified as Assets held for sale on the consolidated balance sheet as of December 31, 2011 and are included within the U.S. Dermatology reporting segment.

  Cloderm®

  On March 31, 2011, the Company out-licensed the product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy's Laboratories, in exchange for a $36.0 million upfront payment, which was received in early April 2011, and future royalty payments. The Cloderm® product rights intangible asset was recorded at a fair value of $31.8 million as of the Merger Date, and had a remaining unamortized carrying value of $30.7 million at March 31, 2011. Cloderm® was considered a non-core asset with respect to the Company's business strategy, which contemplates, on an ongoing basis, the selective purchase and sale of products and assets with a focus on core geographies and therapeutic classes. The Company, therefore, considers the out-license or sale of non-core assets to be part of its ongoing major and central operations. Accordingly, proceeds on the out-license or sale of non-core assets are recognized as alliance revenue, with the associated costs, including the carrying amount of related intangible assets, recorded as cost of alliance revenue. In connection with the out-license of the product rights to Cloderm®, the Company recognized the upfront payment as alliance revenue in the first quarter of 2011 and expensed the carrying amount of the Cloderm® intangible assets as cost of alliance revenue. The Company recognizes the royalty payments as alliance revenue as they are earned.

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

4.     ACQUISITIONS AND DISPOSITIONS (Continued)

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

  Lodalis™

  On February 9, 2011, the Company acquired the Canadian rights to Lodalis™ (colesevelam hydrochloride) from Genzyme Corporation ("Genzyme") for a $2.0 million upfront payment and potential future milestone payments. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use and, accordingly, the upfront payment was charged to acquired IPR&D expense as of the acquisition date. In the second quarter of 2011, the Company made a first milestone payment of $2.0 million to Genzyme, which was charged to acquired IPR&D expense in the period. In September 2011, colesevelam hydrochloride received regulatory approval from Health Canada, in the form of a Notice of Compliance ("NOC"), for commercialization in Canada, which triggered an additional milestone payment of $5.0 million, which the Company paid in October 2011. The Company recognized this milestone as an intangible asset in its consolidated balance sheet. Subsequently, the Company filed for a product name change and a manufacturer name change, and the NOC for Lodalis™ was received from Health Canada on December 28, 2011.

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

  Under a separate agreement dated November 1, 2010, the Company granted Kadmon an exclusive, worldwide license to taribavirin, excluding the territory of Japan, in exchange for an upfront payment of $5.0 million, other development milestones, and royalty payments in the range of 8-12% of future net sales. The fair value associated with ribavirin was included in the acquired IPR&D assets identified as of the Merger Date.

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

  Under the terms of the license agreement, the Company paid an upfront fee of $10.0 million. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $10.0 million upfront payment, together with $0.2 million of acquisition costs, was charged to acquired IPR&D expense in the second quarter of 2010.

  In April 2007, Kyowa Hakko Kirin filed an NDA for istradefylline, which received a Not Approvable letter from the FDA in February 2008. The FDA requested a Complete Response to the Not Approvable letter before considering to meeting with us and discussing the regulatory approval process for istradefylline. The Company determined the available data, including additional studies conducted in Japan, did not support FDA approval of istradefylline. As a result, the agreement with Kyowa Hakko Kirin was terminated on June 2, 2011. No termination fees or penalties were paid in connection with the termination.

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

4.     ACQUISITIONS AND DISPOSITIONS (Continued)

  injectable dosage form of CX1739. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, upfront payments totaling $10.0 million made by the Company to Cortex, together with $0.7 million of acquisition costs, were charged to acquired IPR&D expense in the first quarter of 2010.

  As described in note 6, the Company suspended development of the Ampakine® compounds. The program was sold back to Cortex on March 15, 2011 for an upfront fee of $0.2 million.

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

4.     ACQUISITIONS AND DISPOSITIONS (Continued)

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

  Valeant agreed to share equally with GSK the development and pre-commercialization expenses of ezogabine/retigabine in the U.S., Australia, New Zealand, Canada and Puerto Rico (the "Collaboration Territory"). Following the launch of an ezogabine/retigabine product, the Company will share equally in the profits of ezogabine/retigabine in the Collaboration Territory. In addition, Valeant granted GSK an exclusive license to develop and commercialize retigabine in countries outside of the Collaboration Territory and certain backup compounds to ezogabine/retigabine worldwide. GSK is responsible for all expenses outside of the Collaboration Territory and will solely fund the development of any backup compound. The Company will receive up to a 20% royalty on net sales of retigabine outside of the Collaboration Territory. In addition, if backup compounds are developed and commercialized by GSK, GSK will pay the Company royalties of up to 20% of net sales of products based upon such backup compounds.

  Under the terms of the Collaboration Agreement, GSK will pay the Company up to $545.0 million, of which $40.0 million was received and recognized by the Company in the second quarter of 2011, as described below, based upon the achievement of certain regulatory, commercialization and sales milestones, and the development of additional indications for ezogabine/retigabine. GSK will also pay the Company up to an additional $150.0 million if certain regulatory and commercialization milestones are achieved for backup compounds to ezogabine/retigabine.

  In March 2011, the European Commission granted marketing authorization for Trobalt™ (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the FDA approved the NDA for Potiga™ (ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. In December 2011, ezogabine/retigabine received scheduling as a controlled substance, which triggered the commencement of amortization.

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

  world, the Company will be responsible for the payment of these royalties to Meda Pharma from the royalty payments it receives from GSK. In connection with the approval of the NDA for Potiga™, the Company made a $6.0 million milestone payment to Meda Pharma in the second quarter of 2011. As this potential milestone payment had been included in the estimated net future cash flows used to determine the fair value for the ezogabine/retigabine IPR&D assets as of the Merger Date, the payment of this milestone to Meda Pharma was recorded as an addition to the value of those assets.

6.     RESTRUCTURING AND INTEGRATION

  Merger-Related Cost-Rationalization and Integration Initiatives

  The Company has largely completed measures to integrate the operations of Biovail and Valeant, capture operating synergies and generate cost savings across the Company. These measures include:

  •
  workforce reductions across the Company and other organizational changes;

  •
  closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

  •
  leveraging research and development spend; and

  •
  procurement savings.

  In connection with these cost-rationalization and integration initiatives, the Company has incurred costs including: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who have been terminated as a result of the Merger; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with the Company's research and development model; costs to consolidate or close facilities and relocate employees, asset impairments charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs.

  The following table summarizes the major components of costs incurred in connection with Merger-related initiatives through December 31, 2011:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs(1)		Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)

Balance, December 31, 2011	$2,158	$681	$—	$10,314	$13,153

  (1)
  As described below under "— Research and Development Pipeline Rationalization".

  As described in note 26, restructuring costs are not recorded in the Company's business segments.

  Employee Termination Costs

  The Company recognized employee termination costs of $14.5 million and $58.7 million in the years ended December 31, 2011 and December 31, 2010, respectively, for severance and related benefits payable to approximately 500 employees of Biovail and Valeant who have been terminated as a result of the Merger. These reductions primarily reflect the elimination of redundancies and consolidation of staff in the research and development, general and administrative, and sales and marketing functions. As of December 31, 2011, $72.1 million of the termination costs had been paid with the balance payable in the first quarter of 2012.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

6.     RESTRUCTURING AND INTEGRATION (Continued)

  In addition, in the year ended December 31, 2010, the Company recognized incremental share-based compensation expense of $49.5 million related to the following stock options and RSUs held by terminated employees of Biovail and Valeant:

Stock options and time-based RSUs held by Biovail employees with employment agreements	$9,622
Stock options held by Biovail employees without employment agreements	(492)
Performance-based RSUs held by Biovail executive officers and selected employees	20,287
Stock options and RSUs held by former executive officers of Valeant	20,065

$49,482

  The Company recognized an additional $3.5 million in share-based compensation expense in the year ended December 31, 2011, related to stock options and RSUs held by terminated employees of Biovail and Valeant.

  Research and Development Pipeline Rationalization

  Prior to the Merger, the Company's product development and business development efforts were focused on unmet medical needs in specialty CNS disorders. Since the Merger, the Company has been employing a leveraged research and development model that allows it to progress development programs, while minimizing research and development expense, through partnerships and other means. In consideration of this model, following the Merger, the Company conducted a strategic and financial review of its product development pipeline and identified the programs that did not align with the Company's new research and development model. These programs are outlined in the table below. In respect of the Staccato® loxapine, GDNF, tetrabenazine, fipamezole and pimavanserin programs, the Company provided notices of termination to, or entered into termination agreements with, the counterparties to the agreements. Regarding the Ampakine® program, the Company suspended development of these compounds and the program was sold back to Cortex on March 15, 2011 for an upfront fee of $0.2 million.

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

  (3)
  Represents the carrying amount of the related acquired IPR&D asset capitalized in connection with the tetrabenazine acquisition in June 2009 (as described in note 3).

  In addition to the settlement payments identified in the table above, the Company incurred internal and external costs of $5.3 million in the fourth quarter of 2010 that were directly associated with the fulfillment of its remaining contractual obligations under these terminated arrangements, which costs have been recognized as restructuring costs.

  Contract Termination, Facility Closure and Other Costs

  Facility closure costs incurred in the year ended December 31, 2011 included a $9.8 million charge for the remaining operating lease obligations (net of estimated sublease rentals that could be reasonably obtained) related to our vacated Mississauga, Ontario corporate office facility and a charge of $1.4 million related to a lease termination payment on our Aliso Viejo, California corporate office facility.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

6.     RESTRUCTURING AND INTEGRATION (Continued)

  The Company has transitioned a number of its corporate office functions to Bridgewater, New Jersey. As a result, a portion of the previously vacated space in the Bridgewater facility have been reoccupied, resulting in a $2.0 million reversal of a previously recognized restructuring accrual related to that space.

  In addition to costs associated with the Company's Merger-related initiatives, the Company incurred $50.9 million of integration-related costs in the year ended December 31, 2011, of which $37.5 million had been paid as of December 31, 2011. These costs were primarily related to the integration of operations following the acquisitions of Afexa, PharmaSwiss, Dermik, Ortho Dermatologics, Sanitas and iNova, the consolidation of the Company manufacturing facilities in Brazil, and worldwide systems integration initiatives.

  Pre-Merger Cost-Rationalization Initiatives

  In May 2008, the Company initiated restructuring measures that were intended to rationalize its manufacturing operations, pharmaceutical sciences operations, and general and administrative expenses. The following costs were incurred in connection with these initiatives during the three years ended December 31, 2011:

	Asset Impairments			Employee Termination Costs		Contract Termination, Facility Closure and Other Costs
	Manufacturing	Pharmaceutical Sciences	Corporate	Manufacturing	Pharmaceutical Sciences		Total
Balance, January 1, 2009	$—	$—	$—	$3,309	$—	$3,346	$6,655
Costs incurred and charged to expense	7,591	2,784	10,968	4,942	1,441	2,307	30,033
Cash payments	—	—	—	(2,041)	(1,278)	(1,321)	(4,640)
Non-cash adjustments	(7,591)	(2,784)	(10,968)	—	71	—	(21,272)

Balance, December 31, 2009	—	—	—	6,210	234	4,332	10,776

Costs incurred and charged to expense	400	—	—	1,330	1,924	2,365	6,019
Cash payments	—	—	—	(7,540)	(2,057)	(3,017)	(12,614)
Non-cash adjustments	(400)	—	—	—	(101)	—	(501)

Balance, December 31, 2010	—	—	—	—	—	3,680	3,680

Costs incurred and charged to expense	—	—	—	—	—	(356)	(356)
Cash payments	—	—	—	—	—	(1,078)	(1,078)
Non-cash adjustments	—	—	—	—	—	(2,246)	(2,246)

Balance, December 31, 2011	$—	$—	$—	$—	$—	$—	$—

  Manufacturing Operations

  On January 15, 2010, the Company completed the sale of its Dorado, Puerto Rico manufacturing facility for net cash proceeds of $8.5 million.

  As of September 30, 2010, the Company completed the transfer of remaining manufacturing processes from its Carolina, Puerto Rico manufacturing facility to its plant in Steinbach, Manitoba. Following the end of production, the Company incurred internal and external costs of $1.3 million directly associated with the final shutdown of the Carolina facility, which costs have been recognized as restructuring costs in 2010. The Company also recorded an impairment charge of $0.4 million in 2010 to write off the remaining carrying value of the Carolina facility after unsuccessful efforts to locate a buyer for the facility.

  The Company incurred employee termination costs of $9.6 million in total in 2010 for severance and related benefits payable to the approximately 240 employees terminated as a result of the closure of the Dorado and Carolina facilities. As these employees were required to provide service during the shutdown period in order to be eligible for termination benefits, the Company was recognizing the cost of those termination benefits ratably over the estimated future service period.

  In 2009, the Company recorded impairment charges of $7.6 million to write down the carrying value of the property, plant and equipment located in Puerto Rico to its estimated fair value.

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

  The consolidated statements of income (loss) for the years ended December 31, 2010 and 2009 included the following revenue and expenses of CRD, which, as described above, have not been segregated from continuing operations:

	2010	2009
Service and other revenues	$5,642	$12,027

Cost of services	7,211	13,849
Selling, general and administrative expenses	2,328	3,718

Total operating expenses	9,539	17,567

Operating loss	(3,897)	(5,540)
Foreign exchange gain (loss)	(102)	93

Net loss	$(3,999)	$(5,447)

  In 2009, the Company incurred employee termination costs of $1.4 million for severance and related benefits payable to the approximately 50 employees terminated as a result of the closure of its Mississauga, Ontario research and development facility and the consolidation of its previous Chantilly, Virginia research and development operations. In addition, the Company recorded an impairment charge of $0.5 million related to the write-down of the carrying value of the equipment and leasehold improvements located at the Mississauga facility to their estimated fair value. The Company also recognized $1.6 million of accelerated depreciation arising from the reduced useful life of the leasehold improvements located at the Chantilly facility, and incurred lease termination costs of $1.4 million as a result of vacating one of its premises in Chantilly in 2009.

  In addition, in 2009, the Company completed the sale of its Dublin, Ireland research and development facility for net cash proceeds of $5.2 million, which resulted in a write-down of $9.9 million to the carrying value of this facility.

  Corporate Headquarters

  On November 4, 2009, the Company completed the sale and leaseback of its corporate headquarters in Mississauga, Ontario for net proceeds of $17.8 million. The Company recognized a loss on disposal of $11.0 million. In June 2011, the Company vacated this facility. Refer to above under "Merger-Related Cost-Rationalization and Integration Initiatives — Contract Termination, Facility Closure and Other Costs", for further discussion.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

7.     FAIR VALUE MEASUREMENTS

  Assets Measured at Fair Value on a Recurring Basis

  The following fair value hierarchy table presents the components and classification of the Company's financial assets measured at fair value as of December 31, 2011 and 2010:

	2011				2010
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$27,711	$27,711	$—	$—	$91,448	$91,448	$—	$—
Available-for-sale equity securities	3,364	3,364	—	—	—	—	—	—
Available-for-sale debt securities:
Corporate bonds	2,974	2,974	—	—	6,340	—	6,340	—
Government-sponsored enterprise securities	—	—	—	—	1,826	—	1,826	—

Total financial assets	$34,049	$34,049	$—	$—	$99,614	$91,448	$8,166	$—

Cash equivalents	$27,711	$27,711	$—	$—	$91,448	$91,448	$—	$—
Marketable securities	6,338	6,338	—	—	8,166	—	8,166	—

Total financial assets	$34,049	$34,049	$—	$—	$99,614	$91,448	$8,166	$—

Liabilities:
Acquisition-related contingent consideration	$(420,084)	$—	$—	$(420,084)	$(20,220)	$—	$—	$(20,220)

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

7.     FAIR VALUE MEASUREMENTS (Continued)

  The following table presents a reconciliation of contingent consideration obligations and the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

	2011	2010
Balance, beginning of year	$(20,220)	$6,009
Total unrealized gains (losses):
Included in net income (loss):
Arising during the year	11,817 (1)	(5,163	)(2)
Reclassification from other comprehensive (loss) income	—	(389)
Included in other comprehensive income:
Arising during year	—	554
Reclassification to net income (loss)	—	389
Proceeds on disposal	—	(1,400)
Acquisition-related contingent consideration:
Issuances	(443,481)	(20,220)
Payments	31,800	—

Balance, end of year	$(420,084)	$(20,220)

  (1)
  $11.0 million is recognized as Acquisition-related contingent consideration and $0.8 million is included in Foreign exchange and other in the consolidated statements of income (loss).

  (2)
  Included in Gain (loss) on investments, net (as described in note 20).

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

  As of December 31, 2011, the Company's assets measured at fair value on a non-recurring basis subsequent to initial recognition included intangible assets related to the IDP-111 and 5-FU products classified as held for sale on the consolidated balance sheet. Refer to note 4 for additional information. The Company recognized impairment charges in 2011 of $7.9 million and $19.8 million for IDP-111 and 5-FU, respectively. The adjusted carrying amounts of $54.4 million and $14.8 million for IDP-111 and 5-FU, respectively, are equal to estimated fair value, less costs to sell, which was based on observable market prices and represents Level 2 inputs.

  Also, the Company recognized impairment charges on IPR&D assets of $105.2 million in the fourth quarter of 2011, relating to the A002, A004, and A006 programs acquired as part of the Aton acquisition in 2010 described above under note 3, as well as the IDP-109 and IDP-115 dermatology programs. The adjusted carrying amounts of $12.6 million, in the aggregate, for these assets are equal to their estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs. For further information, see note 12 titled "INTANGIBLE ASSETS AND GOODWILL".

  In addition, the Company's assets measured at fair value on a non-recurring basis include a property in Warsaw, Poland, which is classified as held for sale on the consolidated balance sheet. The fair value less costs to sell of this property is $3.1 million as of December 31, 2011 based on observed prices for comparable market transactions, which represent Level 2 inputs. The Company recognized impairment charges in 2011 of $0.6 million on this property.

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarizes the estimated fair values of the Company's financial instruments as of December 31, 2011 and 2010:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$27,711	$27,711	$91,448	$91,448
Marketable securities	6,338	6,338	8,166	8,166
Long-term debt (as described in note 14)	(6,651,011)	(6,732,568)	(3,595,277)	(4,174,561)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  The following table summarizes the Company's marketable securities by major security type as of December 31, 2011 and 2010:

	2011				2010
			Gross Unrealized				Gross Unrealized
	Cost Basis	Fair Value			Cost Basis	Fair Value
			Gains	Losses			Gains	Losses
Corporate bonds	$2,983	$2,974	$—	$(9)	$6,234	$6,340	$106	$—
Government-sponsored enterprise securities	—	—	—	—	1,825	1,826	1	—
Equity securities	1,730	3,364	1,634	—	—	—	—	—

	$4,713	$6,338	$1,634	$(9)	$8,059	$8,166	$107	$—

  All marketable debt securities held as of December 31, 2011 mature within one year. Gross gains and losses realized on the sale of marketable debt securities were not material in the years ended December 31, 2011, 2010 or 2009.

9.     ACCOUNTS RECEIVABLE

  The components of accounts receivable as of December 31, 2011 and 2010 were as follows:

	2011	2010
Trade	$480,867	$240,712
Less allowance for doubtful accounts	(12,328)	(6,692)

	468,539	234,020
Royalties	21,774	16,424
Other	78,955	24,375

	$569,268	$274,819

  The increase in accounts receivable primarily reflects the addition of PharmaSwiss', Sanitas', Dermik's, Ortho Dermatologics', iNova's and Afexa's revenues from products and services in 2011, as well as revenue growth of the existing business, and the receivable from ValueAct Capital Master Fund, L.P. ("ValueAct") related to withholding taxes on the March 2011 share repurchase.

10.   INVENTORIES

  The components of inventories as of December 31, 2011 and 2010 were as follows:

	2011	2010
Raw materials	$63,368	$55,486
Work in process	64,108	43,587
Finished goods	250,555	158,574

	378,031	257,647
Less allowance for obsolescence	(22,819)	(28,065)

	$355,212	$229,582

  The increase in inventories primarily reflect the acquisition of PharmaSwiss', Sanitas', Dermik's, Ortho Dermatologics', iNova's, and Afexa's inventories, which were initially recorded at fair value (as described in note 3). In the year ended December 31, 2011, cost of goods sold includes $51.3 million of acquisition accounting adjustments on the Valeant, PharmaSwiss and Sanitas inventories that were sold in 2011. As of December 31, 2011, substantially all of the acquisition accounting adjustments related to Valeant, PharmaSwiss and Sanitas inventories had been recognized in cost of goods sold.

  In the year ended December 31, 2010, cost of goods sold includes $53.3 million of acquisition accounting adjustments on the Valeant's inventory that was sold subsequent to the Merger Date.

  In the year ended December 31, 2011, the decline in the allowance for obsolescence primarily reflected the write off of obsolete inventory against the allowance.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

11.   PROPERTY, PLANT AND EQUIPMENT

  The major components of property, plant and equipment as of December 31, 2011 and 2010 were as follows:

	2011	2010
Land	$44,110	$25,528
Buildings	216,182	159,712
Machinery and equipment	207,136	145,292
Other equipment and leasehold improvements	49,114	65,597
Construction in progress	23,492	8,334

	540,034	404,463
Less accumulated depreciation	(125,792)	(122,711)

	$414,242	$281,752

  The increase in the gross carrying value primarily reflects the acquisition of Sanitas', PharmaSwiss', Dermik's, iNova's and Afexa's property, plant and equipment, which were recorded at fair value (as described in note 3), partially offset by the impact of foreign currency exchange.

  Depreciation expense amounted to $45.6 million, $23.9 million and $18.8 million in the years ended December 31, 2011, 2010 and 2009, respectively.

12.   INTANGIBLE ASSETS AND GOODWILL

  Intangible Assets

  The major components of intangible assets as of December 31, 2011 and 2010 were as follows:

	Weighted- Average Useful Lives (Years)	2011			2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	13	$6,442,371	$(737,876)	$5,704,495	$4,227,465	$(404,951)	$3,822,514
Corporate brands	19	181,349	(10,630)	170,719	169,675	(2,191)	167,484
Product rights	8	1,302,748	(306,936)	995,812	1,074,611	(279,275)	795,336
Partner relationships	7	135,095	(15,633)	119,462	—	—	—
Out-licensed technology and other	8	174,873	(38,915)	135,958	205,332	(17,842)	187,490

Total finite-lived intangible assets(1)	13	8,236,436	(1,109,990)	7,126,446	5,677,083	(704,259)	4,972,824
Indefinite-lived intangible assets:
Acquired IPR&D(2)	NA	531,352	—	531,352	1,399,956	—	1,399,956

		$8,767,788	$(1,109,990)	$7,657,798	$7,077,039	$(704,259)	$6,372,780

  (1)
  As described in note 4, in connection with the divestitures of IDP-111 and 5-FU, the Company reclassified from intangible assets $54.4 million and $14.8 million of carrying value related to these products, respectively, to assets held for sale in the consolidated balance sheet as of December 31, 2011. In addition, the Company recognized $7.9 million and $19.8 million of impairment charges related to IDP-111 and 5-FU, respectively, in Amortization of intangible assets in the consolidated statements of income (loss) for the year ended December 31, 2011.

  (2)
  As described in note 5, in December 2011, ezogabine/retigabine received scheduling as a controlled substance, which triggered the reclassification of $797.7 million of IPR&D to a finite-lived product brand intangible asset, to be amortized over an estimated useful life of seven years. Also, the Company recognized impairment charges on IPR&D assets of $105.2 million in the fourth quarter of 2011, relating to the A002, A004, and A006 programs (U.S. Neurology and Other segment) acquired as part of the Aton

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

12.   INTANGIBLE ASSETS AND GOODWILL (Continued)

    acquisition in 2010 described above under note 3, as well as the IDP-109 and IDP-115 programs (U.S. Dermatology segment). The impairment charges were triggered in the fourth quarter of 2011 due to unfavorable study results, feedback received from the FDA which would result in the incurrence of higher costs to perform additional studies, reassessment of risk and the probability of success, and/or pipeline prioritization decisions resulting in the re-allocation of Company resources to other research and development programs. The impairment charges on IPR&D assets were recorded in Acquired in-process research and development expense in the consolidated statements of income (loss) for the year ended December 31, 2011.

  The increase in intangible assets primarily reflects the acquisition of the PharmaSwiss, Sanitas, Elidel® and Xerese®, Dermik, Ortho Dermatologics, Afexa and iNova identifiable intangible assets (as described in note 3) and the rights to Zovirax® (as described in note 4), partially offset by the impact of the measurement period adjustments in connection with the Merger (as described in note 3), the impact of foreign currency exchange, the write-off of IPR&D assets described above, the carrying amount of the Cloderm® intangible assets expensed on the out-license of the product rights and the reclassification from intangible assets of the carrying values of IDP-111 and 5-FU to assets held for sale as described above.

  For the years ended December 31, 2011, 2010 and 2009, amortization expense related to intangible assets was recorded as follows:

	2011	2010	2009
Alliance and royalty revenue	$1,072	$1,072	$1,072
Cost of goods sold	8,103	8,103	8,103
Amortization expense	557,814	219,758	104,730

	$566,989	$228,933	$113,905

  Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$799,318	$801,101	$791,634	$772,828	$772,595

  Goodwill

  As of the Merger Date, the Company reassigned its existing goodwill to affected reporting units using a relative fair value approach. The changes in the carrying amount of goodwill from the Merger Date through December 31, 2011 were as follows:

	U.S. Neurology and Other	U.S. Dermatology	Canada and Australia	Branded Generics — Europe	Branded Generics — Latin America	Total
Balance, September 28, 2010	$68,029	$18,495	$9,655	$4,115	$—	$100,294
Acquisition of Valeant	1,311,487	480,043	369,493	350,876	366,957	2,878,856
Foreign exchange and other(a)	(24,561)	(17,097)	19,667	(2,847)	47,064	22,226

Balance, December 31, 2010	1,354,955	481,441	398,815	352,144	414,021	3,001,376

Additions(b)	—	11,648	220,228	364,451	—	596,327
Adjustments(c)	187,248	(338)	(32,963)	(24,623)	(12,858)	116,466
Foreign exchange and other	—	(1,100)	(5,806)	(66,498)	(41,979)	(115,383)

Balance, December 31, 2011	$1,542,203	$491,651	$580,274	$625,474	$359,184	$3,598,786

  (a)
  Foreign exchange and other in 2010 contains reclassifications between segments to conform to the current year management structure.

  (b)
  Relates to the acquisitions of PharmaSwiss, Sanitas, Dermik, Ortho Dermatologics, Afexa, iNova and Ganehill (as described in note 3).

  (c)
  Reflects the impact of measurement period adjustments related to the Merger (as described in note 3).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

12.   INTANGIBLE ASSETS AND GOODWILL (Continued)

  As described in note 3, the allocation of the goodwill balance associated with the acquisition of PharmaSwiss, Sanitas, Dermik, Ortho Dermatologics, Afexa and iNova is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

13.   ACCRUED LIABILITIES

  The major components of accrued liabilities as of December 31, 2011 and 2010 were as follows:

	2011	2010
Product returns	$119,064	$110,642
Product rebates	121,106	79,704
Interest	97,779	41,800
Employee costs	67,568	49,756
Professional fees	30,825	15,488
Restructuring costs (as described in note 6)	13,153	30,139
Royalties	9,590	14,594
Legal settlements (as described in note 24)	1,300	16,000
Unpaid cash consideration related to the Merger (as described in note 3)	—	13,281
DSUs (as described in note 17)	—	11,495
Other	66,552	59,215

	$526,937	$442,114

  The increase in accrued liabilities primarily reflects the increase in interest obligations as well as higher accrued rebates.

14.   LONG-TERM DEBT

  A summary of the Company's consolidated long-term debt as of December 31, 2011 and 2010, respectively, is outlined in the table below:

	Maturity Date	2011	2010
Revolving Credit Facility	April 2016	$220,000	$—
New Term Loan A Facility, net of unamortized debt discount of $39,480	April 2016	2,185,520	—
Term Loan A Facility		—	975,000
Senior Notes:
6.50%	July 2016	915,500	—
6.75%, net of unamortized debt discount (2011 — $2,051; 2010 — $2,411)	October 2017	497,949	497,589
6.875%, net of unamortized debt discount (2011 — $6,204; 2010 — $7,502)	December 2018	938,376	992,498
7.00%, net of unamortized debt discount (2011 — $3,772; 2010 — $4,265)	October 2020	686,228	695,735
6.75%	August 2021	650,000	—
7.25%, net of unamortized debt discount of $9,573	July 2022	540,427	—
Convertible Notes:
4.0%, net of unamortized debt discount (2010 — $4,118)	November 2013	—	220,792
5.375%, net of unamortized debt discount
(2011 — $1,697; 2010 — $26,970)	August 2014	17,011	196,763
Cambridge obligation, net of unamortized debt discount
(2010 — $600)		—	16,900

		6,651,011	3,595,277
Less current portion		(111,250)	(116,900)

		$6,539,761	$3,478,377

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  The total fair value of our long-term debt, with carrying values of $6.7 billion and $3.6 billion at December 31, 2011 and 2010, was $6.7 billion and $4.2 billion, respectively. The fair value of our long-term debt is estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.

  Aggregate maturities of our long-term debt for each of the five succeeding years ending December 31 and thereafter are as follows:

2012	$111,250
2013	222,500
2014	463,708
2015	445,000
2016	2,136,750
Thereafter	3,334,580

Total gross maturities	6,713,788
Unamortized discounts	(62,777)

Total long-term debt	$6,651,011

  Senior Secured Credit Facilities

  On October 20, 2011, the Company and certain of its subsidiaries as guarantors entered into the Second Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement") with a syndicate of financial institutions. The Credit Agreement amended and restated the terms of the Amended and Restated Credit and Guaranty Agreement entered into on August 10, 2011. The Credit Agreement provides for a $275 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the "Revolving Credit Facility"), and a $1.725 billion senior secured term loan A facility (the "New Term Loan A Facility"), which includes a $500 million delayed draw term loan facility (the "Delayed Draw Facility"). The Credit Agreement also contains an uncommitted incremental facility, pursuant to which one or more existing lenders or other lenders, at their sole discretion and subject to certain conditions, may provide up to an additional $500.0 million in term loans or revolving loans. The Revolving Credit Facility matures on April 20, 2016 and does not amortize. The New Term Loan A Facility matures on April 20, 2016 and amortizes quarterly commencing March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the New Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20% annually commencing March 31, 2014, payable in quarterly installments. In connection with the Credit Agreement, the Company incurred approximately $43.7 million in fees, of which $13.4 million and $30.3 million are recognized as deferred debt issuance costs and debt issue discount, respectively, and amortized over the term of the agreement.

  On December 19, 2011, under the New Term Loan A Facility, the Company syndicated $500.0 million of incremental term loans (the "Incremental Term Loans" and, together with the Revolving Credit Facility and the New Term Loan A Facility, the "Senior Secured Credit Facilities") in connection with its acquisition of iNova. The Incremental Term Loans mature in April 2016 and have terms that are consistent with the Company's New Term Loan A Facility. In connection with a syndication of the Incremental Term Loans, the Company incurred approximately $10.8 million in fees, of which $0.3 million and $10.5 million are recognized as deferred debt issuance costs and debt issue discount, respectively and amortized over the term of the agreement.

  As of December 31, 2011, $220.0 million in aggregate principal amount in revolving loans was outstanding under the Revolving Credit Facility and $2,185.5 million in term loans was outstanding under the New Term Loan A Facility.

  The loans under the Senior Secured Credit Facilities may be made to, and the letters of credit under the Revolving Credit Facility may be issued on behalf of, the Company. All borrowings under the Senior Secured Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default or an event of default and the accuracy in all material respects of representations and warranties.

  Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the Company's option, either (a) a base rate determined by reference to the higher of (1) the rate of interest quoted in the print edition of The Wall Street Journal, Money Rates Section, as the Prime Rate (currently defined as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks) and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the Senior Secured Credit Facilities is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. Interest rates are subject to increase or decrease quarterly based on leverage ratios. As of December 31, 2011, the effective rate of interest on the Company's borrowings under the Revolving Credit Facility and the New Term Loan A Facility was 4.1% and 3.2%, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay commitment fees of 0.50% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears and 0.50% per annum in respect of the average aggregate daily maximum amount available to be drawn under the Delayed Draw Facility. The Company also is required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.

  Subject to certain exceptions and customary baskets set forth in the Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from (1) 100% of net cash proceeds from asset sales outside the ordinary course of business (subject to reinvestment rights), (2) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (3) 50% of the net cash proceeds from the issuance of equity securities subject to decrease based on leverage ratios, (4) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as defined in the Credit Agreement) and (5) 50% of Consolidated Excess Cash Flow (as defined in the Credit Agreement) subject to decrease based on leverage ratios.

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

  The Credit Agreement requires that the Company maintain a secured leverage ratio not to exceed 1.75 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending December 31, 2011 through and including the fiscal quarter ending December 31, 2012 and not to exceed 1.50 to 1.00 beginning with the fiscal quarter ending March 31, 2013. The Credit Agreement requires that the Company maintain an interest coverage ratio of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Senior Secured Credit Facilities. As of December 31, 2011, the Company was in compliance with all covenants associated with the Senior Secured Credit Facilities.

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

  Net proceeds of the 2016 Notes and 2022 Notes offering of $975.0 million were used to prepay the amount outstanding under Valeant's Term Loan A Facility, as described above. In addition, net proceeds of $274.8 million were used to fund the repurchase of common shares of the Company from ValueAct Capital Master Fund, L.P. ("ValueAct") in March 2011 (as described in note 16).

  Valeant may redeem all or a portion of the 2016 Notes at any time prior to July 15, 2013, and the 2022 Notes at any time prior to July 15, 2016, in each case, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium. In the fourth quarter of 2011, Valeant redeemed $34.5 million of principal amount of the 2016 Notes for $34.2 million through open-market purchases. On or after July 15, 2013, Valeant may redeem all or a portion of the 2016 Notes and, on or after July 15, 2016, Valeant may redeem all or a portion of the 2022 Notes, in each case at the redemption prices applicable to the 2016 Notes or the 2022 Notes, as set forth in the 2016 Notes and 2022 Notes indenture, plus accrued and unpaid interest to the date of redemption of the 2016 Notes or the 2022 Notes, as applicable. In addition, prior to July 15, 2013 for the 2016 Notes and July 15, 2014 for the 2022 Notes, Valeant may redeem up to 35% of the aggregate principal amount of either the 2016 Notes or the 2022 Notes, at redemption prices of 106.500% and 107.250%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the redemption date, in each case with the net proceeds of certain equity offerings.

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

  2017 Notes and 2020 Notes

  Concurrent with the closing of the Merger, Valeant issued $500.0 million aggregate principal amount of 2017 Notes and $700.0 million aggregate principal amount of 2020 Notes in a private placement. The 2017 Notes mature on October 1, 2017 and the 2020 Notes mature on October 1, 2020. Interest on the 2017 Notes and 2020 Notes accrues at the rate of 6.75% and 7.00%, respectively, and is payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2011. The 2017 Notes were issued at a discount of 99.5% for an effective annual yield of 6.84% and the 2020 Notes were issued at a discount of 99.375% for an effective annual yield of 7.09%. The 2017 Notes and 2020 Notes are the senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant). Certain of the future subsidiaries of the Company may be required to guarantee the 2017 Notes and 2020 Notes.

  A portion of the proceeds of the 2017 Notes and 2020 Notes offering was used to repay $1.0 billion of the Term Loan B Facility (as described above) and the remaining portion was used for general corporate purposes.

  Valeant may redeem all or a portion of the 2017 Notes at any time prior to October 1, 2014, and Valeant may redeem all or a portion of the 2020 Notes at any time prior to October 1, 2015, in each case at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium, as set forth in the 2017 Notes and 2020 Notes Indenture. In the fourth quarter of 2011, Valeant redeemed $10.0 million of principal amount of the 2020 Notes for $9.5 million through open-market purchases. On or after October 1, 2014, Valeant may redeem all or a portion of the 2017 Notes, and on or after October 1, 2015, Valeant may redeem all or a portion of the 2020 Notes, in each case at the redemption prices applicable to the 2017 Notes or the 2020 Notes, as set forth in the 2017 Notes and 2020 Notes Indenture, plus accrued and unpaid interest to the date of redemption. In

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  addition, prior to October 1, 2013, Valeant may redeem up to 35% of the aggregate principal amount of either the 2017 Notes or the 2020 Notes at prices of 106.750% and 107.000%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, in each case with the net proceeds of certain equity offerings.

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

  2018 Notes

  On November 23, 2010, Valeant issued $1.0 billion aggregate principal amount of 6.875% Senior Notes due 2018 (the "2018 Notes" and, together with the 2017 Notes and 2020 Notes, the "Notes") in a private placement. The 2018 Notes mature on December 1, 2018. Interest on the 2018 Notes accrues at a rate of 6.875% and is payable semi-annually in arrears on each June 1 and December 1, commencing on June 1, 2011. The 2018 Notes were issued at a discount of 99.24% for an effective annual yield of 7.0%. The 2018 Notes are the senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant). Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2018 Notes.

  A portion of the proceeds of the 2018 Notes offering was used to repay the remaining $500.0 million owed under the Term Loan B Facility (as described above) and the balance of the proceeds were used for general corporate purposes, including acquisitions, debt repayment and securities repurchases.

  Valeant may redeem all or a portion of the 2018 Notes at any time prior to December 1, 2014, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium, as set forth in the 2018 Notes Indenture. In the fourth quarter of 2011, Valeant redeemed $55.4 million of principal amount of the 2018 Notes for $54.9 million. On or after December 1, 2014, Valeant may redeem all or a portion of the 2018 Notes at the redemption prices applicable to the 2018 Notes, as set forth in the 2018 Notes Indenture, plus accrued and unpaid interest to the date of redemption. In addition, prior to December 1, 2013, Valeant may redeem up to 35% of the aggregate principal amount of the 2018 Notes at 106.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, in each case with the net proceeds of certain equity offerings.

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

  2021 Notes

  On February 8, 2011, Valeant issued at par $650.0 million aggregate principal amount of 6.75% senior notes due 2021 (the "2021 Notes") in a private placement. Interest on the 2021 Notes accrues at the rate of 6.75% per year and is payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011. The 2021 Notes mature on August 15, 2021. The 2021 Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2021 Notes.

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

  4.0% Convertible Notes

  As described in note 3, in connection with the Merger, the Company assumed $225.0 million aggregate outstanding principal amount of Valeant's 4.0% Convertible Notes. Interest on the 4.0% Convertible Notes was payable semi-annually on May 15 and November 15 of each year. The 4.0% Convertible Notes were scheduled to mature on November 15, 2013. Valeant had the right to redeem the 4.0% Convertible Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 4.0% Convertible Notes were convertible into common shares of the Company at a current conversion rate of 79.0667 shares per $1,000 principal amount of notes (which represents a conversion price of approximately $12.65 per share), reflecting an adjustment to account for the pre-Merger special dividend, the exchange ratio for the Merger and the post-Merger special dividend.

  The fair value of $220.5 million allocated to the liability component of the 4.0% Convertible Notes, as of the Merger Date, was being accreted to the face value of the 4.0% Convertible Notes through the debt maturity date of November 15, 2013, using the effective interest rate method. The effective interest rate on the liability component of the 4% Convertible Notes was 4.62%. The accretion of the liability component was recognized as an additional non-cash interest expense.

  On April 20, 2011, the Company distributed a notice of redemption to holders of Valeant's 4.0% Convertible Notes, pursuant to which all of the outstanding 4.0% Convertible Notes would be redeemed on May 20, 2011 (the "Redemption Date"), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. The 4.0% Convertible Notes called for redemption could be converted at the election of the holders at any time before the close of business on May 19, 2011. Consequently, all of the outstanding 4.0% Convertible Notes were converted into 17,782,764 common shares of the Company, at a conversion rate of 79.0667 common shares per $1,000 principal amount of notes, which represented a conversion price of approximately $12.65 per share.

  Immediately prior to settlement, the carrying amount of the liability component of the 4.0% Convertible Notes was $221.3 million and the estimated fair value of the liability component was $226.0 million. The difference of $4.7 million between the carrying amount and the estimated fair value of the liability component was recognized as a loss on extinguishment of debt in the three-month period ended June 30, 2011. The difference of $666.0 million between the estimated fair value of the liability component of $226.0 million and the aggregate fair value of the common shares issued to effect the settlement of $892.0 million resulted in charges to additional paid-in capital and accumulated deficit of $226.0 million and $440.0 million, respectively.

  With respect to Valeant's call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes, these agreements consisted of purchased call options on 15,813,338 common shares, which matured on May 20, 2011, and written call options on the identical number of shares, which matured on August 18, 2011. As of the Merger Date, these call options were to be settled in common shares of the Company. In June 2011, 11,479,365 common shares were received on the net-share settlement of the purchased call options, which common shares were subsequently cancelled.

  In September 2011, Valeant amended the written call option agreements so that Valeant could elect to settle all or some of the written call options in cash. In the third quarter of 2011, Valeant paid $66.9 million in cash and issued 7,518,595 of its common shares on a net-share basis to settle the written call options. In October 2011, 961,461 common shares were issued on a net-share basis to complete the settlement of the written call options.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  Interest expense was recognized based on the effective rate of interest of 4.62% on the liability component of the 4.0% Convertible Notes as follows:

	2011	2010
Cash interest per contractual coupon rate	$3,268	$2,324
Non-cash amortization of debt discount	589	304

	$3,857	$2,628

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

  At the date of issuance, the principal amount of the 5.375% Convertible Notes was allocated into a liability component and an equity component. The liability component was fair valued at $293.3 million, based on a 9.5% market rate of interest for similar debt with no conversion rights. The value allocated to the liability component is being accreted to the face value of the 5.375% Convertible Notes over the five-year period prior to maturity, using the effective interest method. The accretion of the liability component is being recognized as additional non-cash interest expense. The difference between the principal amount of the 5.375% Convertible Notes and the value allocated to the liability component of $56.7 million was recorded in additional paid-in capital in shareholders' equity, as the carrying amount of the equity component.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

14.   LONG-TERM DEBT (Continued)

  During the year ended December 31, 2011 and 2010, the Company repurchased $205.0 million and $126.3 million aggregate principal amount of the 5.375% Convertible Notes, respectively, for an aggregate purchase price of $623.3 million and $259.2 million, respectively.

  Interest expense was recognized based on the effective rate of interest of 9.5% on the liability component of the 5.375% Convertible Notes as follows:

	2011	2010	2009
Cash interest per contractual coupon rate	$6,265	$18,335	$10,504
Non-cash amortization of debt discount	3,433	9,265	4,954

	$9,698	$27,600	$15,458

  In addition, interest expense included the non-cash amortization of deferred financing costs associated with the 5.375% Convertible Notes of $0.8 million, $2.1 million and $1.0 million in 2011, 2010 and 2009, respectively.

  The if-converted value of the 5.375% Convertible Notes exceeded the principal amount by $42.2 million at December 31, 2011.

  Cambridge Obligation

  In connection with the acquisition of the worldwide development and commercialization rights to tetrabenazine (as described in note 3), the Company made a payment of $12.5 million to Cambridge on June 21, 2010 and the Company made a final payment of $17.5 million on December 23, 2011.

  In 2011, 2010 and 2009, interest expense included the non-cash amortization of the debt discount on the Cambridge obligation of $0.6 million, $1.6 million and $1.0 million, respectively.

15.   PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS

  The Company operates defined contribution retirement plans in several countries, including Canada and the U.S. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $2.1 million, $2.9 million and $2.3 million to these plans in the years ended December 31, 2011, 2010 and 2009, respectively.

  Outside of the U.S., a limited group of Valeant employees are covered by defined benefit retirement and post-employment plans. The Company assumed all of Valeant's defined benefit obligations and related plan assets in connection with the Merger. The Company contributed $1.0 million and $1.4 million to these plans in the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the projected benefit obligation of these plans totaled $8.0 million, which exceeded the fair value of plan assets of $1.6 million by $6.4 million. The Company has recognized the under-funded financial position of these plans in accrued liabilities ($0.3 million) and other long-term liabilities ($6.1 million) as of December 31, 2011. The net periodic benefit cost of these plans amounted to $2.1 million for the year ended December 31, 2011. For the year ended December 31, 2010 and 2009, the net periodic cost of was not material to the Company's results of operations.

16.   SECURITIES REPURCHASE PROGRAM

  On November 4, 2010, the Company announced that its board of directors had approved a securities repurchase program, pursuant to which the Company could make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law. On August 29, 2011, the Company announced that its board of directors had approved an increase of $300.0 million under its securities repurchase program (the "Securities Repurchase Program"). As a result, under the Securities Repurchase Program, the Company was able to repurchase up to $1.8 billion of its convertible notes, senior notes, common shares and/or other notes or shares that were issued prior to the completion of the program.

  On November 4, 2010, the board of directors also approved a sub-limit of up to 16.0 million common shares to be purchased for cancellation under a normal course issuer bid through the facilities of the NYSE and Toronto Stock Exchange ("TSX"), subject to obtaining the appropriate approvals. Initially, purchases under our Securities Repurchase Program of up to 15.0 million common shares could be made through the facilities of the NYSE, in accordance with applicable rules and guidelines, representing approximately 5% of our issued and outstanding common shares as of November 4, 2010. In August 2011, the Company filed, and the TSX approved, a

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

16.   SECURITIES REPURCHASE PROGRAM (Continued)

  Notice of Intention to make a normal course issuer bid to repurchase up to the remaining 1,000,000 common shares through the facilities of the TSX. Shareholders of the Company may obtain a copy of the Company's Notice of Intention with respect to its normal course issuer bid, at no charge, by contacting the Company. The Securities Repurchase Program terminated on November 7, 2011.

  On November 3, 2011, the Company announced that its board of directors had approved a new securities repurchase program (the "New Securities Repurchase Program"). Under the New Securities Repurchase Program, which commenced on November 8, 2011, the Company may make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as the Company completes its purchases. The amount of securities to be purchased and the timing of purchases under the New Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements. The securities to be repurchased will be funded using the Company's cash resources.

  The board of directors also approved a sub-limit under the New Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of the Company's public float or 5% of the Company's issued and outstanding common shares, in each case calculated as of the date of the commencement of the New Securities Repurchase Program. The Company is permitted to make purchases of up to 15,395,686 common shares on the open market through the facilities of the NYSE, representing approximately 5% of the Company's issued and outstanding common shares on the date of the commencement of the New Securities Repurchase Program. Subject to completion of appropriate filings with and approval by the TSX, the Company may also make purchases of its common shares over the facilities of the TSX. Purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX. All common shares purchased under the New Securities Repurchase Program will be cancelled.

  Repurchase of 5.375% Convertible Notes

  During the year ended December 31, 2011, under the Securities Repurchase Program and New Securities Repurchase Program, the Company repurchased $203.8 million and $1.2 million aggregate principal amount of the 5.375% Convertible Notes, respectively, for an aggregate purchase price of $619.4 million and $3.9 million, respectively. The carrying amount of the 5.375% Convertible Notes purchased was $177.6 million (net of $5.6 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $209.2 million. The difference of $31.6 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt (as described in note 19). The difference of $414.1 million between the estimated fair value of $209.2 million and the purchase price of $623.3 million resulted in charges to additional paid-in capital and accumulated deficit of $33.2 million and $380.9 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $9.8 million, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities. The remaining portion of the payment of $613.5 million is presented in the consolidated statements of cash flows as an outflow from financing activities, which includes a payment to the note holders of a $2.2 million premium above the carrying value.

  During the year ended December 31, 2010, under the Securities Repurchase Program, the Company repurchased $126.3 million aggregate principal amount of the 5.375% Convertible Notes at an aggregate purchase price of $259.2 million. The carrying amount of the 5.375% Convertible Notes purchased was $106.9 million (net of $3.9 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $127.5 million. The difference of $20.7 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt (as described in note 19). The difference of $131.7 million between the estimated fair value of $127.5 million and the purchase price of $259.2 million was charged to shareholders' equity, as a reduction of additional paid-in capital and a charge to accumulated deficit of $20.4 million and $111.3 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $4.9 million, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities. The remaining portion of the payment of $254.3 million is presented in the consolidated statements of cash flows as an outflow from financing activities.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

16.   SECURITIES REPURCHASE PROGRAM (Continued)

  Share Repurchases

  In March 2011, the Company repurchased 7,366,419 of its common shares from ValueAct for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of December 31, 2011, the Company had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the March 2011 repurchase. In May 2011, a subsidiary of the Company purchased 4,498,180 of the Company's common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, the Company purchased these common shares from its subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

  In addition, in the year ended December 31, 2011, under the Securities Repurchase Program and New Securities Repurchase Program, the Company repurchased 1,800,000 and 1,534,857 of its common shares, respectively, for an aggregate purchase price of $74.5 million and $65.1 million, respectively. These common shares were subsequently cancelled. As a result, in 2011, under the Securities Repurchase Program and New Securities Repurchase Program, the Company repurchased, in the aggregate, 13,664,599 and 1,534,857 of its common shares, respectively, for an aggregate purchase price of $574.1 million and $65.1 million, respectively. The excess of the cost of the common shares repurchased over their assigned value of $374.4 million was charged to accumulated deficit.

  During the year ended December 31, 2010, the Company repurchased 2,305,000 of its common shares for an aggregate purchase price of $60.1 million under the Securities Repurchase Program. The excess of the cost of the common shares repurchased over their assigned value of $19.7 million was charged to accumulated deficit.

  Redemption of Senior Notes

  During the year ended December 31, 2011, under the Securities Repurchase Program and New Securities Repurchase Program, the Company also redeemed $10.0 million and $89.9 million aggregate principal amount of the Company's senior notes, respectively, for an aggregate purchase price of $9.9 million and $88.7 million, respectively.

  Total Repurchases

  In connection with the Securities Repurchase Program, through the termination date of November 7, 2011, the Company had repurchased approximately $1.5 billion, in the aggregate, of its convertible notes, senior notes and common shares.

  As of December 31, 2011, the Company had repurchased approximately $157.7 million, in the aggregate, of its convertible notes, senior notes and common shares under the New Securities Repurchase Program

  Subsequent to December 31, 2011, under the New Securities Repurchase Program, the Company repurchased an additional $1.1 million principal amount of the 5.375% Convertible Notes for cash consideration of $4.0 million.

17.   SHARE-BASED COMPENSATION

  In May 2011, shareholders approved the Company's 2011 Omnibus Incentive Plan (the "2011 Plan") which replaced the Company's 2007 Equity Compensation Plan for future equity awards granted by the Company. The Company transferred the shares available under the Company's 2007 Equity Compensation Plan to the Plan under which the Company is authorized to grant up to 6,846,310 million shares of its common stock and approximately 5,695,552 million shares were available for future grants as of December 31, 2011. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plan.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

17.   SHARE-BASED COMPENSATION (Continued)

  The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs:

	2011	2010	2009
Stock options(1)	$45,465	$56,851	$2,613
RSUs	48,558	41,182	3,000

Stock-based compensation expense	$94,023	$98,033	$5,613

Cost of goods sold(1)(2)	$1,330	$1,258	$525
Research and development expenses(1)(2)	1,329	2,487	726
Selling, general and administrative expenses(1)(2)	90,379	44,806	4,362
Restructuring and integration costs (as described in note 6)	985	49,482	—

Stock-based compensation expense	$94,023	$98,033	$5,613

  (1)
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

  (2)
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

  The Company recognized $26.5 million of tax benefits from stock options exercised in the year ended December 31, 2011. The Company did not recognize any tax benefits for the share-based compensation expense for the years ended December 31, 2010 or 2009.

  Treatment of Biovail Stock Options and RSUs Following the Merger

  In accordance with the Merger agreement, each unvested stock option and time-based RSU award held by Biovail employees with employment agreements accelerated and became 100% vested upon involuntary termination following the Merger. As of the Merger Date, the Company calculated incremental compensation expense of $9.6 million to reflect an increase in the fair value of the stock options and time-based RSUs held by Biovail employees with employment agreements due to the acceleration of the vesting condition. This amount was recognized over the requisite service period of the terminated employees, which ended prior to December 31, 2010.

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

  In total, 12,464,417 Biovail stock options were issued to replace Valeant stock options, and respectively 2,217,003 and 1,211,833 time-based RSUs and performance-based RSUs of Biovail were issued to replace equivalent awards of Valeant. As described in note 3, the fair values of the vested portions of the Valeant stock options and Valeant RSUs were recognized as components of the purchase price or immediately as compensation expense as of the Merger Date. The following table summarizes, as of the Merger Date, the compensation cost and weighted-average service periods related to the unvested portions of the Valeant stock options and RSUs:

	Stock Options	Time-Based RSUs	Performance- Based RSUs
Number of awards issued (000s)	12,464	2,217	1,212
Total compensation cost related to unvested awards to be
recognized	$66,520	$30,558	$24,998
Weighted-average service period over which compensation
cost is expected to be recognized (months)	18	25	34

  Stock Options

  With the exception of Biovail stock options issued to replace Valeant stock options in connection with the Merger, all stock options granted by the Company under its 2007 Equity Compensation Plan expire on the fifth anniversary of the grant date. The exercise price of any stock option granted under its 2007 Equity Compensation Plan is not to be less than the volume-weighted average trading price of the Company's common shares for the five trading days immediately preceding the date of grant (or, for participants subject to U.S. taxation, on the single trading day immediately preceding the date of grant, whichever is greater). All stock options granted by the Company under the 2011 Plan expire on the tenth anniversary of the grant date. The exercise price of any stock option granted under the 2011 Plan will not be less than the closing price per common share on the national securities exchange on which the common shares are principally traded (currently, the NYSE) for the last preceding date on which there was a sale of such common shares on such exchange. Prior to the Merger, stock option grants typically vested ratably on the first, second and third anniversaries of the stock option grant. Following the Merger, stock options granted will vest 25% on each of the first, second, third and fourth anniversaries from the date of grant.

  The fair values of all stock options granted during the years ended December 31, 2011, 2010 and 2009 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010	2009
Expected stock option life (years)(1)	4.0	4.0	4.0
Expected volatility(2)	42.8%	37.1%	45.2%
Risk-free interest rate(3)	1.4%	1.5%	1.6%
Expected dividend yield(4)	0.0%	1.5%	14.6%

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

  The following table summarizes stock option activity during the year ended December 31, 2011:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	12,203	$11.99
Granted	1,294	47.83
Equitable adjustment	380	11.00
Exercised	(2,898)	13.91
Expired or forfeited	(499)	19.82

Outstanding, December 31, 2011	10,480	$15.10	6.0	$335,744

Vested and exercisable, December 31, 2011	4,484	$7.42	5.4	$176,061

  The weighted-average fair values of all stock options granted in 2011, 2010 and 2009 were $13.65, $5.46 and $0.92, respectively. The total intrinsic values of stock options exercised in 2011, 2010 and 2009 were $31.7 million, $28.5 million and $0.2 million, respectively. Proceeds received on the exercise of stock options in 2011, 2010 and 2009 were $41.7 million, $58.4 million and $0.9 million, respectively.

  As of December 31, 2011, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $48.4 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years. The total fair value of stock options vested in 2011 was $35.4 million (2010 — $39.1 million; 2009 — $3.1 million).

  The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

Range of Exercise Prices	Outstanding (000s)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable (000s)	Weighted- Average Exercise Price
$3.46 - $5.19	3,321	5.9	$4.26	2,560	$4.27
$5.33 - $8.00	971	5.3	6.47	753	6.22
$8.03 - $12.05	428	2.7	8.85	401	8.78
$12.87 - $19.31	3,278	8.0	13.20	444	13.48
$20.42 - $30.63	1,248	4.0	25.01	316	24.66
$39.95 - $54.76	1,234	4.6	48.23	10	39.35

	10,480	6.0	$15.10	4,484	$7.42

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

17.   SHARE-BASED COMPENSATION (Continued)

  To the extent provided for in an RSU agreement, the Company may, in lieu of all or a portion of the common shares which would otherwise be provided to a holder, elect to pay a cash amount equivalent to the market price of the Company's common shares on the vesting date for each vested RSU. The amount of cash payment will be determined based on the average market price of the Company's common shares on the vesting date. The Company's current intent is to settle vested RSUs through the issuance of common shares.

  Time-Based RSUs

  Each vested RSU without performance goals ("time-based RSU") represents the right of a holder to receive one of the Company's common shares. The fair value of each RSU granted is estimated based on the trading price of the Company's common shares on the date of grant.

  The following table summarizes non-vested time-based RSU activity during the year ended December 31, 2011:

	Time-Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2011	2,213	$24.61
Granted	425	44.96
Vested	(672)	24.14
Forfeited	(137)	25.15

Non-vested, December 31, 2011	1,829	$29.47

  As of December 31, 2011, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $25.4 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of time-based RSUs vested in 2011 was $16.2 million (2010 — $11.6 million; 2009 — $0.1 million).

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

  The fair value of each performance-based RSU granted during the years ended December 31, 2011, 2010 and 2009 was estimated using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair values of performance-based RSUs granted prior to the Merger were estimated with the following weighted-average assumptions:

	2010	2009
Contractual term (years)	5.0	5.0
Expected Company share volatility(1)	43.2%	44.0%
Average comparator group share price volatility(1)	34.7%	35.9%
Risk-free interest rate(2)	2.4%	3.1%

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

17.   SHARE-BASED COMPENSATION (Continued)

  The fair values of performance-based RSUs granted in the year ended December 31, 2011 and in the post-Merger period ended December 31, 2010 were estimated with the following assumptions:

	2011	2010
Contractual term (years)	3.0	4.1-4.6
Expected Company share volatility(1)	34.6% - 60.8%	32.4% - 33.2%
Risk-free interest rate(2)	1.0% - 1.9%	1.2% - 2.3%

  (1)
  Determined based on historical volatility over the contractual term of the performance-based RSU.

  (2)
  Determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.

  The following table summarizes non-vested performance-based RSU activity during the year ended December 31, 2011:

	Performance- Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2011	2,496	$33.25
Granted	411	55.10
Vested	(765)	52.06
Forfeited	(82)	17.82

Non-vested, December 31, 2011	2,060	$31.24

  As of December 31, 2011, the total remaining unrecognized compensation expense related to the non-vested performance-based RSUs amounted to $36.6 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years. A maximum of 4,286,640 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2011.

  DSUs

  Prior to May 2011, non-management directors received non-cash compensation in the form of DSUs, which entitled non-management directors to receive a lump-sum cash payment in respect of their DSUs either following the date upon which they cease to be a director of the Company or, with respect to DSUs granted after the Merger Date as part of the annual retainer, one year after such date. The amount of compensation deferred was converted into DSUs based on the volume-weighted average trading price of the Company's common shares for the five trading days immediately preceding the date of grant (for directors subject to taxation, the calculation may be based on the greater of the five-day or one-day volume-weighted trading price). The Company recognizes compensation expense throughout the deferral period to the extent that the trading price of its common shares increases, and reduces compensation expense throughout the deferral period to the extent that the trading price of its common shares decreases.

  Following the Merger, the DSUs previously granted to non-management directors who did not remain on the board of directors of the Company will be redeemed, entitling each departing director to a payment of the cash value of his DSUs. Prior to December 31, 2010, cash payments of $2.3 million were made to settle 84,888 of such DSUs, with another 218,123 of such DSUs valued at $6.2 million remaining to be settled.

  Effective May 16, 2011 (the "Modification Date"), the board of directors of the Company modified the existing DSUs held by current directors from units settled in cash to units settled in common shares, which changed these DSUs from a liability award to an equity award. Accordingly, as of the Modification Date, the Company reclassified the $9.3 million aggregate fair value of the 182,053 DSUs held by current directors from accrued liabilities to additional paid-in capital. In the period from January 1, 2011 to the Modification Date, the Company recorded $3.6 million of compensation expense related to the change in the fair value of the DSUs held by current directors. As the modified DSUs were fully vested, no additional compensation expense will be recognized after the Modification Date. The DSUs held by former directors of Biovail were not affected by the modification and will continue to be cash settled. During the year ended December 31, 2011, the Company recognized $0.8 million of compensation expense in restructuring and integration costs related

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

17.   SHARE-BASED COMPENSATION (Continued)

  to the change in the fair value of DSUs still held by former directors of Biovail. As of December 31, 2011, there were 17,219 DSUs still held by former directors of Biovail.

  The Company recorded compensation expense related to DSUs of $8.5 million and $2.5 million in 2010 and 2009, respectively. As of December 31, 2010, the Company recognized liabilities related to its DSU plans of $11.5 million based on the trading price of the Company's common shares at those dates.

  The following table summarizes DSU activity during the year ended December 31, 2011:

	DSUs (000s)	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2011	382	$14.43
Granted	18	39.79
Settled for cash	(252)	14.85

Outstanding, December 31, 2011	148	$16.78

  Effective May 16, 2011, in lieu of grants of DSUs, unless the Company determines otherwise, non-management directors will receive their annual equity compensation retainer in the form of stock units, which will vest immediately upon grant and will be settled in common shares of the Company on the first anniversary of the date upon which the director ceases to be a director of the Company. In addition, a non-management director may elect to receive some or all of his or her cash retainers in additional units, which will be vested upon grant and will be settled in common shares of the Company when the director ceases to be a director of the Company (unless a different payment is elected in accordance with the procedures established by the Company).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

18.   ACCUMULATED OTHER COMPREHENSIVE INCOME

  The components of accumulated other comprehensive income as of December 31, 2011, 2010 and 2009 were as follows:

	Foreign Currency Translation Adjustment	Unrealized Holding Loss on Auction Rate Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Equity Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Debt Securities	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2009	$27,066	$(1,829)	$—	$432	$—	$—	$25,669
Foreign currency translation adjustment	17,220	—	—	—	—	—	17,220
Unrealized holding gain on auction rate securities	—	155	—	—	—	—	155
Net unrealized holding gain on available-for-sale securities	—	—	—	802	—	—	802
Reclassification to net income(1)	—	731	—	(1,003)	—	—	(272)

Balance, December 31, 2009	44,286	(943)	—	231	—	—	43,574

Foreign currency translation adjustment	54,640	—	—	—	—	—	54,640
Unrealized holding gain on auction rate securities	—	554	—	—	—	—	554
Net unrealized holding loss on available-for-sale securities	—	—	—	(321)	—	—	(321)
Reclassification to net loss(1)	—	389	—	—	—	—	389

Balance, December 31, 2010	98,926	—	—	(90)	—	—	98,836

Foreign currency translation adjustment	(304,447)	—	—	—	—	—	(304,447)
Net unrealized holding gain on available-for-sale equity securities	—	—	22,780	—	—	—	22,780
Reclassification to net income(1)	—	—	(21,146)	—	—	—	(21,146)
Net unrealized holding gain on available-for-sale debt securities	—	—	—	(114)	—	—	(114)
Acquisition of noncontrolling interest	—	—	—	—	2,206	—	2,206
Pension adjustment(2)	—	—	—	—	—	(545)	(545)

Balance, December 31, 2011	$(205,521)	$—	$1,634	$(204)	$2,206	$(545)	$(202,430)

  (1)
  Included in gain (loss) on investments, net (as described in note 20).

  (2)
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

19.   LOSS ON EXTINGUISHMENT OF DEBT

  The components of loss on extinguishment of debt for the year ended December 31, 2011 and 2010 were as follows:

	2011	2010
Extinguishment of liability component of 5.375% Convertible Notes (as described in note 14 and note 16)	$31,629	$20,652
Extinguishment of liability component of 4.0% Convertible Notes (as described in note 14)	4,708	—
Cash settlement of written call options (as described in note 3)	—	10,064
Repayment of Term Loan B Facility	—	1,697
Redemption of senior notes	(148)	—
Repayment of the senior secured term loan facility	655	—

	$36,844	$32,413

20.   GAIN (LOSS) ON INVESTMENTS, NET

  The components of gain (loss) on investments, net for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Loss on auction rate securities	$—	$(5,552)	$(5,210)
Gain on auction rate securities settlement	—	—	22,000
Gain on disposal of investments	22,776	—	804

	$22,776	$(5,552)	$17,594

  In March 2011, in connection with an offer to acquire Cephalon, Inc. ("Cephalon"), the Company had invested $60.0 million to acquire 1,034,908 shares of common stock of Cephalon, which represented 1.366% of the issued and outstanding common stock of Cephalon as of March 14, 2011. On May 2, 2011, Cephalon announced that it had agreed to be acquired by Teva Pharmaceutical Industries Inc. and, consequently, the Company disposed of its entire equity investment in Cephalon for net proceeds of $81.3 million, which resulted in a net realized gain of $21.3 million recognized in earnings in the second quarter of 2011.

21.   INCOME TAXES

  The components of (loss) income before recovery of income taxes were as follows:

	2011	2010	2009
Domestic	$(41,374)	$(127,269)	$(81,978)
Foreign	23,374	(108,994)	256,933

	$(18,000)	$(236,263)	$174,955

  The components of provision for (recovery of) income taxes were as follows:

	2011	2010	2009
Current:
Domestic	$3,554	$5,860	$—
Foreign	36,337	21,473	14,500

	39,891	27,333	14,500

Deferred:
Domestic	(21,763)	(49,820)	—
Foreign	(195,687)	(5,583)	(16,000)

	(217,450)	(55,403)	(16,000)

	$(177,559)	$(28,070)	$(1,500)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

21.   INCOME TAXES (Continued)

  The reported recovery of income taxes differs from the expected amount calculated by applying the Company's Canadian statutory rate to income before recovery of income taxes. The reasons for this difference and the related tax effects are as follows:

  The tax effect of major items recorded as deferred tax assets and liabilities is as follows:

	2011	2010	2009
(Loss) income before recovery of income taxes	$(18,000)	$(236,263)	$174,955
Expected Canadian statutory rate	28.3%	30.6%	32.4%

Expected provision for (recovery of) income taxes	(5,085)	(72,296)	56,685
Non-deductible amounts:
Amortization	22,251	18,304	11,962
Share-based compensation	14,045	8,024	—
Merger costs	—	7,124	—
Acquired IPR&D	—	5,661	21,063
Non-taxable gain on disposal of investments	(15,384)	(1,679)	(3,838)
Legal settlement costs	—	—	2,944
Write-down of investments	—	—	1,690
Changes in enacted income tax rates	(18,313)	880	9,800
Canadian dollar foreign exchange (loss) gain for Canadian tax purposes	40,667	3,358	2,500
Change in valuation allowance related to U.S. operating losses	—	45,483	(26,000)
Change in valuation allowance on Canadian deferred tax assets and
tax rate changes	(57,249)	(46,898)	(11,000)
Change in uncertain tax positions	(8,568)	—	—
Foreign tax rate differences	(180,301)	(36,649)	(99,045)
Loss of U.S. state net operating losses	—	9,783	—
Unrecognized income tax benefit of losses	22,187	22,768	25,496
Withholding taxes on foreign income	5,473	3,177	3,450
Alternative minimum and other taxes	2,513	—	1,877
Other	205	4,890	916

	$(177,559)	$(28,070)	$(1,500)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

21.   INCOME TAXES (Continued)

	2011	2010
Deferred tax assets:
Tax loss carryforwards	$285,003	$272,172
Tax credit carryforwards	37,141	36,160
Scientific Research and Experimental Development pool	63,893	66,577
Research and development tax credits	62,766	66,201
Provisions	121,288	100,320
Plant, equipment and technology	11,440	33,736
Deferred revenue	22,414	27,888
Deferred financing and share issue costs	50,097	65,620
Share-based compensation	17,808	9,783
Other	15,599	15,694

Total deferred tax assets	687,449	694,151
Less valuation allowance	(128,742)	(186,399)

Net deferred tax assets	558,707	507,752

Deferred tax liabilities:
Intangible assets	1,502,215	1,779,460
5.375% Convertible Notes(1)	2,268	8,171
Prepaid expenses	441	510
Other	—	—

Total deferred tax liabilities	1,504,924	1,788,141

Net deferred income taxes	$(946,217)	$(1,280,389)

  (1)
  In connection with the issuance of the 5.375% Convertible Notes in June 2009 (as described in note 14), the Company recognized a deferred tax liability of $14.6 million for the original basis difference between the principal amount of the 5.375% Convertible Notes and the value allocated to the liability component, which resulted in a corresponding reduction to the valuation allowance recorded against deferred tax assets. The recognition of the deferred tax liability and the corresponding reduction in the valuation allowance were recorded as offsetting adjustments to additional paid-in capital. In the years ended December 31, 2011 and 2010, the deferred tax benefit recognized in earnings as the debt discount was amortized or extinguished was offset by the deferred tax expense related to the corresponding realization of the deferred tax assets.

    In 2011 and 2010, the repurchase of $205.0 million and $126.3 million principal amount of the U.S. dollar-denominated 5.375% Convertible Notes, respectively, resulted in a foreign exchange gain for Canadian income tax purposes of approximately $24.0 million and $10.0 million, respectively. The payment of the remaining balance of the 5.375% Convertible Notes will likely result in a foreign exchange gain or loss for Canadian income tax purposes. The amount of this gain or loss will depend on the exchange rate between the U.S. and Canadian dollar at the time the 5.375% Convertible Notes are paid. As of December 31, 2011, the unrealized foreign exchange gain on the translation of the remaining principal amount of the 5.375% Convertible Notes to Canadian dollars for Canadian income tax purposes was approximately $1.6 million.

  The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2011, the valuation allowance decreased by $57.7 million. The net decrease in valuation allowance resulted from the Company's decision to write off U.S. federal and state net operating losses which were limited as a result of the Merger ($64.1 million decrease in the valuation allowance), offset by an increase in the valuation allowance for Canadian tax loss carryforwards of $6.4 million for the year ended December 31, 2011. The net increase of $32.4 million in valuation allowance for 2010 resulted from the limitation on the Company's use of U.S. federal and state net operating losses resulting from the Merger ($45.5 million increase in the valuation allowance), and the impact of foreign exchange rates on the reported value in U.S. dollars of Canadian tax loss carryforwards, Investment Tax Credits ("ITCs"), and pooled Scientific Research and Experimental Development ("SR&ED") expenditures ($33.8 million increase in the valuation allowance) offset by the partial recognition of future benefits of Canadian tax loss carryforwards, ITCs, and pooled SR&ED expenditures of $46.9 million recognized to the extent of deferred tax liabilities arising from the Merger. Given the Company's history of pre-tax losses and expected future losses in Canada, the Company determined there was

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

21.   INCOME TAXES (Continued)

  insufficient objective evidence to release the remaining valuation allowance against Canadian tax loss carryforwards, ITCs and pooled SR&ED expenditures.

  As of December 31, 2011, the Company had accumulated losses of approximately $318.1 million (2010 — $154.8 million) available for federal and provincial tax purposes in Canada. As of December 31, 2011, the Company had approximately $62.8 million (2010 — $66.2 million) of unclaimed Canadian ITCs and U.S. research and development credits, which expire from 2020 to 2030. These losses and ITCs can be used to offset future years' taxable income and federal tax, respectively. In addition, as of December 31, 2011, the Company had pooled SR&ED expenditures amounting to approximately $248.3 million (2010 — $282.9 million) available to offset against future years' taxable income from its Canadian operations, which may be carried forward indefinitely. The valuation allowance against the Canadian deferred tax assets is $124.6 million (2010 — $118.2 million).

  As of December 31, 2011, the Company has accumulated tax losses of approximately $512.1 million (2010 — $672.6 million) for federal purposes in the U.S., including pre-acquisition losses arising from the Merger of $332.2 million, which expire from 2021 to 2028 of which $185.9 million of the NOLs are subject to annual loss limitation restrictions. In 2010 a valuation allowance of $68.2 million had been provided on U.S. federal and state losses. However, management has determined the losses subject to limitation restrictions should be written off and the corresponding valuation allowance reversed as of December 31, 2011. The Company's accumulated losses are subject to annual limitations as a result of previous ownership changes that have occurred. Included in the $512.1 million of tax losses is approximately $13.5 million of losses related to the exercise of non-qualified stock options and restricted stock awards.

  The Company accrues for U.S. tax on the unremitted earnings of its foreign subsidiaries that are owned by the Company's U.S. subsidiaries. Prior to the Merger, the Company asserted that the unremitted earnings of its Barbados subsidiaries would be permanently reinvested. The Company discontinued making this assertion as of December 31, 2010, but such change did not affect the Company's deferred tax liabilities since the Barbados earnings can be repatriated to Canada without incurring additional tax. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated to Canada. As of December 31, 2011 the Company estimates there would be no Canadian tax liability attributable to the permanently reinvested U.S. earnings.

  As of December 31, 2011, the total amount of unrecognized tax benefits (including interest and penalties) was $102.3 million (2010 — $110.9 million), of which $67.3 million (2010 — $75.9 million) would affect the effective tax rate. In the year ended December 31, 2011, the Company recognized a $2.7 million (2010 — $10.1 million) increase and a $11.3 million (2010 — $15.6 million) net decrease in the amount of unrecognized tax benefits related to tax positions taken in the current and prior years, respectively, which have resulted in a corresponding decrease to current tax expense.

  The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2011, approximately $23.0 million (2010 — $20.5 million) was accrued for the payment of interest and penalties. In the year ended December 31, 2011, the Company recognized approximately $2.5 million (2010 — $3.4 million) in interest and penalties.

  The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., Barbados, and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years primarily from 1996 to 2010 with significant taxing jurisdictions including Barbados, Canada, and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations, and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

  In 2011, the Internal Revenue Service ("IRS") closed their examination of Valeant Pharmaceuticals International's consolidated tax returns for the 2007 and 2008 tax years as well as Biovail Americas Corporation consolidated federal income tax return for the 2009 tax year. The Valeant Pharmaceuticals International consolidated federal income tax return is currently under examination by the IRS for the 2009 tax year. Additionally, the Company has been informed that the Valeant Pharmaceuticals International consolidated return for the 2010 short tax year and the Biovail Americas Corporation consolidated federal return for the 2010 tax year will be under examination. In 2011, the Canadian Revenue Agency ("CRA") continued its audit of the Company's Canadian income tax returns for tax years 2005 to 2008, and claims for SR&ED expenditures and related ITCs for the 2006 and 2007 taxation years. The CRA has made proposals for audit adjustments to the Company for its examinations of tax years 2003 to 2004 and 2005 to 2006. The Company has reviewed the proposed adjustments and is assessing our response. While the matters have not been settled, the Company continues to maintain a liability for uncertain tax positions on these proposed adjustments. As a result of audits and statutes of limitation the Company estimates that up to $10.0 million of its uncertain tax positions may be realized.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

21.   INCOME TAXES (Continued)

  The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	2011	2010	2009
Balance, beginning of year	$110,857	$66,200	$63,700
Acquisition of Valeant	—	18,916	—
Additions based on tax positions related to the current year	2,701	10,133	1,000
Additions for tax positions of prior years	—	15,608	3,400
Reductions for tax positions of prior years	(11,268)	—	(1,900)

Balance, end of year	$102,290	$110,857	$66,200

  The Company does not expect any significant change to the above unrecognized tax benefits during the next 12 months.

  Certain unrecognized tax benefits have been recorded as a reduction of deferred tax assets.

22.   EARNINGS PER SHARE

  Earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009 were calculated as follows:

	2011	2010	2009
Net income (loss)	$159,559	$(208,193)	$176,455

Basic weighted-average number of common shares outstanding (000s)	304,655	195,808	158,236
Dilutive effect of stock options and RSUs (000s)	8,484	—	274
Dilutive effect of convertible debt (000s)	12,980	—	—

Diluted weighted-average number of common shares outstanding (000s)	326,119	195,808	158,510

Basic earnings (loss) per share	$0.52	$(1.06)	$1.11
Diluted earnings (loss) per share	$0.49	$(1.06)	$1.11

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

  As the Company's intent and policy is to settle the Convertible Notes using a net share settlement approach, only the common shares potentially issuable with respect to the excess conversion value of the Convertible Notes over their principal amount were considered as dilutive potential common shares for purposes of calculating diluted earnings per share. In 2009, the average conversion value of the 5.375% Convertible Notes was less than the related principal amount, and, accordingly, no common shares were assumed to be issued for purposes of calculating diluted earnings per share.

  In 2011, 2010 and 2009, stock options to purchase approximately 271,000, 1,465,000 and 2,950,000 weighted-average common shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company's common shares and, therefore, the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

23.   SUPPLEMENTAL CASH FLOW DISCLOSURES

  Interest and income taxes paid during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Interest paid	$247,879	$37,719	$4,182
Income taxes paid	45,399	26,300	12,139

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

  In addition, on May 16, 2008, the Company entered into a non-prosecution agreement with the USAO whereby the USAO agreed to decline prosecution of Biovail in exchange for continuing cooperation and a civil settlement agreement and pay a civil penalty of $2.4 million. A hearing before the U.S. District Court in Boston took place on September 14, 2009 and the plea was approved.

  In addition, as part of the overall settlement, Biovail entered into a Corporate Integrity Agreement ("CIA") with the Office of the Inspector General and the Department of Health and Human Services on September 11, 2009. The CIA requires Biovail to have a compliance program in place and to undertake a set of defined corporate integrity obligations for a five-year term. The CIA also includes requirements for an annual independent review of these obligations. Failure to comply with the obligations under the CIA could result in financial penalties.

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

  Discovery has concluded and motions for summary judgment have been filed by the Defendants. The summary judgment hearing is scheduled to take place on March 20, 2012.

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

  On or about June 24, 2010, Biovail and VIB received a Notice of Allegation from Mylan Pharmaceuticals ULC ("Mylan") with respect to Bupropion Hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Biovail as Wellbutrin® XL. The patents in issue are Canadian Patent Nos. 2,142,320, 2,168,364 and 2,524,300. Mylan alleges that its generic form of Wellbutrin® XL does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Mylan was issued in the Federal Court on August 6, 2010, relating to Canadian Patent Nos. 2,524,300 and 2,168,364. Mylan has now withdrawn its allegations of invalidity. The matter is proceeding in the ordinary course. The parties have exchanged evidence and cross-examinations have taken place. The hearing of the application, which will proceed with respect to Canadian Patent No. 2,168,364, is scheduled to commence on March 26, 2012.

  In May 2011, Mylan filed a Statement of Claim in the Federal Court of Canada against the Company, VIB and Valeant Canada seeking to impeach Canadian Patent No. 2,524,300. The parties agreed to discontinue this action, without costs, and a notice of discontinuance was filed with the Federal Court of Canada on August 12, 2011.

  On September 12, 2011, Mylan filed a Statement of Claim in the Federal Court of Canada against the Company, VIB and Valeant Canada seeking to impeach Canadian Patent No. 2,168,364. The Company, VIB and Valeant Canada brought a motion to strike the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

24.   LEGAL PROCEEDINGS (Continued)

  claim for a declaration of non-infringement or, in the alternative, to stay the action until after the determination of the Patented Medicines (Notice of Compliance) proceeding described above. This motion is scheduled to be heard by the court on March 21, 2012.

  On or about January 5, 2010, VIB received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida ("Watson"), related to Watson's ANDA filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA's Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA's Orange Book after Watson's initial certification. Watson has alleged these patents are invalid or not infringed. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson's ANDA. The Delaware action has been dismissed without prejudice and the litigation is proceeding in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions have been consolidated into the first-filed case before the same judge. In the course of discovery the issues have been narrowed and only five of the patents remain in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011 and closing arguments were heard in September 2011. A judgment in this matter was issued on November 8, 2011. The Court found that Watson had failed to prove that VIB's patents at suit were invalid and granted judgment in favor of VIB. Watson is appealing the judgment and the appeal is expected to proceed in the ordinary course.

  On or about January 27, 2010, VIB received a Notice of Paragraph IV Certification from Paddock dated January 22, 2010, relating to Paddock's ANDA filing for bupropion hydrobromide extended-release tablets, 174 mg and 522 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 522 mg products. Paddock has certified that the six patents currently listed in the FDA's Orange Book for Aplenzin®, plus an additional unlisted VIB patent relating to bupropion hydrobromide, are invalid and/or not infringed. A complaint was filed on March 9, 2010 against Paddock in the U.S. District Court for the District of Minnesota. A parallel suit in the U.S. District Court for the District of Delaware has been dismissed without prejudice. A second suit was filed in the U.S. District Court for the District of Minnesota on April 15, 2010 following a second Paragraph IV certification received from Paddock. These cases were consolidated before the same judge. On December 1, 2011, VIB and Paddock entered into a settlement agreement with respect to this matter. The settlement agreement was submitted to the Federal Trade Commission and U.S. Department of Justice on December 7, 2011. The consolidated case has been dismissed by the Court.

  On or about August 20, 2010, Biovail and VIB received a Notice of Paragraph IV Certification from Par Pharmaceutical, Inc. ("Par") dated August 18, 2010, related to Par's ANDA filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which corresponds to the Company's Aplenzin® Extended-release Tablets, 174 mg and 348 mg products. Par has certified that eight patents currently listed in the Orange Book for Aplenzin® are invalid, unenforceable and or not infringed. A complaint was filed against Par Pharmaceutical Companies, Inc. and Par on September 22, 2010 in the U.S. District Court for the Southern District of New York. On December 2, 2011, VIB and Par entered into a settlement agreement with respect to this matter. The settlement agreement was submitted to the Federal Trade Commission and U.S. Department of Justice on December 7, 2011. The case has been dismissed by the Court.

  On or after December 12, 2011, a Notice of Paragraph IV Certification, dated December 7, 2011, was received from Spear Pharmaceuticals, Inc. ("Spear"), related to Spear's ANDA filing for fluorouracil topical cream, 0.5%, which corresponds to the Company's Carac® product. Spear has asserted that U.S. Patent No. 6,670,335 (the "'335 Patent"), which is listed in the FDA's Orange Book for Carac®, is not infringed by the filing of Spear's ANDA or the manufacture, use, offer for sale, sale or importation of Spear's product in the US. VIB (as exclusive licensee of the '335 Patent) and AP Pharma, Inc. (as owner of the '335 Patent) filed suit pursuant to the Hatch-Waxman Act against Spear on January 25, 2012, in the U.S. District Court for the Middle District of Florida, thereby triggering a stay of the approval of Spear's ANDA of up to 30 months during the pendency of the litigation. This matter is proceeding in the ordinary course.

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

  In the case brought by the State of Alabama, the Company answered the State's Amended Complaint. On October 16, 2009, the Supreme Court of Alabama issued an opinion reversing judgments in favor of the State in the first three cases that were tried against co-defendant companies. The Alabama Supreme Court also rendered judgment in favor of those defendants, finding that the State's fraud-based theories failed as a matter of law. The court ordered all parties to this proceeding to attend mediation in December 2011. The matter has settled for an all inclusive payment in the amount of less than $0.1 million.

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

  On December 15, 2009, Biovail was served with a Seventh Amended Complaint under the False Claims Act in an action captioned United States of America, ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, et al., United States District Court, District of Massachusetts. This case was originally filed in 2002 and maintained under seal until shortly before Biovail was served. Twenty other companies are named as defendants. In the Seventh Amended Complaint, Conrad alleges that various formulations of Rondec, a product formerly owned by Biovail, were not properly approved by the FDA and therefore not a "Covered Outpatient Drug" within the meaning of the Medicaid Rebate Statute. As such, Conrad alleges that Rondec was not eligible for reimbursement by federal healthcare programs, including Medicaid. Conrad seeks treble damages and civil penalties under the False Claims Act. Motions to dismiss have been brought by the defendants. Briefing on these motions will conclude on March 30, 2012. A hearing date has not been set.

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

25.   COMMITMENTS AND CONTINGENCIES

  Lease Commitments

  The Company leases certain facilities, vehicles and equipment principally under operating leases. Rental expense related to operating lease agreements amounted to $18.1 million, $12.2 million and $4.8 million in 2011, 2010 and 2009, respectively.

  Minimum future rental payments under non-cancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

	Total	2012	2013	2014	2015	2016	Thereafter
Lease obligations	$70,747	$15,847	$12,430	$7,971	$3,559	$2,874	$28,066

  Other Commitments

  The Company had no material commitments related to capital expenditures as of December 31, 2011.

  Under certain research and development agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. The Company assumed contingent milestone payments of Valeant of $412.2 million in the aggregate, including consideration of up to $390.0 million that it may be required to pay related to Valeant's acquisition of Aton. In addition, the Company could pay contingent consideration of up to $13.0 million and $59.9 million related to acquisitions of PharmaSwiss and iNova, respectively. Each of these arrangements is further described in note 3.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

25.   COMMITMENTS AND CONTINGENCIES (Continued)

  Indemnification Provisions

  In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods, and other conditions and limits. As of December 31, 2011 or 2010, no material amounts were accrued for the Company's obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

26.   SEGMENT INFORMATION

  Business Segments

  Effective with the Merger, the Company operates in the following business segments, based on differences in products and services and geographical areas of operations:

    •
    U.S. Neurology and Other consists of sales of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products the Company developed or acquired. In addition, this segment includes revenue from contract research services provided by CRD prior to its disposal in July 2010.

    •
    U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues in the areas of dermatology and topical medication.

    •
    Canada and Australia consists of pharmaceutical and OTC products primarily sold in Canada, Australia and New Zealand.

    •
    Branded Generics — Europe consists primarily of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Poland, Serbia, Hungary, Croatia and Russia.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

26.   SEGMENT INFORMATION (Continued)

  Segment Revenues and Profit

  Segment revenues and profit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Revenues(1):
U.S. Neurology and Other	$829,289	$658,312	$575,321
U.S. Dermatology(2):	568,298	219,008	146,267
Canada and Australia(3):	340,240	161,568	83,959
Branded Generics — Europe(4):	470,783	73,312	14,883
Branded Generics — Latin America	254,840	69,037	—

Total revenues	2,463,450	1,181,237	820,430

Segment profit (loss)(5):
U.S. Neurology and Other	415,273	251,129	274,548
U.S. Dermatology	185,129	47,737	87,860
Canada and Australia	104,083	51,043	35,037
Branded Generics — Europe(6):	18,331	20,646	9,152
Branded Generics — Latin America	(2,164)	(3,889)	—

Total segment profit	720,652	366,666	406,597

Corporate(7)	(180,007)	(155,794)	(124,269)
Restructuring and integration costs	(97,667)	(140,840)	(30,033)
Acquired IPR&D	(109,200)	(89,245)	(59,354)
Acquisition-related costs	(32,964)	(38,262)	(5,596)
Legal settlements	(11,841)	(52,610)	(6,191)
Acquisition-related contingent consideration	10,986	—	—

Operating income (loss)	299,959	(110,085)	181,154
Interest income	4,084	1,294	1,118
Interest expense	(333,041)	(84,307)	(24,881)
Write-down of deferred financing charges	(1,485)	(5,774)	(537)
Loss on extinguishment of debt	(36,844)	(32,413)	—
Foreign exchange and other	26,551	574	507
Gain (loss) on investments, net	22,776	(5,552)	17,594

(Loss) income before recovery of income taxes	$(18,000)	$(236,263)	$174,955

  (1)
  Segment revenues in 2011 reflect revenues from Valeant products and services as follows: U.S. Neurology and Other — $229.5 million; U.S. Dermatology — $275.0 million; Canada and Australia — $190.1 million; Branded Generics — Europe — $186.3 million; and Branded Generics — Latin America — $253.8 million. Segment revenues in 2010 reflect incremental revenues from Valeant products and services commencing on the Merger Date as follows: U.S. Neurology and Other — $60.8 million; U.S. Dermatology — $57.2 million; Canada and Australia — $47.6 million; Branded Generics — Europe — $40.0 million; and Branded Generics — Latin America — $69.0 million.

  (2)
  U.S. Dermatology segment revenues in 2011 reflect incremental revenues from Dermik products and services of $7.6 million commencing on the acquisition date (as described in note 3). U.S. Dermatology segment revenues in 2011 also reflect incremental revenues from Ortho Dermatologics products and services of $9.6 million, commencing on the acquisition date (as described in note 3).

  (3)
  Canada and Australia segment revenues in 2011 reflect incremental revenues from Afexa products and services of $12.6 million, commencing on the acquisition date (as described in note 3).

  (4)
  Branded Generics — Europe segment revenues in 2011 reflect incremental revenues from PharmaSwiss products and services of $199.9 million commencing on the acquisition date (as described in note 3). Branded Generics — Europe segment revenues in 2011 also reflect incremental revenues from Sanitas products and services of $49.6 million, commencing on the acquisition date (as described in note 3).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

26.   SEGMENT INFORMATION (Continued)

  (5)
  Segment profit (loss) in 2011 reflects the addition of Valeant operations. Segment profit in 2011 includes the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $42.6 million; U.S. Dermatology — $54.5 million; Canada and Australia — $32.3 million; Branded Generics — Europe — $30.1 million; and Branded Generics — Latin America — $48.7 million. Segment profit (loss) in 2010 reflects Valeant operations commencing on the Merger date. Segment profit (loss) in 2010 includes the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: U.S. Neurology and Other — $33.1 million; U.S. Dermatology — $27.4 million; Canada and Australia — $17.0 million; Branded Generics — Europe — $12.9 million; and Branded Generics — Latin America — $21.6 million.

  (6)
  Branded Generics — Europe segment profit in 2011 reflects the addition of PharmaSwiss operations commencing on the acquisition date, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $41.6 million. Branded Generics — Europe segment profit also reflects the addition of Sanitas operations commencing on the Sanitas Acquisition Date, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $16.3 million in 2011.

  (7)
  Corporate reflects non-restructuring-related share-based compensation expense of $93.0 million, $48.6 million and $5.6 million in 2011, 2010 and 2009, respectively. The non-restructuring-related share-based compensation expense includes the effect of the fair value increment on Valeant stock options and RSUs converted into the Company awards of $58.6 million and $37.1 million in 2011 and 2010, respectively.

  Segment Assets

  Total assets by segment as of December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Assets(1):
U.S. Neurology and Other	$4,436,835	$5,013,016	$1,409,243
U.S. Dermatology(2):	3,076,747	1,905,261	169,164
Canada and Australia(3):	1,876,529	1,011,722	76,739
Branded Generics — Europe(4):	1,853,931	920,796	11,560
Branded Generics — Latin America	1,231,360	1,421,991	—

	12,475,402	10,272,786	1,666,706
Corporate	666,311	522,331	392,584

Total assets	$13,141,713	$10,795,117	$2,059,290

  (1)
  Segments assets as of December 31, 2011 reflect the measurement period adjustments associated with the Merger. Segment assets as of December 31, 2011 reflect the amounts of identifiable intangible assets and goodwill of Valeant as follows: U.S. Neurology and Other — $3,400.4 million; U.S. Dermatology — $1,537.1 million; Canada and Australia — $658.4 million; Branded Generics — Europe — $644.6 million; and Branded Generics — Latin America — $992.3 million. Segment assets as of December 31, 2010 reflect the provisional amounts of identifiable intangible assets and goodwill of Valeant as follows: U.S. Neurology and Other — $3,639.5 million; U.S. Dermatology — $1,694.7 million; Canada and Australia — $836.8 million; Branded Generics — Europe — $740.5 million; and Branded Generics — Latin America — $1,185.6 million.

  (2)
  U.S. Dermatology segment assets as of December 31, 2011 reflect the provisional amounts of identifiable intangible assets and goodwill of Dermik of $341.7 million and $8.1 million, respectively. In addition, U.S. Dermatology segment assets as of December 31, 2011 also reflect the provisional amounts of identifiable intangible assets and goodwill of Ortho Dermatologics of $333.6 million and $3.5 million, respectively.

  (3)
  Canada and Australia segment assets as of December 31, 2011 reflect the provisional amounts of identifiable intangible assets and goodwill of iNova of $424.0 million and $211.8 million, respectively. In addition, Canada and Australia segment assets as of December 31, 2011 reflect the provisional amounts of identifiable intangible assets and goodwill of Afexa of $80.6 million and $3.1 million, respectively.

  (4)
  Branded Generics — Europe segment assets as of December 31, 2011 reflect the provisional amounts of identifiable intangible assets and goodwill of PharmaSwiss of $209.2 million and $159.7 million, respectively. In addition, Branded Generics — Europe

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

26.   SEGMENT INFORMATION (Continued)

    segment assets as of December 31, 2011 reflect the provisional amounts of identifiable intangible assets and goodwill of Sanitas of $247.1 million and $204.8 million, respectively.

  Capital Expenditures, and Depreciation and Amortization

  Capital expenditures, and depreciation and amortization by segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Capital expenditures:
U.S. Neurology and Other	$233	$8,080	$6,098
U.S. Dermatology	1,401	652	—
Canada and Australia	2,066	804	—
Branded Generics — Europe	9,561	3,083	—
Branded Generics — Latin America	24,428	3,011	—

	37,689	15,630	6,098
Corporate	20,826	1,193	1,325

Total capital expenditures	$58,515	$16,823	$7,423

Depreciation and amortization(1):
U.S. Neurology and Other	$217,110	$171,817	$110,876
U.S. Dermatology	177,876	35,580	23,981
Canada and Australia	53,627	14,791	5,707
Branded Generics — Europe	88,367	10,406	—
Branded Generics — Latin America	69,479	14,792	—

	606,459	247,386	140,564
Corporate	6,144	7,118	8,696

Total depreciation and amortization	$612,603	$254,504	$149,260

  (1)
  Depreciation and amortization in 2011 reflects the impact of acquisition accounting adjustments related to the fair value adjustment to identifiable intangible assets as follows: U.S. Neurology and Other — $33.1 million; U.S. Dermatology — $50.9 million; Canada and Australia — $32.2 million; Branded Generics — Europe — $62.3 million; and Branded Generics — Latin America — $43.7 million. Depreciation and amortization in 2010 reflects the impact of acquisition accounting adjustments related to the fair value adjustment to identifiable intangible assets as follows: U.S. Neurology and Other — $15.4 million; U.S. Dermatology — $17.8 million; Canada and Australia — $6.7 million; Branded Generics — Europe — $6.7 million; and Branded Generics — Latin America — $12.1 million.

    Depreciation and amortization in 2011 reflects impairment charges of $7.9 million and $19.8 million related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

26.   SEGMENT INFORMATION (Continued)

  Geographic Information

  Revenues and long-lived assets by geographic region for the years ended and as of December 31, 2011, 2010 and 2009 were as follows:

	Revenues(1)			Long-Lived Assets(2)
	2011	2010	2009	2011	2010	2009
U.S. and Puerto Rico	$1,397,636	$872,112	$710,214	$22,619	$14,231	$11,067
Canada	256,820	154,200	94,142	129,510	94,435	83,471
Poland	179,501	30,430	—	106,743	60,390	—
Mexico	151,948	42,833	—	53,500	51,367	—
Brazil	87,190	22,595	—	49,231	46,074	—
Serbia	81,867	—	—	10,039	—	—
Australia	79,204	17,616	—	16,636	1,724	—
Other	229,284	41,451	16,074	25,964	13,531	9,310

	$2,463,450	$1,181,237	$820,430	$414,242	$281,752	$103,848

  (1)
  Revenues are attributed to countries based on the location of the customer.

  (2)
  Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which is attributed to countries based on the physical location of the assets.

  Major Customers

  External customers that accounted for 10% or more of the Company's total revenues for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
McKesson Corporation	23%	28%	25%
Cardinal Health, Inc.	21%	24%	21%
AmerisourceBergen Corporation	10%	12%	10%

27.   SUBSEQUENT EVENTS

  New Senior Secured Credit Facilities

  On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit and Guaranty Agreement (the "New Credit Agreement") with a syndicate of financial institutions and investors. Under the New Credit Agreement, in addition to the Senior Secured Credit Facilities, we syndicated a $600.0 million senior secured tranche B term loan facility (the "Tranche B Term Loans" and, together with the Senior Secured Credit Facilities, the "New Senior Secured Credit Facilities") to fund the repayment of outstanding amounts under Revolving Credit Facility and for general corporate purposes, including acquisitions. The Tranche B Term Loans mature on February 13, 2019 and amortizes quarterly commencing June 30, 2012 at an annual rate of 1.0%. The Tranche B Term Loans bear interest at a rate per annum equal to, at the Company's option either (a) a base rate determined by reference to the higher of (1) the rate of interest quoted in the print edition of The Wall Street Journal, Money Rates Section, as the Prime Rate (currently defined as the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks) and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. Notwithstanding the foregoing, the LIBO rate in respect of Tranche B Term Loans shall at no time be less than 1%.

  The New Senior Secured Credit Facilities contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its subsidiaries to: incur additional indebtedness; create liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, amalgamate or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; engage in transactions with affiliates; enter into new lines of business; and enter into amendments of or waivers under subordinated indebtedness, organizational documents and certain other material agreements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

27.   SUBSEQUENT EVENTS (Continued)

  The New Credit Agreement requires that the Company maintain a secured leverage ratio not to exceed 2.50 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending March 31, 2012. The New Credit Agreement requires that the Company maintain an interest coverage ratio of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. The New Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the New Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the New Senior Secured Credit Facilities.

  Eyetech Inc.

  On February 13, 2012, the Company acquired Eyetech Inc. ("Eyetech"), a privately-owned ophthalmic biotechnology company dedicated to the treatment of sight-threatening diseases of the retina, for an up-front purchase price of $22.3 million and potential milestone payments of up to $4.0 million based on sales of Macugen® in 2012 and 2013. Eyetech markets Macugen® in the U.S., the first anti-VEGF inhibitor approved for the treatment of wet age-related macular degeneration (AMD).

  Divestitures of IDP-111 and 5-FU

  As described in note 4 "ACQUISITIONS AND DISPOSITIONS", in connection with the acquisition of Dermik, the Company was required by the FTC to divest IDP-111, a generic version of BenzaClin®, and 5-FU, an authorized generic of Efudex®. On February 3, 2012, the Company sold the IDP-111 and 5-FU products to Mylan Pharmaceuticals, Inc. for $66.2 million in cash.

  Probiotica Laboratorios Ltda.

  On February 1, 2012, the Company acquired Probiotica Laboratorios Ltda. ("Probiotica"), a leader in sports nutrition and food supplements in Brazil for a total purchase price of BRL$150.0 million (approximately $85.9 million). Probiotica currently markets a line of OTC sports nutrition products and other food supplements.

  The transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects, which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.