Form 10-Q
period 2012-03-31
Valeant Pharmaceuticals International, Inc.
filed 2012-05-04
CIK 885590

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-14956

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-0448205 (I.R.S. Employer Identification No.)
4787 Levy Street, Montreal, Quebec (Address of principal executive offices)	H4R 2P9 (Zip Code)

(514) 744-6792
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

        Common shares, no par value — 305,942,855 shares issued and outstanding as of May 1, 2012.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Introductory Note

        On September 28, 2010, Biovail Corporation ("Biovail") completed the acquisition of Valeant Pharmaceuticals International ("Valeant") with Valeant surviving as a wholly-owned subsidiary of Biovail (the "Merger"). In connection with the Merger, Biovail was renamed "Valeant Pharmaceuticals International, Inc." (the "Company").

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

        In this Form 10-Q, references to "$" and "US$" are to United States ("U.S.") dollars, references to "C$" are to Canadian dollars, references to "€" are to Euros, references to "AUD$" are to Australian dollars and references to "R$" are to Brazilian real.

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

  •
  the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets;

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

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	As of March 31 2012	As of December 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$330,479	$164,111
Marketable securities	1,049	6,338
Accounts receivable, net	613,564	569,268
Inventories, net	373,529	355,212
Prepaid expenses and other current assets	52,489	41,884
Assets held for sale	3,433	72,239
Deferred tax assets, net	157,388	148,454

Total current assets	1,531,931	1,357,506
Property, plant and equipment, net	426,510	414,242
Intangible assets, net	7,808,814	7,657,798
Goodwill	3,730,279	3,598,786
Deferred tax assets, net	34,797	54,681
Other long-term assets, net	87,403	58,700

Total assets	$13,619,734	$13,141,713

LIABILITIES
Current liabilities:
Accounts payable	$156,277	$157,620
Accrued liabilities and other current liabilities	543,310	527,583
Acquisition-related contingent consideration	92,350	100,263
Income taxes payable	8,245	10,335
Deferred revenue	8,731	12,783
Current portion of long-term debt	145,062	111,250
Deferred tax liabilities, net	3,957	4,438

Total current liabilities	957,932	924,272
Deferred revenue	33,974	38,153
Acquisition-related contingent consideration	328,983	319,821
Long-term debt	6,851,013	6,539,761
Liabilities for uncertain tax positions	102,035	91,098
Deferred tax liabilities, net	1,134,311	1,144,914
Other long-term liabilities	135,051	76,678

Total liabilities	9,543,299	9,134,697

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 304,884,241 and 306,371,032 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5,936,775	5,963,621
Additional paid-in capital	284,776	276,117
Accumulated deficit	(2,115,592)	(2,030,292)
Accumulated other comprehensive loss	(29,524)	(202,430)

Total shareholders' equity	4,076,435	4,007,016

Total liabilities and shareholders' equity	$13,619,734	$13,141,713

Commitments and contingencies (note 17)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(All dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31
	2012	2011
Revenues
Product sales	$768,377	$500,421
Alliance and royalty	79,231	58,414
Service and other	8,495	6,191

	856,103	565,026

Expenses
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	238,814	169,287
Cost of alliance and service revenues	73,022	33,945
Selling, general and administrative	177,286	139,506
Research and development	22,006	13,670
Amortization of intangible assets	200,643	112,043
Restructuring, integration and other costs	62,337	17,539
Acquired in-process research and development	—	2,000
Acquisition-related costs	7,505	1,507
Legal settlements	3,155	400
Acquisition-related contingent consideration	9,839	386

	794,607	490,283

Operating income	61,496	74,743
Interest income	1,123	803
Interest expense	(102,025)	(68,751)
Loss on extinguishment of debt	(133)	(8,262)
Foreign exchange and other	24,299	2,807
Gain on investments, net	2,059	1,769

(Loss) income before recovery of income taxes	(13,181)	3,109
Recovery of income taxes	(260)	(3,373)

Net (loss) income	$(12,921)	$6,482

Basic and diluted (loss) earnings per share	$(0.04)	$0.02

Weighted-average common shares (000's)
Basic	307,776	303,749
Diluted	307,776	332,900

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(All dollar amounts are expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31
	2012	2011
Net (loss) income	$(12,921)	$6,482

Other comprehensive income
Foreign currency translation adjustment	174,676	99,080
Net unrealized holding gain (loss) on available-for-sale equity securities:
Arising in period	—	18,726
Reclassification to net (loss) income	(1,634)	—
Net unrealized holding loss on available-for-sale debt securities:
Arising in period	(13)	(26)
Pension adjustment	(123)	1,000

Other comprehensive income	172,906	118,780

Comprehensive income	$159,985	$125,262

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31
	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(12,921)	$6,482
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	215,582	127,002
Amortization of deferred revenue	(8,568)	(4,775)
Amortization of discounts on long-term debt	3,249	2,642
Amortization of deferred financing costs	2,498	1,292
Acquired in-process research and development	—	2,000
Acquisition accounting adjustment on inventory sold	33,098	29,576
Loss (Gain) on disposal of assets	9,527	(5,314)
Acquisition-related contingent consideration	9,839	386
Allowances for losses on accounts receivable and inventories	4,383	381
Deferred income taxes	(14,859)	(19,773)
Additions to accrued legal settlements	3,155	400
Payments of accrued legal settlements	(60)	(16,000)
Share-based compensation	19,152	29,893
Tax benefits from stock options exercised	(593)	(24,050)
Foreign exchange gain	(25,564)	(3,173)
Payment of accreted interest on repurchase of convertible debt	(56)	(2,289)
Loss on extinguishment of debt	133	8,262
Other	(1,048)	4,225
Changes in operating assets and liabilities:
Accounts receivable	(14,786)	(82,481)
Inventories	(35,080)	13,360
Prepaid expenses and other current assets	(4,266)	(6,870)
Accounts payable	(9,920)	(37,806)
Accrued liabilities	(7,520)	62,742
Income taxes payable	1,575	(863)
Deferred revenue	280	1,081

Net cash provided by operating activities	167,230	86,330

Cash Flows From Investing Activities
Acquisitions of businesses, net of cash acquired	(272,812)	(463,702)
Acquisitions of intangible assets	(1,865)	(302,885)
Purchases of property, plant and equipment	(11,116)	(21,505)
Proceeds from sales and maturities of marketable securities	8,364	2,774
Purchases of marketable securities and other investments	(7,200)	(40,016)
Proceeds from sale of assets	66,250	—

Net cash used in investing activities	(218,379)	(825,334)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	645,643	2,139,688
Repayments of long-term debt	(302,812)	(975,000)
Short-term borrowings	7,364	—
Repurchases of convertible debt	(3,975)	(139,225)
Repurchases of common shares	(108,724)	(274,750)
Proceeds from exercise of stock options	5,108	23,229
Tax benefits from stock options exercised	593	24,050
Payments of employee withholding tax upon vesting of share-based awards	(3,824)	(39,478)
Payments of contingent consideration	(27,500)	—
Payments of debt issuance costs	(1,435)	(15,747)

Net cash provided by financing activities	210,438	742,767

Effect of exchange rate changes on cash and cash equivalents	7,079	3,720

Net increase in cash and cash equivalents	166,368	7,483
Cash and cash equivalents, beginning of period	164,111	394,269

Cash and cash equivalents, end of period	$330,479	$401,752

Non-Cash Investing and Financing Activities
Acquisitions of businesses, contingent consideration at fair value	$(17,744)	$(27,585)
Additions to marketable securities, accrued but unpaid	—	(20,008)
Out-license of intangible asset	—	36,000

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

1.     DESCRIPTION OF BUSINESS

  On September 28, 2010 (the "Merger Date"), Biovail Corporation ("Biovail") completed the acquisition of Valeant Pharmaceuticals International ("Valeant") through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the "Merger"). In connection with the Merger, Biovail was renamed "Valeant Pharmaceuticals International, Inc." (the "Company"). The Company is a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products primarily in the areas of dermatology, neurology and branded generics.

2.     SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying unaudited consolidated financial statements (the "unaudited consolidated financial statements") have been prepared by the Company in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K"). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company's audited consolidated financial statements for the year ended December 31, 2011. There have been no changes to the Company's significant accounting policies since December 31, 2011, except as described below under "Adoption of New Accounting Standards". The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Adoption of New Accounting Standards

  Effective January 1, 2012, the Company has adopted on a prospective basis the provisions of the following new accounting standards:

  •
  Guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendments change some fair value measurement principles and disclosure requirements under U.S. GAAP. The adoption of this guidance did not have a significant impact on the Company's financial position or results of operations.

  •
  Guidance requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance does not change the components of other comprehensive income or the calculation of earnings per share. The effective date for amendments to the presentation of reclassifications out of accumulated other comprehensive income has been deferred. As this guidance relates to presentation only, the adoption of this guidance did not impact the Company's financial position or results of operations.

  •
  Guidance intended to simplify goodwill impairment testing, by allowing an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The adoption of this guidance did not have a significant impact on the Company's financial position or results of operations.

3.     BUSINESS COMBINATIONS

  The Company has focused its business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies.

  Gerot Lannach

  Description of the Transaction

  On March 13, 2012, the Company acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. The Company made an upfront payment of $164.0 million (€125.0 million), and the Company may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. As of March 31, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. As part of the transaction, the Company also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products.

  Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach's largest product is acetylsalicylic acid, a low dose aspirin.

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

Amounts Recognized as of Acquisition Date
Property and equipment	$1,204
Deferred tax asset	536
Identifiable intangible assets(a)	169,276

Total indentifiable net assets	171,016
Goodwill(b)	9,739

Total fair value of consideration transferred	$180,755

(a)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	11	$153,140
Partner relationships	5	16,136

Total identifiable intangible assets acquired	10	$169,276

(b)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. The Company expects that the goodwill will be deductible for tax purposes in Switzerland. The goodwill recorded represents the following:

•
cost savings, operating synergies and other benefits expected to result from combining the operations of Gerot Lannach with those of the Company; and

•
intangible assets that do not qualify for separate recognition (for instance, Gerot Lannach's assembled workforce).

  The provisional amount of goodwill has been allocated to the Company's Emerging Markets segment as indicated in note 9.

  Acquisition-Related Costs

  The Company has incurred to date $0.5 million of transaction costs directly related to the Gerot Lannach acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  Revenue and Net Loss of Gerot Lannach

  The revenues of Gerot Lannach for the period from the acquisition date to March 31, 2012 were $1.2 million, and the net loss was $1.0 million. The net loss includes the effects of the acquisition accounting adjustments of $0.9 million and the acquisition-related costs of $0.5 million.

  Probiotica

  Description of the Transaction

  On February 1, 2012, the Company acquired Probiotica Laboratorios Ltda. ("Probiotica"), which markets over-the-counter ("OTC") sports nutrition products and other food supplements in Brazil, for an upfront payment of $85.9 million (R$150.0 million), as well as a working capital adjustment of $4.7 million (R$8.1 million).

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

Amounts Recognized as of Acquisition Date
Cash and cash equivalents	$1,125
Accounts receivable(a)	11,078
Inventories	5,438
Property, plant and equipment	2,579
Deferred tax assets	460
Identifiable intangible assets(b)	37,938
Indemnification assets(c)	27,901
Current liabilities	(6,417)
Liability for uncertain tax position	(6,682)
Other non-current liabilities(c)	(27,901)

Total indentifiable net assets	45,519
Goodwill(d)	45,104

Total fair value of consideration transferred	$90,623

(a)
The fair value of trade accounts receivable acquired was $11.1 million, with the gross contractual amount being $12.1 million, of which the Company expects that $1.0 million will be uncollectible.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

(b)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Corporate brands	15	$19,026
Partner relationships	5	14,557
Product brands	10	4,355

Total identifiable intangible assets acquired	11	$37,938

(c)
Other non-current liabilities, and the corresponding indemnification assets, primarily relate to certain asserted and unasserted claims against Probiotica, which include potential tax-related obligations that existed at the acquisition date. The Company is indemnified by the sellers in accordance with indemnification provisions under its contractual arrangements. Indemnification assets and contingent liabilities were recorded at the same amount and classified in the same manner, as components of the purchase price, representing our best estimates of these amounts at the acquisition date, in accordance with guidance for loss contingencies and uncertain tax positions. Under the Company's contractual arrangement, there is no limitation on the amount or value of indemnity claims that can be made by the Company. However there is a time restriction of either two or five years, depending on the nature of the claim. Approximately $12.9 million (R$22.5 million) of the purchase price has been placed in escrow in accordance with the indemnification provisions. The escrow account will be maintained for two years, with 50% being released to the sellers after the first year, and the remaining balance released after the second year. The Company expects the total amount of the indemnification assets to be collectible from the sellers. The Company is continuing to gather and assess information with respect to the non-current liabilities and indemnification assets.

(d)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. The Company expects that the goodwill will be deductible for tax purposes. The goodwill recorded represents the following:

•
the Company's expectation to develop and market new product brands and product lines in the future;

•
the value associated with the Company's ability to develop relationships with new customers;

•
the value of the continuing operations of Probiotica's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•
intangible assets that do not qualify for separate recognition (for instance, Probiotica's assembled workforce).

  The provisional amount of goodwill has been allocated to the Company's Emerging Markets segment as indicated in note 9.

  Acquisition-Related Costs

  The Company has incurred to date $0.6 million of transaction costs directly related to the Probiotica acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

  Revenue and Net Loss of Probiotica

  The revenues of Probiotica for the period from the acquisition date to March 31, 2012 were $7.8 million, and the net loss was immaterial.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  iNova

  Description of the Transaction

  On December 21, 2011, the Company acquired iNova from Archer Capital, Ironbridge Capital and other minority management shareholders. The Company made upfront payments of $656.7 million (AUD$657.9 million) and the Company may pay a series of potential milestones of up to $59.9 million (AUD$60.0 million) based on the success of pipeline activities, product registrations and overall revenue. The fair value of the contingent consideration was determined to be $44.5 million as of the acquisition date. As of March 31, 2012, the assumptions used for determining the fair value of the acquisition-related contingent consideration have not changed significantly from those used at the acquisition date.

  iNova sells and distributes a range of prescription and OTC products in Australia, New Zealand, Southeast Asia and South Africa, including leading therapeutic weight management brands such as Duromine®/Metermine®, as well as leading OTC brands in the cold and cough area, such as Difflam®, Duro-Tuss® and Rikodeine®.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

	Amounts Recognized as of Acquisition Date(a)	Measurement Period Adjustments(b)	Amounts Recognized (as adjusted)
Cash and cash equivalents	$8,792	$—	$8,792
Accounts receivable(c)	30,525	—	30,525
Inventories	43,387	(1,400)	41,987
Property, plant and equipment	15,257	(1,996)	13,261
Identifiable intangible assets(d)	423,950	(2,188)	421,762
Current liabilities	(32,500)	(1,713)	(34,213)

Total indentifiable net assets	489,411	(7,297)	482,114
Goodwill(e)	211,770	7,297	219,067

Total fair value of consideration transferred	$701,181	$—	$701,181

(a)
As previously reported in the 2011 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) changes in the estimated fair value of an intangible asset and the related inventory; (ii) additional information obtained with respect to the fair value of an acquired manufacturing facility; and (iii) additional information obtained with respect to the valuation of compensation-related liabilities. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company's previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)
The fair value of trade accounts receivable acquired was $30.5 million, with the gross contractual amount being $31.5 million, of which the Company expects that $1.0 million will be uncollectible.

(d)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized (as adjusted)
Product brands	8	$418,252	$(2,188)	$416,064
Corporate brands	4	5,698	—	5,698

Total identifiable intangible assets acquired	8	$423,950	$(2,188)	$421,762

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  The provisional amount of goodwill has been allocated to the Company's Canada and Australia segment ($136.0 million) and the Company's Emerging Markets segment ($83.1 million).

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

  Assets Acquired and Liabilities Assumed

  The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

  •
  amounts for identifiable intangible assets and inventory, pending the finalization of valuation efforts;

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Acquisition Date(a)
Inventories	$32,360
Property, plant and equipment	39,581
Identifiable intangible assets(b)	341,680
Deferred tax liability	(1,262)

Total indentifiable net assets	412,359
Goodwill(c)	8,141

Total fair value of consideration transferred	$420,500

(a)
As previously reported in the 2011 Form 10-K. To date, the Company has not recognized any measurement period adjustments related to this acquisition.

(b)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	9	$292,472
Product rights	5	33,857
Manufacturing agreement	5	15,351

Total identifiable intangible assets acquired	9	$341,680

(c)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. The Company expects that $6.4 million of the goodwill will be deductible for tax purposes. The goodwill recorded represents primarily the value of Dermik's assembled workforce. The provisional amount of goodwill has been allocated to the Company's U.S. Dermatology segment.

  Ortho Dermatologics

  Description of the Transaction

  On December 12, 2011, the Company acquired assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc., for a total cash purchase price of approximately $346.1 million. The assets acquired included prescription brands Retin-A Micro®, Ertaczo®, Renova® and Biafine®.

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

  •
  amounts for identifiable intangible assets and inventory, pending the finalization of valuation efforts;

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

Amounts Recognized as of Acquisition Date(a)
Inventories	$6,169
Property, plant and equipment	206
Identifiable intangible assets, excluding acquired IPR&D(b)	333,599
Acquired IPR&D(c)	4,318
Deferred tax liability	(1,690)

Total indentifiable net assets	342,602
Goodwill(d)	3,507

Total fair value of consideration transferred	$346,109

(a)
As previously reported in the 2011 Form 10-K. To date, the Company has not recognized any measurement period adjustments related to this acquisition.

(b)
The identifiable intangible assets acquired relate to product brands intangible assets with an estimated weighted-average useful life of approximately nine years.

(c)
The acquired IPR&D asset relates to the development of the MC5 program, a topical treatment for acne vulgaris.

(d)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations of Ortho Dermatologics with those of the Company. The provisional amount of goodwill has been allocated to the Company's U.S. Dermatology segment.

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

  Afexa markets several consumer brands, such as Cold-FX®, an OTC cold and flu treatment, and Coldsore-FX®, a topical OTC cold sore treatment.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

	Amounts Recognized as of Acquisition Date(a)	Measurement Period Adjustments(b)	Amounts Recognized (as adjusted)
Cash	$1,558	$—	$1,558
Accounts receivable(c)	9,436	(1,524)	7,912
Inventories	22,489	—	22,489
Other current assets	5,406	—	5,406
Property and equipment	8,766	—	8,766
Identifiable intangible assets(d)	80,580	(5,850)	74,730
Current liabilities	(18,104)	—	(18,104)
Deferred income taxes, net	(20,533)	1,462	(19,071)
Other non-current liabilities	(1,138)	—	(1,138)

Total indentifiable net assets	88,460	(5,912)	82,548
Goodwill(e)	3,070	5,912	8,982

Total fair value of consideration transferred	$91,530	$—	$91,530

(a)
As previously reported in the 2011 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) changes in the estimated fair value of certain intangible assets; (ii) changes in estimated sales reserves; and (iii) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company's previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)
Both the fair value and gross contractual amount of trade accounts receivable acquired were $7.9 million, as the Company expects that the amount to be uncollectible is negligible.

(d)
The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted-Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized (as adjusted)
Product brands	11	$65,194	$(5,850)	$59,344
Patented technology	7	15,386	—	15,386

Total identifiable intangible assets acquired	10	$80,580	$(5,850)	$74,730

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

  The provisional amount of goodwill has been allocated to the Company's Canada and Australia segment.

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

  On September 22, 2011, the Company received approval from the Securities Commission of the Republic of Lithuania to conduct the mandatory tender offer through squeeze out procedures (the "Squeeze Out") at a price per one ordinary share of Sanitas equal to €10.06, which required that all minority shareholders sell to the Company the ordinary shares of Sanitas owned by them (512,264 ordinary shares, or 1.6% of Sanitas).

  As the Company maintained a controlling financial interest in Sanitas during the Tender Offer, the additional ownership interest of 6.4% acquired in Sanitas was accounted for as an equity transaction between owners. The noncontrolling interest in Sanitas of approximately 1.6% to be acquired through the Squeeze Out procedures was classified as a liability in the Company's consolidated balance sheet as it was mandatorily redeemable. As of March 31, 2012, the amount due to Sanitas shareholders of $2.4 million was included in Accrued liabilities and other current liabilities.

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

(a)
As previously reported in the 2011 Form 10-K. To date, the Company has not recognized any measurement period adjustments related to this acquisition.

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

  The provisional amount of goodwill has been allocated to the Company's Emerging Markets segment.

  PharmaSwiss

  Description of the Transaction

  On March 10, 2011, the Company acquired all of the issued and outstanding stock of PharmaSwiss S.A. ("PharmaSwiss"), a privately-owned branded generics and OTC pharmaceutical company based in Zug, Switzerland. As of the acquisition date, the total consideration transferred to effect the acquisition of PharmaSwiss comprised of cash paid of $491.2 million (€353.1 million) and the rights to contingent consideration payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss were achieved for the 2011 calendar year. The fair value of the contingent payments was determined to be $27.5 million as of the acquisition date. The Company is determining whether a contingent consideration payment of $13.0 million (€10.0 million) is payable based on the net sales results for the 2011 calendar year.

  In connection with the transaction, in February 2011, the Company entered into foreign currency forward-exchange contracts to buy €130.0 million, which were settled on March 9, 2011. The Company recorded a $5.1 million gain on the settlement of these contracts, which was partially offset by a foreign exchange loss of $2.4 million recognized on the remaining €220.0 million bought to finance the transaction. The net foreign exchange gain of $2.7 million was recognized in Foreign exchange and other in the consolidated statement of income in the three-month period ended March 31, 2011.

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

  Assets Acquired and Liabilities Assumed

  The transaction has been accounted for as a business combination under the acquisition method of accounting. As of March 31, 2012, the Company has not recognized any additional measurement period adjustments to the amounts previously reported in the 2011 Form 10-K. The amount of goodwill of $159.7 million has been allocated to the Company's Emerging Markets segment.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

3.     BUSINESS COMBINATIONS (Continued)

  Pro Forma Impact of Material Business Combinations

  The following table presents unaudited pro forma consolidated results of operations for the three-month periods ended March 31, 2012 and 2011, as if the Gerot Lannach and Probiotica acquisitions had occurred as of January 1, 2011 and the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions had occurred as of January 1, 2010. The unaudited pro forma information does not include the license agreement entered into in June 2011 to acquire the rights to Elidel® and Xerese®, as the impact is immaterial to these pro forma results and it was impracticable to obtain the necessary historical information as discrete financial statements for these product lines were not prepared. In addition, the unaudited pro forma information does not include the Dermik acquisition, as it was impracticable to obtain the necessary historical information as discrete financial statements were not prepared.

	Three Months Ended March 31
	2012	2011
Revenues	$864,643	$752,120
Net (loss) income	(64)	14,042
Basic (loss) earnings per share	$—	$0.05
Diluted (loss) earnings per share	$—	$0.04

  The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa. Except to the extent realized in the three-month period ended March 31, 2012, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of the Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month period ended March 31, 2012, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa.

  The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the Gerot Lannach and Probiotica acquisitions and the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions been completed on January 1, 2011 and January 1, 2010, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily adjustments consistent with the unaudited pro forma information related to the following unaudited pro forma adjustments related to Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa:

  •
  elimination of Gerot Lannach's, Probiotica's, PharmaSwiss', Sanitas', Ortho Dermatologics', iNova's and Afexa's historical intangible asset amortization expense;

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

  •
  additional interest expense associated with the financing obtained by the Company in connection with the various acquisitions; and

  •
  the exclusion from pro forma earnings in the three-month period ended March 31, 2012 of the acquisition accounting adjustments on iNova's, Ortho Dermatologics', Afexa's and Probiotica's inventories that were sold subsequent to the acquisition date of $11.1 million, $3.3 million, $2.4 million and $0.1 million, respectively, and the exclusion of $2.6 million of acquisition-related costs, in the aggregate, incurred for the acquisitions of Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa in the three-month period ended March 31, 2012, and the inclusion of those amounts in pro forma earnings for the applicable comparative periods.

  The pro forma earnings also exclude amortization of inventory step-up that arose from the Merger that was recognized in the three-month period ended March 31, 2011. Such amount was included in the applicable comparative period for purposes of pro forma financial information.

  In addition, all of the above adjustments were adjusted for the applicable tax impact.

  Other

  In the three-month period ended March 31, 2012, the Company acquired Eyetech Inc. ("Eyetech"), a privately-owned ophthalmic biotechnology company dedicated to the treatment of sight-threatening diseases of the retina, for an up-front purchase price of $22.3 million and potential milestone payments of up to $4.0 million based on sales of Macugen® in 2012 and 2013. The fair value of the upfront and contingent consideration was determined to be $23.2 million as of the acquisition date. The total fair value of the consideration transferred was assigned primarily to product rights intangible assets ($24.2 million), deferred income tax liability ($(10.2) million), inventory ($5.0 million) and receivables ($5.0 million). The Company does not consider this acquisition to be material to its consolidated results of operations and is therefore not presenting actual or pro forma financial information.

4.     ACQUISITIONS AND DISPOSITIONS

  Divestitures of IDP-111 and 5-FU

  In connection with the acquisition of Dermik, the Company was required by the FTC to divest 1% clindamycin and 5% benzoyl peroxide gel ("IDP-111"), a generic version of BenzaClin®, and 5% fluorouracil cream ("5-FU"), an authorized generic of Efudex®.

  On February 3, 2012, the Company sold the IDP-111 and 5-FU products. In the fourth quarter of 2011, the Company recognized $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell. The adjusted carrying values of $54.4 million and $14.8 million for IDP-111 and 5-FU, respectively, were classified as Assets held for sale on the consolidated balance sheet as of December 31, 2011 and were included within the U.S. Dermatology reporting segment. IDP-111 and 5-FU were considered non-core products with respect to the Company's business strategy, which contemplates, on an ongoing basis, the selective purchase and sale of products and assets with a focus on core geographies and therapeutic classes. The Company, therefore, considers the sale or the out-license of non-core products to

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

4.     ACQUISITIONS AND DISPOSITIONS (Continued)

  be part of its ongoing major and central operations. Accordingly, proceeds on the sale of non-core products are recognized as alliance revenue, with the associated costs, including the carrying amount of related assets, recorded as cost of alliance revenue. In connection with the sale of the IDP-111 and 5-FU, the Company recognized $66.3 million of cash proceeds as alliance revenue in the first quarter of 2012 and expensed the carrying amounts of the IDP-111 and 5-FU assets of $69.2 million, in the aggregate, as cost of alliance revenue. The cash proceeds from this transaction are classified within investing activities in the consolidated statements of cash flows.

  Cloderm®

  On March 31, 2011, the Company out-licensed the product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy's Laboratories, in exchange for a $36.0 million upfront payment, which was received in early April 2011, and future royalty payments. The Cloderm® product rights intangible asset was recorded at a fair value of $31.8 million as of the Merger Date, and had a remaining unamortized carrying value of $30.7 million at March 31, 2011. Cloderm® was considered a non-core product with respect to the Company's business strategy. Accordingly, the Company recognized the upfront payment as alliance revenue in the first quarter of 2011 and expensed the carrying amount of the Cloderm® intangible assets as cost of alliance revenue. The Company recognizes the royalty payments as alliance revenue as they are earned.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

5.     RESTRUCTURING, INTEGRATION AND OTHER COSTS

  The Company has largely completed measures to integrate the operations of Biovail and Valeant, capture operating synergies and generate cost savings across the Company. In connection with these cost-rationalization and integration initiatives, the Company has incurred costs including: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who were terminated as a result of the Merger; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with the Company's research and development model; costs to consolidate or close facilities and relocate employees, asset impairments charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs.

  The following table summarizes the major components of costs incurred in connection with these initiatives through March 31, 2012:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs		Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)

Balance, December 31, 2011	2,158	681	—	10,314	13,153
Costs incurred and charged to expense	1,586	—	—	12,334	13,920
Cash payments	(3,288)	—	—	(22,572)	(25,860)
Non-cash adjustments	442	(681)	—	378	139

Balance, March 31, 2012	$898	$—	$—	$454	$1,352

  Facility closure costs incurred in the three-month period ended March 31, 2012 primarily included an incremental $10.2 million charge for the remaining operating lease obligations related to our vacated Mississauga, Ontario corporate office facility.

  In addition to costs associated with the Company's Merger-related initiatives, in the first quarter of 2012, the Company incurred an additional $48.4 million of other restructuring, integration-related and other costs, including $18.2 million of severance costs, and made payments of $41.4 million. These costs were primarily related to the acquisitions of Dermik, Ortho Dermatologics, Afexa, iNova, Sanitas and PharmaSwiss, the consolidation of the Company's manufacturing facilities in Brazil, and worldwide systems integration initiatives.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

6.     FAIR VALUE MEASUREMENTS

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

  The following fair value hierarchy table presents the components of the Company's financial assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012				As of December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$171,970	$171,970	$—	$—	$27,711	$27,711	$—	$—
Available-for-sale equity securities	—	—	—	—	3,364	3,364	—	—
Available-for-sale debt securities:
Corporate bonds	1,049	1,049	—	—	2,974	2,974	—	—

Total financial assets	$173,019	$173,019	$—	$—	$34,049	$34,049	$—	$—

Cash equivalents	$171,970	$171,970	$—	$—	$27,711	$27,711	$—	$—
Marketable securities	1,049	1,049	—	—	6,338	6,338	—	—

Total financial assets	$173,019	$173,019	$—	$—	$34,049	$34,049	$—	$—

Liabilities:
Acquisition-related contingent consideration	$(421,333)	$—	$—	$(421,333)	$(420,084)	$—	$—	$(420,084)

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

  There were no transfers between Level 1 and Level 2 during the three-month period ended March 31, 2012.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

6.     FAIR VALUE MEASUREMENTS (Continued)

  Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

  The fair value measurement of contingent consideration obligations arising from business combinations is determined using unobservable (Level 3) inputs. These inputs include (i) the estimated amount and timing of projected cash flows; (ii) the probability of the achievement of the factor(s) on which the contingency is based; and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

  The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2012:

	January 1, 2012	Issuances(a)	Payments(b)	Unrealized Loss(c)	Foreign Exchange(d)	Transfers Into Level 3	Transfers Out of Level 3	March 31, 2012
Acquisition-related contingent consideration	$(420,084)	$(17,744)	$27,500	$(9,839)	$(1,166)	$—	$—	$(421,333)

(a)
Relates to the Gerot Lannach and Eyetech acquisitions as described above in note 3.

(b)
Relates to payments of acquisition-related contingent consideration related to Elidel®/Xerese®.

(c)
Recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income. The balance is primarily driven by fair value adjustments of $6.9 million related to the Elidel®/Xerese® license agreement entered into in June 2011 and $2.2 million related to the iNova acquisition described above in note 3.

(d)
Included in Foreign exchange and other in the consolidated statements of (loss) income.

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

  There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the three-month period ended March 31, 2012.

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarizes the estimated fair values of the Company's financial instruments as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$171,970	$171,970	$27,711	$27,711
Marketable securities	1,049	1,049	6,338	6,338
Long-term debt (as described in note 10)(a)	(6,996,075)	(7,133,755)	(6,651,011)	(6,732,568)

(a)
Fair value measurement of long-term debt was estimated using the quoted market prices for the same issues and other pertinent information available to management (Level 1).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  The following table summarizes the Company's marketable securities by major security type as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012				As of December 31, 2011
			Gross Unrealized				Gross Unrealized
	Cost Basis	Fair Value			Cost Basis	Fair Value
			Gains	Losses			Gains	Losses
Corporate bonds	$1,062	$1,049	$—	$(13)	$2,983	$2,974	$—	$(9)
Equity securities	—	—	—	—	1,730	3,364	1,634	—

	$1,062	$1,049	$—	$(13)	$4,713	$6,338	$1,634	$(9)

  All marketable debt securities held as of March 31, 2012 mature within one year. Gross gains and losses realized on the sale of marketable debt securities were not material in the three-month periods ended March 31, 2012 and 2011.

8.     INVENTORIES

  The components of inventories as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31 2012	As of December 31 2011
Raw materials	$79,769	$63,368
Work in process	45,890	64,108
Finished goods	279,774	250,555

	405,433	378,031
Less allowance for obsolescence	(31,904)	(22,819)

	$373,529	$355,212

  In the three-month period ended March 31, 2012, cost of goods sold included $33.0 million of acquisition accounting adjustments primarily related to Dermik, iNova, Ortho Dermatologics and Afexa inventories that were sold in the period.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

9.     INTANGIBLE ASSETS AND GOODWILL

  Intangible Assets

  The major components of intangible assets as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$6,635,172	$(932,183)	$5,702,989	$6,442,371	$(737,876)	$5,704,495
Corporate brands	217,553	(14,626)	202,927	181,349	(10,630)	170,719
Product rights	1,415,268	(328,790)	1,086,478	1,302,748	(306,936)	995,812
Partner relationships	164,590	(20,889)	143,701	135,095	(15,633)	119,462
Out-licensed technology and other	184,240	(42,893)	141,347	174,873	(38,915)	135,958

Total finite-lived intangible assets	8,616,823	(1,339,381)	7,277,442	8,236,436	(1,109,990)	7,126,446

Indefinite-lived intangible assets:
Acquired IPR&D	531,372	—	531,372	531,352	—	531,352

	$9,148,195	$(1,339,381)	$7,808,814	$8,767,788	$(1,109,990)	$7,657,798

  The increase in intangible assets primarily reflects the acquisition of Gerot Lannach and Probiotica identifiable intangible assets (as described in note 3).

  For the three-month periods ended March 31, 2012 and 2011, amortization expense related to intangible assets was recorded as follows:

	Three Months Ended March 31
	2012	2011
Alliance and royalty revenue	$—	$268
Cost of goods sold	2,026	2,026
Amortization expense	200,643	112,043

	$202,669	$114,337

  The increase in amortization expense in the three-month period ended March 31, 2012 primarily reflected the amortization of ezogabine/retigabine which was reclassified from IPR&D to a finite-lived intangible asset in December 2011 and the amortization of the acquired identifiable intangible assets from the acquisitions of iNova, Dermik, Ortho Dermatologics, Sanitas and PharmaSwiss, as well as the license agreement for Elidel®/Xerese®.

  Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$825,622	$831,278	$821,745	$802,754	$802,521

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

9.     INTANGIBLE ASSETS AND GOODWILL (Continued)

  Goodwill

  The changes in the carrying amount of goodwill in the three-month period ended March 31, 2012 were as follows:

	U.S. Dermatology	U.S. Neurology and Other	Canada and Australia	Emerging Markets	Total
Balance, January 1, 2012(a)	$491,651	$1,542,203	$498,198	$1,066,734	$3,598,786
Additions(b)	1,479	—	—	54,843	56,322
Adjustments(c)	—	—	13,209	—	13,209
Foreign exchange and other	—	—	9,708	52,254	61,962

Balance, March 31, 2012	$493,130	$1,542,203	$521,115	$1,173,831	$3,730,279

(a)
Effective in the first quarter of 2012, the Company has four reportable segments: U.S. Dermatology, U.S. Neurology and Other, Canada and Australia and Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. For further details, see note 18 titled "SEGMENT INFORMATION".

(b)
Relates to the Gerot Lannach, Probiotica and Eyetech acquisitions (as described in note 3).

(c)
Reflects the impact of measurement period adjustments related to the iNova and Afexa acquisitions (as described in note 3).

  As described in note 3, the allocation of the goodwill balance associated with the Gerot Lannach, Probiotica, iNova, Dermik, Ortho Dermatologics, Afexa and Sanitas acquisitions is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

  A summary of the Company's consolidated short-term borrowings and long-term debt as of March 31, 2012 and December 31, 2011 is outlined in the table below:

	Maturity Date	As of March 31 2012	As of December 31 2011
Short-term borrowings
Brazil Uncommitted Line of Credit(a)	August 2012	$7,364	$—

Long-term debt
Revolving Credit Facility(b)	April 2016	$—	$220,000
Term Loan A Facility(b)	April 2016	2,159,993	2,185,520
Term Loan B Facility(b)	February 2019	590,815	—
Senior Notes:
6.50%	July 2016	915,500	915,500
6.75%	October 2017	498,038	497,949
6.875%	December 2018	938,601	938,376
7.00%	October 2020	686,336	686,228
6.75%	August 2021	650,000	650,000
7.25%	July 2022	540,654	540,427
5.375% Convertible Notes(c)	August 2014	16,138	17,011

		6,996,075	6,651,011
Less current portion		(145,062)	(111,250)

Total long-term debt		$6,851,013	$6,539,761

(a)
Short-term borrowings under uncommitted line of credit have been included in Accrued liabilities and other current liabilities on the consolidated balance sheets.

(b)
On February 13, 2012, the Company and certain of its subsidiaries amended and restated the credit agreement to provide for a facility of up to $3.1 billion and amend certain other provisions.

(c)
Refer to note 11 — Securities Repurchase Program.

  The total fair value of the Company's long-term debt, with carrying values of approximately $7.0 billion and $6.7 billion at March 31, 2012 and December 31, 2011, was $7.1 billion and $6.7 billion, respectively. The fair value of the Company's long-term debt is estimated using the quoted market prices for the same issues and other pertinent information available to management as of the end of the respective periods.

  Brazil Uncommitted Line of Credit

  On February 29, 2012, the Company's subsidiary in Brazil entered into an uncommitted unsecured line of credit with a financial institution with total availability of R$16.0 million ($8.8 million at March 31, 2012). This uncommitted unsecured line of credit expires on August 27, 2012 and bears an interest rate of the Interbank Deposit Certificate Rate plus 0.23% per month. As of March 31, 2012, the Company had $7.4 million of borrowings under this line of credit, with $1.4 million of remaining availability. The effective interest rate on the drawn borrowings was approximately 1.0% per month.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

  Senior Secured Credit Facilities

  On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement") with a syndicate of financial institutions and investors. The Credit Agreement provides for a $275 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the "Revolving Credit Facility"), a $2.225 billion senior secured term loan A facility (the "Term Loan A Facility"), which includes a $500 million delayed draw term loan facility (the "Delayed Draw Facility") and $500 million of incremental term loans (the "Incremental Term Loans"), and a $600 million senior secured tranche B term loan facility (the "Term Loan B Facility" and, together with the Revolving Credit Facility and the Term Loan A Facility, the "Senior Secured Credit Facilities"). The Revolving Credit Facility matures on April 20, 2016 and does not amortize. The Term Loan A Facility matures on April 20, 2016 and began amortizing quarterly on March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20% annually commencing March 31, 2014, payable in quarterly installments. The Term Loan B Facility matures on February 13, 2019 and amortizes quarterly commencing June 30, 2012 at an annual rate of 1.0%.

  As of March 31, 2012, $2,160.0 million in term loans was outstanding under the Term Loan A Facility, $590.8 million in term loans was outstanding under the Term Loan B Facility and the Company had no outstanding borrowings under the Revolving Credit Facility.

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

  Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the Company's option either (a) a base rate determined by reference to the higher of (1) the rate of interest quoted in the print edition of The Wall Street Journal, Money Rates Section, as the Prime Rate (currently defined as the base rate on corporate loans posted by at least 75% of the nation's 30 largest banks) and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the Senior Secured Credit Facilities was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. The LIBO rate in respect of the Term Loan B Facility shall at no time be less than 1%. Interest rates are subject to increase or decrease quarterly based on leverage ratios. As of March 31, 2012, the effective rate of interest on the Company's borrowings under the Revolving Credit Facility, the Term Loan A Facility and the Term Loan B Facility was 4.1%, 3.4%, and 3.8% per annum, respectively.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

  Subject to certain exceptions and customary baskets set forth in the Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from (a) 100% of net cash proceeds from asset sales outside the ordinary course of business (subject to reinvestment rights), (b) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (c) 50% of the net cash proceeds from the issuance of equity securities subject to decrease based on leverage ratios, (d) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as defined in the Credit Agreement) and (e) 50% of Consolidated Excess Cash Flow (as defined in the Credit Agreement) subject to decrease based on leverage ratios.

  The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans. Except for repayments of outstanding loans under the Term Loan B Facility in connection with certain refinancings on or prior to February 13, 2013, the Company is permitted to voluntarily repay outstanding loans under the Term Loan A Facility and the Term Loan B Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBO rate loans. Repayments of outstanding loans under the Term Loan B Facility in connection with certain refinancings on or prior to February 13, 2013 require a prepayment premium of 1% of such loans prepaid.

  The Company's obligations and the obligations of the guarantors under the Senior Secured Credit Facilities and certain hedging arrangements and cash management arrangements entered into with lenders under the Senior Secured Credit Facilities (or affiliates thereof) are secured by first-priority security interests in substantially all tangible and intangible assets of Valeant and the guarantors, including 100% of the capital stock of Valeant and each domestic subsidiary of Valeant, 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or a guarantor that is a subsidiary of Valeant, and 100% of the capital stock of each other material subsidiary of the Company (other than Valeant's subsidiaries), in each case subject to certain exclusions set forth in the credit documentation governing the Senior Secured Credit Facilities.

  The Senior Secured Credit Facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company's ability and the ability of its subsidiaries to: incur additional indebtedness; create liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, amalgamate or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; engage in transactions with affiliates; enter into new lines of business; and enter into amendments of or waivers under subordinated indebtedness, organizational documents and certain other material agreements.

  The Credit Agreement requires that the Company maintain a secured leverage ratio not to exceed 2.50 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending March 31, 2012. The Credit Agreement requires that the Company maintain an interest coverage ratio of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Senior Secured Credit Facilities. As of March 31, 2012, the Company was in compliance with all covenants associated with the Senior Secured Credit Facilities.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   SECURITIES REPURCHASE PROGRAM

  On November 4, 2010, the Company announced that its board of directors had approved a securities repurchase program, pursuant to which the Company could make purchases of its common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company's financing agreements and applicable law. On August 29, 2011, the Company announced that its board of directors had approved an increase of $300.0 million under its securities repurchase program (the "Securities Repurchase Program"). As a result, under the Securities Repurchase Program, the Company was able to repurchase up to $1.8 billion of its convertible notes, senior notes, common shares and/or other notes or shares that may be issued prior to the completion of the program. The Securities Repurchase Program terminated on November 7, 2011.

  On November 3, 2011, the Company announced that its board of directors had approved a new securities repurchase program (the "New Securities Repurchase Program"). Under the New Securities Repurchase Program, which commenced on November 8, 2011, the Company may make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company's financing agreements and applicable law. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as the Company completes its purchases. The amount of securities to be purchased and the timing of purchases under the New Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements and applicable law. The securities to be repurchased will be funded using the Company's cash resources.

  Repurchase of 5.375% Convertible Notes

  In the three-month period ended March 31, 2012, under the New Securities Repurchase Program, the Company repurchased $1.1 million principal amount of the 5.375% senior convertible notes due 2014 (the "5.375% Convertible Notes") for a purchase price of $4.0 million. The carrying amount of the 5.375% Convertible Notes purchased was $1.0 million (net of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $1.1 million. The difference of $0.1 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $2.9 million between the estimated fair value of $1.1 million and the purchase price of $4.0 million resulted in charges to additional paid-in capital and accumulated deficit of $0.2 million and $2.7 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $0.1 million, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities. The remaining portion of the payment of $3.9 million is presented in the consolidated statement of cash flows as an outflow from financing activities, which includes a payment to the note holders of a $1.9 million premium above the carrying value.

  In the three-month period ended March 31, 2011, under the Securities Repurchase Program, the Company repurchased $52.3 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $141.5 million. The carrying amount of the 5.375% Convertible Notes purchased was $44.7 million (net of $1.5 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $53.0 million. The difference of $8.3 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $88.5 million between the estimated fair value of $53.0 million and the purchase price of $141.5 million resulted in charges to additional paid-in capital and accumulated

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

11.   SECURITIES REPURCHASE PROGRAM (Continued)

  deficit of $8.5 million and $80.0 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $2.3 million, and is presented in the consolidated statements of cash flows as payment of accreted interest in cash flows from operating activities. The remaining portion of the payment of $139.2 million is presented in the consolidated statement of cash flows as an outflow from financing activities.

  Share Repurchases

  In the three-month period ended March 31, 2012, under the New Securities Repurchase Program, the Company repurchased 2,004,952 of its common shares for an aggregate purchase price of $108.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $69.7 million was charged to the accumulated deficit. These common shares were subsequently cancelled.

  In March 2011, under the Securities Repurchase Program, the Company repurchased 7,366,419 of its common shares from ValueAct Capital Master Fund, L.P. ("ValueAct") for an aggregate purchase price of $274.8 million, negotiated at a 5.77% discount over a 20-day trading average. The excess of the purchase price over the carrying value of the common shares repurchased of $146.8 million was charged to the accumulated deficit. These common shares were subsequently cancelled. As of March 31, 2012, the Company had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the repurchase. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

  Total Repurchases

  As of March 31, 2012, the Company had repurchased approximately $270.5 million, in the aggregate, of its convertible notes, senior notes and common shares under the New Securities Repurchase Program.

  Subsequent to March 31, 2012, the Company repurchased an additional 949,466 of its common shares for cash consideration of $51.8 million.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

12.   SHARE-BASED COMPENSATION

  The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units ("RSUs") for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
Stock options(1)	$6,711	$17,650
RSUs	12,441	12,243

Stock-based compensation expense	$19,152	$29,893

Cost of goods sold(1)	$230	$435
Research and development expenses(1)	230	435
Selling, general and administrative expenses(1)	18,692	28,874
Restructuring and integration costs	—	149

Stock-based compensation expense	$19,152	$29,893

(1)
On March 9, 2011, the Company's compensation committee of the board of directors approved an equitable adjustment to all stock options outstanding as of that date for employees and directors as of such date, in connection with the post-Merger special dividend of $1.00 per common share declared on November 4, 2010 and paid on December 22, 2010. As the Company's stock option awards do not automatically adjust for dividend payments, this adjustment was treated as a modification of the terms and conditions of the outstanding options. The incremental fair value of the modified awards was determined to be $15.4 million, of which $9.2 million related to vested options, which was expensed in the first quarter of 2011 as follows: cost of goods sold ($0.2 million), selling, general and administrative expenses ($8.8 million) and research and development expenses ($0.2 million). The remaining $6.2 million is being recognized over the remaining requisite service period of the unvested options.

  In the three-month periods ended March 31, 2012 and 2011, the Company granted approximately 320,000 stock options with a weighted-average exercise price of $53.84 per option and approximately 384,000 stock options with a weighted-average exercise price of $39.38 per option, respectively. The weighted-average fair values of all stock options granted to employees in the three-month periods ended March 31, 2012 and 2011 were $18.85 and $11.71, respectively.

  In the three-month periods ended March 31, 2012 and 2011, the Company granted approximately 86,000 time-based RSUs with a weighted-average grant date fair value of $51.31 per RSU and approximately 119,000 time-based RSUs with a weighted-average grant date fair value of $39.35 per RSU, respectively.

  In the three-month period ended March 31, 2012, the Company granted approximately 151,000 performance-based RSUs with a weighted-average grant date fair value of $69.94 per RSU. The Company did not grant any performance-based RSUs during the three-month period ended March 31, 2011.

  As of March 31, 2012, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $118.2 million, in the aggregate, which will be amortized over a weighted-average period of 2.5 years.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

13.   SHAREHOLDERS' EQUITY

	Shareholders
	Common Shares
					Accumulated Other Comprehensive (Loss) Income
	Shares (000s)	Amount	Additional Paid-In Capital	Accumulated Deficit		Total Shareholders' equity
Balance, January 1, 2011	302,449	$5,251,730	$495,041	$(934,511)	$98,836	$4,911,096
Repurchase of equity component of 5.375% Convertible Notes	—	—	(8,470)	(80,040)	—	(88,510)
Common shares issued under share-based compensation plans	2,579	75,457	(53,466)	—	—	21,991
Repurchase of common shares	(7,366)	(127,910)	—	(146,841)	—	(274,751)
Share-based compensation	—	—	29,893	—	—	29,893
Employee withholding taxes related to share-based awards	—	—	12,304	(51,782)	—	(39,478)
Tax benefits from stock options exercised	—	—	23,172	—	—	23,172

	297,662	5,199,277	498,474	(1,213,174)	98,836	4,583,413

Comprehensive income:
Net income	—	—	—	6,482	—	6,482
Other comprehensive income	—	—	—	—	118,780	118,780

Total comprehensive income						125,262

Balance, March 31, 2011	297,662	$5,199,277	$498,474	$(1,206,692)	$217,616	$4,708,675

Balance, January 1, 2012	306,371	$5,963,621	$276,117	$(2,030,292)	$(202,430)	$4,007,016
Repurchase of equity component of 5.375% Convertible Notes	—	—	(180)	(2,682)	—	(2,862)
Common shares issued under share-based compensation plans	518	12,181	(7,082)	—	—	5,099
Repurchase of common shares	(2,005)	(39,027)	—	(69,697)	—	(108,724)
Share-based compensation	—	—	19,152	—	—	19,152
Employee withholding taxes related to share-based awards	—	—	(3,824)	—	—	(3,824)
Tax benefits from stock options exercised	—	—	593	—	—	593

	304,884	5,936,775	284,776	(2,102,671)	(202,430)	3,916,450

Comprehensive income:
Net loss	—	—	—	(12,921)	—	(12,921)
Other comprehensive income	—	—	—	—	172,906	172,906

Total comprehensive income						159,985

Balance, March 31, 2012	304,884	$5,936,775	$284,776	$(2,115,592)	$(29,524)	$4,076,435

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

14.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss as of March 31, 2012, were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Holding Gain (Loss) on Available- For-Sale Equity Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Debt Securities	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2012	$(205,521)	$1,634	$(204)	$2,206	$(545)	$(202,430)
Foreign currency translation adjustment	174,676	—	—	—	—	174,676
Reclassification to net loss(1)	—	(1,634)	—	—	—	(1,634)
Net unrealized holding loss on available-for-sale debt securities	—	—	(13)	—	—	(13)
Pension adjustment(2)	—	—	—	—	(123)	(123)

Balance, March 31, 2012	$(30,845)	$—	$(217)	$2,206	$(668)	$(29,524)

(1)
Included in Gain on investments, net.

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

15.   INCOME TAXES

  In the three-month period ended March 31, 2012, the Company recognized a recovery of income taxes of $0.3 million, which comprised $2.0 million related to the expected tax benefit in tax jurisdictions outside of Canada offset with a tax expense of $1.7 million related to Canadian income taxes. In the three months ended March 31, 2012, the Company's effective tax rate was primarily impacted by (i) the tax benefit of current U.S. losses, (ii) the increase in liabilities for uncertain tax positions, (iii) an adjustment of the valuation allowance specific to acquired Canadian net deferred tax liabilities, and (iv) withholding tax outside of Canada.

  The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $130.2 million as of March 31, 2012 and $128.7 million as of December 31, 2011. The Company does not record a valuation allowance against its U.S. foreign tax credits as it has determined it is more likely than not the Company will realize these deferred tax assets in the future. However, the Company continues to monitor its U.S. foreign source income and losses in the future and assess the need for a valuation allowance.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

15.   INCOME TAXES (Continued)

  As of March 31, 2012, the Company had $117.6 million of unrecognized tax benefits, which included $21.8 million relating to interest and penalties. Of the total unrecognized tax benefits, $68.3 million would reduce the Company's effective tax rate, if recognized. The Company does not expect any significant change to the above unrecognized tax benefits during the next twelve months.

  The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2012, the Company had accrued $0.4 million for interest and $0.1 million for penalties.

  Valeant is currently under examination by the Internal Revenue Service for the 2009 tax year, as well as various state tax audits for years 2002 to 2010. The Company is currently under examination by the Canada Revenue Agency for years 2003 to 2006 and remains open to examination for years 2004 and later. Valeant is currently under examination by the Australian Tax Office for the 2010 tax year.

16.   (LOSS) EARNINGS PER SHARE

  (Loss) earnings per share for the three-month periods ended March 31, 2012 and 2011 were calculated as follows:

	Three Months Ended March 31
	2012		2011
Net (loss) income	$(12,921)		$6,482

Basic weighted-average number of common shares outstanding (000s)	307,776		303,749
Dilutive effect of stock options and RSUs (000s)	—	(a)	8,427
Dilutive effect of convertible debt (000s)	—	(a)	20,724

Diluted weighted-average number of common shares outstanding (000s)	307,776		332,900

Basic and diluted (loss) earnings per share	$(0.04)		$0.02

(a)
In the three-month period ended March 31, 2012, all potential common shares issuable for stock options, RSUs and convertible debt were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options, RSUs and convertible debt on the weighted-average number of common shares outstanding would have been as follows:

Three Months Ended March 31 2012
Basic weighted-average number of common shares outstanding (000s)	307,776
Dilutive effect of stock options and RSUs (000s)	7,725
Dilutive effect of convertible debt (000s)	896

Diluted weighted-average number of common shares outstanding (000s)	316,397

  In the three-month periods ended March 31, 2012 and 2011, stock options to purchase approximately 702,000 and 267,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company's common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

  Antitrust

  On April 4, 2008, a direct purchaser plaintiff filed a class action antitrust complaint in the U.S. District Court for the District of Massachusetts against Biovail, GlaxoSmithKline plc, and SmithKline Beecham Inc. (the latter two of which are referred to here as "GSK") seeking damages and alleging that Biovail and GSK took actions to improperly delay U.S. Food and Drug Administration ("FDA") approval for generic forms of Wellbutrin XL®. The direct purchaser plaintiff in the Massachusetts federal court lawsuit voluntarily dismissed its complaint on May 27, 2008, and shortly thereafter re-filed a virtually identical complaint in the U.S. District Court for the Eastern District of Pennsylvania. In late May and early June 2008, additional direct and indirect purchaser class actions were also filed against Biovail and GSK in the Eastern District of Pennsylvania, all making similar allegations. These complaints have now been consolidated, resulting in a lead direct purchaser and a lead indirect purchaser action.

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

  Plaintiffs filed motions for class certification. The Company and GSK opposed the motions. The Court held a hearing on direct purchaser plaintiffs' class certification motion on April 5, 2011, and on indirect purchaser plaintiffs' class certification motion on April 29, 2011 and May 27, 2011. The Court granted in part and denied in part the direct purchaser plaintiffs' motion on August 11, 2011. The Court certified a class consisting of all persons or entities in the United States and its territories who purchased Wellbutrin XL ® directly from any of the defendants at any time during the period of November 14, 2005 through August 31, 2009. Excluded from the class are defendants and their officers, directors, management, employees, parents, subsidiaries, and affiliates, and federal government entities. Further excluded from the class are persons or entities who have not purchased generic versions of Wellbutrin XL® during the class period after the introduction of generic versions of Wellbutrin XL®. Defendants petitioned the Third Circuit for immediate appellate review of this order pursuant to Federal Rule of Civil Procedure 23(f), but the Third Circuit denied the request without comment. The order remains appealable at the conclusion of the district court proceedings.

  The Court granted in part and denied in part the indirect purchaser plaintiffs' motion on August 12, 2011. The defendants have moved the district court to reconsider certain aspects of this order, which motion is pending.

  Discovery has concluded and motions for summary judgment have been filed by the Defendants. The summary judgment hearing took place on March 21, 2012 and a decision is pending.

  The Company believes that each of these complaints lacks merit and that the Company's challenged actions complied with all applicable laws and regulations, including federal and state antitrust laws, FDA regulations, U.S. patent law and the Hatch-Waxman Act.

  Intellectual Property

  On January 18, 2010, a Canadian Federal Court judge presiding over Biovail and Depomed, Inc. ("Depomed") v. Apotex Inc. ("Apotex") et al. issued a decision in a proceeding pursuant to the Patented Medicines (Notice of Compliance) ("PMNOC") Regulations in Canada to determine whether Apotex's allegations that a Depomed patent was invalid and/or not infringed was justified. This proceeding related to

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

17.   LEGAL PROCEEDINGS (Continued)

  a Canadian application filed by Apotex to market a generic version of the 500 mg formulation of Glumetza® (extended release metformin hydrochloride tablets) licensed in Canada by Depomed to Biovail Laboratories International SRL, now known as Valeant International (Barbados) SRL ("VIB"). Pursuant to the decision issued by the Court, Health Canada can authorize Apotex to market in Canada its generic version of the 500mg formulation of Glumetza®. The decision, which was amended on January 20, 2010, found under Canadian law that Apotex's allegation was justified that the Depomed Canadian patent at issue in the matter (No. 2,290,624) (the "624 Patent") is obvious. The judge found that the evidence presented by the parties was "evenly balanced" as to obviousness. The judge found in favor of Biovail and Depomed as to all other issues related to the '624 Patent under Canadian law. Apotex was authorized by Health Canada on February 4, 2010 to market its generic version of 500 mg Glumetza® in Canada. This decision, however, did not find the patent invalid and did not preclude the filing of a subsequent patent infringement suit against Apotex. Biovail and Depomed commenced action for patent infringement against Apotex in Canadian Federal Court on February 8, 2010. Pleadings have now closed, but no further steps have been taken.

  On or about June 24, 2010, Biovail and VIB received a Notice of Allegation from Mylan Pharmaceuticals ULC ("Mylan") with respect to Bupropion Hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Biovail as Wellbutrin® XL. The patents in issue were Canadian Patent Nos. 2,142,320, 2,168,364 and 2,524,300. Mylan alleged that its generic form of Wellbutrin® XL did not infringe the patents and, alternatively, that the patents were invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Mylan was issued in the Federal Court on August 6, 2010, relating to Canadian Patent Nos. 2,524,300 and 2,168,364 (the "PMNOC Proceeding"). Mylan subsequently withdrew its allegations of invalidity. The parties exchanged evidence and cross-examinations were held. In May 2011, Mylan filed a Statement of Claim in the Federal Court of Canada against the Company, VIB and Valeant Canada seeking to impeach Canadian Patent No. 2,524,300. The parties agreed to discontinue this action, without costs, and a notice of discontinuance was filed with the Federal Court of Canada on August 12, 2011. On September 12, 2011, Mylan filed a Statement of Claim in the Federal Court of Canada against the Company, VIB and Valeant Canada seeking to impeach Canadian Patent No. 2,168,364. The parties agreed to stay this action pending resolution of the PMNOC Proceeding. In April 2012, the Company, VIB, Valeant Canada and Mylan entered into a settlement agreement with respect to the PMNOC Proceeding and the remaining impeachment proceeding, which resulted in a dismissal of the remaining impeachment proceeding and a stay of the PMNOC Proceeding until certain events occur.

  On or about January 5, 2010, VIB received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida ("Watson"), related to Watson's ANDA filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which correspond to the Company's Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA's Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA's Orange Book after Watson's initial certification. Watson has alleged these patents are invalid or not infringed. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson's ANDA. The Delaware action has been dismissed without prejudice and the litigation is proceeding in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

17.   LEGAL PROCEEDINGS (Continued)

  expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions have been consolidated into the first-filed case before the same judge. In the course of discovery the issues have been narrowed and only five of the patents remain in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011 and closing arguments were heard in September 2011. A judgment in this matter was issued on November 8, 2011. The Court found that Watson had failed to prove that VIB's patents at suit were invalid and granted judgment in favor of VIB. Watson is appealing the judgment and the appeal is proceeding in the ordinary course.

  On or after December 12, 2011, a Notice of Paragraph IV Certification, dated December 7, 2011, was received from Spear Pharmaceuticals, Inc. ("Spear"), related to Spear's ANDA filing for fluorouracil topical cream, 0.5%, which corresponds to the Company's Carac® product. Spear has asserted that U.S. Patent No. 6,670,335 (the "335 Patent"), which is listed in the FDA's Orange Book for Carac®, is not infringed by the filing of Spear's ANDA or the manufacture, use, offer for sale, sale or importation of Spear's product in the U.S. VIB (as exclusive licensee of the '335 Patent) and AP Pharma, Inc. (as owner of the '335 Patent) filed suit pursuant to the Hatch-Waxman Act against Spear on January 25, 2012, in the U.S. District Court for the Middle District of Florida, thereby triggering a stay of the approval of Spear's ANDA of up to 30 months during the pendency of the litigation. This matter is proceeding in the ordinary course.

  On or about March 20, 2012, a Notice of Paragraph IV Certification was received from Sandoz Inc. ("Sandoz"), related to Sandoz's ANDA filing for bupropion hydrobromide extended release tablets, 348 mg, which corresponds to the Company's Aplenzin® ER tablets. Sandoz has asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935, 7,585,897, 7,645,802, 7,649,019, 7,662,407 and 7,671,094, which are listed in the FDA's Orange Book for Aplenzin® Extended Release (ER) tablets, are invalid, unenforceable, and/or will not be infringed by the manufacture, use, importation, sale or offer for sale of Sandoz's product in the U.S. VIB filed suit against Sandoz on April 30, 2012 asserting infringement of the Orange Book listed patents and U.S. Patent No. 7,553,992 in the U.S. District Court for the District of Delaware, thereby triggering pursuant to the Hatch-Waxman Act, a stay of the approval of Sandoz's ANDA of up to 30 months during the pendency of the litigation. This matter is expected to proceed in the ordinary course.

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

17.   LEGAL PROCEEDINGS (Continued)

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

  On December 15, 2009, Biovail was served with a Seventh Amended Complaint under the False Claims Act in an action captioned United States of America, ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, et al., United States District Court, District of Massachusetts. This case was originally filed in 2002 and maintained under seal until shortly before Biovail was served. Twenty other companies are named as defendants. In the Seventh Amended Complaint, Conrad alleges that various formulations of Rondec, a product formerly owned by Biovail, were not properly approved by the FDA and therefore not a "Covered Outpatient Drug" within the meaning of the Medicaid Rebate Statute. As such, Conrad alleges that Rondec was not eligible for reimbursement by federal healthcare programs, including Medicaid. Conrad seeks treble damages and civil penalties under the False Claims Act. Motions to dismiss have been brought by the defendants. Briefing on these motions concluded on March 30, 2012. A hearing date has not been set.

  On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and Afexa. The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to all residents of British Columbia who purchased the product during the applicable period and that the class has suffered damages as a result. The Company denies the allegations being made and intends to defend this matter.

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

18.   SEGMENT INFORMATION

  Reportable Segments

  As a result of the acquisition of iNova in December 2011, the Company operates in five new territories: Malaysia, Philippines, Singapore, Hong Kong and South Africa, with a distribution business in Thailand, Taiwan and some sub-Saharan Africa markets. iNova also distributes through partners in China, Korea and Japan. Consequently, the Company's Chief Executive Officer, who is the Company's Chief Operating

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

18.   SEGMENT INFORMATION (Continued)

  Decision Maker ("CODM") has begun to manage the business differently, which has necessitated a realignment of the segment structure, effective in the first quarter of 2012. Pursuant to this change, the Company now has four reportable segments: (i) U.S. Dermatology, (ii) U.S. Neurology and Other, (iii) Canada and Australia and (iv) Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. The following is a brief description of the Company's segments:

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

  •
  Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Europe (Poland, Serbia, Hungary, Croatia and Russia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), South East Asia and South Africa.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

18.   SEGMENT INFORMATION (Continued)

  Segment Revenues and Profit

  Segment revenues and profit for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31
	2012	2011
Revenues:
U.S. Dermatology(1)	$292,217	$154,191
U.S. Neurology and Other	187,708	208,115
Canada and Australia(2)	132,569	70,244
Emerging Markets(3)	243,609	132,476

Total revenues	856,103	565,026

Segment profit (loss):
U.S. Dermatology(4)	88,026	34,576
U.S. Neurology and Other	52,558	99,741
Canada and Australia(5)	14,917	20,922
Emerging Markets(6)	23,189	(559)

Total segment profit	178,690	154,680

Corporate(7)	(34,358)	(58,105)
Restructuring, integration and other costs	(62,337)	(17,539)
Acquired IPR&D	—	(2,000)
Acquisition-related costs	(7,505)	(1,507)
Legal settlements	(3,155)	(400)
Acquisition-related contingent consideration	(9,839)	(386)

Operating income	61,496	74,743
Interest income	1,123	803
Interest expense	(102,025)	(68,751)
Loss on extinguishment of debt	(133)	(8,262)
Foreign exchange and other	24,299	2,807
Gain on investments, net	2,059	1,769

(Loss) income before recovery of income taxes	$(13,181)	$3,109

(1)
U.S. Dermatology segment revenues in the three-month period ended March 31, 2012 reflect incremental revenues from Dermik, Ortho Dermatologics and Elidel®/Xerese® products and services of $96.0 million, in the aggregate.

(2)
Canada and Australia segment revenues in the three-month period ended March 31, 2012 reflect incremental revenues from iNova, Dermik and Afexa products and services of $50.3 million, in the aggregate.

(3)
Emerging Markets segment revenues in the three-month period ended March 31, 2012 reflect revenues from PharmaSwiss, Sanitas, iNova, Probiotica, Dermik and Gerot Lannach products and services of $128.9 million, in the aggregate. Emerging Markets segment revenues in the three-month period ended March 31, 2011 reflect revenues from PharmaSwiss products and services of $16.2 million.

(4)
U.S. Dermatology segment profit in the three-month period ended March 31, 2012 reflects the addition of Dermik operations, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $5.7 million and $10.4 million, respectively. U.S. Dermatology segment profit in the three-month period

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

18.   SEGMENT INFORMATION (Continued)

  ended March 31, 2012 also reflects the addition of Ortho Dermatologics operations, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $3.3 million and $9.8 million, respectively.

(5)
Canada and Australia segment profit in the three-month period ended March 31, 2012 reflects the addition of Afexa operations, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $2.4 million and $1.7 million, respectively. Canada and Australia segment profit in the three-month period ended March 31, 2012 also reflects the addition of iNova operations, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $11.1 million and $8.3 million, respectively. In addition, Canada and Australia segment profit in the three-month period ended March 31, 2012 reflects the addition of Dermik operations, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $10.0 million and $2.4 million, respectively.

(6)
Emerging Markets segment profit in the three-month periods ended March 31, 2012 and 2011 reflects the addition of PharmaSwiss operations, including the impact of acquisition accounting adjustments related to the fair value adjustments to identifiable intangible assets of $7.6 million and the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $5.1 million, respectively. Emerging Markets segment profit also reflects the addition of Sanitas and iNova operations, including the impact of acquisition accounting adjustments related to the fair value adjustments to identifiable intangible assets of $7.6 million and $6.3 million, respectively, in the three-month period ended March 31, 2012.

(7)
Corporate reflects non-restructuring-related share-based compensation expense of $19.2 million and $29.7 million in the three-month periods ended March 31, 2012 and 2011, respectively.

  Segment Assets

        Total assets by segment as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31 2012	As of December 31 2011
Assets:
U.S. Dermatology	$3,041,252	$3,077,119
U.S. Neurology and Other	4,271,010	4,436,463
Canada and Australia	1,626,030	1,611,999
Emerging Markets(1)	3,879,790	3,349,821

	12,818,082	12,475,402
Corporate	801,652	666,311

Total assets	$13,619,734	$13,141,713

(1)
Emerging Markets segment assets as of March 31, 2012 reflect the provisional amounts of identifiable intangible assets and goodwill of Gerot Lannach of $169.3 million and $9.7 million, respectively. Emerging Markets segment assets as of March 31, 2012 also reflect the amounts of identifiable intangible assets and goodwill of Probiotica of $37.9 million and $45.1 million, respectively.

19.   SUBSEQUENT EVENTS AND PENDING ACQUISITIONS

  University Medical Pharmaceuticals Corp.

  On May 2, 2012, the Company entered into an agreement to acquire certain assets from University Medical Pharmaceuticals Corp. ("University Medical"), a specialty pharmaceutical company focused on skincare products, for approximately $64.0 million plus potential future milestones. University Medical's main brand

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

19.   SUBSEQUENT EVENTS AND PENDING ACQUISITIONS (Continued)

  is AcneFree, a retail OTC acne treatment. The transaction is subject to certain closing conditions and is expected to close by mid-year 2012.

  Atlantis Pharma

  On May 2, 2012, the Company acquired certain assets from Atlantis Pharma ("Atlantis"), a branded generics pharmaceutical company located in Mexico, for approximately $71.0 million. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

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

  Pedinol Pharmacal, Inc.

  On April 11, 2012, the Company acquired Pedinol Pharmacal, Inc., a podiatry-focused, privately-owned specialty pharmaceutical company based in the U.S., for an up-front purchase price of $21.5 million.

  Natur Produkt International, JSC

  On March 26, 2012, the Company entered into an agreement to acquire Natur Produkt International, JSC ("Natur Produkt"), a specialty pharmaceutical company in Russia, for approximately $180.0 million, with an additional $5.0 million in potential future milestones. Natur Produkt's key brand products include AntiGrippin®, Anti Angin®, Sage and Eucaplyptus MA. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close by mid-year 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for the interim period ended March 31, 2012 (the "unaudited consolidated financial statements"). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K").

        Additional information relating to the Company, including the 2011 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the "SEC") website at www.sec.gov.

        Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of May 4, 2012.

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

BUSINESS DEVELOPMENT

        Our strategy is to focus the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies. We have completed several transactions to expand our product portfolio including, among others, the following acquisitions and dispositions in 2012:

  •
  On May 2, 2012, we acquired certain assets from Atlantis Pharma ("Atlantis"), a branded generics pharmaceutical company located in Mexico, for approximately $71.0 million. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

  •
  On April 11, 2012, we acquired Pedinol Pharmacal, Inc., a podiatry-focused, privately-owned specialty pharmaceutical company based in the U.S., for an up-front purchase price of $21.5 million.

  •
  On March 13, 2012, we acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. We made an upfront payment of $164.0 million (€125.0 million), and we may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. As of March 31, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The total fair value of the consideration transferred of $180.8 million is comprised primarily of identifiable intangible assets ($169.3 million) and goodwill ($9.7 million). Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach's largest product is acetylsalicylic acid, a low dose aspirin. As part of the transaction, we also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products.

  •
  In connection with the acquisition of Dermik in 2011, we were required by the Federal Trade Commission to divest 1% clindamycin and 5% benzoyl peroxide gel ("IDP-111"), a generic version of BenzaClin®, and 5% fluorouracil cream ("5-FU"), an authorized generic of Efudex®. The divestiture of these products was completed on February 3, 2012. In the fourth quarter of 2011, we recognized $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell. The adjusted carrying values of $54.4 million and $14.8 million for IDP-111 and 5-FU, respectively, were classified as Assets held for sale on our consolidated balance sheet as of December 31, 2011 and were included within the U.S. Dermatology reporting segment. IDP-111 and 5-FU were considered non-core products with respect to our business strategy, which contemplates, on an ongoing basis, the selective purchase and sale of products and assets with a focus on core geographies and therapeutic classes. We, therefore, consider the sale or the out-license of non-core products to be part of our ongoing major and central operations. Accordingly, proceeds on the sale of non-core products are recognized as alliance revenue, with the associated costs, including the carrying amount of related assets, recorded as cost of alliance revenue. In connection with the sale of IDP-111 and 5-FU, we recognized $66.3 million of cash proceeds as alliance revenue in the first quarter of 2012 and expensed the carrying amounts of the IDP-111 and 5-FU assets of $69.2 million, in the aggregate, as cost of alliance revenue. The cash proceeds from this transaction are classified within investing activities in our consolidated statements of cash flows.

  •
  On February 1, 2012, we acquired Probiotica Laboratorios Ltda. ("Probiotica"), which markets OTC sports nutrition products and other food supplements in Brazil, for an upfront payment of $85.9 million (R$150.0 million), as well as a working capital adjustment of $4.7 million (R$8.1 million). The total fair value of the consideration transferred of $90.6 million is comprised primarily of goodwill ($45.1 million) and identifiable intangible assets ($37.9 million).

        In addition, we have entered into the following business transactions, which are expected to be completed by mid-year 2012:

  •
  On May 2, 2012, we entered into an agreement to acquire certain assets from University Medical Pharmaceuticals Corp. ("University Medical"), a specialty pharmaceutical company focused on skincare products, for approximately $64.0 million plus potential future milestones. University Medical's main brand is AcneFree, a retail OTC acne treatment. The transaction is subject to certain closing conditions.

  •
  On March 26, 2012, we entered into an agreement to acquire Natur Produkt International, JSC ("Natur Produkt"), a specialty pharmaceutical company in Russia, for approximately $180.0 million, with an additional $5.0 million in potential future milestones. Natur Produkt's key brand products include AntiGrippin®, Anti Angin®, Sage and Eucaplyptus MA. The transaction is subject to certain closing conditions and regulatory approvals.

MERGER-RELATED COST-RATIONALIZATION AND INTEGRATION INITIATIVES

        The complementary nature of the Biovail and Valeant businesses has provided an opportunity to capture significant operating synergies from reductions in research and development, general and administrative expenses, and sales and marketing. In total, we have realized approximately $350 million of annual cost synergies as of March 31, 2012. This amount does not include potential revenue synergies or the benefits of expanding the Biovail corporate structure to Valeant's operations.

        We estimate that we will incur total costs in the range of up to $200 million (of which the non-cash component, including share-based compensation, is expected to be approximately $55 million) in connection with these cost-rationalization and integration initiatives, of which $195.7 million has been incurred as of March 31, 2012. These costs include: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who were terminated as a result of Merger; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees, asset impairment charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs.

        The following table summarizes the major components of costs incurred in connection with these initiatives through March 31, 2012:

	Employee Termination Costs
				Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation	IPR&D Termination Costs		Total
($ in 000s)	$	$	$	$	$
Balance, January 1, 2010	—	—	—	—	—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)

Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)

Balance, December 31, 2011	2,158	681	—	10,314	13,153
Costs incurred and charged to expense	1,586	—	—	12,334	13,920
Cash payments	(3,288)	—	—	(22,572)	(25,860)
Non-cash adjustments	442	(681)	—	378	139

Balance, March 31, 2012	898	—	—	454	1,352

        Facility closure costs incurred in the first quarter of 2012 primarily included an incremental $10.2 million charge for the remaining operating lease obligations related to our vacated Mississauga, Ontario corporate office facility.

        In addition to costs associated with our Merger-related initiatives, in the first quarter of 2012, we incurred an additional $48.4 million of other restructuring, integration-related and other costs, including $18.2 million of severance costs, and made payments of $41.4 million. These costs were primarily related to the acquisitions of Dermik, Ortho Dermatologics, Afexa Life Sciences Inc. ("Afexa"), iNova, AB Sanitas ("Sanitas") and PharmaSwiss S.A. ("PharmaSwiss"), the consolidation of our manufacturing facilities in Brazil, and worldwide systems integration initiatives.

SELECTED FINANCIAL INFORMATION

        The following table provides selected financial information for the periods indicated:

	Three Months Ended March 31
	2012	2011	Change
($ in 000s, except per share data)	$	$	$	%
Revenues	856,103	565,026	291,077	52
Operating expenses	794,607	490,283	304,324	62
Net (loss) income	(12,921)	6,482	(19,403)	NM
Basic and diluted (loss) earnings per share	(0.04)	0.02	(0.06)	NM

	As of March 31 2012	As of December 31 2011	Change
	$	$	$	%
Total assets	13,619,734	13,141,713	478,021	4
Long-term debt, including current portion	6,996,075	6,651,011	345,064	5

NM — Not meaningful

Financial Performance

Changes in Revenues

        Total revenues increased $291.1 million, or 52%, to $856.1 million in the first quarter of 2012, compared with $565.0 million in the first quarter of 2011, primarily due to:

  •
  alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first quarter of 2012; and

  •
  incremental revenues of $252.6 million, in the aggregate, from the 2011 acquisitions of Dermik, iNova, PharmaSwiss, Ortho Dermatologics, Sanitas, Elidel® and Xerese® and Afexa, as well as the February 2012 acquisition of Probiotica which contributed revenue of $7.8 million in the first quarter of 2012.

  Those factors were partially offset by:

  •
  alliance revenue of $36.0 million in the first quarter of 2011 related to the out-license of the Cloderm® product rights that did not similarly occur in the first quarter of 2012, as well as a decrease of $8.5 million related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012; and

  •
  a negative foreign currency exchange impact of $16.5 million.

  The remaining increase in revenues is primarily due to growth from the existing business.

Changes in Earnings

        Net loss was $12.9 million (basic and diluted loss per share of $0.04) in the first quarter of 2012, compared with net income of $6.5 million (basic and diluted earnings per share of $0.02) in the first quarter of 2011, reflecting the following factors:

  •
  increases of $88.6 million in amortization expense in the first quarter of 2012, primarily related to (i) amortization of ezogabine/retigabine ($28.6 million), which was reclassified from IPR&D to a finite-lived intangible asset in December 2011 (there were no associated revenues in the U.S. for this intangible asset in the first quarter of 2012 as the first commercial sale in the U.S. occurred in April 2012), and (ii) the acquired identifiable intangible assets of iNova, Elidel®/Xerese®, Dermik, Ortho Dermatologics, Sanitas and PharmaSwiss of $64.8 million;

  •
  an increase of $44.8 million in restructuring, integration and other costs, as described below under "Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs";

  •
  an increase of $39.1 million in cost of alliance and service revenues, as described below under "Results of Operations — Operating Expenses — Cost of Alliance and Service Revenues";

  •
  an increase of $37.8 million in selling, general and administrative expense, as described below under "Results of Operations — Operating Expenses — Selling, General and Administrative"; and

  •
  an increase of $33.3 million in interest expense, as described below under "Results of Operations — Non-Operating Income (Expense) — Interest Expense".

  Those factors were partially offset by:

  •
  an increased contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $198.4 million in the first quarter of 2012, mainly related to the incremental contribution of Dermik, Ortho Dermatologics, Zovirax®, iNova, Sanitas, PharmaSwiss and Elidel®/Xerese®; and

  •
  an increase of $21.5 million in foreign exchange and other, primarily due to a $29.0 million gain related to an intercompany loan that was not designated as permanent in nature, and therefore the impact of changes in foreign currency exchange rates was recognized in our consolidated statements of (loss) income. $25.4 million of this gain was realized on an intercompany loan as of March 31, 2012. This was partially offset by $2.7 million net gain realized on foreign currency forward contracts entered in connection with the acquisition of PharmaSwiss in the first quarter of 2011.

Cash Dividends

        No dividends were declared or paid in the first quarters of 2012 and 2011. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement include restrictions on the payment of dividends.

RESULTS OF OPERATIONS

Reportable Segments

        As a result of the acquisition of iNova in December 2011, we operate in five new territories: Malaysia, Philippines, Singapore, Hong Kong and South Africa, with a distribution business in Thailand, Taiwan and some sub-Saharan Africa markets. iNova also distributes through partners in China, Korea and Japan. Consequently, our Chief Executive Officer ("CEO"), who is our Chief Operating Decision Maker ("CODM") has begun to manage the business differently, which has necessitated a realignment of the segment structure, effective in the first quarter of 2012. Pursuant to this change, we now have four reportable segments: (i) U.S. Dermatology, (ii) U.S. Neurology and Other, (iii) Canada and Australia and (iv) Emerging Markets. Accordingly, we have restated prior period segment information to conform to the current period presentation. The following is a brief description of our segments:

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

  •
  Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where we distribute and market branded, patented products under long-term, renewable contracts). Products are sold primarily in Europe (Poland, Serbia, Hungary, Croatia and Russia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), South East Asia and South Africa.

Revenues By Segment

        The following table displays revenues by segment for the first quarters of 2012 and 2011, the percentage of each segment's revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment's revenues. Percentages may not add due to rounding.

	Three Months Ended March 31
	2012		2011		Change
($ in 000s)	$	%	$	%	$	%
U.S. Dermatology	292,217	34	154,191	27	138,026	90
U.S. Neurology and Other	187,708	22	208,115	37	(20,407)	(10)
Canada and Australia	132,569	15	70,244	12	62,325	89
Emerging Markets	243,609	28	132,476	23	111,133	84

Total revenues	856,103	100	565,026	100	291,077	52

NM — Not meaningful

        Total revenues increased $291.1 million, or 52%, to $856.1 million in the first quarter of 2012, compared with $565.0 million in the first quarter of 2011, mainly attributable to the effect of the following factors:

  •
  in the U.S. Dermatology segment:

  •
  alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first quarter of 2012;

  •
  the incremental revenue of $96.0 million, in the aggregate, due to (i) the 2011 acquisition of Dermik, mainly driven by BenzaClin®, Carac® and Sculptra® Aesthetics product sales, (ii) the 2011 acquisition of Ortho Dermatologics, mainly driven by Retin-A-Micro® product sales, and (iii) the inclusion of Elidel® and Xerese® product sales, which were acquired in June 2011; and

  •
  an increase in Zovirax® product sales of $8.3 million, or 15%, to $62.3 million in the first quarter of 2012, compared with $54.0 million in the first quarter of 2011, reflecting the impact of the new 30g presentation which was launched in February 2011.

    Those factors were partially offset by:

    •
    alliance revenue of $36.0 million in the first quarter of 2011 related to the out-license of the Cloderm® product rights that did not similarly occur in the first quarter of 2012.

  •
  in the U.S. Neurology and Other segment:

  •
  decrease in Wellbutrin XL® U.S. product sales of $12.5 million, or 27%, to $33.9 million in the first quarter of 2012, compared with $46.4 million in the first quarter of 2011, mainly due to generic erosion, partially offset by the impact of a year-over-year average net price increase of 3%. We anticipate a continuing decline in U.S. Wellbutrin XL® product sales due to generic erosion, although we have implemented initiatives to support the brand. Wellbutrin XL® product sales, which represented approximately 4% of our total revenue in the first quarter of 2012, are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions;

  •
  decrease in Ultram® ER product sales of $6.2 million, or 98%, to $0.1 million in the first quarter of 2012, compared with $6.3 million in the first quarter of 2011, reflecting lower volumes as a result of the introduction of a generic version of the 300mg dosage strength Ultram® ER by a competitor in September 2011;

  •
  decrease in Cardizem® CD product sales of $6.0 million, or 30%, to $13.9 million in the first quarter of 2012, compared with $19.9 million in the first quarter of 2011, reflecting lower volumes as a result of the introduction of a generic version of the 360mg dosage strength Cardizem® CD by a competitor in November 2011; and

  •
  decrease in Diastat® product sales of $5.2 million, or 66%, to $2.7 million in the first quarter of 2012, compared with $7.9 million in the first quarter of 2011, reflecting lower volumes due to generic competition.

    Those factors were partially offset by:

    •
    an increase in Xenazine® product sales of $9.6 million, or 45%, to $31.0 million in the first quarter of 2012, compared with $21.4 million in 2011, primarily reflecting year-over-year increases in patient enrollment, as well as a year-over-year average net price increase of approximately 20%.

  •
  in the Canada and Australia segment:

  •
  the incremental revenue of $50.3 million, in the aggregate, from the 2011 acquisitions of iNova (mainly driven by Duromine® and Difflam® product sales), Dermik and Afexa.

  •
  in the Emerging Markets segment:

  •
  the incremental revenue of $103.7 million, in the aggregate, from the 2011 acquisitions of PharmaSwiss, Sanitas, iNova (mainly driven by Duromine® and Difflam® product sales) and Dermik; and

  •
  the inclusion of Probiotica and Gerot Lannach revenues from the acquisition dates of $7.8 million and $1.2 million, respectively, in the first quarter of 2012.

    Those factors were partially offset by:

    •
    a negative foreign currency exchange impact of $17.5 million.

    The remaining increase in revenues in the Emerging Markets segment is primarily due to growth from the existing business.

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

        The following table displays profit (loss) by segment for the first quarters of 2012 and 2011, the percentage of each segment's profit (loss) compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment's profit (loss). Percentages may not add due to rounding.

	Three Months Ended March 31
	2012		2011		Change
($ in 000s)	$	%	$	%	$	%
U.S. Dermatology	88,026	30	34,576	22	53,450	155
U.S. Neurology and Other	52,558	28	99,741	48	(47,183)	(47)
Canada and Australia	14,917	11	20,922	30	(6,005)	(29)
Emerging Markets	23,189	10	(559)	—	23,748	NM

Total segment profit	178,690	21	154,680	27	24,010	16

NM — Not meaningful

        Total segment profit increased $24.0 million, or 16%, to $178.7 million in the first quarter of 2012, compared with $154.7 million in the first quarter of 2011, mainly attributable to the effect of the following factors:

  •
  in the U.S. Dermatology segment:

  •
  the incremental profits from the sale of Dermik and Ortho Dermatologics products of $43.2 million, in the aggregate, in the first quarter of 2012, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets of $9.0 million and $20.2 million, in the aggregate, respectively; and

  •
  an increased contribution from Zovirax® product sales of $27.2 million in the first quarter of 2012, reflecting the supply of the new 30g presentation of the ointment form of the product in the first quarter of 2011, and a lower supply price for inventory purchased from GlaxoSmithKline ("GSK"), as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, such that we retain a greater share of the economic interest in the brand.

    Those factors were partially offset by:

    •
    a decrease of $8.5 million related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012.

  •
  in the U.S. Neurology and Other segment:

  •
  amortization of ezogabine/retigabine of $28.6 million, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011. There were no associated revenues in the U.S. for this intangible asset in the first quarter of 2012 as the first commercial sale in the U.S. occurred in April 2012; and

  •
  lower sales of higher margin products such as Wellbutrin XL®, Ultram® ER, Cardizem® CD and Diastat®, which resulted in a decrease in contribution of $25.2 million, in the aggregate, in the first quarter of 2012.

    Those factors were partially offset by:

    •
    increased contribution from Xenazine® product sales of $4.5 million in the first quarter of 2012, reflecting higher volumes and the positive effect of price increases and lower gross-to-net adjustments.

  •
  in the Canada and Australia segment:

  •
  the incremental losses from the 2011 acquisitions of Dermik, Afexa and iNova of $9.5 million, in the aggregate, in the first quarter of 2012, including the impact of acquisition accounting adjustments related to inventory and identifiable intangible assets of $23.5 million and $12.4 million, in the aggregate, respectively.

  •
  in the Emerging Markets segment:

  •
  the incremental profits from the sale of Sanitas and PharmaSwiss products of $19.8 million, in the aggregate, in the first quarter of 2012, including the net impact of acquisition accounting adjustments related to inventory and identifiable intangible assets of $10.1 million, in the aggregate.

Operating Expenses

        The following table displays the dollar amount of each operating expense category for the first quarters of 2012 and 2011, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended March 31
	2012		2011		Change
($ in 000s)	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	238,814	28	169,287	30	69,527	41
Cost of alliance and service revenues	73,022	9	33,945	6	39,077	115
Selling, general and administrative	177,286	21	139,506	25	37,780	27
Research and development	22,006	3	13,670	2	8,336	61
Amortization of intangible assets	200,643	23	112,043	20	88,600	79
Restructuring, integration and other costs	62,337	7	17,539	3	44,798	NM
Acquired IPR&D	—	—	2,000	—	(2,000)	(100)
Acquisition-related costs	7,505	1	1,507	—	5,998	NM
Legal settlements	3,155	—	400	—	2,755	NM
Acquisition-related contingent consideration	9,839	1	386	—	9,453	NM

Total operating expenses	794,607	93	490,283	87	304,324	62

NM — Not meaningful

Cost of Goods Sold

        Cost of goods sold, which excludes the amortization of intangible assets described separately below under "— Amortization of Intangible Assets", increased $69.5 million, or 41%, to $238.8 million in the first quarter of 2012, compared with $169.3 million in the first quarter of 2011. The percentage increase in cost of goods sold in the first quarter of 2012 was lower than the corresponding 54% increase in product sales, primarily due to:

  •
  the effect of the lower supply price for Zovirax® inventory purchased from GSK, as a result of a new supply agreement that became effective with the acquisition of the U.S. rights, which favorably impacted cost of goods sold by $14.7 million in the first quarter of 2012; and

  •
  a positive foreign exchange impact of $10.3 million.

        That factor was partially offset by:

  •
  the incremental impact of the acquisition accounting adjustments of $3.1 million related to acquired inventories that were subsequently sold in the first quarter of 2012.

Cost of Alliance and Service Revenues

        Cost of alliance and service revenues increased $39.1 million, or 115%, to $73.0 million in the first quarter of 2012, compared with $33.9 million in the first quarter of 2011, primarily due to the inclusion of the carrying amounts of the IDP-111 and 5-FU intangible assets of $69.2 million, in the aggregate, which were expensed on the sale of these products in the first quarter of 2012, partially offset by $30.7 million carrying amount of the Cloderm® intangible asset, which was expensed on the out-license of the product rights in the first quarter of 2011.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $37.8 million, or 27%, to $177.3 million in the first quarter of 2012, compared with $139.5 million in the first quarter of 2011, primarily due to the addition of selling, general and administrative expenses relating to iNova, PharmaSwiss, Dermik, Elidel®/Xerese®, Sanitas, Ortho Dermatologics, Probiotica and Afexa of $47.7 million, partially offset by a decrease of $10.2 million in share-based compensation expense charged to selling, general and administrative expenses in the first quarter of 2012 as a result of the impact of the stock option modification recognized in the first quarter of 2011. Refer to note 12 of notes to unaudited consolidated financial statements for further details.

Research and Development Expenses

        Research and development expenses increased $8.3 million, or 61%, to $22.0 million in the first quarter of 2012, compared with $13.7 million in the first quarter of 2011, reflecting spending on retigabine, a Phase 4 study for Wellbutrin XL®, and the continued development of the IDP-107 program (an investigational oral treatment for moderate to severe acne vulgaris) and the IDP-108 program (an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults).

Amortization of Intangible Assets

        Amortization expense increased $88.6 million, or 79%, to $200.6 million in the first quarter of 2012, compared with $112.0 million in the first quarter of 2011, primarily due to (i) amortization of ezogabine/retigabine of $28.6 million, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011, and (ii) the amortization of the iNova, Elidel®/Xerese®, Dermik, Ortho Dermatologics, Sanitas and PharmaSwiss identifiable intangible assets of $64.8 million in the first quarter of 2012. As part of our ongoing assessment of potential impairment indicators related to our intangible assets, we will closely monitor the performance of our product portfolio, including ezogabine/retigabine which is marketed under a collaboration agreement with GSK. If our assessment reveals indications of impairment to our assets, we may determine that a non-cash impairment charge is necessary and such charge could be material.

Restructuring, Integration and Other Costs

        As described above under "Merger-Related Cost-Rationalization and Integration Initiatives", we recognized restructuring, integration and other costs of $62.3 million and $17.5 million in the first quarters of 2012 and 2011, respectively.

Acquired IPR&D

        In the first quarter of 2011, we recorded a charge of $2.0 million related to the acquisition of the Canadian rights to Lodalis™, which was accounted for as a purchase of IPR&D assets with no alternative future use.

  Acquisition-Related Costs

        Acquisition-related costs increased $6.0 million to $7.5 million in the first quarter of 2012 as compared with $1.5 million in the first quarter of 2011, reflecting increased acquisition activity during the quarter, as described above under "Business Development".

Legal Settlements

        Legal settlements costs increased $2.8 million to $3.2 million in the first quarter of 2012 as compared with $0.4 million in the first quarter of 2011, primarily due to a settlement of patent-related litigation.

Acquisition-Related Contingent Consideration

        Acquisition-related contingent consideration increased $9.5 million to $9.8 million in the first quarter of 2012 as compared with $0.4 million in the first quarter of 2011, primarily driven by the changes in the fair value of acquisition-related contingent consideration of $6.9 million related to the Elidel®/Xerese® license agreement entered into in June 2011 and $2.2 million related to the iNova acquisition.

Non-Operating Income (Expense)

        The following table displays the dollar amounts of each non-operating income or expense category in the first quarters of 2012 and 2011 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended March 31
	2012	2011	Change
($ in 000s; Income (Expense))	$	$	$	%
Interest income	1,123	803	320	40
Interest expense	(102,025)	(68,751)	(33,274)	48
Loss on extinguishment of debt	(133)	(8,262)	8,129	(98)
Foreign exchange and other	24,299	2,807	21,492	NM
Gain on investments, net	2,059	1,769	290	16

Total non-operating expense	(74,677)	(71,634)	(3,043)	4

NM — Not meaningful

Interest Expense

        Interest expense increased $33.3 million, or 48%, to $102.0 million in the first quarter of 2012, compared with $68.8 million in the first quarter of 2011, primarily reflecting interest expense of $26.3 million related to the borrowings under our senior secured credit facilities and incremental interest expense of $22.7 related to our senior notes, partially offset by a decrease of $10.0 million due to the repayment of our previous term loan A facility in the first quarter of 2011 and a decrease of $4.2 million in interest expense related to the repurchases of 5.375% senior convertible notes due 2014 (the "5.375% Convertible Notes") (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"). Interest expense in the first quarters of 2012 and 2011 included the non-cash amortization of debt discounts and deferred financing costs of $5.7 million and $3.9 million, respectively, in the aggregate.

Loss on Extinguishment of Debt

        In the first quarter of 2011, we recognized a loss of $8.3 million on the repurchase of $52.3 million aggregate principal amount of the 5.375% Convertible Notes (as described below under "Financial Condition, Liquidity and Capital Resources — Securities Repurchase Program").

Foreign Exchange and Other

        Foreign exchange and other increased $21.5 million to $24.3 million in the first quarter of 2012, compared with $2.8 million in the first quarter of 2011, primarily due to a $29.0 million gain related to an intercompany loan that was not designated as permanent in nature, and therefore the impact of changes in foreign currency exchange rates was recognized in our consolidated statements of (loss) income. $25.4 million of this gain was realized on an intercompany loan as of March 31, 2012. This was partially offset by $2.7 million net gain realized on foreign currency forward contracts entered in connection with the acquisition of PharmaSwiss in the first quarter of 2011.

Income Taxes

        The following table displays the dollar amounts of the current and deferred provisions for income taxes in the first quarters of 2012 and 2011 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended March 31
	2012	2011	Change
($ in 000s; Income (Expense))	$	$	$	%
Current income tax expense	(14,600)	(16,400)	1,800	(11)
Deferred income tax benefit	14,860	19,773	(4,913)	(25)

Total recovery of income taxes	260	3,373	(3,113)	(92)

        In the first quarter of 2012, we recognized a recovery of income taxes of $0.3 million, which comprised $2.0 million related to the expected tax benefit in tax jurisdictions outside of Canada offset with a tax expense of $1.7 million related to Canadian income taxes. In the first quarter of 2012, our effective tax rate was primarily impacted by (i) the tax benefit of current U.S. losses, (ii) the increase in liabilities for uncertain tax positions, (iii) an adjustment of the valuation allowance specific to acquired Canadian net deferred tax liabilities, and (iv) withholding tax outside of Canada.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Financial Condition

        The following table displays a summary of our financial condition as of March 31, 2012 and December 31, 2011:

	As of March 31 2012	As of December 31 2011	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	330,479	164,111	166,368	101
Long-lived assets(1)	11,965,603	11,670,826	294,777	3
Long-term debt, including current portion	(6,996,075)	(6,651,011)	(345,064)	5
Shareholders' equity	4,076,435	4,007,016	69,419	2

(1)
Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.

Cash and Cash Equivalents

        Cash and cash equivalents increased $166.4 million, or 101%, to $330.5 million as of March 31, 2012, compared with $164.1 million at December 31, 2011, which primarily reflected the following sources of cash:

  •
  $590.8 million of net borrowings under our senior secured tranche B term loan facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $167.2 million in operating cash flows;

  •
  $66.3 million of cash proceeds related to the sale of the IDP-111 and 5-FU products in the first quarter of 2012; and

  •
  $5.7 million in proceeds from stock option exercises, including tax benefits.

        Those factors were partially offset by the following uses of cash:

  •
  $220.0 million repayment under our revolving credit facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  $274.7 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the Probiotica and Gerot Lannach acquisitions;

  •
  $108.7 million related to the repurchase of our common shares (as described below under "Financial Condition, Liquidity and Capital Resources — New Securities Repurchase Program");

  •
  $27.8 million repayment under our senior secured term loan A facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  contingent consideration payments of $27.5 million related to the Elidel®/Xerese® license agreement entered into in June 2011; and

  •
  purchases of property, plant and equipment of $11.1 million.

Long-Lived Assets

        Long-lived assets increased $294.8 million, or 3%, to $11,965.6 million as of March 31, 2012, compared with $11,670.8 million at December 31, 2011, primarily due to:

  •
  a foreign currency exchange impact of $210.1 million;

  •
  the inclusion of the identifiable intangible assets, goodwill and property and equipment of Gerot Lannach, which amounted to $180.2 million in the aggregate;

  •
  the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment of Probiotica, which amounted to $85.6 million in the aggregate; and

  •
  purchases of property, plant and equipment of $11.1 million.

        Those factors were partially offset by:

  •
  the depreciation of property, plant and equipment and amortization of intangible assets of $215.6 million in the aggregate.

Long-Term Debt

        Long-term debt (including the current portion) increased $345.1 million, or 5%, to $6,996.1 million as of March 31, 2012, compared with $6,651.0 million at December 31, 2011, primarily due to:

  •
  $590.8 million of net borrowings under our senior secured tranche B term loan facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

        Those factors were partially offset by:

  •
  $220.0 million repayment under our revolving credit facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)"); and

  •
  $27.8 million repayment under our senior secured term loan A facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)").

Shareholders' Equity

        Shareholders' equity increased $69.4 million, or 2%, to $4,076.4 million as of March 31, 2012, compared with $4,007.0 million at December 31, 2011, primarily due to:

  •
  a positive foreign currency translation adjustment of $174.7 million to other comprehensive income, mainly due to the impact of a weakening of the U.S. dollar relative to a number of other currencies, including the Polish zloty, Mexican peso, Euro, Brazilian real and Canadian dollar, which increased the reported value of our net assets denominated in those currencies; and

  •
  $19.2 million of share-based compensation recorded in additional paid-in capital.

        Those factors were partially offset by:

  •
  a decrease of $108.7 million related to the repurchase of our common shares in the first quarter of 2012; and

  •
  a net loss of $12.9 million.

Cash Flows

        Our primary sources of cash include: the cash generated from operations; the issuance of long-term debt and borrowings under our senior secured credit facilities; and proceeds from the sale of non-core assets. Our primary uses of cash include: business development transactions; interest and principal payments; securities repurchases; restructuring activities; salaries and benefits; inventory purchases; research and development spending; sales and marketing activities; capital expenditures; legal costs; litigation and regulatory settlements. The following table displays cash flow information for the first quarters of 2012 and 2011:

	Three Months Ended March 31
	2012	2011	Change
($ in 000s)	$	$	$	%
Net cash provided by operating activities	167,230	86,330	80,900	94
Net cash used in investing activities	(218,379)	(825,334)	606,955	(74)
Net cash provided by financing activities	210,438	742,767	(532,329)	(72)
Effect of exchange rate changes on cash and cash equivalents	7,079	3,720	3,359	90

Net increase in cash and cash equivalents	166,368	7,483	158,885	NM
Cash and cash equivalents, beginning of period	164,111	394,269	(230,158)	(58)

Cash and cash equivalents, end of period	330,479	401,752	(71,273)	(18)

NM — Not meaningful

Operating Activities

        Net cash provided by operating activities increased $80.9 million, or 94%, to $167.2 million in the first quarter of 2012, compared with $86.3 million in the first quarter of 2011, primarily due to:

  •
  an increase in cash flows from the operations of PharmaSwiss due to the full quarter impact in the first quarter of 2012;

  •
  the inclusion of cash flows in the first quarter of 2012 from the 2011 acquisitions of Elidel®/Xerese®, Sanitas, Dermik, Ortho Dermatologics, Afexa and iNova, as well as the 2012 acquisitions of Probiotica and certain assets of Gerot Lannach;

  •
  the increased contribution from Zovirax® and Xenazine® product sales of $27.2 million and $4.5 million, respectively, in the first quarter of 2012; and

  •
  a decrease in legal settlement payments of $15.9 million.

        Those factors were partially offset by:

  •
  payments of $41.4 million related to other restructuring and integration-related costs (not Merger-related) in the first quarter of 2012; and

  •
  the decreased contribution of $25.2 million, in the aggregate, from Wellbutrin XL®, Ultram® ER, Cardizem® CD and Diastat® product sales in the first quarter of 2012.

Investing Activities

        Net cash used in investing activities decreased $607.0 million, or 74%, to $218.4 million in the first quarter of 2012, compared with $825.3 million in the first quarter of 2011, primarily due to:

  •
  a decrease of $491.9 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate;

  •
  a decrease of $66.3 million attributable to the cash proceeds related to the sale of the IDP-111 and 5-FU products in the first quarter of 2012;

  •
  a decrease of $40.0 million due to a payment to acquire shares of common stock of Cephalon, Inc. in the first quarter of 2011 that did not similarly occur in the first quarter of 2012; and

  •
  a decrease of $10.4 million in purchases of property, plant and equipment.

Financing Activities

        Net cash provided by financing activities decreased $532.3 million, or 72%, to $210.4 million in the first quarter of 2012, compared with $742.8 million in the first quarter of 2011, primarily due to:

  •
  a decrease related to net proceeds of $2,139.7 million from the issuance of senior notes in the first quarter of 2011;

  •
  a decrease of $220.0 million related to the repayment under our revolving credit facility in the first quarter of 2012;

  •
  a decrease of $41.6 million in proceeds from stock option exercises, including tax benefits;

  •
  a decrease of $27.8 million related to the repayment under our senior secured term loan A facility in the first quarter of 2012; and

  •
  contingent consideration payments of $27.5 million related to the Elidel®/Xerese® license agreement entered into in June 2011.

  Those factors were partially offset by:

  •
  an increase of $975.0 million related to the repayment of our previous term loan A facility in the first quarter of 2011;

  •
  an increase of $590.8 million of net borrowings under our senior secured tranche B term loan facility (as described below under "Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)");

  •
  an increase of $166.0 million related to lower repurchases of common shares in the first quarter of 2012;

  •
  an increase of $135.2 million related to lower repurchases of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the first quarter of 2012; and

  •
  an increase of $35.7 million related to lower employee withholding taxes paid on the exercise of employee share-based awards.

Financial Assets (Liabilities)

        The following table displays our net financial liability position as of March 31, 2012 and December 31, 2011:

		As of March 31 2012	As of December 31 2011
				Change
	Maturity Date
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		330,479	164,111	166,368	101
Marketable securities		1,049	6,338	(5,289)	(83)

Total financial assets		331,528	170,449	161,079	95

Financial liabilities:
Brazil Uncommitted Line of Credit	August 2012	(7,364)	—	(7,364)	NM
Revolving Credit Facility	April 2016	—	(220,000)	220,000	(100)
Term Loan A Facility	April 2016	(2,159,993)	(2,185,520)	25,527	(1)
Term Loan B Facility	February 2019	(590,815)	—	(590,815)	NM
Senior Notes:
6.50%	July 2016	(915,500)	(915,500)	—	NM
6.75%	October 2017	(498,038)	(497,949)	(89)	NM
6.875%	December 2018	(938,601)	(938,376)	(225)	NM
7.00%	October 2020	(686,336)	(686,228)	(108)	NM
6.75%	August 2021	(650,000)	(650,000)	—	NM
7.25%	July 2022	(540,654)	(540,427)	(227)	NM
5.375% Convertible Notes	August 2014	(16,138)	(17,011)	873	(5)

Total financial liabilities		(7,003,439)	(6,651,011)	(352,428)	5

Net financial liabilities		(6,671,911)	(6,480,562)	(191,349)	3

NM — Not meaningful

        On February 29, 2012, our subsidiary in Brazil entered into an uncommitted unsecured line of credit with a financial institution with total availability of R$16.0 million ($8.8 million at March 31, 2012). This uncommitted unsecured line of credit expires on August 27, 2012 and bears an interest rate of the Interbank Deposit Certificate Rate plus 0.23% per month. As of March 31, 2012, we had $7.4 million of borrowings under this line of credit, with $1.4 million of remaining availability.

        On February 13, 2012, we and certain of our subsidiaries as guarantors entered into the Third Amended and Restated Credit and Guaranty Agreement (the "Credit Agreement") with a syndicate of financial institutions and investors. The Credit Agreement provides for a $275 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the "Revolving Credit Facility"), a $2.225 billion senior secured term loan A facility (the "Term Loan A Facility"), which includes a $500 million delayed draw term loan facility (the "Delayed Draw Facility"), and $500 million of incremental term loans (the "Incremental Term Loans"), and a $600 million senior secured tranche B term loan facility (the "Term Loan B Facility" and, together with the Revolving Credit Facility and the Term Loan A Facility, the "Senior Secured Credit Facilities"). The Revolving Credit Facility matures on April 20, 2016 and does not amortize. The Term Loan A Facility matures on April 20, 2016 and began amortizing quarterly on March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20% annually commencing March 31, 2014, payable in quarterly installments. The Term Loan B Facility matures on February 13, 2019 and amortizes quarterly commencing June 30, 2012 at an annual rate of 1.0%. As of March 31, 2012, $2,160.0 million in term loans was outstanding under the Term Loan A Facility, $590.8 million in term loans was outstanding under the Term Loan B Facility and we had no outstanding borrowings under the Revolving Credit Facility.

        The senior notes issued by Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $3,455.7 million and total liabilities of $980.3 million as of March 31, 2012, and net revenues of $180.9 million and earnings from operations of $6.4 million for the three-month period ended March 31, 2012.

        Our primary sources of liquidity are our cash flows from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations and funds available under the Senior Secured Credit Facilities will be sufficient to meet our current liquidity needs. We have no material commitments for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. In January 2012, Moody's Investor Services ("Moody's") downgraded our senior secured debt rating from Baa3 to Ba1. At the same time, Moody's reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). Increased debt levels could result in further ratings pressure. A further downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.

        As of March 31, 2012, we were in compliance with all of our covenants related to our outstanding debt. Our short-term debt maturities consist of $145.1 million, in the aggregate, in term loans outstanding under the Term A Facility and Term Loan B Facility, due in quarterly installments, and borrowings of $7.4 million under our uncommitted unsecured line of credit. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.

Securities Repurchase Program

        On November 4, 2010, we announced that the board of directors had approved a securities repurchase program, pursuant to which we where able to make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in our financing agreements and applicable law. On August 29, 2011, we announced that the board of directors had approved an increase of $300.0 million under our securities repurchase program (the "Securities Repurchase Program"). As a result, under the Securities Repurchase Program, we were able to repurchase up to $1.8 billion of our convertible notes, senior notes, common shares and/or other notes or shares that may be issued prior to the completion of the program. The Securities Repurchase Program terminated on November 7, 2011.

        In the three-month period ended March 31, 2011, under the Securities Repurchase Program, we repurchased $52.3 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $141.5 million.

        In March 2011, under the Securities Repurchase Program, we repurchased 7,366,419 of our common shares from ValueAct Capital Master Fund, L.P. ("ValueAct") for an aggregate purchase price of $274.8 million, negotiated at a 5.77% discount over a 20-day trading average. As of March 31, 2012, we had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the repurchase. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company's board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant's board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.

New Securities Repurchase Program

        On November 3, 2011, we announced that our board of directors had approved a new securities repurchase program (the "New Securities Repurchase Program"). Under the New Securities Repurchase Program, which commenced on November 8, 2011, we may make purchases of up to $1.5 billion of our convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as we complete our purchases. The amount of securities to be purchased and the timing of purchases under the New Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements and applicable law. The securities to be repurchased will be funded using our cash resources.

        In the three-month period ended March 31, 2012, under the New Securities Repurchase Program, we repurchased $1.1 million principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $4.0 million.

        In the three-month period ended March 31, 2012, under the New Securities Repurchase Program, we also repurchased 2,004,952 of our common shares for an aggregate purchase price of $108.7 million. These common shares were subsequently cancelled.

        Since the commencement of the New Securities Repurchase Program through May 1, 2012, we have repurchased an additional $322.3 million, in the aggregate, of our convertible notes, senior notes and common shares.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

        The following table summarizes contractual obligations related to short-term borrowings and long-term debt, including interest as of March 31, 2012:

	Payments Due by Period
	Total	2012	2013 and 2014	2015 and 2016	Thereafter
($ in 000s)	$	$	$	$	$
Short-term borrowings and long-term debt obligations, including interest(1)	9,650,915	386,219	1,448,033	3,049,510	4,767,153

(1)
Expected interest payments assume repayment of the principal amount of the related debt obligations at maturity.

        There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading "Off-Balance Sheet Arrangements and Contractual Obligations" in the annual MD&A contained in the 2011 Form 10-K.

OUTSTANDING SHARE DATA

        Our common shares are listed on the TSX and the NYSE under the ticker symbol "VRX".

        As of May 1, 2012, we had 305,942,855 issued and outstanding common shares, which includes 1,809,174 common shares issuable in connection with the Merger. In addition, we had 10,192,787 stock options and 1,714,375 time-based RSUs that each represent the right of a holder to receive one of the Company's common shares, and 1,675,962 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 4,017,968 common shares could be issued upon vesting of the performance-based RSUs outstanding.

        Assuming full share settlement, 1,226,271 common shares are issuable upon the conversion of the 5.375% Convertible Notes (based on a current conversion rate of 69.6943 common shares per $1,000 principal amount of notes, subject to adjustment).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our consolidated financial statements, and which require management's most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed under the heading "Critical Accounting Policies and Estimates" in the annual MD&A contained in the 2011 Form 10-K.

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

  •
  the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets;

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

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this MD&A, as well as under Item 1A. "Risk Factors" of the

Company's Annual Report on Form 10-K for the year ended December 31, 2011, and in the Company's other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes to our exposures to market risks as disclosed under the heading "Quantitative and Qualitative Disclosures About Market Risks" in the annual MD&A contained in the 2011 Form 10-K.

Interest Rate Risk

        As of March 31, 2012, we had $4,267.7 million and $2,804.6 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of March 31, 2012 was $4,336.6 million. If interest rates were to increase or decrease by 100 basis-points the fair value of our long-term debt would increase or decrease by approximately $221.3 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $25.0 million in our consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        For information concerning legal proceedings, reference is made to note 17 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors disclosed in Part I, Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On November 3, 2011, the Company announced that its board of directors had approved a new securities repurchase program (the "New Securities Repurchase Program"). Under the New Securities Repurchase Program, which commenced on November 8, 2011, the Company may make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as the Company completes its purchases.

        Set forth below is information regarding securities repurchased under the New Securities Repurchase Program in the three-month period ended March 31, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan		Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plan
						(In thousands)
January 2012	—		$—	—		$1,342,227
January 2012	1,113	(1)	$3,595.00	1,113	(1)	$1,338,226
February 2012	—		$—	—		$1,338,226
March 2012	14,085	(2)	$51.80	14,085	(2)	$1,337,496
March 2012	400,000	(2)	$54.05	400,000	(2)	$1,315,874
March 2012	471,000	(2)	$53.57	471,000	(2)	$1,290,642
March 2012	394,220	(2)	$54.35	394,220	(2)	$1,269,217
March 2012	218,347	(2)	$55.00	218,347	(2)	$1,257,208
March 2012	507,300	(2)	$54.58	507,300	(2)	$1,229,522

(1)
$1,000 principal amount of 5.375% senior convertible notes due 2014.

(2)
Common shares.

Item 3.   Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

3.1	Certificate and Articles of Amalgamation of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 5, 2012, which is incorporated by reference herein.

4.1	Fourth Supplemental Indenture, dated as of February 13, 2012, by and among Valeant, Valeant Holdco 2 Pty Ltd., (ACN 154 341 367), Wirra Holdings Pty Limited, (ACN 122 216 577), Wirra Operations Pty Limited, (ACN 122 250 088), iNova Pharmaceuticals (Australia) Pty Ltd., (ACN 000 222 408), iNova Sub Pty Ltd., (ACN 134 398 815), Wirra IP Pty Ltd., (ACN 122 536 350), and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors listed therein, originally filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.
4.2
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
4.3
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
4.4
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
10.1
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
10.2
Amendment No. 1, dated as of February 13, 2012, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of October 20, 2011, among the Company, certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, GSLP and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan, as Syndication Agent and Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†
101.DEF	XBRL Taxonomy Extension Definition Linkbase†

*
Filed herewith.

†
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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: May 4, 2012	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

 INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate and Articles of Amalgamation of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 5, 2012, which is incorporated by reference herein.
4.1
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
4.2
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
4.3
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
4.4
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
10.1
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

Exhibit Number	Exhibit Description
10.2	Amendment No. 1, dated as of February 13, 2012, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of October 20, 2011, among the Company, certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, GSLP and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan, as Syndication Agent and Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†
101.DEF	XBRL Taxonomy Extension Definition Linkbase†

*
Filed herewith.

†
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
  Consolidated Statements of Comprehensive Income
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS