Form 10-Q
period 2012-06-30
Valeant Pharmaceuticals International, Inc.
filed 2012-08-03
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
(514) 744-6792
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares, no par value — 303,844,212 shares issued and outstanding as of July 31, 2012.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
Introductory Note
On September 28, 2010, Biovail Corporation (“Biovail”) completed the acquisition of Valeant Pharmaceuticals International (“Valeant”) with Valeant surviving as a wholly-owned subsidiary of Biovail (the “Merger”). In connection with the Merger, Biovail was renamed “Valeant Pharmaceuticals International, Inc.” (the “Company”).
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together, after giving effect to completion of the Merger; references to “Biovail” are to Biovail Corporation prior to the completion of the Merger and “Valeant” are to Valeant Pharmaceuticals International.
In this Form 10-Q, references to “$” and “US$” are to United States (“U.S.”) dollars, references to “C$” are to Canadian dollars, references to “€” are to Euros, references to “AUD$” are to Australian dollars, references to “R$” are to Brazilian real and references to “MXN$” are to Mexican peso.
Forward-Looking Statements
Caution regarding forward-looking information and statements and “Safe-Harbor” statements under the U.S. Private Securities Litigation Reform Act of 1995:
To the extent any statements made in this Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities legislation (collectively, “forward-looking statements”).
These forward-looking statements relate to, among other things: the expected benefits of our acquisitions and other transactions, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•
factors relating to the integration of the companies, businesses and products acquired by the Company, such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

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

•
the difficulty in predicting: the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, the Canadian Therapeutic Products Directorate and European, Asian, Brazilian and Australian regulatory approvals; legal and regulatory proceedings and settlements thereof; the protection afforded by our patents and other intellectual and proprietary property; successful generic challenges to our products and infringement; or alleged infringement of the intellectual property of or by others;

•	the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products;

•	the results of continuing safety and efficacy studies by industry and government agencies;

•	our ability to obtain components, raw materials or bulk or finished products supplied by third parties;

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•	the seasonality of sales of certain of our products;

•	the introduction of products that compete against our products that do not have patent or data exclusivity rights, which products represent a significant portion of our revenues;

•	the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets;

•	adverse global economic conditions and credit market uncertainty in European and other countries in which we do business;

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

•
the impacts of the Patient Protection and Affordable Care Act and the Food and Drug Administration Safety and Innovation Act in the U.S. and other legislative and regulatory reforms in the countries in which we operate; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the "SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	As of June 30, 2012	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$395,266	$164,111
Marketable securities	—	6,338
Accounts receivable, net	611,204	569,268
Inventories, net	388,729	355,212
Prepaid expenses and other current assets	56,470	41,884
Assets held for sale	28,203	72,239
Deferred tax assets, net	150,362	148,454
Total current assets	1,630,234	1,357,506
Property, plant and equipment, net	409,399	414,242
Intangible assets, net	8,121,556	7,657,798
Goodwill	3,724,341	3,598,786
Deferred tax assets, net	36,181	54,681
Restricted cash	8,598	—
Other long-term assets, net	89,511	58,700
Total assets	$14,019,820	$13,141,713

Liabilities
Current liabilities:
Accounts payable	$156,178	$157,620
Accrued liabilities and other current liabilities	600,657	527,583
Acquisition-related contingent consideration	67,115	100,263
Income taxes payable	15,537	10,335
Deferred revenue	7,031	12,783
Current portion of long-term debt	195,154	111,250
Deferred tax liabilities, net	7,525	4,438
Total current liabilities	1,049,197	924,272
Deferred revenue	37,901	38,153
Acquisition-related contingent consideration	433,271	319,821
Long-term debt	7,356,021	6,539,761
Liabilities for uncertain tax positions	95,945	91,098
Deferred tax liabilities, net	1,229,030	1,144,914
Other long-term liabilities	123,024	76,678
Total liabilities	10,324,389	9,134,697

Shareholders' Equity
Common shares, no par value, unlimited shares authorized, 302,052,589 and
306,371,032 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5,885,225	5,963,621
Additional paid-in capital	283,061	276,117
Accumulated deficit	(2,245,886)	(2,030,292)
Accumulated other comprehensive loss	(226,969)	(202,430)
Total shareholders' equity	3,695,431	4,007,016
Total liabilities and shareholders' equity	$14,019,820	$13,141,713
Commitments and contingencies (note 19)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(All dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Product sales	$748,742	$530,035	$1,506,334	$1,030,456
Alliance and royalty	56,869	65,988	136,100	124,402
Service and other	14,479	13,364	33,759	19,555
	820,090	609,387	1,676,193	1,174,413
Expenses
Cost of goods sold (exclusive of amortization of
intangible assets shown separately below)	197,284	169,912	426,725	339,199
Cost of alliance and service revenues	12,483	3,395	94,878	37,340
Selling, general and administrative	185,440	149,657	362,726	289,163
Research and development	17,711	17,764	39,717	31,434
Amortization of intangible assets	210,570	114,946	411,213	226,989
Restructuring, integration and other costs	30,004	27,626	92,341	45,165
Acquired in-process research and development	4,568	2,000	4,568	4,000
Acquisition-related costs	13,867	1,869	21,372	3,376
Legal settlements	53,624	2,000	56,779	2,400
Acquisition-related contingent consideration	7,729	1,752	17,568	2,138
	733,280	490,921	1,527,887	981,204
Operating income	86,810	118,466	148,306	193,209
Interest income	1,020	1,086	2,143	1,889
Interest expense	(100,614)	(83,073)	(202,639)	(151,824)
Loss on extinguishment of debt	—	(14,748)	(133)	(23,010)
Foreign exchange and other	(4,238)	847	20,061	3,654
(Loss) gain on investments, net	(35)	21,158	2,024	22,927
(Loss) income before provision for (recovery of) income taxes	(17,057)	43,736	(30,238)	46,845
Provision for (recovery of) income taxes	4,550	(12,624)	4,290	(15,997)
Net (loss) income	$(21,607)	$56,360	$(34,528)	$62,842

Basic (loss) earnings per share	$(0.07)	$0.19	$(0.11)	$0.21
Diluted (loss) earnings per share	$(0.07)	$0.17	$(0.11)	$0.19

Weighted-average common shares (000s)
Basic	304,816	303,426	306,296	303,587
Diluted	304,816	331,369	306,296	332,130

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(21,607)	$56,360	$(34,528)	$62,842
Other comprehensive (loss) income
Foreign currency translation adjustment	(197,584)	84,360	(22,908)	183,440
Net unrealized holding gain (loss) on available-for-sale equity securities:
Arising in period	—	2,441	—	21,167
Reclassification to net (loss) income	—	(21,316)	(1,634)	(21,316)
Net unrealized holding gain (loss) on available-for-sale debt securities:
Arising in period	20	(70)	7	(96)
Reclassification to net (loss) income	197	—	197	—
Pension adjustment	(78)	(102)	(201)	898
Other comprehensive (loss) income	(197,445)	65,313	(24,539)	184,093
Comprehensive (loss) income	$(219,052)	$121,673	$(59,067)	$246,935

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(21,607)	$56,360	$(34,528)	$62,842
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	221,866	122,276	437,448	249,278
Amortization of debt discounts and debt issuance costs	(391)	2,414	5,356	6,348
Acquired in-process research and development	4,568	2,000	4,568	4,000
Acquisition accounting adjustment on inventory sold	10,294	16,262	43,392	46,171
Loss (Gain) on disposal of assets	1,024	—	10,551	(5,314)
Acquisition-related contingent consideration	7,729	1,752	17,568	2,138
Allowances for losses on accounts receivable and inventories	1,720	2,091	6,103	2,472
Deferred income taxes	(5,850)	(18,724)	(20,709)	(38,497)
Additions to accrued legal settlements	53,624	2,000	56,779	2,400
Payments of accrued legal settlements	(1,752)	(400)	(1,812)	(16,400)
Share-based compensation	15,156	25,558	34,308	55,451
Tax benefits from stock options exercised	(2,882)	(7,566)	(3,475)	(31,616)
Foreign exchange loss (gain)	3,299	(1,100)	(22,265)	(4,273)
Gain on sale of marketable securities	—	(21,316)	—	(21,316)
Payment of accreted interest on contingent consideration	(898)	—	(898)	—
Other	(25)	12,623	(9,564)	17,713
Changes in operating assets and liabilities:
Accounts receivable	8,183	31,736	(6,603)	(50,745)
Inventories	(16,433)	(8,217)	(51,513)	5,143
Prepaid expenses and other current assets	1,133	12,497	(3,133)	5,627
Accounts payable, accrued liabilities and other liabilities	(9,035)	(25,860)	(26,195)	157
Income taxes payable	(15,121)	(13,730)	(13,546)	(14,593)
Net cash provided by operating activities	254,602	190,656	421,832	276,986

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(454,020)	(96,565)	(726,832)	(560,267)
Acquisition of intangible assets	(695)	(8,000)	(2,560)	(310,885)
Purchases of property, plant and equipment	(13,601)	(12,474)	(24,717)	(33,979)
Proceeds from sales and maturities of marketable securities	1,048	83,865	9,412	86,639
Purchases of marketable securities and other investments	—	(29,326)	(7,200)	(69,342)
Proceeds from sale of assets	—	36,000	66,250	36,000
Increase in restricted cash	(8,873)	—	(8,873)	—
Net cash used in investing activities	(476,141)	(26,500)	(694,520)	(851,834)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	640,767	100,000	1,286,410	2,239,688
Repayments of long-term debt	(127,181)	—	(429,993)	(975,000)
Short-term debt borrowings	12,236	—	19,600	—
Short-term debt repayments	(21,582)	—	(21,582)	—
Repurchases of convertible debt	—	(199,788)	(3,975)	(339,013)
Repurchases of common shares	(172,000)	(224,814)	(280,724)	(499,564)
Proceeds from exercise of stock options	1,911	6,133	7,019	29,362
Tax benefits from stock options exercised	2,882	7,566	3,475	31,616
Payments of employee withholding tax upon vesting of share-based awards	(9,910)	(15,200)	(13,734)	(54,678)
Payments of contingent consideration	(33,518)	—	(61,018)	—
Payments of debt issuance costs	(1,107)	(4,066)	(2,542)	(19,813)
Net cash provided by (used in) financing activities	292,498	(330,169)	502,936	412,598

Effect of exchange rate changes on cash and cash equivalents	(6,172)	3,206	907	6,926
Net increase (decrease) in cash and cash equivalents	64,787	(162,807)	231,155	(155,324)
Cash and cash equivalents, beginning of period	330,479	401,752	164,111	394,269
Cash and cash equivalents, end of period	$395,266	$238,945	$395,266	$238,945

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(108,284)	$(369,679)	$(126,028)	$(397,150)
Settlement of convertible debt, equity issued	—	(892,000)	—	(892,000)
Acquisition of businesses, debt assumed	(46,336)	—	(46,336)	—
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

1.	DESCRIPTION OF BUSINESS
On September 28, 2010 (the “Merger Date”), Biovail Corporation (“Biovail”) completed the acquisition of Valeant Pharmaceuticals International (“Valeant”) through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the “Merger”). In connection with the Merger, Biovail was renamed “Valeant Pharmaceuticals International, Inc.” (the “Company”). The Company is a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products primarily in the areas of dermatology, neurology and branded generics.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements (the “unaudited consolidated financial statements”) have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2011. There have been no changes to the Company’s significant accounting policies since December 31, 2011, except as described below under “Adoption of New Accounting Standards”. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented.
Reclassifications and Revisions
Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
The Company has revised the 2011 consolidated statement of cash flows for the presentation of the proceeds from the out-license of an intangible asset to conform to the current year presentation. The Company decreased Net cash used in investing activities with an offsetting decrease in Net cash provided by operating activities by $36.0 million for the three-month and six-month periods ended June 30, 2011. This revision did not have a material impact to the Company’s previously reported consolidated statement of cash flows. This change had no effect on the Company’s previously reported consolidated balance sheets, consolidated statements of (loss) income and consolidated statements of comprehensive (loss) income.
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
On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s results of operations and financial position could be materially impacted.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Adoption of New Accounting Standards
Effective January 1, 2012, the Company has adopted on a prospective basis the provisions of the following new accounting standards:

•
Guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments change some fair value measurement principles and disclosure requirements under U.S. GAAP. The adoption of this guidance did not have a significant impact on the Company’s financial position or results of operations.

•
Guidance requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance does not change the components of other comprehensive income or the calculation of earnings per share. The effective date for amendments to the presentation of reclassifications out of accumulated other comprehensive income has been deferred. As this guidance relates to presentation only, the adoption of this guidance did not impact the Company’s financial position or results of operations.

•
Guidance intended to simplify goodwill impairment testing, by allowing an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The adoption of this guidance did not have a significant impact on the Company’s financial position or results of operations.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify indefinite-lived intangible impairment testing, by allowing an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

3.	BUSINESS COMBINATIONS
The Company has focused its business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies.
(a) Business combinations in 2012 include the following:
OraPharma
Description of the Transaction
On June 18, 2012, the Company acquired OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. The Company made an up-front payment of $289.7 million, and the Company may pay a series of contingent consideration payments of up to $114.0 million based on certain milestones, including certain revenue targets. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date, for a total fair value of consideration transferred of $388.9 million. As of June 30, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The Company also repaid at the closing $37.9 million of assumed debt.
OraPharma’s lead product is Arestin®, a locally administered antibiotic for the treatment of periodontitis that utilizes an advanced controlled-release delivery system and is indicated for use in conjunction with scaling and root planing for the treatment of adult periodontitis.

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

Amounts Recognized as of Acquisition Date
Cash	$14,119
Accounts receivable(a)	10,348
Inventories	3,222
Other current assets	4,063
Property and equipment	8,181
Identifiable intangible assets, excluding acquired IPR&D(b)	466,408
Acquired IPR&D(c)	15,464
Other non-current assets	1,862
Current liabilities	(9,675)
Long-term debt, including current portion(d)	(37,868)
Deferred income taxes, net	(173,907)
Other non-current liabilities	(158)
Total identifiable net assets	302,059
Goodwill(e)	86,802
Total fair value of consideration transferred	$388,861
______________________

(a)	Both the fair value and gross contractual amount of trade accounts receivable acquired were $10.3 million, as the Company expects that the amount to be uncollectible is negligible.

(b)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	12	$446,958
Corporate brand	15	19,450
Total identifiable intangible assets acquired	12	$466,408

(c)	The acquired in-process research and development (“IPR&D”) assets primarily relate to the development of Arestin Peri-Implantitis, which is indicated for anti-inflammatory and anti-bacterial use.

(d)	Effective June 18, 2012, the Company terminated the credit facility agreement, repaid the assumed debt outstanding and cancelled the undrawn credit facilities.

(e)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•	cost savings, operating synergies and other benefits expected to result from combining the operations of OraPharma with those of the Company;

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

•
the value of the continuing operations of OraPharma’s existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, OraPharma’s assembled workforce).
The provisional amount of goodwill has been allocated to the Company’s U.S. Dermatology segment as indicated in note 10.
Acquisition-Related Costs
The Company has incurred to date $4.8 million of transaction costs directly related to the OraPharma acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of OraPharma
The revenues of OraPharma for the period from the acquisition date to June 30, 2012 were $3.9 million, and the net loss was $2.6 million. The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs.
University Medical, Atlantis Pharma, Gerot Lannach and Probiotica
Description of the Transactions
In the six-month period ended June 30, 2012, the Company acquired the following businesses for an aggregate purchase price of $410.4 million, which included contingent consideration obligations with an aggregate acquisition date fair value of $25.9 million.

•
On May 23, 2012, the Company acquired certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), a specialty pharmaceutical company located in the U.S. focused on skincare products. The consideration includes up-front payments of $65.0 million, and the Company may pay a series of contingent consideration payments of up to $40.0 million if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $1.5 million as of the acquisition date. As of June 30, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. University Medical’s main brand is AcneFree, a retail over-the-counter (“OTC”) acne treatment.

•
On May 2, 2012, the Company acquired certain assets from Atlantis Pharma (“Atlantis”), a branded generics pharmaceutical company located in Mexico, for up-front payments of $65.5 million (MXN$847.3 million), and the Company placed an additional $8.9 million (MXN$114.7 million) into an escrow account. The amounts in escrow will be paid to the sellers only if certain regulatory milestones are achieved and therefore such amounts were treated as contingent consideration. The fair value of the contingent consideration was determined to be $7.6 million as of the acquisition date. As of June 30, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The amounts held in escrow as of June 30, 2012 totaled $8.6 million and were classified as Restricted cash in the Company’s consolidated balance sheets. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

•
On March 13, 2012, the Company acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. The Company made an up-front payment of $164.0 million (€125.0 million), and the Company may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. As of June 30, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. As part of the transaction, the Company also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products. Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin.

•
On February 1, 2012, the Company acquired Probiotica Laboratorios Ltda. (“Probiotica”), which markets OTC sports nutrition products and other food supplements in Brazil, for a purchase price of $85.9 million (R$150.0 million), as well as a preliminary working capital payment adjustment of $4.1 million (R$7.1 million).

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, in the aggregate, as of the acquisition dates. The following recognized amounts are provisional and subject to change:

•	amounts for intangible assets, property, plant and equipment and inventories, pending the finalization of valuation efforts;

•	amounts for non-current liabilities, and corresponding indemnification assets, pending finalization of the assessment of contingent liabilities;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
The Company will finalize these amounts as it obtains the information necessary to complete the measurement processes. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in retrospective adjustments to the provisional amounts recognized at the acquisition dates. These changes could be significant. The Company will finalize these amounts no later than one year from the respective acquisition dates.

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized (as adjusted)
Cash and cash equivalents	$1,125	$—	$1,125
Accounts receivable(b)	15,674	—	15,674
Assets held for sale(c)	15,566	—	15,566
Inventories	10,798	—	10,798
Other current assets	1,394	—	1,394
Property, plant and equipment	3,783	—	3,783
Deferred tax assets	996	—	996
Identifiable intangible assets, excluding acquired IPR&D(d)	318,265	3,725	321,990
Acquired IPR&D	400	—	400
Indemnification assets(e)	27,901	—	27,901
Current liabilities	(10,310)	(580)	(10,890)
Liability for uncertain tax position	(6,682)	6,682	—
Other non-current liabilities(e)	(27,901)	—	(27,901)
Total identifiable net assets	351,009	9,827	360,836
Goodwill(f)	59,968	(10,407)	49,561
Total fair value of consideration transferred	$410,977	$(580)	$410,397
________________________

(a)
The measurement period adjustments relate to the Probiotica acquisition and primarily reflect: (i) the elimination of the liability for uncertain tax positions; (ii) the changes in the estimated fair value of the corporate brand intangible asset; and (iii) a decrease in the total fair value of consideration transferred due to a working capital adjustment. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The fair value of trade accounts receivable acquired was $15.7 million, with the gross contractual amount being $16.7 million, of which the Company expects that $1.0 million will be uncollectible.

(c)	Assets held for sale relate to a product brand acquired in the Atlantis acquisition which the Company expects to sell by early 2013.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized (as adjusted)
Product brands	9	$265,789	$—	$265,789
Corporate brands	12	21,783	3,725	25,508
Partner relationships	5	30,693	—	30,693
Total identifiable intangible assets acquired	9	$318,265	$3,725	$321,990

(e)
Other non-current liabilities, and the corresponding indemnification assets, primarily relate to certain asserted and unasserted claims against Probiotica, which include potential tax-related obligations that existed at the acquisition date. The Company is indemnified by the sellers in accordance with indemnification provisions under its contractual arrangements. Indemnification assets and contingent liabilities were recorded at the same amount and classified in the same manner, as components of the purchase price, representing our best estimates of these amounts at the acquisition date, in accordance with guidance for loss contingencies and uncertain tax positions. Under the Company’s contractual arrangement with Probiotica, there is no limitation on the amount or value of indemnity claims that can be made by the Company; however there is a time restriction of either two or five years, depending on the nature of the claim. Approximately $12.9 million (R$22.5 million) of the purchase price for the Probiotica transaction has been placed in escrow in accordance with the indemnification provisions. The escrow account will be maintained for two years, with 50% being released to the sellers after the first year, and the remaining balance released after the second year. The Company expects the total amount of such indemnification assets to be collectible from the sellers. The Company is continuing to gather and assess information with respect to the non-current liabilities and indemnification assets.

(f)
The goodwill relates primarily to the Probiotica acquisition. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. The Company expects that the goodwill will be deductible for tax purposes. University Medical’s, Atlantis’ and Gerot Lannach’s goodwill recorded represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations of University Medical, Atlantis and Gerot Lannach with those of the Company. Probiotica’s goodwill recorded represents the following:

•	the Company’s expectation to develop and market new product brands and product lines in the future;

•	the value associated with the Company’s ability to develop relationships with new customers;

•
the value of the continuing operations of Probiotica’s existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, Probiotica’s assembled workforce).
The provisional amount of University Medical’s goodwill has been allocated to the Company’s U.S. Dermatology segment and the provisional amount of Atlantis’, Gerot Lannach’s and Probiotica’s goodwill has been allocated to the Company’s Emerging Markets segment as indicated in note 10.
Acquisition-Related Costs
The Company has incurred to date $5.1 million, in the aggregate, of transaction costs directly related to the University Medical, Atlantis, Gerot Lannach and Probiotica acquisitions, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of University Medical, Atlantis, Gerot Lannach and Probiotica
The revenues of University Medical, Atlantis, Gerot Lannach and Probiotica for the period from the respective acquisition dates to June 30, 2012 were $41.3 million, in the aggregate, and the net loss was $2.4 million, in the aggregate.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs.
Other
In the six-month period ended June 30, 2012, the Company also acquired the following:

•
On June 8, 2012, the Company acquired certain assets from Swiss Herbal Remedies Limited (“Swiss Herbal”), a nutraceutical company that manufactures and markets a broad range of scientifically formulated vitamins, minerals and supplements for a purchase price of $20.6 million. The fair value of the consideration transferred was assigned primarily to identifiable intangible assets ($9.5 million) and inventory ($6.5 million).

•
On April 11, 2012, the Company acquired Pedinol Pharmacal, Inc. (“Pedinol”), a podiatry-focused, privately-owned specialty pharmaceutical company based in the U.S. for a purchase price of $21.5 million. The fair value of the consideration transferred was assigned primarily to inventory ($12.9 million), identifiable intangible assets ($12.0 million) and loans payable ($(8.5) million).

•
On February 13, 2012, the Company acquired Eyetech Inc. (“Eyetech”), a privately-owned ophthalmic biotechnology company dedicated to the treatment of sight-threatening diseases of the retina, for an up-front purchase price of $22.3 million and potential milestone payments of up to $4.0 million based on sales of Macugen® in 2012 and 2013. The fair value of the up-front and contingent consideration was determined to be $23.2 million as of the acquisition date. The total fair value of the consideration transferred was assigned primarily to product rights intangible assets ($23.3 million), deferred income tax liability ($(9.8) million), receivables ($5.0 million) and inventory ($4.9 million).

These acquisitions are not material, individually, or in the aggregate, to the Company’s financial statements, and therefore the Company is not presenting actual or pro forma financial information.
(b) Business combinations in 2011 include the following:
iNova
Description of the Transaction
On December 21, 2011, the Company acquired iNova from Archer Capital, Ironbridge Capital and other minority management shareholders. The Company made up-front payments of $656.7 million (AUD$657.9 million) and the Company may pay a series of potential milestones of up to $59.9 million (AUD$60 million) based on the success of pipeline activities, product registrations and overall revenue. The fair value of the contingent consideration was determined to be $44.5 million as of the acquisition date, for a total fair value of consideration transferred of $701.2 million. As of June 30, 2012, the assumptions used for determining the fair value of the acquisition-related contingent consideration have not changed significantly from those used at the acquisition date.
iNova sells and distributes a range of prescription and OTC products in Australia, New Zealand, Asia and South Africa, including leading therapeutic weight management brands such as Duromine®/Metermine®, as well as leading OTC brands in the cold and cough area, such as Difflam®, Duro-Tuss® and Rikodeine®.
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

	Amounts Recognized as of Acquisition Date(a)	Measurement Period Adjustments(b)	Amounts Recognized (as adjusted)
Cash and cash equivalents	$8,792	$—	$8,792
Accounts receivable(c)	30,525	—	30,525
Inventories	43,387	(1,400)	41,987
Property, plant and equipment(d)	15,257	(749)	14,508
Identifiable intangible assets(e)	423,950	(2,188)	421,762
Deferred income taxes, net	—	15,893	15,893
Current liabilities	(32,500)	(1,713)	(34,213)
Total identifiable net assets	489,411	9,843	499,254
Goodwill(f)	211,770	(9,843)	201,927
Total fair value of consideration transferred	$701,181	$—	$701,181
_________________________

(a)	As previously reported in the 2011 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) resolution of certain tax aspects of the transaction and the tax impact of pre-tax measurement period adjustments; (ii) changes in the estimated fair value of an intangible asset and the related inventory; (iii) additional information obtained with respect to the fair value of an acquired manufacturing facility; and (iv) additional information obtained with respect to the valuation of compensation-related liabilities. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	The fair value of trade accounts receivable acquired was $30.5 million, with the gross contractual amount being $31.5 million, of which the Company expects that $1.0 million will be uncollectible.

(d)
Property, plant and equipment includes a manufacturing facility, which has a carrying value of $10.2 million as of June 30, 2012 and is classified within Assets held for sale in the consolidated balance sheet as of June 30, 2012. The facility, which is included in the Canada and Australia segment, is expected to be sold during the third quarter of 2012.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Company;

•
the value of the continuing operations of iNova’s existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, iNova’s assembled workforce).
The provisional amount of goodwill has been allocated to the Company’s Canada and Australia segment ($119.5 million) and the Company’s Emerging Markets segment ($82.4 million).
Dermik
Description of the Transaction
On December 16, 2011, the Company acquired Dermik, a dermatological unit of Sanofi in the U.S. and Canada, as well as the worldwide rights to Sculptra® and Sculptra® Aesthetic, for a total cash purchase price of approximately $421.6 million. The acquisition includes Dermik’s inventories and manufacturing facility located in Laval, Quebec. In connection with the acquisition of Dermik, the Company was required by the Federal Trade Commission (“FTC”) to divest 1% clindamycin and 5% benzoyl peroxide gel, a generic version of BenzaClin®, and 5% fluorouracil cream, an authorized generic of Efudex®. For further details, see note 4 titled “ACQUISITIONS AND DISPOSITIONS”.
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

	Amounts Recognized as of Acquisition Date(a)	Measurement Period Adjustments(b)	Amounts Recognized (as adjusted)
Inventories	$32,360	$(3,792)	$28,568
Property, plant and equipment	39,581	—	39,581
Identifiable intangible assets(c)	341,680	1,969	343,649
Deferred tax liability	(1,262)	—	(1,262)
Total identifiable net assets	412,359	(1,823)	410,536
Goodwill(d)	8,141	2,935	11,076
Total fair value of consideration transferred	$420,500	$1,112	$421,612
_________________________

(a)	As previously reported in the 2011 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) changes in estimated inventory reserves, (ii) revisions to certain assumptions impacting the fair value of intangible assets; and (iii) an increase in the total fair value of consideration transferred pursuant to a working capital adjustment provision under the purchase agreement. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized (as adjusted)
Product brands	9	$292,472	$1,816	$294,288
Product rights	5	33,857	227	34,084
Manufacturing agreement	5	15,351	(74)	15,277
Total identifiable intangible assets acquired	9	$341,680	$1,969	$343,649

(d)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company expects that $6.4 million of the goodwill will be deductible for tax purposes. The goodwill recorded represents primarily the value of Dermik’s assembled workforce. The goodwill has been allocated to the Company’s U.S. Dermatology segment.

Ortho Dermatologics
Description of the Transaction
On December 12, 2011, the Company acquired assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc., for a total cash purchase price of approximately $345.2 million. The assets acquired included prescription brands Retin-A Micro®, Ertaczo®, Renova® and Biafine®.
Ortho Dermatologics is a leader in the field of dermatology and has developed several products to treat skin disorders and dermatologic conditions.
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

	Amounts Recognized as of Acquisition Date(a)	Measurement Period Adjustments(b)	Amounts Recognized (as adjusted)
Inventories	$6,169	$—	$6,169
Property, plant and equipment	206	—	206
Identifiable intangible assets, excluding acquired IPR&D(c)	333,599	—	333,599
Acquired IPR&D(d)	4,318	—	4,318
Deferred tax liability	(1,690)	—	(1,690)
Total identifiable net assets	342,602	—	342,602
Goodwill(e)	3,507	(915)	2,592
Total fair value of consideration transferred	$346,109	$(915)	$345,194
____________________

(a)	As previously reported in the 2011 Form 10-K.

(b)
The measurement period adjustment reflects a decrease in the total fair value of consideration transferred pursuant to a working capital adjustment provision under the purchase agreement. The measurement period adjustment was made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. This adjustment did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	The identifiable intangible assets acquired relate to product brands intangible assets with an estimated weighted-average useful life of approximately nine years.

(d)	The acquired IPR&D asset relates to the development of the MC5 program, a topical treatment for acne vulgaris. In the second quarter

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

of 2012, the Company terminated the MC5 program and recognized a charge of $4.3 million to write off the related IPR&D asset. This charge was recognized as Acquired in-process research and development in the Company's consolidated statements of (loss) income.

(e)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations of Ortho Dermatologics with those of the Company. The goodwill has been allocated to the Company’s U.S. Dermatology segment.

Afexa
Description of the Transaction
On October 17, 2011, the Company acquired 73.8% (80,929,921 common shares) of the outstanding common shares of Afexa Life Sciences Inc. (“Afexa”) for cash consideration of $67.7 million. The acquisition date fair value of the 26.2% noncontrolling interest in Afexa of $23.8 million was estimated using quoted market prices on such date, for a total fair value of consideration transferred of $91.5 million.
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

	Amounts Recognized as of Acquisition Date(a)	Measurement Period Adjustments(b)	Amounts Recognized (as adjusted)
Cash	$1,558	$—	$1,558
Accounts receivable(c)	9,436	(1,524)	7,912
Inventories	22,489	—	22,489
Other current assets	5,406	—	5,406
Property and equipment	8,766	—	8,766
Identifiable intangible assets(d)	80,580	(5,850)	74,730
Current liabilities	(18,104)	—	(18,104)
Deferred income taxes, net	(20,533)	1,462	(19,071)
Other non-current liabilities	(1,138)	—	(1,138)
Total identifiable net assets	88,460	(5,912)	82,548
Goodwill(e)	3,070	5,912	8,982
Total fair value of consideration transferred	$91,530	$—	$91,530
________________________

(a)	As previously reported in the 2011 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) changes in the estimated fair value of certain intangible assets; (ii) changes in estimated sales reserves; and (iii) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	Both the fair value and gross contractual amount of trade accounts receivable acquired were $7.9 million, as the Company expects that

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

the amount to be uncollectible is negligible.

(d)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized (as adjusted)
Product brands	11	$65,194	$(5,850)	$59,344
Patented technology	7	15,386	—	15,386
Total identifiable intangible assets acquired	10	$80,580	$(5,850)	$74,730

(e)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•	cost savings, operating synergies and other benefits expected to result from combining the operations of Afexa with those of the Company; and

•	intangible assets that do not qualify for separate recognition (for instance, Afexa’s assembled workforce).
The goodwill has been allocated to the Company’s Canada and Australia segment.
Sanitas
Description of the Transaction
On August 19, 2011 (the “Sanitas Acquisition Date”), the Company acquired 87.2% of the outstanding shares of AB Sanitas (“Sanitas”) for cash consideration of $392.3 million. Prior to the Sanitas Acquisition Date, the Company acquired 1,502,432 shares of Sanitas, which represented approximately 4.8% of the outstanding shares. As a result, as of the Sanitas Acquisition Date, the Company held a controlling financial interest in Sanitas of 92%, or 28,625,025 shares. The acquisition date fair value of the 8% noncontrolling interest in Sanitas of $34.8 million, and the acquisition date fair value of the previously-held 4.8% equity interest of $21.1 million, were estimated using quoted market prices on such date.
On September 2, 2011, the Company announced a mandatory non-competitive tender offer (the “Tender Offer”) to purchase the remaining outstanding ordinary shares of Sanitas from all public shareholders at €10.06 per share. The Tender Offer closed on September 15, 2011, on which date the Company purchased an additional 1,968,631 shares (6.4% of the outstanding shares of Sanitas) for approximately $27.4 million. As a result of this purchase, the Company owned 30,593,656 shares or approximately 98.4% of Sanitas as of September 15, 2011.
On September 22, 2011, the Company received approval from the Securities Commission of the Republic of Lithuania to conduct the mandatory tender offer through squeeze out procedures (the “Squeeze Out”) at a price per one ordinary share of Sanitas equal to €10.06, which required that all minority shareholders sell to the Company the ordinary shares of Sanitas owned by them (512,264 ordinary shares, or 1.6% of Sanitas).
As the Company maintained a controlling financial interest in Sanitas during the Tender Offer, the additional ownership interest of 6.4% acquired in Sanitas was accounted for as an equity transaction between owners. The noncontrolling interest in Sanitas of approximately 1.6% to be acquired through the Squeeze Out procedures was classified as a liability in the Company’s consolidated balance sheet as it was mandatorily redeemable. As of June 30, 2012, the amount due to Sanitas shareholders of $2.4 million was included in Accrued liabilities and other current liabilities.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The Company has not recognized any additional measurement period adjustments to the amounts previously reported in the 2011 Form 10-K. The amount of goodwill of $204.8 million has been allocated to the Company’s Emerging Markets segment.
PharmaSwiss
Description of the Transaction
On March 10, 2011, the Company acquired all of the issued and outstanding stock of PharmaSwiss S.A. (“PharmaSwiss”), a privately-owned branded generics and OTC pharmaceutical company based in Zug, Switzerland. As of the acquisition date, the total consideration transferred to effect the acquisition of PharmaSwiss comprised of cash paid of $491.2 million (€353.1 million) and the rights to contingent consideration payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss were achieved for the 2011 calendar year. The fair value of the contingent payments was determined to be $27.5 million as of the acquisition date. In May 2012, the Company made a contingent consideration payment of $12.4 million (€10.0 million) based on the net sales results for the 2011 calendar year. There are no remaining contingent consideration payments under this arrangement.
In connection with the transaction, in February 2011, the Company entered into foreign currency forward-exchange contracts to buy €130.0 million, which were settled on March 9, 2011. The Company recorded a $5.1 million gain on the settlement of these contracts, which was partially offset by a foreign exchange loss of $2.4 million recognized on the remaining €220.0 million bought to finance the transaction. The net foreign exchange gain of $2.7 million was recognized in Foreign exchange and other in the consolidated statement of (loss) income in the three-month period ended March 31, 2011.
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
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The Company has not recognized any additional measurement period adjustments to the amounts previously reported in the 2011 Form 10-K. The amount of goodwill of $159.7 million has been allocated to the Company’s Emerging Markets segment.
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and six-month periods ended June 30, 2012 and 2011, as if the OraPharma, University Medical, Atlantis, Gerot Lannach and Probiotica acquisitions had occurred as of January 1, 2011 and the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions had occurred as of January 1, 2010. The unaudited pro forma information does not include the license agreement entered into in June 2011 to acquire the rights to Elidel® and Xerese®, as the impact is immaterial to these pro forma results and it was impracticable to obtain the necessary historical information as discrete financial statements for these product lines were not prepared. In addition, the unaudited pro forma information does not include the Dermik acquisition, as it was impracticable to obtain the necessary historical information as discrete financial statements were not prepared.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$848,289	$788,797	$1,750,458	$1,579,579
Net (loss) income	(5,408)	51,475	(9,407)	49,622
Basic (loss) earnings per share	$(0.02)	$0.17	$(0.03)	$0.16
Diluted (loss) earnings per share	$(0.02)	$0.16	$(0.03)	$0.15
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, OraPharma, University Medical, Atlantis, Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa. Except to the extent realized in the three-month and six-month periods ended June 30, 2012, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month and six-month periods ended June 30, 2012, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with OraPharma, University Medical, Atlantis, Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the OraPharma, University Medical, Atlantis, Gerot Lannach and Probiotica acquisitions and the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions been completed on January 1, 2011 and January 1, 2010, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily adjustments consistent with the unaudited pro forma information related to the following unaudited pro forma adjustments related to these acquisitions:

•
elimination of OraPharma’s, University Medical’s, Atlantis’, Gerot Lannach’s, Probiotica’s, PharmaSwiss’, Sanitas’, Ortho Dermatologics’, iNova’s and Afexa’s historical intangible asset amortization expense;

•	additional amortization expense related to the provisional fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;

•	additional interest expense associated with the financing obtained by the Company in connection with the various acquisitions;

•
the exclusion from pro forma earnings in the six-month period ended June 30, 2012 of the acquisition accounting adjustments on iNova’s, Ortho Dermatologics’, Afexa’s, Probiotica’s, OraPharma’s, University Medical’s and Atlantis’ inventories that were sold subsequent to the acquisition date of $28.2 million, in the aggregate, and the exclusion of $15.8 million of acquisition-related costs, in the aggregate, incurred for the acquisitions of OraPharma, University Medical, Atlantis, Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa in the six-month period ended June 30, 2012, and the inclusion of those amounts in pro forma earnings for the applicable comparative periods; and

•
the exclusion from pro forma earnings in the three-month period ended June 30, 2012 of the acquisition accounting adjustments on iNova’s, Ortho Dermatologics’, Afexa’s, Probiotica’s, OraPharma’s, University Medical’s and Atlantis’ inventories that were sold subsequent to the acquisition date of $11.3 million, and the exclusion of $13.2 million of acquisition-related costs, in the aggregate, incurred for the acquisitions of OraPharma, University Medical, Atlantis, Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa in the three-month period ended June 30, 2012, and the inclusion of those amounts in pro forma earnings for the applicable comparative periods.

The pro forma earnings also exclude amortization of inventory step-up that arose from the Merger that was recognized in the three-month and six-month periods ended June 30, 2011. Such amounts were included in the applicable

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

comparative period for purposes of pro forma financial information.
In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	ACQUISITIONS AND DISPOSITIONS
Divestitures of IDP-111 and 5-FU
In connection with the acquisition of Dermik, the Company was required by the FTC to divest 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”), a generic version of BenzaClin®, and 5% fluorouracil cream (“5-FU”), an authorized generic of Efudex®.
On February 3, 2012, the Company sold the IDP-111 and 5-FU products. In the fourth quarter of 2011, the Company recognized $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell. The adjusted carrying values of $54.4 million and $14.8 million for IDP-111 and 5-FU, respectively, were classified as Assets held for sale on the consolidated balance sheet as of December 31, 2011 and were included within the U.S. Dermatology reporting segment. IDP-111 and 5-FU were considered non-core products with respect to the Company’s business strategy, which contemplates, on an ongoing basis, the selective purchase and sale of products and assets with a focus on core geographies and therapeutic classes. The Company, therefore, considers the sale or the out-license of non-core products to be part of its ongoing major and central operations. Accordingly, proceeds on the sale of non-core products are recognized as alliance revenue, with the associated costs, including the carrying amount of related assets, recorded as cost of alliance revenue. In connection with the sale of the IDP-111 and 5-FU, the Company recognized $66.3 million of cash proceeds as alliance revenue in the first quarter of 2012 and expensed the carrying amounts of the IDP-111 and 5-FU assets of $69.2 million, in the aggregate, as cost of alliance revenue. The cash proceeds from this transaction are classified within investing activities in the consolidated statements of cash flows.
Cloderm®
On March 31, 2011, the Company out-licensed the product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy’s Laboratories, in exchange for a $36.0 million up-front payment, which was received in early April 2011, and future royalty payments. The Cloderm® product rights intangible asset was recorded at a fair value of $31.8 million as of the Merger Date, and had a remaining unamortized carrying value of $30.7 million at March 31, 2011. Cloderm® was considered a non-core product with respect to the Company’s business strategy. Accordingly, the Company recognized the up-front payment as alliance revenue in the first quarter of 2011 and expensed the carrying amount of the Cloderm® intangible assets as cost of alliance revenue. The cash proceeds from this transaction are classified within investing activities in the consolidated statements of cash flows. The Company recognizes the royalty payments as alliance revenue as they are earned.
Zovirax®
On February 22, 2011 and March 25, 2011, the Company acquired the U.S. and Canadian rights, respectively, to non-ophthalmic topical formulations of Zovirax® from GlaxoSmithKline (“GSK”). Pursuant to the terms of the asset purchase agreements, the Company paid GSK an aggregate amount of $300.0 million in cash for both the U.S. and Canadian rights. The Company had been marketing Zovirax® in the U.S. since January 1, 2002, under a 20-year exclusive distribution agreement with GSK, which distribution agreement terminated following the closing of the U.S. transaction. The Company has entered into new supply agreements and new trademark license agreements with GSK with respect to the U.S. and Canadian territories.
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

In October 2008, Valeant closed the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with GSK to develop and commercialize a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures and its backup compounds, with a generic name of ezogabine in the U.S. and retigabine in all other countries. Pursuant to the terms of the Collaboration Agreement, Valeant granted co-development rights and worldwide commercialization rights to GSK.
In March 2011, the European Commission granted marketing authorization for Trobalt™ (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application for Potiga™ (ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. In December 2011, ezogabine/retigabine received scheduling as a controlled substance, which triggered the commencement of amortization.
In connection with the first sale of Potiga™ in the U.S. (which occurred in April 2012), GSK paid the Company a $45.0 million milestone payment, and the Company will share up to 50% of the net profits from the sale of Potiga™. In addition, in connection with the first sale of Trobalt™ by GSK in the European Union (which occurred in May 2011), GSK paid the Company a $40.0 million milestone payment and will pay up to a 20% royalty on net sales of the product. As substantive uncertainty existed at the inception of the Collaboration Agreement as to whether the milestones would be achieved because of the uncertainty involved with obtaining regulatory approval, no amounts were previously recognized for these potential milestone payments. The milestone payments (1) relate solely to past performance of the Company, (2) are reasonable relative to the other deliverables and payment terms within the Collaboration Agreement, and (3) are commensurate with the Company’s efforts in collaboration with GSK to achieve the milestone events and the increase in value of ezogabine/retigabine. Accordingly, the milestones are considered substantive, and the milestone payments are being recognized by the Company as alliance and royalty revenue upon achievement. In the three-month periods ended June 30, 2012 and 2011, the Company recorded $45.0 million and $40.0 million of milestone payments from GSK in connection with the launches of Potiga™ and Trobalt™, respectively.

6.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
The Company has completed measures to integrate the operations of Biovail and Valeant, capture operating synergies and generate cost savings across the Company. In connection with these cost-rationalization and integration initiatives, the Company has incurred costs including: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who were terminated as a result of the Merger; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with the Company’s research and development model; costs to consolidate or close facilities and relocate employees, asset impairments charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs.
The following table summarizes the major components of costs incurred in connection with these initiatives through June 30, 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation			Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)
Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)
Balance, December 31, 2011	2,158	681	—	10,314	13,153
Costs incurred and charged to expense	1,586	—	—	12,334	13,920
Cash payments	(3,288)	—	—	(22,572)	(25,860)
Non-cash adjustments	442	(681)	—	378	139
Balance, March 31, 2012	898	—	—	454	1,352
Costs incurred and charged to expense	—	—	—	—	—
Cash payments	(409)	—	—	(14)	(423)
Non-cash adjustments	(6)	—	—	(193)	(199)
Balance, June 30, 2012	$483	$—	$—	$247	$730
Facility closure costs incurred in the six-month period ended June 30, 2012 primarily included an incremental $10.2 million charge for the remaining operating lease obligations related to our vacated Mississauga, Ontario corporate office facility.
In addition to costs associated with the Company’s Merger-related initiatives, in the six-month period ended June 30, 2012, the Company incurred an additional $78.4 million of other restructuring, integration-related and other costs, including $30.4 million of severance costs, and made payments of $77.4 million. These costs were primarily related to the acquisitions of Dermik, Ortho Dermatologics, Afexa, iNova, Sanitas and PharmaSwiss, the global consolidation of the Company’s manufacturing facilities, and systems integration initiatives.

7.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components of the Company’s financial assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of June 30, 2012				As of December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$204,097	$204,097	$—	$—	$27,711	$27,711	$—	$—
Available-for-sale equity securities	—	—	—	—	3,364	3,364	—	—
Available-for-sale debt securities:
Corporate bonds	—	—	—	—	2,974	2,974	—	—
Total financial assets	$204,097	$204,097	$—	$—	$34,049	$34,049	$—	$—

Cash equivalents	$204,097	$204,097	$—	$—	$27,711	$27,711	$—	$—
Marketable securities	—	—	—	—	6,338	6,338	—	—
Total financial assets	$204,097	$204,097	$—	$—	$34,049	$34,049	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(500,386)	$—	$—	$(500,386)	$(420,084)	$—	$—	$(420,084)
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
There were no transfers between Level 1 and Level 2 during the six-month period ended June 30, 2012.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six-month period ended June 30, 2012:

	Balance, January 1, 2012	Issuances(a)	Payments(b)	Net unrealized Loss (c)	Foreign Exchange(d)	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2012
Acquisition-related contingent consideration	$(420,084)	$(126,028)	$61,916	$(17,568)	$1,378	$—	$—	$(500,386)
________________________

(a)	Relates primarily to the OraPharma, Gerot Lannach, Atlantis and University Medical acquisitions as described above in note 3.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

(b)	Relates primarily to payments of acquisition-related contingent consideration related to the Elidel®/Xerese® license agreement entered into in June 2011 and the PharmaSwiss acquisition.

(c)
Recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income. The balance is primarily driven by fair value adjustments of $13.5 million related to the Elidel®/Xerese® license agreement and $4.0 million related to the iNova acquisition described above in note 3.

(d)	Included in Foreign exchange and other in the consolidated statements of (loss) income.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the six-month period ended June 30, 2012.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table summarizes the estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$204,097	$204,097	$27,711	$27,711
Marketable securities	—	—	6,338	6,338
Long-term debt (as described in note 11)(a)	(7,551,175)	(7,772,258)	(6,651,011)	(6,732,568)
__________________________

(a)	Fair value measurement of long-term debt was estimated using the quoted market prices for the same issues and other pertinent information available to management (Level 1).
The following table summarizes the Company’s marketable securities by major security type as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012				As of December 31, 2011
	Cost Basis	Fair Value	Gross Unrealized		Cost Basis	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Corporate bonds	$—	$—	$—	$—	$2,983	$2,974	$—	$(9)
Equity securities	—	—	—	—	1,730	3,364	1,634	—
	$—	$—	$—	$—	$4,713	$6,338	$1,634	$(9)
Gross gains and losses realized on the sale of marketable debt securities were not material in the three-month and six-month periods ended June 30, 2012 and 2011.

9.	INVENTORIES
The components of inventories as of June 30, 2012 and December 31, 2011 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of June 30, 2012	As of December 31, 2011
Raw materials	$90,946	$63,368
Work in process	46,624	64,108
Finished goods	297,051	250,555
	434,621	378,031
Less allowance for obsolescence	(45,892)	(22,819)
	$388,729	$355,212

10.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$6,599,694	$(1,047,262)	$5,552,432	$6,442,371	$(737,876)	$5,704,495
Corporate brands	243,404	(17,502)	225,902	181,349	(10,630)	170,719
Product rights	1,941,837	(393,118)	1,548,719	1,302,748	(306,936)	995,812
Partner relationships	159,415	(27,650)	131,765	135,095	(15,633)	119,462
Out-licensed technology and other	167,235	(46,980)	120,255	174,873	(38,915)	135,958
Total finite-lived intangible assets	9,111,585	(1,532,512)	7,579,073	8,236,436	(1,109,990)	7,126,446
Indefinite-lived intangible assets:
Acquired IPR&D(a)	542,483	—	542,483	531,352	—	531,352
	$9,654,068	$(1,532,512)	$8,121,556	$8,767,788	$(1,109,990)	$7,657,798
_________________________

(a)
In the second quarter of 2012, the Company wrote off $4.3 million relating to the termination of the MC5 program (U.S. Dermatology segment) acquired as part of the Ortho Dermatologics acquisition in 2011 described above under note 3. The write-off of the IPR&D asset was recorded in Acquired in-process research and development expense in the consolidated statements of (loss) income.

The increase in intangible assets primarily reflects the acquisition of OraPharma, Gerot Lannach, University Medical, Atlantis and Probiotica identifiable intangible assets (as described in note 3).
Amortization expense related to intangible assets was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Alliance and royalty revenue	$—	$268	$—	$536
Cost of goods sold	531	2,025	2,557	4,051
Amortization expense	210,570	114,946	411,213	226,989
	$211,101	$117,239	$413,770	$231,576
The increase in amortization expense in the three-month and six-month periods ended June 30, 2012 primarily reflected the amortization of ezogabine/retigabine which was reclassified from IPR&D to a finite-lived intangible asset in December 2011 and the amortization of the acquired identifiable intangible assets from the acquisitions of iNova,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Dermik, Ortho Dermatologics and Sanitas, as well as the license agreement for Elidel®/Xerese®.
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$848,426	$869,463	$864,646	$859,778	$843,659
Goodwill
The changes in the carrying amount of goodwill in the six-month period ended June 30, 2012 were as follows:

	U.S. Dermatology	U.S. Neurology and Other	Canada and Australia	Emerging Markets	Total
Balance, January 1, 2012(a)	$491,651	$1,542,203	$498,198	$1,066,734	$3,598,786
Additions(b)	93,115	—	2,093	46,722	141,930
Adjustments(c)	2,020	—	(3,931)	—	(1,911)
Foreign exchange and other	(324)	—	1,719	(15,859)	(14,464)
Balance, June 30, 2012	$586,462	$1,542,203	$498,079	$1,097,597	$3,724,341
____________________________

(a)
Effective in the first quarter of 2012, the Company has four reportable segments: U.S. Dermatology, U.S. Neurology and Other, Canada and Australia and Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. For further details, see note 20 titled “SEGMENT INFORMATION”.

(b)	Primarily relates to the OraPharma, Probiotica and Gerot Lannach acquisitions (as described in note 3).

(c)	Primarily reflects the impact of measurement period adjustments related to the iNova, Dermik and Afexa acquisitions (as described in note 3).
As described in note 3, the allocation of the goodwill balance associated with the OraPharma, University Medical, Atlantis, Gerot Lannach, Probiotica, and iNova acquisitions is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

11.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT
A summary of the Company’s consolidated short-term borrowings and long-term debt as of June 30, 2012 and December 31, 2011 is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Maturity Date	As of June 30, 2012	As of December 31, 2011
Short-term borrowings
Brazil Uncommitted Line of Credit(a)	August 2012	$5,431	$—

Long-term debt
Revolving Credit Facility(b)	April 2016	$—	$220,000
Term Loan A Facility(b)	April 2016	2,134,466	2,185,520
New Term Loan B Facility(b)	February 2019	1,170,651	—
Senior Notes:
6.50%	July 2016	915,500	915,500
6.75%	October 2017	498,127	497,949
6.875%	December 2018	938,827	938,376
7.00%	October 2020	686,444	686,228
6.75%	August 2021	650,000	650,000
7.25%	July 2022	540,881	540,427

5.375% Convertible Notes(c)	August 2014	16,279	17,011
		7,551,175	6,651,011
Less current portion		(195,154)	(111,250)
Total long-term debt		$7,356,021	$6,539,761
_________________________

(a)	Short-term borrowings under uncommitted line of credit have been included in Accrued liabilities and other current liabilities in the consolidated balance sheets.

(b)
On February 13, 2012, the Company and certain of its subsidiaries, as guarantors, amended and restated the credit agreement to provide for a facility of up to $3.1 billion and amend certain provisions. In addition, on June 14, 2012, the Company entered into a joinder agreement to the Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) to increase the senior secured term loan B facility by $600.0 million to $1.2 billion and amend certain provisions.

(c)
On June 29, 2012, the Company distributed a notice of redemption to holders of the Company’s 5.375% Convertible Notes, pursuant to which all of the outstanding 5.375% Convertible Notes would be redeemed on August 2, 2012. The outstanding amount of the Company’s 5.375% Convertible Notes has been classified as Current portion of long-term debt in the consolidated balance sheets. Refer to note 12 — Securities Repurchase Program for further details.

The total fair value of the Company’s long-term debt, with carrying values of approximately $7.6 billion and $6.7 billion at June 30, 2012 and December 31, 2011, was $7.8 billion and $6.7 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same issues and other pertinent information available to management as of the end of the respective periods.
Brazil Uncommitted Line of Credit
On February 29, 2012, the Company’s subsidiary in Brazil entered into an uncommitted unsecured line of credit with a financial institution with total availability of R$16.0 million ($8.0 million at June 30, 2012). This uncommitted unsecured line of credit expires on August 27, 2012, is renewable and bears an interest rate of the Interbank Deposit Certificate Rate plus 0.23% per month. As of June 30, 2012, the Company had $5.4 million of borrowings under this line of credit, with $2.6 million of remaining availability. The effective interest rate on the drawn borrowings was approximately 0.9% per month.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Credit Agreement with a syndicate of financial institutions and investors. As of that date, the Credit Agreement provided for a $275 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the “Revolving Credit Facility”), a $2.225 billion senior secured term loan A facility (the “Term

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Loan A Facility”) and a $600 million senior secured term loan B facility (the “Term Loan B Facility”). The Revolving Credit Facility matures on April 20, 2016 and does not amortize. The Term Loan A Facility matures on April 20, 2016 and began amortizing quarterly on March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20% annually commencing March 31, 2014, payable in quarterly installments. The Term Loan B Facility matures on February 13, 2019 and began amortizing quarterly on June 30, 2012 at an annual rate of 1.0%.
On June 14, 2012, the Company and certain of its subsidiaries as guarantors, entered into a joinder agreement to increase the amount of the Term Loan B Facility. The joinder agreement increased the amount of commitments under the Term Loan B Facility by $600.0 million of incremental term loans (the Term Loan B Facility as so amended, the “New Term Loan B Facility” and together with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). The incremental term loans mature on February 13, 2019, amortize quarterly commencing September 30, 2012 at an annual rate of 1.0% and have terms that are consistent with the Company’s Term Loan B Facility.
As of June 30, 2012, $2,134.5 million in term loans was outstanding under the Term Loan A Facility, $1,170.7 million in term loans was outstanding under the New Term Loan B Facility and the Company had no outstanding borrowings under the Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility and the Term Loan A Facility bear interest at a rate per annum equal to, at the Company’s option either (a) a base rate determined by reference to the higher of (1) the rate of interest quoted in the print edition of The Wall Street Journal, Money Rates Section, as the Prime Rate (currently defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks) and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the Revolving Credit Facility and the Term Loan A Facility was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. Interest rates for the Revolving Credit Facility and the Term Loan A Facility are subject to increase or decrease quarterly based on leverage ratios. As of June 30, 2012, the effective rate of interest on the Company’s borrowings under both the Revolving Credit Facility and the Term Loan A Facility was 3.5% per annum.
The applicable margin for borrowings under the New Term Loan B Facility is 2.75% with respect to base rate borrowings and 3.75% with respect to LIBO rate borrowings. The LIBO rate shall at no time be less than 1%. As of June 30, 2012, the effective rate of interest on the Company’s borrowings under the New Term Loan B Facility was 4.1% per annum.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. Except for repayments of outstanding loans under the New Term Loan B Facility in connection with certain refinancings on or prior to February 13, 2013 with respect to the initial tranche B term loans and June 14, 2013, with respect to the incremental tranche B term loans, the Company is permitted to voluntarily repay outstanding loans under the Term Loan A Facility and the New Term Loan B Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. Repayments of outstanding loans under the New Term Loan B Facility in connection with certain refinancings on or prior to February 13, 2013 with respect to the initial tranche B term loans and June 14, 2013 with respect to the incremental tranche B term loans, require a prepayment premium of 1% of such loans prepaid.
The Company’s obligations and the obligations of the guarantors under the Senior Secured Credit Facilities and certain hedging arrangements and cash management arrangements entered into with lenders under the Senior Secured Credit Facilities (or affiliates thereof) are secured by first-priority security interests in substantially all tangible and intangible assets of Valeant and the guarantors, including 100% of the capital stock of Valeant and each domestic subsidiary of Valeant, 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or a guarantor that is a subsidiary of Valeant, and 100% of the capital stock of each other material subsidiary of the Company (other than Valeant’s subsidiaries), in each case subject to certain exclusions set forth in the credit documentation governing the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to: incur additional indebtedness; create liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, amalgamate or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; engage in transactions with affiliates; enter into new lines of business; and enter into amendments of or waivers under subordinated indebtedness, organizational documents and certain other material agreements.
The Credit Agreement requires that the Company maintain a secured leverage ratio not to exceed 2.50 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending March 31, 2012. The Credit Agreement requires that the Company maintain an interest coverage ratio of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Senior Secured Credit Facilities. As of June 30, 2012, the Company was in compliance with all covenants associated with the Senior Secured Credit Facilities.
4.0% Convertible Notes
On April 20, 2011, the Company distributed a notice of redemption to holders of Valeant’s 4.0% convertible subordinated notes due 2013 (the “4.0% Convertible Notes”), pursuant to which all of the outstanding 4.0% Convertible Notes were redeemed on May 20, 2011 (the “Redemption Date”), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. The 4.0% Convertible Notes called for redemption were converted into 17,782,764 common shares of the Company, at a conversion rate of 79.0667 common shares per $1,000 principal amount of notes, which represented a conversion price of approximately $12.65 per share.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

With respect to Valeant’s call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes, these agreements consisted of purchased call options on 15,813,338 common shares, which matured on May 20, 2011, and written call options on the identical number of shares, which matured on August 18, 2011. As of the Merger Date, these call options were to be settled in common shares of the Company. In June 2011, 11,479,365 common shares were received on the net-share settlement of the purchased call options, which common shares were subsequently cancelled.

12.	SECURITIES REPURCHASE PROGRAM
On November 4, 2010, the Company announced that its board of directors had approved a securities repurchase program, pursuant to which the Company could make purchases of its common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company’s financing agreements and applicable law. On August 29, 2011, the Company announced that its board of directors had approved an increase of $300.0 million under its securities repurchase program (the “Securities Repurchase Program”). As a result, under the Securities Repurchase Program, the Company was able to repurchase up to $1.8 billion of its convertible notes, senior notes, common shares and/or other notes or shares that may be issued prior to the completion of the program. The Securities Repurchase Program terminated on November 7, 2011.
On November 3, 2011, the Company announced that its board of directors had approved a new securities repurchase program (the “New Securities Repurchase Program”). Under the New Securities Repurchase Program, which commenced on November 8, 2011, the Company may make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as the Company completes its purchases. The amount of securities to be purchased and the timing of purchases under the New Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements and applicable law. The securities to be repurchased will be funded using the Company’s cash resources.
Repurchase of 5.375% Convertible Notes
In the six-month period ended June 30, 2012, under the New Securities Repurchase Program, the Company repurchased $1.1 million principal amount of the 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”) for a purchase price of $4.0 million. The carrying amount of the 5.375% Convertible Notes purchased was $1.0 million (net of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $1.1 million. The difference of $0.1 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $2.9 million between the estimated fair value of $1.1 million and the purchase price of $4.0 million resulted in charges to additional paid-in capital and accumulated deficit of $0.2 million and $2.7 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $0.1 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $3.9 million is presented in the consolidated statement of cash flows as an outflow from financing activities.
In the six-month period ended June 30, 2011, under the Securities Repurchase Program, the Company repurchased $109.0 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $344.0 million. The carrying amount of the 5.375% Convertible Notes purchased was $93.3 million (net of $3.1 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $111.6 million. The difference of $18.3 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $232.4 million between the estimated fair value of $111.6 million and the purchase price of $344.0 million resulted in charges to additional paid-in capital and accumulated deficit of $17.6 million and $214.8 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $5.0 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $339.0 million is presented in the consolidated statement of cash flows as an outflow from financing activities.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

On June 29, 2012, the Company distributed a notice of redemption to holders of the Company’s 5.375% Convertible Notes, pursuant to which all of the outstanding 5.375% Convertible Notes would be redeemed on August 2, 2012 (the “Redemption Date”), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. The 5.375% Convertible Notes called for redemption were convertible at the election of the holders at any time before the close of business on August 1, 2012, but may not be converted on or after the Redemption Date unless the Company fails to pay the redemption price. For those holders electing conversion of the 5.375% Convertible Notes, the Company will settle all such 5.375% Convertible Notes  in cash.
Share Repurchases
In the six-month period ended June 30, 2012, under the New Securities Repurchase Program, the Company repurchased 5,257,454 of its common shares for an aggregate purchase price of $280.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $178.4 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
In March 2011, under the Securities Repurchase Program, the Company repurchased 7,366,419 of its common shares from ValueAct Capital Master Fund, L.P. (“ValueAct”) for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of June 30, 2012, the Company had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the repurchase. In May 2011, a subsidiary of the Company purchased 4,498,180 of the Company’s common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, the Company purchased these common shares from its subsidiary and the common shares were subsequently cancelled. The excess of the purchase price over the carrying value of the common shares repurchased of $292.6 million in the six-month period ended June 30, 2011was charged to the accumulated deficit. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company’s board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant’s board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.
Total Repurchases
As of June 30, 2012, the Company had repurchased approximately $442.5 million, in the aggregate, of its convertible notes, senior notes and common shares under the New Securities Repurchase Program.

13.	SHARE-BASED COMPENSATION
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options(1)	$5,365	$9,075	$12,076	$26,725
RSUs	9,791	16,483	22,232	28,726
Stock-based compensation expense	$15,156	$25,558	$34,308	$55,451

Cost of goods sold(1)	$(230)	$267	$—	$702
Research and development expenses(1)	210	267	440	702
Selling, general and administrative expenses(1)	15,176	25,024	33,868	53,898
Restructuring and other costs	—	—	—	149
Stock-based compensation expense	$15,156	$25,558	$34,308	$55,451
_______________________

(1)	On March 9, 2011, the Company’s compensation committee of the board of directors approved an equitable adjustment to all stock options

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

outstanding as of that date for employees and directors as of such date, in connection with the post-Merger special dividend of $1.00 per common share declared on November 4, 2010 and paid on December 22, 2010. As the Company’s stock option awards do not automatically adjust for dividend payments, this adjustment was treated as a modification of the terms and conditions of the outstanding options. The incremental fair value of the modified awards was determined to be $15.4 million, of which $9.2 million related to vested options, which was expensed in the first quarter of 2011 as follows: cost of goods sold ($0.2 million), selling, general and administrative expenses ($8.8 million) and research and development expenses ($0.2 million). The remaining $6.2 million is being recognized over the remaining requisite service period of the unvested options.
In the six-month periods ended June 30, 2012 and 2011, the Company granted approximately 396,000 stock options with a weighted-average exercise price of $52.87 per option and approximately 384,000 stock options with a weighted-average exercise price of $39.38 per option, respectively. The weighted-average fair values of all stock options granted to employees in the six-month periods ended June 30, 2012 and 2011 were $18.91 and $11.71, respectively.
In the six-month periods ended June 30, 2012 and 2011, the Company granted approximately 209,000 time-based RSUs with a weighted-average grant date fair value of $50.41 per RSU and approximately 151,000 time-based RSUs with a weighted-average grant date fair value of $42.25 per RSU, respectively.
In the six-month period ended June 30, 2012 and 2011, the Company granted approximately 185,000 performance-based RSUs with a weighted-average grant date fair value of $69.26 per RSU and approximately 40,000 performance-based RSUs with a weighted-average grant date fair value of $71.79 per RSU, respectively.
As of June 30, 2012, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $111.3 million, in the aggregate, which will be amortized over a weighted-average period of 2.3 years.

14.	SHAREHOLDERS’ EQUITY

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' equity
	Shares (000s)	Amount
Balance, January 1, 2011	302,449	$5,251,730	$495,041	$(934,511)	$98,836	$4,911,096
Settlement of 4% Convertible Notes	17,783	892,000	(225,971)	(440,046)	—	225,983
Repurchase of equity component of 5.375% Convertible Notes	—	—	(17,600)	(214,785)	—	(232,385)
Common shares issued under share-based compensation plans	3,308	115,771	(143,165)	—	—	(27,394)
Settlement of call options	(11,480)	(179,548)	179,548	—	—	—
Repurchase of common shares	(11,865)	(206,959)	—	(292,605)	—	(499,564)
Share-based compensation	—	—	55,451	—	—	55,451
Employee withholding taxes related to share-based awards	—	—	13,560	(68,238)	—	(54,678)
Tax benefits from stock options exercised	—	—	30,703	—	—	30,703
Reclassification of deferred share units	—	—	9,271	—	—	9,271
	300,195	5,872,994	396,838	(1,950,185)	98,836	4,418,483
Comprehensive income:
Net income	—	—	—	62,842	—	62,842
Other comprehensive income	—	—	—	—	184,093	184,093
Total comprehensive income						246,935
Balance, June 30, 2011	300,195	$5,872,994	$396,838	$(1,887,343)	$282,929	$4,665,418

Balance, January 1, 2012	306,371	$5,963,621	$276,117	$(2,030,292)	$(202,430)	$4,007,016
Repurchase of equity component of 5.375% Convertible Notes	—	—	(180)	(2,682)	—	(2,862)
Common shares issued under share-based compensation plans	939	23,944	(16,925)	—	—	7,019
Repurchase of common shares	(5,257)	(102,340)	—	(178,384)	—	(280,724)
Share-based compensation	—	—	34,308	—	—	34,308
Employee withholding taxes related to share-based awards	—	—	(13,734)	—	—	(13,734)
Tax benefits from stock options exercised	—	—	3,475	—	—	3,475
	302,053	5,885,225	283,061	(2,211,358)	(202,430)	3,754,498
Comprehensive loss:
Net loss	—	—	—	(34,528)	—	(34,528)
Other comprehensive loss	—	—	—	—	(24,539)	(24,539)
Total comprehensive loss						(59,067)
Balance, June 30, 2012	302,053	$5,885,225	$283,061	$(2,245,886)	$(226,969)	$3,695,431

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of June 30, 2012, were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Holding Gain (Loss) on Available For-Sale Equity Securities	Net Unrealized Holding Gain (Loss) on Available For-Sale Debt Securities	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2012	$(205,521)	$1,634	$(204)	$2,206	$(545)	$(202,430)
Foreign currency translation adjustment	(22,908)	—	—	—	—	(22,908)
Reclassification to net (loss) income (1)	—	(1,634)	—	—	—	(1,634)
Net unrealized holding gain on available-for-sale debt securities	—	—	7	—	—	7
Reclassification to net (loss) income(1)	—	—	197	—	—	197
Pension adjustment(2)	—	—	—	—	(201)	(201)
Balance, June 30, 2012	$(228,429)	$—	$—	$2,206	$(746)	$(226,969)
_______________________

(1)	Included in (Loss) gain on investments, net.

(2)	Reflects changes in defined benefit obligations and related plan assets of legacy Valeant defined benefit pension plans.
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested. Income taxes allocated to other components of other comprehensive income, including reclassification adjustments, were not material.

16.	(LOSS) GAIN ON INVESTMENTS, NET
In March 2011, in connection with an offer to acquire Cephalon, Inc. (“Cephalon”), the Company had invested $60.0 million to acquire 1,034,908 shares of common stock of Cephalon, of which $40.0 million was settled in March 2011 and $20.0 million in April 2011. The Company’s investment represented 1.366% of the issued and outstanding common stock of Cephalon as of March 14, 2011. On May 2, 2011, Cephalon announced that it had agreed to be acquired by Teva Pharmaceutical Industries Inc. and, consequently, the Company disposed of its entire equity investment in Cephalon for net proceeds of $81.3 million, which resulted in a net realized gain of $21.3 million recognized in earnings in the second quarter of 2011.

17.	INCOME TAXES
In the three-month period ended June 30, 2012, the Company recognized an income tax expense of $4.6 million, which comprised $5.1 million related to the expected tax expense in tax jurisdictions outside of Canada offset with an income tax recovery of $0.5 million related to Canadian income taxes. In the six-month period ended June 30, 2012, the Company recognized an income tax expense of $4.3 million, which comprised $1.6 million related to tax expense in tax jurisdictions outside of Canada and an income tax expense of $2.7 million related to Canadian income taxes. In the three-month and six-month periods ended June 30, 2012, the Company’s effective tax rate was primarily impacted by (i) tax expense generated from the Company’s annualized effective tax rate applied against overall losses of the Company for the six months ended June 30, 2012, (ii) the increase in liabilities for uncertain tax positions, (iii) an adjustment of the valuation allowance specific to acquired Canadian net deferred tax liabilities, and (iv) withholding tax outside of Canada.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $130.2 million as of June 30, 2012 and $128.7 million as of December 31, 2011. The Company does not record a valuation allowance against its U.S. foreign tax credits as it has determined it is more likely than not the Company will realize these deferred tax assets in the future. However, the Company continues to monitor its U.S. foreign source income and losses in the future and assess the need for a valuation allowance.
As of June 30, 2012, the Company had $111.1 million of unrecognized tax benefits, which included $22.4 million relating to interest and penalties. Of the total unrecognized tax benefits, $70.2 million would reduce the Company’s effective tax

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

rate, if recognized. It is anticipated that up to $1.5 million may be resolved within the next 12 months.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2012, the Company had accrued $0.8 million for interest and $0.2 million for penalties.
During the second quarter of 2012 Valeant and its subsidiaries closed the examination by the Internal Revenue Service for the 2009 tax year. Valeant is currently under examination for various state tax audits for years 2002 to 2010. The Company is currently under examination by the Canada Revenue Agency for years 2003 to 2006 and remains open to examination for years 2004 and later. Valeant is currently under examination by the Australian Tax Office for the 2010 tax year.

18.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share for the three-month and six-month periods ended June 30, 2012 and 2011 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(21,607)	$56,360	$(34,528)	$62,842

Basic weighted-average number of common shares outstanding (000s)	304,816	303,426	306,296	303,587
Diluted effect of stock options and RSUs (000s)(a)	—	9,975	—	9,201
Diluted effect of convertible debt (000s)(a)	—	17,968	—	19,342
Diluted weighted-average number of common shares outstanding (000s)	304,816	331,369	306,296	332,130

Basic (loss) earnings per share	$(0.07)	$0.19	$(0.11)	$0.21
Diluted (loss) earnings per share	$(0.07)	$0.17	$(0.11)	$0.19
______________________

(a)
In the three-month and six-month periods ended June 30, 2012, all potential common shares issuable for stock options, RSUs and convertible debt were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options, RSUs and convertible debt on the weighted-average number of common shares outstanding would have been as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Basic weighted-average number of common shares outstanding (000s)	304,816	306,296
Diluted effect of stock options and RSUs (000s)	6,938	7,331
Diluted effect of convertible debt (000s)	877	887
Diluted weighted-average number of common shares outstanding (000s)	312,631	314,514
In the three-month and six-month periods ended June 30, 2012, stock options to purchase approximately 927,000 and 814,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company’s common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, compared with approximately 178,000 stock options in both of the corresponding periods of 2011.

19.	LEGAL PROCEEDINGS

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
Unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares to decline.
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
Governmental and Regulatory Inquiries
On May 16, 2008, Biovail Pharmaceuticals, Inc., the Company’s former subsidiary, entered into a written plea agreement with the U.S. Attorney’s Office (“USAO”) for the District of Massachusetts whereby it agreed to plead guilty to violating the U.S. Anti-Kickback Statute and pay a fine of $22.2 million.
In addition, on May 16, 2008, the Company entered into a non-prosecution agreement with the USAO whereby the USAO agreed to decline prosecution of Biovail in exchange for continuing cooperation and a civil settlement agreement and pay a civil penalty of $2.4 million. A hearing before the U.S. District Court in Boston took place on September 14, 2009 and the plea was approved.
In addition, as part of the overall settlement, Biovail entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General and the Department of Health and Human Services on September 11, 2009. The CIA requires Biovail to have a compliance program in place and to undertake a set of defined corporate integrity obligations for a five-year term. The CIA also includes requirements for an annual independent review of these obligations. Failure to comply with the obligations under the CIA could result in financial penalties.
Antitrust
On April 4, 2008, a direct purchaser plaintiff filed a class action antitrust complaint in the U.S. District Court for the District of Massachusetts against Biovail, GlaxoSmithKline plc, and SmithKline Beecham Inc. (the latter two of which are referred to here as “GSK”) seeking damages and alleging that Biovail and GSK took actions to improperly delay FDA approval for generic forms of Wellbutrin XL®.  In late May and early June 2008, additional direct and indirect purchaser class actions were also filed against Biovail and GSK in the Eastern District of Pennsylvania, all making similar allegations.  After motion practice, the complaints were consolidated, resulting in a lead direct purchaser and a lead indirect purchaser action, and the Court ultimately denied defendants’ motion to dismiss the consolidated complaints.
The Court granted direct purchasers’ motion for class certification, and certified a class consisting of all persons or entities in the United States and its territories who purchased Wellbutrin XL® directly from any of the defendants at any time during the period of November 14, 2005 through August 31, 2009.  Excluded from the class are defendants and their officers, directors, management, employees, parents, subsidiaries, and affiliates, and federal government entities. Further excluded from the class are persons or entities who have not purchased generic versions of Wellbutrin XL® during the class period after the introduction of generic versions of Wellbutrin XL®.  The Court granted in part and denied in part the indirect purchaser plaintiffs' motion for class certification.  The defendants have asked the Third Circuit to review the class certification.
After extensive discovery, briefing and oral argument, the Court granted the defendants’ motion for summary judgment on all but one of the plaintiffs’ claims, and deferred ruling on the remaining claim.   Following  the summary judgment decision, the Company entered into binding settlement arrangements with both plaintiffs’ classes to resolve all existing

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

claims against the Company.  The total settlement amount payable is $49.25 million.  In addition, the Company will pay up to $500,000 toward settlement notice costs. These charges were recognized in the second quarter of 2012, within Legal settlements in the consolidated statements of (loss) income. The settlements require Court approval. The direct purchaser class filed its motion for preliminary approval of its settlement on July 23, 2012. The Company expects the hearing on final approval of that settlement to take place in the fourth quarter of 2012. The indirect purchaser class is expected to file its motion for preliminary approval in the fourth quarter of 2012, with a hearing on final approval of that settlement likely to be held in the first quarter of 2013.
Intellectual Property
On January 18, 2010, a Canadian Federal Court judge presiding over Biovail and Depomed, Inc. (“Depomed”) v. Apotex Inc. (“Apotex”) et al. issued a decision in a proceeding pursuant to the Patented Medicines (Notice of Compliance) (“PMNOC”) Regulations in Canada to determine whether Apotex’s allegations that a Depomed patent was invalid and/or not infringed was justified. This proceeding related to a Canadian application filed by Apotex to market a generic version of the 500 mg formulation of Glumetza® (extended release metformin hydrochloride tablets) licensed in Canada by Depomed to Biovail Laboratories International SRL, now known as Valeant International (Barbados) SRL (“VIB”). Pursuant to the decision issued by the Court, Health Canada can authorize Apotex to market in Canada its generic version of the 500mg formulation of Glumetza®. The decision, which was amended on January 20, 2010, found under Canadian law that Apotex’s allegation was justified that the Depomed Canadian patent at issue in the matter (No. 2,290,624) (the “624 Patent”) is obvious. The judge found that the evidence presented by the parties was “evenly balanced” as to obviousness. The judge found in favor of Biovail and Depomed as to all other issues related to the ‘624 Patent under Canadian law. Apotex was authorized by Health Canada on February 4, 2010 to market its generic version of 500 mg Glumetza® in Canada. This decision, however, did not find the patent invalid and did not preclude the filing of a subsequent patent infringement suit against Apotex. Biovail and Depomed commenced action for patent infringement against Apotex in Canadian Federal Court on February 8, 2010. Pleadings have now closed, but no further steps have been taken.
On or about June 24, 2010, Biovail and VIB received a Notice of Allegation from Mylan Pharmaceuticals ULC (“Mylan”) with respect to Bupropion Hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Biovail as Wellbutrin® XL. The patents in issue were Canadian Patent Nos. 2,142,320, 2,168,364 and 2,524,300. Mylan alleged that its generic form of Wellbutrin® XL did not infringe the patents and, alternatively, that the patents were invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Mylan was issued in the Federal Court on August 6, 2010, relating to Canadian Patent Nos. 2,524,300 and 2,168,364 (the “PMNOC Proceeding”). Mylan subsequently withdrew its allegations of invalidity. The parties exchanged evidence and cross-examinations were held. In May 2011, Mylan filed a Statement of Claim in the Federal Court of Canada against the Company, VIB and Valeant Canada seeking to impeach Canadian Patent No. 2,524,300. The parties agreed to discontinue this action, without costs, and a notice of discontinuance was filed with the Federal Court of Canada on August 12, 2011. On September 12, 2011, Mylan filed a Statement of Claim in the Federal Court of Canada against the Company, VIB and Valeant Canada seeking to impeach Canadian Patent No. 2,168,364. The parties agreed to stay this action pending resolution of the PMNOC Proceeding. In April 2012, the Company, VIB, Valeant Canada and Mylan entered into a settlement agreement with respect to the PMNOC Proceeding and the remaining impeachment proceeding, which resulted in a dismissal of the remaining impeachment proceeding and a stay of the PMNOC Proceeding until certain events occur.
On or about January 5, 2010, VIB received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida (“Watson”), related to Watson’s ANDA filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which correspond to the Company’s Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA’s Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA’s Orange Book after Watson’s initial certification. Watson has alleged these patents are invalid or not infringed. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson’s ANDA. The Delaware action has been dismissed without prejudice and the litigation is proceeding in the Florida Court. VIB received a third Notice of Paragraph IV Certification

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions have been consolidated into the first-filed case before the same judge. In the course of discovery the issues have been narrowed and only five of the patents remain in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011 and closing arguments were heard in September 2011. A judgment in this matter was issued on November 8, 2011. The Court found that Watson had failed to prove that VIB’s patents at suit were invalid and granted judgment in favor of VIB. Watson is appealing the judgment and the appeal is proceeding in the ordinary course.
On or after December 12, 2011, a Notice of Paragraph IV Certification, dated December 7, 2011, was received from Spear Pharmaceuticals, Inc. (“Spear”), related to Spear’s ANDA filing for fluorouracil topical cream, 0.5%, which corresponds to the Company’s Carac® product. Spear has asserted that U.S. Patent No. 6,670,335 (the “335 Patent”), which is listed in the FDA’s Orange Book for Carac®, is not infringed by the filing of Spear’s ANDA or the manufacture, use, offer for sale, sale or importation of Spear’s product in the U.S. VIB (as exclusive licensee of the ‘335 Patent) and AP Pharma, Inc. (as owner of the ‘335 Patent) filed suit pursuant to the Hatch-Waxman Act against Spear on January 25, 2012, in the U.S. District Court for the Middle District of Florida, thereby triggering a stay of the approval of Spear’s ANDA of up to 30 months during the pendency of the litigation. This matter is proceeding in the ordinary course.
On or about March 20, 2012, a Notice of Paragraph IV Certification was received from Sandoz Inc. (“Sandoz”), related to Sandoz’s ANDA filing for bupropion hydrobromide extended release tablets, 348 mg, which corresponds to the Company’s Aplenzin® ER tablets. Sandoz has asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935, 7,585,897, 7,645,802, 7,649,019, 7,662,407 and 7,671,094, which are listed in the FDA’s Orange Book for Aplenzin® Extended Release (ER) tablets, are invalid, unenforceable, and/or will not be infringed by the manufacture, use, importation, sale or offer for sale of Sandoz’s product in the U.S. VIB filed suit against Sandoz on April 30, 2012 asserting infringement of the Orange Book listed patents and U.S. Patent No. 7,553,992 in the U.S. District Court for the District of Delaware, thereby triggering pursuant to the Hatch-Waxman Act, a stay of the approval of Sandoz’s ANDA of up to 30 months during the pendency of the litigation. The parties are currently exploring bases for settlement of the case. If unsuccessful in those efforts, this matter is expected to proceed in the ordinary course.
General Civil Actions
Complaints have been filed by the City of New York, the State of Alabama, the State of Mississippi, the State of Louisiana and a number of counties within the State of New York, claiming that Biovail, and numerous other pharmaceutical companies, made fraudulent misstatements concerning the “average wholesale price” (“AWP”) of their prescription drugs, resulting in alleged overpayments by the plaintiffs for pharmaceutical products sold by the companies.
The City of New York and plaintiffs for all the counties in New York (other than Erie, Oswego and Schenectady) voluntarily dismissed Biovail and certain others of the named defendants on a without prejudice basis. Similarly, the State of Mississippi voluntarily dismissed its claim against Biovail and a number of defendants on a without prejudice basis.
In the case brought by the State of Alabama, the Company answered the State’s Amended Complaint. On October 16, 2009, the Supreme Court of Alabama issued an opinion reversing judgments in favor of the State in the first three cases that were tried against co-defendant companies. The Alabama Supreme Court also rendered judgment in favor of those defendants, finding that the State’s fraud-based theories failed as a matter of law. The court ordered all parties to this proceeding to attend mediation in December 2011. The matter has settled for an all inclusive payment in the amount of less than $0.1 million.
A Third Amending Petition for Damages and Jury Demand was filed on November 10, 2010 in Louisiana State Court by the State of Louisiana claiming that a former subsidiary of the Company, and numerous other pharmaceutical companies, knowingly inflated the AWP and “wholesale acquisition cost” of their prescription drugs, resulting in alleged overpayments by the State for pharmaceutical products sold by the companies. The State has subsequently filed additional amendments to its Petition, none of which materially affect the claims against the Company. The matter is

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

in preliminary stages and the Company intends to defend against this action.
On December 15, 2009, Biovail was served with a Seventh Amended Complaint under the False Claims Act in an action captioned United States of America, ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, et al., United States District Court, District of Massachusetts. This case was originally filed in 2002 and maintained under seal until shortly before Biovail was served. Twenty other companies are named as defendants. In the Seventh Amended Complaint, Conrad alleges that various formulations of Rondec, a product formerly owned by Biovail, were not properly approved by the FDA and therefore not a “Covered Outpatient Drug” within the meaning of the Medicaid Rebate Statute. As such, Conrad alleges that Rondec was not eligible for reimbursement by federal healthcare programs, including Medicaid. Conrad seeks treble damages and civil penalties under the False Claims Act. Motions to dismiss have been brought by the defendants. Briefing on these motions concluded on March 30, 2012. A hearing is scheduled to take place in August, 2012.
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
Legacy Valeant Litigation
Valeant is the subject of a Formal Order of Investigation with respect to events and circumstances surrounding trading in its common stock, the public release of data from its first pivotal Phase III trial for taribavirin in March 2006, statements made in connection with the public release of data and matters regarding its stock option grants since January 1, 2000 and its restatement of certain historical financial statements announced in March 2008. In September 2006, Valeant’s board of directors established a Special Committee to review its historical stock option practices and related accounting, and informed the U.S. Securities and Exchange Commission (“SEC”) of these efforts. Valeant has cooperated fully and will continue to cooperate with the SEC in its investigation. The Company cannot predict the outcome of the investigation.
Citizen's Petition
In July 2012, the Company filed a Citizen's Petition with the FDA regarding its recent draft guidance on acyclovir ointment, in which the FDA commented on the supporting evidence required for approval of an ANDA for acyclovir ointment. In the Citizen's Petition, the Company requested that the FDA refrain from approving an ANDA referencing Zovirax® ointment that does not include data from an in vivo clinical endpoint study showing bioequivalence. The response of the FDA is pending.

20.	SEGMENT INFORMATION
Reportable Segments
As a result of the acquisition of iNova in December 2011, the Company operates in five new territories: Malaysia, Philippines, Singapore, Hong Kong and South Africa, with a distribution business in Thailand, Taiwan and some sub-Saharan Africa markets. iNova also distributes through partners in China, Korea and Japan. Consequently, the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), has begun to manage the business differently, which has necessitated a realignment of the segment structure, effective in the first quarter of 2012. Pursuant to this change, the Company now has four reportable segments: (i) U.S. Dermatology, (ii) U.S. Neurology and Other, (iii) Canada and Australia and (iv) Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. The following is a brief description of the Company’s segments:

•
U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues, in the areas of dermatology and topical medication, dentistry, ophthalmology and podiatry.

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

•
Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Europe (Poland, Serbia, Hungary, Croatia and Russia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), Asia and South Africa.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, legal settlement and acquired IPR&D charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance.
Corporate includes the finance, treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, expenses, gains and losses related to the overall management of the Company, which are not allocated to the other business segments. In addition, share-based compensation is considered a corporate cost, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.
Segment Revenues and Profit
Segment revenues and profit for the three-month and six-month periods ended June 30, 2012 and 2011 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
U.S. Dermatology(1)	$218,048	$111,993	$510,265	$266,184
U.S. Neurology and Other	222,965	232,363	410,673	440,478
Canada and Australia(2)	128,360	84,000	260,929	154,244
Emerging Markets(3)	250,717	181,031	494,326	313,507
Total revenues	820,090	609,387	1,676,193	1,174,413

Segment profit (loss):
U.S. Dermatology(4)	76,179	39,200	164,205	73,776
U.S. Neurology and Other	96,254	137,487	148,812	237,228
Canada and Australia(5)	26,833	29,677	41,750	50,599
Emerging Markets(6)	32,462	(4,528)	55,651	(5,087)
Total segment profit	231,728	201,836	410,418	356,516

Corporate(7)	(35,126)	(48,123)	(69,484)	(106,228)
Restructuring, integration and other costs	(30,004)	(27,626)	(92,341)	(45,165)
Acquired IPR&D	(4,568)	(2,000)	(4,568)	(4,000)
Acquisition-related costs	(13,867)	(1,869)	(21,372)	(3,376)
Legal settlements	(53,624)	(2,000)	(56,779)	(2,400)
Acquisition-related contingent consideration	(7,729)	(1,752)	(17,568)	(2,138)
Operating income	86,810	118,466	148,306	193,209
Interest income	1,020	1,086	2,143	1,889
Interest expense	(100,614)	(83,073)	(202,639)	(151,824)
Loss on extinguishment of debt	—	(14,748)	(133)	(23,010)
Foreign exchange and other	(4,238)	847	20,061	3,654
(Loss) gain on investments, net	(35)	21,158	2,024	22,927
(Loss) income before provision for (recovery of) income taxes	$(17,057)	$43,736	$(30,238)	$46,845
______________________________

(1)
U.S. Dermatology segment revenues reflect incremental product sales revenue of $107.9 million and $207.6 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the three-month and six-month periods ended June 30, 2012, respectively, primarily from Dermik, Ortho Dermatologics, Elidel®/Xerese®, Pedinol, Eyetech, University Medical and OraPharma.

(2)
Canada and Australia segment revenues reflect incremental product sales revenue of $35.4 million and $77.5 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the three-month and six-month periods ended June 30, 2012, respectively, primarily from iNova, Dermik and Afexa.

(3)
Emerging Markets segment revenues reflect incremental product sales revenue of $89.5 million and $196.5 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the three-month and six-month periods ended June 30, 2012, respectively, primarily from Sanitas, iNova, PharmaSwiss, Dermik, Probiotica and Gerot Lannach.

(4)
U.S. Dermatology segment profit reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $45.8 million and $82.4 million, in the aggregate, in the three-month and six-month periods ended June 30, 2012, respectively, primarily from Dermik and Ortho Dermatologics operations.

(5)
Canada and Australia segment profit reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $25.7 million and $67.6 million, in the aggregate, in the three-month and six-month periods ended June 30, 2012, respectively, primarily from iNova and Dermik operations.

(6)
Emerging Markets segment profit reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $44.1

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

million and $84.8 million, in the aggregate, in the three-month and six-month periods ended June 30, 2012, respectively, primarily from PharmaSwiss, Sanitas, iNova and Gerot Lannach operations.

(7)
Corporate reflects non-restructuring-related share-based compensation expense of $15.2 million and $34.3 million in the three-month and six-month periods ended June 30, 2012, respectively, compared with $25.6 million and $55.3 million in the corresponding periods of 2011.

Segment Assets
Total assets by segment as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012	As of December 31, 2011
Assets:
U.S. Dermatology(1)	$3,715,906	$3,077,119
U.S. Neurology and Other	4,324,874	4,436,463
Canada and Australia	1,591,293	1,611,999
Emerging Markets(2)	3,715,727	3,349,821
	13,347,800	12,475,402
Corporate	672,020	666,311
Total assets	$14,019,820	$13,141,713
______________________________

(1)
U.S. Dermatology segment assets as of June 30, 2012 reflect the provisional amounts of identifiable intangible assets and goodwill of OraPharma of $481.9 million and $86.8 million, respectively and provisional amounts of identifiable intangible assets and goodwill of University Medical of $59.0 million and $2.9 million, respectively.

(2)
Emerging Markets segment assets as of June 30, 2012 reflect the provisional amounts of identifiable intangible assets and goodwill of Gerot Lannach, Atlantis and Probiotica of $263.4 million and $46.6 million, in the aggregate, respectively.

21.	SUBSEQUENT EVENTS AND PENDING ACQUISITION
New Joinder Agreement under Senior Secured Credit Facilities
On July 9, 2012, the Company and certain of its subsidiaries, as guarantors, entered into a joinder agreement to increase the amount of the commitments under the New Term Loan B Facility by $100 million.  This incremental term loan matures on February 13, 2019, amortizes quarterly starting on September 30, 2012 at an annual rate of 1% and has terms consistent with the Company’s New Term Loan B Facility.
Corporate Restructuring
The Company effected an internal reorganization in July 2012 to streamline certain aspects of its operations.  As part of this internal reorganization, the Company migrated certain of its intellectual property from Barbados to Bermuda and moved certain of its operational and managerial functions from Barbados to certain European jurisdictions (including Ireland). This is consistent with the evolution of the Company’s business and the Company expects that this internal reorganization will enable the Company to better leverage its existing and future resources on a worldwide basis and support the Company’s international expansion.
Natur Produkt International, JSC
On March 26, 2012, the Company entered into an agreement to acquire Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for approximately $180.0 million, with an additional $5.0 million in potential future milestones. Natur Produkt’s key brand products include AntiGrippin®, Anti Angin®, Sage and Eucaplyptus MA. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close by the end of 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended June 30, 2012 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).
Additional information relating to the Company, including the 2011 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of August 3, 2012.
All dollar amounts are expressed in U.S. dollars, unless otherwise noted.
COMPANY PROFILE
On September 28, 2010 (the “Merger Date”), Biovail Corporation (“Biovail”) completed the acquisition of Valeant Pharmaceuticals International (“Valeant”) through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the “Merger”). In connection with the Merger, Biovail was renamed “Valeant Pharmaceuticals International, Inc.” (“we”, “us”, “our” or the “Company”).
We are a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Our specialty pharmaceutical and over-the-counter (“OTC”) products are marketed under brand names and are sold in the U.S., Canada, Australia and New Zealand, where we focus most of our efforts on products in the dermatology and neurology therapeutic classes. We also have branded generic, branded and OTC operations in Europe, Latin America, Asia and South Africa.
BUSINESS DEVELOPMENT
Our strategy is to focus the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies. We have completed several transactions to expand our product portfolio including, among others, the following acquisitions and dispositions in 2012:

•
On June 18, 2012, we acquired OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. We made an up-front payment of $289.7 million, and we may pay a series of contingent consideration payments of up to $114.0 million if certain net sales milestones are achieved. We also repaid at the closing $37.9 million of assumed debt. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date. The total fair value of the consideration transferred of $388.9 million is comprised primarily of identifiable intangible assets, excluding acquired IPR&D ($466.4 million), a net deferred income tax liability ($(173.9) million) and goodwill ($86.8 million). OraPharma’s lead product is Arestin®, a locally administered antibiotic for the treatment of periodontitis that utilizes an advanced controlled-release delivery system and is indicated for use in conjunction with scaling and root planing for the treatment of adult periodontitis.

•
On May 23, 2012, we acquired certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), a specialty pharmaceutical company located in the U.S. focused on skincare products. We made up-front payments of $65.0 million, and we may pay a series of contingent consideration payments of up to $40.0 million if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $1.5 million as of the acquisition date. University Medical’s main brand is AcneFree, a retail OTC acne treatment.

•
On May 2, 2012, we acquired certain assets from Atlantis Pharma (“Atlantis”), a branded generics pharmaceutical company located in Mexico, for up-front payments of $65.5 million (MXN$847.3 million), and we placed an additional $8.9 million (MXN$114.7 million) into an escrow account. The amounts in escrow will be paid to the sellers only if certain regulatory milestones are achieved and therefore such amounts were treated as contingent consideration. The fair value of the contingent consideration was determined to be $7.6 million as of the acquisition date. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

•
On March 13, 2012, we acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. We made an up-front payment of $164.0 million (€125.0 million), and we may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. The total fair value of the consideration transferred of $180.8 million is comprised primarily of identifiable intangible assets ($169.3 million) and goodwill ($9.7 million). Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin. As part of the transaction, we also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products.

•
In connection with the acquisition of Dermik in 2011, we were required by the Federal Trade Commission to divest 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”), a generic version of BenzaClin®, and 5% fluorouracil cream (“5-FU”), an authorized generic of Efudex®. The divestiture of these products was completed on February 3, 2012. In the fourth quarter of 2011, we recognized $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell. The adjusted carrying values of $54.4 million and $14.8 million for IDP-111 and 5-FU, respectively, were classified as Assets held for sale on our consolidated balance sheet as of December 31, 2011 and were included within the U.S. Dermatology reporting segment. IDP-111 and 5-FU were considered non-core products with respect to our business strategy, which contemplates, on an ongoing basis, the selective purchase and sale of products and assets with a focus on core geographies and therapeutic classes. We, therefore, consider the sale or the out-license of non-core products to be part of our ongoing major and central operations. Accordingly, proceeds on the sale of non-core products are recognized as alliance revenue, with the associated costs, including the carrying amount of related assets, recorded as cost of alliance revenue. In connection with the sale of IDP-111 and 5-FU, we recognized $66.3 million of cash proceeds as alliance revenue in the first quarter of 2012 and expensed the carrying amounts of the IDP-111 and 5-FU assets of $69.2 million, in the aggregate, as cost of alliance revenue. The cash proceeds from this transaction are classified within investing activities in our consolidated statements of cash flows.

•
On February 1, 2012, we acquired Probiotica Laboratorios Ltda. (“Probiotica”), which markets OTC sports nutrition products and other food supplements in Brazil, for a purchase price of $85.9 million (R$150.0 million), as well as a preliminary working capital payment adjustment of $4.1 million (R$7.1 million).

In addition, we have entered into the following business transaction, which is expected to close by the end of 2012:

•
On March 26, 2012, we entered into an agreement to acquire Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for approximately $180.0 million, with an additional $5.0 million in potential future milestones. Natur Produkt’s key brand products include AntiGrippin®, Anti Angin®, Sage and Eucaplyptus MA. The transaction is subject to certain closing conditions and regulatory approvals.

COLLABORATION AGREEMENT
In October 2008, Valeant closed the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with GlaxoSmithKline (“GSK”) to develop and commercialize a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures and its backup compounds, whose generic name will be ezogabine in the U.S. and retigabine in all other countries. Pursuant to the terms of the Collaboration Agreement, Valeant granted co-development rights and worldwide commercialization rights to GSK.
In March 2011, the European Commission granted marketing authorization for Trobalt™ (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for Potiga™

(ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. In December 2011, ezogabine/retigabine received scheduling as a controlled substance, which triggered the commencement of amortization.
In connection with the first sale of Potiga™ in the U.S. (which occurred in April 2012), GSK paid us a $45.0 million milestone payment, and we will share up to 50% of the net profits from the sale of Potiga™. In addition, in connection with the first sale of Trobalt™ by GSK in the European Union (which occurred in May 2011), GSK paid us a $40.0 million milestone payment and will pay up to a 20% royalty on net sales of the product. We are recognizing the milestone payments as alliance and royalty revenue upon achievement. In the three-month periods ended June 30, 2012 and 2011, we recorded $45.0 million and $40.0 million of milestone payments from GSK in connection with the launch of Potiga™ and Trobalt™, respectively.
MERGER-RELATED COST-RATIONALIZATION AND INTEGRATION INITIATIVES
The complementary nature of the Biovail and Valeant businesses has provided an opportunity to capture significant operating synergies from reductions in research and development, general and administrative expenses, and sales and marketing. In total, we have realized approximately $350 million of annual cost synergies as of June 30, 2012. This amount does not include potential revenue synergies or the benefits of expanding the Biovail corporate structure to Valeant’s operations.
We estimated the total costs to be incurred in the range of up to $200 million (of which the non-cash component, including share-based compensation, is expected to be approximately $55 million) in connection with these cost-rationalization and integration initiatives, of which $195.7 million has been incurred as of June 30, 2012. These costs include: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who were terminated as a result of the Merger; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees, asset impairment charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs.
The following table summarizes the major components of costs incurred in connection with these initiatives through June 30, 2012:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and other Costs
	Severance and Related Benefits	Share-Based Compensation			Total
($ in 000s)	$	$	$	$	$
Balance, January 1, 2010	—	—	—	—	—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)
Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)
Balance, December 31, 2011	2,158	681	—	10,314	13,153
Costs incurred and charged to expense	1,586	—	—	12,334	13,920
Cash payments	(3,288)	—	—	(22,572)	(25,860)
Non-cash adjustments	442	(681)	—	378	139
Balance, March 31, 2012	898	—	—	454	1,352
Costs incurred and charged to expense	—	—	—	—	—
Cash payments	(409)	—	—	(14)	(423)
Non-cash adjustments	(6)	—	—	(193)	(199)
Balance, June 30, 2012	483	—	—	247	730
Facility closure costs incurred in the six-month period ended June 30, 2012 primarily included an incremental

$10.2 million charge for the remaining operating lease obligations related to our vacated Mississauga, Ontario corporate office facility.
In addition to costs associated with our Merger-related initiatives, in the six-month period ended June 30, 2012, we incurred an additional $78.4 million of other restructuring, integration-related and other costs, including $30.4 million of severance costs, and made payments of $77.4 million. These costs were primarily related to the acquisitions of Dermik, Ortho Dermatologics, Afexa Life Sciences Inc. (“Afexa”), iNova, AB Sanitas (“Sanitas”) and PharmaSwiss S.A. (“PharmaSwiss”), the global consolidation of our manufacturing facilities, and systems integration initiatives.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
($ in 000s, except per share data)	$	$	$	%	$	$	$	%
Revenues	820,090	609,387	210,703	35	1,676,193	1,174,413	501,780	43
Operating expenses	733,280	490,921	242,359	49	1,527,887	981,204	546,683	56
Net (loss) income	(21,607)	56,360	(77,967)	NM	(34,528)	62,842	(97,370)	NM
Basic (loss) earnings per share	(0.07)	0.19	(0.26)	NM	(0.11)	0.21	(0.32)	NM
Diluted (loss) earnings per share	(0.07)	0.17	(0.24)	NM	(0.11)	0.19	(0.30)	NM

	As of June 30, 2012	As of December 31, 2011	Change
	$	$	$	%
Total assets	14,019,820	13,141,713	878,107	7
Long-term debt, including current portion	(7,551,175)	(6,651,011)	(900,164)	14
____________________
NM — Not meaningful
Changes in Revenues
Total revenues increased $210.7 million, or 35%, to $820.1 million in the second quarter of 2012, compared with $609.4 million in the second quarter of 2011 and increased $501.8 million, or 43%, to $1,676.2 million in the first half of 2012, compared with $1,174.4 million in the first half of 2011, primarily due to:

•
incremental product sales revenue of $185.1 million and $425.0 million in the aggregate, from all 2011 acquisitions in the second quarter and first half of 2012, respectively, primarily from iNova, Dermik, Ortho Dermatologics, Sanitas, Elidel® and Xerese®, PharmaSwiss and Afexa. We also recognized incremental product sales revenue of $48.3 million and $58.1 million, in the aggregate, from all 2012 acquisitions in the second quarter and first half of 2012, respectively, primarily from Probiotica, Gerot Lannach, University Medical and Atlantis. The incremental product sales revenue from the 2011 and 2012 acquisitions includes a negative foreign exchange impact of $17.5 million and $20.9 million, in the aggregate, in the second quarter and first half of 2012, respectively;

•	alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first quarter of 2012;

•
incremental product sales revenue of $54.5 million and $111.9 million in the second quarter and first half of 2012, respectively, related to growth from the existing business, excluding the impact of generic competition in the U.S. Neurology and Other segment described below;

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga™; and

•	incremental service revenue of $14.2 million in the first half of 2012, primarily from the Dermik acquisition.
Those factors were partially offset by:

•
decrease in product sales of Cardizem® CD, Wellbutrin XL®, Ultram® ER and Diastat® in the U.S. Neurology and Other segment of $24.5 million, or 34%, in the aggregate, to $47.0 million in the second quarter of 2012, compared with $71.5 million in the second quarter of 2011, and a decrease of $54.4 million, or 36%, in the aggregate, to $97.5 million in the first half of 2012, compared with $151.9 million in the first half of 2011, due to generic competition;

•	alliance revenue of $43.0 million in the first half of 2011, primarily related to the $36.0 million out-license of the Cloderm® product rights that did not similarly occur in the first half of 2012;

•	a negative foreign currency exchange impact on the existing business of $32.4 million and $45.2 million in the second quarter and first half of 2012, respectively;

•	alliance revenue of $40.0 million recognized in the second quarter of 2011 related to the milestone payment received from GSK in connection with the launch of Trobalt™; and

•
a negative impact from divestitures and discontinuations of $20.9 million and $35.6 million, in the aggregate, in the second quarter and first half of 2012, respectively, including a decrease of $9.1 million and $17.6 million in the second quarter and first half of 2012, respectively, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012.

Changes in Earnings
Net loss was $21.6 million (basic and diluted loss per share of $0.07) in the second quarter of 2012, compared with net income of $56.4 million (basic and diluted earnings per share of $0.19 and $0.17, respectively) in the second quarter of 2011 and net loss was $34.5 million (basic and diluted loss per share of $0.11) in the first half of 2012, compared with net income of $62.8 million (basic and diluted earnings per share of $0.21 and $0.19, respectively) in the first half of 2011, reflecting the following factors:

•
increases of $95.6 million and $184.2 million in amortization expense in the second quarter and first half of 2012, respectively, primarily related to (i) amortization of ezogabine/retigabine ($28.6 million and $57.2 million in the second quarter and first half of 2012, respectively), which was reclassified from IPR&D to a finite-lived intangible asset in December 2011, and (ii) the acquired identifiable intangible assets of iNova, Elidel®/Xerese®, Dermik, Ortho Dermatologics and Sanitas of $58.0 million and $115.9 million in the second quarter and first half of 2012, respectively;

•
an increase of $35.8 million and $73.6 million in selling, general and administrative expense in the second quarter and first half of 2012, respectively, as described below under “Results of Operations — Operating Expenses — Selling, General and Administrative Expenses”;

•
an increase of $9.1 million and $57.5 million in cost of alliance and service revenues in the second quarter and first half of 2012, respectively, as described below under “Results of Operations — Operating Expenses — Cost of Alliance and Service Revenues”;

•
an increase of $51.6 million and $54.4 million in legal settlements in the second quarter and first half of 2012, respectively, as described below under “Results of Operations — Operating Expenses — Legal Settlements”;

•
an increase of $17.5 million and $50.8 million in interest expense in the second quarter and first half of 2012, respectively, as described below under “Results of Operations — Non-Operating Income (Expense) — Interest Expense”;

•
an increase of $2.4 million and $47.2 million in restructuring, integration and other costs in the second quarter and first half of 2012, respectively, as described below under “Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs”;

•
a net realized gain of $21.3 million on the disposal of our equity investment in Cephalon, Inc. (“Cephalon”) realized in the second quarter of 2011 that did not similarly occur in the second quarter or first half of 2012, as described below under “Results of Operations — Non-Operating Income (Expense) — (Loss) Gain on Investments, Net”;

•
an increase of $17.2 million and $20.3 million in the provision for income taxes in the second quarter and first half of 2012, respectively, as described below under “Results of Operations — Income Taxes”; and

•
an increase of $12.0 million and $18.0 million in acquisition-related costs in the second quarter and first half of 2012, respectively, as described below under “Results of Operations — Operating Expenses — Acquisition-Related Costs”.

Those factors were partially offset by:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $191.3 million and $388.4 million in the second quarter and first half of 2012, respectively, mainly related to the incremental contribution of Dermik, Ortho Dermatologics, iNova, Sanitas, Zovirax®, PharmaSwiss, Elidel®/Xerese®, Probiotica and Gerot Lannach;

•
a decrease of $14.7 million and $22.9 million in loss on extinguishment of debt in the second quarter and first half of 2012, respectively, as described below under “Results of Operations — Non-Operating Income (Expense) — Loss on Extinguishment of Debt”; and

•	an increase of $16.4 million in foreign exchange and other in the first half of 2012, as described below under “Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other”.
Cash Dividends
No dividends were declared or paid in the second quarters and first halves of 2012 and 2011. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement include restrictions on the payment of dividends.
RESULTS OF OPERATIONS
Reportable Segments
As a result of the acquisition of iNova in December 2011, we operate in five new territories: Malaysia, Philippines, Singapore, Hong Kong and South Africa, with a distribution business in Thailand, Taiwan and some sub-Saharan Africa markets. iNova also distributes through partners in China, Korea and Japan. Consequently, our Chief Executive Officer (“CEO”), who is our Chief Operating Decision Maker (“CODM”), has begun to manage the business differently, which has necessitated a realignment of the segment structure, effective in the first quarter of 2012. Pursuant to this change, we now have four reportable segments: (i) U.S. Dermatology, (ii) U.S. Neurology and Other, (iii) Canada and Australia and (iv) Emerging Markets. Accordingly, we have restated prior period segment information to conform to the current period presentation. The following is a brief description of our segments:

•
U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues, in the areas of dermatology and topical medication, dentistry, ophthalmology and podiatry.

•
U.S. Neurology and Other consists of sales of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired.

•	Canada and Australia consists of pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

•
Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where we distribute and market branded, patented products under long-term, renewable contracts). Products are sold primarily in Europe (Poland, Serbia, Hungary, Croatia and Russia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin

American markets), Asia and South Africa.
Revenues By Segment
The following table displays revenues by segment for the second quarters and first halves of 2012 and 2011, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
U.S. Dermatology	218,048	27	111,993	18	106,055	95	510,265	30	266,184	23	244,081	92
U.S. Neurology and Other	222,965	27	232,363	38	(9,398)	(4)	410,673	25	440,478	38	(29,805)	(7)
Canada and Australia	128,360	16	84,000	14	44,360	53	260,929	16	154,244	13	106,685	69
Emerging Markets	250,717	31	181,031	30	69,686	38	494,326	29	313,507	27	180,819	58
Total revenues	820,090	100	609,387	100	210,703	35	1,676,193	100	1,174,413	100	501,780	43
________________
NM — Not meaningful
Total revenues increased $210.7 million, or 35%, to $820.1 million in the second quarter of 2012, compared with $609.4 million in the second quarter of 2011 and increased $501.8 million, or 43%, to $1,676.2 million in the first half of 2012, compared with $1,174.4 million in the first half of 2011, mainly attributable to the effect of the following factors:
•    in the U.S. Dermatology segment:

•
the incremental product sales revenue of $107.9 million and $207.6 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the second quarter and first half of 2012, respectively, primarily from (i) Dermik (mainly driven by BenzaClin®, Sculptra® Aesthetics and Carac® product sales), Ortho Dermatologics (mainly driven by Retin-A Micro® product sales) and Elidel® and Xerese® product sales; and (ii) Pedinol, Eyetech, University Medical and OraPharma product sales;

•	alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first quarter of 2012; and

•
an increase in product sales from the existing business of $25.3 million or 33%, and $46.6 million or 27%, in the second quarter and first half of 2012, respectively, driven by continued growth of the core dermatology brands, including Zovirax®, Acanya®, Atralin® and CeraVe®.

Those factors were partially offset by:

•	alliance revenue of $43.0 million in the first half of 2011, primarily related to the $36.0 million out-license of the Cloderm® product rights that did not similarly occur in the first half of 2012;

•	a decrease in service revenue of $7.0 million and $7.5 million in the second quarter and first half of 2012, respectively; and

•
a negative impact from divestitures and discontinuations of $11.3 million and $23.3 million in the second quarter and first half of 2012, respectively, including a decrease of $9.1 million and $17.6 million in the second quarter and first half of 2012, respectively, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012.

•    in the U.S. Neurology and Other segment:

•
decrease in product sales of Cardizem® CD, Wellbutrin XL®, Ultram® ER and Diastat®of $24.5 million, or 34%, in the aggregate, to $47.0 million in the second quarter of 2012, compared with $71.5 million in the second quarter of 2011, and a decrease of $54.4 million, or 36%, in the aggregate, to $97.5 million in the first half of 2012, compared with $151.9 million in the first half of 2011, due to generic competition. We anticipate a continuing decline in sales of these products due to continued generic erosion, however these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions; and

•	alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment received from GSK in connection with the launch of Trobalt™.
Those factors were partially offset by:

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga™; and

•	an increase in product sales from the remaining existing business of $6.3 million or 3%, and $17.4 million or 4%, in the second quarter and first half of 2012, respectively.
•    in the Canada and Australia segment:

•
the incremental product sales revenue of $35.4 million and $77.5 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the second quarter and the first half of 2012, respectively, primarily from iNova (mainly driven by Duromine®, Difflam® and Duro-Tuss® product sales), Dermik and Afexa;

•	incremental service revenue of $9.6 million and $21.4 million in the second quarter and first half of 2012, respectively, primarily from the Dermik acquisition; and

•
an increase in product sales from the existing business of $3.3 million or 4%, and $11.5 million or 8%, in the second quarter and first half of 2012, respectively, which includes the negative impact from the introduction of a generic version of Cesamet® by a competitor in March 2012. We anticipate continuing declines in Cesamet® product sales due to generic erosion.

Those factors were partially offset by:

•	a negative foreign currency exchange impact on the existing business of $3.8 million and $3.5 million in the second quarter and first half of 2012, respectively.

•	in the Emerging Markets segment:

•
the incremental product sales revenue of $89.5 million and $196.5 million (which includes a negative foreign currency exchange impact of $16.0 million and $20.3 million in the second quarter and the first half of 2012, respectively), in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the second quarter and the first half of 2012, respectively, primarily from (i) the 2011 acquisitions of Sanitas, iNova (mainly driven by Duromine® and Difflam® product sales), PharmaSwiss, and Dermik; and (ii) the 2012 acquisitions of Probiotica and Gerot Lannach; and

•	an increase in product sales from the existing business of $19.6 million or 12%, and $36.4 million or 12%, in the second quarter and first half of 2012, respectively.
Those factors were partially offset by:

•	a negative foreign currency exchange impact on the existing business of $28.6 million and $41.7 million in the second quarter and first half of 2012, respectively; and

•	a negative impact from divestitures and discontinuations of $9.0 million and $11.4 million in the second quarter and first half of 2012.
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
The following table displays profit (loss) by segment for the second quarters and first halves of 2012 and 2011, the percentage of each segment’s profit (loss) compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit (loss). Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
U.S. Dermatology	76,179	35	39,200	35	36,979	94	164,205	32	73,776	28	90,429	123
U.S. Neurology and Other	96,254	43	137,487	59	(41,233)	(30)	148,812	36	237,228	54	(88,416)	(37)
Canada and Australia	26,833	21	29,677	35	(2,844)	(10)	41,750	16	50,599	33	(8,849)	(17)
Emerging Markets	32,462	13	(4,528)	(3)	36,990	NM	55,651	11	(5,087)	(2)	60,738	NM
Total segment profit	231,728	28	201,836	33	29,892	15	410,418	24	356,516	30	53,902	15
________________
NM — Not meaningful
Total segment profit increased $29.9 million, or 15%, to $231.7 million in the second quarter of 2012, compared with $201.8 million in the second quarter of 2011, and increased $53.9 million, or 15%, to $410.4 million in the first half of 2012, compared with $356.5 million in the first half of 2011, mainly attributable to the effect of the following factors:
•    in the U.S. Dermatology segment:

•
an increase in contribution of $91.6 million and $171.8 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the second quarter and first half of 2012, respectively, primarily from the product sales of Dermik, Ortho Dermatologics, Elidel® and Xerese®, Eyetech, Pedinol, OraPharma and University Medical, including the impact of acquisition accounting adjustments related to inventory of $3.6 million and $12.9 million, in the aggregate, in the second quarter and first half of 2012, respectively;

•
an increase in contribution from product sales from the existing business of $18.1 million and $54.4 million in the second quarter and first half of 2012, respectively, driven by continued growth of the core dermatology brands, including Zovirax®, Acanya®, Atralin® and CeraVe®, and a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, such that we retain a greater share of the economic interest in the brand; and

•
a favorable impact of $7.7 million related to the Merger-related acquisition accounting adjustments related to inventory in the first half of 2011 that did not similarly occur in the first half of 2012.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization expense) of $55.2 million and $105.4 million in the second quarter and first half of 2012, respectively, primarily associated with the acquisitions of new businesses within the segment;

•
a decrease in contribution of $17.3 million and $37.7 million in the second quarter and first half of 2012, respectively, primarily related to divestitures and discontinuations. The largest contributor to the decrease was a reduction in IDP-111 royalty revenue of $9.1 million and $17.6 million in the second quarter and first half of 2012, respectively, as a result of the sale of IDP-111 in February 2012; and

•	a decrease in service revenue contribution of $5.8 million and $6.0 million in the second quarter and first half of 2012, respectively.

•	in the U.S. Neurology and Other segment:

•	alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment received from GSK in connection with the launch of Trobalt™;

•
amortization expense of $28.6 million and $57.2 million in the second quarter and first half of 2012, respectively, related to ezogabine/retigabine, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011; and

•
lower sales of higher margin products such as Wellbutrin XL®, Ultram® ER, Cardizem® CD and Diastat®, which resulted in a decrease in contribution of $22.0 million and $47.2 million, in the aggregate, in the second quarter and first half of 2012, respectively.

Those factors were partially offset by:

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga™; and

•	an increase in contribution from product sales from the remaining existing business of $4.7 million and $11.6 million in the second quarter and first half of 2012, respectively.
•    in the Canada and Australia segment:

•
an increase in operating expenses (including amortization expense) of $30.1 million and $61.2 million in the second quarter and first half of 2012, respectively, primarily associated with the acquisitions of new businesses within the segment.

This factor was partially offset by:

•
an increase in contribution of $27.2 million and $43.1 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the second quarter and first half of 2012, respectively, primarily from the sale of iNova, Dermik, Elidel® and Afexa products, including the impact of acquisition accounting adjustments related to inventory of $6.1 million and $29.7 million, in the aggregate, in the second quarter and first half of 2012, respectively;

•	an increase in contribution from product sales from the existing business of $9.0 million in the first half of 2012, which includes the negative contribution impact from lower sales of Cesamet®; and

•	incremental contribution from service revenue of $1.1 million in the first half of 2012, primarily from the Dermik acquisition.
•    in the Emerging Markets segment:

•
an increase in contribution of $65.0 million and $128.3 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, in the second quarter and first half of 2012, respectively, primarily from the sale of Sanitas, PharmaSwiss, iNova, Probiotica and Gerot Lannach products, including lower acquisition accounting adjustments related to inventory of $14.6 million and $19.8 million, in the aggregate, in the second quarter and first half of 2012, respectively; and

•	an increase in contribution from product sales from the existing business of $13.8 million and $24.6 million in the second quarter and first half of 2012, respectively.
This factor was partially offset by:

•	an increase in operating expenses (including amortization expense) of $24.0 million and $64.8 million in the second quarter and first half of 2012, respectively, primarily associated with the acquisitions of new businesses within the segment;

•	a negative foreign currency exchange impact on the existing business contribution of $14.8 million and $22.1 million in the second quarter and first half of 2012, respectively; and

•	a negative impact from divestitures and discontinuations of $3.8 million and $5.3 million in the second quarter and first half of 2012.
Operating Expenses
The following table displays the dollar amount of each operating expense category for the second quarters and first halves of 2012 and 2011, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2011		Change		2012		2011		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	197,284	24	169,912	28	27,372	16	426,725	25	339,199	29	87,526	26
Cost of alliance and service revenues	12,483	2	3,395	1	9,088	NM	94,878	6	37,340	3	57,538	154
Selling, general and administrative	185,440	23	149,657	25	35,783	24	362,726	22	289,163	25	73,563	25
Research and development	17,711	2	17,764	3	(53)	—	39,717	2	31,434	3	8,283	26
Amortization of intangible assets	210,570	26	114,946	19	95,624	83	411,213	25	226,989	19	184,224	81
Restructuring, integration and other costs	30,004	4	27,626	5	2,378	9	92,341	6	45,165	4	47,176	104
Acquired IPR&D	4,568	1	2,000	—	2,568	128	4,568	—	4,000	—	568	14
Acquisition-related costs	13,867	2	1,869	—	11,998	NM	21,372	1	3,376	—	17,996	NM
Legal settlements	53,624	7	2,000	—	51,624	NM	56,779	3	2,400	—	54,379	NM
Acquisition-related contingent consideration	7,729	1	1,752	—	5,977	NM	17,568	1	2,138	—	15,430	NM
Total operating expenses	733,280	89	490,921	81	242,359	49	1,527,887	91	981,204	84	546,683	56
_______________
NM — Not meaningful
Cost of Goods Sold
Cost of goods sold, which excludes the amortization of intangible assets described separately below under “— Amortization of Intangible Assets”, increased $27.4 million, or 16%, to $197.3 million in the second quarter of 2012, compared with $169.9 million in the second quarter of 2011, and increased $87.5 million, or 26%, to $426.7 million in the first half of 2012, compared with $339.2 million in the first half of 2011. The percentage increases in cost of goods sold in the second quarter and first half of 2012 were lower than the corresponding 41% and 46% increases in product sales in the second quarter and first half of 2012, respectively, primarily due to:

•
the effect of the lower supply price for Zovirax® inventory purchased from GSK, as a result of a new supply agreement that became effective with the acquisition of the U.S. rights, which favorably impacted cost of goods sold; and

•	a favorable impact from product mix and the benefits realized from worldwide manufacturing rationalization initiatives.
These factors were partially offset by:

•	an unfavorable foreign exchange impact on contribution, as the foreign exchange benefit to Cost of Goods Sold was more than offset by the negative foreign exchange impact on product sales.

Cost of Alliance and Service Revenues
Cost of alliance and service revenues increased $9.1 million to $12.5 million in the second quarter of 2012, compared with $3.4 million in the second quarter of 2011, mainly due to the inclusion of cost of service revenue from Dermik primarily related to contract manufacturing. Cost of alliance and service revenue increased $57.5 million, or 154%, to $94.9 million in the first half of 2012, compared with $37.3 million in the first half of 2011, primarily due to the inclusion of the carrying amounts of the IDP-111 and 5-FU intangible assets of $69.2 million, in the aggregate, which were expensed on the sale of these products in the first quarter of 2012, and the inclusion of cost of service revenue from Dermik, partially offset by the $30.7 million carrying amount of the Cloderm® intangible asset, which was expensed on the out-license of the product rights in the first quarter of 2011.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $35.8 million, or 24%, to $185.4 million in the second quarter of 2012, compared with $149.7 million in the second quarter of 2011, and increased $73.6 million, or 25%, to $362.7 million in the first half of 2012, compared with $289.2 million in the first half of 2011, primarily due to:

•
increased expenses in our U.S Dermatology segment ($23.3 million and $47.6 million, in the second quarter and first half of 2012, respectively), Canada and Australia segment ($14.7 million and $29.3 million, in the second quarter and first half of 2012, respectively) and Emerging Markets segment ($9.3 million and $29.7 million, in the second quarter and first half of 2012, respectively), primarily driven by the acquisitions of new businesses within these segments.

This factor was partially offset by:

•
decreases of $9.8 million and $20.0 million in share-based compensation expense charged to selling, general and administrative expenses in the second quarter and first half of 2012, respectively, primarily due to the vesting of performance stock units as a result of achieving specified performance criteria recognized in the second quarter of 2011 and the impact of the stock option modification recognized in the first quarter of 2011. Refer to note 13 of notes to unaudited consolidated financial statements for further details.

Research and Development Expenses
Research and development expenses increased $8.3 million, or 26%, to $39.7 million in the first half of 2012, compared with $31.4 million in the first half of 2011, reflecting spending on retigabine, a Phase 4 study for Wellbutrin XL®, the continued development of the IDP-108 program (an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails) and other lifecycle management programs. In July 2012, the Company submitted an NDA with the FDA for IDP-108, also known as efinaconazole.
Amortization of Intangible Assets
Amortization expense increased $95.6 million, or 83%, to $210.6 million in the second quarter of 2012, compared with $114.9 million in the second quarter of 2011, and increased $184.2 million, or 81%, to $411.2 million in the first half of 2012, compared with $227.0 million in the first half of 2011, primarily due to (i) amortization of ezogabine/retigabine of $28.6 million and $57.2 million in the second quarter and first half of 2012, respectively, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011, and (ii) the amortization of the iNova, Elidel®/Xerese®, Dermik, Ortho Dermatologics, and Sanitas identifiable intangible assets of $58.0 million and $115.9 million in the second quarter and first half of 2012, respectively. As part of our ongoing assessment of potential impairment indicators related to our intangible assets, we will closely monitor the performance of our product portfolio, including ezogabine/retigabine which is marketed under a collaboration agreement with GSK. If our assessment reveals indications of impairment to our assets, we may determine that a non-cash impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
As described above under “Merger-Related Cost-Rationalization and Integration Initiatives”, we recognized restructuring, integration and other costs of $30.0 million and $92.3 million in the second quarter and first half of 2012, respectively.

Acquired IPR&D
In the second quarter of 2012, we recorded a charge of $4.3 million related to the termination of the MC5 program (a topical treatment for acne vulgaris), acquired as part of the Ortho Dermatologics acquisition in 2011.
In the second quarter and first half of 2011, we recorded charges of $2.0 million and $4.0 million, respectively, related to the acquisition of the Canadian rights to Lodalis™, which was accounted for as a purchase of IPR&D assets with no alternative future use.
Acquisition-Related Costs
Acquisition-related costs increased $12.0 million to $13.9 million in the second quarter of 2012 as compared with $1.9 million in the second quarter of 2011, and increased $18.0 million to $21.4 million in the first half of 2012, compared with $3.4 million in the first half of 2011, reflecting increased acquisition activity during the second quarter and first half of 2012, as described above under “Business Development”.
Legal Settlements
Legal settlements costs increased $51.6 million to $53.6 million in the second quarter of 2012 as compared with $2.0 million in the second quarter of 2011, and increased $54.4 million to $56.8 million in the first half of 2012, compared with $2.4 million in the first half of 2011, primarily due to a settlement of antitrust litigation and the associated legal fees. Refer to note 19 of notes to unaudited consolidated financial statements for further details.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration increased $6.0 million to $7.7 million in the second quarter of 2012 as compared with $1.8 million in the second quarter of 2011, and increased $15.4 million to $17.6 million in the first half of 2012, compared with $2.1 million in the first half of 2011, primarily driven by the changes in the fair value of acquisition-related contingent consideration (mainly due to accretion to account for the time value of money) primarily related to the Elidel®/Xerese® license agreement entered into in June 2011 and the iNova acquisition.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the second quarters and first halves of 2012 and 2011 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	1,020	1,086	(66)	(6)	2,143	1,889	254	13
Interest expense	(100,614)	(83,073)	(17,541)	21	(202,639)	(151,824)	(50,815)	33
Loss on extinguishment of debt	—	(14,748)	14,748	(100)	(133)	(23,010)	22,877	(99)
Foreign exchange and other	(4,238)	847	(5,085)	NM	20,061	3,654	16,407	NM
(Loss) gain on investments, net	(35)	21,158	(21,193)	(100)	2,024	22,927	(20,903)	(91)
Total non-operating expense	(103,867)	(74,730)	(29,137)	39	(178,544)	(146,364)	(32,180)	22
________________
NM — Not meaningful
Interest Expense
Interest expense increased $17.5 million, or 21%, to $100.6 million in the second quarter of 2012, compared with $83.1 million in the second quarter of 2011, and increased $50.8 million, or 33%, to $202.6 million in the first half of 2012, compared with $151.8 million in the first half of 2011, primarily reflecting the following:

•
interest expense of $29.4 million and $76.3 million, in the aggregate, in the second quarter and first half of 2012, respectively, related to the borrowings under our senior secured credit facilities and our senior notes.

Those factors were partially offset by:

•	a decrease of $10.0 million in the first half of 2012 due to the repayment of our previous term loan A facility in the first quarter of 2011;

•
a decrease of $4.4 million and $8.6 million in the second quarter and first half of 2012, respectively, related to the repurchases of 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”) (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	a decrease of $5.7 million and $4.8 million in the second quarter and first half of 2012, respectively, due to an adjustment to amortization of debt issuance costs related to prior periods; and

•
a decrease of $1.6 million and $4.4 million in the second quarter and first half of 2012, respectively, related to the redemption of 4.0% convertible subordinated notes due 2013 (the “4% Convertible Notes”) in the second quarter of 2011. Refer to note 11 of notes to unaudited consolidated financial statements for further details.

Loss on Extinguishment of Debt
In the first half of 2012, we recognized losses of $0.1 million on the repurchase of a portion of the 5.375% Convertible Notes (as described below under “Financial Condition, Liquidity and Capital Resources – New Securities Repurchase Program”).
In the second quarter and first half of 2011, we recognized losses of $14.7 million and $23.0 million, respectively, mainly on the repurchase of a portion of the 5.375% Convertible Notes (as described below under “Financial Condition, Liquidity and Capital Resources – Securities Repurchase Program”) and the share settlement of the 4.0% Convertible Notes (refer to note 11 of notes to unaudited consolidated financial statements for further details).
Foreign Exchange and Other
Foreign exchange and other was a loss of $4.2 million in the second quarter of 2012, compared with a gain of $0.8 million in the second quarter of 2011, and was a gain of $20.1 million in the first half of 2012, compared with a gain of $3.7 million in the first half of 2011. The loss in the second quarter of 2012 was primarily due to unrealized translation losses from our European operations. The gain in the first half of 2012 was primarily due to a gain of $28.0 million related to an intercompany loan that was not designated as permanent in nature, and therefore the impact of changes in foreign currency exchange rates was recognized in our consolidated statements of (loss) income. $24.0 million of this gain was realized on an intercompany loan as of June 30, 2012. This was partially offset by a $2.7 million net gain realized on foreign currency forward contracts entered in connection with the acquisition of PharmaSwiss in the first quarter of 2011.
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
Income Taxes
The following table displays the dollar amounts of the current and deferred provisions for income taxes in the second quarters and first halves of 2012 and 2011 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
($ in 000s; (Income) Expense)	$	$	$	%	$	$	$	%
Current income tax expense	10,400	6,100	4,300	NM	25,000	22,500	2,500	NM
Deferred income tax benefit	(5,850)	(18,724)	12,874	(69)	(20,710)	(38,497)	17,787	(46)
Total provision for (recovery of) income taxes	4,550	(12,624)	17,174	(136)	4,290	(15,997)	20,287	(127)
________________
NM — Not meaningful
In the three-month period ended June 30, 2012, we recognized an income tax expense of $4.6 million, which comprised of $5.1 million related to the expected tax expense in tax jurisdictions outside of Canada offset with an income tax recovery of $0.5 million related to Canadian income taxes. In the six-month period ended June 30, 2012, we recognized an income tax expense of $4.3 million, which comprised of $1.6 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of $2.7 million related to Canadian income taxes. In the three-month and six-month periods ended June 30, 2012, our effective tax rate was primarily impacted by (i) tax expense generated from our annualized effective tax rate applied against our overall losses for the six months ended June 30, 2012, (ii) the increase in liabilities for uncertain tax positions, (iii) an adjustment of the valuation allowance specific to acquired Canadian net deferred tax liabilities, and (iv) withholding tax outside of Canada.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table displays a summary of our financial condition as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012	As of December 31, 2011	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	395,266	164,111	231,155	141
Long-lived assets(1)	12,255,296	11,670,826	584,470	5
Long-term debt, including current portion	(7,551,175)	(6,651,011)	(900,164)	14
Shareholders' equity	3,695,431	4,007,016	(311,585)	(8)
__________________

(1)	Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents increased $231.2 million, or 141%, to $395.3 million as of June 30, 2012, compared with $164.1 million at December 31, 2011, which primarily reflected the following sources of cash:

•	$1,170.7 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$421.8 million in operating cash flows, which includes the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga™ in the second quarter of 2012; and

•	$66.3 million of cash proceeds related to the sale of the IDP-111 and 5-FU products in the first quarter of 2012.
Those factors were partially offset by the following uses of cash:

•
$729.4 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the OraPharma, Gerot Lannach, Probiotica, Atlantis and University Medical acquisitions;

•	$280.7 million related to the repurchase of our common shares (as described below under “Financial Condition, Liquidity and Capital Resources — New Securities Repurchase Program”);

•	$220.0 million repayment under our revolving credit facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	contingent consideration payments of $61.9 million primarily related to the Elidel®/Xerese® license agreement entered into in June 2011 and the PharmaSwiss acquisition;

•	$55.6 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$37.9 million repayment of long-term debt assumed in connection with OraPharma acquisition in June, 2012; and

•	purchases of property, plant and equipment of $24.7 million.
Long-Lived Assets
Long-lived assets increased $584.5 million, or 5%, to $12,255.3 million as of June 30, 2012, compared with $11,670.8 million at December 31, 2011, primarily due to:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the acquisitions of OraPharma, Gerot Lannach, Probiotica, University Medical and Atlantis, which amounted to $952.6 million, in the aggregate;

•	purchases of property, plant and equipment of $24.7 million; and

•	a foreign currency exchange impact of $20.1 million.
Those factors were partially offset by:

•	the depreciation of property, plant and equipment and amortization of intangible assets of $437.4 million in the aggregate.
Long-Term Debt
Long-term debt (including the current portion) increased $900.2 million, or 14%, to $7,551.2 million as of June 30, 2012, compared with $6,651.0 million at December 31, 2011, primarily due to:

•	$1,170.7 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
This factor was partially offset by:

•	$220.0 million repayment under our revolving credit facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•	$55.6 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
Shareholders’ Equity
Shareholders’ equity decreased $311.6 million, or 8%, to $3,695.4 million as of June 30, 2012, compared with $4,007.0 million at December 31, 2011, primarily due to:

•	a decrease of $280.7 million related to the repurchase of our common shares in the first half of 2012;

•	a net loss of $34.5 million; and

•
a negative foreign currency translation adjustment of $22.9 million to other comprehensive (loss) income, mainly due to the impact of a strengthening of the U.S. dollar relative to a number of other currencies, including the Euro and Brazilian real, which decreased the reported value of our net assets denominated in those currencies.

Those factors were partially offset by:

•	$34.3 million of share-based compensation recorded in additional paid-in capital.
Cash Flows
Our primary sources of cash include: the cash generated from operations; the issuance of long-term debt and borrowings under our senior secured credit facilities; and proceeds from the sale of non-core assets. Our primary uses of cash include: business development transactions; interest and principal payments; securities repurchases; restructuring activities; salaries and benefits; inventory purchases; research and development spending; sales and marketing activities; capital expenditures; legal costs; litigation and regulatory settlements. The following table displays cash flow information for the second quarters and first halves of 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
($ in 000s)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	254,602	190,656	63,946	34	421,832	276,986	144,846	52
Net cash used in investing activities	(476,141)	(26,500)	(449,641)	NM	(694,520)	(851,834)	157,314	(18)
Net cash provided by (used in) financing activities	292,498	(330,169)	622,667	NM	502,936	412,598	90,338	22
Effect of exchange rate changes on cash and cash equivalents	(6,172)	3,206	(9,378)	NM	907	6,926	(6,019)	(87)
Net increase (decrease) in cash and cash equivalents	64,787	(162,807)	227,594	NM	231,155	(155,324)	386,479	NM
Cash and cash equivalents, beginning of period	330,479	401,752	(71,273)	(18)	164,111	394,269	(230,158)	(58)
Cash and cash equivalents, end of period	395,266	238,945	156,321	65	395,266	238,945	156,321	65
___________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $63.9 million, or 34%, to $254.6 million in the second quarter of 2012, compared with $190.7 million in the second quarter of 2011, primarily due to:

•
the inclusion of cash flows in the second quarter of 2012 from all 2011 acquisitions, primarily Elidel®/Xerese®, Sanitas, Dermik, Ortho Dermatologics, Afexa and iNova, as well as all 2012 acquisitions, primarily OraPharma, Probiotica and certain assets of Gerot Lannach, University Medical and Atlantis, partially offset by the negative impact of foreign exchange related to these acquisitions and the existing business;

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga™ in the second quarter of 2012; and

•	incremental cash flows from continued growth in the existing business.
Those factors were partially offset by:

•	the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt™ in the second quarter of 2011;

•	higher payments of $32.5 million related to other restructuring and integration-related costs (not Merger-related) in the second quarter of 2012; and

•	a decrease in contribution of $28.2 million, in the aggregate, from Cardizem® CD, Wellbutrin XL®, Ultram® ER, Cesamet® and Diastat® product sales in the second quarter of 2012.
Net cash provided by operating activities increased $144.8 million, or 52%, to $421.8 million in the first half of 2012, compared with $277.0 million in the first half of 2011, primarily due to:

•
the inclusion of cash flows in the first half of 2012 from all 2011 acquisitions, primarily Elidel®/Xerese®, Sanitas, Dermik, Ortho Dermatologics, Afexa and iNova, as well as all 2012 acquisitions, primarily OraPharma, Probiotica and certain assets of Gerot Lannach, University Medical and Atlantis, partially offset by the negative impact of foreign exchange related to these acquisitions and the existing business;

•	an increase in cash flows from the operations of PharmaSwiss due to the full year-to-date impact in 2012;

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga™ in the second quarter of 2012;

•	a decrease in legal settlement payments of $14.6 million;

•	an increase due to lower payments of $14.2 million related to the Merger-related restructuring charges in the first half of 2012; and

•	incremental cash flows from continued growth in the existing business.
Those factors were partially offset by:

•	higher payments of $73.9 million related to other restructuring and integration-related costs (not Merger-related) in the first half of 2012;

•	a decrease in contribution of $52.9 million, in the aggregate, from Cardizem® CD, Wellbutrin XL®, Ultram® ER, Cesamet® and Diastat® product sales in the first half of 2012; and

•	the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt™ in the second quarter of 2011.
Investing Activities
Net cash used in investing activities increased $449.6 million to $476.1 million in the second quarter of 2012, compared with $26.5 million in the second quarter of 2011, primarily due to:

•	an increase of $350.2 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate;

•
a net increase of $61.3 million on the disposal of the Cephalon common stock in the second quarter of 2011 (representing the excess of the $81.3 million in net proceeds received over the $20.0 million paid in the second quarter of 2011 to acquire the shares) that did not similarly occur in the second quarter of 2012; and

•	an increase of $36.0 million related to the receipt of up-front payment related to the out-license of Cloderm® in the second quarter of 2011 that did not similarly occur in the second quarter of 2012.
Net cash used in investing activities decreased $157.3 million, or 18%, to $694.5 million in the first half of 2012, compared with $851.8 million in the first half of 2011, primarily due to:

•	a decrease of $141.8 million in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate;

•	a decrease of $66.3 million attributable to the cash proceeds related to the sale of the IDP-111 and 5-FU products in the first quarter of 2012; and

•	a decrease of $9.3 million in purchases of property, plant and equipment.
Those factors were partially offset by:

•
a net increase of $21.3 million on the disposal of the Cephalon common stock in the first half of 2011, representing the excess of the $81.3 million in net proceeds received over the $60.0 million paid in the first half of 2011 to acquire the shares; and

•	an increase of $36.0 million related to the receipt of the up-front payment related to the out-license of Cloderm® in the first half of 2011 that did not similarly occur in the first half of 2012.
Financing Activities
Net cash provided by financing activities was $292.5 million in the second quarter of 2012, compared with the net cash used in financing activities of $330.2 million in the second quarter of 2011, reflecting an increase of $622.7 million, primarily due to:

•
an increase of $579.8 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
an increase of $199.8 million related to the repurchases of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the second quarter of 2011 that did not similarly occur in the second quarter of 2012;

•	an increase of $52.8 million related to lower repurchases of common shares in the second quarter of 2012; and

•	an increase of $5.3 million related to lower employee withholding taxes paid on the exercise of employee share-based awards in the second quarter of 2012.
Those factors were partially offset by:

•	a decrease of $100.0 million in borrowings under our revolving credit facility in the second quarter of 2012;

•	$37.9 million repayment of long-term debt assumed in connection with the OraPharma acquisition;

•	contingent consideration payments of $33.5 million primarily related to the Elidel®/Xerese® license agreement entered into in June 2011 and the PharmaSwiss acquisition;

•	$27.8 million repayment under our senior secured term loan A facility in the second quarter of 2012; and

•	a decrease of $8.9 million in proceeds from stock option exercises, including tax benefits in the second quarter of 2012.
Net cash provided by financing activities increased $90.3 million, or 22%, to $502.9 million in the first half of 2012, compared with $412.6 million in the first half of 2011, primarily due to:

•
an increase of $1,170.7 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	an increase of $975.0 million related to the repayment of our previous term loan A facility in the first half of 2011;

•	an increase of $335.0 million related to lower repurchases of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the first half of 2012;

•	an increase of $218.8 million related to lower repurchases of common shares in the first half of 2012; and

•	an increase of $40.9 million related to lower employee withholding taxes paid on the exercise of employee share-

based awards in the first half of 2012.
Those factors were partially offset by:

•	a decrease related to net proceeds of $2,139.7 million from the issuance of senior notes in the first half of 2011;

•	a decrease of $320.0 million in borrowings under our revolving credit facility in the first half of 2012;

•	contingent consideration payments of $61.0 million primarily related to the Elidel®/Xerese® license agreement entered into in June 2011 and the PharmaSwiss acquisition;

•	$55.6 million repayment under our senior secured term loan A facility in the first half of 2012;

•	a decrease of $50.5 million in proceeds from stock option exercises, including tax benefits in the first half of 2012; and

•	$37.9 million repayment of long-term debt assumed in connection with the OraPharma acquisition.
Financial Assets (Liabilities)
The following table displays our net financial liability position as of June 30, 2012 and December 31, 2011:

	Maturity Date	As of June 30, 2012	As of December 31, 2011	Change
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		395,266	164,111	231,155	141
Marketable securities		—	6,338	(6,338)	(100)
Total financial assets		395,266	170,449	224,817	132

Financial liabilities:
Brazil Uncommitted Line of Credit	August 2012	(5,431)	—	(5,431)	NM
Revolving Credit Facility	April 2016	—	(220,000)	220,000	(100)
Term Loan A Facility	April 2016	(2,134,466)	(2,185,520)	51,054	(2)
New Term Loan B Facility	February 2019	(1,170,651)	—	(1,170,651)	NM
Senior Notes:
6.50%	July 2016	(915,500)	(915,500)	—	NM
6.75%	October 2017	(498,127)	(497,949)	(178)	NM
6.875%	December 2018	(938,827)	(938,376)	(451)	NM
7.00%	October 2020	(686,444)	(686,228)	(216)	NM
6.75%	August 2021	(650,000)	(650,000)	—	NM
7.25%	July 2022	(540,881)	(540,427)	(454)	NM

5.375% Convertible Notes	August 2014	(16,279)	(17,011)	732	(4)
Total financial liabilities		(7,556,606)	(6,651,011)	(905,595)	14
Net financial liabilities		(7,161,340)	(6,480,562)	(680,778)	11
________________
NM — Not meaningful
On February 29, 2012, our subsidiary in Brazil entered into an uncommitted unsecured line of credit with a financial institution with total availability of R$16.0 million ($8.0 million at June 30, 2012). This uncommitted unsecured line of credit expires on August 27, 2012, is renewable and bears an interest rate of the Interbank Deposit Certificate Rate plus 0.23% per month. As of June 30, 2012, we had $5.4 million of borrowings under this line of credit, with $2.6 million of remaining availability.

On February 13, 2012, we and certain of our subsidiaries as guarantors, entered into the Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) with a syndicate of financial institutions and investors. As of that date, the Credit Agreement provided for a $275 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the “Revolving Credit Facility”), a $2.225 billion senior secured term loan A facility (the “Term Loan A Facility”) and a $600 million senior secured term loan B facility (the “Term Loan B Facility”). The Revolving Credit Facility matures on April 20, 2016 and does not amortize. The Term Loan A Facility matures on April 20, 2016 and began amortizing quarterly on March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20% annually commencing March 31, 2014, payable in quarterly installments. The Term Loan B Facility matures on February 13, 2019 and began amortizing quarterly on June 30, 2012 at an annual rate of 1.0%.
On June 14, 2012, we and certain of our subsidiaries as guarantors, entered into a joinder agreement to increase the amount of the Term Loan B Facility. The joinder agreement increased the amount of commitments under the Term Loan B Facility by $600.0 million of incremental term loans (the Term Loan B Facility as so amended, the “New Term Loan B Facility” and together with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). The incremental term loans mature on February 13, 2019, amortize quarterly commencing September 30, 2012 at an annual rate of 1.0% and have terms that are consistent with our Term Loan B Facility. As of June 30, 2012, $2,134.5 million in term loans was outstanding under the Term Loan A Facility, $1,170.7 million in term loans was outstanding under the New Term Loan B Facility and we had no outstanding borrowings under the Revolving Credit Facility.
On July 9, 2012, we and certain of our subsidiaries, as guarantors, entered into a joinder agreement to increase the amount of the commitments under the New Term Loan B Facility by $100 million.  This incremental term loan matures on February 13, 2019, amortizes quarterly starting on September 30, 2012 at an annual rate of 1% and has terms consistent with our New Term Loan B Facility.
The senior notes issued by Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $3,289.4 million and total liabilities of $980.3 million as of June 30, 2012, and net revenues of $370.7 million and earnings from operations of $12.9 million for the six-month period ended June 30, 2012.
Our primary sources of liquidity are our cash flows from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations and funds available under the Senior Secured Credit Facilities will be sufficient to meet our current liquidity needs. We have no material commitments for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. In January 2012, Moody’s Investor Services (“Moody’s”) downgraded our senior secured debt rating from Baa3 to Ba1. At the same time, Moody’s reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). Increased debt levels could result in further ratings pressure. A further downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of June 30, 2012, we were in compliance with all of our covenants related to our outstanding debt. Our short-term debt maturities consist of $195.2 million, in the aggregate, in term loans outstanding under the Term Loan A Facility and the Term Loan B Facility, due in quarterly installments and the 5.375% Convertible Notes and borrowings of $5.4 million under our uncommitted unsecured line of credit. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.
Securities Repurchase Program
On November 4, 2010, we announced that the board of directors had approved a securities repurchase program, pursuant to which we were able to make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in our financing agreements and applicable law. On August 29, 2011, we announced that the board of directors had approved an increase of $300.0 million under our securities repurchase program (the “Securities Repurchase Program”). As a result, under the Securities Repurchase Program, we were able to repurchase up to $1.8 billion of our convertible notes, senior notes, common shares and/or other notes or shares that may be issued prior to the completion of the program. The Securities Repurchase Program terminated on November 7, 2011.

In the six-month period ended June 30, 2011, under the Securities Repurchase Program, we repurchased $109.0 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $344.0 million.
In March 2011, under the Securities Repurchase Program, we repurchased 7,366,419 of our common shares from ValueAct Capital Master Fund, L.P. (“ValueAct”) for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of June 30, 2012, we had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the repurchase. In May 2011, a subsidiary of the Company purchased 4,498,180 of our common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, we purchased these common shares from our subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company’s board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant’s board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.
New Securities Repurchase Program
On November 3, 2011, we announced that our board of directors had approved a new securities repurchase program (the “New Securities Repurchase Program”). Under the New Securities Repurchase Program, which commenced on November 8, 2011, we may make purchases of up to $1.5 billion of our convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as we complete our purchases. The amount of securities to be purchased and the timing of purchases under the New Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements and applicable law. The securities to be repurchased will be funded using our cash resources.
In the six-month period ended June 30, 2012, under the New Securities Repurchase Program, we repurchased $1.1 million principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $4.0 million.
On June 29, 2012, we distributed a notice of redemption to holders of the Company’s 5.375% Convertible Notes, pursuant to which all of the outstanding 5.375% Convertible Notes would be redeemed on August 2, 2012 (the “Redemption Date”), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. The 5.375% Convertible Notes called for redemption were convertible at the election of the holders at any time before the close of business on August 1, 2012, but may not be converted on or after the Redemption Date unless we fail to pay the redemption price. For those holders electing conversion of the 5.375% Convertible Notes, we will settle all such 5.375% Convertible Notes  in cash.
In the six-month period ended June 30, 2012, under the New Securities Repurchase Program, we also repurchased 5,257,454 of our common shares for an aggregate purchase price of $280.7 million. These common shares were subsequently cancelled.
Since the commencement of the New Securities Repurchase Program through July 31, 2012, we have repurchased an additional $442.5 million, in the aggregate, of our convertible notes, senior notes and common shares.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.
The following table summarizes contractual obligations related to short-term borrowings and long-term debt, including interest as of June 30, 2012:

	Payments Due by Period
			2013	2015
	Total	2012	and 2014	and 2016	Thereafter
($ in 000s)	$	$	$	$	$
Short-term borrowings and long-term debt obligations, including interest(1)	10,342,953	295,125	1,509,511	3,128,061	5,410,256
____________________

(1)	Expected interest payments assume repayment of the principal amount of the related debt obligations at maturity.
There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading “Off-Balance Sheet Arrangements and Contractual Obligations” in the annual MD&A contained in the 2011 Form 10-K.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
As of July 31, 2012, we had 303,844,212 issued and outstanding common shares, which includes 1,764,540 common shares issuable in connection with the Merger. In addition, we had 10,054,340 stock options and 2,341,933 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,676,328 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 4,019,739 common shares could be issued upon vesting of the performance-based RSUs outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our consolidated financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” in the annual MD&A contained in the 2011 Form 10-K.
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the adoption of new accounting standards is contained in note 2 to the unaudited consolidated financial statements.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2012
In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify indefinite-lived intangible impairment testing, by allowing an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a significant impact on our financial position or results of operations.
FORWARD-LOOKING STATEMENTS
Caution regarding forward-looking information and statements and “Safe-Harbor” statements under the U.S. Private Securities Litigation Reform Act of 1995:
To the extent any statements made in this MD&A contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities legislation (collectively, “forward-looking statements”).

These forward-looking statements relate to, among other things: the expected benefits of our acquisitions and other transactions, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•
factors relating to the integration of the companies, businesses and products acquired by the Company such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

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

•
the difficulty in predicting: the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, the Canadian Therapeutic Products Directorate and European, Asian, Brazilian and Australian regulatory approvals; legal and regulatory proceedings and settlements thereof; the protection afforded by our patents and other intellectual and proprietary property; successful generic challenges to our products; and infringement or alleged infringement of the intellectual property of or by others;

•	the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products;

•	the results of continuing safety and efficacy studies by industry and government agencies;

•	our ability to obtain components, raw materials or bulk or finished products supplied by third parties;

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•	the seasonality of sales of certain of our products;

•	the introduction of products that compete against our products that do not have patent or data exclusivity rights, which products represent a significant portion of our revenues;

•	the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets;

•	adverse global economic conditions and credit market uncertainty in European and other countries in which we do business;

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

•
the impacts of the Patient Protection and Affordable Care Act and the Food and Drug Administration Safety and Innovation Act in the U.S. and other legislative and regulatory reforms in the countries in which we operate; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this MD&A, as well as under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the 2011 Form 10-K.
Interest Rate Risk
As of June 30, 2012, we had $4,267.7 million and $3,373.3 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of June 30, 2012 was $4,399.0 million. If interest rates were to increase or decrease by 100 basis-points the fair value of our long-term debt would increase or decrease by approximately $223.2 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $27.3 million in our consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to note 19 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On November 3, 2011, the Company announced that its board of directors had approved a new securities repurchase program (the “New Securities Repurchase Program”). Under the New Securities Repurchase Program, which commenced on November 8, 2011, the Company may make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law. The New Securities Repurchase Program will terminate on November 7, 2012 or at such time as the Company completes its purchases.
Set forth below is information regarding securities repurchased under the New Securities Repurchase Program in the three-month period ended June 30, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plan
				(In thousands)
April 2012	—	—	—	$1,229,522
April 2012	225,872(1)	$53.70	225,872(1)	$1,217,393
April 2012	225,872(1)	$54.75	225,872(1)	$1,205,026
April 2012	154,106(1)	$54.96	154,106(1)	$1,196,557
April 2012	89,605(1)	$54.98	89,605(1)	$1,191,630
April 2012	6,600(1)	$55.00	6,600(1)	$1,191,267
April 2012	223,343(1)	$54.72	223,343(1)	$1,179,046
April 2012	24,068(1)	$55.00	24,068(1)	$1,177,722
May 2012	257,597(1)	$51.82	257,597(1)	$1,164,373
May 2012	133,694(1)	$51.27	133,694(1)	$1,157,519
May 2012	474,100(1)	$52.20	474,100(1)	$1,132,771
May 2012	473,000(1)	$51.60	473,000(1)	$1,108,364
May 2012	473,000(1)	$52.51	473,000(1)	$1,083,527
May 2012	474,100(1)	$52.87	474,100(1)	$1,058,461
May 2012	17,545(1)	$53.52	17,545(1)	$1,057,522
__________________

(1)	Common shares.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5. Other Information

None.
Item 6. Exhibits

4.1*
First Supplemental Indenture, dated as of June 27, 2012, by and among the Company, The Bank of New York Mellon, a New York banking corporation, as trustee, and BNY Trust Company of Canada, a Canadian trust corporation, as co-trustee to the Indenture, dated as of June 10, 2009, among the Company, The Bank of New York Mellon, a New York banking corporation, as trustee, and BNY Trust Company of Canada, a Canadian trust corporation, as co-trustee.

4.2*
Fifth Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.3*
Fourth Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.4*
Third Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.5*
Third Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.6*
Sixth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.7*
Fifth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.8*
Fourth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.9*
Fourth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

10.1
Joinder Agreement, dated June 14, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2012, which is incorporated by reference herein.

10.2*
Joinder Agreement, dated July 9, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

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

________________________

*	Filed herewith.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: August 3, 2012	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2012	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1*
First Supplemental Indenture, dated as of June 27, 2012, by and among the Company, The Bank of New York Mellon, a New York banking corporation, as trustee, and BNY Trust Company of Canada, a Canadian trust corporation, as co-trustee to the Indenture, dated as of June 10, 2009, among the Company, The Bank of New York Mellon, a New York banking corporation, as trustee, and BNY Trust Company of Canada, a Canadian trust corporation, as co-trustee.

4.2*
Fifth Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.3*
Fourth Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.4*
Third Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.5*
Third Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.6*
Sixth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.7*
Fifth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.8*
Fourth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.9*
Fourth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

10.1
Joinder Agreement, dated June 14, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2012, which is incorporated by reference herein.

10.2*
Joinder Agreement, dated July 9, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

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
_____________

*	Filed herewith.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.