Form 10-Q
period 2012-09-30
Valeant Pharmaceuticals International, Inc.
filed 2012-11-05
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Common shares, no par value — 304,823,911 shares issued and outstanding as of October 31, 2012.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
These forward-looking statements relate to, among other things: the expected benefits of our acquisitions (including the Medicis acquisition) and other transactions, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
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

•	the challenges and difficulties associated with managing the rapid growth of our Company and a large, complex business;

•	our ability to identify, acquire and integrate acquisition targets and to secure and maintain third-party research, development, manufacturing, marketing or distribution arrangements;

•	our ability to close transactions (including the Medicis acquisition) on a timely basis or at all;

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

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, which could lead to material impairment charges;

•
the results of management reviews of our research and development portfolio, conducted periodically and in connection with certain acquisitions, the decisions from which could result in terminations of specific projects which, in turn, could lead to material impairment charges;

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. of Part II of this Form 10-Q and under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K Item 1A., and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	As of September 30, 2012	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$257,730	$164,111
Marketable securities	—	6,338
Accounts receivable, net	805,010	569,268
Inventories, net	418,252	355,212
Prepaid expenses and other current assets	72,214	41,884
Assets held for sale	9,925	72,239
Deferred tax assets, net	150,539	148,454
Total current assets	1,713,670	1,357,506
Property, plant and equipment, net	450,327	414,242
Intangible assets, net	8,035,717	7,657,798
Goodwill	3,799,613	3,598,786
Deferred tax assets, net	41,181	54,681
Restricted cash	8,231	—
Other long-term assets, net	97,469	58,700
Total assets	$14,146,208	$13,141,713

Liabilities
Current liabilities:
Accounts payable	$166,688	$157,620
Accrued liabilities and other current liabilities	634,722	527,583
Acquisition-related contingent consideration	112,274	100,263
Income taxes payable	10,208	10,335
Deferred revenue	18,142	12,783
Current portion of long-term debt	207,688	111,250
Deferred tax liabilities, net	8,786	4,438
Total current liabilities	1,158,508	924,272
Deferred revenue	36,727	38,153
Acquisition-related contingent consideration	392,961	319,821
Long-term debt	7,422,558	6,539,761
Liabilities for uncertain tax positions	99,544	91,098
Deferred tax liabilities, net	1,127,226	1,144,914
Other long-term liabilities	123,502	76,678
Total liabilities	10,361,026	9,134,697

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized, 302,899,442 and
306,371,032 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5,916,671	5,963,621
Additional paid-in capital	270,183	276,117
Accumulated deficit	(2,281,834)	(2,030,292)
Accumulated other comprehensive loss	(119,838)	(202,430)
Total shareholders’ equity	3,785,182	4,007,016
Total liabilities and shareholders’ equity	$14,146,208	$13,141,713
Commitments and contingencies (note 19)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(All dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Product sales	$856,892	$570,423	$2,363,226	$1,600,879
Alliance and royalty	12,248	22,471	148,348	146,873
Service and other	15,000	7,690	48,759	27,245
	884,140	600,584	2,560,333	1,774,997
Expenses
Cost of goods sold (exclusive of amortization of
intangible assets shown separately below)	219,670	162,568	646,395	501,767
Cost of alliance and service revenues	10,582	3,078	105,460	40,418
Selling, general and administrative	188,660	134,801	551,386	423,964
Research and development	19,170	17,476	58,887	48,910
Amortization of intangible assets	218,187	138,027	629,400	365,016
Restructuring, integration and other costs	42,872	15,874	135,213	61,039
Acquired in-process research and development	145,300	—	149,868	4,000
Acquisition-related costs	4,605	9,498	25,977	12,874
Legal settlements	—	—	56,779	2,400
Acquisition-related contingent consideration	5,630	6,904	23,198	9,042
	854,676	488,226	2,382,563	1,469,430
Operating income	29,464	112,358	177,770	305,567
Interest income	1,156	1,052	3,299	2,941
Interest expense	(116,042)	(87,504)	(318,681)	(239,328)
Loss on extinguishment of debt	(2,322)	(10,315)	(2,455)	(33,325)
Foreign exchange and other	(1,603)	(3,590)	18,458	64
(Loss) gain on investments, net	—	(140)	2,024	22,787
(Loss) income before recovery of income taxes	(89,347)	11,861	(119,585)	58,706
Recovery of income taxes	(96,992)	(29,001)	(92,702)	(44,998)
Net income (loss)	$7,645	$40,862	$(26,883)	$103,704

Basic earnings (loss) per share	$0.03	$0.13	$(0.09)	$0.34
Diluted earnings (loss) per share	$0.02	$0.13	$(0.09)	$0.32

Weighted-average common shares (000s)
Basic	304,075	302,702	305,550	303,285
Diluted	311,743	322,783	305,550	329,010

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$7,645	$40,862	$(26,883)	$103,704
Other comprehensive income (loss)
Foreign currency translation adjustment	106,731	(471,075)	83,823	(287,635)
Net unrealized holding gain (loss) on available-for-sale equity securities:
Arising in period	—	(21)	—	21,146
Reclassification to net income (loss)	—	170	(1,634)	(21,146)
Net unrealized holding gain (loss) on available-for-sale debt securities:
Arising in period	—	—	7	(96)
Reclassification to net income (loss)	—	—	197	—
Pension adjustment	400	(121)	199	777
Acquisition of noncontrolling interest	—	1,849	—	1,849
Other comprehensive income (loss)	107,131	(469,198)	82,592	(285,105)
Comprehensive income (loss)	$114,776	$(428,336)	$55,709	$(181,401)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$7,645	$40,862	$(26,883)	$103,704
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	235,311	154,936	672,759	404,214
Amortization of debt discounts and debt issuance costs	8,979	12,685	14,335	19,033
Acquired in-process research and development	145,300	—	149,868	4,000
Acquisition accounting adjustment on inventory sold	6,009	2,768	49,401	48,939
Loss (Gain) on disposal of assets	229	—	10,780	(5,314)
Acquisition-related contingent consideration	5,630	6,904	23,198	9,042
Allowances for losses on accounts receivable and inventories	6,833	1,740	12,936	4,212
Deferred income taxes	(107,093)	(38,601)	(127,802)	(77,098)
Additions to accrued legal settlements	—	—	56,779	2,400
Payments of accrued legal settlements	(37,739)	—	(39,551)	(16,400)
Share-based compensation	18,547	17,587	52,855	73,038
Tax benefits from stock options exercised	(2,367)	(2,042)	(5,842)	(33,658)
Foreign exchange loss (gain)	356	3,611	(21,909)	(662)
Gain on sale of marketable securities	—	—	—	(21,316)
Payment of accreted interest on contingent consideration	(552)	—	(1,450)	—
Other	(5,545)	(9,170)	(15,109)	8,543
Changes in operating assets and liabilities:
Accounts receivable	(182,646)	(43,087)	(189,249)	(93,832)
Inventories	(9,787)	(5,211)	(61,300)	(68)
Prepaid expenses and other current assets	(6,324)	(7,813)	(9,457)	(2,186)
Accounts payable, accrued liabilities and other liabilities	84,352	37,618	58,157	37,775
Income taxes payable	(311)	920	(13,857)	(13,673)
Net cash provided by operating activities	166,827	173,707	588,659	450,693

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(245,367)	(409,056)	(972,199)	(969,323)
Acquisition of intangible assets	(6,305)	(12,237)	(8,865)	(323,122)
Purchases of property, plant and equipment	(57,069)	(9,584)	(81,786)	(43,563)
Proceeds from sales and maturities of marketable securities	—	—	9,412	86,639
Purchases of marketable securities and other investments	—	(11,745)	(7,200)	(81,087)
Proceeds from sale of assets	10,717	—	76,967	36,000
Decrease (increase) in restricted cash	628	—	(8,245)	—
Net cash used in investing activities	(297,396)	(442,622)	(991,916)	(1,294,456)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	122,295	690,000	1,408,705	2,929,688
Repayments of long-term debt	(31,063)	(11,088)	(461,056)	(986,088)
Short-term debt borrowings	8,930	—	28,530	—
Short-term debt repayments	(4,820)	—	(26,402)	—
Repurchases of convertible debt	—	(202,587)	(3,975)	(541,600)
Repurchases of common shares	—	(74,556)	(280,724)	(574,120)
Proceeds from exercise of stock options	5,209	4,847	12,228	34,209
Tax benefits from stock options exercised	2,367	2,042	5,842	33,658
Payments of employee withholding tax upon vesting of share-based awards	(7,376)	(2,477)	(21,110)	(57,155)
Cash settlement of call options	—	(66,864)	—	(66,864)
Cash settlement of convertible debt	(62,086)	—	(62,086)	—
Acquisition of noncontrolling interest	—	(28,515)	—	(28,515)
Payments of contingent consideration	(18,826)	—	(79,844)	—
Payments of debt issuance costs	(22,562)	(11,777)	(25,104)	(31,590)
Net cash (used in) provided by financing activities	(7,932)	299,025	495,004	711,623

Effect of exchange rate changes on cash and cash equivalents	965	(14,496)	1,872	(7,570)
Net (decrease) increase in cash and cash equivalents	(137,536)	15,614	93,619	(139,710)
Cash and cash equivalents, beginning of period	395,266	238,945	164,111	394,269
Cash and cash equivalents, end of period	$257,730	$254,559	$257,730	$254,559

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(17,257)	$—	$(143,285)	$(397,150)
Settlement of convertible debt, equity issued	—	—	—	(892,000)
Acquisition of businesses, debt assumed	—	—	(46,336)	—
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
The Company has revised the 2011 consolidated statement of cash flows for the presentation of the proceeds from the out-license of an intangible asset to conform to the current year presentation. The Company decreased Net cash used in investing activities with an offsetting decrease in Net cash provided by operating activities by $36.0 million for the nine-month period ended September 30, 2011. This revision did not have a material impact to the Company’s previously reported consolidated statement of cash flows. This change had no effect on the Company’s previously reported consolidated balance sheets, consolidated statements of income (loss) and consolidated statements of comprehensive income (loss).
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
(a) Business combinations in 2012 include the following:
OraPharma
Description of the Transaction
On June 18, 2012, the Company acquired OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. The Company made an up-front payment of $289.3 million, and the Company may pay a series of contingent consideration payments of up to $114.0 million based on certain milestones, including certain revenue targets. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date, for a total fair value of consideration transferred of $388.5 million. As of September 30, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The Company also repaid at the closing $37.9 million of assumed debt.
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
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

•	amounts for intangible assets, property, plant and equipment and inventories, pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
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

	Amounts Recognized as of Acquisition Dates(a)	Measurement Period Adjustments(b)	Amounts Recognized (as adjusted)
Cash	$14,119	$—	$14,119
Accounts receivable(c)	10,348	—	10,348
Inventories	3,222	(685)	2,537
Other current assets	4,063	22	4,085
Property and equipment	8,181	—	8,181
Identifiable intangible assets, excluding acquired IPR&D(d)	466,408	(64,095)	402,313
Acquired IPR&D(e)	15,464	13,151	28,615
Other non-current assets	1,862	—	1,862
Current liabilities	(9,675)	(395)	(10,070)
Long-term debt, including current portion(f)	(37,868)	—	(37,868)
Deferred income taxes, net	(173,907)	18,386	(155,521)
Other non-current liabilities	(158)	—	(158)
Total identifiable net assets	302,059	(33,616)	268,443
Goodwill(g)	86,802	33,255	120,057
Total fair value of consideration transferred	$388,861	$(361)	$388,500
______________________

(a)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(b)
The measurement period adjustments primarily reflect: (i) changes in the estimated fair value of the Arestin® product brand; (ii) the reclassification of intangible assets from product brands to acquired in-process research and development (“IPR&D”); (iii) a decrease in the total fair value of consideration transferred due to a working capital adjustment; and (iv) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	Both the fair value and gross contractual amount of trade accounts receivable acquired were $10.3 million, as the Company expects that the amount to be uncollectible is negligible.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized (as adjusted)
Product brand	12	$446,958	$(62,450)	$384,508
Corporate brand	15	19,450	(1,645)	17,805
Total identifiable intangible assets acquired	12	$466,408	$(64,095)	$402,313

(e)
The IPR&D assets primarily relate to the development of Arestin ER, which is indicated for oral hygiene use and Arestin Peri-Implantitis, which is indicated for anti-inflammatory and anti-bacterial use.

(f)	Effective June 18, 2012, the Company terminated the credit facility agreement, repaid the assumed debt outstanding and cancelled the undrawn credit facilities.

(g)
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
Acquisition-Related Costs
The Company has incurred to date $3.7 million of transaction costs directly related to the OraPharma acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of OraPharma
The revenues of OraPharma for the period from the acquisition date to September 30, 2012 were $28.3 million, and the net loss was $3.5 million. The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs.
Other Business Combinations
Description of the Transactions
In the nine-month period ended September 30, 2012, the Company completed other business combinations, which included the following businesses, as well as other smaller acquisitions, for an aggregate purchase price of $744.4 million. The aggregate purchase price included contingent consideration obligations with an aggregate acquisition date fair value of $44.2 million.

•
On September 28, 2012, the Company acquired certain assets from Johnson & Johnson Consumer Companies, Inc. (“J&J North America”) for a purchase price of $109.6 million, relating to the U.S. and Canadian rights to the over-the-counter (“OTC”) consumer brands Ambi®, Caladryl®, Corn Huskers®, Cortaid®, Purpose® and Shower to Shower®.

•
On September 24, 2012, the Company acquired certain assets from QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”) relating to Visudyne®, which is used to treat abnormal growth of leaky blood vessels in the eye caused by wet age-related macular degeneration. The consideration paid included up-front payments of $62.5 million for the assets related to the rights to the product in the U.S. and $50.0 million for the assets

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

related to the rights to the product outside the U.S. The Company may pay a series of contingent payments of up to $20.0 million relating to non-U.S. royalties and development milestones for QLT’s laser program in the U.S. In addition, the Company will pay royalties on sales of potential new indications for Visudyne® in the U.S. The fair value of the contingent consideration was determined to be $7.9 million as of the acquisition date. As of September 30, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 23, 2012, the Company acquired certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), a specialty pharmaceutical company located in the U.S. focused on skincare products, including the rights to University Medical’s main brand AcneFree™, a retail OTC acne treatment. The consideration includes up-front payments of $65.0 million, and the Company may pay a series of contingent consideration payments of up to $40.0 million if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $1.5 million as of the acquisition date. As of September 30, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 2, 2012, the Company acquired certain assets from Atlantis Pharma (“Atlantis”), a branded generics pharmaceutical company located in Mexico, for up-front payments of $65.5 million (MXN$847.3 million), and the Company placed an additional $8.9 million (MXN$114.7 million) into an escrow account. The amounts in escrow will be paid to the sellers only if certain regulatory milestones are achieved and therefore such amounts were treated as contingent consideration. The fair value of the contingent consideration was determined to be $7.6 million as of the acquisition date. As of September 30, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. Since the acquisition date, certain amounts have been released from escrow to the sellers, reducing the escrow balance to $8.2 million as of September 30, 2012. The escrow balance is classified as Restricted cash in the Company’s consolidated balance sheets. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

•
On March 13, 2012, the Company acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. The Company made an up-front payment of $164.0 million (€125.0 million), and the Company may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. As of September 30, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. As part of the transaction, the Company also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products. Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin.

•
On February 1, 2012, the Company acquired Probiotica Laboratorios Ltda. (“Probiotica”), which markets OTC sports nutrition products and other food supplements in Brazil, for a purchase price of $90.5 million (R$158.0 million).

•
During the nine months ended September 30, 2012, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the other business combinations, in the aggregate, as of the acquisition dates. The following recognized amounts with respect to the J&J North America, QLT, University Medical, Probiotica, and certain other smaller acquisitions are provisional and subject to change:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

•	amounts for intangible assets, property, plant and equipment and inventories, pending finalization of the valuation;

•	amounts for non-current liabilities, and corresponding indemnification assets, pending finalization of the assessment of contingent liabilities;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
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

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized (as adjusted)
Cash and cash equivalents	$6,459	$(258)	$6,201
Accounts receivable(b)	28,281	(17)	28,264
Assets held for sale(c)	15,566	—	15,566
Inventories	59,884	(121)	59,763
Other current assets	2,523	—	2,523
Property, plant and equipment	7,209	—	7,209
Identifiable intangible assets, excluding acquired IPR&D(d)	601,412	2,852	604,264
Acquired IPR&D	1,234	—	1,234
Indemnification assets(e)	27,901	—	27,901
Current liabilities	(30,815)	(350)	(31,165)
Liability for uncertain tax position	(6,682)	6,682	—
Other non-current liabilities(e)	(27,901)	—	(27,901)
Deferred income taxes, net	(9,198)	373	(8,825)
Total identifiable net assets	675,873	9,161	685,034
Goodwill(f)	68,612	(9,239)	59,373
Total fair value of consideration transferred	$744,485	$(78)	$744,407
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

(b)	The fair value of trade accounts receivable acquired was $28.3 million, with the gross contractual amount being $29.6 million, of which the Company expects that $1.3 million will be uncollectible.

(c)
Assets held for sale relate to a product brand acquired in the Atlantis acquisition. Subsequent to that acquisition, the plan of sale changed, and the Company no longer intends to sell the asset. Consequently, the product brand is not classified as an asset held for sale as of September 30, 2012.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized (as adjusted)
Product brands	9	$393,427	$—	$393,427
Corporate brands	12	31,503	3,725	35,228
Product rights	10	109,274	(873)	108,401
Royalty agreement	9	36,277	—	36,277
Partner relationships	5	30,931	—	30,931
Total identifiable intangible assets acquired	10	$601,412	$2,852	$604,264

(e)
Other non-current liabilities, and the corresponding indemnification assets, primarily relate to certain asserted and unasserted claims against Probiotica, which include potential tax-related obligations that existed at the acquisition date. The Company is indemnified by the sellers in accordance with indemnification provisions under its contractual arrangements. Indemnification assets and contingent liabilities were recorded at the same amount and classified in the same manner, as components of the purchase price, representing our best estimates of these amounts at the acquisition date, in accordance with guidance for loss contingencies and uncertain tax positions. Under the Company’s contractual arrangement with Probiotica, there is no limitation on the amount or value of indemnity claims that can be made by the Company; however there is a time restriction of either two or five years, depending on the nature of the claim. Approximately $12.9 million (R$22.5 million) of the purchase price for the Probiotica transaction from the date of acquisition has been placed in escrow in accordance with the indemnification provisions. The escrow account will be maintained for two years, with 50% being released to the sellers after the first year, and the remaining balance released after the second year. The Company expects the total amount of such indemnification assets to be collectible from the sellers. The Company is continuing to gather and assess information with respect to the non-current liabilities and indemnification assets.

(f)
The goodwill relates primarily to the Probiotica acquisition. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. The Company expects that the goodwill will be deductible for tax purposes. The goodwill recorded from the J&J North America, QLT, University Medical, Atlantis and Gerot Lannach acquisitions represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations with those of the Company. Probiotica’s goodwill recorded represents the following:

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
The provisional amount of the goodwill from the J&J North America, QLT and University Medical acquisitions has been allocated to the Company’s U.S. Dermatology segment. The provisional amount of the goodwill from the Probiotica acquisition, and the amounts of goodwill from the Atlantis and Gerot Lannach acquisitions, have been allocated to the Company’s Emerging Markets segment.
Acquisition-Related Costs
The Company has incurred to date $9.0 million, in the aggregate, of transaction costs directly related to the other business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of Other Business Combinations
The revenues of the other business combinations for the period from the respective acquisition dates to September 30, 2012 were $106.6 million, in the aggregate, and the net loss was $10.5 million, in the aggregate. The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2011 include the following:
iNova

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Description of the Transaction
On December 21, 2011, the Company acquired iNova from Archer Capital, Ironbridge Capital and other minority management shareholders. The Company made up-front payments of $656.7 million (AUD$657.9 million) and the Company may pay a series of potential milestones of up to $59.9 million (AUD$60 million) based on the success of pipeline activities, product registrations and overall revenue. The fair value of the contingent consideration was determined to be $44.5 million as of the acquisition date, for a total fair value of consideration transferred of $701.2 million. As of September 30, 2012, the assumptions used for determining the fair value of the acquisition-related contingent consideration have not changed significantly from those used at the acquisition date.
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

(d)
Property, plant and equipment includes a manufacturing facility, included in the Canada and Australia segment, which was subsequently sold during the third quarter of 2012 for $10.2 million, which equaled its carrying amount.

(e)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

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
The goodwill has been allocated to the Company’s Canada and Australia segment ($119.5 million) and the Company’s Emerging Markets segment ($82.4 million).
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

(d)
The acquired IPR&D asset relates to the development of the MC5 program, a topical treatment for acne vulgaris. In the second quarter of 2012, the Company terminated the MC5 program and recognized a charge of $4.3 million to write off the related IPR&D asset. This charge was recognized as Acquired in-process research and development in the Company’s consolidated statements of income (loss).

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
As the Company maintained a controlling financial interest in Sanitas during the Tender Offer, the additional ownership interest of 6.4% acquired in Sanitas was accounted for as an equity transaction between owners. The noncontrolling interest in Sanitas of approximately 1.6% to be acquired through the Squeeze Out procedures was classified as a liability

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

in the Company’s consolidated balance sheet as it was mandatorily redeemable. As of September 30, 2012, the amount due to Sanitas shareholders of $2.4 million was included in Accrued liabilities and other current liabilities.
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
In connection with the transaction, in February 2011, the Company entered into foreign currency forward-exchange contracts to buy €130.0 million, which were settled on March 9, 2011. The Company recorded a $5.1 million gain on the settlement of these contracts, which was partially offset by a foreign exchange loss of $2.4 million recognized on the remaining €220.0 million bought to finance the transaction. The net foreign exchange gain of $2.7 million was recognized in Foreign exchange and other in the consolidated statement of income (loss) in the three-month period ended March 31, 2011.
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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011, as if the J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach and Probiotica acquisitions had occurred as of January 1, 2011 and the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions had occurred as of January 1, 2010. The unaudited pro forma information does not include the license agreement entered into in June 2011 to acquire the rights to Elidel® and Xerese®, as the impact is immaterial to these pro forma results and it was impracticable to obtain the necessary historical

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

information as discrete financial statements for these product lines were not prepared. In addition, the unaudited pro forma information does not include the Dermik acquisition, as it was impracticable to obtain the necessary historical information as discrete financial statements were not prepared.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$901,630	$805,663	$2,687,041	$2,433,477
Net income	13,159	18,292	9,783	70,838
Basic earnings per share	$0.04	$0.06	$0.03	$0.23
Diluted earnings per share	$0.04	$0.06	$0.03	$0.22
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa. Except to the extent realized in the three-month and nine-month periods ended September 30, 2012, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month and nine-month periods ended September 30, 2012, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach and Probiotica acquisitions and the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions been completed on January 1, 2011 and January 1, 2010, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily adjustments consistent with the unaudited pro forma information related to the following unaudited pro forma adjustments related to these acquisitions:

•
elimination of J&J North America’s, QLT’s, OraPharma’s, University Medical’s, Atlantis’, Gerot Lannach’s, Probiotica’s, PharmaSwiss’, Sanitas’, Ortho Dermatologics’, iNova’s and Afexa’s historical intangible asset amortization expense;

•	additional amortization expense related to the provisional fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;

•	additional interest expense associated with the financing obtained by the Company in connection with the various acquisitions;

•
the exclusion from pro forma earnings in the nine-month period ended September 30, 2012 of the acquisition accounting adjustments on QLT’s, iNova’s, Ortho Dermatologics’, Afexa’s, Probiotica’s, OraPharma’s, University Medical’s, and Atlantis’ inventories that were sold subsequent to the acquisition date of $31.1 million, in the aggregate, and the exclusion of $16.7 million of acquisition-related costs, in the aggregate, incurred primarily for the J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach, and Probiotica acquisitions in the nine-month period ended September 30, 2012, and the inclusion of those amounts in pro forma earnings for the applicable comparative periods; and

•
the exclusion from pro forma earnings in the three-month period ended September 30, 2012 of the acquisition accounting adjustments on QLT’s, iNova’s, Ortho Dermatologics’, Afexa’s, Probiotica’s, OraPharma’s, University Medical’s, and Atlantis’ inventories that were sold subsequent to the acquisition date of $2.9 million, and the inclusion of those amounts in pro forma earnings for the applicable comparative periods.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The pro forma earnings also exclude amortization of inventory step-up that arose from the Merger that was recognized in the nine-month period ended September 30, 2011. Such amounts were included in the applicable comparative period for purposes of pro forma financial information.
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
In March 2011, the European Commission granted marketing authorization for Trobalt® (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application for Potiga™ (ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. In December 2011, ezogabine/retigabine received scheduling as a controlled substance, which triggered the commencement of amortization.
In connection with the first sale of Potiga™ in the U.S. (which occurred in April 2012), GSK paid the Company a $45.0 million milestone payment, and the Company will share up to 50% of the net profits from the sale of Potiga™. In addition, in connection with the first sale of Trobalt® by GSK in the European Union (which occurred in May 2011), GSK paid the Company a $40.0 million milestone payment and will pay up to a 20% royalty on net sales of the product. As substantive uncertainty existed at the inception of the Collaboration Agreement as to whether the milestones would be achieved because of the uncertainty involved with obtaining regulatory approval, no amounts were previously recognized for these potential milestone payments. The milestone payments (1) relate solely to past performance of the Company, (2) are reasonable relative to the other deliverables and payment terms within the Collaboration Agreement, and (3) are commensurate with the Company’s efforts in collaboration with GSK to achieve the milestone events and the increase in value of ezogabine/retigabine. Accordingly, the milestones are considered substantive, and the milestone payments are being recognized by the Company as alliance and royalty revenue upon achievement. In the second quarter of 2012 and 2011, the Company recorded $45.0 million and $40.0 million of milestone payments from GSK in connection with the launches of Potiga™ and Trobalt®, respectively.

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
The following table summarizes the major components of costs incurred in connection with these initiatives through September 30, 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation			Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)
Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)
Balance, December 31, 2011	2,158	681	—	10,314	13,153
Costs incurred and charged to expense	1,586	—	—	12,334	13,920
Cash payments	(3,288)	—	—	(22,572)	(25,860)
Non-cash adjustments	442	(681)	—	378	139
Balance, March 31, 2012	898	—	—	454	1,352
Costs incurred and charged to expense	—	—	—	—	—
Cash payments	(409)	—	—	(14)	(423)
Non-cash adjustments	(6)	—	—	(193)	(199)
Balance, June 30, 2012	483	—	—	247	730
Costs incurred and charged to expense	—	—	—	252	252
Cash payments	(80)	—	—	(81)	(161)
Non-cash adjustments	(134)	—	—	15	(119)
Balance, September 30, 2012	$269	$—	$—	$433	$702
Facility closure costs incurred in the nine-month period ended September 30, 2012 primarily included an incremental $10.2 million charge for the remaining operating lease obligations related to our vacated Mississauga, Ontario corporate office facility.
In addition to costs associated with the Company’s Merger-related initiatives, in the nine-month period ended September 30, 2012, the Company incurred an additional $121.0 million of other restructuring, integration-related and other costs, including (i) $46.6 million of integration consulting, duplicate labor, transition service, and other, (ii) $44.8 million of severance costs, (iii) $14.9 million of facility closure costs and (iv) $14.7 million of other costs, including non-personnel manufacturing integration costs. The Company also made payments of $107.7 million during the nine-month period ended September 30, 2012. These costs were primarily related to the acquisitions of Dermik, iNova, Sanitas, Ortho Dermatologics, OraPharma, Afexa, PharmaSwiss, and a U.S. restructuring focused primarily on a reduction in the prescription dermatology field force, the global consolidation of the Company’s manufacturing facilities, and systems integration initiatives.

7.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components of the Company’s financial assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of September 30, 2012				As of December 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8,047	$8,047	$—	$—	$27,711	$27,711	$—	$—
Available-for-sale equity securities	—	—	—	—	3,364	3,364	—	—
Available-for-sale debt securities:
Corporate bonds	—	—	—	—	2,974	2,974	—	—
Total financial assets	$8,047	$8,047	$—	$—	$34,049	$34,049	$—	$—

Cash equivalents	$8,047	$8,047	$—	$—	$27,711	$27,711	$—	$—
Marketable securities	—	—	—	—	6,338	6,338	—	—
Total financial assets	$8,047	$8,047	$—	$—	$34,049	$34,049	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(505,235)	$—	$—	$(505,235)	$(420,084)	$—	$—	$(420,084)
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
There were no transfers between Level 1 and Level 2 during the nine-month period ended September 30, 2012.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine-month period ended September 30, 2012:

	Balance, January 1, 2012	Issuances(a)	Payments(b)	Net unrealized Loss (c)	Foreign Exchange(d)	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2012
Acquisition-related contingent consideration	$(420,084)	$(143,285)	$81,294	$(23,198)	$38	$—	$—	$(505,235)
________________________

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

(a)	Relates primarily to the OraPharma, Gerot Lannach, QLT, Atlantis and University Medical acquisitions as described above in note 3.

(b)	Relates primarily to payments of acquisition-related contingent consideration related to the Elidel®/Xerese® license agreement entered into in June 2011 and the PharmaSwiss acquisition.

(c)
Recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss). The balance is primarily driven by fair value adjustments to reflect accretion for the time value of money of $19.5 million related to the Elidel®/Xerese® license agreement and $6.2 million related to the iNova acquisition described above in note 3. These charges were partially offset by a gain of $4.4 million related to a shift in timing which impacted the revenue assumptions associated with potential milestone payments for the A007 (Lacrisert®) development program.

(d)	Included in Foreign exchange and other in the consolidated statements of income (loss).
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the nine-month period ended September 30, 2012.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table summarizes the estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$8,047	$8,047	$27,711	$27,711
Marketable securities	—	—	6,338	6,338
Long-term debt (as described in note 11)(a)	(7,630,246)	(8,125,088)	(6,651,011)	(6,732,568)
__________________________

(a)	Fair value measurement of long-term debt was estimated using the quoted market prices for the same or similar issues and other pertinent information available to management.
The following table summarizes the Company’s marketable securities by major security type as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012				As of December 31, 2011
	Cost Basis	Fair Value	Gross Unrealized		Cost Basis	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Corporate bonds	$—	$—	$—	$—	$2,983	$2,974	$—	$(9)
Equity securities	—	—	—	—	1,730	3,364	1,634	—
	$—	$—	$—	$—	$4,713	$6,338	$1,634	$(9)
Gross gains and losses realized on the sale of marketable debt securities were not material in the three-month and nine-month periods ended September 30, 2012 and 2011.

9.	INVENTORIES
The components of inventories as of September 30, 2012 and December 31, 2011 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of September 30, 2012	As of December 31, 2011
Raw materials	$103,241	$63,368
Work in process	51,120	64,108
Finished goods	311,232	250,555
	465,593	378,031
Less allowance for obsolescence	(47,341)	(22,819)
	$418,252	$355,212

The increase in raw materials and the allowance for obsolescence is primarily driven by the 2012 acquisitions of businesses, including the QLT transaction where a significant amount of active pharmaceutical ingredient was acquired, as well as investments in inventory to support growth of the business and manufacturing integration initiatives. For further details regarding the 2012 acquisitions, see note 3 titled “BUSINESS COMBINATIONS”.

10.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$6,847,178	$(1,202,745)	$5,644,433	$6,442,371	$(737,876)	$5,704,495
Corporate brands	249,163	(21,499)	227,664	181,349	(10,630)	170,719
Product rights	1,911,290	(447,124)	1,464,166	1,302,748	(306,936)	995,812
Partner relationships	161,558	(34,650)	126,908	135,095	(15,633)	119,462
Out-licensed technology and other	199,149	(53,030)	146,119	174,873	(38,915)	135,958
Total finite-lived intangible assets	9,368,338	(1,759,048)	7,609,290	8,236,436	(1,109,990)	7,126,446
Indefinite-lived intangible assets:
Acquired IPR&D(a)	426,427	—	426,427	531,352	—	531,352
	$9,794,765	$(1,759,048)	$8,035,717	$8,767,788	$(1,109,990)	$7,657,798
_________________________

(a)
In the third quarter of 2012, the Company wrote off an IPR&D asset of $133.4 million relating to the IDP-107 program (U.S. Dermatology segment), which was acquired in September 2010 as part of the Merger. Through discussion with various internal and external Key Opinion Leaders, the Company completed its analysis of the Phase 2 study results for IDP-107 during the third quarter of 2012. This led to the Company’s decision in the third quarter of 2012 to terminate the program and fully impair the asset. As attempts to identify a partner for the program were not successful, the Company does not believe the program has value to a market participant. In addition, in the second quarter of 2012, the Company wrote off $4.3 million relating to the termination of the MC5 program (U.S. Dermatology segment) acquired as part of the Ortho Dermatologics acquisition in 2011 described in note 3. The write offs of the IPR&D assets were recorded in Acquired in-process research and development expense in the consolidated statements of income (loss).

In addition, a $12.0 million payment in the third quarter of 2012 to terminate a research and development commitment with a third party was included in Acquired in-process research and development expense in the consolidated statements of income (loss).
The increase in intangible assets primarily reflects the acquisition of OraPharma, Gerot Lannach, QLT, J&J North America, University Medical, Atlantis and Probiotica identifiable intangible assets (as described in note 3).
Amortization expense related to intangible assets was recorded as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Alliance and royalty revenue	$—	$268	$—	$804
Cost of goods sold	—	2,026	2,557	6,077
Amortization expense	218,187	138,027	629,400	365,016
	$218,187	$140,321	$631,957	$371,897
The increase in amortization expense in the three-month and nine-month periods ended September 30, 2012 primarily reflected the amortization of ezogabine/retigabine which was reclassified from IPR&D to a finite-lived intangible asset in December 2011 and the amortization of the acquired identifiable intangible assets from the acquisitions of iNova, Dermik, Ortho Dermatologics, Sanitas and OraPharma, as well as the license agreement for Elidel®/Xerese®.
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2012	2013	2014	2015	2016
Amortization expense	$849,226	$878,959	$869,407	$859,341	$827,126
Goodwill
The changes in the carrying amount of goodwill in the nine-month period ended September 30, 2012 were as follows:

	U.S. Dermatology	U.S. Neurology and Other	Canada and Australia	Emerging Markets	Total
Balance, January 1, 2012(a)	$491,651	$1,542,203	$498,198	$1,066,734	$3,598,786
Additions(b)	129,608	—	2,145	47,740	179,493
Adjustments(c)	2,020	—	(3,931)	—	(1,911)
Foreign exchange and other	(174)	—	13,890	9,529	23,245
Balance, September 30, 2012	$623,105	$1,542,203	$510,302	$1,124,003	$3,799,613
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
As described in note 3, the allocation of the goodwill balance associated with the J&J North America, QLT, OraPharma, University Medical and Probiotica acquisitions is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

11.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT
A summary of the Company’s consolidated short-term borrowings and long-term debt as of September 30, 2012 and December 31, 2011 is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Maturity Date	As of September 30, 2012	As of December 31, 2011
Short-term borrowings
Brazil Uncommitted Line of Credit(a)	November 2012	$9,641	$—

Long-term debt
New Revolving Credit Facility(b)	April 2016	$25,000	$220,000
Term Loan A Facility(b)	April 2016	2,108,964	2,185,520
New Term Loan B Facility(b)	February 2019	1,265,854	—
Senior Notes:
6.50%	July 2016	915,500	915,500
6.75%	October 2017	498,216	497,949
6.875%	December 2018	939,052	938,376
7.00%	October 2020	686,552	686,228
6.75%	August 2021	650,000	650,000
7.25%	July 2022	541,108	540,427

5.375% Convertible Notes	August 2014	—	17,011
		7,630,246	6,651,011
Less current portion		(207,688)	(111,250)
Total long-term debt		$7,422,558	$6,539,761
_________________________

(a)	Short-term borrowings under uncommitted line of credit have been included in Accrued liabilities and other current liabilities in the consolidated balance sheets.

(b)
On February 13, 2012, the Company and certain of its subsidiaries, as guarantors, amended and restated the credit agreement to provide for revolving and term loan facilities of up to $3.1 billion and amend certain provisions. On June 14, 2012, the Company entered into a joinder agreement to the Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) to increase the senior secured term loan B facility by $600.0 million to $1.2 billion and amend certain provisions. In addition, on July 9, 2012, the Company entered into a joinder agreement to the Credit Agreement to increase the senior secured term loan B facility by an additional $100.0 million to $1.3 billion. Further, on September 11, 2012, the Company entered into a joinder agreement to the Credit Agreement to increase the amount of the commitments under the revolving credit facility by $175.0 million to $450.0 million.

The total fair value of the Company’s long-term debt, with carrying values of approximately $7.6 billion and $6.7 billion at September 30, 2012 and December 31, 2011, was $8.1 billion and $6.7 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
Brazil Uncommitted Line of Credit
On September 25, 2012, the Company’s subsidiary in Brazil entered into an uncommitted unsecured line of credit with a financial institution for total availability of R$21.9 million ($10.8 million at September 30, 2012). This uncommitted line of credit expires on November 26, 2012, is renewable and bears an interest rate of the Interbank Deposit Certificate Rate plus 0.23% per month. As of September 30, 2012, the Company had $9.6 million of borrowings under this line of credit, with $1.2 million of remaining availability. The effective interest rate on the drawn borrowings was approximately 0.9% per month.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Credit Agreement with a syndicate of financial institutions and investors. As of that date, the Credit Agreement provided for a $275.0 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the “Revolving Credit Facility”), a $2.225 billion senior secured term loan A facility (the “Term Loan A Facility”) and a $600.0 million senior secured term loan B facility (the “Term Loan B Facility”).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The Revolving Credit Facility matures on April 20, 2016 and does not amortize. The Term Loan A Facility matures on April 20, 2016 and began amortizing quarterly on March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20.0% annually commencing March 31, 2014, payable in quarterly installments. The Term Loan B Facility matures on February 13, 2019 and began amortizing quarterly on June 30, 2012 at an annual rate of 1.0%.
On June 14, 2012, the Company and certain of its subsidiaries as guarantors, entered into a joinder agreement to increase the Term Loan B Facility by $600.0 million to $1.2 billion of incremental term loans. In addition, on July 9, 2012, the Company and certain of its subsidiaries as guarantors, entered into a joinder agreement to increase the Term Loan B Facility by an additional $100.0 million to $1.3 billion of incremental term loans (the Term Loan B Facility as so amended, the “New Term Loan B Facility”). The incremental term loans mature on February 13, 2019 and began amortizing quarterly on September 30, 2012 at an annual rate of 1.0% and have terms that are consistent with the Company’s Term Loan B Facility.
On September 11, 2012, the Company and certain of its subsidiaries as guarantors, entered into a joinder agreement to increase the amount of commitments under the Revolving Credit Facility by $175.0 million to $450.0 million (the Revolving Credit Facility as so amended, the “New Revolving Credit Facility” and together with the New Term Loan B Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”).
As of September 30, 2012, $2,109.0 million in term loans was outstanding under the Term Loan A Facility, $1,265.9 million in term loans was outstanding under the New Term Loan B Facility and $25.0 million in revolving loans was outstanding under the New Revolving Credit Facility.
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
Borrowings under the New Revolving Credit Facility and the Term Loan A Facility bear interest at a rate per annum equal to, at the Company’s option either (a) a base rate determined by reference to the higher of (1) the rate of interest quoted in the print edition of The Wall Street Journal, Money Rates Section, as the Prime Rate (currently defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks) and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the New Revolving Credit Facility and the Term Loan A Facility was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. Interest rates for the New Revolving Credit Facility and the Term Loan A Facility are subject to increase or decrease quarterly based on leverage ratios. As of September 30, 2012, the effective rate of interest on the Company’s borrowings under the New Revolving Credit Facility and the Term Loan A Facility was 3.45% and 3.37% per annum, respectively.
As of September 30, 2012, the applicable margin for borrowings under the New Term Loan B Facility was 2.75% with respect to base rate borrowings and 3.75% with respect to LIBO rate borrowings, subject to 1.0% LIBO rate floor. As of September 30, 2012, the effective rate of interest on the Company’s borrowings under the New Term Loan B Facility was 4.42% per annum.
In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay commitment fees of 0.50% per annum in respect of the unutilized commitments under the New Revolving Credit Facility, payable quarterly in arrears. The Company also is required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings under the New Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
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
The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the New Revolving Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. Except for repayments of outstanding loans under the New Term Loan B Facility in connection with certain refinancings on or prior to (i) February 13, 2013 with respect to the initial tranche B term loans and (ii) June 14, 2013, with respect to the incremental tranche B term loans, the Company is permitted to voluntarily repay outstanding loans under the Term Loan A Facility and the New Term Loan B Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. Repayments of outstanding loans under the New Term Loan B Facility in connection with certain refinancings on or prior to (i) February 13, 2013 with respect to the initial tranche B term loans and (ii) June 14, 2013 with respect to the incremental tranche B term loans, require a prepayment premium of 1.0% of such loans prepaid.
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
The Credit Agreement requires that the Company maintain a secured leverage ratio not to exceed 2.50 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending March 31, 2012. The Credit Agreement requires that the Company maintain an interest coverage ratio of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Senior Secured Credit Facilities. As of September 30, 2012, the Company was in compliance with all covenants associated with the Senior Secured Credit Facilities.
5.375% Convertible Notes
On June 29, 2012, the Company distributed a notice of redemption to holders of the Company’s 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”) to redeem all of the outstanding 5.375% Convertible Notes on August 2, 2012 (the “Redemption Date”), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. On August 1, 2012, all of the outstanding 5.375% Convertible Notes were converted by holders, and on September 5, 2012, they were settled 100% in cash in the aggregate amount of $62.1 million.
Immediately prior to settlement, the carrying amount of the liability component of the 5.375% Convertible Notes was $16.0 million and the estimated fair value of the liability component was $18.3 million. The difference of $2.3 million between the carrying amount and the estimated fair value of the liability component was recognized as a loss on

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

extinguishment of debt in the three-month period ended September 30, 2012. The difference of $43.8 million between the estimated fair value of the liability component of $18.3 million and the aggregate purchase price of $62.1 million resulted in charges to additional paid-in capital and accumulated deficit of $0.2 million and $43.6 million, respectively.
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
In September 2011, Valeant amended the written call options agreement so that Valeant could elect to settle all or some of the written call options in cash. In the three-month period ended September 30, 2011, Valeant paid $66.9 million in cash and issued 7,518,595 of its common shares on a net-share basis to settle the written call options.
Commitment Letter
In connection with the pending acquisition of Medicis Pharmaceutical Corporation (“Medicis”), the Company and its subsidiary, Valeant, entered into a commitment letter, dated as of September 2, 2012, with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC to provide up to $2.75 billion through a bridge loan facility. On September 11, 2012, the Company and Valeant entered into an amended and restated commitment letter with JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and other financial institutions. Subsequently, the Company obtained $2.75 billion in financing through a syndication of the incremental term B loans under the Company’s existing Senior Secured Credit Facilities of $1.0 billion (the “Incremental Term Loan B”) and the issuance by VPI Escrow Corp., a newly formed wholly owned Delaware subsidiary of Valeant, of the 6.375% senior notes due 2020 (the “2020 Senior Notes”) in the aggregate principal amount of $1.75 billion. Consequently, the commitment under the commitment letter to provide the bridge loan facility is not expected to be utilized, but is still in place and will terminate upon the earlier of (i) the closing of the acquisition of Medicis, (ii) the abandonment or termination of an Agreement and Plan of Merger with Medicis, and (iii) March 4, 2013. The proceeds from the issuance of the Incremental Term Loan B and the 2020 Senior Notes will be utilized to fund (i) the transactions contemplated by an Agreement and Plan of Merger with Medicis, (ii) Medicis’ obligation to pay the conversion consideration with respect to, or repurchase of, the Medicis convertible senior notes, and (iii) transaction costs and expenses. For further details, see note 21 “SUBSEQUENT EVENTS AND PENDING ACQUISITIONS”.

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
Repurchase of 5.375% Convertible Notes
In the nine-month period ended September 30, 2012, under the New Securities Repurchase Program, the Company repurchased $1.1 million principal amount of the 5.375% Convertible Notes for a purchase price of $4.0 million. The carrying amount of the 5.375% Convertible Notes purchased was $1.0 million (net of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $1.1 million. The difference of $0.1 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $2.9 million between the estimated fair value of $1.1 million and the purchase price of $4.0 million resulted in charges to additional paid-in capital and accumulated deficit of $0.2 million and $2.7 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $0.1 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $3.9 million is presented in the consolidated statement of cash flows as an outflow from financing activities.
In the nine-month period ended September 30, 2011, under the Securities Repurchase Program, the Company repurchased $177.2 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $549.9 million. The carrying amount of the 5.375% Convertible Notes purchased was $153.2 million (net of $4.9 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $181.4 million. The difference of $28.2 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $368.5 million between the estimated fair value of $181.4 million and the purchase price of $549.9 million resulted in charges to additional paid-in capital and accumulated deficit of $28.7 million and $339.8 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $8.3 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $541.6 million is presented in the consolidated statement of cash flows as an outflow from financing activities.
Share Repurchases
In the nine-month period ended September 30, 2012, under the New Securities Repurchase Program, the Company repurchased 5,257,454 of its common shares for an aggregate purchase price of $280.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $178.4 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
In March 2011, under the Securities Repurchase Program, the Company repurchased 7,366,419 of its common shares from ValueAct Capital Master Fund, L.P. (“ValueAct”) for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of September 30, 2012, the Company had recorded an estimated $24.2 million

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

receivable from ValueAct in relation to withholding taxes on the repurchase. In May 2011, a subsidiary of the Company purchased 4,498,180 of the Company’s common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, the Company purchased these common shares from its subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company’s board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant’s board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct. In addition to the ValueAct repurchases, in the three-month period ended September 30, 2011, under the Securities Repurchase Program, the Company repurchased 1,800,000 of its common shares for an aggregate purchase price of $74.5 million. These common shares were subsequently cancelled. The excess of the purchase price over the carrying value of the common shares repurchased, including ValueAct, of $335.9 million in the nine-month period ended September 30, 2011 was charged to the accumulated deficit.
Total Repurchases
As of September 30, 2012, the Company had repurchased approximately $442.5 million, in the aggregate, of its convertible notes, senior notes and common shares under the New Securities Repurchase Program.

13.	SHARE-BASED COMPENSATION
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options(1)	$4,901	$9,218	$16,977	$35,943
RSUs	13,646	8,369	35,878	37,095
Stock-based compensation expense	$18,547	$17,587	$52,855	$73,038

Cost of goods sold(1)	$—	$278	$—	$980
Research and development expenses(1)	167	278	607	980
Selling, general and administrative expenses(1)(2)	18,380	16,581	52,248	70,479
Restructuring and other costs	—	450	—	599
Stock-based compensation expense	$18,547	$17,587	$52,855	$73,038
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

(2)
During the third quarter of 2012, the Company recorded an incremental charge of $4.8 million to selling, general and administrative expenses as some of the Company’s performance-based RSU grants triggered a partial payout as a result of achieving certain share price appreciation conditions.

In the nine-month periods ended September 30, 2012 and 2011, the Company granted approximately 435,000 stock options with a weighted-average exercise price of $53.41 per option and approximately 934,000 stock options with a weighted-average exercise price of $47.75 per option, respectively. The weighted-average fair values of all stock options granted to employees in the nine-month periods ended September 30, 2012 and 2011 were $19.10 and $12.03, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

In the nine-month periods ended September 30, 2012 and 2011, the Company granted approximately 220,000 time-based RSUs with a weighted-average grant date fair value of $50.44 per RSU and approximately 228,000 time-based RSUs with a weighted-average grant date fair value of $50.02 per RSU, respectively.
In the nine-month period ended September 30, 2012 and 2011, the Company granted approximately 201,000 performance-based RSUs with a weighted-average grant date fair value of $70.52 per RSU and approximately 219,000 performance-based RSUs with a weighted-average grant date fair value of $56.31 per RSU, respectively.
As of September 30, 2012, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $91.5 million, in the aggregate, which will be amortized over a weighted-average period of 2.2 years.

14.	SHAREHOLDERS’ EQUITY

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Valeant Pharmaceuticals International, Inc. Shareholders’ equity	Noncontrolling Interest	Total Equity
	Shares (000s)	Amount
Balance, January 1, 2011	302,449	$5,251,730	$495,041	$(934,511)	$98,836	$4,911,096	$—	$4,911,096
Settlement of 4% Convertible Notes	17,783	892,000	(225,971)	(440,046)	—	225,983	—	225,983
Repurchase of equity component of 5.375% Convertible Notes	—	—	(28,660)	(339,813)	—	(368,473)	—	(368,473)
Common shares issued under share-based compensation plans	4,056	129,169	(118,028)	—	—	11,141	—	11,141
Settlement of call options	(3,961)	(53,192)	27,920	(41,592)	—	(66,864)	—	(66,864)
Repurchase of common shares	(13,665)	(238,214)	—	(335,906)	—	(574,120)	—	(574,120)
Share-based compensation	—	—	73,038	—	—	73,038	—	73,038
Employee withholding taxes related to share-based awards	—	—	11,083	(68,238)	—	(57,155)	—	(57,155)
Tax benefits from stock options exercised	—	—	32,769	—	—	32,769	—	32,769
Reclassification of deferred share units	—	—	9,271	—	—	9,271	—	9,271
Noncontrolling interest from business combinations	—	—	—	—	—	—	34,783	34,783
Acquisition of noncontrolling interest	—	—	(1,186)	—	—	(1,186)	(32,797)	(33,983)
	306,662	5,981,493	275,277	(2,160,106)	98,836	4,195,500	1,986	4,197,486
Comprehensive loss:
Net income	—	—	—	103,704	—	103,704	—	103,704
Other comprehensive loss	—	—	—	—	(285,105)	(285,105)	(1,986)	(287,091)
Total comprehensive loss						(181,401)	(1,986)	(183,387)
Balance, September 30, 2011	306,662	$5,981,493	$275,277	$(2,056,402)	$(186,269)	$4,014,099	$—	$4,014,099

Balance, January 1, 2012	306,371	$5,963,621	$276,117	$(2,030,292)	$(202,430)	$4,007,016	$—	$4,007,016
Settlement of 5.375% Convertible Notes	—	—	(175)	(43,593)	—	(43,768)	—	(43,768)
Repurchase of equity component of 5.375% Convertible Notes	—	—	(180)	(2,682)	—	(2,862)	—	(2,862)
Common shares issued under share-based compensation plans	1,785	55,390	(43,166)	—	—	12,224	—	12,224
Repurchase of common shares	(5,257)	(102,340)	—	(178,384)	—	(280,724)	—	(280,724)
Share-based compensation	—	—	52,855	—	—	52,855	—	52,855
Employee withholding taxes related to share-based awards	—	—	(21,110)	—	—	(21,110)	—	(21,110)
Tax benefits from stock options exercised	—	—	5,842	—	—	5,842	—	5,842
	302,899	5,916,671	270,183	(2,254,951)	(202,430)	3,729,473	—	3,729,473
Comprehensive income:
Net loss	—	—	—	(26,883)	—	(26,883)	—	(26,883)
Other comprehensive income	—	—	—	—	82,592	82,592	—	82,592
Total comprehensive income						55,709	—	55,709
Balance, September 30, 2012	302,899	$5,916,671	$270,183	$(2,281,834)	$(119,838)	$3,785,182	$—	$3,785,182

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, 2012, were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Foreign Currency Translation Adjustment	Net Unrealized Holding Gain (Loss) on Available For-Sale Equity Securities	Net Unrealized Holding Gain (Loss) on Available For-Sale Debt Securities	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2012	$(205,521)	$1,634	$(204)	$2,206	$(545)	$(202,430)
Foreign currency translation adjustment	83,823	—	—	—	—	83,823
Reclassification to net income (loss) (1)	—	(1,634)	—	—	—	(1,634)
Net unrealized holding gain on available-for-sale debt securities	—	—	7	—	—	7
Reclassification to net income (loss)(1)	—	—	197	—	—	197
Pension adjustment(2)	—	—	—	—	199	199
Balance, September 30, 2012	$(121,698)	$—	$—	$2,206	$(346)	$(119,838)
_______________________

(1)	Included in (Loss) gain on investments, net.

(2)	Reflects changes in defined benefit obligations and related plan assets of legacy Valeant defined benefit pension plans.
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
In the three-month period ended September 30, 2012, the Company recognized a net income tax recovery of $97.0 million, which comprised $97.3 million related to the expected tax recovery in tax jurisdictions outside of Canada offset with an income tax expense of $0.3 million related to Canadian income taxes. In the nine-month period ended September 30, 2012, the Company recognized a net income tax recovery of $92.7 million, which comprised $95.7 million related to tax recovery in tax jurisdictions outside of Canada and an income tax expense of $3.0 million related to Canadian income taxes. In the three-month and nine-month periods ended September 30, 2012, the Company’s effective tax rate was primarily impacted by (i) tax recovery generated from the Company’s annualized effective tax rate applied against overall income of the Company for the nine months ended September 30, 2012, (ii) tax recovery associated with the write-off of IPR&D, (iii) additional tax recovery recognized on the U.S. federal tax return as compared to the December 31, 2011 income tax provision, (iv) the reduction of a deferred tax liability due to an internal reorganization whereby our Barbados subsidiary was migrated to Bermuda, and (v) the increase in liabilities for uncertain tax positions.
The Company effected an internal reorganization in July 2012 to streamline certain aspects of its operations. As part of this internal reorganization, the Company migrated certain of its intellectual property from Barbados to Bermuda and moved certain of its operational and managerial functions from Barbados to certain European jurisdictions (including Ireland). This is consistent with the evolution of the Company’s business and the Company expects that this internal reorganization will enable the Company to better leverage its existing and future resources on a worldwide basis and support the Company’s international expansion. As a result of this reorganization, the Company reduced the deferred tax liability recorded on the books of Barbados.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $130.2 million as of September 30, 2012 and $128.7 million as of December 31, 2011. The Company does not record a valuation allowance against its U.S. foreign tax credits as it has determined it is more likely than not the Company will realize these deferred tax assets in the future. However, the Company continues to monitor its U.S. foreign source income and losses in the future and assess the need for a valuation allowance.
As of September 30, 2012, the Company had $118.1 million of unrecognized tax benefits, which included $23.9 million relating to interest and penalties. Of the total unrecognized tax benefits, $77.0 million would reduce the Company’s effective tax rate, if recognized. The Company does not anticipate that a significant amount of unrecognized tax benefits will be resolved within the next 12 months.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2012, the Company had accrued $2.2 million for interest and $0.4 million for penalties.
During the second quarter of 2012, Valeant and its subsidiaries closed the Internal Revenue Service audits through the 2009 tax year. Valeant is currently under examination for various state tax audits for years 2002 to 2010. The Company is currently under examination by the Canada Revenue Agency for years 2005 to 2006 and remains open to examination for years 2004 and later. The Company is currently under examination by the Australian Tax Office for the 2010 tax year.

18.	EARNINGS (LOSS) PER SHARE
Earnings (Loss) per share for the three-month and nine-month periods ended September 30, 2012 and 2011 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$7,645	$40,862	$(26,883)	$103,704

Basic weighted-average number of common shares outstanding (000s)	304,075	302,702	305,550	303,285
Diluted effect of stock options and RSUs (000s)(a)	7,361	7,908	—	8,770
Diluted effect of convertible debt (000s)(a)	307	12,173	—	16,955
Diluted weighted-average number of common shares outstanding (000s)	311,743	322,783	305,550	329,010

Basic earnings (loss) per share	$0.03	$0.13	$(0.09)	$0.34
Diluted earnings (loss) per share	$0.02	$0.13	$(0.09)	$0.32
______________________

(a)
In the nine-month periods ended September 30, 2012, all potential common shares issuable for stock options, RSUs and convertible debt were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options, RSUs and convertible debt on the weighted-average number of common shares outstanding would have been as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Nine Months Ended September 30, 2012
Basic weighted-average number of common shares outstanding (000s)	305,550
Diluted effect of stock options and RSUs (000s)	7,341
Diluted effect of convertible debt (000s)	693
Diluted weighted-average number of common shares outstanding (000s)	313,584

In the three-month and nine-month periods ended September 30, 2012, stock options to purchase approximately 900,000 and 855,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company’s common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, compared with approximately 285,000 and 259,000 stock options in the corresponding periods of 2011.

19.	LEGAL PROCEEDINGS
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
Securities
Several purported holders of public shares of Medicis have filed putative class action lawsuits in the Delaware Court of Chancery and the Arizona Superior Court against Medicis and the members of its board of directors, as well as

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

one or both of Valeant and Merlin Merger Sub, Inc. (the wholly-owned subsidiary of Valeant formed in connection with the proposed Medicis acquisition). The Delaware actions have been consolidated for all purposes under the caption In re Medicis Pharmaceutical Corporation Stockholders Litigation, C.A. No. 7857-CS (Del. Ch.). The Arizona action bears the caption Swint v. Medicis Pharmaceutical Corporation, et. al., Case No. CV2012-055635 (Ariz. Sup. Ct.). The actions all allege, among other things, that the Medicis directors breached their fiduciary duties because they supposedly failed to properly value Medicis and caused materially misleading and incomplete information to be disseminated to Medicis' public shareholders, and that Valeant and/or Merlin Merger Sub, Inc. aided and abetted those alleged breaches of fiduciary duty. The actions also seek, among other things, injunctive and other equitable relief, and money damages. The Company believes that these suits lack merit and intends to vigorously defend against these claims.

Plaintiffs in all such actions have indicated an intent to seek an order preliminarily enjoining the meeting of Medicis' stockholders, currently expected to take place on December 7, 2012, and a hearing has been scheduled on November 28, 2012 in the Delaware action in connection with the requested preliminary injunction in that action.

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
After extensive discovery, briefing and oral argument, the Court granted the defendants’ motion for summary judgment on all but one of the plaintiffs’ claims, and deferred ruling on the remaining claim. Following the summary judgment decision, the Company entered into binding settlement arrangements with both plaintiffs’ classes to resolve all existing claims against the Company. The total settlement amount payable is $49.25 million. In addition, the Company will pay up to $500,000 toward settlement notice costs. These charges were recognized in the second quarter of 2012, within Legal settlements in the consolidated statements of income (loss). The settlements require Court approval. The direct purchaser class filed its motion for preliminary approval of its settlement on July 23, 2012. The hearing on final approval of that settlement will take place on November 7, 2012. The indirect purchaser class is expected to file its motion for preliminary approval in the fourth quarter of 2012, with a hearing on final approval of that settlement likely to be held in the first quarter of 2013.
Intellectual Property
On January 18, 2010, a Canadian Federal Court judge presiding over Biovail and Depomed, Inc. (“Depomed”) v. Apotex Inc. (“Apotex”) et al. issued a decision in a proceeding pursuant to the Patented Medicines (Notice of Compliance) (“PMNOC”) Regulations in Canada to determine whether Apotex’s allegations that a Depomed patent was invalid and/or not infringed was justified. This proceeding related to a Canadian application filed by Apotex to market a generic version of the 500 mg formulation of Glumetza® (extended release metformin hydrochloride tablets) licensed in Canada by Depomed to Biovail Laboratories International SRL, now Valeant International Bermuda (“VIB”). Pursuant to the decision issued by the Court, Health Canada can authorize Apotex to market in Canada its generic

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

version of the 500 mg formulation of Glumetza®. The decision, which was amended on January 20, 2010, found under Canadian law that Apotex’s allegation was justified that the Depomed Canadian patent at issue in the matter (No. 2,290,624) (the “624 Patent”) is obvious. The judge found that the evidence presented by the parties was “evenly balanced” as to obviousness. The judge found in favor of Biovail and Depomed as to all other issues related to the ‘624 Patent under Canadian law. Apotex was authorized by Health Canada on February 4, 2010 to market its generic version of 500 mg Glumetza® in Canada. This decision, however, did not find the patent invalid and did not preclude the filing of a subsequent patent infringement suit against Apotex. Biovail and Depomed commenced action for patent infringement against Apotex in Canadian Federal Court on February 8, 2010. Pleadings have now closed, but no further steps have been taken.
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
On or about January 5, 2010, VIB received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc. — Florida (“Watson”), related to Watson’s ANDA filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which correspond to the Company’s Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA’s Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA’s Orange Book after Watson’s initial certification. Watson alleged these patents are invalid or not infringed. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson’s ANDA. The Delaware action dismissed without prejudice and the litigation proceeded in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions were consolidated into the first-filed case before the same judge. In the course of discovery, the issues were narrowed and only five of the patents remained in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011 and closing arguments were heard in September 2011. A judgment in this matter was issued on November 8, 2011. The Court found that Watson had failed to prove that VIB’s patents at suit were invalid and granted judgment in favor of VIB. On February 23, 2012 the Court granted Valeant's request for declaratory injunctive relief under 35 U.S.C. 271(e)(4)(A).  On July 9, 2012, the Court denied Valeant's request for further injunctive relief under 35 U.S.C. 271(e)(4)(B) and/or 35 U.S.C. 283.  Watson is appealing the judgment and Valeant is cross-appealing the denial of further injunctive relief under 35 U.S.C. 271(e)(4)(B) and/or 35 U.S.C. 283.  The appeal is proceeding in the ordinary course.
On or after December 12, 2011, a Notice of Paragraph IV Certification, dated December 7, 2011, was received from Spear Pharmaceuticals, Inc. (“Spear”), related to Spear’s ANDA filing for fluorouracil topical cream, 0.5%, which corresponds to the Company’s Carac® product. Spear has asserted that U.S. Patent No. 6,670,335 (the “335 Patent”), which is listed in the FDA’s Orange Book for Carac®, is not infringed by the filing of Spear’s ANDA or the manufacture,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

use, offer for sale, sale or importation of Spear’s product in the U.S. VIB (as exclusive licensee of the ‘335 Patent) and AP Pharma, Inc. (as owner of the ‘335 Patent) filed suit pursuant to the Hatch-Waxman Act against Spear on January 25, 2012, in the U.S. District Court for the Middle District of Florida, thereby triggering a stay of the approval of Spear’s ANDA of up to 30 months during the pendency of the litigation. After reaching a settlement agreement resolving all issues in the litigation, the parties filed a stipulation for dismissal of the lawsuit on October 5, 2012.  An order of dismissal was entered on October 30, 2012.
On or about March 20, 2012, a Notice of Paragraph IV Certification was received from Sandoz Inc. (“Sandoz”), related to Sandoz’s ANDA filing for bupropion hydrobromide extended release tablets, 348 mg, which corresponds to the Company’s Aplenzin® ER tablets. Sandoz has asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935, 7,585,897, 7,645,802, 7,649,019, 7,662,407 and 7,671,094, which are listed in the FDA’s Orange Book for Aplenzin® Extended Release (ER) tablets, are invalid, unenforceable, and/or will not be infringed by the manufacture, use, importation, sale or offer for sale of Sandoz’s product in the U.S. VIB filed suit against Sandoz on April 30, 2012 asserting infringement of the Orange Book listed patents and U.S. Patent No. 7,553,992 in the U.S. District Court for the District of Delaware, thereby triggering pursuant to the Hatch-Waxman Act, a stay of the approval of Sandoz’s ANDA of up to 30 months during the pendency of the litigation. Pursuant to the parties’ voluntary request, the Court entered a joint stipulation of dismissal on September 28, 2012. This case is now closed.
On or about August 17, 2012, VIB and Valeant Canada LP/Valeant Canada S.E.C. (“Valeant Canada”) received a Notice of Allegation from Cobalt Pharmaceuticals Company (“Cobalt”) with respect to diltiazem hydrochloride 180 mg, 240 mg, 300 mg and 360 mg tablets, marketed in Canada by Valeant Canada as TIAZAC® XC. The patents in issue were Canadian Patent Nos. 2,242,224, and 2,307,547. Cobalt alleged that its generic form of TIAZAC® XC did not infringe the patents and, alternatively, that the patents were invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Cobalt was issued in the Federal Court on September 28, 2012 (the “PMNOC Proceeding”). The application is proceeding in the ordinary course.
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
On December 15, 2009, Biovail was served with a Seventh Amended Complaint under the False Claims Act in an action

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

captioned United States of America, ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, et al., United States District Court, District of Massachusetts. This case was originally filed in 2002 and maintained under seal until shortly before Biovail was served. Twenty other companies are named as defendants. In the Seventh Amended Complaint, Conrad alleges that various formulations of Rondec, a product formerly owned by Biovail, were not properly approved by the FDA and therefore not a “Covered Outpatient Drug” within the meaning of the Medicaid Rebate Statute. As such, Conrad alleges that Rondec was not eligible for reimbursement by federal healthcare programs, including Medicaid. Conrad seeks treble damages and civil penalties under the False Claims Act. Motions to dismiss have been brought by the defendants. Briefing on these motions concluded on March 30, 2012. A hearing will take place on November 8, 2012.
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa. The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the class has suffered damages as a result. The Company denies the allegations being made and is defending this matter.
On or about October 29, 2012, the Company received notice from Anacor Pharmaceuticals ("Anacor") seeking to commence arbitration of a breach of contract dispute under a master services agreement dated March 26, 2004 between Anacor and Dow Pharmaceuticals ("Dow") related to certain development services provided by Dow in connection with Anacor's efforts to develop its onychomycosis nail-penetrating anti-fungal product. The arbitration notice states that Anacor is seeking injunctive relief and damages of at least $215.0 million. The Company intends to vigorously contest these claims.

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
Segment Revenues and Profit
Segment revenues and profit for the three-month and nine-month periods ended September 30, 2012 and 2011 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
U.S. Dermatology(1)	$312,450	$133,649	$822,715	$399,833
U.S. Neurology and Other	180,909	180,281	591,582	620,759
Canada and Australia(2)	141,072	84,644	402,001	238,888
Emerging Markets(3)	249,709	202,010	744,035	515,517
Total revenues	884,140	600,584	2,560,333	1,774,997

Segment profit:
U.S. Dermatology(4)	153,116	54,847	317,321	128,623
U.S. Neurology and Other	51,875	84,837	200,687	322,065
Canada and Australia(5)	28,926	23,885	62,472	74,484
Emerging Markets(6)	27,197	19,431	91,052	14,344
Total segment profit	261,114	183,000	671,532	539,516

Corporate(7)	(33,243)	(38,366)	(102,727)	(144,594)
Restructuring, integration and other costs	(42,872)	(15,874)	(135,213)	(61,039)
Acquired IPR&D	(145,300)	—	(149,868)	(4,000)
Acquisition-related costs	(4,605)	(9,498)	(25,977)	(12,874)
Legal settlements	—	—	(56,779)	(2,400)
Acquisition-related contingent consideration	(5,630)	(6,904)	(23,198)	(9,042)
Operating income	29,464	112,358	177,770	305,567
Interest income	1,156	1,052	3,299	2,941
Interest expense	(116,042)	(87,504)	(318,681)	(239,328)
Loss on extinguishment of debt	(2,322)	(10,315)	(2,455)	(33,325)
Foreign exchange and other	(1,603)	(3,590)	18,458	64
(Loss) gain on investments, net	—	(140)	2,024	22,787
(Loss) income before recovery of income taxes	$(89,347)	$11,861	$(119,585)	$58,706
______________________________

(1)
U.S. Dermatology segment revenues reflect incremental product sales revenue of $128.1 million and $335.7 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the three-month and nine-month periods ended September 30, 2012, respectively, primarily from Dermik, Ortho Dermatologics, Elidel®/Xerese®, OraPharma, Pedinol Pharmacal, Inc., University Medical and Eyetech Inc.

(2)
Canada and Australia segment revenues reflect incremental product sales revenue of $53.8 million and $131.3 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the three-month and nine-month periods ended September 30, 2012, respectively, primarily from iNova, Afexa and Dermik.

(3)
Emerging Markets segment revenues reflect incremental product sales revenue of $66.0 million and $262.6 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the three-month and nine-month periods ended September 30, 2012, respectively, primarily from Sanitas, iNova, PharmaSwiss, Probiotica and Gerot Lannach.

(4)
U.S. Dermatology segment profit reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $52.3 million and $134.7 million, in the aggregate, in the three-month and nine-month periods ended September 30, 2012, respectively, primarily from Dermik and Ortho Dermatologics operations.

(5)
Canada and Australia segment profit reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $23.5 million and $91.1 million, in the aggregate, in the three-month and nine-month periods ended September 30, 2012, respectively, primarily from iNova, Afexa and Dermik operations.

(6)	Emerging Markets segment profit reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $46.7 million and $131.5 million, in the aggregate, in the three-month and nine-month periods ended September 30, 2012, respectively, primarily from PharmaSwiss, Sanitas, iNova and Gerot Lannach operations.

(7)
Corporate reflects non-restructuring-related share-based compensation expense of $18.5 million and $52.9 million in the three-month and nine-month periods ended September 30, 2012, respectively, compared with $17.1 million and $72.4 million in the corresponding periods of 2011.

Segment Assets
Total assets by segment as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012	As of December 31, 2011
Assets:
U.S. Dermatology(1)	$3,799,069	$3,077,119
U.S. Neurology and Other	4,340,911	4,436,463
Canada and Australia	1,615,373	1,611,999
Emerging Markets(2)	3,860,033	3,349,821
	13,615,386	12,475,402
Corporate	530,822	666,311
Total assets	$14,146,208	$13,141,713
______________________________

(1)
U.S. Dermatology segment assets as of September 30, 2012 reflect the amounts of identifiable intangible assets and goodwill acquired from OraPharma, QLT, J&J North America and University Medical of $697.0 million and $126.2 million, in the aggregate, respectively.

(2)
Emerging Markets segment assets as of September 30, 2012 reflect the amounts of identifiable intangible assets and goodwill acquired from Gerot Lannach, Atlantis and Probiotica of $263.4 million and $46.9 million, in the aggregate, respectively.

21.	SUBSEQUENT EVENTS AND PENDING ACQUISITIONS
New Joinder Agreement under Senior Secured Credit Facilities
On October 2, 2012, the Company and certain of its subsidiaries, as guarantors, entered into a joinder agreement to reprice and refinance the New Term Loan B Facility (the “Repricing Transaction”) by the issuance of $1.3 billion in new incremental term loans (the “Repriced Term Loan B Facility”). The New Term Loan B Facility was repaid with the proceeds from the Repriced Term Loan B Facility. The applicable margin for borrowings under the Repriced Term Loan B Facility is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBO rate borrowings, subject to a 1.0% LIBO rate floor. The incremental term loans under the Repriced Term Loan B Facility mature on February 13, 2019, begin amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the New Term Loan B Facility. In connection with the refinancing of the New Term Loan B Facility pursuant to the Repricing Transaction, the Company paid a prepayment premium of approximately $13.0 million, equal to 1.0% of the refinanced term loans under the New Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan B Facility in connection with certain refinancings on or prior to October 2, 2013 require a prepayment premium of 1.0% of such loans prepaid.
Asset Acquisition from J&J
On October 2, 2012, the Company acquired certain assets from Johnson & Johnson Consumer Companies, Inc., for a purchase price of approximately $43.0 million, relating to the rights in various ex-U.S. territories to the OTC consumer brands Caladryl® and Shower to Shower®.
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
BMS Collaboration and Option Agreements

On October 1, 2012, the Company entered into collaboration and option agreements with Bristol-Myers Squibb Company (“Bristol-Myers”) whereby Bristol-Myers granted the Company rights for approximately two years in several European countries to promote, market and sell a variety of products, including Monopril®, Cefzil®, Duracef® and Megace®. The collaboration agreement expires January 1, 2015, at which time the Company may exercise an option to acquire all rights, and associated intellectual property, to the products. As consideration for the rights under the collaboration and option agreements, the Company made payments to Bristol-Myers in October 2012 totaling $79.3 million.
Natur Produkt International, JSC
On March 26, 2012, the Company entered into an agreement to acquire Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for approximately $180.0 million, with an additional $5.0 million in potential future milestones. Natur Produkt’s key brand products include AntiGrippin®, Anti Angin®, Sage™ and Eucaplyptus MA™. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close by the end of 2012.
Medicis Pharmaceutical Corporation
On September 2, 2012, the Company, Valeant, Merlin Merger Sub, Inc., a wholly owned subsidiary of Valeant (“Merger Sub”), and Medicis entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Medicis will become a wholly-owned subsidiary of Valeant (the “Medicis Acquisition”). Medicis’ portfolio includes prescription brands Solodyn®, Restylane®, Perlane®, Ziana®, Dysport® and Zyclara®.
In accordance with the Merger Agreement, at the effective time of the Medicis Acquisition (the “Effective Time”), each share of Medicis Class A common stock, par value $0.014 per share, issued and outstanding immediately prior to the Effective Time, other than any dissenting shares, will be converted into the right to receive $44.00 in cash (“Per Share Merger Consideration”), without interest.
Each Medicis stock option, stock appreciation right and restricted share, whether vested or unvested, that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive the Per Share Merger Consideration or, in the case of stock options and stock appreciation rights, the excess, if any, of the Per Share Merger Consideration over the exercise price of such stock option or stock appreciation right, as applicable.
In addition, the Company and Medicis will take all action necessary under the applicable indentures governing the Medicis convertible senior notes: (i) $500.0 million aggregate principal amount of 1.375% convertible senior notes due 2017, (ii) $168.9 million aggregate principal amount of 2.5% contingent convertible senior note due 2032, and (iii) $0.2 million aggregate principal amount of 1.5% contingent convertible senior notes due 2033 (collectively, the “Medicis Convertible Notes”) to provide that the Medicis Convertible Notes shall be repurchased or, as applicable, shall have the right to convert into the applicable conversion consideration determined by reference to the Per Share Merger Consideration and to facilitate the settlement of related hedging obligations and warrant agreements entered into in connection with the Medicis Convertible Notes.
The Medicis Acquisition is subject to customary conditions, including (i) the approval of the holders of a majority of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

the outstanding shares of Medicis common stock entitled to vote on the Medicis Acquisition, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of a material adverse effect on Medicis, as defined in the Merger Agreement. The transaction is expected to close in the first half of 2013.
The Merger Agreement contains representations and warranties and covenants customary for a transaction of this nature, as well as certain termination rights for Valeant and Medicis, including in the event that the Medicis Acquisition is not consummated by March 4, 2013 (subject to extension in certain circumstances until June 3, 2013), or if the requisite stockholder approval is not received. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including, subject to certain conditions, if the board of directors of Medicis authorizes the company to enter into an alternative acquisition agreement with respect to a superior proposal (as defined in the Merger Agreement), Medicis will be required to pay to Valeant a termination fee of $85.0 million plus out-of-pocket expenses actually incurred by Valeant or Merger Sub up to a maximum of $7.5 million.
Incremental Term Loan B
In connection with the Medicis Acquisition, the Company syndicated the Incremental Term Loan B, in the principal amount of $1.0 billion. The Incremental Term Loan B has a maturity of seven years from the date of the Medicis Acquisition, will amortize quarterly at an annual rate of 1.0% and has terms that are consistent with the Company’s existing New Term Loan B Facility. Repayments of outstanding loans under the Incremental Term Loan B in connection with certain refinancings on or prior to the first anniversary date from the Medicis Acquisition will require a prepayment premium of 1.0% of such loans prepaid. The Incremental Term Loan B is expected to close in the first half of 2013, concurrent with the Medicis Acquisition.
2020 Senior Notes
On October 4, 2012, VPI Escrow Corp. (the “Issuer”), a newly formed wholly owned subsidiary of Valeant, issued $1,750.0 million aggregate principal amount of the 2020 Senior Notes in a private placement. The 2020 Senior Notes will mature on October 15, 2020. The 2020 Senior Notes will accrue interest at the rate of 6.375% per year, which will be payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2013. In connection with the issuance of the 2020 Senior Notes, the Company incurred approximately $26.3 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $1,723.7 million. An amount equal to the gross proceeds, together with cash in an amount sufficient to fund the special mandatory redemption payment (when and if due) were deposited into a segregated escrow account and will be held as collateral security for the Issuer’s obligations in respect of the 2020 Senior Notes during the escrow period. If (1) the Medicis Acquisition is not completed on or before January 15, 2013, or such later date as may be requested by the Company or Valeant pursuant to the escrow agreement, but in any event not later than June 3, 2013, or (2) prior to June 3, 2013, the Merger Agreement is terminated or the Company or Valeant determines that the Medicis Acquisition will not otherwise be pursued, then the Issuer will be required to redeem the 2020 Senior Notes at 100% of the issue price, plus accrued and unpaid interest to, but excluding the redemption date. At the time of the closing of the Medicis Acquisition, (1) the Issuer will merge with and into Valeant, with Valeant continuing as the surviving corporation (such merger, the “escrow merger”), (2) Valeant will assume all of the Issuer’s obligations under the 2020 Senior Notes and the related indenture and (3) the funds held in escrow will be released to the Company and will be used to finance the Medicis Acquisition as described above.
Following the escrow merger, the 2020 Senior Notes will be guaranteed by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor of the Senior Secured Credit Facilities.
The indenture governing the terms of the 2020 Senior Notes provide that the 2020 Senior Notes will be redeemable at the option of the Issuer, in whole or in part, at any time on or after October 15, 2016, at the specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Issuer may redeem some or all of the 2020 Senior Notes prior to October 15, 2016, in each case at a price equal to 100% of the principal amount thereof, plus a make-whole premium. Prior to October 15, 2015, the Issuer may also redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 106.375% of the principal amount of the 2020 Senior Notes, plus accrued and unpaid interest to the date of redemption.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

If Valeant or the Company experiences a change in control, Valeant may be required to repurchase the 2020 Senior Notes, as applicable, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding the purchase date of the 2020 Senior Notes, as applicable.
The 2020 Senior Notes indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee additional debt, make certain investments and other restricted payments, create liens, enter into transactions with affiliates, engage in mergers, consolidations or amalgamations, repurchase capital stock, repurchase subordinated debt and make certain investments and transfer and sell assets.
6.375% senior notes due 2020
Concurrently with the offering of the 2020 Senior Notes on October 4, 2012, Valeant issued $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “6.375% Senior Notes”) in a private placement. The 6.375% Senior Notes will mature on October 15, 2020. The 6.375% Senior Notes will accrue interest at the rate of 6.375% per year, which will be payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2013. In connection with the issuance of the 6.375% Senior Notes, the Company incurred approximately $7.5 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $492.5 million. The 6.375% Senior Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor of the Senior Secured Credit Facilities.
The 6.375% Senior Notes will be redeemable at the option of Valeant, in whole or in part, at any time on or after October 15, 2016, at the specified redemption prices, plus accrued and unpaid interest, if any, to date of redemption. In addition, Valeant may redeem some or all of the 6.375% Senior Notes prior to October 15, 2016, in each case at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to October 15, 2015, Valeant may also redeem up to 35% of the aggregate principal amount of the 6.375% Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 106.375% of the principal amount of the 6.375% Senior Notes, plus accrued and unpaid interest to the date of redemption.
If Valeant or the Company experiences a change in control, Valeant may be required to repurchase the 6.375% Senior Notes, as applicable, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding the purchase date of the 6.375% Senior Notes, as applicable.
The 6.375% Senior Notes indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee additional debt, make certain investments and other restricted payments, create liens, enter into transactions with affiliates, engage in mergers, consolidations or amalgamations, repurchase capital stock, repurchase subordinated debt and make certain investments and transfer and sell assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended September 30, 2012 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).
Additional information relating to the Company, including the 2011 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of November 5, 2012.
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
BUSINESS DEVELOPMENT
Our strategy is to focus the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies. We have completed several transactions to expand our product portfolio including, among others, the following acquisitions and dispositions in 2012:

•
On October 2, 2012, we acquired certain assets from Johnson & Johnson Consumer Companies, Inc., for a purchase price of approximately $43.0 million, relating to the rights in various ex-U.S. territories to the OTC consumer brands Caladryl® and Shower to Shower®.

•
On September 28, 2012, we acquired certain assets from Johnson & Johnson Consumer Companies, Inc. (“J&J North America”) for a purchase price of $109.6 million, relating to the U.S. and Canadian rights to the OTC consumer brands Ambi®, Caladryl®, Corn Huskers®, Cortaid®, Purpose® and Shower to Shower®.

•
On September 24, 2012, we acquired certain assets from QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”) relating to Visudyne®, which is used to treat abnormal growth of leaky blood vessels in the eye caused by wet age-related macular degeneration. The consideration paid included up-front payments of $62.5 million for the assets related to the rights to the product in the U.S. and $50.0 million for the assets related to the rights to the product outside the U.S. We may pay a series of contingent payments of up to $20.0 million relating to non-U.S. royalties and development milestones for QLT’s laser program in the U.S. In addition, we will pay royalties on sales of potential new indications for Visudyne® in the U.S. The fair value of the contingent consideration was determined to be $7.9 million as of the acquisition date.

•
On June 18, 2012, we acquired OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. We made an up-front payment of $289.3 million, and we may pay a series of contingent consideration payments of up to $114.0 million if certain net sales milestones are achieved. We also repaid at the closing $37.9 million of assumed debt. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date. The total fair value of the consideration transferred of $388.5 million is comprised primarily of identifiable intangible assets, excluding acquired IPR&D ($402.3 million), a net deferred income tax liability ($(155.5) million) and goodwill ($120.1 million). OraPharma’s lead product is Arestin®, a locally administered antibiotic for the treatment of periodontitis that utilizes an advanced controlled-release delivery system and is indicated for use in conjunction with scaling and root planing for the treatment of adult periodontitis.

•
On May 23, 2012, we acquired certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), a specialty pharmaceutical company located in the U.S. focused on skincare products, including the rights to University Medical’s main brand AcneFree™, a retail OTC acne treatment. We made up-front payments of $65.0 million, and we may pay a series of contingent consideration payments of up to $40.0 million if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $1.5 million as of the acquisition date.

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

•
On February 1, 2012, we acquired Probiotica Laboratorios Ltda. (“Probiotica”), which markets OTC sports nutrition products and other food supplements in Brazil, for a purchase price of $90.5 million (R$158.0 million).

In addition, we have the following pending business transactions:

•
On September 2, 2012, we entered into an agreement to acquire all of the outstanding common stock of Medicis Pharmaceutical Corporation (“Medicis”) for approximately $2.6 billion ($44.0 per share in cash). Medicis’ key brand products include Solodyn®, Restylane®, Perlane®, Ziana®, Dysport® and Zyclara®. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close in the first half of 2013. Refer to note 21 of notes to unaudited consolidated financial statements for further details.

•
On March 26, 2012, we entered into an agreement to acquire Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for approximately $180.0 million, with an additional $5.0 million in potential future milestones. Natur Produkt’s key brand products include AntiGrippin®, Anti Angin®, Sage™ and Eucaplyptus MA™. The transaction is subject to certain closing conditions and regulatory approvals and is expected to close by the end of 2012.

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
In March 2011, the European Commission granted marketing authorization for Trobalt® (retigabine) as an adjunctive treatment of partial onset seizures, with or without secondary generalization in adults aged 18 years and above with epilepsy. In June 2011, the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for Potiga™ (ezogabine) tablets as adjunctive treatment of partial-onset seizures in patients aged 18 years and older; however, the FDA recommended that ezogabine be scheduled as a controlled substance under the Controlled Substances Act prior to the marketing or launch of Potiga™. In December 2011, ezogabine/retigabine received scheduling as a controlled substance, which triggered the commencement of amortization.
In connection with the first sale of Potiga™ in the U.S. (which occurred in April 2012), GSK paid us a $45.0 million milestone payment, and we will share up to 50% of the net profits from the sale of Potiga™. In addition, in connection with the first sale of Trobalt® by GSK in the European Union (which occurred in May 2011), GSK paid us a $40.0 million milestone payment and will pay up to a 20% royalty on net sales of the product. We are recognizing the milestone payments as alliance and royalty revenue upon achievement. In the nine-month periods ended September 30, 2012 and 2011, we recorded $45.0 million and $40.0 million of milestone payments from GSK in connection with the launch of Potiga™ and Trobalt®, respectively.
MERGER-RELATED COST-RATIONALIZATION AND INTEGRATION INITIATIVES
The complementary nature of the Biovail and Valeant businesses has provided an opportunity to capture significant operating synergies from reductions in research and development, general and administrative expenses, and sales and marketing. In total, we have realized approximately $350 million of annual cost synergies as of September 30, 2012. This amount does not include potential revenue synergies or the benefits of expanding the Biovail corporate structure to Valeant’s operations.
We estimated the total costs to be incurred in the range of up to $200 million (of which the non-cash component, including share-based compensation, is expected to be approximately $55 million) in connection with these cost-rationalization and integration initiatives, of which $195.9 million has been incurred as of September 30, 2012. These costs include: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who were terminated as a result of the Merger; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees, asset impairment charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs.
The following table summarizes the major components of costs incurred in connection with these initiatives through September 30, 2012:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation			Total
($ in 000s)	$	$	$	$	$
Balance, January 1, 2010	—	—	—	—	—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)
Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)
Balance, December 31, 2011	2,158	681	—	10,314	13,153
Costs incurred and charged to expense	1,586	—	—	12,334	13,920
Cash payments	(3,288)	—	—	(22,572)	(25,860)
Non-cash adjustments	442	(681)	—	378	139
Balance, March 31, 2012	898	—	—	454	1,352
Costs incurred and charged to expense	—	—	—	—	—
Cash payments	(409)	—	—	(14)	(423)
Non-cash adjustments	(6)	—	—	(193)	(199)
Balance, June 30, 2012	483	—	—	247	730
Costs incurred and charged to expense	—	—	—	252	252
Cash payments	(80)	—	—	(81)	(161)
Non-cash adjustments	(134)	—	—	15	(119)
Balance, September 30, 2012	269	—	—	433	702
Facility closure costs incurred in the nine-month period ended September 30, 2012 primarily included an incremental $10.2 million charge for the remaining operating lease obligations related to our vacated Mississauga, Ontario corporate office facility.
In addition to costs associated with our Merger-related initiatives, in the nine-month period ended September 30, 2012, we incurred an additional $121.0 million of other restructuring, integration-related and other costs, including (i) $46.6 million of integration consulting, duplicate labor, transition service, and other, (ii) $44.8 million of severance costs, (iii) $14.9 million of facility closure costs and (iv) $14.7 million of other costs, including non-personnel manufacturing integration costs. We also made payments of $107.7 million during the nine-month period ended September 30, 2012.These costs were primarily related to the acquisitions of Dermik, iNova, AB Sanitas (“Sanitas”), Ortho Dermatologics, OraPharma, Afexa Life Sciences Inc. (“Afexa”), PharmaSwiss S.A. (“PharmaSwiss”), and a U.S. restructuring focused primarily on a reduction in the prescription dermatology field force, the global consolidation of our manufacturing facilities, and systems integration initiatives.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
($ in 000s, except per share data)	$	$	$	%	$	$	$	%
Revenues	884,140	600,584	283,556	47	2,560,333	1,774,997	785,336	44
Operating expenses	854,676	488,226	366,450	75	2,382,563	1,469,430	913,133	62
Net income (loss)	7,645	40,862	(33,217)	(81)	(26,883)	103,704	(130,587)	NM
Basic earnings (loss) per share	0.03	0.13	(0.10)	(77)	(0.09)	0.34	(0.43)	NM
Diluted earnings (loss) per share	0.02	0.13	(0.11)	(85)	(0.09)	0.32	(0.41)	NM

	As of September 30, 2012	As of December 31, 2011	Change
($ in 000s)	$	$	$	%
Total assets	14,146,208	13,141,713	1,004,495	8
Long-term debt, including current portion	(7,630,246)	(6,651,011)	(979,235)	15
____________________
NM — Not meaningful
Changes in Revenues
Total revenues increased $283.6 million, or 47%, to $884.1 million in the third quarter of 2012, compared with $600.6 million in the third quarter of 2011 and increased $785.3 million, or 44%, to $2,560.3 million in the first nine months of 2012, compared with $1,775.0 million in the first nine months of 2011, primarily due to:

•
incremental product sales revenue of $171.9 million and $596.9 million in the aggregate, from all 2011 acquisitions in the third quarter and first nine months of 2012, respectively, primarily from iNova, Dermik, Ortho Dermatologics, Sanitas, PharmaSwiss and Afexa. We also recognized incremental product sales revenue of $76.6 million and $134.7 million, in the aggregate, from all 2012 acquisitions in the third quarter and first nine months of 2012, respectively, primarily from Probiotica, OraPharma, Gerot Lannach, Pedinol Pharmacal, Inc. (“Pedinol”), University Medical, Swiss Herbal Remedies Limited and Atlantis. The incremental product sales revenue from the 2011 and 2012 acquisitions includes a negative foreign exchange impact of $9.9 million and $30.8 million, in the aggregate, in the third quarter and first nine months of 2012, respectively;

•	alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first quarter of 2012;

•
incremental product sales revenue of $104.6 million and $221.1 million in the third quarter and first nine months of 2012, respectively, related to growth from the existing business, excluding the impact of generic competition in the U.S. Neurology and Other segment and the Canada and Australia segment described below;

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga™; and

•	incremental service revenue of $7.3 million and $21.5 million in the third quarter and first nine months of 2012, primarily from the Dermik acquisition.
Those factors were partially offset by:

•
decrease in product sales of Cardizem® CD, Wellbutrin XL®, Ultram® ER and Diastat® in the U.S. Neurology and Other segment of $16.5 million, or 26%, in the aggregate, to $46.6 million in the third quarter of 2012, compared with $63.1 million in the third quarter of 2011, and a decrease of $70.9 million, or 33%, in the aggregate, to $144.1 million in the first nine months of 2012, compared with $215.0 million in the first nine months of 2011, due to generic competition;

•
alliance revenue of $43.0 million in the first nine months of 2011, primarily related to the $36.0 million out-license of the Cloderm® product rights that did not similarly occur in the first nine months of 2012;

•	a negative foreign currency exchange impact on the existing business of $21.4 million and $66.6 million in the third quarter and first nine months of 2012, respectively;

•	alliance revenue of $40.0 million recognized in the second quarter of 2011 related to the milestone payment received from GSK in connection with the launch of Trobalt®;

•
a negative impact from divestitures and discontinuations of $27.9 million and $64.3 million, in the aggregate, in the third quarter and first nine months of 2012, respectively, including a decrease of $12.9 million and $30.5 million in the third quarter and first nine months of 2012, respectively, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012; and

•
decrease in product sales of Cesamet® in the Canada and Australia segment of $13.4 million, or 81%, to $3.1 million in the third quarter of 2012, compared with $16.5 million in the third quarter of 2011, and a decrease of $19.1 million, or 41%, to $27.8 million in the first nine months of 2012, compared with $46.9 million in the first nine months of 2011, due to generic competition.

Changes in Earnings
Net income decreased $33.2 million, or 81%, to $7.6 million (basic and diluted earnings per share of $0.03 and $0.02, respectively) in the third quarter of 2012, compared with net income of $40.9 million (basic and diluted earnings per share of $0.13) in the third quarter of 2011 and net loss was $26.9 million (basic and diluted loss per share of $0.09) in the first nine months of 2012, compared with net income of $103.7 million (basic and diluted earnings per share of $0.34 and $0.32, respectively) in the first nine months of 2011, reflecting the following factors:

•
increases of $80.2 million and $264.4 million in amortization expense in the third quarter and first nine months of 2012, respectively, primarily related to (i) the acquired identifiable intangible assets of iNova, Dermik, Ortho Dermatologics, Elidel®/Xerese®, Sanitas and OraPharma of $52.5 million and $168.5 million in the third quarter and first nine months of 2012, respectively, and (ii) amortization of ezogabine/retigabine ($28.7 million and $85.9 million in the third quarter and first nine months of 2012, respectively), which was reclassified from IPR&D to a finite-lived intangible asset in December 2011;

•
an increase of $145.3 million and $145.9 million in acquired IPR&D costs in the third quarter and first nine months of 2012, respectively, as described below under “Results of Operations — Operating Expenses — Acquired IPR&D”;

•
an increase of $53.9 million and $127.4 million in selling, general and administrative expense in the third quarter and first nine months of 2012, respectively, as described below under “Results of Operations — Operating Expenses — Selling, General and Administrative Expenses”;

•
an increase of $28.5 million and $79.4 million in interest expense in the third quarter and first nine months of 2012, respectively, as described below under “Results of Operations — Non-Operating Income (Expense) — Interest Expense”;

•
an increase of $27.0 million and $74.2 million in restructuring, integration and other costs in the third quarter and first nine months of 2012, respectively, as described below under “Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs”;

•
an increase of $7.5 million and $65.0 million in cost of alliance and service revenues in the third quarter and first nine months of 2012, respectively, as described below under “Results of Operations — Operating Expenses — Cost of Alliance and Service Revenues”;

•	an increase of $54.4 million in legal settlements in the first nine months of 2012, as described below under “Results of Operations — Operating Expenses — Legal Settlements”; and

•
a net realized gain of $21.3 million on the disposal of our equity investment in Cephalon, Inc. (“Cephalon”) realized in the second quarter of 2011 that did not similarly occur in the first nine months of 2012, as described below under “Results of Operations — Non-Operating Income (Expense) — (Loss) Gain on Investments, Net”.

Those factors were partially offset by:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $229.4 million and $617.7 million in the third quarter and first nine months of 2012, respectively, mainly related to the incremental contribution of Dermik, Ortho Dermatologics, iNova, Sanitas, Zovirax®, PharmaSwiss, Elidel®/Xerese®, OraPharma, Probiotica and Gerot Lannach;

•	an increase of $68.0 million and $47.7 million in the recovery of income taxes in the third quarter and first nine months of 2012, respectively, as described below under “Results of Operations — Income Taxes”;

•
a decrease of $8.0 million and $30.9 million in loss on extinguishment of debt in the third quarter and first nine months of 2012, respectively, as described below under “Results of Operations — Non-Operating Income (Expense) — Loss on Extinguishment of Debt”; and

•
an increase of $18.4 million in foreign exchange and other in the first nine months of 2012, as described below under “Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other”.

Cash Dividends
No dividends were declared or paid in the third quarters and first nine months of 2012 and 2011. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement include restrictions on the payment of dividends.
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

Revenues By Segment
The following table displays revenues by segment for the third quarters and first nine months of 2012 and 2011, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
U.S. Dermatology	312,450	35	133,649	22	178,801	134	822,715	32	399,833	23	422,882	106
U.S. Neurology and Other	180,909	20	180,281	30	628	—	591,582	23	620,759	35	(29,177)	(5)
Canada and Australia	141,072	16	84,644	14	56,428	67	402,001	16	238,888	13	163,113	68
Emerging Markets	249,709	28	202,010	34	47,699	24	744,035	29	515,517	29	228,518	44
Total revenues	884,140	100	600,584	100	283,556	47	2,560,333	100	1,774,997	100	785,336	44

Total revenues increased $283.6 million, or 47%, to $884.1 million in the third quarter of 2012, compared with $600.6 million in the third quarter of 2011 and increased $785.3 million, or 44%, to $2,560.3 million in the first nine months of 2012, compared with $1,775.0 million in the first nine months of 2011, mainly attributable to the effect of the following factors:
•    in the U.S. Dermatology segment:

•
the incremental product sales revenue of $128.1 million and $335.7 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the third quarter and first nine months of 2012, respectively, primarily from (i) Dermik (mainly driven by BenzaClin®, Carac®and Sculptra® Aesthetics product sales) and Ortho Dermatologics (mainly driven by Retin-A Micro® product sales); and (ii) OraPharma, Pedinol, University Medical and Eyetech Inc. (“Eyetech”) product sales;

•
an increase in product sales from the existing business of $68.3 million, or 62%, and $112.5 million, or 40%, in the third quarter and first nine months of 2012, respectively, driven by continued growth of the core dermatology brands, including Zovirax®, Elidel®, CeraVe®, and Acanya®. The growth of these seasonal brands has increased the impact of seasonality on our business, particularly during the third quarter “back to school” season; and

•	alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first quarter of 2012.
Those factors were partially offset by:

•
alliance revenue of $43.0 million in the first nine months of 2011, primarily related to the $36.0 million out-license of the Cloderm® product rights that did not similarly occur in the first nine months of  2012;

•
a negative impact from divestitures and discontinuations of $16.0 million and $39.3 million in the third quarter and first nine months of 2012, respectively, including a decrease of $12.9 million and $30.5 million in the third quarter and first nine months of 2012, respectively, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012; and

•	a decrease in service revenue of $8.9 million in the first nine months of 2012.
•    in the U.S. Neurology and Other segment:

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga™; and

•
an increase in product sales from the existing business, excluding the declines described below, of $15.0 million, or 9%, and $34.5 million, or 6%, in the third quarter and first nine months of 2012, respectively.

Those factors were more than offset by:

•
a decrease in product sales of Cardizem® CD, Wellbutrin XL®, Ultram® ER and Diastat®of $16.5 million, or 26%, in the aggregate, to $46.6 million in the third quarter of 2012, compared with $63.1 million in the third quarter of 2011, and a decrease of $70.9 million, or 33%, in the aggregate, to $144.1 million in the first nine months of 2012, compared with $215.0 million in the first nine months of 2011, due to generic competition. We anticipate a continuing decline in sales of these products due to continued generic erosion, however the rate of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions; and

•	alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment received from GSK in connection with the launch of Trobalt®.
•    in the Canada and Australia segment:

•
the incremental product sales revenue of $53.8 million and $131.3 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the third quarter and first nine months of 2012, respectively, primarily from iNova (mainly driven by Duromine®, Difflam® and Duro-Tuss® product sales), Afexa and Dermik;

•	incremental service revenue of $10.6 million and $32.0 million in the third quarter and first nine months of 2012, respectively, primarily from the Dermik acquisition; and

•
an increase in product sales from the existing business of $4.6 million, or 2%, in the first nine months of 2012 and a decrease in product sales from the existing business of $6.8 million, or 8% , in the third quarter of 2012, which includes the negative impact from the introduction of a generic version of Cesamet® by a competitor in March 2012. We anticipate continuing declines in Cesamet® product sales due to generic erosion, however the rate of decline is expected to decrease in the future.

Those factors were partially offset by:

•	a negative foreign currency exchange impact on the existing business of $1.2 million and $4.7 million in the third quarter and first nine months of 2012, respectively.

•	in the Emerging Markets segment:

•
the incremental product sales revenue of $66.0 million and $262.6 million (which includes a negative foreign currency exchange impact of $9.4 million and $29.7 million in the third quarter and first nine months of 2012, respectively), in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the third quarter and first nine months of 2012, respectively, primarily from (i) the 2011 acquisitions of Sanitas, iNova (mainly driven by Duromine® and Difflam® product sales) and PharmaSwiss; and (ii) the 2012 acquisitions of Probiotica and Gerot Lannach; and

•	an increase in product sales from the existing business of $15.2 million, or 8%, and $51.3 million, or 11%, in the third quarter and first nine months of 2012, respectively.
Those factors were partially offset by:

•	a negative foreign currency exchange impact on the existing business of $20.3 million and $61.9 million in the third quarter and first nine months of 2012, respectively; and

•	a negative impact from divestitures and discontinuations of $11.3 million and $22.7 million in the third quarter and first nine months of 2012.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, legal settlements and acquired IPR&D charges (including impairments), are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. In addition, share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.

The following table displays profit by segment for the third quarters and first nine months of 2012 and 2011, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
U.S. Dermatology	153,116	49	54,847	41	98,269	179	317,321	39	128,623	32	188,698	147
U.S. Neurology and Other	51,875	29	84,837	47	(32,962)	(39)	200,687	34	322,065	52	(121,378)	(38)
Canada and Australia	28,926	21	23,885	28	5,041	21	62,472	16	74,484	31	(12,012)	(16)
Emerging Markets	27,197	11	19,431	10	7,766	40	91,052	12	14,344	3	76,708	NM
Total segment profit	261,114	30	183,000	30	78,114	43	671,532	26	539,516	30	132,016	24
________________
NM — Not meaningful
Total segment profit increased $78.1 million, or 43%, to $261.1 million in the third quarter of 2012, compared with $183.0 million in the third quarter of 2011, and increased $132.0 million, or 24%, to $671.5 million in the first nine months of 2012, compared with $539.5 million in the first nine months of 2011, mainly attributable to the effect of the following factors:
•    in the U.S. Dermatology segment:

•
an increase in contribution of $111.8 million and $283.6 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the third quarter and first nine months of 2012, respectively, primarily from the product sales of Dermik, Ortho Dermatologics, OraPharma, Pedinol, Eyetech and University Medical, including the impact of acquisition accounting adjustments related to inventory of $1.9 million and $14.8 million, in the aggregate, in the third quarter and first nine months of 2012, respectively; and

•
an increase in contribution from product sales from the existing business of $64.1 million and $131.0 million (including a favorable impact of $7.7 million related to the Merger-related acquisition accounting adjustments related to inventory in the first nine months of 2011 that did not similarly occur in the first nine months of 2012) in the third quarter and first nine months of 2012, respectively, driven by (i) continued growth of the core dermatology brands, including Zovirax®, Elidel®, CeraVe®, and Acanya®, and the growth of these seasonal brands has increased the impact of seasonality on our business, particularly during the third quarter “back to school” season and (ii) a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, such that we retain a greater share of the economic interest in the brand.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization expense) of $61.6 million and $166.9 million in the third quarter and first nine months of 2012, respectively, primarily associated with the acquisitions of new businesses within the segment;

•
a decrease in contribution of $15.2 million and $52.5 million in the third quarter and first nine months of 2012, respectively, primarily related to divestitures and discontinuations. The largest contributor to the decrease was a reduction in IDP-111 royalty revenue of $12.9 million and $30.5 million in the third quarter and first nine months of 2012, respectively, as a result of the sale of IDP-111 in February 2012; and

•	a decrease in service revenue contribution of $6.4 million in the first nine months of 2012.

•	in the U.S. Neurology and Other segment:

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga™; and

•
an increase in contribution from product sales from the existing business, excluding the declines described below, of $10.6 million and $22.3 million, including the impact from higher sales of Xenazine® which carries a lower margin than the rest of the neurology portfolio (also including a favorable impact of $9.4 million related to the Merger-related acquisition accounting adjustments related to inventory in the first nine months of 2011 that did not similarly occur in the first nine months of 2012), in the third quarter and first nine months of 2012, respectively.

Those factors were more than offset by:

•	alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment received from GSK in connection with the launch of Trobalt®;

•
amortization expense of $28.7 million and $85.9 million in the third quarter and first nine months of 2012, respectively, related to ezogabine/retigabine, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011; and

•
lower sales of higher margin products such as Wellbutrin XL®, Ultram® ER, Cardizem® CD and Diastat®, which resulted in a decrease in contribution of $14.7 million and $61.9 million, in the aggregate, in the third quarter and first nine months of 2012, respectively.

•    in the Canada and Australia segment:

•
an increase in contribution of $35.6 million and $70.5 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in the third quarter and first nine months of 2012, respectively, primarily from the sale of iNova, Dermik, Afexa and Elidel® products, including the impact of acquisition accounting adjustments related to inventory of $2.8 million and $32.5 million, in the aggregate, in the third quarter and first nine months of 2012, respectively;

•
an increase in contribution from product sales from the existing business of $4.3 million in the first nine months of 2012, which includes the negative contribution impact from lower sales of Cesamet®;

•
a favorable impact of $3.9 million related to the Merger-related acquisition accounting adjustments related to inventory in the first nine months of 2011 that did not similarly occur in the first nine months of 2012; and

•	incremental contribution from service revenue of $2.5 million in the first nine months of 2012, primarily from the Dermik acquisition.
Those factors were more than offset by:

•
an increase in operating expenses (including amortization expense) of $29.6 million and $90.7 million in the third quarter and first nine months of 2012, respectively, primarily associated with the acquisitions of new businesses within the segment.

•    in the Emerging Markets segment:

•
an increase in contribution of $34.9 million and $171.4 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, in the third quarter and first nine months of 2012, respectively, primarily from the sale of Sanitas, iNova, PharmaSwiss, Probiotica and Gerot Lannach products, including lower acquisition accounting adjustments related to inventory of $1.0 million and $19.0 million, in the aggregate, in the third quarter and first nine months of 2012, respectively;

•	an increase in contribution from product sales from the existing business of $4.9 million and $23.3 million in the third quarter and first nine months of 2012, respectively; and

•
a favorable impact of $6.8 million related to the Merger-related acquisition accounting adjustments related to inventory in the first nine months of 2011 that did not similarly occur in the first nine months of 2012.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization expense) of $18.6 million and $83.5 million in the third quarter and first nine months of 2012, respectively, primarily associated with the acquisitions of new businesses within the segment;

•	a negative foreign currency exchange impact on the existing business contribution of $9.0 million and $31.0 million in the third quarter and first nine months of 2012, respectively; and

•	a negative impact from divestitures and discontinuations of $4.4 million and $10.1 million in the third quarter and first nine months of 2012, respectively.
Operating Expenses
The following table displays the dollar amount of each operating expense category for the third quarter and first nine months of 2012 and 2011, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2011		Change		2012		2011		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	219,670	25	162,568	27	57,102	35	646,395	25	501,767	28	144,628	29
Cost of alliance and service revenues	10,582	1	3,078	1	7,504	NM	105,460	4	40,418	2	65,042	161
Selling, general and administrative	188,660	21	134,801	22	53,859	40	551,386	22	423,964	24	127,422	30
Research and development	19,170	2	17,476	3	1,694	10	58,887	2	48,910	3	9,977	20
Amortization of intangible assets	218,187	25	138,027	23	80,160	58	629,400	25	365,016	21	264,384	72
Restructuring, integration and other costs	42,872	5	15,874	3	26,998	170	135,213	5	61,039	3	74,174	122
Acquired IPR&D	145,300	16	—	—	145,300	100	149,868	6	4,000	—	145,868	NM
Acquisition-related costs	4,605	1	9,498	2	(4,893)	(52)	25,977	1	12,874	1	13,103	102
Legal settlements	—	—	—	—	—	NM	56,779	2	2,400	—	54,379	NM
Acquisition-related contingent consideration	5,630	1	6,904	1	(1,274)	(18)	23,198	1	9,042	1	14,156	157
Total operating expenses	854,676	97	488,226	81	366,450	75	2,382,563	93	1,469,430	83	913,133	62
_______________
NM — Not meaningful
Cost of Goods Sold
Cost of goods sold, which excludes the amortization of intangible assets described separately below under “— Amortization of Intangible Assets”, increased $57.1 million, or 35%, to $219.7 million in the third quarter of 2012, compared with $162.6 million in the third quarter of 2011, and increased $144.6 million, or 29%, to $646.4 million in the first nine months of 2012, compared with $501.8 million in the first nine months of 2011. The percentage increases in cost of goods sold in the third quarter and first nine months of 2012 were lower than the corresponding 50% and 48% increases in product sales in the third quarter and first nine months of 2012, respectively, primarily due to:

•	a favorable impact from product mix and the benefits realized from worldwide manufacturing rationalization initiatives; and

•
the effect of the lower supply price for Zovirax® inventory purchased from GSK as a result of a new supply agreement that became effective with the acquisition of the U.S. rights, which favorably impacted cost of goods sold during the first and second quarters of 2012.

These factors were partially offset by:

•	an unfavorable foreign exchange impact on contribution, as the foreign exchange benefit to Cost of Goods Sold was more than offset by the negative foreign exchange impact on product sales;

•	increased sales of Xenazine® which has a lower margin than the rest of the neurology portfolio; and

•	decreased sales of Cesamet® in Canada which has a higher margin than the rest of the Canadian portfolio.
Cost of Alliance and Service Revenues
Cost of alliance and service revenues increased $7.5 million to $10.6 million in the third quarter of 2012, compared with $3.1 million in the third quarter of 2011, mainly due to the inclusion of cost of service revenue from Dermik primarily related to contract manufacturing. Cost of alliance and service revenue increased $65.0 million, or 161%, to $105.5 million in the first nine months of 2012, compared with $40.4 million in the first nine months of 2011, primarily due to the inclusion of the carrying amounts of the IDP-111 and 5-FU intangible assets of $69.2 million, in the aggregate, which were expensed on the sale of these products in the first quarter of 2012, and the inclusion of cost of service revenue from Dermik, partially offset by the $30.7 million carrying amount of the Cloderm® intangible asset, which was expensed on the out-license of the product rights in the first quarter of 2011.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $53.9 million, or 40%, to $188.7 million in the third quarter of 2012, compared with $134.8 million in the third quarter of 2011, and increased $127.4 million, or 30%, to $551.4 million in the first nine months of 2012, compared with $424.0 million in the first nine months of 2011, primarily due to:

•
increased expenses in our U.S Dermatology segment ($30.8 million and $78.3 million, in the third quarter and first nine months of 2012, respectively), Canada and Australia segment ($18.2 million and $47.5 million, in the third quarter and first nine months of 2012, respectively) and Emerging Markets segment ($7.0 million and $36.8 million, in the third quarter and first nine months of 2012, respectively), primarily driven by the acquisitions of new businesses within these segments.

This factor was partially offset by:

•
decreases of $18.2 million in share-based compensation expense charged to selling, general and administrative expenses in the first nine months of 2012, primarily due to the vesting of performance stock units as a result of achieving specified performance criteria recognized in the first nine months of 2011 and the impact of the stock option modification recognized in the first quarter of 2011, partially offset by an incremental charge of $4.8 million in the third quarter of 2012 as some of our performance-based RSU grants triggered a partial payout as a result of achieving certain share price appreciation conditions. Refer to note 13 of notes to unaudited consolidated financial statements for further details.

Research and Development Expenses
Research and development expenses increased $1.7 million, or 10%, to $19.2 million in the third quarter of 2012, compared with $17.5 million in the third quarter of 2011, and increased $10.0 million, or 20%, to $58.9 million in the first nine months of 2012, compared with $48.9 million in the first nine months of 2011, primarily reflecting spending for a Phase 4 study for Wellbutrin XL® and lifecycle management programs, partially offset by lower spending on the IDP-108 program (an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails). In July 2012, the Company submitted an NDA with the FDA for IDP-108, also known as efinaconazole.
Amortization of Intangible Assets
Amortization expense increased $80.2 million, or 58%, to $218.2 million in the third quarter of 2012, compared with $138.0 million in the third quarter of 2011, and increased $264.4 million, or 72%, to $629.4 million in the first nine months of 2012, compared with $365.0 million in the first nine months of 2011, primarily due to (i) the amortization of the iNova, Dermik, Ortho Dermatologics, Elidel®/Xerese®, Sanitas and OraPharma identifiable intangible assets of $52.5 million and $168.5 million in the third quarter and first nine months of 2012, respectively, and (ii) amortization of ezogabine/retigabine of $28.7 million and $85.9 million in the third quarter and first nine months of 2012, respectively, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011. As part of our ongoing assessment of potential impairment indicators related to our intangible assets, we will closely monitor the performance of our product portfolio, including ezogabine/retigabine which is marketed under a collaboration agreement with GSK. If our assessment reveals indications of impairment to our assets, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
As described above under “Merger-Related Cost-Rationalization and Integration Initiatives”, we recognized restructuring, integration and other costs of $42.9 million and $135.2 million in the third quarter and first nine months of 2012, respectively.
Acquired IPR&D
In the third quarter of 2012, we recorded charges of (i) $133.4 million related to the write off of an acquired IPR&D asset related to the IDP-107 dermatology program, which was acquired in September 2010 as part of the Merger, and (ii) $12.0 million related to a payment to terminate a research and development commitment with a third party. Through discussion with various internal and external Key Opinion Leaders, we completed our analysis of the Phase 2 study results for IDP-107 during the third quarter of 2012. This led to our decision in the third quarter of 2012 to terminate the program and fully impair the asset. As attempts to identify a partner for the program were not successful, we do not believe the program has value to a market participant. In addition, in the second quarter of 2012, we wrote off $4.3 million related to the termination of the MC5 program (a topical treatment for acne vulgaris), acquired as part of the Ortho Dermatologics acquisition in 2011.
In the first nine months of 2011, we recorded charges of $4.0 million related to the acquisition of the Canadian rights to Lodalis™, which was accounted for as a purchase of IPR&D assets with no alternative future use.
Acquisition-Related Costs
Acquisition-related costs decreased $4.9 million, or 52%, to $4.6 million in the third quarter of 2012 as compared with $9.5 million in the third quarter of 2011, primarily reflecting expenses incurred in the third quarter of 2011 related to the Sanitas acquisition, partially offset by acquisition activity in the third quarter of 2012. Acquisition-related costs increased $13.1 million, or 102%, to $26.0 million in the first nine months of 2012, compared with $12.9 million in the first nine months of 2011, reflecting increased acquisition activity during the first nine months of 2012, as described above under “Business Development”.
Legal Settlements
Legal settlements costs increased $54.4 million to $56.8 million in the first nine months of 2012, compared with $2.4 million in the first nine months of 2011, primarily due to a settlement of antitrust litigation and the associated legal fees. Refer to note 19 of notes to unaudited consolidated financial statements for further details.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration increased $14.2 million, or 157%, to $23.2 million in the first nine months of 2012, compared with $9.0 million in the first nine months of 2011, primarily driven by the changes in the fair value of acquisition-related contingent consideration (mainly due to accretion to account for the time value of money) primarily related to the Elidel®/Xerese® license agreement entered into in June 2011 and the iNova acquisition, partially offset by a gain related to a shift in timing which impacted the revenue assumptions associated with potential milestone payments for the A007 (Lacrisert®) development program.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the third quarters and first nine months of 2012 and 2011 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	1,156	1,052	104	10	3,299	2,941	358	12
Interest expense	(116,042)	(87,504)	(28,538)	33	(318,681)	(239,328)	(79,353)	33
Loss on extinguishment of debt	(2,322)	(10,315)	7,993	(77)	(2,455)	(33,325)	30,870	(93)
Foreign exchange and other	(1,603)	(3,590)	1,987	(55)	18,458	64	18,394	NM
(Loss) gain on investments, net	—	(140)	140	(100)	2,024	22,787	(20,763)	(91)
Total non-operating expense	(118,811)	(100,497)	(18,314)	18	(297,355)	(246,861)	(50,494)	20
________________
NM — Not meaningful
Interest Expense
Interest expense increased $28.5 million, or 33%, to $116.0 million in the third quarter of 2012, compared with $87.5 million in the third quarter of 2011, and increased $79.4 million, or 33%, to $318.7 million in the first nine months of 2012, compared with $239.3 million in the first nine months of 2011, primarily reflecting the following:

•
interest expense of $29.2 million and $105.2 million, in the aggregate, in the third quarter and first nine months of 2012, respectively, related to the borrowings under our senior secured credit facilities and our senior notes.

This factor was partially offset by:

•
a decrease of $1.6 million and $10.2 million in the third quarter and first nine months of 2012, respectively, related to the repurchases and the settlement of 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”) (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	a decrease of $10.0 million in the first nine months of 2012 due to the repayment of our previous term loan A facility in the first quarter of 2011;

•	a decrease of $4.8 million in the first nine months of 2012 due to an adjustment to amortization of debt issuance costs related to prior period; and

•
a decrease of $4.4 million in the first nine months of 2012 related to the redemption of 4.0% convertible subordinated notes due 2013 (the “4% Convertible Notes”) in the second quarter of 2011. Refer to note 11 of notes to unaudited consolidated financial statements for further details.

Loss on Extinguishment of Debt
In the third quarter and first nine months of 2012, we recognized losses of $2.3 million and $2.5 million, respectively, mainly on the settlement of the 5.375% Convertible Notes (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
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
Foreign Exchange and Other
Foreign exchange and other loss decreased $2.0 million, or 55%, to $1.6 million in the third quarter of 2012, compared with $3.6 million in the third quarter of 2011, and foreign exchange and other gain increased $18.4 million to $18.5 million in the first nine months of 2012, compared with a gain of $0.1 million in the first nine months of 2011. The gain in the first nine months of 2012 was primarily due to a gain of $29.2 million related to an intercompany loan, of which $1.3 million was recognized in the third quarter of 2012, that was not designated as permanent in nature, and therefore the impact of changes in foreign currency exchange rates was recognized in our consolidated statements of income (loss). As of September 30, 2012, $24.0 million of the gain on the intercompany loan was realized, all of which was realized during the first quarter of 2012. This was partially offset by translation losses from our European operations in the first nine months of 2012 and a $2.7 million net gain realized on foreign currency forward contracts entered in connection with the acquisition of PharmaSwiss in the first quarter of 2011.
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
Income Taxes
The following table displays the dollar amounts of the current and deferred provisions for income taxes in the third quarters and first nine months of 2012 and 2011 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
($ in 000s; (Income) Expense)	$	$	$	%	$	$	$	%
Current income tax expense	10,100	9,600	500	5	35,100	32,100	3,000	9
Deferred income tax benefit	(107,092)	(38,601)	(68,491)	177	(127,802)	(77,098)	(50,704)	66
Total recovery of income taxes	(96,992)	(29,001)	(67,991)	NM	(92,702)	(44,998)	(47,704)	106
________________
NM — Not meaningful
In the three-month period ended September 30, 2012, we recognized a net income tax recovery of $97.0 million, of which $97.3 million related to the expected tax recovery in tax jurisdictions outside of Canada offset with an income tax expense of $0.3 million related to Canadian income taxes. In the nine-month period ended September 30, 2012, we recognized a net income tax recovery of $92.7 million, which comprised $95.7 million related to tax recovery in tax jurisdictions outside of Canada and an income tax expense of $3.0 million related to Canadian income taxes. In the three-month and nine-month periods ended September 30, 2012, our effective tax rate was primarily impacted by (i) tax recovery generated from our annualized effective tax rate applied against our overall income for the nine months ended September 30, 2012, (ii) tax recovery associated with the write-off of IPR&D, (iii) additional tax recovery recognized on the U.S. federal tax return as compared to the December 31, 2011 income tax provision, (iv) the reduction of a deferred tax liability due to an internal reorganization whereby our Barbados subsidiary was migrated to Bermuda, and (v) the increase in liabilities for uncertain tax positions.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table displays a summary of our financial condition as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	257,730	164,111	93,619	57
Long-lived assets(1)	12,285,657	11,670,826	614,831	5
Long-term debt, including current portion	(7,630,246)	(6,651,011)	(979,235)	15
Shareholders’ equity	3,785,182	4,007,016	(221,834)	(6)
__________________

(1)	Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents increased $93.6 million, or 57%, to $257.7 million as of September 30, 2012, compared with $164.1 million at December 31, 2011, which primarily reflected the following sources of cash:

•	$1,265.9 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$588.7 million in operating cash flows, which includes the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga™ in the second quarter of 2012; and

•	$66.3 million of cash proceeds related to the sale of the IDP-111 and 5-FU products in the first quarter of 2012.
Those factors were partially offset by the following uses of cash:

•
$981.1 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the OraPharma, Gerot Lannach, QLT, J&J North America, Probiotica, Atlantis and University Medical acquisitions;

•	$280.7 million related to the repurchase of our common shares (as described below under “Financial Condition, Liquidity and Capital Resources — New Securities Repurchase Program”);

•	$195.0 million repayment under our revolving credit facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$83.4 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	purchases of property, plant and equipment of $81.8 million;

•	contingent consideration payments of $81.3 million primarily related to the Elidel®/Xerese® license agreement entered into in June 2011 and the PharmaSwiss acquisition;

•
$62.1 million related to the settlement of the 5.375% Convertible Notes in the third quarter of 2012 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	payments of legal settlements and related costs of $39.6 million primarily related to settlement of antitrust litigation in the second quarter of 2012; and

•	$37.9 million repayment of long-term debt assumed in connection with the OraPharma acquisition in June, 2012.
Long-Lived Assets
Long-lived assets increased $614.8 million, or 5%, to $12,285.7 million as of September 30, 2012, compared with $11,670.8 million at December 31, 2011, primarily due to:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2012 acquisitions of $1,231.2 million, in the aggregate, primarily related to OraPharma, Gerot Lannach, QLT, J&J North America, Probiotica, University Medical and Atlantis;

•	an increase from foreign currency exchange of $128.8 million; and

•	purchases of property, plant and equipment of $81.8 million.
Those factors were partially offset by:

•	the depreciation of property, plant and equipment and amortization of intangible assets of $672.8 million in the aggregate;

•	the write off of an IPR&D asset of $133.4 million relating to the IDP-107 dermatology program; and

•	the sale of a manufacturing facility acquired in the iNova transaction for $10.2 million in the third quarter of 2012.
Long-Term Debt
Long-term debt (including the current portion) increased $979.2 million, or 15%, to $7,630.2 million as of September 30, 2012, compared with $6,651.0 million at December 31, 2011, primarily due to:

•	$1,265.9 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
This factor was partially offset by:

•	$195.0 million repayment under our revolving credit facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$83.4 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•
the settlement of the $16.0 million carrying amount of the liability component of the 5.375% Convertible Notes (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Shareholders’ Equity
Shareholders’ equity decreased $221.8 million, or 6%, to $3,785.2 million as of September 30, 2012, compared with $4,007.0 million at December 31, 2011, primarily due to:

•	a decrease of $280.7 million related to the repurchase of our common shares in the first nine months of 2012;

•	a decrease of $43.8 million related to the settlement of the 5.375% Convertible Notes in the third quarter of 2012; and

•	a net loss of $26.9 million.
Those factors were partially offset by:

•
a positive foreign currency translation adjustment of $83.8 million to other comprehensive income (loss), mainly due to the impact of a weakening of the U.S. dollar relative to a number of other currencies, including the Polish zloty and Mexican peso, which increased the reported value of our net assets denominated in those currencies; and

•	$52.9 million of share-based compensation recorded in additional paid-in capital.
Cash Flows
Our primary sources of cash include: the cash generated from operations; the issuance of long-term debt and borrowings under our senior secured credit facilities; and proceeds from the sale of non-core assets. Our primary uses of cash include: business development transactions; interest and principal payments; securities repurchases; restructuring activities; salaries and benefits; inventory purchases; research and development spending; sales and marketing activities; capital expenditures; legal costs; and litigation and regulatory settlements. The following table displays cash flow information for the third quarters and first nine months of 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
($ in 000s)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	166,827	173,707	(6,880)	(4)	588,659	450,693	137,966	31
Net cash used in investing activities	(297,396)	(442,622)	145,226	(33)	(991,916)	(1,294,456)	302,540	(23)
Net cash (used in) provided by financing activities	(7,932)	299,025	(306,957)	NM	495,004	711,623	(216,619)	(30)
Effect of exchange rate changes on cash and cash equivalents	965	(14,496)	15,461	(107)	1,872	(7,570)	9,442	(125)
Net (decrease) increase in cash and cash equivalents	(137,536)	15,614	(153,150)	NM	93,619	(139,710)	233,329	NM
Cash and cash equivalents, beginning of period	395,266	238,945	156,321	65	164,111	394,269	(230,158)	(58)
Cash and cash equivalents, end of period	257,730	254,559	3,171	1	257,730	254,559	3,171	1
___________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities decreased $6.9 million, or 4%, to $166.8 million in the third quarter of 2012, compared with $173.7 million in the third quarter of 2011, primarily due to:

•	an increased investment in working capital of $97.1 million primarily related to accounts receivable, reflecting the growth and seasonality of the business including strong sales in September 2012;

•	an increase in payments of legal settlements and related costs of $37.7 million mainly related to the settlement of antitrust litigation in the second quarter of 2012;

•	a decrease in contribution of $27.9 million, in the aggregate, from Cardizem® CD, Cesamet®, Wellbutrin XL®, Ultram® ER and Diastat® product sales in the third quarter of 2012;

•	higher payments of $21.7 million related to other restructuring and integration-related costs (not Merger-related) in the third quarter of 2012; and

•	a $12.0 million payment related to the termination of a research and development commitment with a third party.
Those factors were partially offset by:

•
the inclusion of cash flows in the third quarter of 2012 from all 2011 acquisitions, primarily Sanitas, Dermik, Ortho Dermatologics, Afexa and iNova, as well as all 2012 acquisitions, primarily OraPharma, Probiotica and certain assets of Gerot Lannach, University Medical and Atlantis, partially offset by the negative impact of foreign exchange related to these acquisitions and the existing business;

•	incremental cash flows from continued growth in the existing business; and

•	an increase due to lower payments of $8.1 million related to the Merger-related restructuring charges in the third quarter of 2012.
Net cash provided by operating activities increased $138.0 million, or 31%, to $588.7 million in the first nine months of 2012, compared with $450.7 million in the first nine months of 2011, primarily due to:

•
the inclusion of cash flows in the first nine months of 2012 from all 2011 acquisitions, primarily Elidel®/Xerese®, Sanitas, Dermik, Ortho Dermatologics, Afexa and iNova, as well as all 2012 acquisitions, primarily OraPharma, Probiotica and certain assets of Gerot Lannach, University Medical and Atlantis, partially offset by the negative impact of foreign exchange related to these acquisitions and the existing business;

•	an increase in cash flows from the operations of PharmaSwiss due to the full year-to-date impact in 2012;

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga™ in the second quarter of 2012;

•	an increase due to lower payments of $22.4 million related to the Merger-related restructuring charges in the first nine months of 2012; and

•	incremental cash flows from continued growth in the existing business.
Those factors were partially offset by:

•
an increased investment in working capital of $143.7 million primarily related to (i) accounts receivable, reflecting the growth and seasonality of the business, including strong sales in September 2012 and (ii) investments in inventory to support growth of the business and manufacturing integration initiatives;

•	higher payments of $95.6 million related to other restructuring and integration-related costs (not Merger-related) in the first nine months of 2012;

•	a decrease in contribution of $80.8 million, in the aggregate, from Cardizem® CD, Cesamet®, Wellbutrin XL®, Ultram® ER and Diastat® product sales in the first nine months of 2012;

•	the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt® in the second quarter of 2011;

•	an increase in payments of legal settlements and related costs of $23.2 million mainly related to the settlement of antitrust litigation in the second quarter of 2012; and

•	a $12.0 million payment related to the termination of a research and development commitment with a third party.
Investing Activities
Net cash used in investing activities decreased $145.2 million, or 33%, to $297.4 million in the third quarter of 2012, compared with $442.6 million in the third quarter of 2011, primarily due to:

•	a decrease of $169.6 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate.
This factor was partially offset by:

•	an increase of $47.5 million in purchases of property, plant and equipment.
Net cash used in investing activities decreased $302.5 million, or 23%, to $991.9 million in the first nine months of 2012, compared with $1,294.5 million in the first nine months of 2011, primarily due to:

•	a decrease of $311.4 million in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate; and

•	a decrease of $66.3 million attributable to the cash proceeds related to the sale of the IDP-111 and 5-FU products in the first quarter of 2012.
Those factors were partially offset by:

•
a net increase of $21.3 million on the disposal of the Cephalon common stock in the first nine months of 2011, representing the excess of the $81.3 million in net proceeds received over the $60.0 million paid in the first nine months of 2011 to acquire the shares;

•	an increase of $38.2 million in purchases of property, plant and equipment; and

•	an increase of $36.0 million related to the receipt of the up-front payment related to the out-license of Cloderm®

in the first nine months of 2011 that did not similarly occur in the first nine months of 2012.
Financing Activities
Net cash used in financing activities was $7.9 million in the third quarter of 2012, compared with net cash provided by financing activities of $299.0 million in the third quarter of 2011, reflecting a decline of $307.0 million, primarily due to:

•	a decrease of $590.0 million due to borrowings in the third quarter of 2011 under our previous senior secured term loan facility;

•	a decrease of $75.0 million in net borrowings under our revolving credit facility in the third quarter of 2012;

•	a decrease of $62.1 million related to the settlement of the 5.375% Convertible Notes in the third quarter of 2012;

•	contingent consideration payments of $18.8 million primarily related to the Elidel®/Xerese® license agreement entered into in June 2011; and

•	$27.8 million repayment under our senior secured term loan A facility in the third quarter of 2012.
Those factors were partially offset by:

•
an increase of $95.2 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
an increase of $202.6 million related to the repurchases of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the third quarter of 2011 that did not similarly occur in the third quarter of 2012;

•	an increase of $74.6 million related to lower repurchases of common shares in the third quarter of 2012;

•	an increase of $66.9 million related to the settlement of the written call options in the third quarter of 2011 that did not similarly occur in the third quarter of 2012; and

•	an increase of $28.5 million related to the acquisition of Sanitas’ noncontrolling interest in the third quarter of 2011 that did not similarly occur in the third quarter of 2012.
Net cash provided by financing activities decreased $216.6 million, or 30%, to $495.0 million in the first nine months of 2012, compared with $711.6 million in the first nine months of 2011, primarily due to:

•	a decrease related to net proceeds of $2,139.7 million from the issuance of senior notes in the first nine months of 2011;

•	a decrease of $590.0 million due to borrowings in the third quarter of 2011 under our previous senior secured term loan facility;

•	a decrease of $395.0 million in net borrowings under our revolving credit facility in the first nine months of 2012;

•	$83.4 million repayment under our senior secured term loan A facility in the first nine months of 2012;

•	contingent consideration payments of $79.8 million primarily related to the Elidel®/Xerese® license agreement entered into in June 2011 and the PharmaSwiss acquisition;

•	a decrease of $62.1 million related to the settlement of the 5.375% Convertible Notes in the third quarter of 2012;

•	a decrease of $49.8 million in proceeds from stock option exercises, including tax benefits, in the first nine months of 2012; and

•	$37.9 million repayment of long-term debt assumed in connection with the OraPharma acquisition.
Those factors were partially offset by:

•
an increase of $1,265.9 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	an increase of $975.0 million related to the repayment of our previous term loan A facility in the first nine months of 2011;

•
an increase of $537.6 million related to lower repurchases of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in the first nine months of 2012;

•	an increase of $293.4 million related to lower repurchases of common shares in the first nine months of 2012;

•	an increase of $66.9 million related to the settlement of the written call options in the third quarter of 2011 that did not similarly occur in the third quarter of 2012;

•	an increase of $36.0 million related to lower employee withholding taxes paid on the exercise of employee share-based awards in the first nine months of 2012; and

•	an increase of $28.5 million related to the acquisition of Sanitas’ noncontrolling interest in the third quarter of 2011 that did not similarly occur in the third quarter of 2012.
Financial Assets (Liabilities)
The following table displays our net financial liability position as of September 30, 2012 and December 31, 2011:

	Maturity Date	As of September 30, 2012	As of December 31, 2011	Change
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		257,730	164,111	93,619	57
Marketable securities		—	6,338	(6,338)	(100)
Total financial assets		257,730	170,449	87,281	51

Financial liabilities:
Brazil Uncommitted Line of Credit	November 2012	(9,641)	—	(9,641)	NM
New Revolving Credit Facility	April 2016	(25,000)	(220,000)	195,000	(89)
Term Loan A Facility	April 2016	(2,108,964)	(2,185,520)	76,556	(4)
New Term Loan B Facility	February 2019	(1,265,854)	—	(1,265,854)	NM
Senior Notes:
6.50%	July 2016	(915,500)	(915,500)	—	NM
6.75%	October 2017	(498,216)	(497,949)	(267)	NM
6.875%	December 2018	(939,052)	(938,376)	(676)	NM
7.00%	October 2020	(686,552)	(686,228)	(324)	NM
6.75%	August 2021	(650,000)	(650,000)	—	NM
7.25%	July 2022	(541,108)	(540,427)	(681)	NM

5.375% Convertible Notes	August 2014	—	(17,011)	17,011	(100)
Total financial liabilities		(7,639,887)	(6,651,011)	(988,876)	15
Net financial liabilities		(7,382,157)	(6,480,562)	(901,595)	14
________________
NM — Not meaningful

On February 13, 2012, we and certain of our subsidiaries as guarantors, entered into the Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) with a syndicate of financial institutions and investors. As of that date, the Credit Agreement provided for a $275.0 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the “Revolving Credit Facility”), a $2.225 billion senior secured term loan A facility (the “Term Loan A Facility”) and a $600.0 million senior secured term loan B facility (the “Term Loan B Facility”). The Revolving Credit Facility matures on April 20, 2016 and does not amortize. The Term Loan A Facility matures on April 20, 2016 and began amortizing quarterly on March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20.0% annually commencing March 31, 2014, payable in quarterly installments. The Term Loan B Facility matures on February 13, 2019 and began amortizing quarterly on June 30, 2012 at an annual rate of 1.0%.
On June 14, 2012, we and certain of our subsidiaries, as guarantors, entered into a joinder agreement to increase the Term Loan B Facility by $600.0 million to $1.2 billion of incremental term loans. In addition, on July 9, 2012, we and certain of our subsidiaries as guarantors, entered into a joinder agreement to increase the Term Loan B Facility by an additional $100.0 million to $1.3 billion of incremental term loans (the Term Loan B Facility as so amended, the “New Term Loan B Facility”). The incremental term loans mature on February 13, 2019 and began amortizing quarterly on September 30, 2012 at an annual rate of 1.0% and have terms that are consistent with our Term Loan B Facility. As of September 30, 2012, $2,109.0 million in term loans was outstanding under the Term Loan A Facility and $1,265.9 million in term loans was outstanding under the New Term Loan B Facility.
On June 29, 2012, we distributed a notice of redemption to holders of our 5.375% Convertible Notes to redeem all of the outstanding 5.375% Convertible Notes on August 2, 2012 (the “Redemption Date”), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. On August 1, 2012, all of the outstanding 5.375% Convertible Notes were converted by holders, and on September 5, 2012, they were settled 100% in cash in the aggregate amount of $62.1 million. Immediately prior to settlement, the carrying amount of the liability component of the 5.375% Convertible Notes was $16.0 million and the estimated fair value of the liability component was $18.3 million. The difference of $2.3 million between the carrying amount and the estimated fair value of the liability component was recognized as a loss on extinguishment of debt in the three-month period ended September 30, 2012. The difference of $43.8 million between the estimated fair value of the liability component of $18.3 million and the aggregate purchase price of $62.1 million resulted in charges to additional paid-in capital and accumulated deficit of $0.2 million and $43.6 million, respectively.
In connection with the pending Medicis acquisition, we and our subsidiary, Valeant, have entered into a commitment letter, dated as of September 2, 2012, with JP Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC to provide up to $2.75 billion through a bridge loan facility. On September 11, 2012, the Company and Valeant entered into an amended and restated commitment letter with JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and other financial institutions. Subsequently, we obtained $2.75 billion in financing through a syndication of $1.0 billion in incremental term B loans under our existing senior secured credit facilities (the “Incremental Term Loan B”) and the issuance by VPI Escrow Corp., a newly formed wholly owned Delaware subsidiary of Valeant, of the 6.375% senior notes due 2020 (the “2020 Senior Notes”) in the aggregate principal amount of $1.75 billion. Consequently, the commitment under the commitment letter to provide the bridge loan facility is not expected to be utilized, but is still in place and will terminate upon the earlier of (i) the closing of the acquisition of Medicis, (ii) the abandonment or termination of an Agreement and Plan of Merger (“Merger Agreement”) with Medicis, and (iii) March 4, 2013. The proceeds from the issuance of the Incremental Term Loan B and the 2020 Senior Notes (described below) will be utilized to fund (i) the transactions contemplated by the Merger Agreement with Medicis, (ii) Medicis’ obligation to pay the conversion consideration with respect to, or repurchase of, the Medicis convertible senior notes, and (iii) transaction costs and expenses. The Incremental Term Loan B has a maturity of seven years from the date of the Medicis acquisition, will amortize quarterly at an annual rate of 1.0% and has terms that are consistent with our existing New Term Loan B Facility. Repayments of outstanding loans under the Incremental Term Loan B in connection with certain refinancings on or prior to the first anniversary date from the Medicis acquisition will require a prepayment premium of 1.0% of such loans prepaid. The Incremental Term Loan B is expected to close in the first half of 2013, concurrent with the Medicis acquisition. Refer to the discussion below for further details pertaining to the issuance of the 2020 Senior Notes.
On September 11, 2012, we and certain of our subsidiaries as guarantors, entered into a joinder agreement to increase the amount of commitments under the Revolving Credit Facility by $175.0 million to $450.0 million (the Revolving Credit Facility as so amended, the “New Revolving Credit Facility” and together with the New Term Loan B Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). As of September 30, 2012, we had $25.0 million in revolving loans outstanding under the New Revolving Credit Facility.

On September 25, 2012, our subsidiary in Brazil entered into an uncommitted unsecured line of credit with a financial institution for total availability of R$21.9 million ($10.8 million at September 30, 2012). This uncommitted line of credit expires on November 26, 2012, is renewable and bears an interest rate of the Interbank Deposit Certificate Rate plus 0.23% per month. As of September 30, 2012, we had $9.6 million of borrowings under this line of credit, with $1.2 million of remaining availability.
On October 2, 2012, we and certain of our subsidiaries, as guarantors, entered into a joinder agreement to reprice and refinance the then outstanding New Term Loan B Facility (“Repricing Transaction”) by issuance of $1.3 billion in incremental term loans (the “Repriced Term Loan B Facility”). The New Term Loan B Facility was repaid with the proceeds from the Repriced Term Loan B Facility. The applicable margin for the incremental term loans under the Repriced Term Loan B Facility is 2.25% with respect to base rate loans and 3.25% with respect to LIBO rate loans, subject to a 1.0% LIBO rate floor. The Repriced Term Loan B Facility mature on February 13, 2019 , begin amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have other terms consistent with the New Term Loan B Facility. In connection with the Repricing Transaction, we paid a prepayment premium of approximately $13.0 million, equal to 1.0% of the refinanced term loans under the New Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan B Facility in connection with certain refinancings on or prior to October 2, 2013 require a prepayment premium of 1.0% of such loans prepaid.
On October 4, 2012, VPI Escrow Corp., (the “Issuer”), a newly formed wholly owned subsidiary of Valeant issued $1,750.0 million aggregate principal amount of the 2020 Senior Notes in a private placement. The 2020 Senior Notes will mature on October 15, 2020. The 2020 Senior Notes will accrue interest at the rate of 6.375% per year, which will be payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2013. In connection with the issuance of the 2020 Senior Notes, we incurred approximately $26.3 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $1,723.7 million. The proceeds from the issuance of the 2020 Senior Notes will be utilized to fund (i) the transactions contemplated by the Merger Agreement, (ii) Medicis’ obligation to pay the conversion consideration with respect to, or repurchase of, its outstanding notes, and (iii) transaction costs and expenses in connection with the Merger Agreement. An amount equal to the gross proceeds, together with cash in an amount sufficient to fund the special mandatory redemption payment (when and if due) were deposited into a segregated escrow account and will be held as collateral security for the Issuer’s obligations in respect of the 2020 Senior Notes during the escrow period. If (1) the Medicis acquisition is not completed on or before January 15, 2013, or such later date as may be requested by us or Valeant pursuant to the escrow agreement, but in any event not later than June 3, 2013, or (2) prior to June 3, 2013, the Merger Agreement is terminated or we or Valeant determines that the Medicis acquisition will not otherwise be pursued, then the Issuer will be required to redeem the 2020 Senior Notes at 100% of the issue price, plus accrued and unpaid interest to, but excluding the redemption date. At the time of the closing of the Medicis acquisition, (1) the Issuer will merge with and into Valeant, with Valeant continuing as the surviving corporation, (2) Valeant will assume all of the Issuer’s obligations under the 2020 Senior Notes and the related indenture and (3) the funds held in escrow will be released to us and will be used to finance the Medicis acquisition as described above.
Concurrently with the offering of the 2020 Senior Notes on October 4, 2012, Valeant issued $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “6.375% Senior Notes”) in a private placement. The 6.375% Senior Notes will mature on October 15, 2020. The 6.375% Senior Notes will accrue interest at the rate of 6.375% per year, which will be payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2013. In connection with the issuance of the 6.375% Senior Notes, we incurred approximately $7.5 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $492.5 million. Valeant intends to use the net proceeds from the issuance of the 6.375% Senior Notes for general corporate purposes, including potential acquisitions.
The senior notes issued by Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $3,598.2 million and total liabilities of $1,074.5 million as of September 30, 2012, and net revenues of $660.0 million and earnings from operations of $10.8 million for the nine-month period ended September 30, 2012.
Our primary sources of liquidity are our cash flows from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations and funds available under the Senior Secured Credit Facilities will be sufficient to meet our current liquidity needs. We have no material commitments for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. In January 2012, Moody’s Investor Services (“Moody’s”) downgraded our senior secured debt rating from Baa3 to Ba1. At the same time, Moody’s reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). On September 5, 2012, following the announcement of our planned acquisition of the Medicis, Standard & Poor’s reaffirmed our Corporate Family rating (BB) and our senior unsecured debt rating (BB-). On September 13, 2012, Moody’s reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). A further downgrade would increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of September 30, 2012, we were in compliance with all of our covenants related to our outstanding debt. As of September 30, 2012, our short-term debt maturities consisted of $207.7 million, in the aggregate, in term loans outstanding under the Term Loan A Facility and the New Term Loan B Facility, due in quarterly installments and borrowings of $9.6 million under our uncommitted unsecured line of credit. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.
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
In the nine-month period ended September 30, 2011, under the Securities Repurchase Program, we repurchased $177.2 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $549.9 million.
In March 2011, under the Securities Repurchase Program, we repurchased 7,366,419 of our common shares from ValueAct Capital Master Fund, L.P. (“ValueAct”) for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of September 30, 2012, we had recorded an estimated $24.2 million receivable from ValueAct in relation to withholding taxes on the repurchase. In May 2011, a subsidiary of the Company purchased 4,498,180 of our common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, we purchased these common shares from our subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company’s board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant’s board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.
In addition, in the three-month period ended September 30, 2011, under the Securities Repurchase Program, we repurchased 1,800,000 of our common shares for an aggregate purchase price of $74.5 million. These common shares were subsequently cancelled.
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
In the nine-month period ended September 30, 2012, under the New Securities Repurchase Program, we repurchased $1.1 million principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $4.0 million.
In addition, in the nine-month period ended September 30, 2012, under the New Securities Repurchase Program, we repurchased 5,257,454 of our common shares for an aggregate purchase price of $280.7 million. These common shares were subsequently cancelled.

Since the commencement of the New Securities Repurchase Program through October 31, 2012, we have repurchased $442.5 million, in the aggregate, of our convertible notes, senior notes and common shares.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources.
The following table summarizes contractual obligations related to short-term borrowings and long-term debt, including interest as of September 30, 2012:

	Payments Due by Period
			2013	2015
	Total	2012	and 2014	and 2016	Thereafter
($ in 000s)	$	$	$	$	$
Short-term borrowings and long-term debt obligations, including interest(1)	10,293,776	171,967	1,497,372	3,122,223	5,502,214
____________________

(1)	Expected interest payments assume repayment of the principal amount of the related debt obligations at maturity.
As a result of an agreement entered in the third quarter of 2012, the future milestones that we may be required to pay with respect to the acquisition of Princeton Pharma Holdings LLC, and its wholly-owned subsidiary, Aton Pharma, Inc. in 2010, have been reduced by $190.0 million, from up to $390.0 million to up to $200.0 million. The future milestones are predominantly based upon the achievement of approval and commercial targets for a pipeline product.
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
As of October 31, 2012, we had 304,823,911 issued and outstanding common shares, which includes 1,764,540 common shares issuable in connection with the Merger. In addition, we had 9,364,746 stock options and 2,049,294 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,640,320 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 3,366,896 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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

Recently Issued Accounting Standards, Not Adopted as of September 30, 2012
In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify indefinite-lived intangible impairment testing, by allowing an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a significant impact on our financial position or results of operations.
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
These forward-looking statements relate to, among other things: the expected benefits of our acquisitions (including the Medicis acquisition) and other transactions, such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; the impact of healthcare reform; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
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

•	the challenges and difficulties associated with managing the rapid growth of our Company and a large, complex business;

•	our ability to identify, acquire and integrate acquisition targets and to secure and maintain third-party research, development, manufacturing, marketing or distribution arrangements;

•	our ability to close transactions (including the Medicis acquisition) on a timely basis or at all;

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

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, which could lead to material impairment charges;

•
the results of management reviews of our research and development portfolio, conducted periodically and in connection with certain acquisitions, the decisions from which could result in terminations of specific projects which, in turn, could lead to material impairment charges;

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this MD&A, as well as under Item 1A. of Part II of this Form 10-Q and under Item 1A. “Risk Factors” of the Company’s 2011 Form 10-K, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the 2011 Form 10-K.
Interest Rate Risk
As of September 30, 2012, we had $4,250.1 million and $3,471.5 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of September 30, 2012 was $4,480.1 million. If interest rates were to increase or decrease by 100 basis-points, the fair value of our long-term debt would decrease or increase by approximately $235.5 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $24.4 million in our consolidated statements of income (loss) and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We have a significant amount of indebtedness. Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial position, results of operations and cash flows.
Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Certain non-guarantor subsidiaries include non-U.S. subsidiaries that may be prohibited by law or other regulations from distributing funds to us and/or we may be subject to payment of repatriation taxes and withholdings. In the event that we do not receive distributions from our subsidiaries or receive cash via cash repatriation strategies for services rendered and intellectual property, we may be unable to make required principal and interest payments on our indebtedness.
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
In the three-month period ended September 30, 2012, the Company did not make any purchases of its convertible notes, senior notes or common shares under the New Securities Repurchase Program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5. Other Information

None.
Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of September 2, 2012, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Merlin Merger Sub, Inc. and Medicis Pharmaceutical Corporation, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 4, 2012, which is incorporated by reference herein.**

4.1
Fifth Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.2
Fourth Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.3
Third Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.4
Third Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.5
Sixth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.6
Fifth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.7
Fourth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.8
Fourth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.9
Indenture, dated as of October 4, 2012 (the “Escrow Corp Indenture”), by and among VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.375% Senior Notes due 2020 (the “2020 Senior Notes”), originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.10
Supplemental Indenture to the Escrow Corp Indenture, dated as of October 4, 2012, by and among VPI Escrow Corp., Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee governing the 2020 Senior Notes, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.11
Indenture, dated as of October 4, 2012 (the “Concurrent Indenture”), by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”), originally filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

10.1*
Amendment No. 1, dated March 6, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC ("GSLP") and Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. ("JPMorgan") and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

10.2
Joinder Agreement, dated July 9, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto, originally filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

10.3
Commitment Letter, dated as of September 2, 2012, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, JP Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2012, which is incorporated by reference herein.

10.4*
Amendment No. 2, dated September 10, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, GSLP and Morgan Stanley, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

10.5*
Joinder Agreement, dated as of September 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

10.6*
Amended and Restated Commitment Letter, dated as of September 11, 2012, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, JP Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC and the other agents party thereto.

10.7
Joinder Agreement, dated as of October 2, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

10.8*	Separation Agreement, dated September 13, 2012, between Valeant Pharmaceuticals International, Inc. and Rajiv De Silva.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

________________________

*	Filed herewith.

**	One or more exhibits or schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to supplementally furnish any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: November 5, 2012	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2012	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of September 2, 2012, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Merlin Merger Sub, Inc. and Medicis Pharmaceutical Corporation, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 4, 2012, which is incorporated by reference herein.**

4.1
Fifth Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.2
Fourth Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.3
Third Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.4
Third Supplemental Indenture, dated as of July 3, 2012, by and among Valeant, Valeant Pharmaceuticals Holdings (Barbados) SRL, Valeant International Bermuda, Valeant Laboratories International Bermuda, Valeant Pharmaceuticals Holdings Bermuda, Valeant Pharmaceuticals Nominee Bermuda, Valeant Pharmaceuticals Luxembourg S.à.r.l., Valeant Pharmaceuticals Ireland, and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.5
Sixth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to Indenture, dated as of September 28, 2010, among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.6
Fifth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.7
Fourth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.8
Fourth Supplemental Indenture, dated as of August 2, 2012, by and among Valeant, Orapharma, Inc., Orapharma Topco Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

4.9
Indenture, dated as of October 4, 2012 (the “Escrow Corp Indenture”), by and among VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.375% Senior Notes due 2020 (the “2020 Senior Notes”), originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.10
Supplemental Indenture to the Escrow Corp Indenture, dated as of October 4, 2012, by and among VPI Escrow Corp., Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee governing the 2020 Senior Notes, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.11
Indenture, dated as of October 4, 2012 (the “Concurrent Indenture”), by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”), originally filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

10.1*
Amendment No. 1, dated March 6, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC ("GSLP") and Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. ("JPMorgan") and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

10.2
Joinder Agreement, dated July 9, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto, originally filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

10.3
Commitment Letter, dated as of September 2, 2012, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, JP Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2012, which is incorporated by reference herein.

10.4*
Amendment No. 2, dated September 10, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, GSLP and Morgan Stanley, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

10.5*
Joinder Agreement, dated as of September 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

10.6*
Amended and Restated Commitment Letter, dated as of September 11, 2012, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, JP Morgan Chase Bank, N.A. and J.P. Morgan Securities LLC and the other agents party thereto.

10.7
Joinder Agreement, dated as of October 2, 2012, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

10.8*	Separation Agreement, dated September 13, 2012, between Valeant Pharmaceuticals International, Inc. and Rajiv De Silva.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
_____________

*	Filed herewith.

**	One or more exhibits or schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to supplementally furnish any omitted schedule or exhibit to the SEC upon request.