Form 10-K
period 2012-12-31
Valeant Pharmaceuticals International, Inc.
filed 2013-02-28
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-14956
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

CANADA State or other jurisdiction of incorporation or organization	98-0448205 (I.R.S. Employer Identification No.)
4787 Levy Street Montreal, Quebec CANADA, H4R 2P9 (Address of principal executive offices)
Registrant's telephone number, including area code (514) 744-6792
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	New York Stock Exchange, Toronto Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,315,067,000 based on the last reported sale price on the New York Stock Exchange on June 29, 2012.
The number of outstanding shares of the registrant’s common stock, as of February 22, 2013 was 305,758,623.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2013 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

TABLE OF CONTENTS

GENERAL INFORMATION

i

Basis of Presentation
General
On September 28, 2010, Biovail Corporation (“Biovail”) completed the acquisition of Valeant Pharmaceuticals International (“Valeant”) through a wholly-owned subsidiary, pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the “Merger”). In connection with the Merger, Biovail was renamed “Valeant Pharmaceuticals International, Inc.” Biovail is both the legal and accounting acquirer in the Merger. Accordingly, the pre-acquisition consolidated financial statements of Biovail are the historical financial statements of the Company going forward such that the accompanying financial statements reflect Biovail’s stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant’s business have been included in the financial statements only for periods subsequent to the completion of the Merger.
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” and “US$” are to United States dollars, references to “C$” are to Canadian dollars, references to “€” are to Euros, references to “AUD$” are to Australian dollars, references to “R$” are to Brazilian real, references to “MXN$” are to Mexican peso and references to “PLN” are to Polish zloty. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2012.
Trademarks
The following words are trademarks of our Company and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: ACANYA®, AFEXA®, ACNEFREE™, AMBI®, ANDOLEX®, ANTI-ANGIN ®, ANTIGRIPPIN™, APLENZIN®, ARESTIN®, ATRALIN®, BEDOYECTA®, BENZACLIN®, BIAFINE®, BIOVAIL®, BISOCARD™, CALADRYL®, CARAC®, CARDIOPIRIN™, CARDIZEM®, CERAVE®, CESAMET®, CLODERM®, COLD-FX®, COLDSORE-FX®, CORN HUSKERS ®, CORTAID®, DERMAGLOW®, DERMAVEEN®, DERMIK®, DIASTAT®, DIFFLAM®, DUROMINE®, DURO-TUSS®, EFUDEX®, EMERVEL®, ERTACZO®, EUCALYPTUS MA™, GLUMETZA®, LACRISERT®, LODALIS™, MACUGEN®, MELLERIL®, METERMINE®, M.V.I.®, NITOMAN®, NORGESIC®, OCEAN®, ORTHO DERMATOLOGICS®, PERLANE®, PERLANE-L®, PHOLTEX®, POTIGA™, PURPOSE® RENOVA®, RESTYLANE®, RESTYLANE-L®, RETIN-A MICRO®, RIKODEINE®, SAGE™, SCULPTRA®, SHOWER TO SHOWER ®, SOLODYN®, TAMBOCOR®, TANDENE®, TARGRETIN®, THROMBO AS™, TIAZAC®, TIMOPTIC®, TROBALT®, VALEANT®, VALEANT V & DESIGN®, VALEANT PHARMACEUTICALS & DESIGN®, VANOS®, XENAZINE®, XENAZINA®, ZIANA®, and ZYCLARA®.
WELLBUTRIN®, WELLBUTRIN® XL, WELLBUTRIN XL® and ZOVIRAX® are trademarks of The GlaxoSmithKline Group of Companies and are used by us under license. ULTRAM® is a trademark of Ortho-McNeil, Inc. (now known as PriCara, a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc.) and is used by us under license. MVE® is a registered trademark of Healthpoint, Ltd. and is used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. VISUDYNE® is a registered trademark of Novartis Pharma AG and is used by us under license. DYSPORT® is a registered trademark of Ipsen Biopharm Limited and is used by us under license. MONOPRIL®, CEFZIL®, DURACEF® and MEGACE® are registered trademarks of Bristol-Myers Squibb Company and are used by us under license.
In addition, we have filed trademark applications for many of our other trademarks in the U.S., Canada and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.
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

•	the introduction of generic competitors of our brand products;

•	the introduction of products that compete against our products that do not have patent or data exclusivity rights, which products represent a significant portion of our revenues;

•	the challenges and difficulties associated with managing the rapid growth of our Company and a large, complex business;

•	our ability to identify, acquire, close and integrate acquisition targets successfully and on a timely basis;

•	our ability to secure and maintain third-party research, development, manufacturing, marketing or distribution arrangements;

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisition of Medicis), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

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

•	interest rate risks associated with our floating debt borrowings;

•	the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets;

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in Central and Eastern European and other countries in which we do business;

•
economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

•	the outcome of legal proceedings, investigations and regulatory proceedings;

•	the risk that our products could cause, or be alleged to cause, personal injury, leading to potential lawsuits and/or withdrawals of products from the market;

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, Health Canada and European, Asian, Brazilian and Australian regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

•	the results of continuing safety and efficacy studies by industry and government agencies;

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

•
the availability and extent to which our products are reimbursed by government authorities and other third party payors, as well as the impact of obtaining or maintaining such reimbursement on the price of our products;

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price of our products in connection therewith;

•	the impact of price control restrictions on our products, including the risk of mandated price reductions;

•	our ability to retain, motivate and recruit executives and other key employees;

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as factors impacting the commercial success of our currently marketed products, which could lead to material impairment charges;

•
the results of management reviews of our research and development portfolio, conducted periodically and in connection with certain acquisitions, the decisions from which could result in terminations of specific projects which, in turn, could lead to material impairment charges;

•	our ability to obtain components, raw materials or finished products supplied by third parties and other manufacturing and supply difficulties and delays;

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•	declines in the pricing and sales volume of certain of our products that are distributed by third parties, over which we have no or limited control;

•	the seasonality of sales of certain of our products;

•
compliance with, or the failure to comply with, health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and pricing practices, worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide environmental laws and regulation and privacy and security regulations;

•	the impacts of the Patient Protection and Affordable Care Act and other legislative and regulatory healthcare reforms in the countries in which we operate; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

        Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. “Risk Factors”, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes.

PART I
Item 1.    Business
Biovail Corporation (“Biovail”) was formed under the Business Corporations Act (Ontario) on February 18, 2000, as a result of the amalgamation of TXM Corporation and Biovail Corporation International. Biovail was continued under the Canada Business Corporations Act (the “CBCA”) effective June 29, 2005. On September 28, 2010 (the “Merger Date”), Biovail completed the acquisition of Valeant Pharmaceuticals International (“Valeant”) through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of June 20, 2010, with Valeant surviving as a wholly-owned subsidiary of Biovail (the “Merger”). In connection with the Merger, Biovail was renamed “Valeant Pharmaceuticals International, Inc.” The accompanying financial statements reflect Biovail’s stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant’s business have been included in the financial statements only for periods subsequent to the completion of the Merger.
Unless the context indicates otherwise, when we refer to “we”, “us”, “our” or the “Company” in this Annual Report on Form 10-K (“Form 10-K”), we are referring to Valeant Pharmaceuticals International, Inc. and its subsidiaries on a consolidated basis.
Introduction
We are a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products and medical devices. Our specialty pharmaceutical and over-the-counter (“OTC”) products are marketed under brand names and are sold in the United States (“U.S.”), Canada, Australia and New Zealand, where we focus most of our efforts on products in the dermatology and neurology therapeutic classes. We also have branded generic, branded, and OTC operations in Central and Eastern Europe, Latin America, Southeast Asia and South Africa.
Business Strategy
Our strategy is to focus the business on core geographies and therapeutic classes, manage pipeline assets either internally or through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, debt repurchases and repayments, and share buybacks. We believe this strategy will allow us to improve both the growth rate and profitability of the Company and to enhance shareholder value.
Our low risk research and development model is one key element to this business strategy. It will allow us to progress certain development programs to drive future commercial growth, while minimizing our research and development expense. This will be achieved in four ways:

•	focusing our efforts on niche therapeutic areas such as dermatology, podiatry, ophthalmology and life-cycle management programs for currently marketed products;

•	acquiring dossiers and registrations for branded generic products, which require limited manufacturing start-up and development activities;

•	selling internal development capabilities to third parties, thereby allowing higher utilization and infrastructure cost absorption; and

•	structuring partnerships and collaborations so that our partners share development costs.
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
In addition, we have an established portfolio of specialty pharmaceutical, branded generic and OTC products with a focus in the dermatology therapeutic areas. We believe dermatology is particularly attractive given that many of the products are:

•	generally relatively small on an individual basis (with the exception of Solodyn® and Zovirax®), and therefore not the focus of larger pharmaceutical companies;

•
often topical treatments and, therefore, subject to less generic competition. Topical treatments generally require full clinical trials and not just bioequivalence tests before generics can enter the market; and

•	marked by a higher self-pay component than other therapeutic areas, so that they are not as dependent on increasing reimbursement pressures.
Acquisitions and Dispositions
We have completed several transactions to expand our product portfolio including, among others, the following acquisitions of businesses and product rights in 2012: Medicis Pharmaceutical Corporation (“Medicis”), OraPharma Topco Holdings, Inc. (“OraPharma”), certain assets from Johnson & Johnson Consumer Companies, Inc. (“J&J North America” and “J&J ROW”), certain assets from QLT Inc. and QLT Ophthalmics, Inc. (collectively “QLT”), certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), certain assets from Atlantis Pharma (“Atlantis”), certain assets from Gerot Lannach, and Probiotica Laboratorios Ltda. (“Probiotica”). In addition, in February 2013, we acquired Natur Produkt International, JSC (“Natur Produkt”), as well as certain assets from Eisai Inc. (“Eisai”).
In connection with the acquisition of Dermik in December 2011, we were required by the Federal Trade Commission (“FTC”) to divest 1% clindamycin and 5% benzoyl peroxide gel, a generic version of BenzaClin®, and 5% fluorouracil cream, an authorized generic of Efudex®. We completed the divestiture of these products in February 2012.
For more information regarding our acquisitions and dispositions, see note 3, note 4 and note 27 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Segment Information
As a result of the acquisition of iNova in December 2011, we began operating in five new territories: Malaysia, Philippines, Singapore, Hong Kong and South Africa, with a distribution business in Thailand, Taiwan and some sub-Saharan Africa markets. iNova also distributes through partners in China, Korea and Japan. Consequently, our Chief Executive Officer (“CEO”), who is our Chief Operating Decision Maker (“CODM”), began to manage the business differently, which necessitated a realignment of the segment structure, effective in the first quarter of 2012. Pursuant to this change, we now have four reportable segments: (i) U.S. Dermatology, (ii) U.S. Neurology and Other, (iii) Canada and Australia and (iv) Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. Comparative segment information for 2012, 2011 and 2010 is presented in note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Our current product portfolio comprises approximately 1,100 products, with approximately 7,300 stock keeping units (“SKUs”). In 2012, 2011 and 2010, global Wellbutrin XL® represented 7%, 9% and 21%, respectively, and Zovirax® represented 7%, 8% and 14%, respectively, of our consolidated revenues. We anticipate a continuing decline in Wellbutrin XL® product sales due to generic erosion. However, the rate of decline is expected to decrease in the future, and this brand is expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions. We anticipate that Zovirax® may also continue to decline as a percentage of consolidated revenues in the future as a result of revenue growth from acquisitions. In addition, in the U.S., Zovirax® does not currently have generic competition, but is not protected by patent or regulatory exclusivity.
U.S. Dermatology
The U.S. Dermatology segment generates revenues from pharmaceutical and OTC products, and alliance and contract service revenues, in the areas of dermatology and topical medication, aesthetics (including medical devices), dentistry, ophthalmology and podiatry. These pharmaceutical products are marketed and sold primarily through wholesalers and to a lesser extent through retail and direct-to-physician channels.
Dermatology Products — Our principal dermatology products are:

•
Zovirax® Ointment is a topical formulation of a synthetic nucleoside analogue which is active against herpes viruses. Each gram of Zovirax® Ointment contains 50 mg of acyclovir in a polyethylene glycol base. This product is indicated for the management of initial genital herpes and in limited non-life threatening mucocutaneous herpes simplex infections in immuno-compromised patients. Zovirax® Cream was approved by the FDA in December 2002 and launched by Biovail in July 2003. Zovirax® Cream is indicated for the treatment of recurrent herpes labialis (cold sores) in adults and adolescents (12 years of age and older). Pursuant to a distribution rights agreement, GSK provided us with Zovirax® products for the U.S. This distribution rights agreement terminated in February 2011 with our acquisition of the U.S. rights to non-ophthalmic topical formulations of Zovirax® from GSK. We entered into a new supply agreement and trademark license with GSK for the U.S in 2011.

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

•
Retin-A Micro® (tretinoin gel) microsphere, 0.04%/0.1% Pump, is an oil-free prescription-strength acne treatment proven to start clearing skin in as little as two weeks after the start of treatment, with full results seen after seven weeks of treatment.

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

•
Carac® (fluorouracil cream) Cream, 0.5%, is a once daily formulation of fluorouracil cream which is indicated for the topical treatment of multiple actinic or solar keratoses of the face and anterior scalp, a type of precancerous lesion.

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

•
Sculptra® and Sculptra® Aesthetic is an injectable implant containing microparticles of poly-L-lactic acid (PLLA), a biocompatible, biodegradable, synthetic polymer from the alpha-hydroxy-acid family, carboxymethylcellulose (USP), non-pyrogenic mannitol (USP) and sterile water for injection (USP). Sculptra® is intended for restoration and/or correction of the signs of facial fat loss (lipoatrophy) in people with human immunodeficiency virus. Sculptra® Aesthetic is indicated for use in immune-competent people as a single regimen for correction of shallow to deep nasolabial fold contour deficiencies and other facial wrinkles in which deep dermal grid pattern (cross-hatch) injection technique is appropriate.

•
Atralin® gel is an aqueous gel containing micronized tretinoin (0.05%) approved for once daily treatment of acne vulgaris in patients 10 years and older. Atralin® has been demonstrated to reduce both inflammatory and non-inflammatory acne lesions and contains ingredients (hyaluronic acid, collagen and glycerin) known to moisturize and hydrate the skin.

As part of the acquisition of Medicis in December 2012, we now market the following dermatology products:

•	Solodyn® is a prescription oral antibiotic (minocycline) approved to treat only the red, pus-filled pimples of moderate to severe acne in patients 12 years of age and older.

•	Zyclara® is a prescription medication (imiquimod) cream for use on the skin (topical) to treat actinic keratosis (AK) of the full face or balding scalp in adults with normal immune function.

•	Ziana® is a lincosamide antibiotic and retinoid combination product indicated for the topical treatment of acne vulgaris in patients 12 years of age or older.

•
Vanos® is a prescription corticosteroid (fluocinonide) cream for the relief of the inflammatory and pruritic manifestations of corticosteroid responsive dermatoses in patients 12 years of age or older.

•
Restylane® family of products (Restylane®/Restylane-L®/Perlane®/Perlane-L®) is a range of hyaluronic acid-based injectable implant dermal fillers. These products can be used individually to add volume and fullness to the skin to correct moderate to severe facial wrinkles and folds, such as nasolabial folds. Restylane® is also FDA-approved for lip enhancement in patients over 21 years of age, and is uniquely formulated to provide fullness and definition to the lips.

•	Dysport® is a prescription injection neurotoxin (abobotulinumtoxinA) for temporary improvement in the look of moderate to severe glabellar lines in adults less than 65 years of age.
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

•	AcneFree™ is a range of OTC cleansers and acne treatments containing benzoyl peroxide and salicylic acid.
Dentistry Products (oral health) — Our principal dentistry products are:

•
Arestin® (minocycline hydrochloride) was acquired in June 2012 as part of our acquisition of OraPharma. Arestin® is a subgingival sustained-release product containing the antibiotic minocycline hydrochloride incorporated into a bioresorbable polymer. Arestin® is indicated as an adjunct to scaling and root planing (SRP) procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP.

•
In November, 2012, we acquired from KLOX Technologies (“KLOX”) the global rights to KLOX’s in-office Teeth Whitening System, as well as an at-home use Teeth Whitening Pen. The in-office system, to be called EZ White™ Pro is a professional in-office teeth whitening system. The at-home whitening pen, to be called EZ White™ Pen, is designed to be utilized for independent use or as supplemental to the in-office whitening system for teeth whitening maintenance requirements.

Ophthalmology Products — Our principal ophthalmology products are:

•
Timoptic® (timolol maleate ophthalmic solution) is a prescription product that comes in several forms and strengths and is indicated for the treatement of elevated intraocular pressure in patients with ocular hypertension or open-angle glaucoma.

•	Lacrisert® (hydroxypropyl cellulose ophthalmic insert) is a prescription product indicated for the treatment of moderate to severe dry eye.

•
Macugen® (pegaptanib sodium injection) is a prescription product indicated for the treatement of wet age-related macular degeneration. We acquired this product through the acquisition of Eyetech, Inc. in 2012. Macugen® is dosed via intraocular injection.

•
Visudyne® (verteporfin for injection) is a prescription product indicated for the treatment of patients with predominantly classic subfoveal choroidal neovascularization due to age-related macular degeneration, pathologic myopia or presumed ocular histoplasmosis. We acquired this product from QLT in September 2012. Visudyne® is dosed via intravenous infusion and is activated with a laser (photodynamic therapy) operated by an ophthalmologist.

U.S. Dermatology Service and Alliance Revenue — We generate alliance revenue and service revenue from the licensing of dermatological products and from contract services in the areas of dermatology and topical medication. Alliance revenue within our U.S. Dermatology segment included profit sharing payments from the sale of a 1% clindamycin and 5% benzoyl peroxide gel product (“IDP-111”) by Mylan Pharmaceuticals, Inc. (“Mylan”), and royalties from patent-protected formulations developed by our Dow Pharmaceutical Sciences, Inc. subsidiary and licensed to third parties. As described above, in connection with the Dermik acquisition in December 2011, we were required by the FTC to divest IDP-111. On February 3, 2012, we divested IDP-111 to Mylan and, as a result, we no longer receive royalties on sales by Mylan of IDP-111 made after February 3, 2012. Contract services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling and regulatory affairs.
U.S. Neurology and Other
The U.S. Neurology and Other segment generates revenues from pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired. These pharmaceutical products are marketed and sold primarily through wholesalers.
Neurology and Other Products — our principal neurology and other products are:

•
Wellbutrin XL®, an extended-release formulation of bupropion indicated for the treatment of major depressive disorder in adults, was launched in the U.S. in September 2003 by an affiliate of GlaxoSmithKline LLC (the entities within The Glaxo Group of Companies are referred to throughout as “GSK”). Pursuant to a manufacturing-and-supply agreement then in effect with GSK, Biovail received a tiered supply price based on GSK’s net sales of Wellbutrin XL®. In May 2009, Biovail acquired the full U.S. commercialization rights to Wellbutrin XL® from GSK.

•
Xenazine® is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck Inc. under an exclusive marketing, distribution and supply agreement for an initial term of 15 years.

U.S. Neurology and Other Alliance Revenue — We generate alliance revenue from the licensing of various products we developed or acquired.

Canada and Australia
The Canada and Australia segment generates product revenues from pharmaceutical and OTC products sold in Canada, Australia, and New Zealand. These pharmaceutical products are marketed and sold primarily through wholesalers and to a lesser extent through retail and direct-to-physician channels.
Canada — our principal products sold in the Canadian market are:

•
Tiazac® XC is a calcium channel blocker (“CCB”) used in the treatment of hypertension and angina. Tiazac® XC is a once-daily formulation of diltiazem that delivers smooth blood pressure control over a 24-hour period. As a non-dihydropyridine CCB, Tiazac® XC provides specific renal protective benefits, as well as blood pressure reduction, which is particularly important for diabetic hypertensive patients. Our generic version of Tiazac® XC is distributed in Canada by Teva Canada.

•	Wellbutrin® XL is a once-daily formulation of bupropion developed by Biovail that is approved for the treatment of major depressive illness and the prevention of seasonal major depressive illness.

•	a dermatology and aesthetics portfolio, which includes Zovirax®, Benzaclin®, and Penlac®.
OTC Products — our principal OTC product in Canada is:

•
Cold-FX® is a highly purified ChemBioPrint product derived from the roots of North American ginseng (Panax quinquefolius). Each capsule contains 200 mg or 300 mg of CVT-E002, a unique extract of polysaccharides that has been shown in laboratory and clinical studies to strengthen the immune system.

Australia — our principal products sold in the Australian market are:

•	Duromine®/Metermine® are prescription weight loss drugs that act through appetite suppression. Duromine®/Metermine® contain the active ingredient, phentermine, in a once daily formulation.

•
Cough and Cold OTC product ranges — we market a range of OTC products in the Australian market that relieve painful conditions of the mouth and throat and also a range of products that provide relief of dry cough and chest congestion sold under the brand names Difflam®, Duro-Tuss® and Rikodeine®, respectively.

•	Difflam® is a market leading product range of lozenges, sprays and gargles for the treatment of sore throats and other painful mouth conditions.

•	Duro-Tuss® and Rikodeine® are market leading products consisting of lozenges and syrups for the treatment of dry cough and chest congestion.
OTC Skin Products — our principal OTC skin products in Australia include Dermaveen®, a therapeutic skincare range for dry, itchy or sensitive skin using colloidal oatmeal.
Emerging Markets
The Emerging Markets segment generates product revenues from branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where we distribute and market branded, patented products under long-term, renewable contracts). Products are sold primarily in Europe, Latin America, South Africa and Asia.
Europe — The Emerging Markets segment generates revenues in more than 20 countries in Central and Eastern Europe. Products are sold primarily in Poland, Serbia, and Russia. Our strategy is to develop and commercialize modern, high value-added branded generics and OTC products which represent a quality, affordable alternative to brand name counterparts. Our European products are sold largely under the Valeant umbrella brand, although in those countries where the brand names of legacy companies still resonate with healthcare professionals and consumers, we have chosen for certain products to retain on our packaging the logos of some of the historical companies that make up Valeant Europe — ICN Polfa (Poland), PharmaSwiss (Serbia), Sanitas (Lithuania) and Jelfa (Poland and Russia).
In March 2012, we acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (“CIS”) countries, including Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin. In the second half of 2012, we also acquired several well-developed OTC products for the Polish market.
Our combined European branded generics business now covers a broad range of treatments, including antibiotics, treatments for cardiovascular and neurological diseases, dermatological products and diabetic therapies among many others, as well as a broad range of various OTC products. We have significantly strengthened our presence in OTC markets and from a geographical footprint perspective in Russia and CIS countries. Our largest products are Bisocard™, a Beta-blocker that is indicated to treat hypertension and angina pectoris, Thrombo AS™ and Cardiopirin™ (low dose aspirin) and Monopril® (fosinopril).
Latin America — The Emerging Markets segment generates revenues from branded generic pharmaceutical products and OTC products in Mexico and Brazil and exports out of Mexico to other Latin American markets. Our branded generic and generic products in Mexico and Brazil are developed when patents or other regulatory exclusivity no longer protect an originator’s brand product. Our branded generic products in Mexico are primarily marketed in this region to physicians and pharmacies through sales professionals under the Grossman, Valeant, and Tecnofarma brands. Our Tecnofarma generic portfolio is primarily sold through Mexico’s Government Health Care System, which awards its business through a tender process. In May 2012, we acquired certain assets from Atlantis, including products in gastro, analgesics and anti-inflammatory therapeutic categories.
Our portfolio in Mexico and Brazil covers a broad range of therapeutic classes including vitamin deficiency, antibacterials and dermatology. In Mexico, our largest product is Bedoyecta®, a brand of vitamin B complex (B1, B6 and B12 vitamins) products. Bedoyecta® products act as energy improvement agents for fatigue related to age or chronic diseases, and as nervous system maintenance agents to treat neurotic pain and neuropathy. Bedoyecta® is sold in an injectable form, as well as in a tablet form, in Mexico and has strong brand recognition in Mexico. Our second largest product, M.V.I.®, multi-vitamin infusion, is a hospital dietary supplement used in treating trauma and burns.
In Brazil, our primary pharmaceutical products include a generic product which contains Isotretinoine Soft Capsules used in treating acne, Melleril®, an anti-psychotic product used in treating anxiety, depression, and other related disorders, and Tandene®, which contains acetaminophen used in treating fever, headaches, and other minor aches and pains. Our branded generic products in Brazil are primarily marketed to pharmacies and wholesalers. In addition, in February 2012, we acquired Probiotica, a company that markets a line of OTC sports nutrition products and other food supplements in Brazil. Probiotica’s primary brands include Monster Extreme Black™, containing amino acids, proteins, minerals, carbohydrates and caffeine, providing energy and muscle strength, and 100% Pure Whey™, containing concentrated whey protein, amino acids and prebiotic formula, recommended to build and recover muscles.
South Africa — our principal products sold in South Africa are:

•	Duromine® is a prescription weight loss drug that act through appetite suppression. Duromine® contains the active ingredient, phentermine, in a once daily formulation.

•
Cough and Cold OTC product ranges — we market a range of OTC products that relieve painful conditions of the mouth and throat and also a range of products that provide relief of coughs sold under the brand names Andolex® and Pholtex®, respectively.

•	Andolex® is a market leading product range of lozenges, sprays and gargles for the treatment of sore throats and other painful mouth conditions.

•	Pholtex® is a market leading products consisting of syrups for the treatment of dry and chesty cough.
Asia — our principal products sold in Asia are:

•
Cough and Cold OTC product ranges — we market a range of prescription and OTC products that relieve painful conditions of the mouth and throat and also a range of products that provide relief of coughs sold under the brand names Difflam® and Duro-Tuss®, respectively.

•	Difflam® is a product range of lozenges, sprays and gargles for the treatment of sore throats and other painful mouth conditions.

•	Duro-Tuss® is a product range consisting of syrups for the treatment of dry cough and chest congestion.

•
Tambocor® is a prescription medicine indicated for life-threatening ventricular tachycardia or ventricular fibrillation, and for the treatment of refractory supraventricular tachycardia. Tambocor® contains the active ingredient flecainide acetate.

•	Norgesic® is a prescription medicine for the treatment of muscle spasms and tension headaches. It contains the active ingredient orphenadrine and paracetamol.
Planned Change in Segment Structure
With the acquisition of Medicis in December 2012, we will manage our business differently beginning in 2013. As a result, effective in 2013, we will have two operating segments: Developed Markets and Emerging Markets. Developed Markets

will include our U.S. promoted and neurology/other businesses, as well as our Canada and Australia businesses. Emerging Markets will include our Latin America, Central and Eastern Europe, and Southeast Asia/South Africa businesses.
For detailed information regarding the revenues, operating profits and identifiable assets attributable to our segments, see note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Collaboration Agreements
See note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding our License and Collaboration Agreement with GSK, joint ventures with Meda AB, collaboration and option agreements with Bristol-Myers Squibb Company and collaboration agreements assumed in connection with the Medicis acquisition.
Research and Development
Our research and development organization focuses on the development of products through clinical trials. We currently have (or had during 2012) a number of compounds in clinical development including: ezogabine/retigabine, Luliconazole, Metronidazole 1.3%, IDP-108, IDP-118 and certain life-cycle management projects. Our research and development expenses for the years ended December 31, 2012, 2011 and 2010 were $79.1 million, $65.7 million and $68.3 million, respectively, excluding impairment charges.
As of December 31, 2012, approximately 400 employees (including regulatory affairs and quality assurance employees) were involved in our research and development efforts.
For more information regarding our products in clinical development, see Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Products in Development” of this Form 10-K.
Trademarks, Patents and Proprietary Rights
Trademarks
We believe that trademark protection is an important part of establishing product and brand recognition. We own a number of registered trademarks and trademark applications. U.S. federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce.
Data and Patent Exclusivity
We rely on a combination of regulatory and patent rights to protect the value of our investment in the development of our products.
A patent is the grant of a property right which allows its holder to exclude others from, among other things, selling the subject invention in, or importing such invention into, the jurisdiction that granted the patent. In the U.S., Canada and the European Union, patents expire 20 years from the date of application. We have obtained, acquired or in-licensed a number of patents and patent applications covering key aspects of our principal products. However, we do not consider any single patent material to our business as a whole.
In the U.S., the Hatch-Waxman Act provides nonpatent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in a New Drug Application (“NDA”). The FDA is prohibited during those five years from approving a generic, or ANDA, that references the NDA. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA. However, the NDA applicant would be required to conduct its own pre-clinical, adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.
A similar data exclusivity scheme exists in the European Union, whereby only the pioneer drug company can use data obtained at the pioneer’s expense for up to eight years from the date of the first approval of a drug by the European Medicines Agency (“EMA”) and no generic drug can be marketed for ten years from the approval of the innovator product. Under both the U.S. and the European Union data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy. Canada employs a similar regulatory regime.
Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a disease or condition that affects populations of fewer than 200,000 individuals in the U.S. or a disease whose incidence rates number more than 200,000 where the sponsor establishes that it does not realistically anticipate that its product sales will be sufficient to recover its costs. The sponsor that obtains the first marketing approval for a designated orphan drug for a given rare disease is eligible to receive marketing exclusivity for use of that drug for the orphan indication for a period of seven years.

Proprietary Know-How
We also rely upon unpatented proprietary know-how and technological innovation in the development and manufacture of many of our principal products.
Government Regulations
Government authorities in the U.S., at the federal, state and local level, in Canada and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, promotion, storage, advertising, distribution, marketing and export and import of pharmaceutical products and medical devices. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. FDA approval must be obtained in the U.S., approval of Health Canada must be obtained in Canada, EMA approval must be obtained for countries that are part of the European Union and approval must be obtained from comparable agencies in other countries prior to marketing or manufacturing new pharmaceutical products or medical devices for use by humans. Regulation by other federal agencies, such as the Drug Enforcement Administration (“DEA”), and state and local authorities in the United States, and by comparable agencies in certain foreign countries, is also required. The FTC, the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended (“FDCA”) and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on the product in certain other jurisdictions.
Manufacturers of drug products and medical devices are required to comply with manufacturing regulations, including current good manufacturing regulations enforced by the FDA and Health Canada and similar regulations enforced by regulatory agencies outside the U.S. and Canada. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate.
We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, Federal and Provincial marketing regulation in Canada and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.
Environmental Regulation
We are subject to national, state and local environmental laws and regulations, including those governing the handling and disposal of hazardous wastes, wastewater, solid waste and other environmental matters. Our development and manufacturing activities involve the controlled use of hazardous materials.
Marketing and Customers
Our four major geographic markets by country are: the U.S., Canada, Poland and Australia.
The following table identifies external customers that accounted for 10% or more of our total revenue during the year ended December 31, 2012:

Percentage of Total Revenue 2012
McKesson Corporation	20%
Cardinal Health, Inc.	20%
No other customer generated over 10% of our total revenues.
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
Competition
Competitive Landscape for Products and Products in Development
Our competitors include specialty and large pharmaceutical companies, biotechnology companies, OTC companies and generic manufacturers, both in the U.S., Canada and abroad. The dermatology competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors. Our competitors are pursuing the development and/or acquisition of pharmaceuticals and OTC products that target the same diseases and conditions that we are targeting in dermatology, neurology and other therapeutic areas. Academic and other research and development institutions may also develop products or technologies that compete with our products, which technologies and products may be acquired or licensed by our competitors.
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
A number of our products already face generic competition, including Wellbutrin XL®, Ultram® ER and Diastat®, all of which had generic competitors during 2012. In March 2012, a generic version of Cesamet® was introduced by a competitor in Canada.
With the expiration of the last patent covering the Cardizem® CD 360mg SKU, we anticipate increased generic competition for this dosage strength of this product, which currently only has one approved generic competitor.
In the U.S., Zovirax® does not currently have generic competition, but is not protected by patent or regulatory exclusivity. Given the FDA’s draft guidance on acyclovir ointment, which would permit the approval by the FDA of an ANDA for acyclovir ointment referencing Zovirax® ointment on the basis of in vitro studies only, and the FDA’s denial of our Citizen's Petition with respect thereto, we anticipate that we may face increased generic competition for this product.
In addition, for a number of our products, we have commenced infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See note 24 of notes to consolidated financial statements in Item 15 of this Form 10-K for additional details regarding such potential infringement proceedings.
Manufacturing
We currently operate 16 manufacturing plants worldwide. All of our manufacturing facilities that require certification from the FDA, Health Canada or foreign agencies have obtained such approval.
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
Products representing the majority of our product sales are produced by third party manufacturers under toll manufacturing arrangements.

In some cases, the principal raw materials, including active pharmaceutical ingredient, used by us (or our third party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredient and other raw materials are currently available from a single source and others may in the future become available from only one source. In addition, in some cases, only a single source of such active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. Any disruption in the supply of any such active pharmaceutical ingredient or other raw material or an increase in the cost of such material could adversely impact our ability to manufacture such products, the ability of our third party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient or other raw materials by carrying additional inventories or, where possible, developing second sources of supply.
Employees
As of December 31, 2012, we had approximately 7,000 employees. These employees included approximately 3,300 in production, 2,700 in sales and marketing, 400 in research and development and 600 in general and administrative positions. Collective bargaining exists for some employees in a number of markets. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Product Liability Insurance
We have product liability insurance to cover damages resulting from the use of our products. We have in place clinical trial insurance in the major markets where we conduct clinical trials.
Seasonality of Business
Historically, revenues from our business tend to be weighted slightly toward the second half of the year.  This trend is driven by the third quarter “back to school” period which impacts demand for certain of our dermatology products.  Further, sales in the fourth quarter tend to be higher based on the purchasing patterns of our customer base.  However, as we continue our strategy of selective acquisitions to expand our product portfolio, there are no assurances that these historical trends will continue in the future.
Geographic Areas
A significant portion of our revenues is generated from operations or otherwise earned outside the U.S. and Canada. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see Item 1A., Risk Factors in this Form 10-K.
See note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding revenues by geographic area.
A material portion of our revenue and income is earned in Bermuda, Ireland, Luxembourg and Switzerland, which have low tax rates. See Item 1A., Risk Factors in this Form 10-K relating to tax rates.
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
We are also required to file reports and other information with the securities commissions in all provinces in Canada. You are invited to read and copy any reports, statements or other information, other than confidential filings, that we file with the provincial securities commissions. These filings are also electronically available from the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”) (http://www.sedar.com), the Canadian equivalent of the SEC’s electronic document gathering and retrieval system.

Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

Item 1A.    Risk Factors
Our business, operations and financial condition are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including those risks set forth under the heading entitled “Forward-Looking Statements”, and in other documents that we file with the SEC and the CSA, before making any investment decision with respect to our securities. If any of the risks or uncertainties actually occur or develop, our business, financial condition, results of operations and future growth prospects could change. Under these circumstances, the market value of our securities could decline, and you could lose all or part of your investment in our securities.
Competitive Risks
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
We have faced generic competition in the past and expect to face additional generic competition in the future. Generic competition of our products could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Upon the expiration or loss of patent protection for our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic competitor of a generic version of our products, we can lose a significant portion of sales of that product in a very short period, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Products representing a significant amount of our revenue are not protected by patent or data exclusivity rights or are nearing the end of their exclusivity period.
A significant number of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights or are protected by patents that will be expiring in the near future. These products represent a significant amount of our revenues. Without exclusivity protection, competitors face fewer barriers in introducing competing products. The introduction of competing products could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Acquisition-related Risks
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
If an acquisition is consummated (such as our recent acquisition of Medicis), the integration of the acquired business, product or other assets into our company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

•	integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products;

•	coordinating geographically dispersed organizations;

•	distracting management and employees from operations;

•	retaining existing customers and attracting new customers; and

•	managing inefficiencies associated with integrating the operations of the Company.
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
Tax-related Risks
Our effective tax rates may increase.
We have operations in various countries that have differing tax laws and rates. Our tax reporting is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting will be, and the historic tax reporting of each of Valeant and Biovail is, subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income earned among the different jurisdictions in which we operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which we operate; changes in our eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in a substantial increase in the effective tax rate on all or a portion of our income.
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
Debt-related Risks
We have incurred significant indebtedness, which indebtedness may restrict the manner in which we conduct business and limit our ability to implement elements of our growth strategy.
We have incurred significant indebtedness, primarily in connection with our acquisitions (including our acquisition of Medicis). We may also incur additional long-term debt and working capital lines of credit to meet future financing needs which, subject to certain restrictions under our indebtedness, would increase our total debt. This indebtedness may restrict the manner in which we conduct business and limit our ability to implement elements of our growth strategy, including with respect to:

•	limitations on our ability to obtain additional debt financing on favorable terms or at all;

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
In January 2012, Moody’s Investor Services (“Moody’s”) downgraded our senior secured debt rating from Baa3 to Ba1. At the same time, Moody’s reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). On September 5, 2012, following the announcement of our planned acquisition of Medicis, Standard & Poor’s reaffirmed our Corporate Family rating (BB) and our senior unsecured debt rating (BB-). On September 13, 2012, Moody’s reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). Increased debt levels could result in further ratings pressure. A further downgrade would increase our cost of borrowing and may negatively affect our ability to raise additional debt capital.
To service our debt, we will be required to generate a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
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
We are exposed to risks related to interest rates.
Our Credit Facility bears interest based on U.S. dollar London Interbank Offering Rates, or U.S. Prime Rate, or Federal Funds effective rate. Thus, a change in the short-term interest rate environment could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. As of December 31, 2012, we do not have any outstanding interest rate swap contracts.
Risks related to the International Scope of our Business

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.
We conduct a significant portion of our business outside the U.S. and Canada and, in light of our growth strategy, we anticipate continuing to expand our operations into new countries, including emerging markets. We sell our pharmaceutical products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the U.S. Foreign Corrupt Practices Act, or FCPA;

•	price and currency exchange controls;

•	credit market uncertainty;

•	political and economic instability;

•	compliance with multiple regulatory regimes;

•	differing degrees of protection for intellectual property;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	new export license requirements;

•	adverse changes in tariff and trade protection measures;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	restrictive governmental actions;

•	possible nationalization or expropriation;

•	restrictions on the repatriation of funds;

•	difficulties with licensees, contract counterparties, or other commercial partners; and

•	differing local product preferences and product requirements.
Any of these factors, or any other international factors, could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Due to the large portion of our business conducted in currency other than U.S. dollars, we have significant foreign currency risk.
We face foreign currency exposure on the translation into U.S. dollars of the financial results of our operations in Poland and other Eastern European countries, Canada, Australia, Latin America and Southeast Asia. Where possible, we manage foreign currency risk by managing same currency revenue in relation to same currency expenses. As a result, both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. In addition, the repurchase of principal under our U.S. dollar denominated debt may result in foreign exchange gains or losses for Canadian income tax purposes. One half of any foreign exchange gains or losses will be included in our Canadian taxable income. Any foreign exchange gain will result in a corresponding reduction in our available Canadian Non-Capital Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances.
The general business and economic conditions in the U.S., Canada, Central and Eastern Europe, Australia, Latin America and other countries in which we conduct business could have a material adverse impact on our liquidity and capital resources, revenues and operating results, which could cause the market value of our common stock to decline.
We may be impacted by general economic conditions and factors over which we have no control, such as changes in inflation, interest rates and foreign currency rates, lack of liquidity in certain markets and volatility in capital markets. Similarly, adverse economic conditions impacting our customers or uncertainty about global economic conditions could cause purchases of our products to decline, which would adversely affect our revenues and operating results. Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending. Any failure to attain our projected revenues and operating results as a result of adverse economic or market conditions could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Employment-related Risks
We must continue to retain, motivate and recruit executives and other key employees, and failure to do so could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
We must continue to retain, motivate and recruit executives, including our Chief Executive Officer, J. Michael Pearson, and other key employees. A failure by us to retain and motivate executives and other key employees could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Risks related to Legal Proceedings
We may become involved in infringement actions which are uncertain, costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
The pharmaceutical industry historically has generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. We may also become subject to infringement claims by third parties and may have to defend against charges that we violated patents or the proprietary rights of third parties. If we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties. The outcomes of infringement action are uncertain and infringement actions are costly and divert technical and management personnel from their normal responsibilities.
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
Regulatory Risks
Obtaining necessary government approvals is time consuming and not assured.
The FDA and Health Canada approval must be obtained in the U.S. and Canada, respectively, and approval must be obtained from comparable agencies in other countries, prior to marketing or manufacturing new pharmaceutical products for use by humans. Obtaining FDA, Health Canada and other regulatory approval for new products and manufacturing processes can take a number of years and involves the expenditure of substantial resources. Even if such products appear promising in large-scale Phase 3 clinical trials, regulatory approval may not be achieved and no assurance can be given that we will obtain approval in the U.S., Canada or any other country. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations, including limitations on the indications for which we can market a product, or require onerous risk management programs.

Our marketed drugs will be subject to ongoing regulatory review.
Following initial regulatory approval of any drugs we or our partners may develop, we will be subject to continuing regulatory review by the FDA, the Health Canada and other regulatory authorities in countries where our products are marketed or intended to be marketed, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. The manufacturing, labeling, packaging, storage, distribution, advertising, promotion, reporting and recordkeeping related to the product will also be subject to extensive ongoing regulatory requirements. If we fail to comply with U.S. and Canadian regulatory requirements and those in other countries where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions. In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market. As a condition to granting marketing approval of a product, the FDA and Health Canada may require a company to conduct additional clinical trials, the results of which could result in the subsequent loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product.
Our marketing, promotional and pricing practices, as well as the manner in which sales forces interact with purchasers, prescribers and patients, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.
The marketing, promotional, and pricing practices of pharmaceutical companies, as well as the manner in which companies, in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for our products. Many companies, including us and Medicis, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences. We are now operating under a Corporate Integrity Agreement (“CIA”) that requires us to maintain a comprehensive compliance program governing our sales, marketing and government pricing and contracting functions. Material failures to comply with the CIA could result in significant sanctions against us, including monetary penalties and exclusion from federal health care programs.
Companies may not promote drugs for “off-label” uses - that is, uses that are not described in the product's labeling and that differ from those approved by the FDA, Health Canada or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management's attention could be diverted from our business operations and our reputation could be damaged.
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
For certain of our products, we depend on reimbursement from third party payors and a reduction in the extent of reimbursement could reduce our product sales and revenue.
Sales of certain of our products are dependent, in part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations and our continued participation in such programs. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products and adversely affect our future results.
Failure to be included in formularies developed by managed care organizations and other organizations may negatively impact the utilization of our products, which could harm our market share and negatively impact our business, financial condition and results of operations.
Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization of our products. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be harmed, as could our business, financial condition, results of operations and cash flows.

Manufacturing and Supply Risks
If we or our third-party manufacturers are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, the interruption of the manufacture of our products could adversely affect our business. Other manufacturing and supply difficulties or delays may also adversely affect our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with current good manufacturing practices (“cGMP”) or similar standards before approval for marketing. Our failure or that of our contract manufacturers to comply with cGMP regulations or similar regulations outside of the U.S. can result in enforcement action by the FDA or its foreign counterparts, including, but not limited to, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production or importation, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution.
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
Commercialization and Distribution Risks
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
Our business may be impacted by seasonality, which may cause our operating results and financial condition to fluctuate.
Demand for certain of our products may be impacted by seasonality. In particular, demand for certain of our dermatology products tends to increase during the third quarter “back to school” period. In addition, sales in the fourth quarter tend to be higher based on the purchasing patterns of our customer base.  This seasonality may cause our operating results to fluctuate. Furthermore, there are no assurances that these historical trends will continue in the future.
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
Certain of our generic products and certain of our other products are the subject of various agreements, pursuant to which we manufacture and sell products to other companies, which distribute such products at a supply price typically based on net sales. Our ability to control pricing and volume of these products is limited and, in some cases, these companies make all distribution and pricing decisions independently of us. If the pricing or volume of such products declines, our revenues would be adversely impacted which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Risks related to Specific Legislation and Regulations
We are subject to various laws and regulations, including “fraud and abuse” laws, anti-bribery laws, environmental laws and privacy and security regulations, and a failure to comply with such laws and regulations or prevail in any litigation related to noncompliance could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Pharmaceutical and biotechnology companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute, the U.S. Foreign Corrupt Practices Act (“FCPA”) and other state and federal laws and regulations. We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. The United States Department of Health and Human Services Office of Inspector General recommends and, increasingly states, require pharmaceutical companies to have comprehensive compliance programs and to disclose certain payments made to healthcare providers or funds spent on marketing and promotion of drug products. While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot assure you that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from federal healthcare programs or other sanctions.
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
We are also subject to various privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (as amended, “HIPAA”). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws and the potential liability associated with the failure to comply with these laws could adversely affect our financial condition, results of operations and cash flows.
Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably and could adversely affect our business.
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) may affect the operational results of companies in the pharmaceutical industry, including the Company and other healthcare related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or "donut hole". The law also revised the definition of "average manufacturer price" for reporting purposes, which has the potential to affect the amount of our Medicaid drug rebates to states. Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

The Health Care Reform Act also added substantial new provisions affecting compliance, some of which may require us to modify our business practices with health care practitioners. Pharmaceutical manufacturers are required in 2013 to comply with the federal Physician Payments Sunshine Act, which was passed as part of the Act and requires pharmaceutical companies to monitor and report payments, gifts, the provision of samples and other remuneration made to physicians and other health care professionals and health care organizations.
We are unable to predict the future course of federal or state health care legislation. A variety of federal and state agencies are in the process of implementing the Health Care Reform Act, including through the issuance of rules, regulations or guidance that materially affect our business. The risk of our being found in violation of these rules and regulations is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations. The Health Care Reform Act and further changes to health care laws or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows, and could cause the market value of our common stock to decline.
Other Risks
Our operating results and financial condition may fluctuate.
Our operating results and financial condition may fluctuate from quarter to quarter for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development and launch of new competitive products;

•	the timing and receipt of FDA approvals or lack of approvals;

•	costs related to business development transactions;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe certain of our products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions;

•	our responses to price competition;

•	expenditures as a result of legal actions, including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the timing of wholesaler and distributor purchases;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions; and

•	changes in seasonality of demand for certain of our products.
As a result, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. The above factors may cause our operating results to fluctuate and adversely affect our financial condition and results of operations. In any quarterly period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to decrease.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We believe that we have sufficient facilities to conduct our operations during 2013. The following table lists the location, use, size and ownership interest of our principal properties:

Location	Purpose	Owned or Leased	Approximate Square Footage
Montreal, Quebec, Canada	Corporate Headquarters	Leased	79,000
Bridgewater, New Jersey	Administration	Leased	110,000
Christ Church, Barbados(1)	Commercial, IP and strategic planning	Owned	23,000
U.S. Dermatology and U.S. Neurology and Other
Petaluma, California	Offices and laboratories	Leased	50,000
Scottsdale, Arizona	Offices	Leased	150,000
Horsham, Pensylvania	Office	Leased	19,000
Canada and Australia
Richmond Hill, Ontario, Canada	Offices, manufacturing and warehouse facility	Leased	72,000
Montreal, Quebec, Canada	Offices, manufacturing and warehouse facility	Owned	94,000
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	250,000
Laval, Quebec, Canada	Offices, manufacturing and distribution facility	Owned	337,000
Chatswood, Sydney, Australia	Offices	Leased	7,000
Emerging Markets
Mexico City, Mexico	Offices and manufacturing facility	Owned	98,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	161,000
Estado de Mexico, Mexico	Distribution facility	Leased	117,000
San Juan del Rio, Mexico	Manufacturing facility	Owned	144,000
Indaiatuba, Brazil	Manufacturing facility	Owned	178,000
Sao Paulo, Brazil	Manufacturing facility	Owned	45,000
Embu, Brazil	Offices, manufacturing and distribution facility	Leased	68,000
Jelenia Gora, Poland	Offices, laboratories and manufacturing and warehouse facility	Owned	452,000
Rzeszow, Poland	Offices, laboratories and manufacturing facility	Owned	407,000
Ksawerow, Poland	Offices and manufacturing facility	Owned	66,000
Kaunas, Lithuania	Offices and manufacturing facility	Owned	86,000
Belgrade, Serbia	Offices and manufacturing facility	Owned	163,000
Belgrade, Serbia	Offices, manufacturing and warehouse facility	Leased	154,000
___________________

(1)	In January 2013, this facility was sold.
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “VRX”. The following table sets forth the high and low per share sales prices for our common shares on the NYSE and TSX for the periods indicated.

	NYSE		TSX
	High $	Low $	High C$	Low C$
2012
First quarter	55.80	45.52	55.24	45.32
Second quarter	59.94	42.47	58.98	43.99
Third quarter	61.11	44.01	59.88	45.07
Fourth quarter	61.10	52.50	60.73	52.29
2011
First quarter	51.13	28.06	49.62	28.82
Second quarter	55.00	47.28	53.38	45.05
Third quarter	57.24	34.12	54.28	35.27
Fourth quarter	47.58	32.05	48.29	33.91
_______________
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
Holders
The approximate number of holders of record of our common shares as of February 22, 2013 is 2,447.
Performance Graph
The following graph compares the cumulative total return on our common shares with the cumulative return on the S&P 500 Index, the TSX/S&P Composite Index and a 8-stock Custom Composite Index for the five years ended December 31, 2012, in all cases, assuming reinvestment of dividends. The Custom Composite Index consists of Allergan, Inc.; Endo Pharmaceuticals Holdings Inc.; Forest Laboratories, Inc.; Gilead Sciences, Inc.; Mylan Inc.; Perrigo Company; Shire Pharmaceuticals Group plc and Watson Pharmaceuticals, Inc.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
S&P 500 Index	100	63	80	92	94	109
S&P/TSX Composite Index	100	67	90	106	97	104
Valeant Pharmaceuticals International, Inc.	100	81	126	270	446	571
Custom Composite Index	100	86	107	134	162	186

Dividends
No dividends were declared or paid in 2012 and 2011. During 2010, we declared and paid dividends per common share as follows:

Date Declared	Dividend per share	Payment Date
February 25, 2010	$0.09	April 5, 2010
May 6, 2010	$0.095	July 5, 2010
August 5, 2010	$0.095	October 4, 2010
November 4, 2010	$1.00	December 22, 2010
Total	$1.280
On November 4, 2010, our board of directors declared a special dividend of $1.00 (the “post-Merger special dividend”) per common share, no par value. Shareholders of record as of the close of business on November 15, 2010 (the “record date”) were entitled to receive the post-Merger special dividend on December 22, 2010. In connection with the post-Merger special dividend, we established a special dividend reinvestment plan under which eligible shareholders of record as of the record date could elect to reinvest the post-Merger special dividend (net of any applicable withholding tax) in additional common shares of the Company. Following the payment of the post-Merger special dividend, the special dividend reinvestment plan was terminated. The aggregate cash post-Merger special dividend paid was $297.6 million and we issued 72,283 additional shares to shareholders that elected to reinvest in additional common shares of the Company.
While our board of directors will review our dividend policy from time to time, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement include restrictions on the payment of dividends.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Selected Financial Information — Cash Dividends”, for additional details about our dividend payments.
Restrictions on Share Ownership by Non-Canadians

There are no limitations under the laws of Canada or in our organizational documents on the right of foreigners to hold or vote securities of our Company, except that the Investment Canada Act (Canada) (the “Investment Canada Act”) may require review and approval by the Minister of Industry (Canada) of certain acquisitions of “control” of our Company by a “non-Canadian”.
Investment Canada Act
An acquisition of control of a Canadian business by a non-Canadian is either reviewable (a “Reviewable Transaction”), in which case it is subject to both a reporting obligation and an approval process, or notifiable, in which case it is subject to only a post-closing reporting obligation. In the case of a Reviewable Transaction, the non-Canadian acquirer must submit an application for review with the prescribed information. The responsible Minister is then required to determine whether the Reviewable Transaction is likely to be of net benefit to Canada, taking into account the assessment factors specified in the Investment Canada Act and any written undertakings that may have been given by the non-Canadian acquirer.
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
Competition Act
Part IX of the Competition Act (Canada) (the “Competition Act”) requires that a pre-merger notification filing be submitted to the Commissioner of Competition (the “Commissioner”) in respect of certain classes of merger transactions that exceed certain prescribed thresholds. If a proposed transaction exceeds such thresholds, subject to certain exceptions, the notification filing must be submitted to the Commissioner and the statutory waiting period must expire or be terminated early or waived by the Commissioner before the transaction can be completed.
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
Exchange Controls
Canada has no system of exchange controls. There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors. There are no laws in Canada or exchange restrictions affecting the remittance of dividends, profits, interest, royalties and other payments to non-resident holders of our securities, except as discussed in “Taxation” below.
Taxation
Canadian Federal Income Taxation
The following discussion is a summary of the principal Canadian federal income tax considerations generally applicable to a holder of our common shares who, at all relevant times, for purposes of the Income Tax Act (Canada) and the Income Tax Regulations (collectively, the “Canadian Tax Act”) deals at arm’s-length with, and is not affiliated with, our Company, beneficially owns its common shares as capital property and does not use or hold and is not deemed to use or hold such common shares in carrying on a business in Canada and who, at all relevant times, for purposes of the application of the Canadian Tax Act and the Canada-U.S. Income Tax Convention (1980, as amended) (the “U.S. Treaty”), is resident in the U.S., is not, and is not deemed to be, resident in Canada and is eligible for benefits under the U.S. Treaty (a “U.S. Holder”). Special rules, which are not discussed in the summary, may apply to a non-resident holder that is an insurer that carries on an insurance business in Canada and elsewhere or that is an “authorized foreign bank” as defined in the Canadian Tax Act.
The U.S. Treaty includes limitation on benefits rules that restrict the ability of certain persons who are resident in the U.S. to claim any or all benefits under the U.S. Treaty. Furthermore, limited liability companies (“LLCs”) that are not taxed as corporations pursuant to the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) do not generally qualify as resident in the U.S. for purposes of the U.S. Treaty. Under the U.S. Treaty, a resident of the U.S. who is a member of such an LLC and is otherwise eligible for benefits under the U.S. Treaty may generally be entitled to claim benefits under the U.S. Treaty in respect of income, profits or gains derived through the LLC. Residents of the U.S. should consult their own tax advisors with respect to their eligibility for benefits under the U.S. Treaty, having regard to these rules.

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
Gains on Disposition of Common Shares
In general, a U.S. Holder will not be subject to tax under the Canadian Tax Act on capital gains arising on the disposition of such holder’s common shares unless the common shares are “taxable Canadian property” to the U.S. Holder and are not “treaty-protected property”.
As long as the common shares are then listed on a “designated stock exchange”, which currently includes the NYSE and TSX, the common shares generally will not constitute taxable Canadian property of a U.S. Holder, unless (a) at any time during the 60-month period preceding the disposition, the U.S. Holder, persons not dealing at arm’s length with such U.S. Holder or the U.S. Holder together with all such persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and more than 50% of the fair market value of the common shares was derived, directly or indirectly, from any combination of (i) real or immoveable property situated in Canada, (ii) “Canadian resource property” (as such term is defined in the Tax Act), (iii) “timber resource property” (as such terms are defined in the Tax Act), or (iv) options in respect of, or interests in, or for civil law rights in, any such properties whether or not the property exists, or (b) the common shares are otherwise deemed to be taxable Canadian property.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2013 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2013 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
On November 4, 2010, we announced that our board of directors had approved a securities repurchase program, pursuant to which we could make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in our financing agreements and applicable law. On August 29, 2011, we announced that our board of directors had approved an increase of $300.0 million under our securities repurchase program (the “2010 Securities Repurchase Program”). As a result, under the 2010 Securities Repurchase Program, we were able to repurchase up to $1.8 billion of our convertible notes, senior notes, common shares and/or other notes or shares that were issued prior to the completion of the program. The 2010 Securities Repurchase Program terminated on November 7, 2011.
On November 3, 2011, we announced that our board of directors had approved a new securities repurchase program (the “2011 Securities Repurchase Program”). Under the 2011 Securities Repurchase Program, which commenced on November 8, 2011, we could make purchases of up to $1.5 billion of our convertible notes, senior notes, common shares and/or other future debt or shares. The 2011 Securities Repurchase Program terminated on November 7, 2012.

On November 19, 2012, we announced that our board of directors had approved a new securities repurchase program (the “2012 Securities Repurchase Program”). Under the 2012 Securities Repurchase Program, which commenced on November 15, 2012, we may make purchases of up to $1.5 billion of our senior notes, common shares and/or other future debt or shares. The 2012 Securities Repurchase Program will terminate on November 14, 2013 or at such time as we complete our purchases. The amount of securities to be purchased and the timing of purchases under the 2012 Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements and applicable law. The securities to be repurchased will be funded using our cash resources. The board of directors also approved a sub-limit under the 2012 Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of our public float or 5% of our issued and outstanding common shares, in each case calculated as of the date of the commencement of the 2012 Securities Repurchase Program. We are permitted to make purchases of up to 15,172,149 common shares on the open market through the facilities of the NYSE, representing approximately 5% of our issued and outstanding common shares on the date of the commencement of the 2012 Securities Repurchase Program. Subject to completion of appropriate filings with and approval by the TSX, the Company may also make purchases of our common shares over the facilities of the TSX. Purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX. All common shares purchased under the 2012 Securities Repurchase Program will be cancelled.
During the year ended December 31, 2012, under the 2011 Securities Repurchase Program, we repurchased $1.1 million principal amount of our 5.375% Convertible Notes for a purchase price of $4.0 million. In addition, in the year ended December 31, 2012, under the 2011 Securities Repurchase Program, we repurchased 5,257,454 of our common shares for an aggregate purchase price of $280.7 million. In the three-month period ended December 31, 2012, we did not make any purchases of our senior notes or common shares under the 2012 Securities Repurchase Program.
In connection with the 2011 Securities Repurchase Program, through to the termination date of November 7, 2012, we repurchased approximately $442.4 million, in the aggregate, of our convertible notes, common shares and senior notes.
In connection with the 2010 Securities Repurchase Program, through to the termination date of November 7, 2011, we repurchased approximately $1.5 billion, in the aggregate, of our convertible notes, common shares and senior notes.
Item 6.    Selected Financial Data
The following table of selected consolidated financial data of our Company has been derived from financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The data is qualified by reference to, and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP (see Item 15 of this Form 10-K) as well as the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All dollar amounts are expressed in thousands of U.S. dollars, except per share data.

	Years Ended December 31,
	2012(1)(2)	2011(1)(2)	2010(1)	2009	2008
Consolidated operating data:
Revenues	$3,546,626	$2,463,450	$1,181,237	$820,430	$757,178
Operating income (loss)	79,685	299,959	(110,085)	181,154	124,109
Net (loss) income	(116,025)	159,559	(208,193)	176,455	199,904
(Loss) earnings per share:
Basic	$(0.38)	$0.52	$(1.06)	$1.11	$1.25
Diluted	$(0.38)	$0.49	$(1.06)	$1.11	$1.25
Cash dividends declared per share	$—	$—	$1.28	$0.65	$1.50

	At December 31,
	2012(1)(2)	2011(1)(2)	2010(1)	2009	2008
Consolidated balance sheet:
Cash and cash equivalents	$916,091	$164,111	$394,269	$114,463	$317,547
Working capital	954,699	433,234	327,710	93,734	223,198
Total assets	17,950,379	13,108,119	10,795,117	2,059,290	1,623,565
Long-term obligations	11,015,625	6,651,011	3,595,277	326,085	—
Common shares	5,940,652	5,963,621	5,251,730	1,465,004	1,463,873
Shareholders’ equity (net assets)	3,717,398	3,929,830	4,911,096	1,354,372	1,201,599
Number of common shares issued and outstanding (000s)	303,861	306,371	302,449	158,311	158,216
___________________

(1)
Amounts for 2012, 2011, and 2010 include the impact of several acquisitions of businesses, including the Merger on September 28, 2010. For more information regarding our acquisitions, see note 3 of notes to consolidated financial statements in Item 15 of this Form 10-K.

(2)
In 2012, we wrote off an IPR&D asset of $133.4 million, relating to the IDP-107 program, which was acquired in September 2010 as part of the Merger. Through discussion with various internal and external Key Opinion Leaders, we completed our analysis of the Phase 2 study results for IDP-107 during the third quarter of 2012. This led to our decision in the third quarter of 2012 to terminate the program and fully impair the asset. As attempts to identify a partner for the program were not successful, we do not believe the program has value to a market participant.

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
For information regarding other impairment charges, see note 7 and note 12 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) as of December 31, 2012 and 2011 and each of the three years in the period ended December 31, 2012 (the “2012 Financial Statements”).
Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of February 28, 2013.
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
We are a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products and medical devices. Our specialty pharmaceutical and over-the-counter (“OTC”) products are marketed under brand names and are sold in the U.S., Canada, Australia and New Zealand, where we focus most of our efforts on products in the dermatology and neurology therapeutic classes. We also have branded generic, branded and OTC operations in Central and Eastern Europe, Latin America, Southeast Asia and South Africa.
Our strategy is to focus our business on core geographies and therapeutic classes, manage pipeline assets either internally or through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, debt repurchases and repayments, and share buybacks. We believe this strategy will allow us to improve both our growth rate and profitability and to enhance shareholder value.
Our low risk research and development model described below is one key element to this business strategy. It will allow us to progress certain development programs to drive future commercial growth, while minimizing our research and development expense. This will be achieved in four ways:

•	focusing our efforts on niche therapeutic areas such as dermatology, podiatry, ophthalmology and life-cycle management programs for currently marketed products;

•	acquiring dossiers and registrations for branded generic products, which require limited manufacturing start-up and development activities;

•	selling internal development capabilities to third parties, thereby allowing higher utilization and infrastructure cost absorption; and

•	structuring partnerships and collaborations so that our partners share development costs.
We are diverse not only in our sources of revenues from our broad drug portfolio, but also among the therapeutic classes and geographic segments we serve. We focus on those businesses that we view to have the potential for strong operating margins and solid growth, while providing natural balance across geographies.
We measure our success through total shareholder return and, on that basis, as of February 22, 2013, the market price of our common shares on both the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) has increased approximately 150% since the Merger Date, as adjusted for the post-Merger special dividend of $1.00 per common share (the “post-Merger special dividend”). For more information regarding the post-Merger special dividend, see note 3 of notes to consolidated financial statements in Item 15 of this Form 10-K.
ACQUISITIONS AND DISPOSITIONS

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We continue to focus the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies. Since 2010, we have completed several transactions to expand our product portfolio, including, among others, the following acquisitions and dispositions.

Acquisition Date
Acquisitions of businesses and product rights
2013
Certain assets of Eisai Inc. (“Eisai”)	February 20, 2013
Natur Produkt International, JSC (“Natur Produkt”)	February 1, 2013
2012
Medicis Pharmaceutical Corporation (“Medicis”)(1)	December 11, 2012
Certain assets of Johnson & Johnson Consumer Companies, Inc. (“J&J ROW”)	October 2, 2012
Certain assets of Johnson & Johnson Consumer Companies, Inc. (“J&J North America”)	September 28, 2012
Certain assets of QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”)	September 24, 2012
OraPharma Topco Holdings, Inc. (“OraPharma”)	June 18, 2012
Certain assets of University Medical Pharmaceuticals Corp. (“University Medical”)	May 23, 2012
Certain assets of Atlantis Pharma (“Atlantis”)	May 2, 2012
Certain assets of Gerot Lannach	March 13, 2012
Probiotica Laboratorios Ltda. (“Probiotica”)	February 1, 2012
2011
iNova	December 21, 2011
Dermik, a dermatological unit of Sanofi in the U.S. and Canada	Deember 16, 2011
Ortho Dermatologics division of Janssen Pharmaceuticals, Inc.	December 12, 2011
Afexa Life Sciences Inc. (“Afexa”)	October 17, 2011
AB Sanitas (“Sanitas”)	August 19, 2011
Elidel®/Xerese® license agreement(2)	June 29, 2011
Zovirax®	February 22, 2011/March 25, 2011
PharmaSwiss S.A. (“PharmaSwiss”)	March 10, 2011
Lodalis™	February 9, 2011
2010
Biovail Merger with Valeant(3)	September 28, 2010

Disposition Date
Dispositions
2012
Divestitures of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”) and 5% fluorouracil cream (“5-FU”)	February 3, 2012
2011
Out-license product rights to Cloderm® Cream, 0.1% to Promius Pharma LLC	March 31, 2011
____________________________________

(1)
The Medicis acquisition included acquired IPR&D assets of $153.8 million related to the development of several programs, including Luliconazole Cream Metronidazole 1.3%, and other dermatology and aesthetics programs. The projected cash flows were adjusted for the probability of successful development and commercialization of the products. In determining fair value for these assets, we assumed that significant cash inflows for these products would commence in 2015, and we estimated that we will incur development costs of approximately $40 million, in the aggregate, to complete the development of these IPR&D assets.

(2)
The Elidel®/Xerese® acquisition included an acquired IPR&D asset of $33.5 million related to the development of a Xerese® life-cycle product. The projected cash flows from the acquired IPR&D assets were adjusted for the probability of successful development and commercialization of the product. Subsequently, during the fourth quarter of 2012, we recognized an impairment charge of $24.7 million related to this IPR&D asset due to higher projected development spend and revised timelines for potential commercialization.

(3)
With respect to the Biovail merger with Valeant, the significant components of the acquired IPR&D assets of $1.4 billion related to the development of ezogabine/retigabine in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc (the entities within The Glaxo Group of Companies are referred throughout as “GSK”), and a number of dermatology products. Subsequently, during 2011 and 2012, we recognized impairment charges associated with these assets, which are described below under Results of Operations - In-Process Research and Development Impairments and Other Charges. As of December 31, 2012, we have estimated that we will incur development costs of approximately $100 million, in the aggregate, of which $34.6 million has been incurred through December 31, 2012, to complete the remaining products in development.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For more information regarding our acquisitions and dispositions, see note 3, note 4 and note 27 of notes to consolidated financial statements in Item 15 of this Form 10-K.
PRODUCTS IN DEVELOPMENT
The following products, among others, are currently or were in clinical development during 2012:
Potiga™ (Ezogabine/Retigabine)
In collaboration with GSK, we developed and launched in the second quarter of 2012 immediate release Potiga™ (ezogabine/retigabine) in the U.S. as an adjunctive treatment for partial-onset seizures in patients with epilepsy. We continue to work with GSK to develop a modified release formulation with a goal to improve patient convenience, compliance and tolerability. A lead formulation has been selected for evaluation in patients.
Dermatology Products
With the Medicis acquisition in December 2012, we added several ongoing projects to our research and development portfolio, including:

•
Luliconazole, a new imidazole, antimycotic cream for the treatment of tinea cruris, pedis and corporis. A New Drug Application (“NDA”) was submitted to the FDA on December 11, 2012 and we have received a Prescription Drug User Fee Act (“PDUFA”) date of December 11, 2013 with respect to this application.

•	Metronidazole 1.3%, a topical antibiotic for the treatment of bacterial vaginosis.

•	Several unique formulation development programs focused on improving the tolerability of existing acne vulgaris treatments, as well as a number of aesthetics programs.
We also have a number of dermatology product candidates in development including:

•
IDP-108 (efinaconazole), a novel triazole compound, is an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults. Valeant holds an exclusive license from Kaken Pharmaceutical Co., Ltd., to commercialize efinaconazole in North America, Central America, South America and the European Union. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e., ergosterol synthesis inhibition. We filed the NDA in the U.S. on July 26, 2012 and the NDS in Canada on October 15, 2012. In the U.S., we have received a PDUFA date of May 24, 2013 with respect to this application.

•	Topical and other life-cycle management projects, including IDP-118.
COLLABORATION AGREEMENTS
See note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding our License and Collaboration Agreement with GSK, joint ventures with Meda AB, collaboration and option agreements with Bristol-Myers Squibb Company and various collaboration agreements assumed in connection with the Medicis acquisition.
RESTRUCTURING AND INTEGRATION
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Medicis businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we have identified approximately $275 million of cost synergies on a run rate basis that we expect to achieve by the end of 2013. This amount does not include potential revenue synergies or the potential benefits of expanding the Company corporate structure to Medicis’s operations.
We have implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

•	workforce reductions across the Company and other organizational changes;

•	closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	leveraging research and development spend; and

•	procurement savings.
We estimated that we will incur total costs in the range of up to $275 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2013. $85.6 million has been incurred as of December 31, 2012. These costs include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been or will be terminated as a result of the Medicis acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
See note 6 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information summarizing the major components of costs incurred in connection with our Medicis acquisition-related initiatives through December 31, 2012.
Merger-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Biovail and Valeant businesses has provided an opportunity to capture significant operating synergies from reductions in research and development, sales and marketing, and general and administrative expenses. In total, we have realized approximately $350 million of annual cost synergies as of December 31, 2012. Approximately $315 million of cost synergies were realized in 2011, and the full amount of $350 million was realized in 2012. We have implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

•	workforce reductions across the Company and other organizational changes;

•	closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

•	leveraging research and development spend; and

•	procurement savings.
We estimated that we will incur total costs in the range of up to $200 million (of which the non-cash component, including share-based compensation, is expected to be approximately $55 million) in connection with these cost-rationalization and integration initiatives, of which $196.2 million has been incurred as of December 31, 2012. These costs include: employee termination costs (including related share-based payments) payable to approximately 500 employees of Biovail and Valeant who have been terminated as a result of Merger; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees, asset impairment charges to write down property, plant and equipment to fair value; and contract termination and lease cancellation costs.
See note 6 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information summarizing the major components of costs incurred in connection with our Merger-related initiatives through December 31, 2012.
U.S. HEALTHCARE REFORM
In March 2010, the Patient Protection and Affordable Care Act (the “Act”) was enacted in the United States. The Act contains several provisions that impact our business. Provisions of the Act include: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on covered drugs; (ii) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (iii) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.
Commencing in 2011, the new legislation requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. In addition, commencing in 2011, a new fee has been assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). This fee is calculated based upon each entity’s relative share of total applicable branded prescription drug sales to specified U.S. government programs for the preceding calendar year. The aggregate industry wide fee is expected to total $28.0 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.

Additional provisions of the Act will be implemented in the next several years. For example, in 2013 federal subsidies will begin to be phased in for brand-name prescription drugs filled in the Medicare Part D cover gap. Also in January 2013, CMS issued final regulations to implement the physician payment disclosure provisions of Act, which requires pharmaceutical and medical device manufacturers to disclose publicly certain payments to physicians. In 2014, the Act’s private health insurance exchanges will begin to operate along with the mandate on individuals to purchase health insurance. The Act also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government. While some states have decided to pursue such expansions, others have indicated they will not do so or are still considering doing so.
The Act did not have a material impact on our financial condition or results of operation in 2012, 2011 or 2010. In 2012 and 2011, we made a total payment of $1.8 million and $0.6 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). We also incurred a cost of $9.8 million and $6.0 million on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”) in 2012 and 2011, respectively.
While the Supreme Court upheld the core provisions of the Affordable Care Act, additional challenges to various provisions of the Act continue to work their way through the courts. We cannot predict at this time what impact these challenges will have on our business. Similarly, we cannot predict the how the numerous regulations and requirements still to be proposed or finalized by the Administration and the states will impact our business.
SELECTED FINANCIAL INFORMATION
Our results of operations, financial condition and cash flows reflect Biovail’s stand-alone operations as they existed prior to the completion of the Merger. The results of Valeant’s business have been included in our results of operations, financial condition and cash flows only for the period subsequent to the completion of the Merger. Therefore, our financial results for 2010 do not reflect a full year of Valeant’s operations.
The following table provides selected financial information for each of the last three years:

	Years Ended December 31,			Change
	2012	2011	2010	2011 to 2012		2010 to 2011
($ in 000s, except per share data)	$	$	$	$	%	$	%
Revenues	3,546,626	2,463,450	1,181,237	1,083,176	44	1,282,213	109
Net (loss) income	(116,025)	159,559	(208,193)	(275,584)	NM	367,752	NM
Basic (loss) earnings per share	(0.38)	0.52	(1.06)	(0.90)	NM	1.58	NM
Diluted (loss) earnings per share	(0.38)	0.49	(1.06)	(0.87)	NM	1.55	NM
Cash dividends declared per share	—	—	1.280	—	—	(1.280)	NM

	As of December 31,			Change
	2012	2011	2010	2011 to 2012		2010 to 2011
($ in 000s)	$	$	$	$	%	$	%
Total assets	17,950,379	13,108,119	10,795,117	4,842,260	37	2,313,002	21
Long-term debt, including current portion	11,015,625	6,651,011	3,595,277	4,364,614	66	3,055,734	85
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $1,083.2 million, or 44%, to $3,546.6 million in 2012, compared with $2,463.5 million in 2011, primarily due to:

•
incremental product sales revenue of $709.2 million, in the aggregate, from all 2011 acquisitions, primarily from the iNova, Dermik, Ortho Dermatologics, Sanitas, PharmaSwiss, Elidel®/Xerese® and Afexa acquisitions. We also recognized incremental product sales revenue in 2012 of $280.7 million, in the aggregate, from all 2012 acquisitions, primarily from the Probiotica, OraPharma, Medicis, Gerot Lannach, University Medical and Atlantis acquisitions. The

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

incremental product sales revenue from the 2011 and 2012 acquisitions includes a negative foreign exchange impact of $33.3 million, in the aggregate, in 2012;

•
incremental product sales revenue of $286.9 million in 2012, related to growth from the existing business, excluding the impact of generic competition in the U.S. Neurology and Other segment and the Canada and Australia segment described below. Slightly more than half of this increase was based on volume, and the remainder was a result of pricing actions taken during 2012 and 2011;

•
alliance revenue of $122.7 million, primarily related to (i) alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first quarter of 2012, and (ii) the 45.0 million milestone payment received from GSK in connection with the launch of Potiga™ recognized in the second quarter of 2012; and

•	incremental service revenue of $29.0 million in 2012, primarily from the Dermik acquisition.
Those factors were partially offset by:

•
a negative impact from divestitures and discontinuations of $81.8 million in 2012, including a decrease of $42.8 million in 2012, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012;

•
decrease in product sales of Cardizem® CD, Ultram® ER, Diastat® and Wellbutrin XL® in the U.S. Neurology and Other segment of $80.8 million, or 28%, in the aggregate, to $206.2 million in 2012, compared with $287.0 million in 2011, due to generic competition;

•	a negative foreign currency exchange impact on the existing business of $67.2 million in 2012;

•	alliance revenue of $43.0 million in 2011, primarily related to the $36.0 million out-license of the Cloderm® product rights that did not similarly occur in 2012;

•	alliance revenue of $40.0 million recognized in the second quarter of 2011 related to the milestone payment received from GSK in connection with the launch of Trobalt®; and

•	decrease in product sales of Cesamet® in the Canada and Australia segment of $35.0 million, or 54%, to $29.4 million in 2012, compared with $64.4 million in 2011, due to generic competition.
Total revenues increased $1,282.2 million, or 109%, to $2,463.5 million in 2011, compared with $1,181.2 million in 2010, primarily due to:

•
incremental product sales revenue of $1,083.6 million, in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from the Valeant, PharmaSwiss, Sanitas, Elidel®/Xerese®, Afexa, Ortho Dermatologics and Dermik acquisitions. The incremental product sales revenue from the 2010 and 2011 acquisitions includes a negative foreign exchange impact of $59.0 million in 2011;

•
incremental product sales revenue of $103.1 million in 2012, related to growth from the existing business, excluding the impact of generic competition in the U.S. Neurology and Other segment described below, as well as an increase in alliance and royalty revenue of $137.4 million, mainly related to the incremental royalty (IDP-111) revenue from Valeant of $64.3 million, alliance revenue of $40.0 million in the second quarter of 2011 related to the milestone payment from GSK in connection with the launch of Trobalt® and the alliance revenue of $36.0 million recognized in the first quarter of 2011 on the out-license of the Cloderm® product rights in March 2011. The majority of this increase was based on volume, and the remainder was a result of pricing actions taken during 2011 and 2010; and

•	an increase in service revenue of $23.2 million, primarily from the Valeant and PharmaSwiss acquisitions.
Those factors were partially offset by:

•
a decrease in product sales of Wellbutrin XL®, Diastat®, Cardizem® CD and Ultram® ER in the U.S. Neurology and Other segment of $35.5 million, or 12%, in the aggregate, to $266.5 million in 2011, compared with $302.0 million in 2010, due to generic competition;

•	a negative foreign currency exchange impact on the existing business of $24.0 million in 2011; and

•	a negative impact from divestitures and discontinuations of $5.4 million in 2011.
Changes in Earnings

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net loss was $116.0 million (basic and diluted loss per share of $0.38) in 2012, compared with net income of $159.6 million (basic and diluted earnings per share (“EPS”) of $0.52 and $0.49, respectively) in 2011, reflecting the following factors:

•
an increase of $371.1 million in amortization expense primarily related to (i) the acquired identifiable intangible assets of iNova, Dermik, Ortho Dermatologics, OraPharma, Sanitas, Gerot Lannach, PharmaSwiss and Medicis of $210.5 million, in the aggregate, in 2012, and (ii) higher amortization of ezogabine/retigabine of $109.8 million in 2012, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011;

•	an increase of $246.7 million in restructuring, integration and other costs, as described below under “Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs”;

•	an increase of $183.6 million in selling, general and administrative expense, as described below under “Results of Operations — Operating Expenses — Selling, General and Administrative Expenses”;

•	an increase of $140.4 million in interest expense, as described below under “Results of Operations — Non-Operating Income (Expense) — Interest Expense”;

•
an increase of $80.7 million in in-process research and development impairments and other charges, as described below under “Results of Operations — Operating Expenses — In-Process Research and Development Impairments and Other Charges”;

•	an increase of $73.9 million in cost of alliance and service revenues, as described below under “Results of Operations — Operating Expenses — Cost of Alliance and Service Revenues”;

•	an increase of $45.6 million in acquisition-related costs, as described below under “Results of Operations — Operating Expenses — Acquisition-Related Costs”;

•	an increase of $44.9 million in legal settlements, as described below under “Results of Operations — Operating Expenses — Legal Settlements”;

•
a net realized gain of $21.3 million on the disposal of our equity investment in Cephalon, Inc. (“Cephalon”) realized in 2011 that did not similarly occur in 2012, as described below under “Results of Operations — Non-Operating Income (Expense) — Gain (Loss) on Investments, Net”; and

•
a $19.1 million net gain realized on foreign currency forward contracts entered in connection with the acquisitions of iNova and PharmaSwiss in 2011 that did not similarly occur in 2012, as described below under “Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other”.

Those factors were partially offset by:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $817.1 million, mainly related to the incremental contribution of Dermik, iNova, Ortho Dermatologics, Sanitas, OraPharma, Zovirax®, Medicis, PharmaSwiss, Elidel®/Xerese®, Probiotica and Gerot Lannach;

•	an increase of $100.6 million in recovery of income taxes, as described below under “Results of Operations — Income Taxes”; and

•	a decrease of $16.8 million in loss on extinguishment of debt, as described below under “Results of Operations — Non-Operating Income (Expense) — Loss on Extinguishment of Debt”.
Net income increased $367.8 million to $159.6 million (basic and diluted EPS of $0.52 and $0.49, respectively) in 2011, compared with net loss of $208.2 million (basic and diluted loss per share of $1.06) in 2010, reflecting the following factors:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $833.5 million, mainly related to the incremental contribution of Valeant, PharmaSwiss, Sanitas, Elidel®/Xerese®, Afexa, Ortho Dermatologics and Dermik. In addition, the increase was due to higher volumes and pricing for the Xenazine® product and a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights to Zovirax®;

•
an increase in the recovery of income taxes of $149.5 million, mainly attributable to significant expenses in the U.S., including but not limited to IPR&D charges, amortization, and interest expense. The U.S. has the highest statutory rate

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

relative to all other tax jurisdictions in which we do business, resulting in an overall net book tax recovery for the worldwide income tax provision;

•
an increase in alliance and royalty revenue of $137.4 million, mainly related to the incremental royalty (IDP-111) revenue from Valeant of $64.3 million, alliance revenue of $40.0 million in the second quarter of 2011 related to the milestone payment from GSK in connection with the launch of Trobalt® and the alliance revenue of $36.0 million recognized in the first quarter of 2011 on the out-license of the Cloderm® product rights in March 2011;

•	decreases of $43.2 million in restructuring charges and integration costs, as described below under “Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs”;

•	decreases of $40.8 million in legal settlements, as described below under “Results of Operations — Operating Expenses — Legal Settlements”;

•
a $21.3 million net realized gain on the disposal of our equity investment in Cephalon, which was realized in the second quarter of 2011 (as described below under “Results of Operations — Non-Operating Income (Expense) — Gain (loss) on Investments, Net”); and

•
a $19.1 million net gain realized on foreign currency forward contracts entered in connection with the acquisitions of iNova and PharmaSwiss in 2011, as described below under “Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other”.

Those factors were partially offset by:

•
increases of $338.1 million in amortization expense, primarily related to the acquired identifiable intangible assets of Valeant, Elidel®/Xerese®, PharmaSwiss, Zovirax®, and Sanitas of $331.8 million, in the aggregate, the impairment charges of $7.9 million and $19.8 million related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell, as well as an impairment of intangible assets of $12.8 million related to certain OTC products sold in Brazil;

•	an increase of $295.9 million in selling, general and administrative expense, as described below under “Results of Operations — Operating Expenses — Selling, general and administrative”;

•
increases of $248.7 million in interest expense, reflecting $243.4 million related to the legacy Valeant debt assumed as of the Merger Date (partially reduced by the repayment of the Term Loan A Facility in the first quarter of 2011) and the post-Merger issuances of senior notes in the fourth quarter of 2010 and first quarter of 2011, $25.3 million related to the borrowings under our senior secured term loan facility in the third quarter of 2011 and the borrowings under our senior secured credit facilities in the fourth quarter of 2011, partially offset by a decrease of $19.2 million in interest expense related to the repurchases of 5.375% Convertible Notes (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•
increases of $20.0 million in in-process research and development impairments and other charges. We recognized IPR&D impairment charges in the fourth quarter of 2011 of $105.2 million, as described below under “Results of Operations — Operating Expenses — In-Process Research and Development Impairments and Other Charges”.

Cash Dividends
No dividends were declared or paid in 2012 and 2011. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement include restrictions on the payment of dividends. In 2010, prior to the Merger, we declared cash dividends per share of $0.28. Following the Merger, we declared the post-Merger special dividend of $1.00 per share, which was paid on December 22, 2010.
RESULTS OF OPERATIONS
Reportable Segments
As a result of the acquisition of iNova in December 2011, we began operating in five new territories: Malaysia, Philippines, Singapore, Hong Kong and South Africa, with a distribution business in Thailand, Taiwan and some sub-Saharan Africa markets. iNova also distributes through partners in China, Korea and Japan. Consequently, our Chief Executive Officer (“CEO”), who is our Chief Operating Decision Maker (“CODM”), began to manage the business differently, which necessitated a realignment of

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the segment structure, effective in the first quarter of 2012. Pursuant to this change, we now have four reportable segments: (i) U.S. Dermatology, (ii) U.S. Neurology and Other, (iii) Canada and Australia and (iv) Emerging Markets. Accordingly, we have restated prior period segment information to conform to the current period presentation. The following is a brief description of our segments:

•
U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues, in the areas of dermatology and topical medication, aesthetics (including medical devices), dentistry, ophthalmology and podiatry.

•
U.S. Neurology and Other consists of sales of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired.

•	Canada and Australia consists of pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

•
Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where we distribute and market branded, patented products under long-term, renewable contracts). Products are sold primarily in Central and Eastern Europe (Poland, Serbia, and Russia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), Southeast Asia and South Africa.

As described in Item 1 titled “Business” of this Form 10-K, we are planning to change our segment structure effective in 2013.
Revenues By Segment
Our primary sources of revenues are the sale of pharmaceutical and OTC products; the out-licensing of products; and contract services. The following table displays revenues by segment for each of the last three years, the percentage of each segment’s revenues compared with total revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not sum due to rounding.

	Years Ended December 31,						Change
	2012		2011		2010		2011 to 2012		2010 to 2011
($ in 000s)	$	%	$	%	$	%	$	%	$	%
U.S. Dermatology	1,158,600	33	575,798	23	220,667	19	582,802	101	355,131	161
U.S. Neurology and Other	793,503	22	821,789	33	656,653	56	(28,286)	(3)	165,136	25
Canada and Australia	544,128	15	340,240	14	161,568	14	203,888	60	178,672	111
Emerging Markets	1,050,395	30	725,623	29	142,349	12	324,772	45	583,274	NM
Total revenues	3,546,626	100	2,463,450	100	1,181,237	100	1,083,176	44	1,282,213	109
____________________________________
NM — Not meaningful
Total revenues increased $1,083.2 million, or 44%, to $3,546.6 million in 2012, compared with $2,463.5 million in 2011, mainly attributable to the effect of the following factors:

•	in the U.S. Dermatology segment:

•
the incremental product sales revenue of $492.3 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from (i) Dermik (mainly driven by BenzaClin®, Carac® and Sculptra® Aesthetics product sales) and Ortho Dermatologics (mainly driven by Retin-A Micro® product sales); and (ii) OraPharma, Medicis and University Medical product sales;

•
an increase in product sales from the existing business of $137.0 million, or 32%, driven by continued growth of the core dermatology brands, including Zovirax®, Elidel®, Acanya® and CeraVe®. The growth of these seasonal brands has increased the impact of seasonality on our business, particularly during the third quarter “back to school” season; and

•	alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first quarter of 2012.
Those factors were partially offset by:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
a negative impact from divestitures and discontinuations of $56.2 million in 2012, including a decrease of $42.8 million in 2012 related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012;

•	alliance revenue of $43.0 million in 2011, primarily related to the $36.0 million out-license of the Cloderm® product rights that did not similarly occur in 2012; and

•	a decrease in service revenue of $9.7 million in 2012.

•	in the U.S. Neurology and Other segment:

•	an increase in product sales from the existing business, excluding the declines described below, of $48.5 million, or 6%, in 2012; and

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga™.
Those factors were more than offset by:

•
a decrease in product sales of Cardizem® CD, Diastat®, Ultram® and Wellbutrin XL® of $80.8 million, or 28%, in the aggregate, to $206.2 million in 2012, compared with $287.0 million in 2011, due to generic competition. We anticipate a continuing decline in sales of Cardizem® CD and Diastat® due to continued generic erosion, however the rate of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions; and

•	alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment received from GSK in connection with the launch of Trobalt®.

•	in the Canada and Australia segment:

•
the incremental product sales revenue of $172.2 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from iNova (mainly driven by Duromine®, Difflam® and Duro-Tuss® product sales), Afexa and Dermik;

•	incremental service revenue of $41.8 million in 2012, primarily from the Dermik acquisition; and

•	an increase in product sales from the existing business, excluding the decline described below, of $27.6 million, or 8%, in 2012.
Those factors were partially offset by:

•
a decrease in product sales of Cesamet® of $35.0 million, or 54%, to $29.4 million in 2012, compared with $64.4 million in 2011, due to the introduction of a generic version of Cesamet® by a competitor in March 2012. We anticipate continuing declines in Cesamet® product sales due to generic erosion, however the rate of decline is expected to decrease in the future; and

•	a negative foreign currency exchange impact on the existing business of $2.0 million in 2012.

•	in the Emerging Markets segment:

•
the incremental product sales revenue of $322.9 million (which includes a negative foreign currency exchange impact of $33.2 million in 2012), in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from (i) the 2011 acquisitions of iNova (mainly driven by Duromine® and Difflam® product sales), Sanitas, and PharmaSwiss; and (ii) the 2012 acquisitions of Probiotica and Gerot Lannach;

•	an increase in product sales from the existing business of $76.5 million, or 11%, in 2012; and

•	an increase in alliance revenue of $14.4 million.
Those factors were partially offset by:

•	a negative foreign currency exchange impact on the existing business of $65.2 million in 2012; and

•	a negative impact from divestitures and discontinuations of $23.2 million in 2012.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total revenues increased $1,282.2 million, or 109%, to $2,463.5 million in 2011, compared with $1,181.2 million in 2010, mainly attributable to the effect of the following factors:

•	in the U.S. Dermatology segment:

•
the incremental product sales revenue of $194.6 million, in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from Valeant, Elidel® and Xerese®, Dermik and Ortho Dermatologics product sales;

•
an increase in alliance and royalty revenue of $101.2 million, primarily related to the incremental royalty (IDP-111) revenue from Valeant of $64.3 million and the alliance revenue of $36.0 million in the first quarter of 2011 related to the out-license of the Cloderm® product rights;

•	an increase in product sales from the existing business of $48.9 million, or 24%, primarily driven by a growth of the core dermatology brands, including Zovirax®, CeraVe®, and Acanya®; and

•	incremental service revenue of $15.8 million in 2011, primarily from the Valeant acquisition.
Those factors were partially offset by:

•	a negative impact from divestitures and discontinuations of $5.4 million in 2011.

•	in the U.S. Neurology and Other segment:

•	the incremental product sales revenue of $168.4 million from all 2010 acquisitions, primarily from Valeant product sales;

•	alliance revenue of $40.0 million in the second quarter of 2011 related to the milestone payment from GSK in connection with the launch of Trobalt®; and

•
an increase in product sales from the existing business (excluding the impact of generic competition and the increase in the product sales of Tiazac® in 2010 that did not similarly occur in 2011 as described below) of $29.2 million in 2011, primarily driven by an increase in Xenazine® product sales.

Those factors were partially offset by:

•
a decrease in product sales of Wellbutrin XL®, Diastat®, Cardizem® CD and Ultram® ER of $35.5 million, or 12%, in the aggregate, to $266.5 million in 2011, compared with $302.0 million in 2010, due to generic competition;

•
a decrease in product sales of generic Tiazac® of $25.8 million, or 68%, to $12.2 million in 2011, compared with $38.0 million in 2010, which was attributable to competitors’ manufacturing issues in 2010 that did not similarly occur in 2011; and

•	a decrease in service revenue of $5.4 million.

•	in the Canada and Australia segment:

•
the incremental product sales revenue of $155.9 million (which includes a negative foreign currency exchange impact of $18.2 million in 2011), in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from Valeant and Afexa product sales;

•	an increase in product sales from the existing business of $18.9 million, or 12%; and

•	incremental service revenue of $4.3 million in 2011, primarily from the Valeant acquisition.

•	in Emerging Markets segment:

•
the incremental product sales revenue of $564.7 million (which includes a negative foreign currency exchange impact of $40.8 million in 2011), in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from Valeant, PharmaSwiss and Sanitas product sales;

•	an increase in product sales from the existing business of $31.8 million, or 22%; and

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	incremental service revenue of $8.5 million in 2011, primarily from the PharmaSwiss acquisition.
Those factors were partially offset by:

•	a negative foreign currency exchange impact on the existing business of $23.4 million in 2011.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, legal settlements and in-process research and development impairments and other charges, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. In addition, share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.
The following table displays profit by segment for each of the last three years, the percentage of each segment’s profit compared with corresponding segment revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Years Ended December 31,						Change
	2012		2011		2010		2011 to 2012		2010 to 2011
($ in 000s)	$	%(1)	$	%(1)	$	%(1)	$	%	$	%
U.S. Dermatology	444,545	38	182,888	32	46,209	21	261,657	143	136,679	NM
U.S. Neurology and Other	274,154	35	417,514	51	252,657	38	(143,360)	(34)	164,857	65
Canada and Australia	46,433	9	105,335	31	51,043	32	(58,902)	(56)	54,292	106
Emerging Markets	117,159	11	14,915	2	16,757	12	102,244	NM	(1,842)	(11)
Total segment profit	882,291	25	720,652	29	366,666	31	161,639	22	353,986	97
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
NM — Not meaningful
Total segment profit increased $161.6 million, or 22%, to $882.3 million in 2012, compared with $720.7 million in 2011, mainly attributable to the effect of the following factors:

•	in the U.S. Dermatology segment:

•
an increase in contribution of $391.2 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from the product sales of Dermik, Ortho Dermatologics, OraPharma, Medicis and University Medical, including the impact of acquisition accounting adjustments related to inventory of $41.3 million, in the aggregate; and

•
an increase in contribution from product sales from the existing business of $160.6 million (including a favorable impact of $7.8 million related to the Merger-related acquisition accounting adjustments related to inventory in 2011 that did not similarly occur in 2012), driven by (i) continued growth of the core dermatology brands, including Zovirax®, Elidel®, Acanya® and CeraVe®, and the growth of these seasonal brands has increased the impact of seasonality on our business, particularly during the third quarter “back to school” season and (ii) a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights to Zovirax®, such that we retain a greater share of the economic interest in the brand.

Those factors were partially offset by:

•	an increase in operating expenses (including amortization expense) of $211.1 million in 2012, primarily associated with the acquisitions of new businesses within the segment;

•
a decrease in contribution of $72.3 million in 2012, primarily related to divestitures and discontinuations. The largest contributor to the decrease was a reduction in IDP-111 royalty revenue of $42.8 million in 2012, as a result of the sale of IDP-111 in February 2012; and

•	a decrease in service revenue contribution of $6.7 million in 2012.

•	in the U.S. Neurology and Other segment:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga™; and

•
an increase in contribution from product sales from the existing business, excluding the declines described below, of $33.3 million, including the impact from higher sales of Xenazine® which carries a lower margin than the rest of the neurology portfolio (also including a favorable impact of $9.3 million related to the Merger-related acquisition accounting adjustments related to inventory in 2011 that did not similarly occur in 2012).

Those factors were more than offset by:

•	higher amortization expense of $109.8 million in 2012 related to ezogabine/retigabine, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011;

•	lower sales of higher margin products such as Cardizem® CD, Diastat®, Ultram® ER and Wellbutrin XL®, which resulted in a decrease in contribution of $71.0 million, in the aggregate, in 2012; and

•	alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment received from GSK in connection with the launch of Trobalt®.

•	in the Canada and Australia segment:

•
an increase in contribution of $103.9 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions in 2012, primarily from the sale of iNova, Dermik and Afexa products, including the impact of acquisition accounting adjustments related to inventory of $26.6 million, in the aggregate, in 2012;

•
an increase in contribution from product sales from the existing business (excluding the declines described below) of $39.4 million in 2012, including a favorable impact of $3.3 million related to the Merger-related acquisition accounting adjustments related to inventory in 2011 that did not similarly occur in 2012; and

•	incremental contribution from service revenue of $3.6 million in 2012, primarily from the Dermik acquisition.
Those factors were more than offset by:

•	an increase in operating expenses (including amortization expense) of $167.5 million in 2012, primarily associated with the acquisitions of new businesses within the segment; and

•	lower sales of Cesamet®, which resulted in a decrease in contribution of $34.1 million, in the aggregate, in 2012.

•	in the Emerging Markets segment:

•
an increase in contribution of $202.3 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, in 2012, primarily from the sale of iNova, Sanitas, PharmaSwiss, Probiotica and Gerot Lannach products, including lower acquisition accounting adjustments related to inventory of $21.0 million, in the aggregate, in 2012;

•
an increase in contribution from product sales from the existing business of $39.0 million in 2012, including a favorable impact of $6.8 million related to the Merger-related acquisition accounting adjustments related to inventory in 2011 that did not similarly occur in 2012; and

•	an increase in alliance revenue of $14.4 million.
Those factors were partially offset by:

•	an increase in operating expenses (including amortization expense) of $109.6 million in 2012, primarily associated with the acquisitions of new businesses within the segment;

•	a negative foreign currency exchange impact on the existing business contribution of $33.2 million in 2012; and

•	a negative impact from divestitures and discontinuations of $10.6 million in 2012.
Total segment profit increased $354.0 million, or 97%, to $720.7 million in 2011, compared with $366.7 million in 2010, mainly attributable to the effect of the following factors:

•	in the U.S. Dermatology segment:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
an increase in contribution of $154.4 million, in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from the product sales of Valeant, Elidel® and Xerese®, Dermik and Ortho Dermatologics, including the impact of acquisition accounting adjustments related to inventory of $9.5 million, in the aggregate;

•
an increase in alliance revenue contribution of $70.4 million primarily related to the revenue from Valeant and the alliance revenue related to the out-license of the Cloderm® product rights in the first quarter of 2011;

•	an increase in contribution from product sales from the existing business of $60.8 million driven by a growth of the core dermatology brands, including Zovirax®, CeraVe®, and Acanya®;

•
a favorable impact of $48.7 million in 2011 due to the effect of a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights, such that we retain a greater share of the economic interest in the brand; and

•	an increase in service revenue contribution of $7.5 million in 2011, primarily from the Valeant acquisition.
Those factors were partially offset by:

•	an increase in operating expenses (including amortization expense) of $200.3 million in 2011, primarily associated with the acquisitions of new businesses within the segment; and

•	a decrease in contribution of $4.9 million in 2011 related to divestitures and discontinuations.

•	in the U.S. Neurology and Other segment:

•
an increase in contribution of $140.5 million from all 2010 acquisitions primarily from the product sales of Valeant, including the impact of acquisition accounting adjustments related to inventory of $9.3 million;

•
an increase in contribution from product sales from the existing business of $55.6 million (excluding the impact of generic competition described below) primarily driven by Xenazine® product sales; and

•	alliance revenue of $40.0 million in the second quarter of 2011 related to the Trobalt® milestone payment from GSK;.
Those factors were partially offset by:

•	an increase in operating expenses (including amortization expense) of $41.8 million in 2011, primarily associated with the acquisitions of new businesses within the segment; and

•	lower sales of higher margin products such as Wellbutrin XL®, Diastat®, Cardizem® CD and Ultram® ER, which resulted in a decrease in contribution of $27.4 million in 2011.

•	in the Canada and Australia segment:

•
an increase in contribution of $99.0 million, in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from the product sales of Valeant and Afexa, including the impact of acquisition accounting adjustments related to inventory of $9.6 million, in the aggregate;

•
an increase in contribution from product sales from the existing business of $16.3 million, which includes the positive contribution impact from product sales of Wellbutrin® XL due to higher sales of Wellbutrin® XL reflecting repositioning of product promotion; and

•	an increase in service revenue contribution of $1.5 million in 2011, primarily from the Valeant acquisition.
Those factors were partially offset by:

•	an increase in operating expenses (including amortization expense) of $62.5 million in 2011, primarily associated with the acquisitions of new businesses within the segment.

•	in Emerging Markets segment:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
an increase in contribution of $270.4 million, in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from the product sales of Valeant, PharmaSwiss and Sanitas, including the impact of acquisition accounting adjustments related to inventory of $30.8 million, in the aggregate;

•	a positive foreign exchange impact on the existing business contribution of $11.1 million in 2011;

•	an increase in contribution from product sales from the existing business of $9.0 million; and

•	an increase in service revenue contribution of $8.3 million in 2011, primarily from the PharmaSwiss acquisition.
Those factors were more than offset by:

•	an increase in operating expenses (including amortization expense) of $302.4 million in 2011, primarily associated with the acquisitions of new businesses within the segment.
Operating Expenses
The following table displays the dollar amount of each operating expense category for each of the last three years, the percentage of each category compared with total revenues in the respective year, and the dollar and percentage changes in the dollar amount of each category. Percentages may not sum due to rounding.

	Years Ended December 31,						Change
	2012		2011		2010		2011 to 2012		2010 to 2011
($ in 000s)	$	%(1)	$	%(1)	$	%(1)	$	%	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	921,533	26	683,750	28	395,595	33	237,783	35	288,155	73
Cost of alliance and service revenues	116,983	3	43,082	2	10,155	1	73,901	172	32,927	NM
Selling, general and administrative	756,083	21	572,472	23	276,546	23	183,611	32	295,926	107
Research and development	79,052	2	65,687	3	68,311	6	13,365	20	(2,624)	(4)
Amortization of intangible assets	928,885	26	557,814	23	219,758	19	371,071	67	338,056	154
Restructuring, integration and other costs	344,387	10	97,667	4	140,840	12	246,720	NM	(43,173)	(31)
In-process research and development impairments and other charges	189,901	5	109,200	4	89,245	8	80,701	74	19,955	22
Acquisition-related costs	78,604	2	32,964	1	38,262	3	45,640	NM	(5,298)	(14)
Legal settlements	56,779	2	11,841	—	52,610	4	44,938	NM	(40,769)	(77)
Acquisition-related contingent consideration	(5,266)	—	(10,986)	—	—	—	5,720	(52)	(10,986)	NM
Total operating expenses	3,466,941	98	2,163,491	88	1,291,322	109	1,303,450	60	872,169	68
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold
Cost of goods sold includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or market adjustments to inventories. Cost of goods sold excludes the amortization of intangible assets described separately below under “— Amortization of Intangible Assets”.
Cost of goods sold increased $237.8 million, or 35%, to $921.5 million in 2012, compared with $683.8 million in 2011. The percentage increase in cost of goods sold in 2012 was lower than the corresponding 47% increase in product sales in 2012, respectively, primarily due to:

•	a favorable impact from product mix and the benefits realized from worldwide manufacturing rationalization initiatives; and

•
the effect of the lower supply price for Zovirax® inventory purchased from GSK as a result of a new supply agreement that became effective with the acquisition of the U.S. rights to Zovirax®, which favorably impacted cost of goods sold during the first and second quarters of 2012.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

These factors were partially offset by:

•	an unfavorable foreign exchange impact on contribution, as the foreign exchange benefit to Cost of Goods Sold was more than offset by the negative foreign exchange impact on product sales;

•	increased sales of Xenazine® which has a lower margin than the rest of the neurology portfolio;

•	decreased sales of Cesamet® in Canada which has a higher margin than the rest of the Canadian portfolio; and

•
the impact of higher acquisition accounting adjustments of $19.5 million, to $78.8 million in 2012, compared with $59.3 million in 2011, related to acquired inventories that were subsequently sold in 2012.

Cost of goods sold increased $288.2 million, or 73%, to $683.8 million in 2011, compared with $395.6 million in 2010. The cost of goods sold as a percentage of total revenue decreased from 33% in 2010 to 28% in 2011, primarily due to the effect of a lower supply price for Zovirax® inventory purchased from GSK, as a result of a new supply agreement that became effective with the acquisition of the U.S. rights to Zovirax®, which favorably impacted cost of goods sold by $48.7 million in 2011.
Cost of Alliance and Service Revenues
Cost of alliance and services revenues reflects the costs associated with providing contract services to, and generating alliance revenue from, external customers.
Cost of alliance and service revenues increased $73.9 million, or 172%, to $117.0 million in 2012, compared with $43.1 million in 2011, primarily due to the inclusion of the carrying amounts of the IDP-111 and 5-FU intangible assets of $69.2 million, in the aggregate, which were expensed on the sale of these products in the first quarter of 2012, and the inclusion of cost of service revenue from Dermik of $35.7 million, partially offset by the $30.7 million carrying amount of the Cloderm® intangible asset, which was expensed on the out-license of the product rights in the first quarter of 2011.
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
Selling, general and administrative expenses increased $183.6 million, or 32%, to $756.1 million in 2012, compared with $572.5 million in 2011 (as a percentage of revenue, Selling, general and administrative expenses decreased to 21% in 2012 as compared to 23% in 2011), primarily due to:

•
increased expenses in our U.S Dermatology segment ($112.9 million), Canada and Australia segment ($59.0 million) and Emerging Markets segment ($48.2 million), primarily driven by the acquisitions of new businesses within these segments.

This factor was partially offset by:

•
decreases of $24.9 million in share-based compensation expense charged to selling, general and administrative expenses in 2012, primarily due to the vesting of performance stock units as a result of achieving specified performance criteria recognized in 2011 and the impact of the stock option modification recognized in the first quarter of 2011, partially offset by an incremental charge of $4.8 million in 2012 as some of our performance-based RSU grants triggered a partial payout as a result of achieving certain share price appreciation conditions. Refer to note 17 to the 2012 Financial Statements for further details.

Selling, general and administrative expenses increased $295.9 million, or 107%, to $572.5 million in 2011, compared with $276.5 million in 2010, primarily due to:

•
the addition of Valeant’s selling, general and administrative expenses, including incremental advertising costs of $64.4 million, partially offset by the realization of operating synergies and cost savings from the Merger;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
Research and development expenses increased $13.4 million, or 20%, to $79.1 million in 2012, compared with $65.7 million in 2011, primarily reflecting spending for a Phase 4 study for Wellbutrin XL® and life-cycle management programs, partially offset by lower spending on ezogabine/retigabine reflecting the U.S. launch in the second quarter of 2012 and the IDP-108 program (an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails). In July 2012, the Company submitted an NDA with the FDA for IDP-108, also known as efinaconazole, and we have received a Prescription Drug User Fee Act (“PDUFA”) date of May 24, 2013 with respect to this application.
Research and development expenses declined $2.6 million, or 4%, to $65.7 million in 2011, compared with $68.3 million in 2010, which was attributable to the net effect of the termination of certain of our specialty CNS drug development programs in the fourth quarter of 2010 partially offset by the addition of a full year of Valeant’s research and development expenses in 2011.
Amortization of Intangible Assets
Amortization expense increased $371.1 million, or 67%, to $928.9 million in 2012, compared with $557.8 million in 2011, primarily due to (i) the amortization of the iNova, Dermik, Ortho Dermatologics, OraPharma, Sanitas, Gerot Lannach, PharmaSwiss and Medicis identifiable intangible assets of $210.5 million, in the aggregate, in 2012, (ii) higher amortization of ezogabine/retigabine of $109.8 million in 2012, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011, (iii) impairment charges of $31.3 million related to the write-down of the carrying values of intangible assets related to certain suncare and skincare brands sold primarily in Australia, which are classified as assets held for sale as of December 31, 2012, to their estimated fair values less costs to sell, (iv) an $18.7 million impairment charge related to the write-down of the carrying value of the Dermaglow® intangible asset, which is classified as an asset held for sale as of December 31, 2012, to its estimated fair value less costs to sell, and (v) impairment charges of $13.3 million related to the discontinuation of certain products in the Brazilian and Polish markets. As part of our ongoing assessment of potential impairment indicators related to our intangible assets, we will closely monitor the performance of our product portfolio, including ezogabine/retigabine which is marketed under a collaboration agreement with GSK and has an intangible asset with a carrying amount of $682.5 million as of December 31, 2012. If our assessment reveals indications of impairment to our assets, we may determine that an impairment charge is necessary and such charge could be material.
Amortization expense increased $338.1 million, or 154%, to $557.8 million in 2011, compared with $219.8 million in 2010, primarily due to (i) the amortization of the Valeant, PharmaSwiss, Elidel®/Xerese®, Zovirax®, and Sanitas identifiable intangible assets of $331.8 million, in the aggregate, in 2011; and (ii) $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell.
Restructuring, Integration and Other Costs
We recognized restructuring, integration, and other costs of $344.4 million in 2012, compared with $97.7 million and $140.8 million in 2011 and 2010, respectively, primarily related to the Medicis acquisition, the Merger, and other acquisitions. Refer to note 6 to the 2012 Financial Statements for further details.
In-Process Research and Development Impairments and Other Charges
In-process research and development impairments and other charges represents impairments and other costs associated with compounds, new indications, or line extensions under development that have not received regulatory approval for marketing at the time of acquisition. IPR&D acquired through an asset acquisition is written off at the acquisition date if the assets have no alternative future use. IPR&D acquired in a business combination is capitalized as indefinite-lived intangible assets (irrespective

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of whether these assets have an alternative future use) until completion or abandonment of the related research and development activities. Costs associated with the development of acquired IPR&D assets are expensed as incurred.
In 2012, we recorded charges of $189.9 million, primarily due to (i) $133.4 million for the write-off of an acquired IPR&D asset related to the IDP-107 dermatology program, which was acquired in September 2010 as part of the Merger, (ii) an impairment charge of $24.7 million related to a Xerese® life-cycle product due to higher projected development spend and revised timelines for potential commercialization, (iii) $12.0 million related to a payment to terminate a research and development commitment with a third party, (iv) $5.0 million related to an upfront payment to acquire the North American rights to Emervel®, (v) $5.0 million related to the IDP-108 program, including an upfront payment to expand our rights to IDP-108 to include additional territories as well as a milestone payment, and (vi) $4.3 million related to the write-off of an acquired IPR&D asset related to the termination of the MC5 program (a topical treatment for acne vulgaris), acquired as part of the Ortho Dermatologics acquisition in 2011. With respect to the IDP-107 program mentioned above, through discussion with various internal and external Key Opinion Leaders, we completed our analysis of the Phase 2 study results for IDP-107 during the third quarter of 2012. This led to our decision in the third quarter of 2012 to terminate the program and fully impair the asset. As attempts to identify a partner for the program were not successful, we do not believe the program has value to a market participant.
In 2011, we recorded charges of $109.2 million related to the impairment of acquired IPR&D assets relating to the A002, A004, and A006 programs acquired as part of the Aton acquisition in 2010, as well as the IDP-109 and IDP-115 dermatology programs ($105.2 million). The impairment charges were triggered in the fourth quarter of 2011 due to unfavorable study results, feedback received from the FDA which would result in the incurrence of higher costs to perform additional studies, reassessment of risk and the probability of success, and/or pipeline prioritization decisions resulting in the re-allocation of our resources to other research and development (“R&D”) programs. In addition in 2011, we recorded a charge of $4.0 million related to the acquisition of the Canadian rights to Lodalis™, which was accounted for as a purchase of IPR&D assets with no alternative future use.
Acquisition-Related Costs
Acquisition-related costs increased $45.6 million, to $78.6 million in 2012, compared with $33.0 million in 2011, reflecting increased acquisition activity during 2012, primarily driven by costs associated with the Medicis acquisition. The Medicis costs included $39.2 million of expenses incurred with respect to an agreement with Galderma S.A (“Galderma”) which, among other things, resolved all claims asserted in Galderma’s pending litigation related to our acquisition of Medicis. Refer to note 3 to the 2012 Financial Statements for further details.
Acquisition-related costs declined $5.3 million, or 14%, to $33.0 million in 2011, compared to $38.3 million in 2010, reflecting lower Merger-related expenses incurred in 2011, partially offset by acquisition-related expenses for PharmaSwiss, Sanitas, Dermik, Ortho Dermatologics, Afexa and iNova.
Legal Settlements
In 2012, we recorded legal settlement charges of $56.8 million, primarily due to a settlement of antitrust litigation and the associated legal fees. Refer to note 24 to the 2012 Financial Statements for further details.
In 2011, we recorded legal settlement charges of $11.8 million primarily due to the settlement of litigation and disputes related to revenue-sharing arrangements with, or other payment obligations to, third parties.
In 2010, we recorded legal settlement charges of $52.6 million in connection with agreements or agreements in principle to settle certain Biovail legacy litigation and regulatory matters.
Acquisition-Related Contingent Consideration
In 2012, we recognized an acquisition-related contingent consideration gain of $5.3 million, primarily driven by (1) a net gain of $10.3 million related to the iNova acquisition due to changes in the estimated probability of achieving the related milestones, partially offset by (2) a net loss of $6.5 million related to the Elidel®/Xerese® license agreement entered into in June 2011, due to fair value adjustments to reflect accretion for the time value of money, partially offset by changes in the projected revenue forecast. Refer to note 3 to the 2012 Financial Statements for further details.
In 2011, we recognized an acquisition-related contingent consideration gain of $11.0 million, primarily driven by the changes in fair value of acquisition-related contingent consideration as follows: (1) a gain of $13.2 million and $9.2 million related to the PharmaSwiss and Aton acquisitions, respectively, partially offset by (2) a loss of $11.2 million related to the Elidel®/Xerese® license agreement entered into in June 2011.
Non-Operating Income (Expense)

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table displays each non-operating income or expense category for each of the last three years, and the dollar and percentage changes in the dollar amount of each category.

	Years Ended December 31,			Change
	2012	2011	2010	2011 to 2012		2010 to 2011
($ in 000s; Income (Expense))	$	$	$	$	%	$	%
Interest income	5,986	4,084	1,294	1,902	47	2,790	NM
Interest expense	(473,396)	(333,041)	(84,307)	(140,355)	42	(248,734)	NM
Write-down of deferred financing charges	(8,200)	(1,485)	(5,774)	(6,715)	NM	4,289	(74)
Loss on extinguishment of debt	(20,080)	(36,844)	(32,413)	16,764	(45)	(4,431)	14
Foreign exchange and other	19,721	26,551	574	(6,830)	(26)	25,977	NM
Gain (loss) on investments, net	2,056	22,776	(5,552)	(20,720)	(91)	28,328	NM
Total non-operating expense	(473,913)	(317,959)	(126,178)	(155,954)	49	(191,781)	152
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $140.4 million, or 42%, to $473.4 million in 2012, compared with $333.0 million in 2011, primarily reflecting the following:

•	interest expense of $167.9 million, in the aggregate, in 2012, related to the borrowings under our senior secured credit facilities and our senior notes.
This factor was partially offset by:

•
a decrease of $10.7 million in 2012, related to the repurchases and the settlement of 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”) (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	a decrease of $10.0 million in 2012 due to the repayment of our previous term loan A facility in the first quarter of 2011;

•	a decrease of $4.8 million in 2012 due to an adjustment to amortization of debt issuance costs related to a prior period; and

•	a decrease of $4.4 million in 2012 related to the redemption of 4.0% convertible subordinated notes due 2013 (the “4% Convertible Notes”) in the second quarter of 2011.
Interest expense in 2012 includes non-cash amortization of debt discounts and deferred financing costs of $28.2 million, in the aggregate.
Interest expense increased $248.7 million to $333.0 million in 2011, compared with $84.3 million in 2010, reflecting $243.4 million related to the legacy Valeant debt assumed as of the Merger Date (partially reduced by the repayment of the Term Loan A Facility in the first quarter of 2011) and the post-Merger issuances of senior notes in the fourth quarter of 2010 and first quarter of 2011, $25.3 million related to the borrowings under our senior secured term loan facility in the third quarter of 2011 and the borrowings under our senior secured credit facilities in the fourth quarter of 2011, partially offset by a decrease of $19.2 million in interest expense related to the repurchases of 5.375% Convertible Notes (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”). Interest expense in 2011 includes non-cash amortization of debt discounts and deferred financing costs of $25.6 million, in the aggregate.
Write-Down of Deferred Financing Charges
In 2012, we recorded a write-off of $8.2 million of deferred financing costs primarily due to the termination of the commitment letter entered into in connection with the financing of the Medicis acquisition. Refer to note 14 to the 2012 Financial Statements for further details.
In 2011, we recorded $1.5 million of charges primarily due to a write-off of $1.0 million of deferred financing costs as a result of the amendment and restatement of the credit agreement on October 20, 2011.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In 2010, we recorded a write-off of $5.8 million of deferred financing costs as a result of the termination of the Biovail secured revolving credit facility as of the Merger Date.
Loss on Extinguishment of Debt
In 2012, we recognized losses of $20.1 million, mainly on refinancing of our term loan B facility on October 2, 2012 and the settlement of the 5.375% Convertible Notes (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
In 2011, we recognized losses of $36.8 million, primarily related to the repurchase of a portion of the 5.375% Convertible Notes ($31.6 million) (as described below under “Financial Condition, Liquidity and Capital Resources — 2010 Securities Repurchase Program and 2011 Securities Repurchase Program”) and the share settlement of the 4.0% Convertible Notes ($4.7 million) (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
In 2010, we recognized losses of $32.4 million, primarily related to the repurchase of a portion of the 5.375% Convertible Notes ($20.7 million) (as described below under “Financial Condition, Liquidity and Capital Resources — 2010 Securities Repurchase Program”) and on the cash settlement of the written call options on our common shares ($10.1 million).
Foreign Exchange and Other
Foreign exchange and other gain decreased $6.8 million, or 26%, to $19.7 million in 2012, compared with $26.6 million in 2011. The gain in 2012 was primarily due to a gain of $29.4 million related to an intercompany loan that was not designated as permanent in nature, and therefore the impact of changes in foreign currency exchange rates was recognized in our consolidated statements of (loss) income. As of December 31, 2012, $24.0 million of the gain on the intercompany loan was realized, all of which was realized during the first quarter of 2012. This was partially offset by the translation losses from our European operations in 2012.
Foreign exchange and other increased $26.0 million to $26.6 million in 2011, compared with $0.6 million in 2010, primarily due to the $16.4 million and $2.7 million net gains realized on foreign currency forward contracts entered in connection with the acquisitions of iNova and PharmaSwiss, respectively, in 2011.
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
In August 2010, we disposed of our entire portfolio of auction rate securities for cash proceeds of $1.4 million and recorded a loss related to an other-than-temporary decline in the estimated fair value these securities of $5.6 million in 2010.
Income Taxes
The following table displays the dollar amount of the current and deferred provisions for income taxes for each of the last three years, and the dollar and percentage changes in the dollar amount of each provision. Percentages may not sum due to rounding.

	Years Ended December 31,			Change
	2012	2011	2010	2011 to 2012		2010 to 2011
($ in 000s; (Income) Expense)	$	$	$	$	%	$	%
Current income tax expense	63,526	39,891	27,333	23,635	59	12,558	46
Deferred income tax benefit	(341,729)	(217,450)	(55,403)	(124,279)	57	(162,047)	NM
Total recovery of income taxes	(278,203)	(177,559)	(28,070)	(100,644)	57	(149,489)	NM
____________________________________
NM — Not meaningful
In 2012, our effective tax rate was impacted by (i) the release of valuation allowance against a portion of the deferred tax assets in respect of our Canadian tax attributes recognized to the extent of deferred tax liabilities from acquisition; (ii) the increase in liabilities for uncertain tax positions; (iii) the increase of taxable foreign income in Canada; (iv) non-deductible stock based compensation and realized foreign exchange gains where a full valuation allowance is recorded against tax loss carryforwards, (v) income earned in jurisdictions with a lower statutory rate than in Canada; (vi) losses in a jurisdiction with a higher statutory

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

tax rate than in Canada, and (vii) non-deductible transaction costs incurred in connection with the Medicis acquisition.
In each of the fourth quarters of 2011 and 2010, we assessed the realizability of a portion of our deferred tax assets related to operating loss carryforwards in the U.S. In 2011, management determined that U.S. federal losses previously subject to a valuation allowance due to limitation restrictions should be written off and the corresponding valuation allowance reversed as of December 31, 2011. In Canada, we released valuation allowance against a portion of the deferred tax assets in respect of our Canadian tax attributes recognized to the extent of deferred tax liabilities from acquisition. In 2010, the Merger resulted in U.S. federal and state tax loss carryforwards becoming subject to the ownership change limitations of the U.S. Internal Revenue Code and similar state legislation. As a result, we increased the valuation allowance by $45.4 million in the fourth quarter of 2010, with a corresponding decrease to net income. In Canada, due to deferred tax liabilities arising from the Merger, we reduced valuation allowance by $46.9 million in the fourth quarter of 2010, with a corresponding increase to net income. In determining the amount of the valuation allowance that was necessary, we considered the amount of U.S. tax loss carryforwards, Canadian tax loss carryforwards, scientific research and experimental development pool, and investment tax credits that we would more likely than not be able to utilize based on future sources of income.
SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following table presents a summary of our unaudited quarterly results of operations and operating cash flows in 2012 and 2011:

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
($ in 000s)	$	$	$	$	$	$	$	$
Revenue	856,103	820,090	884,140	986,293	565,026	609,387	600,584	688,453
Expenses	794,607	733,280	854,676	1,084,378	490,283	490,921	488,226	694,061
Operating income (loss)	61,496	86,810	29,464	(98,085)	74,743	118,466	112,358	(5,608)
Net (loss) income	(12,921)	(21,607)	7,645	(89,142)	6,482	56,360	40,862	55,855
Basic (loss) earnings per share	(0.04)	(0.07)	0.03	(0.29)	0.02	0.19	0.13	0.18
Diluted (loss) earnings per share	(0.04)	(0.07)	0.02	(0.29)	0.02	0.17	0.13	0.18
Net cash provided by operating activities	167,230	254,602	166,827	67,919	86,330	190,656	173,707	189,780
Fourth Quarter of 2012 Compared to Fourth Quarter of 2011
Results of Operations
Total revenues increased $297.8 million, or 43%, to $986.3 million in the fourth quarter of 2012, compared with $688.5 million in the fourth quarter of 2011, reflecting the following factors:

•
incremental product sales revenue of $112.3 million, in the aggregate, from all 2011 acquisitions in the fourth quarter of 2012, primarily from Dermik, iNova, Ortho Dermatologics and Afexa. We also recognized incremental product sales revenue of $146.0 million, in the aggregate, from all 2012 acquisitions in the fourth quarter of 2012, primarily from Medicis, OraPharma, Probiotica, Gerot Lannach, J&J North America, Atlantis and University Medical. The incremental product sales revenue from the 2011 and 2012 acquisitions includes a negative foreign exchange impact of $2.6 million, in the aggregate, in the fourth quarter of 2012;

•
incremental product sales revenue of $74.5 million in 2012, related to growth from the existing business, excluding the impact of generic competition in the U.S. Neurology and Other segment and the Canada and Australia segment described below;

•	an increase in alliance revenue of $14.0 million in the fourth quarter of 2012 in our Emerging Markets segment; and

•	incremental service revenue of $7.4 million in 2012, primarily from the Dermik acquisition.
Those factors were partially offset by:

•
decrease in product sales of Cardizem® CD, Diastat® and Ultram® in the U.S. Neurology and Other segment of $18.4 million, or 63%, in the aggregate, to $10.9 million in the fourth quarter of 2012, compared with $29.3 million in the fourth quarter of 2011, due to generic competition;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
a negative impact from divestitures and discontinuations of $17.5 million in 2012, including a decrease of $12.3 million in the fourth quarter of 2012, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012; and

•
decrease in product sales of Cesamet® in the Canada and Australia segment of $16.0 million, or 91%, to $1.6 million in the fourth quarter of 2012, compared with $17.6 million in the fourth quarter of 2011, due to generic competition.

Net loss was $89.1 million in the fourth quarter of 2012, compared with net income of $55.9 million in the fourth quarter of 2011, reflecting the following factors:

•
an increase of $172.5 million in restructuring, integration and other costs primarily related to restructuring and integration costs associated with the Medicis acquisition. Refer to note 6 to the 2012 Financial Statements for further details;

•
an increase of $106.7 million in amortization expense primarily related to (i) the acquired identifiable intangible assets of iNova, Medicis, OraPharma, Ortho Dermatologics, Dermik and Gerot Lannach of $51.2 million, (ii) higher amortization of ezogabine/retigabine of $23.9 million, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011, and (iii) incremental impairment charges of $22.3 million related to the write-downs of held for sale assets to their estimated fair values less costs to sell. Refer to note 7 to the 2012 Financial Statements for additional information regarding assets classified as held for sale and the related impairment charges;

•
an increase of $61.0 million in interest expense, mainly related to the issuances of senior notes in the fourth quarter of 2012 and the borrowings under our senior secured credit facilities (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
an increase of $56.2 million in selling, general and administrative expenses primarily due to increased expenses in our U.S. Dermatology segment ($34.5 million), Canada and Australia segment ($11.5 million) and Emerging Markets segment ($11.4 million), primarily driven by the acquisitions of new businesses within these segments;

•	an increase of $32.5 million in acquisition-related costs primarily driven by costs associated with the Medicis acquisition;

•
a $16.4 million gain realized on a foreign currency forward contract entered into in connection with the iNova acquisition in the fourth quarter of 2011 that did not similarly occur in the fourth quarter of 2012; and

•	a $14.1 million increase in loss on extinguishment of debt mainly related to the refinancing of our term loan B facility on October 2, 2012.
Those factors were partially offset by:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $199.3 million, mainly related to the incremental contribution of Medicis, Dermik, iNova, OraPharma, Ortho Dermatologics, Probiotica and Gerot Lannach;

•
a decrease of $65.2 million in in-process research and development impairments and other charges mainly due to the write-off of the $105.2 million of acquired IPR&D assets relating to the A002, A004, and A006 programs acquired as part of the Aton acquisition in 2010, as well as the IDP-109 and IDP-115 dermatology programs in the fourth quarter of 2011 that did not similarly occur in the fourth quarter of 2012. This was partially offset by impairment charges recognized in the fourth quarter of 2012 as follows: (i) $24.7 million related to a Xerese® life-cycle product due to higher projected development spend and revised timelines for potential commercialization and (ii) $5.0 million related to an upfront payment to acquire the North American rights to Emervel®; and

•	an increase in the recovery of income taxes of $52.9 million primarily due to fourth quarter 2012 impairments and the Medicis related acquisition costs.
Cash Flows From Operations
Net cash provided by operating activities decreased $121.9 million, or 64%, to $67.9 million in the fourth quarter of 2012, compared with $189.8 million in the fourth quarter of 2011, primarily due to:

•	higher payments of $170.0 million related to restructuring, integration and other costs in the fourth quarter of 2012, primarily driven by the Medicis acquisition; and

•	a decrease in contribution of $32.5 million, in the aggregate, from Cardizem® CD, Cesamet®, Ultram® ER and Diastat® product sales in the fourth quarter of 2012.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Those factors were partially offset by:

•
an increase in cash from working capital of $27.6 million primarily related to (i) a decrease in accounts receivable of $40.6 million due to the collections of accounts receivable that were outstanding as of the end of third quarter of 2012, (ii) an increase in liabilities of $24.2 million related to the portion of Medicis acquisition-related costs for the Galderma agreement (as described above under “Results of Operations — Operating Expenses — Acquisition-Related Costs”) that remained unpaid as of December 31, 2012, and (iii) the impact of the changes related to timing of other receipts and payments in the ordinary course of business. These increases in cash were partially offset by $105.5 million of payments related to transaction-related costs (adviser fees, legal fees, and compensation-related costs including the pay-out of stock appreciation rights) incurred by legacy Medicis in connection with the acquisition;

•
the inclusion of cash flows from the operations in the fourth quarter of 2012 from (i) the 2011 acquisitions, primarily the Dermik, Ortho Dermatologics, iNova and Afexa acquisitions, and (ii) all 2012 acquisitions, primarily the acquisitions of Medicis, OraPharma, Probiotica and certain assets of Gerot Lannach, University Medical and Atlantis; and

•	incremental cash flows from continued growth in the existing business.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table presents a summary of our financial condition as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	916,091	164,111	751,980	NM
Long-lived assets(1)	14,912,759	11,637,232	3,275,527	28
Long-term debt, including current portion	(11,015,625)	(6,651,011)	(4,364,614)	66
Shareholders’ equity	3,717,398	3,929,830	(212,432)	(5)
____________________________________

(1)	Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents increased $752.0 million to $916.1 million as of December 31, 2012 compared with $164.1 million at December 31, 2011, which primarily reflected the following sources of cash:

•
$2,217.2 million of net proceeds on the issuance of senior notes in the fourth quarter of 2012 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$1,275.2 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$974.0 million of net borrowings under our incremental term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$656.6 million in operating cash flows, which includes the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga™ in the second quarter of 2012;

•	the proceeds of $615.4 million on the sale of marketable securities assumed in connection with the Medicis acquisition; and

•	$66.3 million of cash proceeds related to the sale of the IDP-111 and 5-FU products in the first quarter of 2012.
Those factors were partially offset by the following uses of cash:

•
$3,558.8 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the Medicis, OraPharma, Gerot Lannach, QLT, J&J North America, Probiotica, Atlantis, University Medical and J&J ROW acquisitions;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	$544.2 million repayment of long-term debt assumed in connection with the Medicis acquisition in December 2012;

•	$280.7 million related to the repurchase of our common shares (as described below under “Financial Condition, Liquidity and Capital Resources — 2011 Securities Repurchase Program”);

•	$220.0 million repayment under our revolving credit facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$111.3 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	purchases of property, plant and equipment of $107.6 million;

•	contingent consideration payments within financing activities of $103.9 million primarily related to the Elidel®/Xerese® license agreement entered into in June 2011 and the PharmaSwiss acquisition;

•
$62.1 million related to the settlement of the 5.375% Convertible Notes in the third quarter of 2012 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•	$37.9 million repayment of long-term debt assumed in connection with the OraPharma acquisition in June 2012.
Long-Lived Assets
Long-lived assets increased $3,275.5 million, or 28%, to $14,912.8 million as of December 31, 2012, compared with $11,637.2 million at December 31, 2011, primarily due to:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2012 acquisitions of $4,185.7 million, in the aggregate, primarily related to the Medicis, OraPharma, Gerot Lannach, QLT, J&J North America, Probiotica, University Medical, Atlantis and J&J ROW acquisitions;

•	an increase from foreign currency exchange of $189.9 million; and

•	purchases of property, plant and equipment of $107.6 million.
Those factors were partially offset by:

•	the depreciation of property, plant and equipment and amortization of intangible assets of $986.2 million in the aggregate;

•	the write-offs of IPR&D assets of $162.4 million, in the aggregate, primarily relating to the IDP-107 dermatology program and a Xerese® life-cycle product;

•	the carrying amount of $60.5 million, in the aggregate, related to certain suncare and skincare brands primarily sold in Australia, which were reclassified to assets held for sale; and

•	the sale of a manufacturing facility acquired in the iNova transaction for $10.2 million in the third quarter of 2012.
Long-term Debt
Long-term debt (including the current portion) increased $4,364.6 million, or 66%, to $11,015.6 million as of December 31, 2012, compared with $6,651.0 million at December 31, 2011, primarily due to:

•
net borrowings of $2,217.2 million on the issuance of senior notes in the fourth quarter of 2012 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$1,275.2 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$974.0 million of net borrowings under our incremental term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•	the inclusion of the assumed long-term debt of Medicis of $778.0 million (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
Those factors were partially offset by:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	$544.2 million repayment of long-term debt assumed in connection with the Medicis acquisition in December 2012;

•	$220.0 million repayment under our revolving credit facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•	$111.3 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
Shareholders’ Equity
Shareholders’ equity decreased $212.4 million, or 5%, to $3,717.4 million as of December 31, 2012, compared with $3,929.8 million at December 31, 2011, primarily due to:

•	a decrease of $280.7 million related to the repurchase of our common shares in 2012;

•	a net loss of $116.0 million; and

•	a decrease of $43.8 million related to the settlement of the 5.375% Convertible Notes in 2012.
Those factors were partially offset by:

•
a positive foreign currency translation adjustment of $161.0 million to other comprehensive income (loss), mainly due to the impact of a weakening of the U.S. dollar relative to a number of other currencies, including the Polish zloty, Mexican peso, Canadian dollar and Lithuanian litas, which increased the reported value of our net assets denominated in those currencies, partially offset by the impact of a strengthening of the U.S. dollar relative to Brazil real and Australian dollar ; and

•	$66.2 million of share-based compensation recorded in additional paid-in capital.
Cash Flows
Our primary sources of cash include: the cash generated from operations, the issuance of long-term debt and borrowings under our senior secured credit facilities, and proceeds from the sale of non-core assets. Our primary uses of cash include: business development transactions, interest and principal payments, securities repurchases, restructuring activities, salaries and benefits, inventory purchases, research and development spending, sales and marketing activities, capital expenditures, legal costs, and litigation and regulatory settlements. The following table displays cash flow information for each of the last three years:

	Years Ended December 31,			Change
	2012	2011	2010	2011 to 2012		2010 to 2011
($ in 000s)	$	$	$	$	%	$	%
Net cash provided by operating activities	656,578	640,473	263,191	16,105	3	377,282	143
Net cash (used in) provided by investing activities	(2,965,721)	(2,808,508)	228,939	(157,213)	6	(3,037,447)	NM
Net cash provided by (used in) financing activities	3,057,368	1,948,165	(213,283)	1,109,203	57	2,161,448	NM
Effect of exchange rate changes on cash and cash equivalents	3,755	(10,288)	959	14,043	(136)	(11,247)	NM
Net increase (decrease) in cash and cash equivalents	751,980	(230,158)	279,806	982,138	NM	(509,964)	(182)
Cash and cash equivalents, beginning of year	164,111	394,269	114,463	(230,158)	(58)	279,806	NM
Cash and cash equivalents, end of year	916,091	164,111	394,269	751,980	NM	(230,158)	(58)
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $16.1 million, or 3%, to $656.6 million in 2012, compared with $640.5 million in 2011, primarily due to:

•
the inclusion of cash flows in 2012 from all 2011 acquisitions, primarily Elidel®/Xerese®, Sanitas, Dermik, Ortho Dermatologics, Afexa and iNova, as well as all 2012 acquisitions, primarily Medicis, OraPharma, Probiotica and certain assets of Gerot Lannach, University Medical and Atlantis, partially offset by the negative impact of foreign exchange related to these acquisitions and the existing business;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	an increase in cash flows from the operations of PharmaSwiss due to the full year-to-date impact in 2012;

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga™ in the second quarter of 2012; and

•	incremental cash flows from continued growth in the existing business.
Those factors were partially offset by:

•	higher payments of $236.4 million related to restructuring, integration and other costs in 2012, primarily driven by the Medicis acquisition;

•	a decrease of $173.1 million related to higher interest paid on long-term debt, mainly related to the borrowings under our senior secured credit facilities and our senior notes;

•
an increased investment in working capital of $116.2 million primarily related to (i) $105.5 million of payments related to transaction-related costs (adviser fees, legal fees, and compensation-related costs including the pay-out of stock appreciation rights) incurred by legacy Medicis in connection with the acquisition, (ii) investments of $68.8 million in inventory to support growth of the business and manufacturing integration initiatives, and (iii) an increase of $54.9 million in accounts receivable, reflecting the growth of the business. These decreases in cash were partially offset by (i) an increase in liabilities of $24.2 million related to the portion of Medicis acquisition-related costs for the Galderma agreement (as described above under “Results of Operations — Operating Expenses — Acquisition-Related Costs”) that remained unpaid as of December 31, 2012, and (ii) the impact of the changes related to timing of other receipts and payments in the ordinary course of business;

•	a decrease in contribution of $105.1 million, in the aggregate, from Cardizem® CD, Cesamet®, Ultram® ER, Diastat® and Wellbutrin XL® product sales in 2012;

•	the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt® in the second quarter of 2011;

•	an increase in payments of legal settlements and related costs of $15.3 million mainly related to the settlement of antitrust litigation in the second quarter of 2012; and

•	a $12.0 million payment related to the termination of a research and development commitment with a third party.
Net cash provided by operating activities increased $377.3 million, or 143%, to $640.5 million in 2011, compared with $263.2 million in 2010, primarily due to:

•	an increase in cash flows from the operations of Valeant due to the full year impact in 2011;

•	the inclusion of cash flows from the operations of PharmaSwiss, Elidel®/Xerese®, Sanitas, Dermik, Ortho Dermatologics and Afexa in 2011;

•	the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt®;

•	the increased contribution from Xenazine® and Zovirax® product sales of $38.1 million and $94.0 million, respectively, in 2011; and

•	a decrease in legal settlement payments of $17.9 million.
Those factors were partially offset by:

•	a decrease of $210.2 million related to higher interest paid on long-term debt, mainly due to the issuance of the senior notes in the first quarter of 2011; and

•
a decrease of $189.8 million related to changes in accounts receivable reflecting higher sales in the fourth quarter of 2011, the receivable from ValueAct related to withholding taxes on the March 2011 share repurchase, additions of Dermik and Ortho Dermatologics accounts receivable and timing of receipts in the normal course of business.

Investing Activities
Net cash used in investing activities increased $157.2 million, or 6%, to $2,965.7 million in 2012, compared with $2,808.5 million in 2011, primarily due to:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	an increase of $767.2 million in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate;

•	an increase of $49.1 million in purchases of property, plant and equipment;

•	an increase of $36.0 million related to the receipt of the up-front payment related to the out-license of Cloderm® in 2011 that did not similarly occur in 2012; and

•
a net increase of $21.3 million on the disposal of the Cephalon common stock in the first nine months of 2011, representing the excess of the $81.3 million in net proceeds received over the $60.0 million paid in 2011 to acquire the shares, which did not similarly occur in 2012.

Those factors were partially offset by:

•	a decrease of $615.4 million attributable to the proceeds related to the sale of marketable securities assumed in connection with the Medicis acquisition; and

•	a decrease of $66.3 million attributable to the cash proceeds related to the sale of the IDP-111 and 5-FU products in the first quarter of 2012.
Net cash used in investing activities was $2,808.5 million in 2011, compared with net cash provided by investing activities of $228.9 million in 2010, reflecting an increase of 3,037.4 million, primarily due to:

•
payments of $2,791.5 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets, mainly in respect of the PharmaSwiss, Sanitas, Zovirax®, Elidel®/Xerese®, Dermik, Ortho Dermatologics, Afexa and iNova acquisitions in 2011;

•	the non-recurrence of net cash acquired in the acquisition of Valeant in the prior year of $309.0 million; and

•	an increase of $41.7 million in purchases of property, plant and equipment.
Those factors were partially offset by:

•	a decrease of $61.2 million primarily related to the acquisition of certain specialty CNS drug development programs in 2010 that did not similarly occur in 2011;

•	the receipt of the $36.0 million upfront payment related to the out-license of the Cloderm® product rights; and

•	a net gain of $21.3 million on the disposal of the Cephalon common stock, representing the excess of the $81.3 million in net proceeds received over the $60.0 million paid to acquire the shares.
Financing Activities
Net cash provided by financing activities increased $1,109.2 million, or 57%, to $3,057.4 million in 2012, compared with $1,948.2 million in 2011, primarily due to:

•
an increase related to net proceeds of $2,217.2 million from the issuance of senior notes in the fourth quarter of 2012 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
an increase of $1,275.2 million of net borrowings under our senior secured term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
an increase of $974.0 million of net borrowings under our incremental term loan B facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	an increase of $975.0 million related to the repayment of our previous term loan A facility in 2011;

•	an increase of $609.5 million related to lower repurchases of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in 2012;

•	an increase of $358.5 million related to lower repurchases of common shares in 2012;

•	an increase of $66.9 million related to the settlement of the written call options in 2011 that did not similarly occur in 2012;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	an increase of $52.5 million, in the aggregate, related to the acquisitions of Sanitas’ and Afexa’s noncontrolling interest in 2011 that did not similarly occur in 2012; and

•	an increase of $28.6 million related to lower employee withholding taxes paid on the exercise of employee share-based awards in 2012.
Those factors were partially offset by:

•
a decrease of $2,287.6 million related to net borrowings in the fourth quarter of 2011 under our senior secured term loan A facility, including a $111.3 million repayment under our senior secured term loan A facility in 2012;

•	a decrease related to net proceeds of $2,139.7 million from the issuance of senior notes in the first quarter of 2011;

•	$544.2 million repayment of long-term debt assumed in connection with the Medicis acquisition;

•	a decrease of $440.0 million in net borrowings under our revolving credit facility in 2012;

•	a decrease due to higher contingent consideration payments of $72.1 million primarily related to the Elidel®/Xerese® license agreement entered into in June 2011 and the PharmaSwiss acquisition;

•	a decrease of $62.1 million related to the settlement of the 5.375% Convertible Notes in the third quarter of 2012;

•	$37.9 million repayment of long-term debt assumed in connection with the OraPharma acquisition; and

•	a decrease of $32.7 million in proceeds from stock option exercises, including tax benefits, in 2012.
Net cash provided by financing activities was $1,948.2 million in 2011, compared with net cash used in financing activities of $213.3 million in 2010, reflecting an increase of $2,161.5 million, primarily due to:

•	an increase of $2,405.5 million in net borrowings under our senior secured credit facilities in the fourth quarter of 2011;

•	an increase related to net proceeds of $2,139.7 million from the issuance of senior notes in the first quarter of 2011;

•	an increase of $537.5 million related to the repayments of the Term Loan B Facility, Term Loan A Facility and Cambridge obligation in 2010; and

•	an increase of $356.3 million related to the cash dividend paid in 2010.
Those factors were partially offset by:

•	a decrease related to net proceeds of $992.4 million from the issuance of the 2018 Notes in 2010;

•	a decrease of $975.0 million related to the repayment of the Term Loan A Facility in the first quarter of 2011;

•	a decrease of $359.2 million related to the repurchase of a portion of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in 2011;

•	a decrease of $499.6 million related to the purchase of common shares from ValueAct in 2011;

•	a decrease of $79.5 million related to the repurchase of our common shares in 2011;

•	$54.9 million, $34.2 million and $9.5 million paid on the redemption of a portion of the 2018 Notes, the 2016 Notes and the 2020 Notes, respectively;

•	a decrease of $45.2 million related to higher employee withholding taxes paid on the exercise of employee share-based awards;

•	a decrease of $36.1 million related to higher payments of debt issuance costs;

•	a decrease of $29.2 million related to higher payments on call option settlements;

•	payments of $28.5 million related to the acquisition of Sanitas’s noncontrolling interest in 2011;

•	payments of $31.8 million primarily related to Elidel®/Xerese® contingent consideration; and

•	payments of $24.0 million related to the acquisition of Afexa’s noncontrolling interest in the fourth quarter of 2011.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Assets (Liabilities)
The following table displays our net financial liability position as of December 31, 2012 and 2011:

		As of December 31,
	Maturity Date	2012	2011	Change
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		916,091	164,111	751,980	NM
Marketable securities		11,577	6,338	5,239	83
Total financial assets		927,668	170,449	757,219	NM
Financial liabilities:
Brazil Uncommitted Line of Credit	February 2013	(10,548)	—	(10,548)	NM
New Revolving Credit Facility	April 2016	—	(220,000)	220,000	(100)
Term Loan A Facility	April 2016	(2,083,462)	(2,185,520)	102,058	(5)
New Term Loan B Facility	February 2019	(1,275,167)	—	(1,275,167)	NM
Incremental Term Loan B Facility	December 2019	(973,988)	—	(973,988)	NM
Senior Notes:
6.50%	July 2016	(915,500)	(915,500)	—	—
6.75%	October 2017	(498,305)	(497,949)	(356)	—
6.875%	December 2018	(939,277)	(938,376)	(901)	—
7.00%	October 2020	(686,660)	(686,228)	(432)	—
6.75%	August 2021	(650,000)	(650,000)	—	—
7.25%	July 2022	(541,335)	(540,427)	(908)	—
6.375%	October 2020	(1,724,520)	—	(1,724,520)	NM
6.375%	October 2020	(492,720)	—	(492,720)	NM
Convertible Notes:
5.375% Convertible Notes	August 2014	—	(17,011)	17,011	(100)
1.375% Convertible Notes	June 2017	(228,576)	—	(228,576)	NM
2.50% Convertible Notes	June 2032	(5,133)	—	(5,133)	NM
1.50% Convertible Notes	June 2033	(84)	—	(84)	NM
Other		(898)	—	(898)	NM
Total financial liabilities		(11,026,173)	(6,651,011)	(4,375,162)	66
Net financial liabilities		(10,098,505)	(6,480,562)	(3,617,943)	56
____________________________________
NM — Not meaningful
On February 13, 2012, we and certain of our subsidiaries as guarantors entered into the Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) with a syndicate of financial institutions and investors. As of that date, the Credit Agreement provided for a $275.0 million revolving credit facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the “Revolving Credit Facility”), a $2.225 billion senior secured term loan A facility (the “Term Loan A Facility”) and a $600.0 million senior secured term loan B facility (the “Term Loan B Facility”). The Revolving Credit Facility matures on April 20, 2016 and does not amortize. The Term Loan A Facility matures on April 20, 2016 and began amortizing quarterly on March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the Term Loan A Facility will increase to 10.0% annually commencing March 31, 2013 and 20.0% annually commencing March 31, 2014, payable in quarterly installments. The Term Loan B Facility matures on February 13, 2019 and began amortizing quarterly on June 30, 2012 at an annual rate of 1.0%. As of December 31, 2012, $2,083.5 million in term loans was outstanding under the Term Loan A Facility.
On June 14, 2012, we and certain of our subsidiaries as guarantors entered into a joinder agreement to increase the Term Loan B Facility by $600.0 million of incremental term loans to $1.2 billion. In addition, on July 9, 2012, we and certain of our subsidiaries as guarantors, entered into a joinder agreement to increase the Term Loan B Facility by an additional $100.0 million of incremental term loans to $1.3 billion (the Term Loan B Facility as so amended, the “Amended Term Loan B Facility”). The

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

incremental term loans mature on February 13, 2019, began amortizing quarterly on September 30, 2012 at an annual rate of 1.0% and have terms that are consistent with our Term Loan B Facility.
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
In connection with the acquisition of Medicis, we and our subsidiary, Valeant, entered into a commitment letter, dated as of September 2, 2012, with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC to provide up to $2.75 billion through a bridge loan facility. On September 11, 2012, we and Valeant entered into an amended and restated commitment letter with JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and other financial institutions. Subsequently, we obtained $2.75 billion in financing through a syndication of $1.0 billion in incremental term loan B loans under our existing senior secured credit facilities and the issuance of the 6.375% senior notes due 2020 (the “2020 Senior Notes”) in the aggregate principal amount of $1.75 billion. Consequently, the commitment under the commitment letter to provide the bridge loan facility was not utilized and terminated on December 11, 2012, concurrently with the closing of the Medicis acquisition. As a result, we have written off $8.0 million of deferred financing costs.
On September 11, 2012, we and certain of our subsidiaries as guarantors entered into a joinder agreement to increase the amount of commitments under the Revolving Credit Facility by $175.0 million to an aggregate of $450.0 million (the Revolving Credit Facility as so amended, the “New Revolving Credit Facility”). As of December 31, 2012, we had no outstanding borrowings under the New Revolving Credit Facility.
On September 25, 2012, our subsidiary in Brazil entered into an uncommitted unsecured line of credit with a financial institution for total availability of R$21.9 million ($10.7 million at December 31, 2012). This uncommitted line of credit bears an interest rate of the Interbank Deposit Certificate Rate plus 0.23% per month and was renewed on February 26, 2013. As of December 31, 2012, the Company had $10.5 million of borrowings under this line of credit.
On October 2, 2012, we and certain of our subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the then outstanding Amended Term Loan B Facility (“Repricing Transaction”) by issuance of $1.3 billion in incremental term loans (the “New Term Loan B Facility”). The applicable margin for the incremental term loans under the New Term Loan B Facility is 2.25% with respect to base rate loans and 3.25% with respect to LIBO rate loans, subject to a 1.0% LIBO rate floor. The New Term Loan B Facility matures on February 13, 2019, begins amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and has other terms consistent with the Amended Term Loan B Facility. In connection with the Repricing Transaction, we paid a prepayment premium of approximately $13.0 million, equal to 1.0% of the refinanced term loans under the Amended Term Loan B Facility. In addition, repayments of outstanding loans under the New Term Loan B Facility in connection with certain refinancings on or prior to October 2, 2013 require a prepayment premium of 1.0% of such loans prepaid. As of December 31, 2012, $1,275.2 million in term loans was outstanding under the New Term Loan B Facility.
On October 4, 2012, VPI Escrow Corp. (the “Issuer”), a newly formed wholly owned subsidiary of Valeant issued $1,750.0 million aggregate principal amount of the 2020 Senior Notes in a private placement. The 2020 Senior Notes mature on October 15, 2020. The 2020 Senior Notes accrue interest at the rate of 6.375% per year, which is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2013. In connection with the issuance of the 2020 Senior Notes, we incurred approximately $26.3 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $1,723.7 million. The proceeds from the issuance of the 2020 Senior Notes were utilized to fund (i) the transactions contemplated by an Agreement and Plan of Merger with Medicis (the “Merger Agreement”), (ii) Medicis’ obligation to pay the conversion consideration with respect to, or repurchase of, its outstanding notes, and (iii) transaction costs and expenses incurred in connection with the Merger Agreement. An amount equal to the gross proceeds, together with cash in an amount sufficient to fund the special mandatory redemption payment (when and if due) were deposited into a segregated escrow account and were held as collateral security for the Issuer’s obligations in respect of the 2020 Senior Notes during the escrow period. At the time of the closing of the Medicis acquisition, (1) the Issuer merged with and into Valeant, with Valeant continuing as the surviving corporation, (2) Valeant assumed all of the Issuer’s obligations under the 2020 Senior Notes and the related indenture and (3) the funds previously held in escrow were released to us and were used to finance the Medicis acquisition.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Concurrently with the offering of the 2020 Senior Notes on October 4, 2012, Valeant issued $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “6.375% Senior Notes”) in a private placement. The 6.375% Senior Notes mature on October 15, 2020. The 6.375% Senior Notes accrue interest at the rate of 6.375% per year, which is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2013. In connection with the issuance of the 6.375% Senior Notes, we incurred approximately $7.5 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $492.5 million. Valeant intends to use the net proceeds from the issuance of the 6.375% Senior Notes for general corporate purposes, including potential acquisitions.
In connection with the Medicis acquisition, on December 11, 2012, the Company issued $1.0 billion in incremental term B loans (the “Incremental Term Loan B Facility” and together with the New Revolving Credit Facility, the New Term Loan B Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). The applicable margin for the incremental term loans under the Incremental Term Loan B Facility is 2.25% with respect to base rate loans and 3.25% with respect to LIBO rate loans, subject to a 1.0% LIBO rate floor. The Incremental Term Loan B Facility matures on December 11, 2019, begins amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and has terms consistent with the New Term Loan B Facility. Repayments of outstanding loans under the Incremental Term Loan B in connection with certain refinancings on or prior December 11, 2013 require a prepayment premium of 1.0% of such loans prepaid. As of December 31, 2012, $974.0 million in term loans was outstanding under the Incremental Term Loan B Facility.
In connection with the acquisition of Medicis, we assumed Medicis’ outstanding long-term debt, including current portion, of approximately $778.0 million at the Medicis acquisition date. The Medicis long-term debt, including current portion is comprised of the following: (i) 1.375% convertible senior notes due June 1, 2017 (the “1.375% Convertible Notes”), (ii) 2.50% contingent convertible senior note due June 4, 2032 (the “2.50% Convertible Notes”) and (iii) 1.50% contingent convertible senior notes due June 4, 2033 (the “1.50% Convertible Notes”).
1.375% Convertible Notes
The 1.375% Convertible Notes will mature on June 1, 2017 and pay 1.375% annual cash interest, payable semi-annually in arrears on June 1 and December 1. As of December 31, 2012, $228.6 million principal amount of the 1.375% Convertible Notes were outstanding. The 1.375% Convertible Notes are senior unsecured obligations of Medicis and are not guaranteed by Valeant or any of its or Medicis’ subsidiaries. These notes do not contain any restrictions on the payment of dividends or the incurrence of additional indebtedness and do not contain any financial covenants. From the acquisition date of December 11, 2012 through to December 31, 2012, $318.1 million principal amount of the 1.375% Convertible Notes were converted into cash. The acquisition of Medicis constitutes a fundamental change and a make-whole adjustment event under the terms of the 1.375% Convertible Notes. The effective date of the fundamental change and make-whole adjustment event is December 11, 2012. As a result of the acquisition of Medicis, holders of these convertible notes had the right to require from us to (i) repurchase the 1.375% Convertible Notes by January 24, 2013 at a fundamental change repurchase price of $1,002.10 per $1,000 principal amount; (ii) surrender the notes for conversion for the make-whole adjustment by January 24, 2013 at a make-whole conversion price of $1,093.32 per $1,000 principal amount; or (iii) surrender the notes for the regular conversion by January 25, 2013 at a regular conversion price of $934.68 per $1,000 principal amount. Following January 25, 2013, the 1.375% Convertible Notes are convertible, at the holder’s option, prior to the close of business on the business day immediately preceding March 1, 2017 in the following circumstances: (1) during the five consecutive trading day period immediately following any ten consecutive trading day period in which the trading price of the 1.375% Convertible Notes per $1,000 principal amount for each such trading day was less than 98% of the regular conversion price; and (2) upon the occurrence of specified corporate transactions. Subsequent to December 31, 2012, $228.4 million principal amount of the 1.375% Convertible Notes were converted.
2.50% Convertible Notes
The 2.50% Convertible Notes are senior unsecured obligations of Medicis and are not guaranteed by Valeant or any of its or Medicis’ subsidiaries. These notes do not contain any restrictions on the payment of dividends or the incurrence of additional indebtedness and do not contain any financial covenants. As of December 31, 2012, $5.1 million principal amount of the 2.50% Convertible Notes were outstanding. From the acquisition date of December 11, 2012 through to December 31, 2012, $226.0 million principal amount of the 2.50% Convertible Notes were converted into cash. The acquisition of Medicis constitutes a change of control under the 2.50% Convertible Notes. The effective date of the change of control is December 11, 2012. As a result of the acquisition of Medicis, holders of these convertible notes had the right to require from us to (i) repurchase the 2.50% Convertible Notes by January 22, 2013 at a change of control purchase price of $1,004.42 per $1,000 principal amount; or (ii) surrender the 2.50% Convertible Notes for conversion by December 26, 2012 at a conversion price of $1,514.63 per $1,000 principal amount. In addition, we provided notice to the holders of the 2.50% Convertible Notes that we would redeem all remaining outstanding notes on February 11, 2013, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued and unpaid interest, including contingent interest, if any. Holders of the 2.50% Convertible Notes could surrender these notes for conversion

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

on or before February 7, 2013. On February 11, 2013, all of the outstanding 2.50% Convertible Notes were converted by holders and settled 100% in cash in the aggregate amount of $5.1 million.
1.50% Convertible Notes
As of December 31, 2012, $0.1 million principal amount of the 1.50% Convertible Notes were outstanding. The 1.50% Convertible Notes are senior unsecured obligations of Medicis and are not guaranteed by Valeant or any of its or Medicis’ subsidiaries. These notes do not contain any restrictions on the payment of dividends or the incurrence of additional indebtedness and do not contain any financial covenants. From the acquisition date of December 11, 2012 through to December 31, 2012, $0.1 million principal amount of the 1.50% Convertible Notes were converted into cash. The acquisition of Medicis constitutes a change of control under the terms of the 1.50% Convertible Notes. The effective date of the change of control is December 11, 2012. As a result of the acquisition of Medicis, holders of these convertible notes had the right to require from us to (i) repurchase the 1.50% Convertible Notes by January 22, 2013 at a change of control purchase price of $1,002.94 per $1,000 principal amount; or (ii) surrender the 1.50% Convertible Notes for conversion by December 26, 2012 at a conversion price of $1,135.19 per $1,000 principal amount. In addition, we provided notice to the holders of the 1.50% Convertible Notes that we would redeem all remaining outstanding notes on February 11, 2013, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued and unpaid interest, including contingent interest, if any. Holders of the 1.50% Convertible Notes could surrender these notes for conversion on or before February 7, 2013. On February 11, 2013, all of the outstanding 1.50% Convertible Notes were converted by holders and settled 100% in cash in the aggregate amount of $0.1 million.
On January 24, 2013, we and certain of our subsidiaries as guarantors entered into Amendment No. 3 to the Credit Agreement to reprice the Term Loan A Facility and the New Revolving Credit Facility. As amended, the applicable margins for the Term Loan A Facility and the New Revolving Credit Facility each were reduced by 0.75%.
On February 21, 2013, we and certain of our subsidiaries, as guarantors, entered into an amendment to the Credit Agreement to effectuate a repricing of the New Term Loan B Facility and the Incremental Term Loan B Facility (the “Term Loan B Repricing Transaction”) by the issuance of $1.3 billion and $1.0 billion in new incremental term loans (the “Repriced Term Loan B Facilities”).  Term loans under the New Term Loan B Facility ($1.3 billion) and the Incremental Term Loan B Facility ($1.0 billion) were either exchanged for, or repaid with the proceeds of, the Repriced Term Loan B Facilities.  The applicable margins for borrowings under the Repriced Term Loan B Facilities are 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  The incremental term loans under the Repriced Term Loan B Facilities mature on February 13, 2019 ($1.3 billion) and December 11, 2019 ($1.0 billion), begin amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the New Term Loan B Facility and the Incremental Term Loan B Facility, respectively. In connection with the refinancing of the New Term Loan B Facility and the Incremental Term Loan B Facility pursuant to the Term Loan B Repricing Transaction, we paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the New Term Loan B Facility and Incremental Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan B Facilities in connection with certain refinancings on or prior to August 21, 2013 require a prepayment premium of 1.0% of such loans prepaid.
The senior notes issued by Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $7,003.6 million and total liabilities of $2,009.4 million as of December 31, 2012, and net revenues of $936.3 million and net loss from operations of $169.0 million for the year ended December 31, 2012.
Our primary sources of liquidity are our cash flows from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations and funds available under the Senior Secured Credit Facilities will be sufficient to meet our current liquidity needs. We have no material commitments for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. In January 2012, Moody’s Investor Services (“Moody’s”) downgraded our senior secured debt rating from Baa3 to Ba1. At the same time, Moody’s reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). On September 5, 2012, following the announcement of our planned acquisition of Medicis, Standard & Poor’s reaffirmed our Corporate Family rating (BB) and our senior unsecured debt rating (BB-). On September 13, 2012, Moody’s reaffirmed our Corporate Family rating (Ba3) and our senior unsecured debt rating (B1). A further downgrade would increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of December 31, 2012, we were in compliance with all of our covenants related to our outstanding debt. As of December 31, 2012, our short-term portion of long-term debt consisted of $480.2 million, in the aggregate, primarily in term loans outstanding

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

under the Term Loan A Facility and the New Term Loan B Facility, due in quarterly installments and the Medicis convertible notes. In addition, we have outstanding short-term borrowings of $10.5 million under our uncommitted unsecured line of credit. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.
2010 Securities Repurchase Program
On November 4, 2010, we announced that the board of directors had approved a securities repurchase program, pursuant to which we were able to make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in our financing agreements and applicable law. On August 29, 2011, we announced that the board of directors had approved an increase of $300.0 million under our securities repurchase program (the “2010 Securities Repurchase Program”). As a result, under the 2010 Securities Repurchase Program, we were able to repurchase up to $1.8 billion of our convertible notes, senior notes, common shares and/or other notes or shares that may be issued prior to the completion of the program. The 2010 Securities Repurchase Program terminated on November 7, 2011.
In 2011, under the 2010 Securities Repurchase Program, we repurchased $203.8 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $619.4 million.
In March 2011, we repurchased 7,366,419 of our common shares from ValueAct for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of December 31, 2012, we had recorded a $21.8 million receivable from ValueAct in relation to withholding taxes on the March 2011 repurchase, and we received payment of this amount in January 2013 from ValueAct to resolve this matter. In May 2011, our subsidiary purchased 4,498,180 of our common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, we purchased these common shares from our subsidiary, and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined our board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant’s board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct. In addition to the ValueAct repurchases, in 2011, under the 2010 Securities Repurchase Program, we repurchased 1,800,000 of our common shares for an aggregate purchase price of $74.5 million. These common shares were subsequently cancelled. As a result, in 2011, under the 2010 Securities Repurchase Program, we repurchased, in the aggregate, 13,664,599 common shares for an aggregate purchase price of $574.1 million.
In 2011, under the 2010 Securities Repurchase Program, we also redeemed $10.0 million aggregate principal amount of 2018 Notes for an aggregate purchase price of $9.9 million.
In 2010, under the 2010 Securities Repurchase Program, we repurchased $126.3 million principal amount of the 5.375% Convertible Notes for consideration of $259.2 million and 2,305,000 of our common shares for consideration of $60.1 million.
In connection with the 2010 Securities Repurchase Program through the termination date of November 7, 2011, we had repurchased approximately $1.5 billion, in the aggregate, of our convertible notes, senior notes and common shares.
2011 Securities Repurchase Program
On November 3, 2011, we announced that our board of directors had approved a new securities repurchase program (the “2011 Securities Repurchase Program”). Under the 2011 Securities Repurchase Program, which commenced on November 8, 2011, we may make purchases of up to $1.5 billion of our convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law. The 2011 Securities Repurchase Program terminated on November 7, 2012.
In 2012, under the 2011 Securities Repurchase Program, we repurchased $1.1 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $4.0 million. In addition, in 2012, we also repurchased 5,257,454 of our common shares for an aggregate purchase price of $280.7 million, under the 2011 Securities Repurchase Program. These common shares were subsequently cancelled.
In 2011, under the 2011 Securities Repurchase Program, we repurchased $1.2 million aggregate principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $3.9 million. In addition, in 2011, under the 2011 Securities Repurchase Program, we also repurchased 1,534,857 of our common shares for an aggregate purchase price of $65.1 million and we redeemed $89.9 million aggregate principal amount of our senior notes for an aggregate purchase price of $88.7 million.
In connection with the 2011 Securities Repurchase Program through the termination date of November 7, 2012, we had repurchased approximately $442.4 million, in the aggregate, of our convertible notes, senior notes and common shares.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2012 Securities Repurchase Program
On November 19, 2012, we announced that our board of directors had approved a new securities repurchase program (the “2012 Securities Repurchase Program”). Under the 2012 Securities Repurchase Program, which commenced on November 15, 2012, we may make purchases of up to $1.5 billion of senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law. The 2012 Securities Repurchase Program will terminate on November 14, 2013 or at such time as we complete our purchases. The amount of securities to be purchased and the timing of purchases under the 2012 Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements and applicable law. The securities to be repurchased will be funded using our cash resources.
The board of directors also approved a sub-limit under the 2012 Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of our public float or 5% of our issued and outstanding common shares, in each case calculated as of the date of the commencement of the 2012 Securities Repurchase Program. We are permitted to make purchases of up to 15,172,149 common shares on the open market through the facilities of the NYSE, representing approximately 5% of our issued and outstanding common shares on the date of the commencement of the 2012 Securities Repurchase Program. Subject to completion of appropriate filings with and approval by the TSX, we may also make purchases of our common shares over the facilities of the TSX. Purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX. All common shares purchased under the 2012 Securities Repurchase Program will be cancelled.
In 2012, we did not make any purchases of our senior notes or common shares under the 2012 Securities Repurchase Program.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	2013	2014 and 2015	2016 and 2017	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt obligations, including interest(1)	15,048,877	1,095,420	2,095,859	3,467,989	8,389,609
Acquisition-related contingent consideration(2)	134,546	44,546	80,000	10,000	—
Lease obligations	84,201	21,210	30,180	16,149	16,662
Purchase obligations(3)	209,517	177,448	19,440	10,373	2,256
Total contractual obligations	15,477,141	1,338,624	2,225,479	3,504,511	8,408,527
____________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.

(2)
Primarily reflects the minimum guaranteed obligations related to the license agreement for Elidel® and Xerese®. These amounts do not include contingent obligations related to future milestone payments or potential royalty payments in excess of the minimum guaranteed obligations related to the Elidel® and Xerese® license agreement. Such contingent obligations are recorded at fair value in our consolidated financial statements. Refer to Note 3 “Business Combinations” to the 2012 Financial Statements for additional information.

(3)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and include obligations for minimum inventory and capital expenditures, and outsourced information technology, product promotion and clinical research services.

The above table does not reflect contingent payments, including the following items:

•
Contingent milestone payments of up to $659.3 million, in the aggregate, to third-parties as part of certain product development and license agreements assumed in connection with the Medicis acquisition. The Medicis potential future milestone payments are predominantly based upon the achievement of certain developmental, regulatory and/or commercial milestones. Refer to Note 5 “Collaboration Agreements” to the 2012 Financial Statements for additional information.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Contingent milestone payments of up to $200.0 million that we may be required to pay related to the acquisition of Princeton Pharma Holdings LLC, and its wholly-owned operating subsidiary, Aton on May 26, 2010. The Aton contingent consideration consists of future milestones predominantly based upon the achievement of approval and commercial targets for a pipeline product.

•
Acquisition-related contingent consideration, including up to $114.0 million, $59.9 million and $40.0 million related to the acquisitions of OraPharma, iNova and University Medical, respectively. Refer to Note 3 “Business Combinations” to the 2012 Financial Statements for additional information.

Also excluded from the above table is a liability for uncertain tax positions totaling $118.1 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
At February 22, 2013, we had 305,758,623 issued and outstanding common shares, which includes 1,803,786 common shares issuable in connection with the Merger. In addition, we had 8,186,955 stock options and 1,957,351 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,656,847 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 3,607,739 common shares could be issued upon vesting of the performance-based RSUs outstanding.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business and financial results are affected by fluctuations in world financial markets, including the impacts of foreign currency exchange rate and interest rate movements. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We use derivative financial instruments from time to time as a risk management tool and not for trading or speculative purposes. Currently, we do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk.
Inflation; Seasonality
Following the Merger, we are subject to price control restriction on our pharmaceutical products in the majority of countries in which we now operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Historically, revenues from our business tend to be weighted slightly toward the second half of the year.  This trend is driven by the third quarter “back to school” period which impacts demand for certain of our dermatology products.  Further, sales in the fourth quarter tend to be higher based on the purchasing patterns of our customer base.  However, as we continue our strategy of selective acquisitions to expand our product portfolio, there are no assurances that these historical trends will continue in the future.
Foreign Currency Risk
A majority of our revenue and expense activities and capital expenditures are denominated in U.S. dollars. We have foreign currency exposure primarily related to the Canadian dollar, the Polish zloty (and other Eastern European currencies), the Australian dollar, the Mexican peso, and the Brazilian real. These operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. As of December 31, 2012, a 1% change in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $43.2 million.
In 2012, 2011 and 2010, the repurchase of $18.7 million, $205.0 million and $126.3 million principal amount of the U.S. dollar-denominated 5.375% Convertible Notes, respectively, resulted in a foreign exchange gain for Canadian income tax purposes of approximately $1.0 million, $24.0 million and $10.0 million, respectively. The 2012 payment represents the settlement of the 5.375% Convertible Notes outstanding balance. In 2012, the repurchase of principal amount of the U.S. dollar denominated New Revolving Credit Facility resulted in a foreign exchange gain of $8.0 million. As of December 31, 2012, the aggregate unrealized foreign exchange gain on the translation of the remaining principal amount of the Senior Secured Credit Facilities was

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

approximately $31.0 million. Additionally, as of December 31, 2012, the unrealized foreign exchange gain on certain intercompany balances was equal to $317.0 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Non-Capital Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the Senior Secured Credit Facilities and the intercompany loans does not result in a foreign exchange gain or loss being recognized in our consolidated financial statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2012, we had $6,733.9 million and $4,414.6 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of December 31, 2012 was $7,251.2 million. If interest rates were to increase or decrease by 100 basis-points, the fair value of our long-term debt would decrease or increase by approximately $373.9 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $28.2 million in our consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our consolidated financial statements, and which require management’s most subjective and complex judgments due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. We base our estimates on historical experience and other factors that we believe to be reasonable under the circumstances. On an ongoing basis, we review our estimates to ensure that these estimates appropriately reflect changes in our business and new information as it becomes available. If historical experience and other factors we use to make these estimates do not reasonably reflect future activity, our results of operations and financial condition could be materially impacted.
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
Medicis customers consist principally of financially viable wholesalers and depending on the customer, revenue is recognized based upon shipment (FOB shipping point) or receipt (FOB destination) net of estimated provisions. We recognize revenue for Dysport®, Perlane®, and Restylane® upon the shipment from McKesson, our exclusive U.S. distributor of our aesthetics products, to physicians.
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
Product Sales Provisions

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
($ in 000s)	$	$	$	$	$	$
Balance, January 1, 2010	1,682	24,584	20,934	2,296	5,458	54,954
Acquisition of Valeant	3,974	81,441	59,914	8,932	7,149	161,410
Current year provision	24,286	26,377	86,527	35,428	24,345	196,963
Prior year provision	—	(3,430)	1,236	—	—	(2,194)
Payments or credits	(22,293)	(18,330)	(88,907)	(36,415)	(22,851)	(188,796)
Balance, December 31, 2010	7,649	110,642	79,704	10,241	14,101	222,337
Current year provision	41,004	59,804	233,050	103,249	41,279	478,386
Prior year provision	—	(7,843)	548	—	—	(7,295)
Payments or credits	(40,891)	(43,539)	(192,196)	(98,252)	(43,814)	(418,692)
Balance, December 31, 2011	7,762	119,064	121,106	15,238	11,566	274,736
Acquisition of Medicis	2,375	61,019	148,402	2,373	7,741	221,910
Current year provision	67,118	57,392	432,237	191,370	44,754	792,871
Prior year provision	—	(10,508)	1,961	—	—	(8,547)
Payments or credits	(58,617)	(55,868)	(334,367)	(180,952)	(50,186)	(679,990)
Balance, December 31, 2012	18,638	171,099	369,339	28,029	13,875	600,980
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
Our inventory levels in the wholesale distribution channel do not vary substantially, as our distribution agreements with the three largest wholesalers in the U.S. limit the aggregate amount of inventory they can own to between ½ and 1½ months of supply of our products. The inventory data from these wholesalers is provided to us in the aggregate rather than by specific lot number, which is the level of detail that would be required to determine the original sale date and remaining shelf life of the inventory.
Some European countries base their rebates on the government’s unbudgeted pharmaceutical spending and we use an estimated allocation factor against our actual invoiced sales to project the expected level of reimbursement. We obtain third-party information that helps us to monitor the adequacy of these accruals. If our estimates are not indicative of actual unbudgeted spending, our results could be materially affected.
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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	external data with respect to inventory levels in the wholesale distribution channel;

•	external data with respect to prescription demand for our products;

•	remaining shelf lives of our products at the date of sale; and

•	estimated returns liability to be processed by year of sale based on an analysis of lot information related to actual historical returns.
In determining our estimates for returns, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimates. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us. A change of 1% in the estimated return rates would have impacted our pre-tax earnings by approximately $17 million for the year ended December 31, 2012.
Our estimate for returns may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. When we are aware of an increase in the level of inventory of our products in the distribution channel, we consider the reasons for the increase to determine if the increase may be temporary or other-than-temporary. Increases in inventory levels assessed as temporary will not differ from our original estimates of our provision for returns. Other-than-temporary increases in inventory levels, however, may be an indication that future product returns could be higher than originally anticipated, and, as a result, we may need to adjust our estimate for returns. Some of the factors that may suggest that an increase in inventory levels will be temporary include:

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

•
recent changes to the U.S. National Drug Codes (“NDC”) of our products, which could result in a period of higher returns related to products with the old NDC, as our U.S. customers generally permit only one NDC per product for identification and tracking within their inventory systems.

Our adjustments to actual in 2012 relating to prior year adjustments were $10.5 million. Our adjustments to actual in 2011 and 2010 were not material to our revenues or earnings.
Rebates and Chargebacks
We are subject to rebates on sales made under governmental and managed-care pricing programs in the U.S. The largest of these rebates is associated with sales covered by Medicaid. We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to plan participants would have impacted our pre-tax earnings by approximately $16 million for the year ended December 31, 2012. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that provision for several periods.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
Consumer Rebates and Loyalty Programs are rebates we offer on many of our products. We generally account for these programs by establishing an accrual based on our estimate of the rebate and loyalty incentives attributable to a sale. We accrue our estimates on historical experience and other relevant factors. We adjust our accruals periodically throughout each quarter based on actual experience and changes in other factors, if any, to ensure the balance is fairly stated. The provision balance for consumer rebates and loyalty programs was $66.8 million, $7.2 million and $3.4 million as of December 31, 2012, 2011 and 2010 respectively. The increase in the provision balance as of December 31, 2012 was due to the acquisition of the Medicis products. The total provision balance related to Solodyn®, Ziana®, Restylane® and Perlane® was $60.0 million as of December 31, 2012.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Accordingly, we generally assume that adjustments made to rebate provisions relate to sales made in the prior years due to the delay in billing. However, we assume that adjustments made to chargebacks are generally related to sales made in the current year, as we settle these amounts within a few months of original sale. Our adjustments to actual in 2012, 2011 and 2010 were not material to our revenues or earnings.
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
The judgments made in determining the estimated fair value assigned to each class of asset acquired and liability assumed can materially impact our results of operations. As part of our valuation procedures, we typically consult an independent advisor. There are several methods that can be used to determine fair value. For intangible assets, we typically use an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income approach include:

•	the amount and timing of projected future cash flows, adjusted for the probability of technical and marketing success;

•	the amount and timing of projected costs to develop IPR&D into commercially viable products;

•	the discount rate selected to measure the risks inherent in the future cash flows; and

•	an assessment of the asset’s life-cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry.
We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. We will

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

finalize these amounts as we obtain the information necessary to complete the measurement processes. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in retrospective adjustments to the provisional amounts recognized at the acquisition dates. These changes could be significant. We will finalize these amounts no later than one year from the respective acquisition dates.
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
Acquisition-Related Contingent Consideration
Some of the acquisitions that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration is initially recognized at fair value and then remeasured each reporting period, with changes in fair value recorded in the consolidated statements of (loss) income. The estimates of fair value contain uncertainties as they involve assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance, and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations.
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

Impairment exists when the carrying amount of an amortizable intangible asset is not recoverable and its carrying value exceeds its estimated fair value. A discounted cash flow analysis is typically used to determine fair value using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset’s expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our intangible assets can be up to 25 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.
Indefinite-lived intangible assets, including IPR&D, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs, as their likelihood of success is contingent upon the achievement of future development milestones, some of which are currently expected to occur as early as 2013. Such programs include, among others, IDP-108, Luliconazole, and Metronidazole 1.3%. Refer to “Products in Development” above for additional information regarding our R&D programs.
Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. We operate in four business segments: U.S. Dermatology; U.S. Neurology and Other; Canada and Australia; and Emerging Markets. Each of the U.S. Dermatology, U.S. Neurology and Other consist of one reporting unit. The Canada and Australia segment consists of two geographical reporting units. The Emerging Markets segment consists of four reporting units based on geography, namely Europe, Mexico, Brazil and Southeast Asia/South Africa. We conducted our annual goodwill impairment test in the fourth quarter of 2012 for each of the eight reporting units. We estimated the fair values of our reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require us to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. We determined that none of the goodwill associated with our reporting units was impaired. The estimated fair values of each reporting unit substantially exceeded their carrying values at the date of testing. We applied a hypothetical 10% decrease to the fair values of each reporting unit, which at such date, would not have triggered additional impairment testing and analysis.
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
Contingencies
In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities, and tax matters. We are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We disclose contingent liabilities when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. We are often unable to develop a best estimate of loss, in which case the minimum amount of loss, which could be zero, is recorded. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies, and consultation with internal and external legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition, and cash flows. For a discussion of our current legal proceedings, see note 24 to the 2012 Financial Statements.
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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
Share-Based Compensation
We recognize employee share-based compensation, including grants of stock options and RSUs, at estimated fair value. As there is no market for trading our employee stock options, we use the Black-Scholes option-pricing model to calculate stock option fair values, which requires certain assumptions related to the expected life of the stock option, future stock price volatility, risk-free interest rate, and dividend yield. The expected life of the stock option is based on historical exercise and forfeiture patterns. Effective January 1, 2012, we estimated the expected volatility of our common stock by using implied volatility in market traded options. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than our previously used assumption of historical volatility. The risk-free interest rate is based on the rate at the time of grant for U.S. Treasury bonds with a remaining term equal to the expected life of the stock option. Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Changes to any of these assumptions, or the use of a different option-pricing model, such as the lattice model, could produce a different fair value for share-based compensation expense, which could have a material impact on our results of operations.
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
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the adoption of new accounting guidance is contained in note 2 to the 2012 Financial Statements.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2012
In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify indefinite-lived intangible impairment testing, by allowing an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a significant impact on our financial position or results of operations.
In February 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income, by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning December 15, 2012. As this guidance relates to presentation only, the adoption of this guidance will not have impact on our financial position or results of operations.
FORWARD-LOOKING STATEMENTS

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

•	the introduction of generic competitors of our brand products;

•	the introduction of products that compete against our products that do not have patent or data exclusivity rights, which products represent a significant portion of our revenues;

•	the challenges and difficulties associated with managing the rapid growth of our Company and a large, complex business;

•	our ability to identify, acquire, close and integrate acquisition targets successfully and on a timely basis;

•	our ability to secure and maintain third-party research, development, manufacturing, marketing or distribution arrangements;

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisition of Medicis), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

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

•	interest rate risks associated with our floating debt borrowings;

•	the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in Central and Eastern European and other countries in which we do business;

•
economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

•	the outcome of legal proceedings, investigations and regulatory proceedings;

•	the risk that our products could cause, or be alleged to cause, personal injury, leading to potential lawsuits and/or withdrawals of products from the market;

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, Health Canada and European, Asian, Brazilian and Australian regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

•	the results of continuing safety and efficacy studies by industry and government agencies;

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

•
the availability and extent to which our products are reimbursed by government authorities and other third party payors, as well as the impact of obtaining or maintaining such reimbursement on the price of our products;

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price of our products in connection therewith;

•	the impact of price control restrictions on our products, including the risk of mandated price reductions;

•	our ability to retain, motivate and recruit executives and other key employees;

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as factors impacting the commercial success of our currently marketed products, which could lead to material impairment charges;

•
the results of management reviews of our research and development portfolio, conducted periodically and in connection with certain acquisitions, the decisions from which could result in terminations of specific projects which, in turn, could lead to material impairment charges;

•	our ability to obtain components, raw materials or finished products supplied by third parties and other manufacturing and supply difficulties and delays;

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•	declines in the pricing and sales volume of certain of our products that are distributed by third parties, over which we have no or limited control;

•	the seasonality of sales of certain of our products;

•
compliance with, or the failure to comply with, health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and pricing practices, worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide environmental laws and regulation and privacy and security regulations;

•	the impacts of the Patient Protection and Affordable Care Act and other legislative and regulatory healthcare reforms in the countries in which we operate; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. “Risk Factors”, and in the Company’s other filings with

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed on reports and filed or submitted with the SEC is recorded, processed, summarized, and reported in a timely manner. Based on our evaluation, our management, including the CEO and Chief Financial Officer (“CFO”), has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012 are effective. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our reports.
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
Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Medicis, OraPharma, Probiotica and certain assets acquired from Gerot Lannach and Johnson & Johnson Consumer Companies Inc. (together, the “Acquired Companies”), which represented approximately 6% of the Company’s consolidated revenues for the year ended December 31, 2012, and assets associated with the Acquired Companies represented approximately 4% of the Company’s consolidated total assets as of December 31, 2012.
The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-3 of the 2012 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof by our management, including the CEO and CFO, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information relating to quantitative and qualitative disclosures about market risk is detailed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” and is incorporated herein by reference.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item is contained in the financial statements set forth in Item 15. “Exhibits, Financial Statement Schedules” under the caption “Consolidated Financial Statements and Supplementary Data” as part of this Form 10-K and is incorporated herein by reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
Internal Control Over Financial Reporting

(a)
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control Over Financial Reporting is incorporated herein by reference from Part II, Item 8 of this report.

(b)
Report of the Registered Public Accounting Firm.    The Report of the Registered Public Accounting Firm on the Company’s internal control over financial reporting is incorporated herein by reference from Part II, Item 8 of this report.

(c)
Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2013 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2013 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2013 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2013 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2012 and 2011 is incorporated herein by reference from information included in the 2013 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
Documents filed as a part of the report:

(1)	The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

(2)	Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts expressed in thousands of U.S. dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2012
Allowance for doubtful accounts	$12,328	$838	$(583)	$(98)	$12,485
Allowance for inventory obsolescence	$22,819	$22,619	$26,299	$(15,706)	$56,031
Deferred tax asset valuation allowance	$128,742	$(2,227)	$(2,000)	$—	$124,515
Year ended December 31, 2011
Allowance for doubtful accounts	$6,692	$1,467	$4,669	$(500)	$12,328
Allowance for inventory obsolescence	$28,065	$4,051	$2,730	$(12,027)	$22,819
Deferred tax asset valuation allowance	$186,399	$(35,062)	$41,517	$(64,112)	$128,742
Year ended December 31, 2010
Allowance for doubtful accounts	$2,437	$531	$7,138	$(3,414)	$6,692
Allowance for inventory obsolescence	$8,560	$6,356	$18,821	$(5,672)	$28,065
Deferred tax asset valuation allowance	$153,955	$22,075	$10,369	$—	$186,399

For the year ended December 31, 2012, the increase in the amounts charged to costs and expenses with respect to the allowance for inventory obsolescence was driven primarily by integration-related portfolio and manufacturing rationalization initiatives and growth in the business.
With respect to the allowance for inventory obsolescence, the $26.3 million in 2012 charged to other accounts represents obsolescence reserves assumed as part of acquisitions consummated during the year, with the most significant contributors being the QLT, Medicis, and Eyetech Inc. acquisitions, which closed on September 24, 2012, December 11, 2012, and February 13, 2012, respectively. The $2.7 million in 2011 charged to other accounts represents obsolescence reserves assumed as part of acquisitions consummated during the year, with the most significant contributor being the Sanitas acquisition, which closed on August 19, 2011. The $18.8 million in 2010 charged to other accounts represents obsolescence reserves assumed as part of the Merger consummated on September 28, 2010. These assumed reserves were included as part of the purchase price allocations as of the respective acquisition dates, therefore, such amounts were not charged to costs and expenses.

(3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of June 20, 2010, among Valeant, the Company, Biovail Americas Corp. and Beach Merger Corp., originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.††

2.2
Stock Purchase Agreement, dated January 31, 2011, between Biovail International S.a.r.l. and the stockholders of PharmaSwiss SA, originally filed as Exhibit 2.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.**††

2.3
Asset Purchase Agreement, dated February 2, 2011, between Biovail Laboratories International SRL and GlaxoSmithKline LLC, originally filed as Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.**††

2.4
Purchase Agreement, dated as of February 24, 2011, between the Company and ValueAct Capital Master Fund, L.P., originally filed as Exhibit 2.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.††

2.5
Purchase Agreement, dated as of May 6, 2011, between ValueAct Capital Master Fund, L.P. and 0909657 B.C. Ltd., originally filed as Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, which is incorporated by reference herein.††

2.6
Asset Purchase Agreement dated July 8, 2011 among the Company, Valeant International (Barbados) SRL and Sanofi, originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which is incorporated by reference herein. **††

2.7
Asset Purchase Agreement dated July 15, 2011 among the Company (as guarantor only), Valeant International (Barbados) SRL, Valeant Pharmaceuticals North America LLC and Janssen Pharmaceuticals, Inc., originally filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which is incorporated by reference herein.**††

2.8
Agreement and Plan of Merger, dated as of September 2, 2012, among the Company, Valeant, Merlin Merger Sub, Inc. and Medicis Pharmaceutical Corporation, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 4, 2012, which is incorporated by reference herein.

2.9*	Asset Purchase Agreement, dated as of November 18, 2011, by and between Medicis Pharmaceutical Corporation and Graceway Pharmaceuticals, LLC and the other parties signatory thereto.††
3.1
Certificate and Articles of Amalgamation of the Company, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 5, 2012, which is incorporated by reference herein.

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

4.2
Second Supplemental Indenture, dated as of December 31, 2010, by and among Valeant, Valeant Canada GP Limited, Valeant Canada LP, V-BAC Holding Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors listed therein, originally filed as Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is incorporated by reference herein.

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

4.4
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

4.5
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

4.8
First Supplemental Indenture, dated as of December 31, 2010, by and among Valeant, Valeant Canada GP Limited, Valeant Canada LP, V-BAC Holding Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as Trustee, and the guarantors listed therein, originally filed as Exhibit 4.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is incorporated by reference herein.

4.9
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

4.10
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

4.11
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

4.12
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

4.13
Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 9, 2011, which is incorporated by reference herein.

4.14
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

4.15
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

4.16
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

4.17
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

4.18
Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 10, 2011, which is incorporated by reference herein.

4.19
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

4.20
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

4.21
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

4.22
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

4.23
Indenture, dated as of October 4, 2012 (the “Escrow Corp Indenture”), by and among VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.375% Senior Notes due 2020 (the “2020 Senior Notes”), originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.24
Supplemental Indenture to the Escrow Corp Indenture, dated as of October 4, 2012, by and among VPI Escrow Corp., Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee governing the 2020 Senior Notes, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.25
Indenture, dated as of October 4, 2012 (the “Concurrent Indenture”), by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”), originally filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

10.1†
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed with the Securities and Exchange Commission on May 10, 2011, which is incorporated by reference herein.

10.2†
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is incorporated by reference herein.

10.3†
Form of Matching Restricted Stock Unit Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is incorporated by reference herein.

10.4†
Form of Share Unit Grant Agreement (Performance Vesting) under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is incorporated by reference herein.

10.5†
Biovail Corporation 2007 Equity Compensation Plan (the “2007 Equity Compensation Plan”) dated as of May 16, 2007, originally filed as Exhibit 10.49 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.

10.6†
Amendment No. 1 to the 2007 Equity Compensation Plan dated as of December 18, 2008, originally filed as Exhibit 10.50 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.

10.7†
Amendment, dated April 6, 2011 and approved by the shareholders on May 16, 2011, to the 2007 Equity Compensation Plan, originally filed as Annex B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, which is incorporated by reference herein.

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

10.12†
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

10.15†
Employment Agreement, dated as of June 20, 2010, by and between the Company, Biovail Laboratories International SRL and J. Michael Pearson, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.

10.16†
Employment Agreement between the Company and J. Michael Pearson, dated as of March 21, 2011, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2011, which is incorporated by reference herein.

10.17†
Employment Letter between the Company and Howard Schiller, dated as of November 10, 2011, originally filed as Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is incorporated by reference herein.

10.18*†	Employment Letter between the Company and Ryan Weldon, dated as of December 11, 2012.
10.19*†	Employment Letter between the Company and Jason Hanson, dated as of December 11, 2012.
10.20†
Employment Letter, dated November 11, 2010, between the Company and Rajiv De Silva, originally filed as Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 17, 2010, which is incorporated by reference herein.

10.21†
Separation Agreement, dated September 13, 2012, between the Company and Rajiv De Silva, originally filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2012, which is incorporated by reference herein.

10.22
Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC (“GSLP”) and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. (“JPMorgan”) and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto (the “Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.”), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.

10.23
Amendment No. 1, dated March 6, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2012, which is incorporated by reference herein.

10.24
Amendment No. 2, dated September 10, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2012, which is incorporated by reference herein.

10.25*	Amendment No. 3, dated January 24, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.
10.26*	Amendment No. 4, dated February 21, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.
10.27
Joinder Agreement, dated June 14, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2012, which is incorporated by reference herein.

10.28
Joinder Agreement, dated July 9, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012, which is incorporated by reference herein.

10.29
Joinder Agreement, dated as of September 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2012, which is incorporated by reference herein.

10.30
Joinder Agreement, dated as of October 2, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

10.31*	Joinder Agreement, dated as of December 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.
10.32
Second Amended and Restated Credit and Guaranty Agreement, dated as of October 20, 2011, among the Company, certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, GSLP and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan, as Syndication Agent and Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto (the “Second Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.”), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.

10.33
Amendment No. 1, dated as of February 13, 2012, to the Second Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.

10.34
Amended and Restated Credit and Guaranty Agreement, dated as of August 10, 2011, among Valeant, and the Company and certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, GSLP as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and GSLP, as Administrative Agent and Collateral Agent (the “Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International”), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.

10.35
Amendment No. 1, dated as of August 12, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.

10.36
Amendment No. 2, dated as of September 6, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is incorporated by reference herein.

10.37
Amendment No. 3, dated as of October 20, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.

10.38
Credit and Guaranty Agreement, dated June 29, 2011, among Valeant, the Company and certain subsidiaries of the Company, as Guarantors, each of the lenders named therein, GSLP as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and GSLP, as Administrative Agent and Collateral Agent (the “Credit and Guaranty Agreement of Valeant Pharmaceuticals International”), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2011, which is incorporated by reference herein.

10.39
Amendment No. 1, dated as of August 10, 2011, to the Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.

10.40
Trademark and Domain Name License Agreement, dated as of February 22, 2011, by and between GlaxoSmithKline LLC and Biovail Laboratories International SRL, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is incorporated by reference herein.

10.41
License Agreement, dated June 29, 2011, between Meda Pharma SARL and Valeant International (Barbados) SRL, originally filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which is incorporated by reference herein.**

10.42
Plea Agreement and Side Letter, dated as of May 16, 2008, between United States Attorney for the District of Massachusetts and Biovail Pharmaceuticals, Inc., originally filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.

10.43
Corporate Integrity Agreement, dated as of September 11, 2009, between the Company and the Office of Inspector General of the Department of Health and Human Services, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated by reference herein.

10.44
Settlement Agreement, dated as of September 11, 2009, among the United States of America, United States Department of Justice, Office of Inspector General of the Department of Health and Human Services and the Company, originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009, which is incorporated by reference herein.

10.45
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

10.49
Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., originally filed as Exhibit 10.7 to Valeant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (05816114), which is incorporated by reference herein.**††

10.50
License and Collaboration Agreement, dated as of August 27, 2008, between Valeant Pharmaceuticals North America and Glaxo Group Limited (the “GSK Retigabine Agreement”), originally filed as Exhibit 10.1 to Valeant's Current Report on Form 8-K/A, filed August 29, 2008, which is incorporated by reference herein.**

10.51
First Amendment to the GSK Retigabine Agreement, dated as of February 10, 2009, between Valeant Pharmaceuticals North America and Glaxo Group Limited, originally filed as Exhibit 10.35 to Valeant's Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated by reference herein.**

21.1*	Subsidiaries of Valeant Pharmaceuticals International, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP (US).
23.2*	Consent of PricewaterhouseCoopers LLP (Canada).
23.3*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Document
____________________________________

*	Filed herewith.

**	Portions of this exhibit have been omitted pursuant to an application for, or an order with respect to, confidential treatment. Such information has been omitted and filed separately with the SEC.

†	Management contract or compensatory plan or arrangement.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC. (Registrant)

Date: February 28, 2013	By:	/s/ J. MICHAEL PEARSON

J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MICHAEL PEARSON J. Michael Pearson	Chairman of the Board and Chief Executive Officer	February 28, 2013
/s/ HOWARD B. SCHILLER Howard B. Schiller	Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	February 28, 2013
/s/ ROBERT A. INGRAM Robert A. Ingram	Lead Director	February 28, 2013
/s/ RONALD H. FARMER Ronald H. Farmer	Director	February 28, 2013
/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	February 28, 2013
/s/ G. MASON MORFIT G. Mason Morfit	Director	February 28, 2013
/s/ DR. LAURENCE E. PAUL Dr. Laurence E. Paul	Director	February 28, 2013
/s/ ROBERT N. POWER Robert N. Power	Director	February 28, 2013
/s/ NORMA A. PROVENCIO Norma A. Provencio	Director	February 28, 2013
/s/ LLOYD M. SEGAL Lloyd M. Segal	Director	February 28, 2013
/s/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	February 28, 2013

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

REPORTS OF MANAGEMENT ON FINANCIAL STATEMENTS
AND INTERNAL CONTROL OVER FINANCIAL REPORTING
Financial Statements
The Company’s management is responsible for preparing the accompanying consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”). In preparing these consolidated financial statements, management selects appropriate accounting policies and uses its judgment and best estimates to report events and transactions as they occur. Management has determined such amounts on a reasonable basis in order to ensure that the consolidated financial statements are presented fairly, in all material respects. Financial information included throughout this Annual Report is prepared on a basis consistent with that of the accompanying consolidated financial statements.
PricewaterhouseCoopers LLP has been engaged by the Company’s shareholders to audit the consolidated financial statements.
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
Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Medicis Pharmaceutical Corporation, OraPharma Topco Holdings, Inc., Probiotica Laboratorios Ltda. and certain assets acquired from Gerot Lannach and Johnson & Johnson Consumer Companies Inc., (together, the“Acquired Companies”), which the Company acquired through purchase business combinations during the year ended December 31, 2012. The Acquired Companies represented approximately 6% of the Company’s consolidated revenues for the year ended December 31, 2012, and assets associated with the Acquired Companies represented approximately 4% of the Company’s consolidated total assets as of December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-3 herein.

/s/ J. MICHAEL PEARSON	/s/ HOWARD B. SCHILLER
J. Michael Pearson Chairman of the Board and Chief Executive Officer	Howard B. Schiller Executive Vice President and Chief Financial Officer
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Directors of
Valeant Pharmaceuticals International, Inc.
In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International, Inc. and its subsidiaries at December 31, 2012 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2012 appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded Medicis Pharmaceutical Corporation, OraPharma Topco Holdings, Inc., Probiotica Laboratorios Ltda. and certain assets acquired from Gerot Lannach and Johnson & Johnson Consumer Companies Inc., (together, the “Acquired Companies”) from its assessment of internal control over financial reporting as of December 31, 2012 because the Acquired Companies were acquired by the Company in purchase business combinations during 2012. We have also excluded the Acquired Companies from our audit of internal control over financial reporting. The Acquired Companies are wholly-owned subsidiaries whose total assets and total revenues represent 4% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Directors of
Valeant Pharmaceuticals International, Inc.
In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International, Inc. and its subsidiaries at December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2011 appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule. Our responsibility is to express opinions on these financial statements and on the financial statement schedule. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Toronto, Canada February 29, 2012	Chartered Accountants Licensed Public Accountants
(except for Note 26 which contains restated
segment information to reflect a new management
structure, and for which the date is February 28, 2013)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Valeant Pharmaceuticals International, Inc.
We have audited the accompanying consolidated statements of income (loss), comprehensive loss, shareholders’ equity, and cash flows of Valeant Pharmaceuticals International, Inc., formerly Biovail Corporation, for the year ended December 31, 2010. Our audit also included the financial statement schedule II included in Item 15 for the year ended December 31, 2010. The financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Valeant Pharmaceuticals International, Inc's operations and its cash flows for the year ended December 31, 2010, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP
Toronto, Canada, February 28, 2011	Chartered Accountants Licensed Public Accountants

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in thousands of U.S. dollars)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$916,091	$164,111
Marketable securities	4,410	6,338
Accounts receivable, net	913,835	569,268
Inventories, net	531,256	355,212
Prepaid expenses and other current assets	125,869	41,884
Assets held for sale	90,983	72,239
Deferred tax assets, net	195,007	148,454
Total current assets	2,777,451	1,357,506
Marketable securities	7,167	—
Property, plant and equipment, net	462,724	414,242
Intangible assets, net	9,308,669	7,641,478
Goodwill	5,141,366	3,581,512
Deferred tax assets, net	76,422	54,681
Other long-term assets, net	176,580	58,700
Total assets	$17,950,379	$13,108,119
Liabilities
Current liabilities:
Accounts payable	$227,384	$157,620
Accrued liabilities and other current liabilities	981,282	527,583
Acquisition-related contingent consideration	102,559	100,263
Income taxes payable	19,910	10,335
Deferred revenue	7,032	12,783
Current portion of long-term debt	480,182	111,250
Deferred tax liabilities, net	4,403	4,438
Total current liabilities	1,822,752	924,272
Deferred revenue	36,127	38,153
Acquisition-related contingent consideration	352,523	319,821
Long-term debt	10,535,443	6,539,761
Liabilities for uncertain tax positions	103,658	91,098
Deferred tax liabilities, net	1,248,312	1,188,506
Other long-term liabilities	134,166	76,678
Total liabilities	14,232,981	9,178,289
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized, 303,861,272 and 306,371,032 issued and outstanding at December 31, 2012 and 2011, respectively	5,940,652	5,963,621
Additional paid-in capital	267,118	276,117
Accumulated deficit	(2,370,976)	(2,030,292)
Accumulated other comprehensive loss	(119,396)	(279,616)
Total shareholders’ equity	3,717,398	3,929,830
Total liabilities and shareholders’ equity	$17,950,379	$13,108,119
Commitments and contingencies (notes 24, 25 and 27)
On behalf of the Board:

/s/ J. MICHAEL PEARSON	/s/ NORMA A. PROVENCIO
J. Michael Pearson	Norma A. Provencio
Chairman of the Board and Chief Executive Officer	Chairperson, Audit and Risk Committee

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(All dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues
Product sales	$3,309,895	$2,255,050	$1,133,371
Alliance and royalty	171,841	172,473	35,109
Service and other	64,890	35,927	12,757
	3,546,626	2,463,450	1,181,237
Expenses
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	921,533	683,750	395,595
Cost of alliance and service revenues	116,983	43,082	10,155
Selling, general and administrative	756,083	572,472	276,546
Research and development	79,052	65,687	68,311
Amortization of intangible assets	928,885	557,814	219,758
Restructuring, integration and other costs	344,387	97,667	140,840
In-process research and development impairments and other charges	189,901	109,200	89,245
Acquisition-related costs	78,604	32,964	38,262
Legal settlements	56,779	11,841	52,610
Acquisition-related contingent consideration	(5,266)	(10,986)	—
	3,466,941	2,163,491	1,291,322
Operating income (loss)	79,685	299,959	(110,085)
Interest income	5,986	4,084	1,294
Interest expense	(473,396)	(333,041)	(84,307)
Write-down of deferred financing charges	(8,200)	(1,485)	(5,774)
Loss on extinguishment of debt	(20,080)	(36,844)	(32,413)
Foreign exchange and other	19,721	26,551	574
Gain (loss) on investments, net	2,056	22,776	(5,552)
Loss before recovery of income taxes	(394,228)	(18,000)	(236,263)
Recovery of income taxes	(278,203)	(177,559)	(28,070)
Net (loss) income	$(116,025)	$159,559	$(208,193)
Basic (loss) earnings per share	$(0.38)	$0.52	$(1.06)
Diluted (loss) earnings per share	$(0.38)	$0.49	$(1.06)
Weighted-average common shares (000's)
Basic	305,446	304,655	195,808
Diluted	305,446	326,119	195,808
Cash dividends declared per share	$—	$—	$1.280
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All dollar amounts expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2012	2011	2010
Net (loss) income	$(116,025)	$159,559	$(208,193)
Other comprehensive income (loss)
Foreign currency translation adjustment	161,011	(381,633)	54,640
Unrealized holding gain on auction rate securities:
Arising in period	1	—	554
Reclassification to net (loss) income	—	—	389
Net unrealized holding gain (loss) on available-for-sale equity securities:
Arising in period	379	22,780	—
Reclassification to net (loss) income	(1,634)	(21,146)	—
Net unrealized holding gain (loss) on available-for-sale debt securities:
Arising in period	7	(114)	(321)
Reclassification to net (loss) income	197	—	—
Pension adjustment	259	(545)	—
Acquisition of noncontrolling interest	—	2,206	—
Other comprehensive income (loss)	160,220	(378,452)	55,262
Comprehensive loss	$44,195	$(218,893)	$(152,931)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All dollar amounts expressed in thousands of U.S. dollars)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares					Valeant Pharmaceuticals International, Inc. Shareholders' equity
					Accumulated Other Comprehensive (Loss) Income
	Shares (000s)	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2010	158,311	$1,465,004	$91,768	$(245,974)	$43,574	$1,354,372	$—	$1,354,372
Acquisition of Valeant, equity issued	139,267	3,710,888	169,413	—	—	3,880,301	—	3,880,301
Fair value of equity component of Valeant 4.0% Convertible Notes and call options	—	—	253,971	—	—	253,971	—	253,971
Equity settlement and reclassification of call options	145	3,602	(38,224)	1,928	—	(32,694)	—	(32,694)
Repurchase of equity component of 5.375% Convertible Notes	—	—	(20,444)	(111,279)	—	(131,723)	—	(131,723)
Common shares issued under share-based compensation plans	6,959	110,513	(52,088)	—	—	58,425	—	58,425
Employee withholding taxes related to share-based awards	—	—	(14,485)	—	—	(14,485)	—	(14,485)
Repurchase of common shares	(2,305)	(40,442)	—	(19,688)	—	(60,130)	—	(60,130)
Share-based compensation	—	—	98,033	—	—	98,033	—	98,033
Cash dividends declared and dividend equivalents ($1.28 per share)	—	—	7,097	(349,140)	—	(342,043)	—	(342,043)
Cash dividends reinvested through dividend reinvestment plan	72	2,165	—	(2,165)	—	—	—	—
	302,449	5,251,730	495,041	(726,318)	43,574	5,064,027	—	5,064,027
Comprehensive loss:
Net loss	—	—	—	(208,193)	—	(208,193)	—	(208,193)
Other comprehensive income	—	—	—	—	55,262	55,262	—	55,262
Total comprehensive loss						(152,931)	—	(152,931)
Balance, December 31, 2010	302,449	5,251,730	495,041	(934,511)	98,836	4,911,096	—	4,911,096
Settlement of 4% Convertible Notes	17,783	892,000	(225,971)	(440,046)	—	225,983	—	225,983
Repurchase of equity component of 5.375% Convertible Notes	—	—	(33,169)	(380,834)	—	(414,003)	—	(414,003)
Common shares issued under share-based compensation plans	4,338	121,099	(79,382)	—	—	41,717	—	41,717
Settlement of call options	(2,999)	(36,343)	11,072	(41,592)	—	(66,863)	—	(66,863)
Repurchase of common shares	(15,200)	(264,865)	—	(374,377)	—	(639,242)	—	(639,242)
Share-based compensation	—	—	94,023	—	—	94,023	—	94,023
Employee withholding taxes related to share-based awards	—	—	(19,211)	(18,491)	—	(37,702)	—	(37,702)
Tax benefits from stock options exercised	—	—	26,414	—	—	26,414	—	26,414
Reclassification of deferred share units	—	—	9,271	—	—	9,271	—	9,271
Noncontrolling interest from business combinations	—	—	—	—	—	—	58,555	58,555
Acquisition of noncontrolling interest	—	—	(1,971)	—	—	(1,971)	(56,349)	(58,320)
	306,371	5,963,621	276,117	(2,189,851)	98,836	4,148,723	2,206	4,150,929
Comprehensive loss:
Net income	—	—	—	159,559	—	159,559	—	159,559
Other comprehensive loss	—	—	—	—	(378,452)	(378,452)	(2,206)	(380,658)
Total comprehensive loss						(218,893)	(2,206)	(221,099)
Balance, December 31, 2011	306,371	5,963,621	276,117	(2,030,292)	(279,616)	3,929,830	—	3,929,830
Settlement of 5.375% Convertible Notes	—	—	(175)	(43,593)	—	(43,768)	—	(43,768)
Repurchase of equity component of 5.375% Convertible Notes	—	—	(180)	(2,682)	—	(2,862)	—	(2,862)
Common shares issued under share-based compensation plans	2,747	79,371	(56,348)	—	—	23,023	—	23,023
Repurchase of common shares	(5,257)	(102,340)	—	(178,384)	—	(280,724)	—	(280,724)
Share-based compensation	—	—	66,236	—	—	66,236	—	66,236
Employee withholding taxes related to share-based awards	—	—	(31,073)	—	—	(31,073)	—	(31,073)
Tax benefits from stock options exercised	—	—	12,541	—	—	12,541	—	12,541
	303,861	5,940,652	267,118	(2,254,951)	(279,616)	3,673,203	—	3,673,203
Comprehensive loss:
Net loss	—	—	—	(116,025)	—	(116,025)	—	(116,025)
Other comprehensive income	—	—	—	—	160,220	160,220	—	160,220
Total comprehensive loss						44,195	—	44,195
Balance, December 31, 2012	303,861	$5,940,652	$267,118	$(2,370,976)	$(119,396)	$3,717,398	$—	$3,717,398
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(116,025)	$159,559	$(208,193)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	986,222	612,603	254,504
Amortization and write-down of discounts and debt issuance costs	36,402	27,103	21,472
In-process research and development impairments and other charges	189,901	109,200	89,245
Acquisition accounting adjustment on inventory sold	78,822	59,256	53,266
Acquisition-related contingent consideration	(5,266)	(10,986)	—
Allowances for losses on accounts receivable and inventories	21,779	5,519	6,887
Deferred income taxes	(319,603)	(222,959)	(55,403)
Loss (gain) on disposal of assets	10,780	(5,314)	—
Additions to accrued legal settlements	56,779	11,841	52,610
Payments of accrued legal settlements	(41,800)	(26,541)	(44,450)
Share-based compensation	66,236	94,023	98,033
Tax benefits from stock options exercised	(12,541)	(26,533)	—
Foreign exchange (gain)	(23,839)	(4,829)	(1,539)
(Gain) loss on sale of marketable securities and other charges	—	(21,316)	11,603
Payment of accreted interest on contingent consideration	(2,322)	—	—
Other	(15,669)	16,966	7,020
Changes in operating assets and liabilities:
Accounts receivable	(219,431)	(164,581)	25,187
Inventories	(80,304)	(11,521)	7,463
Prepaid expenses and other current assets	54,827	(3,084)	7,394
Accounts payable, accrued liabilities and other liabilities	(29,070)	57,564	(52,185)
Income taxes payable, net	20,700	(15,497)	(9,723)
Net cash provided by operating activities	656,578	640,473	263,191
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(3,485,286)	(2,464,108)	308,982
Acquisitions of intangible assets and other assets	(73,495)	(327,437)	(84,532)
Purchases of property, plant and equipment	(107,638)	(58,515)	(16,823)
Proceeds from sale of assets	91,996	36,000	15,046
Proceeds from sales and maturities of marketable securities	624,774	86,639	7,965
Purchases of marketable securities	(7,200)	(81,087)	—
Increase in restricted cash	(8,872)	—	—
Other	—	—	(1,699)
Net cash (used in) provided by investing activities	(2,965,721)	(2,808,508)	228,939
Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	6,005,758	5,388,799	992,400
Repayments of long-term debt	(1,929,118)	(2,004,641)	(537,500)
Short-term debt borrowings	35,365	—	—
Short-term debt repayments	(31,075)	—	—
Cash dividends paid	—	—	(356,291)
Repurchases of convertible debt	(3,975)	(613,471)	(254,316)
Repurchases of common shares	(280,724)	(639,242)	(60,130)
Proceeds from exercise of stock options	23,026	41,738	58,425
Tax benefits from stock options exercised	12,541	26,533	—
Cash settlement of convertible debt	(606,278)	—	—
Cash settlement of call options	—	(66,863)	(37,682)
Acquisition of noncontrolling interest	—	(52,499)	—
Payment of employee withholding tax upon vesting of share-based awards	(31,073)	(59,718)	(14,485)
Payments of contingent consideration	(103,926)	(31,800)	—
Payments of debt issuance costs	(33,153)	(40,671)	(4,565)
Other	—	—	861
Net cash provided by (used in) financing activities	3,057,368	1,948,165	(213,283)
Effect of exchange rate changes on cash and cash equivalents	3,755	(10,288)	959
Net increase (decrease) in cash and cash equivalents	751,980	(230,158)	279,806
Cash and cash equivalents, beginning of year	164,111	394,269	114,463
Cash and cash equivalents, end of year	$916,091	$164,111	$394,269
Non-Cash Investing and Financing Activities
Acquisition of Valeant, equity issued	$—	$—	$(3,880,301)
Acquisition of Valeant, debt assumed	—	—	(2,913,614)
Acquisition of businesses, contingent consideration at fair value	(145,728)	(443,481)	—
Settlement of convertible debt, equity issued	—	(892,000)	—
Acquisition of businesses, debt assumed	(825,241)	—	—
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
On December 11, 2012, the Company completed the acquisition of Medicis Pharmaceutical Corporation (“Medicis”) through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of September 2, 2012, with Medicis surviving as a wholly-owned subsidiary of the Company (the “Medicis acquisition”).
The Company is a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products and medical devices, primarily in the areas of dermatology, neurology and branded generics.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”), applied on a consistent basis.
As described in note 3, the Merger has been accounted for as a business combination under the acquisition method of accounting. Biovail was both the legal and accounting acquirer in the Merger. Accordingly, the Company’s consolidated financial statements reflect the assets, liabilities, revenues and expenses of Valeant from the Merger Date.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and those of its subsidiaries. All significant intercompany transactions and balances have been eliminated.
The Company has entered into collaboration and license arrangements with other entities for various products under development. These arrangements typically include upfront and contingent milestone and royalty payments. There were no material arrangements determined to be variable interest entities.
Reclassifications and Revisions
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
The Company has revised the 2011 consolidated balance sheet, the consolidated statement of comprehensive loss and the consolidated statement of shareholders' equity to correct the foreign currency translation adjustment, which resulted in an offsetting adjustment to Deferred tax liabilities, net, Goodwill and Intangible assets, net. The Company increased Deferred tax liabilities, net by $43.6 million and decreased Goodwill and Intangible assets, net by $17.3 million and $16.3 million, respectively, with an offsetting increase in Accumulated other comprehensive loss of $77.2 million as of December 31, 2011. This revision did not have a material impact to the Company's previously reported financial position, results of operations or cash flows.
The Company has revised the 2011 consolidated statement of cash flows for the presentation of the proceeds from the out-license of an intangible asset to conform to the current year presentation. The Company decreased Net cash used in investing activities with an offsetting decrease in Net cash provided by operating activities by $36.0 million for the year ended December 31, 2011. This revision did not have a material impact to the Company's previously reported consolidated statement of cash flows. This change had no effect on the Company's previously reported consolidated balance sheets, consolidated statements of (loss) income and consolidated statements of comprehensive loss.
Acquisitions
Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date.
Use of Estimates
In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates and chargebacks; useful lives of amortizable intangible assets; expected future cash flows used in evaluating intangible assets for impairment; reporting unit fair values in testing goodwill for impairment; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; and the allocation of the purchase price of acquired assets and businesses, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management relies on estimates for future returns, rebates and chargebacks made by the Company’s commercialization counterparties. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s consolidated financial statements could be materially impacted.
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
In 2012, the Company’s marketable securities portfolio included the investment in auction rate floating securities (student loans) and the investment in equity securities acquired in connection with the Medicis acquisition. The investment in auction rate floating securities has a maximum term to maturity of 34 years. In 2011, the Company’s marketable securities portfolio included investment-grade corporate enterprise fixed income debt securities that matured within one year.
The Company’s accounts receivable primarily arise from product sales in the U.S. and Europe and primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic areas. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Italy, Portugal, Spain and Greece, among other members of the European Union, have deteriorated. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company’s accounts receivable outstanding in these countries. An allowance for doubtful accounts is maintained for potential credit losses based on the aging of accounts receivable, historical bad debts experience, and changes in customer payment patterns. Accounts receivables balances are written off against the allowance when it is probable that the receivable will not be collected.
As of December 31, 2012 and 2011, the Company’s three largest U.S. wholesaler customers accounted for 42% and 32% of net trade receivables, respectively. In addition, as of December 31, 2012 and 2011, the Company’s net trade receivable balance from Greece, Spain, Italy and Portugal amounted to $5.6 million and $7.2 million, respectively, and has been outstanding for less than one year. The portion of the Spain receivables past due more than 60 days is negligible. The Company has not experienced any significant losses from uncollectible accounts in the three-year period ended December 31, 2012.
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
Intangible Assets
Intangible assets are reported at cost, less accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated using the straight-line method based on the following estimated useful lives:

Product brands	1 - 25 years
Corporate brands	4 - 20 years
Product rights	1 - 20 years
Partner relationships	2 - 9 years
Out-licensed technology and other	3 - 10 years
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The fair value of an IPR&D intangible asset is determined using an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. The net cash flows reflect the asset’s stage of completion, the probability of technical success, the projected costs to complete, expected market competition, and an assessment of the asset’s life-cycle. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.
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
The Company operates in the following business segments: U.S. Dermatology; U.S. Neurology and Other; Canada and Australia; and Emerging Markets. U.S. Dermatology and U.S. Neurology and Other each consist of one reporting unit. The Canada and Australia segment consists of two geographical reporting units. The Emerging Markets segment consists of four reporting units based on geography, namely Europe, Mexico, Brazil and Southeast Asia/South Africa. The Company estimated the fair values of its reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require the Company to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations. During the fourth quarter of 2012, the Company performed its annual goodwill impairment test and determined that none of the goodwill associated with its reporting units was impaired.
Deferred Financing Costs
Deferred financing costs are reported at cost, less accumulated amortization, and are recorded in other long-term assets. Amortization expense is included in interest expense.
Derivative Financial Instruments
From time to time, the Company utilizes derivative financial instruments to manage its exposure to market risks, including foreign currency and interest rate exposures. The Company does not utilize derivative financial instruments for trading or speculative purposes, nor does it enter into trades for which there is no underlying exposure. Derivative financial instruments are recorded as either assets or liabilities at fair value. The Company accounts for derivative financial instruments based on whether they meet the criteria for designation as hedging transactions, either as cash flow, net investment, or fair value hedges. Depending on the nature of the hedge, changes in the fair value of a hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company did not hold any derivative financial instruments at December 31, 2012 or 2011.
Foreign Currency Translation

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The assets and liabilities of the Company’s foreign operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income in shareholders’ equity.
Foreign currency exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized in net income.
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
The Company recognizes revenue for Dysport®, Perlane®, and Restylane® upon the shipment from McKesson, the Company’s exclusive U.S. distributor of aesthetics products, to physicians.
The Company is party to manufacturing and supply agreements with a number of commercialization counterparties in the U.S. Under the terms of these agreements, the Company’s supply prices for its products are determined after taking into consideration estimates for future returns, rebates, and chargebacks provided by each counterparty. The Company makes adjustments as needed to state these estimates on a basis consistent with this policy, and its methodology for estimating returns, rebates and chargebacks related to its own direct product sales.
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
The Company considers the sale or the out-license of non-core products to be part of its ongoing major and central operations. Accordingly, proceeds on the sale of non-core products are recognized as alliance revenue, with the associated costs, including the carrying amount of related assets, recorded as cost of alliance revenue.
Service and Other
Contract manufacturing service revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Research and development service revenue attributable to the performance of contract services is recognized as the services are performed, under the proportionate performance method of revenue recognition. Performance is measured based on units-of-work performed relative to total units-of-work contracted. Units-of-work is generally measured based on hours spent.
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
Advertising Costs
Advertising costs comprise product samples, print media and promotional materials. Advertising costs related to new product launches are expensed on the first use of the advertisement. The Company deferred advertising costs recorded as of December 31, 2012 or 2011 were not material.
Advertising costs expensed in 2012, 2011 and 2010 were $157.6 million, $106.3 million and $29.9 million, respectively. These costs are included in selling, general and administrative expenses.
Share-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options and restricted share units (“RSUs”), at estimated fair value. The Company amortizes the fair value of stock option or RSU grants on a straight-line basis over the requisite service period of the individual stock option or RSU grant, which generally equals the vesting period. Stock option and RSU forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The fair value of deferred share units (“DSUs”) granted to non-management directors is recognized as compensation expense at the grant date, and a DSU liability is recorded in accrued liabilities. The fair value of the DSU liability is remeasured at each reporting date, with a corresponding adjustment to compensation expense in the reporting period.
Share-based compensation is recorded in cost of goods sold, research and development expenses, selling, general and administrative expenses and restructuring and other costs, as appropriate.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration, which consists primarily of potential milestone payments and royalty obligations, is recorded in the consolidated balance sheets at its acquisition date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of (loss) income. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Interest Expense

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Interest expense includes standby fees and the amortization of debt discounts and deferred financing costs. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. The Company did not capitalize any interest costs in 2012, 2011 or 2010 due to immateriality.
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
Comprehensive Income
Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments, unrealized temporary holding gains and losses on available-for-sale investments, and the non-credit component of other-than-temporary losses on marketable debt securities. Accumulated other comprehensive income is recorded as a component of shareholders’ equity.
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
Adoption of New Accounting Standards
Effective January 1, 2012, the Company adopted the following accounting standards:

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

•
Guidance requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance does not change the components of other comprehensive income or the calculation of earnings per share. At that time, the effective date for amendments to the presentation of reclassifications out of accumulated other comprehensive income has been deferred. As this guidance relates to presentation only, the adoption of this guidance did not impact the Company’s financial position or results of operations.

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
In February 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income, by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning December 15, 2012. As this guidance relates to presentation only, the adoption of this guidance will not have impact on the Company’s financial position or results of operations.

3.	BUSINESS COMBINATIONS
The Company focuses its business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies.
(a) Business combinations in 2012 included the following:
Medicis
Description of the Transaction
On December 11, 2012, the Company acquired all of the outstanding common stock of Medicis Pharmaceutical Corporation (“Medicis”) for $44.00 per share (“Per Share Consideration”) for cash. Pursuant to the Agreement and Plan of Merger, dated September 2, 2012, among the Company, Valeant, Merlin Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Valeant (“Merger Sub”), and Medicis, on December 11, 2012, Merger Sub merged with and into Medicis, with Medicis continuing as the surviving entity and wholly owned subsidiary of Valeant. At the effective time of this merger, each share of Medicis Class A common stock, par value $0.014 per share, issued and outstanding immediately prior to such effective time was converted into the right to receive the Per Share Merger Consideration in cash, without interest. Each Medicis stock option and stock appreciation right, whether vested or unvested, that was outstanding immediately prior to the acquisition was cancelled and converted into the right to receive the excess, if any, of the Per Share Consideration over the exercise price of such stock option or stock appreciation right, as applicable. Each Medicis restricted share, whether vested or unvested, that was outstanding immediately prior to the acquisition was cancelled and converted into the right to receive the Per Share Consideration.
Medicis is a specialty pharmaceutical company that focuses primarily on the development and marketing in the U.S. and Canada of products for the treatment of dermatological and aesthetic conditions. Medicis offers a broad range of products addressing various conditions or aesthetics improvements, including acne, actinic keratosis, facial wrinkles, glabellar lines, fungal infections, hyperpigmentation, photoaging, psoriasis, bronchospasms, external genital and perianal warts/condyloma acuminate, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis’ primary brands are Solodyn®, Restylane®, Perlane®, Ziana®, Dysport® and Zyclara®.
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the acquisition of Medicis:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

(Number of shares, stock options and restricted share units in thousands)	Conversion Calculation	Fair Value
Number of common shares of Medicis outstanding as of acquisition date	57,135
Multiplied by Per Share Consideration	$44.00	$2,513,946
Number of stock options of Medicis cancelled and exchanged for cash(a)	3,152	33,052
Number of outstanding restricted shares cancelled and exchanged for cash(a)	1,974	31,881
Total fair value of consideration transferred		$2,578,879
____________________________________

(a)
The cash consideration paid for Medicis stock options and restricted shares attributable to pre-combination services has been included as a component of purchase price. The remaining $77.3 million balance related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control was recognized as a post-combination expense within Restructuring, integration and other costs in the fourth quarter of 2012.

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

Amounts Recognized as of Acquisition Date
Cash and cash equivalents	$169,583
Accounts receivable(a)	81,092
Inventories(b)	145,157
Short-term and long-term investments(c)	626,559
Income taxes receivable	40,416
Other current assets(d)	74,622
Property and equipment, net	8,239
Identifiable intangible assets, excluding acquired IPR&D(e)	1,390,724
Acquired IPR&D(f)	153,817
Other non-current assets	616
Current liabilities(g)	(453,909)
Long-term debt, including current portion(h)	(777,985)
Deferred income taxes, net	(205,009)
Other non-current liabilities	(8,841)
Total identifiable net assets	1,245,081
Goodwill(i)	1,333,798
Total fair value of consideration transferred	$2,578,879
______________________

(a)	Both the fair value and gross contractual amount of trade accounts receivable acquired were $81.1 million.

(b)	Includes $109.3 million to record Medicis’s inventory at its estimated fair value.

(c)
Short-term and long-term investments consist of corporate and various government agency and municipal debt securities and the investments in auction rate floating securities (student loans). Subsequent to the acquisition date, the Company liquidated the majority of the investments for proceeds of$615.4 million, with the investment in auction rate floating securities and the investment in equity securities outstanding as of December 31, 2012.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

(d)	Includes prepaid expenses and an asset related to a supplemental executive retirement program. The supplemental executive retirement program was settled as of December 31, 2012.

(e)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
In-licensed products	12	$633,429
Product brands	10	491,627
Patents	5	224,985
Corporate brand	14	40,683
Total identifiable intangible assets acquired	10	$1,390,724

(f)
The significant components of the acquired IPR&D assets relate to the development of dermatology products, such as Luliconazole, a new imidazole, antimycotic cream for the treatment of tinea cruris, pedis and corporis, and Metronidazole 1.3%, a topical antibiotic for the treatment of bacterial vaginosis ($130.9 million, in the aggregate), and the development of several aesthetics programs ($22.9 million). A New Drug Application (“NDA”) for Luliconazole was submitted to the FDA on December 11, 2012. A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. Risk-adjusted discount rates of 10% - 11% were used to present value the projected cash flows.

(g)
Includes accounts payable, a liability for a supplemental executive retirement program, a liability for stock appreciation rights, deferred revenue, accrued liabilities, and reserves for sales returns, rebates, managed care and Medicaid. The supplemental executive retirement program was settled as of December 31, 2012.

(h)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

Amounts Recognized as of Acquisition Date
1.375% Convertible Senior Notes(1)	$546,668
2.50% Contingent Convertible Senior Notes(1)	231,111
1.50% Contingent Convertible Senior Notes(1)	206
Total long-term debt assumed	$777,985
____________________________________

(1)
During the period from the acquisition date to December 31, 2012, the Company redeemed a portion of the 1.375% Convertible Senior Notes, 2.50% Contingent Convertible Senior Notes and 1.50% Contingent Convertible Senior Notes. For further details, see note 14 titled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”.

(i)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•	cost savings, operating synergies and other benefits expected to result from combining the operations of Medicis with those of the Company;

•
the value of the continuing operations of Medicis’ existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, Medicis’ assembled workforce).
The provisional amount of goodwill has been allocated to the Company’s U.S. Dermatology segment.
Acquisition-Related Costs
The Company has incurred to date $55.4 million of transaction costs directly related to the Medicis acquisition, which includes $39.2 million of expenses incurred with respect to an agreement with Galderma S.A (“Galderma”) which, among other things, includes an upfront payment and royalties to be paid to Galderma on sales of Sculptra®. The agreement also resolved all claims asserted in Galderma’s pending litigation related to the Company’s acquisition of Medicis. Acquisition-related costs

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

also include expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of Medicis
The revenues of Medicis for the period from the acquisition date to December 31, 2012 were $51.2 million, and the net loss, net of tax, was $135.6 million. The net loss, net of tax, includes the effects of the acquisition accounting adjustments and acquisition-related costs.
OraPharma
Description of the Transaction
On June 18, 2012, the Company acquired OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. The Company made an up-front payment of $289.3 million, and the Company may pay a series of contingent consideration payments of up to $114.0 million based on certain milestones, including certain revenue targets. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date, for a total fair value of consideration transferred of $388.5 million. As of December 31, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The Company also repaid at the closing $37.9 million of assumed debt.
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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2012 (as adjusted)
Cash	$14,119	$—	$14,119
Accounts receivable(c)	10,348	—	10,348
Inventories	3,222	(685)	2,537
Other current assets	4,063	22	4,085
Property and equipment	8,181	—	8,181
Identifiable intangible assets, excluding acquired IPR&D(d)	466,408	(64,095)	402,313
Acquired IPR&D(e)	15,464	13,151	28,615
Other non-current assets	1,862	—	1,862
Current liabilities	(9,675)	(395)	(10,070)
Long-term debt, including current portion(f)	(37,868)	—	(37,868)
Deferred income taxes, net	(173,907)	18,386	(155,521)
Other non-current liabilities	(158)	—	(158)
Total identifiable net assets	302,059	(33,616)	268,443
Goodwill(g)	86,802	33,255	120,057
Total fair value of consideration transferred	$388,861	$(361)	$388,500
______________________

(a)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(b)
The measurement period adjustments primarily reflect: (i) changes in the estimated fair value of the Arestin® product brand; (ii) the reclassification of intangible assets from product brands to IPR&D; (iii) a decrease in the total fair value of consideration transferred due to a working capital adjustment; and (iv) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	Both the fair value and gross contractual amount of trade accounts receivable acquired were $10.3 million, as the Company expects that the amount to be uncollectible is negligible.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2012 (as adjusted)
Product brand	12	$446,958	$(62,450)	$384,508
Corporate brand	15	19,450	(1,645)	17,805
Total identifiable intangible assets acquired	12	$466,408	$(64,095)	$402,313

(e)
The IPR&D assets primarily relate to the development of Arestin® ER, which is indicated for oral hygiene use and Arestin® Peri-Implantitis, which is indicated for anti-inflammatory and anti-bacterial use.

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
The provisional amount of goodwill has been allocated to the Company’s U.S. Dermatology segment.
Acquisition-Related Costs
The Company has incurred to date $3.5 million of transaction costs directly related to the OraPharma acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of OraPharma
The revenues of OraPharma for the period from the acquisition date to December 31, 2012 were $53.9 million, and the net loss, net of tax, was $3.7 million. The net loss, net of tax, includes the effects of the acquisition accounting adjustments and acquisition-related costs.
Other Business Combinations
Description of the Transactions
In the year ended December 31, 2012, the Company completed other business combinations, which included the following businesses, as well as other smaller acquisitions, for an aggregate purchase price of $809.2 million. The aggregate purchase price included contingent consideration obligations with an aggregate acquisition date fair value of $44.2 million.

•
On October 2, 2012, the Company acquired certain assets from Johnson & Johnson Consumer Companies, Inc. (“J&J ROW”) for a purchase price of $41.9 million, relating to the rights in various ex-North American territories to the over-the-counter (“OTC”) consumer brands Caladryl® and Shower to Shower®.

•
On September 28, 2012, the Company acquired certain assets from Johnson & Johnson Consumer Companies, Inc. (“J&J North America”) for a purchase price of $107.3 million, relating to the U.S. and Canadian rights to the OTC consumer brands Ambi®, Caladryl®, Corn Huskers®, Cortaid®, Purpose® and Shower to Shower®.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

•
On September 24, 2012, the Company acquired certain assets from QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”) relating to Visudyne®, which is used to treat abnormal growth of leaky blood vessels in the eye caused by wet age-related macular degeneration. The consideration paid included up-front payments of $62.5 million for the assets related to the rights to the product in the U.S. and $50.0 million for the assets related to the rights to the product outside the U.S. The Company may pay a series of contingent payments of up to $20.0 million relating to non-U.S. royalties and development milestones for QLT’s laser program in the U.S. In addition, the Company will pay royalties on sales of potential new indications for Visudyne® in the U.S. The fair value of the contingent consideration was determined to be $7.9 million as of the acquisition date. As of December 31, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 23, 2012, the Company acquired certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), a specialty pharmaceutical company located in the U.S. focused on skincare products, including the rights to University Medical’s main brand AcneFree™, a retail OTC acne treatment. The consideration includes up-front payments of $65.0 million, and the Company may pay a series of contingent consideration payments of up to $40.0 million if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $1.5 million as of the acquisition date. As of December 31, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 2, 2012, the Company acquired certain assets from Atlantis Pharma (“Atlantis”), a branded generics pharmaceutical company located in Mexico, for up-front payments of $65.5 million (MXN$847.3 million), and the Company placed an additional $8.9 million (MXN$114.7 million) into an escrow account. The amounts in escrow will be paid to the sellers only if certain regulatory milestones are achieved and therefore such amounts were treated as contingent consideration. The fair value of the contingent consideration was determined to be $7.6 million as of the acquisition date. As of December 31, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. Since the acquisition date, certain amounts have been released from escrow to the sellers, reducing the escrow balance to $8.2 million as of December 31, 2012. The escrow balance is treated as restricted cash and is included in Prepaid expenses and other current assets and Other long-term assets, net in the Company’s consolidated balance sheets. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

•
On March 13, 2012, the Company acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. The Company made an up-front payment of $164.0 million (€125.0 million), and the Company may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. As of December 31, 2012, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. As part of the transaction, the Company also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products. Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin.

•
On February 1, 2012, the Company acquired Probiotica Laboratorios Ltda. (“Probiotica”), which markets OTC sports nutrition products and other food supplements in Brazil, for a purchase price of $90.5 million (R$158.0 million).

•
During the year ended December 31, 2012, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the other business combinations, in the aggregate, as of the acquisition dates. The following recognized amounts with respect to the J&J ROW and J&J North America, and certain other smaller acquisitions are provisional and subject to change:

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

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of December 31, 2012 (as adjusted)
Cash and cash equivalents	$7,255	$(258)	$6,997
Accounts receivable(b)	29,846	(17)	29,829
Assets held for sale(c)	15,566	—	15,566
Inventories	64,819	(5,970)	58,849
Other current assets	2,524	—	2,524
Property, plant and equipment	9,027	—	9,027
Identifiable intangible assets, excluding acquired IPR&D(d)	666,619	764	667,383
Acquired IPR&D	1,234	—	1,234
Indemnification assets(e)	27,901	—	27,901
Other non-current assets	21	—	21
Current liabilities	(32,146)	(350)	(32,496)
Long-term debt	(920)	—	(920)
Liability for uncertain tax position	(6,682)	6,682	—
Other non-current liabilities(e)	(28,523)	—	(28,523)
Deferred income taxes, net	(10,933)	373	(10,560)
Total identifiable net assets	745,608	1,224	746,832
Goodwill(f)	70,600	(8,271)	62,329
Total fair value of consideration transferred	$816,208	$(7,047)	$809,161
________________________

(a)
The measurement period adjustments primarily relate to the Probiotica acquisition and primarily reflect: (i) the elimination of the liability for uncertain tax positions; (ii) the changes in the estimated fair value of the corporate brand intangible asset; and (iii) a decrease in the total fair value of consideration transferred due to a working capital adjustment. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The fair value of trade accounts receivable acquired was $29.8 million, with the gross contractual amount being $31.1 million, of which the Company expects that $1.3 million will be uncollectible.

(c)
Assets held for sale relate to a product brand acquired in the Atlantis acquisition. Subsequent to that acquisition, the plan of sale changed, and the Company no longer intends to sell the asset. Consequently, the product brand is not classified as an asset held for sale as of December 31, 2012.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2012 (as adjusted)
Product brands	10	$456,720	$(2,088)	$454,632
Corporate brands	12	31,934	3,725	35,659
Product rights	10	109,274	(873)	108,401
Royalty agreement	9	36,277	—	36,277
Partner relationships	5	32,414	—	32,414
Total identifiable intangible assets acquired	10	$666,619	$764	$667,383

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

(f)
The goodwill relates primarily to the Probiotica acquisition. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company expects that the Probiotica’s goodwill will be deductible for tax purposes. The goodwill recorded from the J&J ROW, J&J North America, QLT, University Medical, Atlantis and Gerot Lannach acquisitions represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations with those of the Company. Probiotica’s goodwill recorded represents the following:

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
The amount of the goodwill from the J&J North America, QLT and University Medical acquisitions has been allocated to the Company’s U.S. Dermatology segment. The amount of goodwill from the J&J ROW, Probiotica, Atlantis and Gerot Lannach acquisitions, has been allocated to the Company’s Emerging Markets segment.
Acquisition-Related Costs
The Company has incurred to date $9.4 million, in the aggregate, of transaction costs directly related to the other business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of Other Business Combinations
The revenues of the other business combinations for the period from the respective acquisition dates to December 31, 2012 were $178.8 million, in the aggregate, and the net loss, net of tax, was $14.3 million, in the aggregate. The net loss, net of tax, includes the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2011 included the following:
iNova
Description of the Transaction
On December 21, 2011, the Company acquired iNova from Archer Capital, Ironbridge Capital and other minority management shareholders. The Company made upfront payments of $656.7 million (AUD$657.9 million) and the Company may pay a series of potential milestones of up to $59.9 million (AUD$60.0 million) based on the success of pipeline activities, product registrations and overall revenue. The fair value of the contingent consideration was determined to be $44.5 million as of the acquisition date, for a total fair value of consideration transferred of $701.2 million. For the year ended December 31, 2012, the Company recognized a net gain of $10.3 million primarily due to changes in the estimated probability of achieving the milestones. The net gain was recognized as Acquisition-related contingent consideration in the consolidated statement of (loss) income.
In connection with the transaction, in November and December 2011, the Company entered into foreign currency forward-exchange contracts to buy AUD$625.0 million, which were settled on December 20, 2011. The Company recorded a $16.4 million foreign exchange gain on the settlement of these contracts, which was recognized in Foreign exchange and other in the consolidated statements of (loss) income for the year ended December 31, 2011.
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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2012 (as adjusted)
Cash and cash equivalents	$8,792	$—	$8,792
Accounts receivable(c)	30,525	—	30,525
Inventories	43,387	(1,400)	41,987
Property, plant and equipment(d)	15,257	(749)	14,508
Identifiable intangible assets(e)	423,950	(2,188)	421,762
Deferred income taxes, net	—	15,893	15,893
Current liabilities	(32,500)	(1,713)	(34,213)
Total identifiable net assets	489,411	9,843	499,254
Goodwill(f)	211,770	(9,843)	201,927
Total fair value of consideration transferred	$701,181	$—	$701,181
____________________________________

(a)	As previously reported in the 2011 Form 10-K.

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

(e)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2012 (as adjusted)
Product brands	8	$418,252	$(2,188)	$416,064
Corporate brands	4	5,698	—	5,698
Total identifiable intangible assets acquired	8	$423,950	$(2,188)	$421,762

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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2012 (as adjusted)
Inventories	$32,360	$(3,792)	$28,568
Property, plant and equipment	39,581	—	39,581
Identifiable intangible assets(c)	341,680	1,969	343,649
Deferred tax liability	(1,262)	—	(1,262)
Total identifiable net assets	412,359	(1,823)	410,536
Goodwill(d)	8,141	2,935	11,076
Total fair value of consideration transferred	$420,500	$1,112	$421,612
____________________________________

(a)	As previously reported in the 2011 Form 10-K.

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

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2012 (as adjusted)
Product brands	9	$292,472	$1,816	$294,288
Product rights	5	33,857	227	34,084
Manufacturing agreement	5	15,351	(74)	15,277
Total identifiable intangible assets acquired	9	$341,680	$1,969	$343,649

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
Description of the Transaction

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

On December 12, 2011, the Company acquired assets of the Ortho Dermatologics division of Janssen Pharmaceuticals, Inc. (“Janssen”), for a total cash purchase price of approximately $345.2 million. The assets acquired included prescription brands Retin-A Micro®, Ertaczo®, Renova® and Biafine®.
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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2012 (as adjusted)
Inventories	$6,169	$—	$6,169
Property, plant and equipment	206	—	206
Identifiable intangible assets, excluding acquired IPR&D(c)	333,599	—	333,599
Acquired IPR&D(d)	4,318	—	4,318
Deferred tax liability	(1,690)	—	(1,690)
Total identifiable net assets	342,602	—	342,602
Goodwill(e)	3,507	(915)	2,592
Total fair value of consideration transferred	$346,109	$(915)	$345,194
____________________________________

(a)	As previously reported in the 2011 Form 10-K.

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

(d)
The acquired IPR&D asset relates to the development of the MC5 program, a topical treatment for acne vulgaris. In the second quarter of 2012, the Company terminated the MC5 program and recognized a charge of $4.3 million to write off the related IPR&D asset. This charge was recognized as In-process research and development impairments and other charges in the Company’s consolidated statements of (loss) income.

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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2012 (as adjusted)
Cash	$1,558	$—	$1,558
Accounts receivable(c)	9,436	(1,524)	7,912
Inventories	22,489	—	22,489
Other current assets	5,406	—	5,406
Property and equipment	8,766	—	8,766
Identifiable intangible assets(d)	80,580	(5,850)	74,730
Current liabilities	(18,104)	—	(18,104)
Deferred income taxes, net	(20,533)	1,462	(19,071)
Other non-current liabilities	(1,138)	—	(1,138)
Total identifiable net assets	88,460	(5,912)	82,548
Goodwill(e)	3,070	5,912	8,982
Total fair value of consideration transferred	$91,530	$—	$91,530
____________________________________

(a)	As previously reported in the 2011 Form 10-K.

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

(c)	Both the fair value and gross contractual amount of trade accounts receivable acquired were $7.9 million, as the Company expects that the amount to be uncollectible is negligible.

(d)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2012 (as adjusted)
Product brands	11	$65,194	$(5,850)	$59,344
Patented technology	7	15,386	—	15,386
Total identifiable intangible assets acquired	10	$80,580	$(5,850)	$74,730

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
The goodwill has been allocated to the Company’s Canada and Australia business segment.
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
As of the Sanitas Acquisition Date, the Company reclassified the unrealized loss of $0.2 million related to the previously-held equity interest from other comprehensive income to earnings, which was included in Gain (loss) on investments, net in the consolidated statements of (loss) income.
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
As the Company maintained a controlling financial interest in Sanitas during the Tender Offer, the additional ownership interest of 6.4% acquired in Sanitas was accounted for as an equity transaction between owners. The noncontrolling interest in Sanitas of approximately 1.6% to be acquired through the Squeeze Out procedures was classified as a liability in the Company’s consolidated balance sheet as it was mandatorily redeemable. As of December 31, 2012, the amount due to Sanitas shareholders of $2.4 million was included in Accrued liabilities and other current liabilities.
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

Amounts Recognized as of Acquisition Date(a)
Cash and cash equivalents	$5,607
Accounts receivable(b)	25,645
Inventories	22,010
Other current assets	3,166
Property, plant and equipment	83,288
Identifiable intangible assets, excluding acquired IPR&D(c)	247,127
Acquired IPR&D	747
Other non-current assets	2,662
Current liabilities	(30,428)
Long-term debt, including current portion(d)	(67,134)
Deferred income taxes, net	(43,269)
Other non-current liabilities	(6,049)
Total identifiable net assets	243,372
Goodwill(e)	204,791
Total fair value of consideration transferred	$448,163
____________________________________

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

(a)	As previously reported in the 2011 Form 10-K. The Company has not recognized any measurement period adjustments to the amounts previously reported in the 2011 Form 10-K.

(b)	The fair value of trade accounts receivable acquired was $25.6 million, with the gross contractual amount being $27.8 million, of which the Company expects that $2.2 million will be uncollectible.

(c)	The following table summarizes the mounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	7	$164,823
Product rights	7	43,027
Corporate brands	15	25,227
Partner relationships	7	14,050
Total identifiable intangible assets acquired	8	$247,127

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

•
the value of the continuing operations of Sanitas’s existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, Sanitas’s assembled workforce).
The goodwill has been allocated to the Company’s Emerging Markets segment.
Elidel®/Xerese®
On June 29, 2011, the Company entered into a license agreement with Meda Pharma SARL (“Meda”) to acquire the exclusive rights to commercialize both Elidel® Cream and Xerese® Cream in the U.S., Canada and Mexico. In addition, the Company and Meda have the right to undertake development work in respect of Elidel® and Xerese® products. The Company made an upfront payment to Meda of $76.0 million with an obligation to pay a series of potential milestone payments of up to $16.0 million and guaranteed royalties totaling $120.0 million in the aggregate through 2011 and 2012. Thereafter, the Company will pay a double-digit royalty to Meda on net sales of Elidel®, Xerese® and Zovirax®, including additional minimum royalties of $120.0 million in the aggregate during 2013-2015. The Company acquired the U.S. and Canadian rights to non-ophthalmic topical formulations of Zovirax® from GSK in the first quarter of 2011 (as described in note 4).
The Elidel®/Xerese® transaction has been accounted for as a business combination under the acquisition method of accounting. The fair value of the upfront and contingent consideration, inclusive of minimum and variable royalty payments, was determined to be $437.7 million as of the acquisition date. As the majority of the contingent consideration relates to future royalty payments, the amount ultimately to be paid under this arrangement will be dependent on the future sales levels of Elidel®, Xerese®, and Zovirax®. In accordance with the acquisition method of accounting, the royalty payments associated with this transaction are treated as part of the consideration paid for the business, and therefore the Company will not recognize royalty expense in the consolidated statements of (loss) income for these products. The royalty payments are being recorded as a reduction to the acquisition-related contingent consideration liability. During the year ended December 31, 2012 and 2011, the Company made $88.0 million and $28.5 million, respectively, of acquisition-related contingent consideration payments, including royalties and milestones, related to this transaction. In January 2013, the Company made additional royalty payments totaling $14.5 million. For the year ended December 31, 2012, the Company recognized a net loss of $6.5 million primarily driven by fair value adjustments to reflect accretion for the time value of money, partially offset by changes in the projected revenue forecast. For the year ended December 31, 2011, the Company recognized a loss of $11.2 million due to changes in fair value of acquisition-related contingent consideration primarily due to accretion to reflect the time value of money. The net loss for the year ended December 31, 2012 and 2011 was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The total fair value of the consideration transferred has been assigned to product brands intangible assets ($406.4 million), acquired IPR&D assets ($33.5 million) and a net deferred income tax liability ($(2.2) million). The product brands intangible assets have an estimated weighted-average useful life of approximately eight years. The acquired IPR&D asset relates to the development of a Xerese® life-cycle product. The projected cash flows from the acquired IPR&D asset were adjusted for the probability of successful development and commercialization of the product. In determining the fair value of this asset, we used a risk-adjusted discount rate of 13% to present value the projected cash flows. In the fourth quarter of 2012, the Company recognized an IPR&D impairment charge of $24.7 million related to this asset due to higher projected development spend and revised timelines for potential commercialization. See note 12 titled “INTANGIBLE ASSETS AND GOODWILL” for further information regarding IPR&D asset impairments recognized in 2012.
PharmaSwiss
Description of the Transaction
On March 10, 2011, the Company acquired all of the issued and outstanding stock of PharmaSwiss S.A. (“PharmaSwiss”), a privately-owned branded generics and OTC pharmaceutical company based in Zug, Switzerland. As of the acquisition date, the total consideration transferred to effect the acquisition of PharmaSwiss comprised cash paid of $491.2 million (€353.1 million) and the rights to contingent consideration payments of up to $41.7 million (€30.0 million) if certain net sales milestones of PharmaSwiss were achieved for the 2011 calendar year. The fair value of the contingent payments was determined to be $27.5 million as of the acquisition date. For the year ended December 31, 2011, the Company recognized a gain of $13.2 million due to changes in the fair value of acquisition-related contingent consideration. The gain was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income. In May 2012, the Company made a contingent consideration payment of $12.4 million (€10.0 million) based on the net sales results for the 2011 calendar year. There are no remaining contingent consideration payments under this arrangement.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2011 (as adjusted)(a)
Cash and cash equivalents	$43,940	$—	$43,940
Accounts receivable(c)	63,509	(1,880)	61,629
Inventories(d)	72,144	(1,825)	70,319
Other current assets	14,429	—	14,429
Property, plant and equipment	9,737	—	9,737
Identifiable intangible assets(e)	202,071	7,169	209,240
Other non-current assets	3,122	—	3,122
Current liabilities	(46,866)	826	(46,040)
Deferred income taxes, net	(18,176)	11,568	(6,608)
Other non-current liabilities	(720)	—	(720)
Total identifiable net assets	343,190	15,858	359,048
Goodwill(f)	171,105	(11,445)	159,660
Total fair value of consideration transferred	$514,295	$4,413	$518,708
____________________________________

(a)	As previously reported in the 2011 Form 10-K. The Company has not recognized any measurement period adjustments in 2012 to the amounts previously reported in the 2011 Form 10-K.

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
____________________________________

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
The goodwill has been allocated to the Company’s Emerging Markets segment.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

(c) Business combinations in 2010 included the following:
Biovail Merger with Valeant
Description of the Transaction
On September 28, 2010, a wholly-owned subsidiary of Biovail acquired all of the outstanding equity of Valeant in a share transaction, in which each share of Valeant common stock was cancelled and converted into the right to receive 1.7809 Biovail common shares. The share consideration was valued at $26.35 per share based on the market price of Biovail’s common shares as of the Merger Date. In addition, immediately preceding the effective time of the Merger, Valeant paid its stockholders a special dividend of $16.77 per share (the “pre-Merger special dividend”) of Valeant common stock. As a result of the Merger, Valeant became a wholly-owned subsidiary of Biovail.
On December 22, 2010, the Company paid a post-Merger special dividend of $1.00 per common share (the “post-Merger special dividend”). The post-Merger special dividend comprised aggregate cash paid of $297.6 million and 72,283 shares issued to shareholders that elected to reinvest in additional common shares of the Company through a special dividend reinvestment plan, which plan was terminated following payment of the post-Merger special dividend.
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
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the acquisition of Valeant:

(Number of shares, stock options and restricted share units in thousands)	Conversion Calculation	Fair Value	Form of Consideration
Number of common shares of Biovail issued in exchange for Valeant common stock outstanding as of the Merger Date	139,137
Multiplied by Biovail’s stock price as of the Merger Date(a)	$26.35	$3,666,245	Common shares
Number of common shares of Biovail expected to be issued pursuant to vested Valeant RSUs as a result of the Merger	1,694
Multiplied by Biovail’s stock price as of the Merger date(a)	$26.35	44,643	Common shares
Fair value of vested and partially vested Valeant stock options converted into Biovail stock options		110,687	Stock options(b)
Fair value of vested and partially vested Valeant RSUs converted into Biovail RSUs		58,726	RSUs(c)
Cash consideration paid and payable		51,739	Cash(d)
Total fair value of consideration transferred		$3,932,040
____________________________________

(a)
As the Merger was effective at 12:01 a.m. on September 28, 2010, the conversion calculation reflects the closing price of Biovail’s common shares on the New York Stock Exchange (“NYSE”) at September 27, 2010.

(b)
The fair value of the vested and partially vested portions of Valeant stock options that were converted into stock options of Biovail was recognized as a component of the consideration transferred, based on a weighted-average fair value of $17.63 per stock option, which was calculated using the Black-Scholes option pricing model. This calculation considered the closing price of Biovail’s common shares of $26.35 per share as of the Merger Date and the following assumptions:

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

(c)
The fair value of the vested portion of Valeant time-based and performance-based RSUs converted into RSUs of Biovail was recognized as a component of the purchase price. The fair value of the vested portion of the Valeant time-based RSUs was determined based on the closing price of Biovail’s common shares of $26.35 per share as of the Merger Date. The fair value of Valeant performance-based RSUs was determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved.

The fair value of the exchanged Biovail time-based RSUs exceeded the fair value of the vested and partially vested Valeant time-based RSUs as of the Merger Date in an amount of $3.8 million, which was recognized immediately as post-Merger compensation expense.

(d)
Cash consideration includes $39.7 million of income tax withholdings paid by the Company on behalf of employees of Valeant, in connection with the net share settlement of certain vested Valeant RSUs as of the Merger Date. In addition, under the terms of the Company’s employment agreement with J. Michael Pearson, Chief Executive Officer, cash equal to the pre-Merger special dividend payment was paid to Mr. Pearson in respect of any of his 2008 performance awards that vested in February 2011 at the time of such vesting. As of the Merger Date, the aggregate amount of this cash payment in respect of the pre-Merger special dividend was estimated to be $13.7 million, based on the assumption that Mr. Pearson's 2008 performance awards will vest at the maximum performance target. Of that amount, the portion attributable to Mr. Pearson’s pre-Merger service ($12.1 million) was recognized in the fair value of consideration transferred, while the portion attributable to Mr. Pearson’s post-Merger service ($1.6 million) was recognized as share-based compensation expense over the remaining vesting period from the Merger Date to February 2011.

Assets Acquired and Liabilities Assumed
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the Merger Date, as well as measurement period adjustments to the amounts originally recorded in 2010. The measurement period adjustments did not have a material impact on the Company’s previously reported results of operations or financial position in any period subsequent to the Merger Date and, therefore, the Company has not retrospectively adjusted its consolidated financial statements.

	Amounts Recognized as of Merger Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2011 (as adjusted)(c)
Cash and cash equivalents	$348,637	$—	$348,637
Accounts receivable(d)	194,930	—	194,930
Inventories(e)	208,874	—	208,874
Other current assets	30,869	—	30,869
Property, plant and equipment	184,757	—	184,757
Identifiable intangible assets, excluding acquired IPR&D(f)	3,844,310	(224,939)	3,619,371
Acquired IPR&D(g)	1,404,956	(4,195)	1,400,761
Other non-current assets	6,108	—	6,108
Current liabilities(h)	(385,574)	874	(384,700)
Long-term debt, including current portion(i)	(2,913,614)	—	(2,913,614)
Deferred income taxes, net(j)	(1,467,791)	157,816	(1,309,975)
Other non-current liabilities(k)	(149,307)	(46,022)	(195,329)
Total identifiable net assets	1,307,155	(116,466)	1,190,689
Equity component of convertible debt(i)	(225,971)	—	(225,971)
Call option agreements(l)	(28,000)	—	(28,000)
Goodwill(m)	2,878,856	116,466	2,995,322
Total fair value of consideration transferred	$3,932,040	$—	$3,932,040
____________________________________

(a)	As previously reported in the 2010 Form 10-K.

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

(c)	As previously reported in the 2011 Form 10-K.

(d)
The fair value of accounts receivable acquired was $194.9 million, which comprised trade receivables ($151.9 million) and royalty and other receivables ($43.1 million). The gross contractual amount of trade receivables was $159.0 million, of which the Company expects that $7.1 million will be uncollectible.

(e)	Includes $78.5 million to record Valeant’s inventory at its estimated fair value.

(f)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2011 (as adjusted)
Product brands	16	$3,114,689	$(190,779)	$2,923,910
Corporate brands	20	168,602	98	168,700
Product rights	9	360,970	(52,949)	308,021
Out-licensed technology and other	7	200,049	18,691	218,740
Total identifiable intangible assets acquired	15	$3,844,310	$(224,939)	$3,619,371

(g)
Acquired IPR&D assets are initially recognized at fair value and are classified as indefinite-lived intangible assets until the successful completion or abandonment of the associated research and development efforts. The significant components of the acquired IPR&D assets relate to the development of ezogabine/retigabine in collaboration with Glaxo Group Limited, a subsidiary of GlaxoSmithKline plc (the entities within The Glaxo Group of Companies are referred throughout as “GSK”), as an adjunctive treatment for refractory partial-onset seizures in adult patients with epilepsy (as described in note 5), and a number of dermatology products in development for the treatment of severe acne and fungal infections, among other indications. The following table summarizes the amounts assigned to the acquired IPR&D assets:

	Amounts Recognized as of Merger Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2011 (as adjusted)
Ezogabine/retigabine(1)	$891,461	$—	$891,461
Dermatology products	431,323	(3,100)	428,223
Other	82,172	(1,095)	81,077
Total IPR&D assets acquired	$1,404,956	$(4,195)	$1,400,761
____________________________________

(1)	Refer to note 5 — “COLLABORATION AGREEMENTS”
A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 9% was used to present value the projected cash flows. See note 12 titled “INTANGIBLE ASSETS AND GOODWILL” for further information regarding IPR&D asset impairments recognized in 2012 and 2011.

(h)	Includes accounts payable, accrued liabilities and income taxes payable.

(i)
As described in note 14, concurrent with the closing of the Merger, Valeant issued $500.0 million aggregate principal amount of 6.75% senior notes due 2017 (the “2017 Notes”) and $700.0 million aggregate principal amount of 7.00% senior notes due 2020 (the “2020 Notes”). A portion of the proceeds of the 2017 Notes and 2020 Notes offering was used to pay down $1.0 billion outstanding under previous term loan B facility.

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
____________________________________

(1)
Effective November 29, 2010, the Term Loan B Facility was repaid in full. Effective March 8, 2011, Valeant terminated the Credit and Guaranty Agreement and repaid the amounts outstanding under the Term Loan A Facility.

(2)
4% Convertible Notes were redeemed in the second quarter of 2011.For further details regarding the settlement of the 4% Convertible Notes, see note 14 titled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”.

(j)
Comprises current deferred tax assets ($68.5 million), non-current deferred tax assets ($4.3 million), current deferred tax liabilities ($6.5 million) and non-current deferred tax liabilities ($1,376.3 million).

(k)
Includes the fair value of contingent consideration related to Valeant’s acquisition of Princeton Pharma Holdings LLC, and its wholly-owned operating subsidiary, Aton Pharma, Inc. (“Aton”), on May 26, 2010. The aggregate fair value of the contingent consideration was determined to be $21.6 million as of the Merger Date. The contingent consideration consists of future milestones predominantly based upon the achievement of approval and commercial targets for certain pipeline products (which are included in the fair value ascribed to the IPR&D assets acquired, as described above under (g)). As a result of an agreement entered in the third quarter of 2012, the future milestones that the Company may be required to pay with respect to the acquisition of Aton, have been reduced by $190.0 million, from up to $390.0 million to up to $200.0 million.

(l)
The Company assumed Valeant’s existing call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes. These agreements consisted of purchased call options on 15,813,338 common shares of the Company, which matured on May 20, 2011, and written call options on the identical number of shares, which matured on August 18, 2011. For further details regarding the settlement of these call options, see note 14 titled “SHORT-TERM BORROWINGS AND LONG-TERM DEBT”.

In addition, the Company assumed written call option agreements in respect of 3,863,670 common shares of the Company underlying Valeant’s 3.0% convertible subordinated notes that matured in August 2010. The written call options on shares underlying the 3.0% convertible subordinated notes expired on November 15, 2010, and were settled over the following 30 business days. On November 19, 2010, the call option agreements were amended to require cash settlement, resulting in the reclassification of the $32.8 million fair value of the written call options as a liability as of that date. The Company recognized a loss of $10.1 million on the written call options settled for cash, which has been included in loss on extinguishment of debt (as described in note 19).

(m)
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

•
the value of the going-concern element of Valeant’s existing business (that is, the higher rate of return on the assembled net assets versus if Biovail had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, Valeant’ assembled workforce), as well as future, as yet unidentified research and development projects.
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 2012 and 2011, as if the Medicis, J&J ROW, J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach and Probiotica acquisitions had occurred as of January 1, 2011 and the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions had occurred as of January 1, 2010. The unaudited pro forma information does not include the license agreement entered into in June 2011 to acquire the rights to Elidel® and Xerese®, as the impact is immaterial to these pro forma results and it was impracticable to obtain the necessary historical information as discrete financial statements for these product lines were not prepared. In addition, the unaudited pro forma information does not include the Dermik acquisition, as it was impracticable to obtain the necessary historical information as discrete financial statements were not prepared.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Unaudited
	2012	2011
Revenues	$4,381,138	$4,137,340
Net loss	(97,549)	(43,342)
Basic loss per share	$(0.32)	$(0.14)
Diluted loss per share	$(0.32)	$(0.14)
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, Medicis, J&J ROW, J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa. Except to the extent realized in the year ended December 31, 2012, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the year ended December 31, 2012, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of Medicis, J&J ROW, J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach, Probiotica, PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Medicis, J&J ROW, J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach and Probiotica acquisitions and the PharmaSwiss, Sanitas, Ortho Dermatologics, iNova and Afexa acquisitions been completed on January 1, 2011 and January 1, 2010, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily adjustments consistent with the unaudited pro forma information related to the following unaudited pro forma adjustments related to these acquisitions:

•
elimination of Medicis’, J&J ROW’s, J&J North America’s, QLT’s, OraPharma’s, University Medical’s, Atlantis’, Gerot Lannach’s, Probiotica’s, PharmaSwiss’, Sanitas’, Ortho Dermatologics’, iNova’s and Afexa’s historical intangible asset amortization expense;

•	additional amortization expense related to the provisional fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;

•	additional interest expense associated with the financing obtained by the Company in connection with the various acquisitions;

•
the exclusion from pro forma earnings in the year ended December 31, 2012 of the acquisition accounting adjustments on Medicis’, J&J ROW’s, J&J North America’s, QLT’s, iNova’s, Ortho Dermatologics’, Afexa’s, Probiotica’s, OraPharma’s, University Medical’s, and Atlantis’ inventories that were sold subsequent to the acquisition date of $58.1 million, in the aggregate, and the exclusion of $72.1 million of acquisition-related costs, in the aggregate, incurred primarily for the Medicis, J&J ROW, J&J North America, QLT, OraPharma, University Medical, Atlantis, Gerot Lannach, and Probiotica acquisitions in the year ended December 31, 2012, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.

The pro forma revenue and earnings include the historical financial information of the significant acquisition completed by Medicis during the year ended December 31, 2011 as if such acquisition was consummated as of January 1, 2011.
The pro forma earnings also exclude amortization of inventory step-up that arose from the Merger that was recognized in the year ended December 31, 2011. Such amounts were included in the applicable comparative period for purposes of pro forma financial information.
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
Lodalis™
On February 9, 2011, the Company acquired the Canadian rights to Lodalis™ (colesevelam hydrochloride) from Genzyme Corporation (“Genzyme”) for a $2.0 million upfront payment and potential future milestone payments. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use and, accordingly, the upfront payment was charged to in-process research and development impairments and other charges as of the acquisition date. In the second quarter of 2011, the Company made a first milestone payment of $2.0 million to Genzyme, which was charged to in-process research and development impairments and other charges in the period. In September 2011, colesevelam hydrochloride received regulatory approval from Health Canada, in the form of a Notice of Compliance (“NOC”), for commercialization in Canada, which triggered an additional milestone payment of $5.0 million, which the Company paid in October 2011. The Company recognized this milestone as an intangible asset in its consolidated balance sheet. Subsequently, the Company filed for a product name change and a manufacturer name change, and the NOC for Lodalis™ was received from Health Canada on December 28, 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Istradefylline
On June 2, 2010, the Company entered into a license agreement with Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”) to acquire the U.S. and Canadian rights to develop and commercialize products containing istradefylline — a new chemical entity targeted for the treatment of Parkinson’s disease.
Under the terms of the license agreement, the Company paid an upfront fee of $10.0 million. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $10.0 million upfront payment, together with $0.2 million of acquisition costs, was charged to in-process research and development impairments and other charges in the second quarter of 2010.
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
Ampakine®
On March 25, 2010, the Company acquired certain Ampakine® compounds, including associated intellectual property, from Cortex Pharmaceuticals, Inc. (“Cortex”) for use in the field of respiratory depression, a brain-mediated breathing disorder. The acquired compounds include the Phase 2 compound CX717 in an oral formulation, the pre-clinical compounds CX1763 and CX1942, and the injectable dosage form of CX1739. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, upfront payments totaling $10.0 million made by the Company to Cortex, together with $0.7 million of acquisition costs, were charged to in-process research and development impairments and other charges in the first quarter of 2010.
As described in note 6, the Company suspended development of the Ampakine® compounds. The program was sold back to Cortex on March 15, 2011 for an upfront fee of $0.2 million.
Staccato® Loxapine
On February 9, 2010, the Company entered into a collaboration and license agreement with Alexza Pharmaceuticals, Inc. (“Alexza”) to acquire the U.S. and Canadian development and commercialization rights to AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar patients. AZ-004 combines Alexza’s proprietary Staccato® drug-delivery system with the antipsychotic drug loxapine. This acquisition was accounted for as a purchase of IPR&D assets with no alternative future use. Accordingly, the $40.0 million upfront payment made by the Company to Alexza, together with $0.3 million of acquisition costs, was charged to in-process research and development impairments and other charges in the first quarter of 2010.
On October 8, 2010, Alexza received a Complete Response Letter from the FDA regarding the NDA for AZ-004, in which the FDA indicated that the NDA was not ready for approval.
As described in note 6, the Company has terminated the collaboration and license agreement with Alexza.

5.	COLLABORATION AGREEMENTS
GSK Collaboration Agreement
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
Valeant agreed to share equally with GSK the development and pre-commercialization expenses of ezogabine/retigabine in the U.S., Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”). Following the launch of an ezogabine/retigabine product, the Company will share equally in the profits of ezogabine/retigabine in the Collaboration

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Territory. In addition, Valeant granted GSK an exclusive license to develop and commercialize retigabine in countries outside of the Collaboration Territory and certain backup compounds to ezogabine/retigabine worldwide. GSK is responsible for all expenses outside of the Collaboration Territory and will solely fund the development of any backup compound. The Company will receive up to a 20% royalty on net sales of retigabine outside of the Collaboration Territory. In addition, if backup compounds are developed and commercialized by GSK, GSK will pay the Company royalties of up to 20% of net sales of products based upon such backup compounds.
Under the terms of the Collaboration Agreement, GSK will pay the Company up to $545.0 million, of which $45.0 million and $40.0 million was received and recognized by the Company in the second quarter of 2012 and 2011, respectively, as described below, based upon the achievement of certain regulatory, commercialization and sales milestones, and the development of additional indications for ezogabine/retigabine. GSK will also pay the Company up to an additional $150.0 million if certain regulatory and commercialization milestones are achieved for backup compounds to ezogabine/retigabine.
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
The Company’s rights to ezogabine/retigabine are subject to an asset purchase agreement between Meda Pharma GmbH & Co. KG (“Meda Pharma”) and Xcel Pharmaceuticals, Inc., which was acquired by Valeant in 2005 (the “Meda Pharma Agreement”). Under the Meda Pharma Agreement, the Company is required to make certain milestone and royalty payments to Meda Pharma. Within the U.S., Canada, Australia and New Zealand, any royalty payments to Meda Pharma will be shared by the Company and GSK. In the rest of the world, the Company will be responsible for the payment of these royalties to Meda Pharma from the royalty payments it receives from GSK. In connection with the approval of the NDA for Potiga™, the Company made a $6.0 million milestone payment to Meda Pharma in the second quarter of 2011. As this potential milestone payment had been included in the estimated net future cash flows used to determine the fair value for the ezogabine/retigabine IPR&D assets as of the Merger Date, the payment of this milestone to Meda Pharma was recorded as an addition to the value of those assets.
Joint Ventures with Meda AB
In 2008 and 2009, the Company entered into arrangements with Meda AB (“Meda”) for the creation of a joint venture company (each, a “Valeant-Meda JV”) in each of Canada, Australia and Mexico. Currently, the Canadian and Australian Valeant-Meda JVs are involved in the commercialization of certain products in Canada and Australia, respectively.
Bristol-Myers Collaboration and Option Agreements
On October 1, 2012, the Company entered into collaboration and option agreements with Bristol-Myers Squibb Company (“Bristol-Myers”) whereby Bristol-Myers granted the Company additional rights for approximately two years in several European countries to promote, market and sell a variety of products, including Monopril®, Cefzil®, Duracef® and Megace®. Prior to these agreements, the Company was selling many of these products in other territories. The collaboration agreement expires January 1, 2015, at which time the Company may exercise an option to acquire all rights, and associated intellectual property, to the products in both the previous and new territories. As consideration for the rights under the collaboration and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

option agreements, including a reduced supply price on the products sold by the Company prior to these agreements and the purchase of inventory on hand, the Company made payments to Bristol-Myers in the fourth quarter of 2012 totaling $83.3 million. If the Company elects to exercise the option to acquire the incremental rights described above, the Company will make an additional payment to Bristol-Myers in an amount to be determined based on net sales performance of the products. The majority of the $83.3 million in payments was allocated, based on relative fair values, to the value of the option, which is included in other long-term assets on the Consolidated Balance Sheets. The remaining portion was allocated to intangible assets, other current assets, and inventory.
Collaboration Agreements Assumed in Connection with the Medicis Acquisition
In connection with the Medicis acquisition, the Company assumed several research and development collaboration agreements, including the arrangements described below. As part of the Company’s integration efforts, these collaboration arrangements will be evaluated which could result in future contract termination costs incurred by the Company.
Development and License Agreement with a specialty pharmaceutical company
On March 30, 2012, Medicis entered into a Development and License Agreement with a specialty pharmaceutical company pursuant to which Medicis obtained exclusive worldwide rights for the development and commercialization of an investigational drug targeted at certain topical skin applications. Under the terms of the agreement, the Company may pay up to $80.0 million upon the achievement of certain research, development and regulatory milestones and up to $120.0 million upon the achievement of certain commercial milestones, as well as royalties on future sales.
Research and Development Agreement with Anacor
On February 9, 2011, Medicis entered into a research and development agreement with Anacor Pharmaceuticals, Inc. (“Anacor”) for the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne. Under the terms of the agreement, the Company may pay up to $153.0 million upon the achievement of certain research, development, regulatory and commercial milestones, as well as royalties on sales by the Company. Anacor will be responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, while the Company will have an option to obtain an exclusive license for products covered by the agreement.
Collaboration with a privately-held U.S. biotechnology company
On September 10, 2010, Medicis and a privately-held U.S. biotechnology company entered into a sublicense and development agreement to develop an agent for specific dermatological conditions in the Americas and Europe and a purchase option to acquire the privately-held U.S. biotechnology company.
Under the terms of the agreements, the Company may make payments to the privately-held U.S. biotechnology company of up to $75.0 million upon successful completion of certain clinical, regulatory and commercial milestones.
Joint Development Agreement with Lupin
On July 21, 2011, Medicis entered into a Joint Development Agreement (the “Original Lupin Agreement”) with Lupin Limited, on behalf of itself and its affiliates (hereinafter collectively referred to as “Lupin”), whereby Medicis and Lupin will collaborate to develop multiple novel proprietary therapeutic products. Pursuant to the Original Lupin Agreement, subject to the terms and conditions contained therein, Medicis was to make payments to Lupin upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the Original Lupin Agreement. In addition, Medicis was to receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Original Lupin Agreement.
On March 30, 2012, Medicis entered into an Amended and Restated Joint Development Agreement, with Lupin (the “Amended and Restated Joint Development Agreement”), which modified the list of products being developed. The Company may make payments to Lupin of up to $35.5 million upon the achievement of certain research, development, regulatory and other milestones, as well as royalty payments on sales of the products covered under the Amended and Restated Joint Development Agreement, which supersedes the payments that Medicis would have made under the Original Lupin Agreement. In addition, Medicis will receive an exclusive, worldwide (excluding India) license on the sale of the products covered under the Amended and Restated Joint Development Agreement.

6.	RESTRUCTURING, INTEGRATION AND OTHER CHARGES

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

•	workforce reductions across the Company and other organizational changes;

•	closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

•	leveraging research and development spend; and

•	procurement savings.
The Company estimated that it will incur total costs in the range of up to $275 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2013. $85.6 million has been incurred as of December 31, 2012. These costs include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been or will be terminated as a result of the Medicis acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
The following table summarizes the major components of costs incurred in connection with Medicis acquisition-related initiatives through December 31, 2012:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2012	$—	$—	$—	$—	$—
Costs incurred and charged to expense	85,253	77,329	—	370	162,952
Cash payments	(77,975)	(77,329)	—	(5)	(155,309)
Non-cash adjustments	4,073	—	—	(162)	3,911
Balance, December 31, 2012	$11,351	$—	$—	$203	$11,554
____________________________________

(1)	Relates to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
Merger-Related Cost-Rationalization and Integration Initiatives
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
The following table summarizes the major components of costs incurred in connection with Merger-related initiatives through December 31, 2012:

	Employee Termination Costs		IPR&D Termination Costs(1)	Contract Termination, Facility Closure and Other Costs

	Severance and Related Benefits	Share-Based Compensation			Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)
Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)
Balance, December 31, 2011	2,158	681	—	10,314	13,153
Costs incurred and charged to expense	1,654	—	—	12,769	14,423
Cash payments	(3,873)	—	—	(22,767)	(26,640)
Non-cash adjustments	268	(681)	—	227	(186)
Balance, December 31, 2012	$207	$—	$—	$543	$750
____________________________________

(1)	As described below under “— Research and Development Pipeline Rationalization”.
As described in note 26, restructuring costs are not recorded in the Company’s reportable segments.
Employee Termination Costs
The Company recognized employee termination costs of $1.7 million, $14.5 million and $58.7 million in the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively, for severance and related benefits payable to approximately 500 employees of Biovail and Valeant who have been terminated as a result of the Merger. These reductions primarily reflect the elimination of redundancies and consolidation of staff in the research and development, general and administrative, and sales and marketing functions. As of December 31, 2012, $76.0 million of the termination costs had been paid.
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
Research and Development Pipeline Rationalization
Prior to the Merger, the Company’s product development and business development efforts were focused on unmet medical needs in specialty CNS disorders. Since the Merger, the Company has been employing a leveraged research and development model that allows it to progress development programs, while minimizing research and development expense, through

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

partnerships and other means. In consideration of this model, following the Merger, the Company conducted a strategic and financial review of its product development pipeline and identified the programs that did not align with the Company’s new research and development model. These programs are outlined in the table below. In respect of the Staccato® loxapine, GDNF, tetrabenazine, fipamezole and pimavanserin programs, the Company provided notices of termination to, or entered into termination agreements with, the counterparties to the agreements. Regarding the Ampakine® program, the Company suspended development of these compounds and the program was sold back to Cortex on March 15, 2011 for an upfront fee of $0.2 million.

Program	Counterparty	Compound	Contingent Milestone Obligations Terminated(1)	IPR&D Termination Charges
AZ-004	Alexza	Staccato® loxapine	$90,000	Nil
BVF-007	Cortex	AMPAKINE®	$15,000	Nil
BVF-014	MedGenesis	GDNF	$20,000	$ 5,000(2)
BVF-018	LifeHealth Limited	Tetrabenazine	Nil	$ 28,000(3)
BVF-025	Santhera	Fipamezole	$200,000	Nil
BVF-036,-040, -048	ACADIA	Pimavanserin	$365,000	$ 8,750(2)
____________________________________

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

(2)	Represents the amount of negotiated settlements with each counterparty that was recognized and paid by the Company in the three-month period ended December 31, 2010.

(3)	Represents the carrying amount of the related acquired IPR&D asset capitalized in connection with the tetrabenazine acquisition in June 2009.
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
Contract Termination, Facility Closure and Other Costs
Facility closure costs incurred in the year ended December 31, 2012 included an incremental $10.2 million charge for the remaining operating lease obligations related to the Company’s vacated Mississauga, Ontario corporate office facility.
Facility closure costs incurred in the year ended December 31, 2011 included a $9.8 million charge for the remaining operating lease obligations (net of estimated sublease rentals that could be reasonably obtained) related to the Company’s vacated Mississauga, Ontario corporate office facility and a charge of $1.4 million related to a lease termination payment on the Company’s Aliso Viejo, California corporate office facility. The Company has transitioned a number of its corporate office functions to Bridgewater, New Jersey. As a result, a portion of the previously vacated space in the Bridgewater facility have been reoccupied, resulting in a $2.0 million reversal of a previously recognized restructuring accrual related to that space.
In addition to costs associated with the Company’s Medicis acquisition-related and Merger-related initiatives shown in the tables above, the Company incurred an additional $167.0 million of other restructuring, integration-related and other costs in the year ended December 31, 2012, including (i) $73.5 million of integration consulting, duplicate labor, transition service, and other, (ii) $57.6 million of severance costs, (iii) $17.6 million of facility closure costs and (iv) $18.3 million of other costs, including non-personnel manufacturing integration costs. The Company also made payments of $147.5 million during the year ended December 31, 2012. In the year ended December 31, 2011, the Company incurred $50.9 million of integration-related costs, of which $37.5 million had been paid as of December 31, 2011. The costs in 2012 and 2011 were primarily related to the acquisitions of Medicis, Dermik, iNova, Sanitas, OraPharma, Ortho Dermatologics, Afexa, PharmaSwiss, and a U.S. restructuring in 2012 focused primarily on a reduction in the prescription dermatology field force, the global consolidation of the Company’s manufacturing facilities, and systems integration initiatives.

7.	FAIR VALUE MEASUREMENTS

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of December 31, 2012 and 2011:

	2012				2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$306,604	$306,604	$—	$—	$27,711	$27,711	$—	$—
Available-for-sale equity securities	4,410	4,410	—	—	3,364	3,364	—	—
Available-for-sale debt securities:
Corporate bonds	—	—	—	—	2,974	2,974	—	—
Auction rate floating securities	7,167	—	—	7,167	—	—	—	—
Total financial assets	$318,181	$311,014	$—	$7,167	$34,049	$34,049	$—	$—
Cash equivalents	$306,604	$306,604	$—	$—	$27,711	$27,711	$—	$—
Marketable securities	11,577	4,410	—	7,167	6,338	6,338	—	—
Total financial assets	$318,181	$311,014	$—	$7,167	$34,049	$34,049	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(455,082)	$—	$—	$(455,082)	$(420,084)	$—	$—	$(420,084)
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
There were no transfers between Level 1 and level 2 during the year ended December 31, 2012.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The fair value measurement of contingent consideration obligations arising from business combinations is determined using unobservable (Level 3) inputs. These inputs include (i) the estimated amount and timing of projected cash flows; (ii) the probability of the achievement of the factor(s) on which the contingency is based; and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2012	2011
Balance, beginning of year	$(420,084)	$(20,220)
Total unrealized gains:
Included in net (loss) income:
Arising during the year(1)	5,266	10,986
Reclassification from other comprehensive income (loss)	—	—
Included in other comprehensive income (loss):
Arising during the year	(784)	831
Acquisition-related contingent consideration:
Issuances(2)	(145,728)	(443,481)
Payments(3)	106,248	31,800
Balance, end of year	$(455,082)	$(420,084)
____________________________________

(1)
For the year ended December 31, 2012, a net gain of $5.3 million was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income. The Acquisition-related contingent consideration net gain was primarily driven by (i) a net gain of $10.3 million related to the iNova acquisition, primarily due to changes in the estimated probability of achieving the milestones, partially offset by (ii) a net loss of $6.5 million related to the Elidel®/Xerese® license agreement, primarily driven by fair value adjustments to reflect accretion for the time value of money, partially offset by changes in the projected revenue forecast resulting from the FDA’s denial of the Company’s Citizen’s Petition regarding Zovirax® ointment, as described in note 3.

For the year ended December 31, 2011, $11.0 million was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income. The Acquisition-related contingent consideration gain was primarily driven by a $13.2 million gain related to assessment of the net sales milestones for the 2011 calendar year with respect to the PharmaSwiss acquisition and a $9.4 million gain related to assessment of the milestones with respect to the A002 program, which was suspended in 2011. These gains were partially offset by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese® license agreement.

(2)	Relates primarily to the OraPharma, Gerot Lannach, QLT, Atlantis and University Medical acquisitions as described in note 3.

(3)	Relates primarily to payments of acquisition-related contingent consideration related to the Elidel®/Xerese® license agreement and the PharmaSwiss acquisition.
As of December 31, 2012, the Company also held investments in auction rate floating securities assumed in connection with the Medicis acquisition, which are classified as available-for-sale securities and reflected at fair value (level 3).
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2012, the Company’s assets measured at fair value on a non-recurring basis subsequent to initial recognition included an (i) IPR&D asset related to a Xerese® life-cycle product. The Company recognized an impairment charge in 2012 of $24.7 million in In-process research and development impairments and other charges related to this asset due to higher projected development spend and revised timelines for potential commercialization. The adjusted carrying amount of $8.8 million as of December 31, 2012 for this asset was equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs; (ii) intangible assets related to certain suncare and skincare brands sold primarily in Australia, which are classified as held for sale on the consolidated balance sheet. The Company recognized impairment charges in 2012 of $31.3 million for these brands in Amortization of intangible assets in the consolidated statements of (loss) income. These charges included an allocation of goodwill of $12.8 million based on the relative fair value of these brands as compared to the total fair value of the Australia reporting unit. The adjusted carrying amount of $60.5 million for these assets, in the aggregate, is equal to their estimated fair values less costs to sell, which was determined using discounted cash flows and represents Level 3 inputs; and (iii) intangible asset related to the Dermaglow® product classified as held for sale on the consolidated balance sheet. The Company recognized impairment charges in 2012 of $18.7 million for the Dermaglow® product in Amortization of intangible assets in the consolidated statements of (loss) income. The adjusted carrying amount of $2.2 million for this asset is equal to its estimated fair value less costs to sell, which was determined using discounted cash flows and represents Level 3 inputs.
As of December 31, 2011, the Company’s assets measured at fair value on a non-recurring basis subsequent to initial recognition included intangible assets related to the IDP-111 and 5-FU products classified as held for sale on the consolidated balance sheet. Refer to note 4 for additional information. The Company recognized impairment charges in 2011 of $7.9 million and $19.8 million for IDP-111 and 5-FU, respectively, in Amortization of intangible assets in the consolidated statements of (loss) income. The adjusted carrying amounts of $54.4 million and $14.8 million for IDP-111 and 5-FU, respectively, are equal to

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

estimated fair value, less costs to sell, which was based on observable market prices and represents Level 2 inputs. On February 3, 2012, the Company sold the IDP-111 and 5-FU products.
Also, the Company recognized impairment charges on IPR&D assets of $105.2 million in the fourth quarter of 2011 in In-process research and development impairments and other charges, relating to the A002, A004, and A006 programs acquired as part of the Aton acquisition in 2010 described above under note 3, as well as the IDP-109 and IDP-115 dermatology programs. The adjusted carrying amounts of $12.6 million as of December 31, 2011, in the aggregate, for these assets were equal to their estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs.
For further information regarding asset impairment charges, see note 12 titled “INTANGIBLE ASSETS AND GOODWILL”.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table summarizes the estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$306,604	$306,604	$27,711	$27,711
Marketable securities	11,577	11,577	6,338	6,338
Long-term debt (as described in note 14)(1)	(11,015,625)	(11,691,338)	(6,651,011)	(6,732,568)
____________________________________

(1)	Fair value measurement of long-term debt was estimated using the quoted market prices for the same or similar issues and other pertinent information available to management.
The following table summarizes the Company’s marketable securities by major security type as of December 31, 2012 and 2011:

	2012				2011
	Cost Basis	Fair Value	Gross Unrealized		Cost Basis	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Corporate bonds	$—	$—	$—	$—	$2,983	$2,974	$—	$(9)
Auction rate floating securities	7,166	7,167	1	—	—	—	—	—
Equity securities	4,031	4,410	379	—	1,730	3,364	1,634	—
	$11,197	$11,577	$380	$—	$4,713	$6,338	$1,634	$(9)
As of December 31, 2012, the Company’s marketable securities had a maximum term to maturity of 34 years. Gross gains and losses realized on the sale of marketable debt securities were not material in the years ended December 31, 2012, 2011 or 2010.

9.	ACCOUNTS RECEIVABLE
The components of accounts receivable as of December 31, 2012 and 2011 were as follows:

	2012	2011
Trade	$781,954	$480,867
Less allowance for doubtful accounts	(12,485)	(12,328)
	769,469	468,539
Royalties	15,606	21,774
Other	128,760	78,955
	$913,835	$569,268

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The increase in accounts receivable primarily reflects acquisitions during 2012, including the addition of Probiotica’s, OraPharma’s, Medicis', and Gerot Lannach's revenues from products and services in 2012, as well as revenue growth from the existing business.

10.	INVENTORIES
The components of inventories as of December 31, 2012 and 2011 were as follows:

	2012	2011
Raw materials	$120,885	$63,368
Work in process	60,384	64,108
Finished goods	406,018	250,555
	587,287	378,031
Less allowance for obsolescence	(56,031)	(22,819)
	$531,256	$355,212
In the year ended December 31, 2012, the increase in raw materials and the allowance for obsolescence is primarily driven by (i) the 2012 acquisitions of businesses, including the QLT transaction where a significant amount of active pharmaceutical ingredient was acquired, and the Medicis acquisition, and (ii) investments in inventory to support growth of the business and manufacturing integration initiatives. For further details regarding the 2012 acquisitions, see note 3 titled “BUSINESS COMBINATIONS”.

11.	PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2012 and 2011 were as follows:

	2012	2011
Land	$42,920	$44,110
Buildings	220,039	216,182
Machinery and equipment	262,226	207,136
Other equipment and leasehold improvements	55,207	49,114
Construction in progress	55,840	23,492
	636,232	540,034
Less accumulated depreciation	(173,508)	(125,792)
	$462,724	$414,242
The increase in the gross carrying value primarily reflects the acquisition of OraPharma’s property, plant and equipment, which were recorded at fair value (as described in note 3) and the positive impact of foreign currency exchange.
Depreciation expense amounted to $54.8 million, $45.6 million and $23.9 million in the years ended December 31, 2012, 2011 and 2010, respectively.

12.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2012 and 2011 were as follows:

49

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Weighted- Average Useful Lives (Years)	2012			2011(1)
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	10	$7,968,318	$(1,345,367)	$6,622,951	$6,428,304	$(737,876)	$5,690,428
Corporate brands	16	284,287	(25,336)	258,951	179,752	(10,630)	169,122
Product rights	8	2,110,350	(525,186)	1,585,164	1,302,140	(306,936)	995,204
Partner relationships	4	187,012	(44,230)	142,782	135,095	(15,633)	119,462
Out-licensed technology and other	7	209,452	(57,507)	151,945	174,873	(38,915)	135,958
Total finite-lived intangible assets	10	10,759,419	(1,997,626)	8,761,793	8,220,164	(1,109,990)	7,110,174
Indefinite-lived intangible assets:
Acquired IPR&D(2)	NA	546,876	—	546,876	531,304	—	531,304
		$11,306,295	$(1,997,626)	$9,308,669	$8,751,468	$(1,109,990)	$7,641,478
____________________________________

(1)	The 2011 amounts have been revised. For further details, see note 2 titled “SIGNIFICANT ACCOUNTING POLICIES”.

(2)
In the fourth quarter of 2012, the Company recognized an IPR&D impairment charge of $24.7 million related to a Xerese® life-cycle product (U.S. Dermatology segment) due to higher projected development spend and revised timelines for potential commercialization. In the third quarter of 2012, the Company wrote off an IPR&D asset of $133.4 million, relating to the IDP-107 program (U.S. Dermatology segment), which was acquired in September 2010 as part of the Merger described in note 3. Through discussion with various internal and external Key Opinion Leaders, the Company completed its analysis of the Phase 2 study results for IDP-107 during the third quarter of 2012. This led to the Company’s decision in the third quarter of 2012 to terminate the program and fully impair the asset. As attempts to identify a partner for the program were not successful, the Company does not believe the program has value to a market participant. In addition, in the second quarter of 2012, the Company wrote off $4.3 million relating to the termination of the MC5 program (U.S. Dermatology segment) acquired as part of the Ortho Dermatologics acquisition in 2011 described in note 3. The write offs of the IPR&D assets were recorded in In-process research and development impairments and other charges in the consolidated statements of (loss) income for the year ended December 31, 2012.

In addition, a $12.0 million payment in the third quarter of 2012 to terminate a research and development commitment with a third party was included in In-process research and development impairments and other charges in the consolidated statements of (loss) income.
In the fourth quarter of 2011, the Company recognized impairment charges on IPR&D assets of $105.2 million in the fourth quarter of 2011, relating to the A002, A004, and A006 programs (U.S. Neurology and Other segment) acquired as part of the Aton acquisition in 2010 described above in note 3, as well as the IDP-109 and IDP-115 programs (U.S. Dermatology segment). The impairment charges were triggered in the fourth quarter of 2011 due to unfavorable study results, feedback received from the FDA which would result in the incurrence of higher costs to perform additional studies, reassessment of risk and the probability of success, and/or pipeline prioritization decisions resulting in the re-allocation of Company resources to other research and development programs. The impairment charges on IPR&D assets were recorded in In-process research and development impairments and other charges in the consolidated statements of (loss) income for the year ended December 31, 2011.
For information related to finite-lived intangible asset impairment charges, see note 7 titled “FAIR VALUE MEASUREMENTS”.
The increase in intangible assets in 2012 primarily reflects the acquisition of the Medicis, OraPharma, Gerot Lannach, QLT, J&J North America, University Medical, Atlantis, J&J ROW and Probiotica identifiable intangible assets (as described in note 3) and the positive impact of foreign currency exchange, partially offset by the IPR&D impairments and write-offs described above.
For the years ended December 31, 2012, 2011 and 2010, amortization expense related to intangible assets was recorded as follows:

	2012	2011	2010
Alliance and royalty revenue	$—	$1,072	$1,072
Cost of goods sold	2,557	8,103	8,103
Amortization expense	928,885	557,814	219,758
	$931,442	$566,989	$228,933
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013	2014	2015	2016	2017
Amortization expense	$1,050,614	$1,035,678	$1,015,956	$980,340	$934,136
Goodwill
The changes in the carrying amount of goodwill for years ended December 31, 2012 and 2011 were as follows:

	U.S. Dermatology	U.S. Neurology and Other	Canada and Australia	Emerging Markets	Total
Balance, December 31, 2010(1)	$481,441	$1,354,955	$398,815	$766,165	$3,001,376
Additions(2)	11,648	—	138,152	446,527	596,327
Adjustments(3)	(338)	187,248	(32,963)	(37,481)	116,466
Foreign exchange and other	(1,100)	—	(11,005)	(120,552)	(132,657)
Balance, December 31, 2011(1)	491,651	1,542,203	492,999	1,054,659	3,581,512
Additions(4)	1,464,539	—	2,145	49,908	1,516,592
Adjustments(5)	2,020	—	(16,651)	—	(14,631)
Foreign exchange and other(6)	(174)	—	10,063	48,004	57,893
Balance, December 31, 2012	$1,958,036	$1,542,203	$488,556	$1,152,571	$5,141,366
____________________________________

(1)
Effective in the first quarter of 2012, the Company has four reportable segments: U.S. Dermatology, U.S. Neurology and Other, Canada and Australia and Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. For further details, see note 26 titled “SEGMENT INFORMATION”. In addition certain 2011 amounts have been revised. For further details, see note 2 titled “SIGNIFICANT ACCOUNTING POLICIES”.

(2)	Primarily relates to the PharmaSwiss, Sanitas, Dermik, Ortho Dermatologics, Afexa, and iNova acquisitions (as described in note 3).

(3)	Reflects the impact of measurement period adjustments related to the Merger (as described in note 3).

(4)	Primarily relates to the Medicis, OraPharma, Probiotica and Gerot Lannach acquisitions (as described in note 3).

(5)	Primarily reflects the impact of measurement period adjustments related to the iNova, Dermik and Afexa acquisitions (as described in note 3).

(6)
Includes an impairment charge of $12.8 million related to the allocation of goodwill to the carrying amounts of certain suncare and skincare brands primarily sold in Australia, which are classified as held for sale as of December 31, 2012. Refer to note 7 titled “FAIR VALUE MEASUREMENTS”, for additional details regarding these impairment charges.

As described in note 3, the allocation of the goodwill balance associated with the Medicis, J&J ROW and J&J North America, acquisitions is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

13.	ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
The major components of accrued liabilities and other current liabilities as of December 31, 2012 and 2011 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2012	2011
Product returns	$171,099	$119,064
Product rebates	369,339	121,106
Interest	131,462	97,779
Employee costs	69,345	67,568
Professional fees	19,189	30,825
Restructuring, integration and other costs (as described in note 6)	32,798	21,923
Royalties	24,523	9,590
Legal settlements (as described in note 24)	16,279	1,300
Liabilities for uncertain tax positions	14,395	646
Value added tax	12,892	9,748
Brazil uncommitted line of credit	10,548	—
Other	109,413	48,034
	$981,282	$527,583

14.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT
A summary of the Company’s consolidated short-term borrowings and long-term debt as of December 31, 2012 and 2011, respectively, is outlined in the table below:

	Maturity Date	2012	2011
Short-term borrowings
Brazil Uncommitted Line of Credit(1)	February 2013	$10,548	$—
Long-term debt
New Revolving Credit Facility	April 2016	$—	$220,000
Term Loan A Facility, net of unamortized debt discount (2012 — $30,288; 2011 — $39,480)	April 2016	2,083,462	2,185,520
New Term Loan B Facility, net of unamortized debt discount of $24,833	February 2019	1,275,167	—
Incremental Term Loan B Facility, net of unamortized debt discount of $26,012	December 2019	973,988	—
Senior Notes:
6.50%	July 2016	915,500	915,500
6.75%, net of unamortized debt discount (2012 — $1,695; 2011 — $2,051)	October 2017	498,305	497,949
6.875%, net of unamortized debt discount (2012 — $5,303; 2011 — $6,204)	December 2018	939,277	938,376
7.00%, net of unamortized debt discount (2012 — $3,340; 2011 — $3,772)	October 2020	686,660	686,228
6.75%	August 2021	650,000	650,000
7.25%, net of unamortized debt discount (2012 — $8,665; 2011 — $9,573)	July 2022	541,335	540,427
6.375%, net of unamortized discount (2012 — $25,480)	October 2020	1,724,520	—
6.375%, net of unamortized discount (2012 — $7,280)	October 2020	492,720	—
Convertible Notes:
5.375% Convertible Notes, net of unamortized debt discount (2011 — $1,697)	August 2014	—	17,011
1.375% Convertible Notes(2)	June 2017	228,576	—
2.50% Convertible Notes(2)	June 2032	5,133	—
1.50% Convertible Notes(2)	June 2033	84	—
Other		898	—
		11,015,625	6,651,011
Less current portion		(480,182)	(111,250)
Total long-term debt		$10,535,443	$6,539,761
____________________________________

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

(1)	Short-term borrowings under uncommitted line of credit have been included in Accrued liabilities and other current liabilities in the consolidated balance sheets.

(2)	Represents obligations of Medicis.
The total fair value of the Company’s long-term debt, with carrying values of $11.0 billion and $6.7 billion at December 31, 2012 and 2011, was $11.7 billion and $6.7 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar issues and other pertinent information available to management as of the end of the respective periods.
Aggregate maturities of our long-term debt for each of the five succeeding years ending December 31 and thereafter are as follows:

2013	$480,182
2014	468,000
2015	468,000
2016	1,939,759
2017	523,000
Thereafter	7,269,580
Total gross maturities	11,148,521
Unamortized discounts	(132,896)
Total long-term debt	$11,015,625
Brazil Uncommitted Line of Credit
On September 25, 2012, the Company’s subsidiary in Brazil entered into an uncommitted unsecured line of credit with a financial institution for total availability of R$21.9 million ($10.7 million at December 31, 2012). This uncommitted line of credit bears an interest rate of the Interbank Deposit Certificate Rate plus 0.23% per month and was renewed on February 26, 2013. As of December 31, 2012, the Company had $10.5 million of borrowings under this line of credit. The effective interest rate on the drawn borrowings was approximately 0.8% per month.
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
On June 14, 2012, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement to increase the Term Loan B Facility by $600.0 million of incremental term loans to $1.2 billion. In addition, on July 9, 2012, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement to increase the Term Loan B Facility by an additional $100.0 million of incremental term loans to $1.3 billion (the Term Loan B Facility as so amended, the “Amended Term Loan B Facility”). The incremental term loans mature on February 13, 2019, began amortizing quarterly on September 30, 2012 at an annual rate of 1.0% and have terms that are consistent with the Company’s Term Loan B Facility.
On September 11, 2012, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement to increase the amount of commitments under the Revolving Credit Facility by $175.0 million to an aggregate of $450.0 million (the Revolving Credit Facility as so amended, the “New Revolving Credit Facility”).
On October 2, 2012, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the Amended Term Loan B Facility (the “Repricing Transaction”) by the issuance of $1.3 billion in new incremental

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

term loans (the “New Term Loan B Facility”). The incremental term loans under the New Term Loan B Facility mature on February 13, 2019, begin amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the Amended Term Loan B Facility. In connection with the refinancing of the Amended Term Loan B Facility pursuant to the Repricing Transaction, the Company paid a prepayment premium of approximately $13.0 million, equal to 1.0% of the refinanced term loans under the Amended Term Loan B Facility. In addition, repayments of outstanding loans under the New Term Loan B Facility in connection with certain refinancings on or prior to October 2, 2013 require a prepayment premium of 1.0% of such loans prepaid.
In connection with the Medicis acquisition, on December 11, 2012, the Company issued $1.0 billion in incremental term B loans (the “Incremental Term Loan B Facility” and together with the New Revolving Credit Facility, the New Term Loan B Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). The Incremental Term Loan B Facility matures on December 11, 2019, begins amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and has terms consistent with the New Term Loan B Facility.
As of December 31, 2012, $2,083.5 million in term loans was outstanding under the Term Loan A Facility, $1,275.2 million in term loans was outstanding under the New Term Loan B Facility, $974.0 million in term loans was outstanding under the Incremental Term Loan B Facility and the Company had no outstanding borrowings under the New Revolving Credit Facility.
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
Borrowings under the New Revolving Credit Facility and the Term Loan A Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the rate of interest quoted in the print edition of The Wall Street Journal, Money Rates Section, as the Prime Rate (currently defined as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks) and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the New Revolving Credit Facility and the Term Loan A Facility was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. Interest rates for the New Revolving Credit Facility and the Term Loan A Facility are subject to increase or decrease quarterly based on leverage ratios. As of December 31, 2012, the effective rate of interest on the Company’s borrowings under the New Revolving Credit Facility and the Term Loan A Facility was 3.52% and 3.27% per annum, respectively.
As of December 31, 2012, the applicable margin for borrowings under both the New Term Loan B Facility and the Incremental Term Loan B Facility was 2.25% with respect to base rate borrowings and 3.25% with respect to LIBO rate borrowings, subject to a 1.0% LIBO rate floor. As of December 31, 2012, the effective rate of interest on the Company’s borrowings under the New Term Loan B Facility and the Incremental Term Loan Facility was 4.35% and 3.48% per annum, respectively.
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
The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the New Revolving Credit Facility at any time without premium or penalty, other than customary

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

“breakage” costs with respect to LIBO rate loans. Except for repayments of outstanding loans under the New Term Loan B Facility and the Incremental Term Loan B Facility in connection with certain refinancings on or prior to October  2, 2013, the Company is permitted to voluntarily repay outstanding loans under the Term Loan A Facility, the New Term Loan B Facility and the Incremental Term Loan B Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. Repayments of outstanding loans under the New Term Loan B Facility and the Incremental Term Loan B Facility in connection with certain refinancings on or prior to October 2, 2013 require a prepayment premium of 1.0% of such loans prepaid.
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
The Credit Agreement requires that the Company maintain a secured leverage ratio not to exceed 2.50 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending March 31, 2012. The Credit Agreement requires that the Company maintain an interest coverage ratio of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Senior Secured Credit Facilities. As of December 31, 2012, the Company was in compliance with all covenants associated with the Senior Secured Credit Facilities.
2016 Notes and 2022 Notes
On March 8, 2011, Valeant issued $950.0 million aggregate principal amount of 6.50% senior notes due 2016 (the “2016 Notes”) and $550.0 million aggregate principal amount of 7.25% senior notes due 2022 (the “2022 Notes”) in a private placement. The 2016 Notes will mature on July 15, 2016 and the 2022 Notes will mature on July 15, 2022. The 2016 Notes accrue interest at the rate of 6.50% per year and the 2022 Notes accrue interest at the rate of 7.25% per year, payable semi-annually in arrears on each January 15 and July 15, commencing on July 15, 2011. The 2016 Notes were issued at par and the 2022 Notes were issued at 98.125% of par for an effective annual yield of 7.50%. The 2016 Notes and 2022 Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2016 Notes and 2022 Notes.
Net proceeds of the 2016 Notes and 2022 Notes offering of $975.0 million were used to prepay the amount outstanding under previous Valeant’s term loan A facility. In addition, net proceeds of $274.8 million were used to fund the repurchase of common shares of the Company from ValueAct Capital Master Fund, L.P. (“ValueAct”) in March 2011 (as described in note 16).
Valeant may redeem all or a portion of the 2016 Notes at any time prior to July 15, 2013, and the 2022 Notes at any time prior to July 15, 2016, in each case, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In the fourth quarter of 2011, Valeant redeemed $34.5 million of principal amount of the 2016 Notes for $34.2 million through open-market purchases. On or after July 15, 2013, Valeant may redeem all or a portion of the 2016 Notes and, on or after July 15, 2016, Valeant may redeem all or a portion of the 2022 Notes, in each case at the redemption prices applicable to the 2016 Notes or the 2022 Notes, as set forth in the 2016 Notes and 2022 Notes indenture, plus accrued and unpaid interest to the date of redemption of the 2016 Notes or the 2022 Notes, as applicable. In addition, prior to July 15, 2013 for the 2016 Notes and July 15, 2014 for the 2022 Notes, Valeant may redeem up to 35% of the aggregate principal amount of either the 2016 Notes or the 2022 Notes, at redemption prices of 106.500%

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

and 107.250%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the redemption date, in each case with the net proceeds of certain equity offerings.
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
A portion of the proceeds of the 2017 Notes and 2020 Notes offering was used to repay $1.0 billion of previous term loan B facility and the remaining portion was used for general corporate purposes.
Valeant may redeem all or a portion of the 2017 Notes at any time prior to October 1, 2014, and Valeant may redeem all or a portion of the 2020 Notes at any time prior to October 1, 2015, in each case at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the 2017 Notes and 2020 Notes Indenture. In the fourth quarter of 2011, Valeant redeemed $10.0 million of principal amount of the 2020 Notes for $9.5 million through open-market purchases. On or after October 1, 2014, Valeant may redeem all or a portion of the 2017 Notes, and on or after October 1, 2015, Valeant may redeem all or a portion of the 2020 Notes, in each case at the redemption prices applicable to the 2017 Notes or the 2020 Notes, as set forth in the 2017 Notes and 2020 Notes Indenture, plus accrued and unpaid interest to the date of redemption. In addition, prior to October 1, 2013, Valeant may redeem up to 35% of the aggregate principal amount of either the 2017 Notes or the 2020 Notes at prices of 106.750% and 107.000%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, in each case with the net proceeds of certain equity offerings.
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
2018 Notes
On November 23, 2010, Valeant issued $1.0 billion aggregate principal amount of 6.875% Senior Notes due 2018 (the “2018 Notes” and, together with the 2017 Notes and 2020 Notes, the “Notes”) in a private placement. The 2018 Notes mature on December 1, 2018. Interest on the 2018 Notes accrues at a rate of 6.875% and is payable semi-annually in arrears on each June 1 and December 1, commencing on June 1, 2011. The 2018 Notes were issued at a discount of 99.24% for an effective annual yield of 7.0%. The 2018 Notes are the senior unsecured obligations of Valeant and are jointly and severally guaranteed

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant). Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2018 Notes.
A portion of the proceeds of the 2018 Notes offering was used to repay the remaining $500.0 million owed under previous term loan B facility and the balance of the proceeds were used for general corporate purposes, including acquisitions, debt repayment and securities repurchases.
Valeant may redeem all or a portion of the 2018 Notes at any time prior to December 1, 2014, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the 2018 Notes Indenture. In the fourth quarter of 2011, Valeant redeemed $55.4 million of principal amount of the 2018 Notes for $54.9 million. On or after December 1, 2014, Valeant may redeem all or a portion of the 2018 Notes at the redemption prices applicable to the 2018 Notes, as set forth in the 2018 Notes Indenture, plus accrued and unpaid interest to the date of redemption. In addition, prior to December 1, 2013, Valeant may redeem up to 35% of the aggregate principal amount of the 2018 Notes at 106.875% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, in each case with the net proceeds of certain equity offerings.
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
2021 Notes
On February 8, 2011, Valeant issued at par $650.0 million aggregate principal amount of 6.75% senior notes due 2021 (the “2021 Notes”) in a private placement. Interest on the 2021 Notes accrues at the rate of 6.75% per year and is payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011. The 2021 Notes mature on August 15, 2021. The 2021 Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the 2021 Notes.
The net proceeds of the 2021 Notes offering were used principally to finance the acquisitions of PharmaSwiss (as described in note 3) and Zovirax® (as described in note 4).
Valeant may redeem all or a portion of the 2021 Notes at any time prior to February 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after February 15, 2016, Valeant may redeem all or a portion of the 2021 Notes at the redemption prices applicable to the 2021 Notes as set forth in the 2021 Notes indenture, plus accrued and unpaid interest to the date of redemption of the 2021 Notes. In addition, prior to February 15, 2014, Valeant may redeem up to 35% of the aggregate principal amount of the 2021 Notes at a redemption price of 106.750% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings.
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
2020 Senior Notes
On October 4, 2012, VPI Escrow Corp. (the “Issuer”), a newly formed wholly owned subsidiary of Valeant, issued $1,750.0 million aggregate principal amount of the 2020 Senior Notes in a private placement. The 2020 Senior Notes mature on October 15, 2020. The 2020 Senior Notes accrue interest at the rate of 6.375% per year, which is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2013. In connection with the issuance of the 2020 Senior Notes, the Company incurred approximately $26.3 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $1,723.7 million. At the time of the closing of the Medicis acquisition, (1) the Issuer merged

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

with and into Valeant, with Valeant continuing as the surviving corporation, (2) Valeant assumed all of the Issuer’s obligations under the 2020 Senior Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Medicis acquisition.
The 2020 Senior Notes are guaranteed by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor of the Senior Secured Credit Facilities.
The indenture governing the terms of the 2020 Senior Notes provide that the 2020 Senior Notes are redeemable at the option of the Issuer, in whole or in part, at any time on or after October 15, 2016, at the specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Issuer may redeem some or all of the 2020 Senior Notes prior to October 15, 2016, in each case at a price equal to 100% of the principal amount thereof, plus a make-whole premium. Prior to October 15, 2015, the Issuer may also redeem up to 35% of the aggregate principal amount of the 2020 Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 106.375% of the principal amount of the 2020 Senior Notes, plus accrued and unpaid interest to the date of redemption.
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
6.375% senior notes due 2020
Concurrently with the offering of the 2020 Senior Notes on October 4, 2012, Valeant issued $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “6.375% Senior Notes”) in a private placement. The 6.375% Senior Notes mature on October 15, 2020. The 6.375% Senior Notes accrue interest at the rate of 6.375% per year, which is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2013. In connection with the issuance of the 6.375% Senior Notes, the Company incurred approximately $7.5 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $492.5 million. The 6.375% Senior Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor of the Senior Secured Credit Facilities.
The 6.375% Senior Notes are redeemable at the option of Valeant, in whole or in part, at any time on or after October 15, 2016, at the specified redemption prices, plus accrued and unpaid interest, if any, to date of redemption. In addition, Valeant may redeem some or all of the 6.375% Senior Notes prior to October 15, 2016, in each case at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a make-whole premium. Prior to October 15, 2015, Valeant may also redeem up to 35% of the aggregate principal amount of the 6.375% Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 106.375% of the principal amount of the 6.375% Senior Notes, plus accrued and unpaid interest to the date of redemption.
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
5.375% Convertible Notes
On June 10, 2009, the Company issued $350.0 million principal amount of 5.375% senior convertible notes due August 1, 2014 (the “5.375% Convertible Notes”). The 5.375% Convertible Notes mature on August 1, 2014. The 5.375% Convertible Notes were issued at par and pay interest semi-annually on February 1 and August 1 of each year. The 5.375% Convertible Notes may be converted based on a current conversion rate of 69.6943 common shares of the Company per $1,000 principal amount of notes, which represents a conversion price of approximately $14.35 per share. The conversion rate was adjusted

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

on the Company specified types of distributions or enters into certain other transactions in respect of its common shares. In addition, following certain corporate transactions that occurred prior to maturity, the conversion rate increased for holders who elected to convert their holdings in connection with such corporate transactions.
The 5.375% Convertible Notes were convertible at any time prior to the maturity date under the following circumstances:

•	during any calendar quarter if the closing price of the Company’s common shares exceeds 130% of the conversion price then in effect during a defined period at the end of the previous quarter;

•	during a defined period if the trading price of the 5.375% Convertible Notes falls below specified thresholds for a defined trading period;

•	if the 5.375% Convertible Notes have been called for redemption;

•	upon the occurrence of specified corporate transactions; or

•	25 trading days prior to the maturity date.
Upon conversion, the 5.375% Convertible Notes would be settled in cash, common shares, or a combination of cash and common shares, at the Company’s option.
The Company could redeem for cash all or a portion of the 5.375% Convertible Notes at any time on or after August 2, 2012, at a price equal to 100% of the principal amount of the 5.375% Convertible Notes to be redeemed, plus any accrued and unpaid interest, if during a defined period the closing price of the Company’s common shares exceeds 130% of the conversion price then in effect. The Company could not otherwise redeem any of the 5.375% Convertible Notes at its option prior to maturity, except upon the occurrence of certain changes to the laws governing Canadian withholding taxes.
At the date of issuance, the principal amount of the 5.375% Convertible Notes was allocated into a liability component and an equity component. The liability component was fair valued at $293.3 million, based on a 9.5% market rate of interest for similar debt with no conversion rights. The value allocated to the liability component is being accreted to the face value of the 5.375% Convertible Notes over the five-year period prior to maturity, using the effective interest method. The accretion of the liability component was being recognized as additional non-cash interest expense. The difference between the principal amount of the 5.375% Convertible Notes and the value allocated to the liability component of $56.7 million was recorded in additional paid-in capital in shareholders’ equity, as the carrying amount of the equity component.
In connection with the issuance of the 5.375% Convertible Notes, the Company incurred financing costs of $16.5 million, which were allocated to the liability and equity components in proportion to the preceding allocation of the principal amount of the 5.375% Convertible Notes.
On June 29, 2012, the Company distributed a notice of redemption to holders of the Company’s 5.375% Convertible Notes to redeem all of the outstanding 5.375% Convertible Notes on August 2, 2012 (the “Redemption Date”), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. On August 1, 2012, all of the outstanding 5.375% Convertible Notes were converted by holders, and on September 5, 2012, they were settled 100% in cash in the aggregate amount of $62.1 million.
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
During the year ended December 31, 2012, 2011 and 2010, the Company repurchased $1.1 million, $205.0 million and $126.3 million aggregate principal amount of the 5.375% Convertible Notes, respectively, for an aggregate purchase price of $4.0 million, $623.3 million and $259.2 million, respectively.
Interest expense was recognized based on the effective rate of interest of 9.5% on the liability component of the 5.375% Convertible Notes as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2012	2011	2010
Cash interest per contractual coupon rate	$559	$6,265	$18,335
Non-cash amortization of debt discount	333	3,433	9,265
	$892	$9,698	$27,600
In addition, interest expense included the non-cash amortization of deferred financing costs associated with the 5.375% Convertible Notes of $0.1 million, $0.8 million and $2.1 million in 2012, 2011 and 2010, respectively.
1.375% Convertible Notes, 2.50% Convertible Notes and 1.50% Convertible Notes
In connection with the acquisition of Medicis, the Company assumed Medicis’ outstanding long-term debt, including current portion, of approximately $778.0 million at the Medicis acquisition date. As described in note 3, the Medicis long-term debt, including current portion, is comprised of the following: (i) 1.375% convertible senior notes due June 1, 2017 (the “1.375% Convertible Notes”), (ii) 2.50% contingent convertible senior notes due June 4, 2032 (the “2.50% Convertible Notes”) and (iii) 1.50% contingent convertible senior notes due June 4, 2033 (the “1.50% Convertible Notes”).
1.375% Convertible Notes
The 1.375% Convertible Notes will mature on June 1, 2017 and pay 1.375% annual cash interest, payable semi-annually in arrears on June 1 and December 1. As of December 31, 2012, $228.6 million principal amount of the 1.375% Convertible Notes were outstanding. The 1.375% Convertible Notes are senior unsecured obligations of Medicis and are not guaranteed by Valeant or any of its or Medicis’ subsidiaries. These notes do not contain any restrictions on the payment of dividends or the incurrence of additional indebtedness and do not contain any financial covenants. From the acquisition date of December 11, 2012 through to December 31, 2012, $318.1 million principal amount of the 1.375% Convertible Notes were converted into cash.
The acquisition of Medicis constitutes a fundamental change and a make-whole adjustment event under the terms of the 1.375% Convertible Notes. The effective date of the fundamental change and make-whole adjustment event is December 11, 2012. As a result of the acquisition of Medicis by the Company, holders of these convertible notes had the right to require the Company to (i) repurchase the 1.375% Convertible Notes by January 24, 2013 at a fundamental change repurchase price of $1,002.10 per $1,000 principal amount; (ii) surrender the notes for conversion for the make-whole adjustment by January 24, 2013 at a make-whole conversion price of $1,093.32 per $1,000 principal amount; or (iii) surrender the notes for the regular conversion by January 25, 2013 at a regular conversion price of $934.68 per $1,000 principal amount.
Following January 25, 2013, the 1.375% Convertible Notes are convertible, at the holder’s option, prior to the close of business on the business day immediately preceding March 1, 2017 in the following circumstances: (1) during the five consecutive trading day period immediately following any ten consecutive trading day period in which the trading price of the 1.375% Convertible Notes per $1,000 principal amount for each such trading day was less than 98% of the regular conversion price; and (2) upon the occurrence of specified corporate transactions.
Subsequent to December 31, 2012, $228.4 million principal amount of the 1.375% Convertible Notes were converted.
2.50% Convertible Notes
The 2.50% Convertible Notes are senior unsecured obligations of Medicis and are not guaranteed by Valeant or any of its or Medicis’ subsidiaries. These notes do not contain any restrictions on the payment of dividends or the incurrence of additional indebtedness and do not contain any financial covenants. As of December 31, 2012, $5.1 million principal amount of the 2.50% Convertible Notes were outstanding. From the acquisition date of December 11, 2012 through to December 31, 2012, $226.0 million principal amount of the 2.50% Convertible Notes were converted into cash.
The acquisition of Medicis constitutes a change of control under the terms of the 2.50% Convertible Notes. The effective date of the change of control is December 11, 2012. As a result of the acquisition of Medicis by the Company, holders of these convertible notes had the right to require the Company to (i) repurchase the 2.50% Convertible Notes by January 22, 2013 at a change of control purchase price of $1,004.42 per $1,000 principal amount; or (ii) surrender the 2.50% Convertible Notes for conversion by December 26, 2012 at a conversion price of $1,514.63 per $1,000 principal amount.
In addition, the Company provided notice to the holders of the 2.50% Convertible Notes that it would redeem all remaining outstanding notes on February 11, 2013, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

and unpaid interest, including contingent interest, if any. Holders of the 2.50% Convertible Notes could surrender these notes for conversion on or before February 7, 2013. On February 11, 2013, all of the outstanding 2.50% Convertible Notes were converted by holders and settled 100% in cash in the aggregate amount of $5.1 million.
1.50% Convertible Notes
As of December 31, 2012, $0.1 million principal amount of the 1.50% Convertible Notes were outstanding. The 1.50% Convertible Notes are senior unsecured obligations of Medicis and are not guaranteed by Valeant or any of its or Medicis’ subsidiaries. These notes do not contain any restrictions on the payment of dividends or the incurrence of additional indebtedness and do not contain any financial covenants. From the acquisition date of December 11, 2012 through to December 31, 2012, $0.1 million principal amount of the 1.50% Convertible Notes were converted into cash.
The acquisition of Medicis constitutes a change of control under the terms of the 1.50% Convertible Notes. The effective date of the change of control is December 11, 2012. As a result of the acquisition of Medicis by the Company, holders of these convertible notes had the right to require the Company to (i) repurchase the 1.50% Convertible Notes by January 22, 2013 at a change of control purchase price of $1,002.94 per $1,000 principal amount; or (ii) surrender the 1.50% Convertible Notes for conversion by December 26, 2012 at a conversion price of $1,135.19 per $1,000 principal amount.
In addition, the Company provided notice to the holders of the 1.50% Convertible Notes that it would redeem all remaining outstanding notes on February 11, 2013, at a redemption price, payable in cash, of 100% of the principal amount, plus accrued and unpaid interest, including contingent interest, if any. Holders of the 1.50% Convertible Notes could surrender these notes for conversion on or before February 7, 2013. On February 11, 2013, all of the outstanding 1.50% Convertible Notes were converted by holders and settled 100% in cash in the aggregate amount of $0.1 million.
4.0% Convertible Notes
As described in note 3, in connection with the Merger, the Company assumed $225.0 million aggregate outstanding principal amount of Valeant’s 4.0% Convertible Notes. Interest on the 4.0% Convertible Notes was payable semi-annually on May 15 and November 15 of each year. The 4.0% Convertible Notes were scheduled to mature on November 15, 2013. Valeant had the right to redeem the 4.0% Convertible Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 4.0% Convertible Notes were convertible into common shares of the Company at a current conversion rate of 79.0667 shares per $1,000 principal amount of notes (which represents a conversion price of approximately $12.65 per share), reflecting an adjustment to account for the pre-Merger special dividend, the exchange ratio for the Merger and the post-Merger special dividend.
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
On April 20, 2011, the Company distributed a notice of redemption to holders of Valeant’s 4.0% Convertible Notes, pursuant to which all of the outstanding 4.0% Convertible Notes would be redeemed on May 20, 2011 (the “Redemption Date”), at a redemption price of 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. The 4.0% Convertible Notes called for redemption could be converted at the election of the holders at any time before the close of business on May 19, 2011. Consequently, all of the outstanding 4.0% Convertible Notes were converted into 17,782,764 common shares of the Company, at a conversion rate of 79.0667 common shares per $1,000 principal amount of notes, which represented a conversion price of approximately $12.65 per share.
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
Commitment Letter
In connection with the acquisition of Medicis, the Company and its subsidiary, Valeant, entered into a commitment letter, dated as of September 2, 2012, with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC to provide up to $2.75 billion through a bridge loan facility. On September 11, 2012, the Company and Valeant entered into an amended and restated commitment letter with JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and other financial institutions. Subsequently, the Company obtained $2.75 billion in financing through a syndication of $1.0 billion in the Incremental Term Loan B Facility under the Company’s Senior Secured Credit Facilities and the issuance of the 2020 Senior Notes in the aggregate principal amount of $1.75 billion. Consequently, the commitment under the commitment letter to provide the bridge loan facility was not utilized and terminated on December 11, 2012, concurrently with the closing of the Medicis acquisition. As a result, the Company wrote off of $8.0 million of deferred financing costs.

15.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company operates defined contribution retirement plans in several countries, including Canada and the U.S. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $2.8 million, $2.1 million and $2.9 million to these plans in the years ended December 31, 2012, 2011 and 2010, respectively.
Outside of the U.S., a limited group of Valeant employees are covered by defined benefit retirement and post-employment plans. The Company assumed all of Valeant’s defined benefit obligations and related plan assets in connection with the Merger. The Company contributed $1.8 million and $1.0 million to these plans in the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the projected benefit obligation of these plans totaled $7.0 million, which exceeded the fair value of plan assets of $1.3 million by $5.7 million. The Company has recognized the under-funded financial position of these plans in accrued liabilities ($0.4 million) and other long-term liabilities ($5.3 million) as of December 31, 2012. The net periodic benefit cost of these plans amounted to $1.5 million and $2.1 million for the year ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2010, the net periodic cost of was not material to the Company’s results of operations.

16.	SECURITIES REPURCHASE PROGRAM
On November 4, 2010, the Company announced that its board of directors had approved a securities repurchase program, pursuant to which the Company could make purchases of our common shares, convertible notes and/or senior notes, from time to time, up to an aggregate maximum value of $1.5 billion, subject to any restrictions in the Company’s financing agreements and applicable law. On August 29, 2011, the Company announced that its board of directors had approved an increase of $300.0 million under its securities repurchase program (the “2010 Securities Repurchase Program”). As a result, under the 2010 Securities Repurchase Program, the Company was able to repurchase up to $1.8 billion of its convertible notes, senior notes, common shares and/or other notes or shares that were issued prior to the completion of the program. The 2010 Securities Repurchase Program terminated on November 7, 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

On November 3, 2011, the Company announced that its board of directors had approved a new securities repurchase program (the “2011 Securities Repurchase Program”). Under the 2011 Securities Repurchase Program, which commenced on November 8, 2011, the Company could make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares. The 2011 Securities Repurchase Program terminated on November 7, 2012.
On November 19, 2012, the Company announced that its board of directors had approved a new securities repurchase program (the “2012 Securities Repurchase Program”). Under the 2012 Securities Repurchase Program, which commenced on November 15, 2012, the Company may make purchases of up to $1.5 billion of senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2012 Securities Repurchase Program will terminate on November 14, 2013 or at such time as the Company completes its purchases. The amount of securities to be purchased and the timing of purchases under the 2012 Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements and applicable law. The securities to be repurchased will be funded using our cash resources.
The board of directors also approved a sub-limit under the 2012 Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of the Company’s public float or 5% of the Company’s issued and outstanding common shares, in each case calculated as of the date of the commencement of the 2012 Securities Repurchase Program. The Company is permitted to make purchases of up to 15,172,149 common shares on the open market through the facilities of the NYSE, representing approximately 5% of the Company’s issued and outstanding common shares on the date of the commencement of the 2012 Securities Repurchase Program. Subject to completion of appropriate filings with and approval by the TSX, the Company may also make purchases of its common shares over the facilities of the TSX. Purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX. All common shares purchased under the 2012 Securities Repurchase Program will be cancelled.
Repurchase of 5.375% Convertible Notes
During the year ended December 31, 2012, under the 2011 Securities Repurchase Program, the Company repurchased $1.1 million principal amount of the 5.375% Convertible Notes for a purchase price of $4.0 million. The carrying amount of the 5.375% Convertible Notes purchased was $1.0 million (net of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $1.1 million. The difference of $0.1 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt (as described in note 19). The difference of $2.9 million between the estimated fair value of $1.1 million and the purchase price of $4.0 million resulted in charges to additional paid-in capital and accumulated deficit of $0.2 million and $2.7 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $0.1 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $3.9 million is presented in the consolidated statement of cash flows as an outflow from financing activities.
During the year ended December 31, 2011, under the 2010 Securities Repurchase Program and the 2011 Securities Repurchase Program, the Company repurchased $203.8 million and $1.2 million aggregate principal amount of the 5.375% Convertible Notes, respectively, for an aggregate purchase price of $619.4 million and $3.9 million, respectively. The carrying amount of the 5.375% Convertible Notes purchased was $177.6 million (net of $5.6 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $209.2 million. The difference of $31.6 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt (as described in note 19). The difference of $414.1 million between the estimated fair value of $209.2 million and the purchase price of $623.3 million resulted in charges to additional paid-in capital and accumulated deficit of $33.2 million and $380.9 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $9.8 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $613.5 million is presented in the consolidated statements of cash flows as an outflow from financing activities.
During the year ended December 31, 2010, under the 2010 Securities Repurchase Program, the Company repurchased $126.3 million aggregate principal amount of the 5.375% Convertible Notes at an aggregate purchase price of $259.2 million. The carrying amount of the 5.375% Convertible Notes purchased was $106.9 million (net of $3.9 million of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $127.5 million. The difference of $20.7 million between the net carrying amount and the estimated fair value was

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

recognized as a loss on extinguishment of debt (as described in note 19). The difference of $131.7 million between the estimated fair value of $127.5 million and the purchase price of $259.2 million was charged to shareholders’ equity, as a reduction of additional paid-in capital and a charge to accumulated deficit of $20.4 million and $111.3 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $4.9 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $254.3 million is presented in the consolidated statements of cash flows as an outflow from financing activities.
Share Repurchases
In the year ended December 31, 2012, under the 2011 Securities Repurchase Program, the Company repurchased 5,257,454 of its common shares for an aggregate purchase price of $280.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $178.4 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
In March 2011, the Company repurchased 7,366,419 of its common shares from ValueAct for an aggregate purchase price of $274.8 million. These common shares were subsequently cancelled. As of December 31, 2012, the Company had recorded a $21.8 million receivable from ValueAct in relation to withholding taxes on the March 2011 repurchase, and the Company received payment of this amount in January 2013 from ValueAct to resolve this matter. In May 2011, a subsidiary of the Company purchased 4,498,180 of the Company’s common shares from ValueAct for an aggregate purchase price of $224.8 million. In June 2011, the Company purchased these common shares from its subsidiary and the common shares were subsequently cancelled. G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit joined the Company’s board of directors on September 28, 2010, effective with the Merger, and prior thereto served as a member of Valeant’s board of directors since 2007. ValueAct Capital is the general partner and the manager of ValueAct.
In addition to the ValueAct repurchases, in the year ended December 31, 2011, under the 2010 Securities Repurchase Program and the 2011 Securities Repurchase Program, the Company repurchased 1,800,000 and 1,534,857 of its common shares, respectively, for an aggregate purchase price of $74.5 million and $65.1 million, respectively. These common shares were subsequently cancelled. As a result, in 2011, under the 2010 Securities Repurchase Program and 2011 Securities Repurchase Program, the Company repurchased, in the aggregate, 13,664,599 and 1,534,857 of its common shares, respectively, for an aggregate purchase price of $574.1 million and $65.1 million, respectively. The excess of the cost of the common shares repurchased over their assigned value of $374.4 million was charged to accumulated deficit.
During the year ended December 31, 2010, the Company repurchased 2,305,000 of its common shares for an aggregate purchase price of $60.1 million under the 2010 Securities Repurchase Program. The excess of the cost of the common shares repurchased over their assigned value of $19.7 million was charged to accumulated deficit.
Redemption of Senior Notes
During the year ended December 31, 2011, under the 2010 Securities Repurchase Program and 2011 Securities Repurchase Program, the Company also redeemed $10.0 million and $89.9 million aggregate principal amount of the Company’s senior notes, respectively, for an aggregate purchase price of $9.9 million and $88.7 million, respectively.
Total Repurchases
In connection with the 2010 Securities Repurchase Program, through the termination date of November 7, 2011, the Company repurchased approximately $1.5 billion, in the aggregate, of its convertible notes, senior notes and common shares.
During 2011, the Company repurchased approximately $157.7 million, in the aggregate, of its convertible notes, senior notes and common shares under the 2011 Securities Repurchase Program.
During 2012, under the 2011 Securities Repurchase Program, through the termination date of November 7, 2012, the Company repurchased approximately $284.7 million, in the aggregate, of its convertible notes and common shares. As of December 31, 2012, the Company had not made any repurchases of its senior notes or common shares under the 2012 Securities Repurchase Program.

17.	SHARE-BASED COMPENSATION
In May 2011, shareholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) which replaced the Company’s 2007 Equity Compensation Plan for future equity awards granted by the Company. The Company transferred the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

shares available under the Company’s 2007 Equity Compensation Plan to the Plan under which the Company is authorized to grant up to 6,846,310 shares of its common stock and approximately 4,142,666 shares were available for future grants as of December 31, 2012. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plan.
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs:

	2012	2011	2010
Stock options(1)	$21,739	$45,465	$56,851
RSUs	44,497	48,558	41,182
Share-based compensation expense	$66,236	$94,023	$98,033

Cost of goods sold(1)(2)	$—	$1,330	$1,258
Research and development expenses(1)(2)	764	1,329	2,487
Selling, general and administrative expenses(1)(2)(3)	65,472	90,379	44,806
Restructuring, integration and other costs (as described in note 6)	—	985	49,482
Share-based compensation expense	$66,236	$94,023	$98,033
____________________________________

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

(3)
During the third quarter of 2012, the Company recorded an incremental charge of $4.8 million to selling, general and administrative expenses as some of the Company’s performance-based RSU grants triggered a partial payout as a result of achieving certain share price appreciation conditions.

The Company recognized $12.5 million and $26.5 million of tax benefits from stock options exercised in the year ended December 31, 2012 and 2011, respectively. The Company did not recognize any tax benefits for the share-based compensation expense for the year ended December 31, 2010.
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
Prior to the completion of the Merger, the board of directors of Biovail resolved that each performance-based RSU award held by Biovail executive officers and selected employees would immediately accelerate and become 100% vested on the Merger Date. The number of such performance-based RSUs to be settled would be determined based on Biovail’s performance

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

through the Merger Date. Based on such performance, each performance-based RSU vested upon the closing of the Merger at 200% of target. As of the Merger Date, the Company recorded incremental compensation expense of $20.3 million to reflect an increase in the fair value of the performance-based RSUs due to the acceleration of the vesting condition. The common shares of the Company underlying the performance-based RSUs were delivered, net of income tax withholdings, to the applicable employees within 60 days of the Merger Date.
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

Stock Options
With the exception of Biovail stock options issued to replace Valeant stock options in connection with the Merger, all stock options granted by the Company under its 2007 Equity Compensation Plan expire on the fifth anniversary of the grant date. The exercise price of any stock option granted under its 2007 Equity Compensation Plan is not to be less than the volume-weighted average trading price of the Company’s common shares for the five trading days immediately preceding the date of grant (or, for participants subject to U.S. taxation, on the single trading day immediately preceding the date of grant, whichever is greater). All stock options granted by the Company under the 2011 Plan expire on the tenth anniversary of the grant date. The exercise price of any stock option granted under the 2011 Plan will not be less than the closing price per common share on the national securities exchange on which the common shares are principally traded (currently, the NYSE) for the last preceding date on which there was a sale of such common shares on such exchange. Prior to the Merger, stock option grants typically vested ratably on the first, second and third anniversaries of the stock option grant. Following the Merger, stock options granted will vest 25% on each of the first, second, third and fourth anniversaries from the date of grant.
The fair values of all stock options granted during the years ended December 31, 2012, 2011 and 2010 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2012	2011	2010
Expected stock option life (years)(1)	4.0	4.0	4.0
Expected volatility(2)	44.9%	42.8%	37.1%
Risk-free interest rate(3)	0.5%	1.4%	1.5%
Expected dividend yield(4)	—%	—%	1.5%

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

____________________________________

(1)	Determined based on historical exercise and forfeiture patterns.

(2)
Effective January 1, 2012, expected volatility was determined based on implied volatility in the market traded options of the Company’s common stock. Prior to 2012, expected volatility was determined based on historical volatility of the Company’s common shares over the expected life of the stock option.

(3)	Determined based on the rate at the time of grant for zero-coupon U.S. or Canadian government bonds with maturity dates equal to the expected life of the stock option.

(4)	Determined based on the stock option’s exercise price and expected annual dividend rate at the time of grant.
The Black-Scholes option-pricing model used by the Company to calculate stock option values was developed to estimate the fair value of freely tradeable, fully transferable stock options without vesting restrictions, which significantly differ from the Company’s stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values.
The following table summarizes stock option activity during the year ended December 31, 2012:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	10,480	$15.10
Granted	750	55.16
Exercised	(1,802)	12.78
Expired or forfeited	(922)	16.62
Outstanding, December 31, 2012	8,506	$18.97	6.0	$347,068
Vested and exercisable, December 31, 2012	4,491	$9.23	5.3	$226,960
The weighted-average fair values of all stock options granted in 2012, 2011 and 2010 were $19.57, $13.65 and $5.46, respectively. The total intrinsic values of stock options exercised in 2012, 2011 and 2010 were $25.1 million, $31.7 million and $28.5 million, respectively. Proceeds received on the exercise of stock options in 2012, 2011 and 2010 were $23.0 million, $41.7 million and $58.4 million, respectively.
As of December 31, 2012, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $38.1 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.5 years. The total fair value of stock options vested in 2012 was $36.1 million (2011 — $35.4 million; 2010 — $39.1 million).
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

Range of Exercise Prices	Outstanding (000s)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable (000s)	Weighted- Average Exercise Price
$3.46 - $5.19	3,097	5.0	$4.22	3,097	$4.22
$5.33 - $8.00	367	4.8	6.39	270	5.97
$8.03 - $12.05	40	3.1	9.47	35	9.52
$12.87 - $19.31	2,382	7.0	13.04	586	13.04
$20.42 - $30.63	760	3.1	25.17	269	25.39
$39.95 - $54.76	1,860	7.7	51.26	234	51.14
	8,506	6.0	$18.97	4,491	$9.23
RSUs

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

With the exception of Biovail RSUs issued to replace Valeant RSUs in connection with the Merger, RSUs vest on the third anniversary date from the date of grant, unless provided otherwise in the applicable unit agreement, subject to the attainment of any applicable performance goals specified by the board of directors. If the vesting of the RSUs is conditional upon the attainment of performance goals, any RSUs that do not vest as a result of a determination that a holder of RSUs has failed to attain the prescribed performance goals will be forfeited immediately upon such determination. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on the Company’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
To the extent provided for in an RSU agreement, the Company may, in lieu of all or a portion of the common shares which would otherwise be provided to a holder, elect to pay a cash amount equivalent to the market price of the Company’s common shares on the vesting date for each vested RSU. The amount of cash payment will be determined based on the average market price of the Company’s common shares on the vesting date. The Company’s current intent is to settle vested RSUs through the issuance of common shares.
Time-Based RSUs
Each vested RSU without performance goals (“time-based RSU”) represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted is estimated based on the trading price of the Company’s common shares on the date of grant.
The following table summarizes non-vested time-based RSU activity during the year ended December 31, 2012:

	Time-Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2012	1,829	$29.47
Granted	222	50.44
Vested	(646)	28.00
Forfeited	(95)	33.84
Non-vested, December 31, 2012	1,310	$33.43
As of December 31, 2012, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $15.6 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years. The total fair value of time-based RSUs vested in 2012 was $18.0 million (2011 — $16.2 million; 2010 — $11.6 million).
Performance-Based RSUs
Each vested RSU with performance goals (“performance-based RSU”) represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum. For performance-based RSUs issued prior to the Merger, performance was measured based on shareholder return relative to an industry comparator group. For performance-based RSUs issued subsequent to the Merger, performance is determined based on the achievement of certain share price appreciation conditions. If the Company’s performance is below a specified performance level, no common shares will be paid.
The fair value of each performance-based RSU granted during the years ended December 31, 2012, 2011 and 2010 was estimated using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair values of performance-based RSUs granted prior to the Merger were estimated with the following weighted-average assumptions:

2010
Contractual term (years)	5.0
Expected Company share volatility(1)	43.2%
Average comparator group share price volatility(1)	34.7%
Risk-free interest rate(2)	2.4%

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

____________________________________

(1)	Determined based on historical volatility over the contractual term of the performance-based RSU.

(2)	Determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The fair values of performance-based RSUs granted in the year ended December 31, 2012, 2011 and in the post-Merger period ended December 31, 2010 were estimated with the following assumptions:

	2012	2011	2010
Contractual term (years)	2.9-4.3	3.0	4.1-4.6
Expected Company share volatility(1)	42.5% - 52.3%	34.6% - 60.8%	32.4% - 33.2%
Risk-free interest rate(2)	0.6% - 1.0%	1.0% - 1.9%	1.2% - 2.3%
____________________________________

(1)	Determined based on historical volatility over the contractual term of the performance-based RSU.

(2)	Determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during the year ended December 31, 2012:

	Performance- Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2012	2,060	$31.24
Granted	334	81.55
Vested	(603)	47.91
Forfeited	(95)	27.21
Non-vested, December 31, 2012	1,696	$43.40
As of December 31, 2012, the total remaining unrecognized compensation expense related to the non-vested performance-based RSUs amounted to $40.3 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.3 years. A maximum of 3,602,281 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2012.
DSUs
Prior to May 2011, non-management directors received non-cash compensation in the form of DSUs, which entitled non-management directors to receive a lump-sum cash payment in respect of their DSUs either following the date upon which they cease to be a director of the Company or, with respect to DSUs granted after the Merger Date as part of the annual retainer, one year after such date. The amount of compensation deferred was converted into DSUs based on the volume-weighted average trading price of the Company’s common shares for the five trading days immediately preceding the date of grant (for directors subject to U.S. taxation, the calculation may be based on the greater of the five-day or one-day volume-weighted trading price). The Company recognizes compensation expense throughout the deferral period to the extent that the trading price of its common shares increases, and reduces compensation expense throughout the deferral period to the extent that the trading price of its common shares decreases.
Following the Merger, the DSUs previously granted to non-management directors who did not remain on the board of directors of the Company will be redeemed, entitling each departing director to a payment of the cash value of his DSUs. Prior to December 31, 2010, cash payments of $2.3 million were made to settle 84,888 of such DSUs, with another 218,123 of such DSUs valued at $6.2 million remaining to be settled as of December 31, 2010.
Effective May 16, 2011 (the “Modification Date”), the board of directors of the Company modified the existing DSUs held by current directors from units settled in cash to units settled in common shares, which changed these DSUs from a liability award to an equity award. Accordingly, as of the Modification Date, the Company reclassified the $9.3 million aggregate fair value of the 182,053 DSUs held by current directors from accrued liabilities to additional paid-in capital. In the period from

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

January 1, 2011 to the Modification Date, the Company recorded $3.6 million of compensation expense related to the change in the fair value of the DSUs held by current directors. As the modified DSUs were fully vested, no additional compensation expense will be recognized after the Modification Date. The DSUs held by former directors of Biovail were not affected by the modification and will continue to be cash settled. During the year ended December 31, 2011, the Company recognized $0.8 million of compensation expense in restructuring and integration costs related to the change in the fair value of DSUs still held by former directors of Biovail. As of December 31, 2012, there were 17,219 DSUs still held by former directors of Biovail. The Company recorded compensation expense related to DSUs of $8.5 million in 2010. The remaining 17,219 DSUs were redeemed for cash in February 2013.
The following table summarizes DSU activity during the year ended December 31, 2012:

	DSUs (000s)	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2012	148	$16.78
Granted	—	—
Settled for cash	—	—
Outstanding, December 31, 2012	148	$16.78
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
Effective May 30, 2012, the Company changed the vesting and settlement features of stock units granted to non-management directors, such that, for all new stock units granted to non-management directors after such date, such stock units will vest on the one year anniversary of the date of grant and will be settled in common shares of the Company upon vesting. In addition, for stock units awarded to non-management directors prior to May 30, 2012 in connection with such directors' annual equity compensation, the settlement date was changed and such stock units will now be settled in common shares of the Company on May 30, 2013.

18.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income as of December 31, 2012, 2011 and 2010 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Auction Rate Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Equity Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Debt Securities	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2010	$44,286	$(943)	$—	$231	$—	$—	$43,574
Foreign currency translation adjustment	54,640	—	—	—	—	—	54,640
Unrealized holding gain on auction rate securities	—	554	—	—	—	—	554
Net unrealized holding loss on available-for-sale securities	—	—	—	(321)	—	—	(321)
Reclassification to net loss(1)	—	389	—	—	—	—	389
Balance, December 31, 2010	98,926	—	—	(90)	—	—	98,836
Foreign currency translation adjustment	(381,633)	—	—	—	—	—	(381,633)
Net unrealized holding gain on available-for-sale equity securities	—	—	22,780	—	—	—	22,780
Reclassification to net income(1)	—	—	(21,146)	—	—	—	(21,146)
Net unrealized holding gain on available-for-sale debt securities	—	—	—	(114)	—	—	(114)
Acquisition of noncontrolling interest	—	—	—	—	2,206	—	2,206
Pension adjustment(2)	—	—	—	—	—	(545)	(545)
Balance, December 31, 2011	(282,707)	—	1,634	(204)	2,206	(545)	(279,616)
Foreign currency translation adjustment	161,011	—	—	—	—	—	161,011
Unrealized holding gain on auction rate securities	—	1	—	—	—	—	1
Net unrealized holding gain on available-for-sale equity securities	—	—	379	—	—	—	379
Reclassification to net loss(1)	—	—	(1,634)	197	—	—	(1,437)
Net unrealized holding gain on available-for-sale debt securities	—	—	—	7	—	—	7
Pension adjustment(2)	—	—	—	—	—	259	259
Balance, December 31, 2012	$(121,696)	$1	$379	$—	$2,206	$(286)	$(119,396)
____________________________________

(1)	Included in gain (loss) on investments, net (as described in note 20).

(2)	Reflects changes in defined benefit obligations and related plan assets of legacy Valeant defined benefit pension plans.
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

19.	LOSS ON EXTINGUISHMENT OF DEBT
The components of loss on extinguishment of debt for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Extinguishment of liability component of 5.375% Convertible Notes (as described in note 14 and note 16)	$2,455	$31,629	$20,652
Extinguishment of liability component of 4.0% Convertible Notes (as described in note 14)	—	4,708	—
Cash settlement of written call options (as described in note 3)	—	—	10,064
Repayment of previous term loan B facility	17,625	—	1,697
Redemption of senior notes	—	(148)	—
Repayment of the senior secured term loan facility	—	655	—
	$20,080	$36,844	$32,413

20.	GAIN (LOSS) ON INVESTMENTS, NET
The components of gain (loss) on investments, net for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Loss on auction rate securities	$—	$—	$(5,552)
Gain on auction rate securities settlement	—	—	—
Gain on disposal of investments	2,056	22,776	—
	$2,056	$22,776	$(5,552)
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

21.	INCOME TAXES
The components of loss before recovery of income taxes were as follows:

	2012	2011	2010
Domestic	$(205,612)	$(41,374)	$(127,269)
Foreign	(188,616)	23,374	(108,994)
	$(394,228)	$(18,000)	$(236,263)
The components of recovery of income taxes were as follows:

	2012	2011	2010
Current:
Domestic	$7,189	$3,554	$5,860
Foreign	56,337	36,337	21,473
	63,526	39,891	27,333
Deferred:
Domestic	(11,886)	(21,763)	(49,820)
Foreign	(329,843)	(195,687)	(5,583)
	(341,729)	(217,450)	(55,403)
	$(278,203)	$(177,559)	$(28,070)
The reported net book recovery of income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate to income before recovery of income taxes.

72

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The tax effect of major items recorded as deferred tax assets and liabilities is as follows:

	2012	2011	2010
Loss before recovery of income taxes	$(394,228)	$(18,000)	$(236,263)
Expected Canadian statutory rate	26.9%	28.3%	30.6%
Expected recovery of income taxes	(106,047)	(5,085)	(72,296)
Non-deductible amounts:
Amortization	6,173	22,251	18,304
Share-based compensation	6,258	14,045	8,024
Merger and acquisition costs	24,210	—	7,124
In-process research and development	3,228	—	5,661
Non-taxable gain on disposal of investments	(3,056)	(15,384)	(1,679)
Changes in enacted income tax rates	(4,459)	(18,313)	880
Canadian dollar foreign exchange gain for Canadian tax purposes	9,098	40,667	3,358
Change in valuation allowance related to U.S. operating losses	—	—	45,483
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	(34,245)	(57,249)	(46,898)

Change in uncertain tax positions	15,433	(8,568)	—
Foreign tax rate differences	(218,547)	(180,301)	(36,649)
Loss of U.S. state net operating losses	—	—	9,783
Unrecognized income tax benefit of losses	32,019	22,187	22,768
Withholding taxes on foreign income	7,954	5,473	3,177
Alternative minimum and other taxes	(4,528)	2,513	—
Taxable foreign income	10,675	—	—
Deferred intercompany profit	(18,588)	—	—
Other	(3,781)	205	4,890
	$(278,203)	$(177,559)	$(28,070)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2012	2011
Deferred tax assets:
Tax loss carryforwards	$293,547	$285,003
Tax credit carryforwards	77,426	37,141
Scientific Research and Experimental Development pool	65,718	63,893
Research and development tax credits	67,683	62,766
Provisions	211,486	121,288
Plant, equipment and technology	7,478	11,440
Deferred revenue	60,850	22,414
Deferred financing and share issue costs	118,369	50,097
Share-based compensation	19,828	17,808
Other	23,453	15,599
Total deferred tax assets	945,838	687,449
Less valuation allowance	(124,515)	(128,742)
Net deferred tax assets	821,323	558,707
Deferred tax liabilities:
Intangible assets	1,801,515	1,545,807
5.375% Convertible Notes(1)	—	2,268
Prepaid expenses	1,094	441
Other	—	—
Total deferred tax liabilities	1,802,609	1,548,516
Net deferred income taxes	$(981,286)	$(989,809)
____________________________________

(1)
In connection with the issuance of the 5.375% Convertible Notes in June 2009 (as described in note 14), the Company recognized a deferred tax liability of $14.6 million for the original basis difference between the principal amount of the 5.375% Convertible Notes and the value allocated to the liability component, which resulted in a corresponding reduction to the valuation allowance recorded against deferred tax assets. The recognition of the deferred tax liability and the corresponding reduction in the valuation allowance were recorded as offsetting adjustments to additional paid-in capital. In the years ended December 31, 2012 and 2011, the deferred tax benefit recognized in earnings as the debt discount was amortized or extinguished was offset by the deferred tax expense related to the corresponding realization of the deferred tax assets.

In 2012 and 2011, the repurchase of $18.7 million and $205.0 million principal amount of the U.S. dollar-denominated 5.375% Convertible Notes, respectively, resulted in a foreign exchange gain for Canadian income tax purposes of approximately $1.1 million and $24.0 million, respectively.
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2012, the valuation allowance decreased by $4.2 million. The net decrease in valuation allowance resulted from an increase in deferred tax liabilities arising from acquisitions and unrealized foreign exchange gains on intercompany loans, offset by an increase in the valuation allowance for Canadian tax loss carryforwards for the year ended December 31, 2012. The net decrease of $57.7 million in valuation allowance for 2011 resulted from the Company’s decision to write off U.S. federal and state net operating losses which were limited as a result of the Merger ($64.1 million decrease in the valuation allowance), offset by an increase in the valuation allowance for Canadian tax loss carryforwards of $6.4 million for the year ended December 31, 2011. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company determined there was insufficient objective evidence to release the remaining valuation allowance against Canadian tax loss carryforwards, ITCs and pooled SR&ED expenditures.
As of December 31, 2012, the Company had accumulated losses of approximately $397.5 million (2011 - $318.1 million) available for federal and provincial tax purposes in Canada. As of December 31, 2012, the Company had approximately $44.9 million (2011- $43.6 million) of unclaimed Canadian ITCs, which expire from 2020 to 2030. These losses and ITCs can be used to offset future years’ taxable income and federal tax, respectively. In addition, as of December 31, 2012, the Company had pooled SR&ED expenditures amounting to approximately $255.6 million (2011 - $248.3 million) available to offset

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

against future years’ taxable income from its Canadian operations, which may be carried forward indefinitely. The valuation allowance against the Canadian deferred tax assets is $122.0 million (2011 - $124.6 million).
As of December 31, 2012, the Company has accumulated tax losses of approximately $430.6 million (2011 - $512.1 million) for federal purposes in the U.S., including pre-acquisition losses arising from the Merger of $332.2 million, which expire from 2021 to 2028 of which $185.9 million of the NOLs are subject to annual loss limitation restrictions. As of December 31, 2012 the Company had approximately $22.8 million (2011 - $19.2 million) of U.S. research and development credits, which expire from 2021 to 2031. In 2011 management determined the losses subject to limitation restrictions should be written off and the corresponding valuation allowance reversed as of December 31, 2011. The Company’s accumulated losses are subject to annual limitations as a result of previous ownership changes that have occurred. Included in the $430.6 million of tax losses is approximately $13.5 million of losses related to the exercise of non-qualified stock options and restricted stock awards.
The Company accrues for U.S. tax on the unremitted earnings of its foreign subsidiaries that are owned by the Company’s U.S. subsidiaries. Prior to the Merger, the Company asserted that the unremitted earnings of its Barbados subsidiaries would be permanently reinvested. The Company discontinued making this assertion as of December 31, 2010, but such change did not affect the Company’s deferred tax liabilities since the Barbados earnings can be repatriated to Canada without incurring additional tax. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated to Canada. As of December 31, 2012 the Company estimates there would be no Canadian tax liability attributable to the permanently reinvested U.S. earnings.
As of December 31, 2012, the total amount of unrecognized tax benefits (including interest and penalties) was $128.0 million (2011 - $102.3 million), of which $88.8 million (2011 - $67.3 million) would affect the effective tax rate. In the year ended December 31, 2012, the Company recognized a $27.8 million (2011 - $2.7 million) increase and a $3.4 million (2011 - $11.3 million) net decrease in the amount of unrecognized tax benefits related to tax positions taken in the current and prior years, respectively, which have resulted in a corresponding decrease to current tax expense.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2012, approximately $24.3 million (2011 - $23.0 million) was accrued for the payment of interest and penalties. In the year ended December 31, 2012, the Company recognized approximately $1.3 million (2011 - $2.5 million) in interest and penalties.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., Barbados, and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years primarily from 2000 to 2012 with significant taxing jurisdictions including Barbados, Canada, and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations, and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.
In 2012, Valeant Pharmaceuticals International and its subsidiaries closed the IRS audits through the 2009 tax year. Additionally, Valeant closed the examination by the Australian Tax Office for the 2010 tax year. Valeant remains under exam for various state tax audits in the U.S. for years 2002 to 2010. The Company is currently under examination by the Canada Revenue Agency for years 2005 to 2006 and remains open to examination for years 2004 and later. In February 2013, the Company has received a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and is evaluating its options and its response to Canada Revenue Agency. The total proposed adjustment will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in material change to the provision for income taxes.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2012	2011	2010
Balance, beginning of year	$102,290	$110,857	$66,200
Acquisition of Medicis	6,556	—	—
Acquisition of Valeant	—	—	18,916
Additions based on tax positions related to the current year	3,492	2,701	10,133
Additions for tax positions of prior years	19,036	—	15,608
Reductions for tax positions of prior years	(1,396)	(11,268)	—
Lapse of statute of limitations	(2,000)	—	—
Balance, end of year	$127,978	$102,290	$110,857
The Company estimates approximately $14.4 million of the above unrecognized tax benefits will be realized during the next 12 months.
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

22.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share for the years ended December 31, 2012, 2011 and 2010 were calculated as follows:

	2012	2011	2010
Net (loss) income	$(116,025)	$159,559	$(208,193)
Basic weighted-average number of common shares outstanding (000s)	305,446	304,655	195,808
Dilutive effect of stock options and RSUs (000s)	—	8,484	—
Dilutive effect of convertible debt (000s)	—	12,980	—
Diluted weighted-average number of common shares outstanding (000s)	305,446	326,119	195,808
Basic (loss) earnings per share	$(0.38)	$0.52	$(1.06)
Diluted (loss) earnings per share	$(0.38)	$0.49	$(1.06)
In 2012 and 2010, all stock options, RSUs and Convertible Notes were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive, as it would have reduced the loss per share. The potential dilutive effect of stock options, RSUs and Convertible Notes on the weighted-average number of common shares outstanding was as follows:

	2012	2010
Basic weighted-average number of common shares outstanding (000s)	305,446	195,808
Dilutive effect of stock options and RSUs (000s)	7,158	2,774
Dilutive effect of Convertible Notes (000s)	520	6,947
Diluted weighted-average number of common shares outstanding (000s)	313,124	205,529
In 2012, 2011 and 2010, stock options to purchase approximately 1,093,000, 271,000 and 1,465,000 weighted-average common shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common shares and, therefore, the effect would have been anti-dilutive.

23.	SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest and income taxes paid during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Interest paid	$421,019	$247,879	$37,719
Income taxes paid	41,425	45,399	26,300

24.	LEGAL PROCEEDINGS
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
Securities
Prior to the Company’s acquisition of Medicis, several purported holders of then public shares of Medicis filed putative class action lawsuits in the Delaware Court of Chancery and the Arizona Superior Court against Medicis and the members of its board of directors, as well as one or both of Valeant and Merlin Merger Sub, Inc. (the wholly-owned subsidiary of Valeant formed in connection with the Medicis acquisition). The Delaware actions were consolidated for all purposes under the caption In re Medicis Pharmaceutical Corporation Stockholders Litigation, C.A. No. 7857-CS (Del. Ch.). The Arizona action bears the caption Swint v. Medicis Pharmaceutical Corporation, et. al., Case No. CV2012-055635 (Ariz. Sup. Ct.). The actions all alleged, among other things, that the Medicis directors breached their fiduciary duties because they supposedly failed to properly value Medicis and caused materially misleading and incomplete information to be disseminated to Medicis’ public shareholders, and that Valeant and/or Merlin Merger Sub, Inc. aided and abetted those alleged breaches of fiduciary duty. The actions also sought, among other things, injunctive and other equitable relief, and money damages. On November 20, 2012, Medicis and the other named defendants in the Delaware action signed a memorandum of understanding (“MOU”) to settle the Delaware action and resolve all claims asserted by the purported class. In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses in an amount to be determined by the Delaware Court of Chancery. The settlement is subject to court approval and further definitive documentation. The plaintiff in the Arizona action

77

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

agreed to dismiss her complaint. On January 15, 2013, the Arizona Superior Court issued an order granting the parties' joint stipulation to dismiss the Arizona action.
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
The Court granted direct purchasers’ motion for class certification, and certified a class consisting of all persons or entities in the United States and its territories who purchased Wellbutrin XL® directly from any of the defendants at any time during the period of November 14, 2005 through August 31, 2009.  Excluded from the class are defendants and their officers, directors, management, employees, parents, subsidiaries, and affiliates, and federal government entities. Further excluded from the class are persons or entities who have not purchased generic versions of Wellbutrin XL® during the class period after the introduction of generic versions of Wellbutrin XL®. The Court granted in part and denied in part the indirect purchaser plaintiffs’ motion for class certification.
After extensive discovery, briefing and oral argument, the Court granted the defendants’ motion for summary judgment on all but one of the plaintiffs’ claims, and deferred ruling on the remaining claim. Following the summary judgment decision, the Company entered into binding settlement arrangements with both plaintiffs’ classes to resolve all existing claims against the Company. The total settlement amount payable is $49.25 million. In addition, the Company will pay up to $500,000 toward settlement notice costs. These charges were recognized in the second quarter of 2012, within Legal settlements in the consolidated statements of (loss) income. The settlements require Court approval. The direct purchaser class filed its motion for preliminary approval of its settlement on July 23, 2012. The hearing on final approval of that settlement took place on November 7, 2012, with the court granting final approval to the settlement. The indirect purchaser class is expected to file its motion for preliminary approval in the first quarter of 2013, with a hearing on final approval of that settlement likely to be held in the third quarter of 2013.
Intellectual Property
Apotex GLUMETZA® Litigation
On January 18, 2010, a Canadian Federal Court judge presiding over Biovail and Depomed, Inc. (“Depomed”) v. Apotex Inc. (“Apotex”) et al. issued a decision in a proceeding pursuant to the Patented Medicines (Notice of Compliance) (“PMNOC”) Regulations in Canada to determine whether Apotex’s allegations that a Depomed patent was invalid and/or not infringed was justified. This proceeding related to a Canadian application filed by Apotex to market a generic version of the 500 mg formulation of Glumetza® (extended release metformin hydrochloride tablets) licensed in Canada by Depomed to Biovail Laboratories International SRL, now Valeant International Bermuda (“VIB”). Pursuant to the decision issued by the Court, Health Canada can authorize Apotex to market in Canada its generic version of the 500 mg formulation of Glumetza®. The decision, which was amended on January 20, 2010, found under Canadian law that Apotex’s allegation was justified that the Depomed Canadian patent at issue in the matter (No. 2,290,624) (the “624 Patent”) is obvious. The judge found that the evidence presented by the parties was “evenly balanced” as to obviousness. The judge found in favor of Biovail and Depomed as to all other issues related to the '624 Patent under Canadian law. Apotex was authorized by Health Canada on February 4, 2010 to market its generic version of 500 mg Glumetza® in Canada. This decision, however, did not find the patent invalid and did not preclude the filing of a subsequent patent infringement suit against Apotex. Biovail Corporation and Depomed commenced action for patent infringement against Apotex in Canadian Federal Court on February 8, 2010. Pleadings were closed in this matter. On December 7, 2012,  a Notice of Discontinuance was filed with the Court, thereby discontinuing the patent infringement action against Apotex.
Pharmascience WELLBUTRIN® XL Litigation
On or about November 8, 2012, VIB and Valeant Canada received a Notice of Allegation from Pharmascience Inc. (“Pharmascience”) with respect to bupropion hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Valeant Canada as WELLBUTRIN® XL. The patents in issue are Canadian Patent Nos. 2,142,320 and 2,168,364. Pharmascience

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

alleged that its generic form of WELLBUTRIN® XL does not infringe the patents. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Cobalt was issued in the Federal Court on December 27, 2012. In January 2013, Pharmascience withdrew its Notice of Allegation. As a result, this proceeding will be discontinued.
Watson APLENZIN® Litigation
On or about January 5, 2010, VIB received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc.- Florida (“Watson”), related to Watson’s ANDA filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which correspond to the Company’s Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA’s Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA’s Orange Book after Watson’s initial certification. Watson alleged these patents are invalid or not infringed. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson’s ANDA. The Delaware action dismissed without prejudice and the litigation proceeded in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions were consolidated into the first-filed case before the same judge. In the course of discovery, the issues were narrowed and only five of the patents remained in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011 and closing arguments were heard in September 2011. A judgment in this matter was issued on November 8, 2011. The Court found that Watson had failed to prove that VIB’s patents at suit were invalid and granted judgment in favor of VIB. On February 23, 2012, the Court granted VIB’s request for declaratory injunctive relief under 35 U.S.C. 271(e)(4)(A).  On July 9, 2012, the Court denied VIB’s request for further injunctive relief under 35 U.S.C. 271(e)(4)(B) and/or 35 U.S.C. 283.  Watson is appealing the judgment and VIB is cross-appealing the denial of further injunctive relief under 35 U.S.C. 271(e)(4)(B) and/or 35 U.S.C. 283. The appeal is proceeding in the ordinary course.
Spear CARAC® Litigation
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
Cobalt TIAZAC® XC Litigation
On or about August 17, 2012, VIB and Valeant Canada LP/Valeant Canada S.E.C. (“Valeant Canada”) received a Notice of Allegation from Cobalt Pharmaceuticals Company (“Cobalt”) with respect to diltiazem hydrochloride 180 mg, 240 mg, 300 mg and 360 mg tablets, marketed in Canada by Valeant Canada as TIAZAC® XC. The patents in issue are Canadian Patent Nos. 2,242,224, and 2,307,547. Cobalt alleged that its generic form of TIAZAC® XC does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister from issuing a Notice of Compliance to Cobalt was issued in the Federal Court on September 28, 2012. A motion to declare Cobalt’s Notice of Allegation to be null and void due to a conflict of interest on the part of Cobalt’s legal counsel was heard by a judge of the Federal Court on December 17, 2012.  The parties are awaiting the Court’s decision, which could require Cobalt to re-commence with a new Notice of Allegation.  Otherwise, the application is proceeding in the ordinary course.
General Civil Actions

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
In the case brought by the State of Alabama, the Company answered the State’s Amended Complaint. On October 16, 2009, the Supreme Court of Alabama issued an opinion reversing judgments in favor of the State in the first three cases that were tried against co-defendant companies. The Alabama Supreme Court also rendered judgment in favor of those defendants, finding that the State's fraud-based theories failed as a matter of law. The court ordered all parties to this proceeding to attend mediation in December 2011. The matter has settled for an all-inclusive payment in the amount of less than $0.1 million.
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
On December 15, 2009, Biovail was served with a Seventh Amended Complaint under the False Claims Act in an action captioned United States of America, ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, et al., United States District Court, District of Massachusetts. This case was originally filed in 2002 and maintained under seal until shortly before Biovail was served. Twenty other companies are named as defendants. In the Seventh Amended Complaint, Conrad alleges that various formulations of Rondec, a product formerly owned by Biovail, were not properly approved by the FDA and therefore not a “Covered Outpatient Drug” within the meaning of the Medicaid Rebate Statute. As such, Conrad alleges that Rondec was not eligible for reimbursement by federal healthcare programs, including Medicaid. Conrad seeks treble damages and civil penalties under the False Claims Act. Motions to dismiss have been brought by the defendants. Briefing on these motions concluded on March 30, 2012 and the hearing took place on November 8, 2012. In February 2013, the Court allowed the defendants’ motions and dismissed the complaint.
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa. The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the class has suffered damages as a result. The Company filed its certification materials on February 6, 2013 and a hearing on certification is scheduled for September 3, 2013. The Company denies the allegations being made and is defending this matter.
Anacor Breach of Contract Proceeding
On or about October 29, 2012, the Company received notice from Anacor Pharmaceuticals (“Anacor”) seeking to commence arbitration of a breach of contract dispute under a master services agreement dated March 26, 2004 between Anacor and Dow Pharmaceuticals (“Dow”) related to certain development services provided by Dow in connection with Anacor’s efforts to develop its onychomycosis nail-penetrating anti-fungal product (IDP-108). Anacor has asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. Anacor is seeking injunctive relief and damages of at least $215.0 million. The hearing for the preliminary injunction has been set for May 6, 7 and 8, 2013. The Company intends to vigorously contest these claims.
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
Citizen’s Petition
In July 2012, the Company filed a Citizen’s Petition with the FDA regarding its recent draft guidance on acyclovir ointment, in which the FDA commented on the supporting evidence required for approval of an ANDA for acyclovir ointment. In the Citizen’s Petition, the Company requested that the FDA refrain from approving an ANDA referencing Zovirax® ointment that does not include data from an in vivo clinical endpoint study showing bioequivalence. In December 2012, the FDA notified the Company that it had denied all of the Company’s requests in the Citizen’s Petition and that the FDA was confirming its position.
Legacy Medicis Litigation
At the time of the acquisition of Medicis, Medicis and/or its subsidiaries were a party to certain ongoing litigation and other proceedings.
Q-Med AB Complaint Related to the Merger
On November 7, 2012, Q-Med AB (“Q-Med”) filed a complaint (the “Complaint”) against Medicis, HA North American Sales AB, a wholly-owned subsidiary of Medicis (“HANA”) and Medicis Aesthetics Holdings Inc., in the United States District Court for the Southern District of New York. Medicis and HANA hold exclusive U.S. and Canadian rights to market certain dermal filler products, including RESTYLANE®, RESTYLANE-L®, PERLANE®, PERLANE-L® and RESTYLANE FINE LINES™, through certain license and supply agreements with Q-Med (the “Agreements”). The Complaint alleges that Q-Med has the right under the Agreements to withhold consent to a change of control of Medicis that would result in a transfer to the Company of the exclusive rights to market and sell the dermal filler products under the Agreements, and that Medicis had breached or anticipatorily breached the Agreements. The Complaint sought, among other things, (1) a declaration that Q-Med has the right to withhold consent in accordance with the terms of the Agreements; (2) a finding that Medicis had materially breached its obligations under the Agreements, entitling Q-Med to contractual remedies, including termination or rescission of the Agreements; and (3) a preliminary injunction prohibiting Medicis from transferring its rights under the Agreements to the Company during the pendency of the arbitration proceedings that Q-Med will bring. On December 5, 2012, Q-Med and the Company reached an agreement in principle to resolve the lawsuit, subject to entering into definitive agreements. As a result of the agreement in principle, on December 5, 2012, Q-Med requested an adjournment of the hearing scheduled for that day on its application for injunctive relief. The Court approved the adjournment and entered an order dismissing the lawsuit with prejudice. Q-Med and the Company subsequently entered into the definitive agreements with respect to this matter.
Anacor Arbitration and Litigation
On November 28, 2012, Anacor Pharmaceuticals, Inc. (“Anacor”) filed a claim for arbitration, alleging that Medicis had breached the research and development agreement between the parties relating to the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne (the “Agreement”). Under the terms of the Agreement, Anacor is responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, and Medicis will have an option to obtain an exclusive license for products covered by the Agreement. Anacor alleges in its claim that it is entitled to a milestone payment from Medicis due to its identification and development of a suitable compound to be advanced in the research collaboration. Medicis believes Anacor failed to meet the milestone requirements and, on May 18, 2012, provided notice to Anacor that Anacor has breached the Agreement. On December 11, 2012, Medicis filed a suit against Anacor in the Delaware Chancery Court seeking declaratory and equitable relief, including specific performance under the Agreement, as well as a motion for preliminary injunction of the arbitration proceedings. Anacor has filed a motion to dismiss this matter. A hearing is expected in March 2013.
Stiefel VELTIN™ Litigation
On July 28, 2010, Medicis filed suit against Stiefel Laboratories, Inc. (“Stiefel”), a subsidiary of GlaxoSmithKline plc (“GSK”), in the U.S. District Court for the Western District of Texas-San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel will infringe one or more claims of its U.S. Patent No. RE41,134 (the “'134 Patent”) covering Medicis’ product ZIANA® Gel. Medicis has rights to the '134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief requested included a request for a permanent injunction preventing Stiefel from infringing the '134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

any therapeutic composition or method of use covered by the '134 Patent, including such activities relating to VELTIN™ Gel, and from inducing or contributing to any such activities. On October 8, 2010, Medicis and the owner of the '134 Patent filed a motion for a Preliminary Injunction seeking to enjoin sales of VELTIN™ Gel. Medicis also requested a temporary restraining order, which application was heard and denied by the Court on October 15, 2010.
On May 15, 2012, Medicis filed an amended complaint converting the prior claim of declaratory relief into a claim of patent infringement. On June 15, 2012, Stiefel responded to the amended complaint and alleged a new declaratory relief counterclaim relating to U.S. Patent No. 6,387,383 (the “'383 Patent”), which patent also covers the ZIANA® Gel product. Stiefel alleged that the counterclaim would obviate the need to proceed in the New Jersey case described below. The case has been stayed.
On March 20, 2012, Medicis filed another suit against Stiefel, including naming Stiefel’s parent company, GSK. The suit was filed in the U.S. District Court for the District of New Jersey for patent infringement, and more specifically that Stiefel and GSK's manufacture and sale of VELTINTM Gel infringes one or more claims of the '383 Patent covering the ZIANA® Gel product. Medicis has rights to the '383 Patent pursuant to an exclusive license agreement with the owner of the patent. In this action, Medicis sought both monetary damages and a permanent injunction preventing Stiefel and/or GSK from engaging in infringing activities relating to the manufacture and sale of VELTINTM Gel. On June 18, 2012, Stiefel and GSK responded to the complaint and asserted declaratory relief counterclaims of non-infringement and patent invalidity. Medicis subsequently determined to file a motion to dismiss the case in New Jersey and continue to pursue the case filed against Stiefel in the U.S. District Court for the Western District of Texas-San Antonio Division described above. On October 26, 2012, the case in New Jersey was dismissed.
Actavis ZIANA® Litigation
On March 30, 2011, Medicis received a Notice of Paragraph IV Patent Certification Notice from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for approval to market a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis’ Paragraph IV Patent Certification alleges that Medicis’ '134 Patent and '383 Patent will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted, and that the '134 Patent and the '383 Patent are otherwise invalid. On May 11, 2011, Medicis filed suit against Actavis in the U.S. District Court for the District of Delaware. Originally, the suit sought an adjudication that Actavis’ ANDA infringes one or more claims of the '134 Patent and the '383 Patent, and that if approved, Actavis’ product will infringe those patents. In February 2012, Medicis withdrew the '134 Patent from the litigation and all claims concerning that patent were dismissed without prejudice. The relief requested includes a request for a permanent injunction preventing the FDA from approving Actavis’ ANDA. As a result of the filing of the suit, the 30-month stay period was triggered. Fact discovery concluded on October 19, 2012. A mediation was held on November 13, 2012, but did not result in settlement. The bench trial is set to commence on July 8, 2013.
In addition to seeking injunctive relief on the basis of patent infringement in the federal case described above, Medicis is also seeking injunctive relief and monetary damages in a lawsuit filed against Actavis in the Superior Court of the State of Arizona, County of Maricopa. In the lawsuit, filed on March 21, 2011, Medicis alleges that Actavis has breached a distribution and supply agreement with Medicis by filing and pursuing its ZIANA® ANDA with the FDA without following certain requirements set forth in such agreement, including a requirement to provide advance notice to Medicis. Medicis sought both money damages and injunctive relief as remedies in the action. The injunctive relief sought in the lawsuit includes a request to enjoin Actavis from pursuing its generic version of ZIANA® for a period of time that could extend beyond the 30-month stay applicable in the federal case. Medicis has filed a motion for summary judgment in this matter. Discovery is ongoing.
Actavis ZYCLARA® Litigation
On August 8, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Actavis advising that Actavis has filed an ANDA with the FDA for a generic version of Medicis’ product ZYCLARA® (Imiquimod) Cream, 3.75%. Actavis’ Paragraph IV Certification alleges that Medicis’ U.S. Patent No. 8,236,816 (the “'816 Patent”) is invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product for which the ANDA was submitted. On August 31, 2012, Medicis filed suit against Actavis in the U.S. District Court for the District of Delaware alleging infringement by Actavis of one or more claims of the '816 Patent. Medicis received an Issue Notification for a second patent covering ZYCLARA® Cream, 3.75%, which patent was expected to issue on August 14, 2012 pursuant to U.S. Patent Application No. 13/182,433 (the “'433 Application”). Medicis subsequently received from Actavis a Notice of Paragraph IV Certification with respect to the '433 Application. On October 30, 2012, the USPTO issued U.S. Patent No. 8,299,109 under the '433 Application (the “'109 Patent”). On November 2, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Actavis alleging that the '109 Patent is invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

for which the ANDA was submitted. The Paragraph IV Certification is in substance the same as the previously received Paragraph IV Certifications. On November 21, 2012 the Court entered a scheduling order in the case setting a Markman hearing date of June 21, 2013 and a trial beginning on January 21, 2014. The matter is proceeding in the ordinary course.
Zydus Pharmaceuticals USA, Inc. SOLODYN® Litigation
On June 4, 2012, Medicis filed suit against Zydus Pharmaceuticals USA, Inc. and Cadila Healthcare Ltd. d/b/a/ Zydus Cadila (together, “Zydus”) in the U.S. District Court for the District of Delaware. On June 5, 2012, Medicis filed suit against Zydus in the U.S. District Court for the District of New Jersey. The suits seek an adjudication that Zydus has infringed one or more claims of Medicis' U.S. Patent Nos. 5,908,838, 7,790,705 and 7,919,483 (the “Patents”) by submitting to the FDA an ANDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 55mg, 65mg, 80mg, 90mg, 105mg and 135mg strengths. The relief requested includes a request for a permanent injunction preventing Zydus from infringing the asserted claims of the Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of SOLODYN® before the expiration of the Patents. Medicis and Zydus entered into a settlement agreement on December 20, 2012 and the litigation was dismissed on December 28, 2012.
Alkem Laboratories Limited Paragraph IV Patent Certification for Generic Versions of SOLODYN®
On October 29, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Alkem Laboratories Limited (“Alkem”) advising that Alkem has filed an ANDA with the FDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Alkem’s Paragraph IV Patent Certification alleges that Medicis’ U.S. Patent Nos. 5,908,838, 7,541,347, 7,544,373, 7,790,705, 7,919,483, 8,252,776 and 8,268,804 are invalid, unenforceable and/or will not be infringed by Alkem’s manufacture, use or sale of the products for which the ANDA was submitted. On December 5, 2012, Medicis filed suit against Alkem in the United States District Court for the District of Delaware. On December 7, 2012, Medicis filed suit against Alkem in the United States District Court for the District of New Jersey.  The suits seek an adjudication that Alkem has infringed one or more claims of Medicis’ U.S. Patent Nos. 5,908,838, 7,790,705 and 8,268,804 (the “Patents”) by submitting to the U.S. Food and Drug Administration an Abbreviated New Drug Application for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 65mg, 90mg, 115mg and 135mg strengths. The relief requested includes requests for a permanent injunction preventing Alkem from infringing the asserted claims of the Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of SOLODYN before the expiration of the Patents. The matters are proceeding in the ordinary course.
Sidmak Laboratories (India) Pvt., Ltd. Paragraph IV Patent Certification for Generic Versions of SOLODYN®
On November 2, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Sidmak Laboratories (India) Pvt., Ltd. (“Sidmak”) advising that Sidmak has filed an ANDA with the FDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 55mg, 65mg, 80mg, 110mg, 115mg and 135mg strengths. Sidmak’s Paragraph IV Patent Certification alleges that Medicis’ U.S. Patent Nos. 5,908,838, 7,790,705, 7,919,483, 8,252,776 and 8,268,804 are invalid and/or will not be infringed by Sidmak’s manufacture, use or sale of the products for which the ANDA was submitted.  On December 5, 2012, Medicis filed suit against Sidmak in the United States District Court for the District of Delaware.   The suit seeks an adjudication that Sidmak has infringed one or more claims of Medicis’ U.S. Patent Nos. 5,908,838, 7,790,705 and 8,268,804 (the “Patents”) by submitting to the FDA an ANDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 65mg, 90mg, 115mg and 135mg strengths.  The relief requested includes requests for a permanent injunction preventing Sidmak from infringing the asserted claims of the Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of SOLODYN before the expiration of the Patents. The matter is proceeding in the ordinary course.
Civil Investigative Demand from the U.S. Federal Trade Commission
Medicis entered into various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation. On May 2, 2012, Medicis received a civil investigative demand from the U.S. Federal Trade Commission (the “FTC”) requiring that Medicis provide to the FTC information and documents relating to such agreements, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice, and other efforts principally relating to SOLODYN®. Medicis is cooperating with this investigative process. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge Medicis through a civil administrative or judicial proceeding. If the FTC ultimately challenges the agreements, we would expect to vigorously defend in any such action.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Employment Matter
In September, 2011, Medicis received a demand letter from counsel purporting to represent a class of female sales employees alleging gender discrimination in, among others things, compensation and promotion as well as claims that the former management group maintained a work environment that was hostile and offensive to female sales employees.  Related charges of discrimination were filed prior to the end of 2011 by six former female sales employees with the Equal Employment Opportunity Commission (the “EEOC”). Three of those charges have been dismissed by the EEOC and the EEOC has made no findings of discrimination. The Company believes that the EEOC charges and threatened class action lack merit.

25.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain facilities, vehicles and equipment principally under operating leases. Rental expense related to operating lease agreements amounted to $22.9 million, $18.1 million and $12.2 million in 2012, 2011 and 2010, respectively.
Minimum future rental payments under non-cancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

	Total	2013	2014	2015	2016	2017	Thereafter
Lease obligations	$84,201	$21,210	$18,028	$12,152	$8,738	$7,411	$16,662
Other Commitments
The Company had no material commitments related to capital expenditures as of December 31, 2012.
Under certain research and development agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. The Company may make contingent consideration payments of up to $200.0 million related to Valeant’s acquisition of Aton. The Company could also pay contingent consideration of up to $114.0 million, $59.9 million and $40.0 million related to acquisitions of OraPharma, iNova and University Medical, respectively. Each of these arrangements is further described in note 3. In addition, the Company may pay potential milestone payments of up to $659.3 million, in the aggregate, to third-parties as part of certain product development and license agreements assumed in connection with the Medicis acquisition.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods, and other conditions and limits. As of December 31, 2012 or 2011, no material amounts were accrued for the Company’s obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

26.	SEGMENT INFORMATION
Reportable Segments
As a result of the acquisition of iNova in December 2011, the Company operates in five new territories: Malaysia, Philippines, Singapore, Hong Kong and South Africa, with a distribution business in Thailand, Taiwan and some sub-Saharan Africa markets. iNova also distributes through partners in China, Korea and Japan. Consequently, the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), began to manage the business differently, which necessitated a realignment of the segment structure, effective in the first quarter of 2012. Pursuant to this change, the Company now has four reportable segments: (i) U.S. Dermatology, (ii) U.S. Neurology and Other, (iii) Canada and Australia and (iv) Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. The following is a brief description of the Company’s segments:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

•
U.S. Dermatology consists of pharmaceutical and OTC product sales, and alliance and contract service revenues, in the areas of dermatology and topical medication, aesthetics (including medical devices), dentistry, ophthalmology and podiatry.

•
U.S. Neurology and Other consists of sales of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products the Company developed or acquired.

•	Canada and Australia consists of pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

•
Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Central and Eastern Europe (Poland, Serbia, and Russia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), Southeast Asia and South Africa.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs and legal settlement and in-process research and development impairments and other charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance.
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
Segment Revenues and Profit
Segment revenues and profit for the years ended December 31, 2012, 2011 and 2010 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2012	2011	2010
Revenues:
U.S. Dermatology(1)	$1,158,600	$575,798	$220,667
U.S. Neurology and Other	793,503	821,789	656,653
Canada and Australia(2)	544,128	340,240	161,568
Emerging Markets(3)	1,050,395	725,623	142,349
Total revenues	3,546,626	2,463,450	1,181,237
Segment profit:
U.S. Dermatology(4)	444,545	182,888	46,209
U.S. Neurology and Other	274,154	417,514	252,657
Canada and Australia(5)	46,433	105,335	51,043
Emerging Markets(6)	117,159	14,915	16,757
Total segment profit	882,291	720,652	366,666
Corporate(7)	(138,201)	(180,007)	(155,794)
Restructuring, integration and other costs	(344,387)	(97,667)	(140,840)
In-process research and development impairments and other charges	(189,901)	(109,200)	(89,245)
Acquisition-related costs	(78,604)	(32,964)	(38,262)
Legal settlements	(56,779)	(11,841)	(52,610)
Acquisition-related contingent consideration	5,266	10,986	—
Operating income (loss)	79,685	299,959	(110,085)
Interest income	5,986	4,084	1,294
Interest expense	(473,396)	(333,041)	(84,307)
Write-down of deferred financing charges	(8,200)	(1,485)	(5,774)
Loss on extinguishment of debt	(20,080)	(36,844)	(32,413)
Foreign exchange and other	19,721	26,551	574
Gain (loss) on investments, net	2,056	22,776	(5,552)
Loss before recovery of income taxes	$(394,228)	$(18,000)	$(236,263)
____________________________________

(1)
U.S. Dermatology segment revenues reflect incremental product sales revenue of $492.3 million in 2012, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from Dermik, Ortho Dermatologics, OraPharma, Medicis and University Medical. U.S. Dermatology segment revenues reflect incremental product sales revenue $194.6 million in 2011, in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from Valeant, Elidel® and Xerese®, Dermik and Ortho Dermatologics.

(2)
Canada and Australia segment revenues reflect incremental product sales revenue of $172.2 million in 2012, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from iNova, Afexa and Dermik. Canada and Australia segment revenues reflect incremental product sales revenue of $155.9 million in 2011, in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from Valeant and Afexa.

(3)
Emerging Markets segment revenues reflect incremental product sales revenue of $322.9 million in 2012, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from iNova, Sanitas, PharmaSwiss, Probiotica and Gerot Lannach. Emerging Markets segment revenues reflect incremental product sales revenue of $564.7 million in 2011, in the aggregate, from all 2010 acquisitions and all 2011 acquisitions, primarily from Valeant, PharmaSwiss and Sanitas.

(4)
U.S. Dermatology segment profit reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $221.0 million in 2012, in the aggregate, primarily from Dermik, Ortho Dermatologics, OraPharma and Medicis operations. U.S. Dermatology segment profit reflects the addition of operations from all 2010 acquisitions and all 2011 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $64.5 million in 2011, in the aggregate, primarily from Valeant, Dermik and Ortho Dermatologics operations.

(5)
Canada and Australia segment profit reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $117.9 million in 2012, in the aggregate, respectively, primarily from iNova, Dermik and Afexa operations. Canada and Australia segment profit reflects the addition of operations from all from all 2010 acquisitions and all 2011 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $41.8 million in 2011, in the aggregate, respectively, primarily from Valeant, Afexa, iNova and Dermik operations.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

(6)
Emerging Markets segment profit reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $180.5 million in 2012, in the aggregate, primarily from PharmaSwiss, Sanitas, iNova and Gerot Lannach operations. Emerging Markets segment profit reflects the addition of operations from all 2010 acquisitions and all 2011 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $136.8 million in 2011, in the aggregate, primarily from Valeant, PharmaSwiss and Sanitas operations.

(7)
Corporate reflects non-restructuring-related share-based compensation expense of $66.2 million, $93.0 million and $48.6 million in 2012, 2011 and 2010, respectively. The non-restructuring-related share-based compensation expense includes the effect of the fair value increment on Valeant stock options and RSUs converted into the Company awards of $58.6 million and $37.1 million in 2011 and 2010, respectively.

Segment Assets
Total assets by segment as of December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Assets(1)(2):
U.S. Dermatology(3)	$6,899,386	$3,042,741	$1,875,621
U.S. Neurology and Other	4,313,272	4,404,230	4,978,323
Canada and Australia(4)	1,646,441	1,705,588	1,120,027
Emerging Markets(5)	4,056,666	3,289,249	2,298,815
	16,915,765	12,441,808	10,272,786
Corporate	1,034,614	666,311	522,331
Total assets	$17,950,379	$13,108,119	$10,795,117
____________________________________

(1)	The segment assets as of December 31, 2011 and 2010 contain reclassifications between segments to conform to the current year management structure.

(2)
Segments assets as of December 31, 2011 reflect the measurement period adjustments associated with the Merger. Segment assets as of December 31, 2011 reflect the amounts of identifiable intangible assets and goodwill of Valeant as follows: U.S. Dermatology — $1,503.1 million; U.S. Neurology and Other — $3,367.8 million; Canada and Australia — $759.6 million; and Emerging Markets — $1,602.3 million. Segment assets as of December 31, 2010 reflect the provisional amounts of identifiable intangible assets and goodwill of Valeant as follows: U.S. Dermatology — $1,665.1 million; U.S. Neurology and Other — $3,604.8 million; Canada and Australia — $945.1 million; and Emerging Markets — $1,882.1 million.

(3)
U.S. Dermatology segment assets as of December 31, 2012 reflect the amounts of identifiable intangible assets and goodwill acquired from Medicis, OraPharma, QLT, J&J North America, and University Medical of $2,242.8 million and $1,460.9 million, in the aggregate, respectively. U.S. Dermatology segment assets as of December 31, 2011 reflect the provisional amounts of identifiable intangible assets and goodwill of Dermik and Ortho Dermatologics of $675.3 million and $11.6 million, in the aggregate, respectively.

(4)
Canada and Australia segment assets as of December 31, 2011 reflect the provisional amounts of identifiable intangible assets and goodwill of iNova and Afexa of $504.6 million and $214.9 million, in the aggregate, respectively.

(5)
Emerging Markets segment assets as of December 31, 2012 reflect the provisional amounts of identifiable intangible assets and goodwill of Probiotica, J&J ROW, Atlantis and Gerot Lannach of $303.6 million and $47.5 million, in the aggregate, respectively. Emerging Markets segment assets as of December 31, 2011 reflect the provisional amounts of identifiable intangible assets and goodwill of PharmaSwiss and Sanitas of $456.3 million and $364.5 million, in the aggregate, respectively.

Capital Expenditures, and Depreciation and Amortization
Capital expenditures, and depreciation and amortization by segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2012	2011	2010
Capital expenditures:
U.S. Dermatology	$5,080	$1,401	$652
U.S. Neurology and Other	1,735	233	8,080
Canada and Australia	5,196	2,066	804
Emerging Markets	61,866	33,989	6,094
	73,877	37,689	15,630
Corporate	33,761	20,826	1,193
Total capital expenditures	$107,638	$58,515	$16,823
Depreciation and amortization(1):
U.S. Dermatology	$277,124	$181,958	$36,897
U.S.Neurology and Other	313,868	213,028	170,500
Canada and Australia	163,676	52,375	14,791
Emerging Markets	224,984	159,098	25,198
	979,652	606,459	247,386
Corporate	6,570	6,144	7,118
Total depreciation and amortization	$986,222	$612,603	$254,504
____________________________________
The increase in capital expenditures in the Emerging Markets segment is driven primarily by the construction of two manufacturing facilities in Serbia and Mexico.

(1)
Depreciation and amortization in 2012 reflects the impact of acquisition accounting adjustments related to the fair value adjustment to identifiable intangible assets as follows: U.S. Dermatology — $178.0 million; U.S. Neurology and Other — $167.5 million; Canada and Australia — $85.0 million; and Emerging Markets — $177.5 million. In addition, depreciation and amortization in 2012 also reflects (i) impairment charges of $31.3 million related to the write-down of the carrying values of intangible assets related to certain suncare and skincare brands sold primarily in Australia, which are classified as assets held for sale as of December 31, 2012, to their estimated fair values less costs to sell, (ii) an $18.7 million impairment charge related to the write-down of the carrying value of the Dermaglow® intangible asset, which is classified as an asset held for sale as of December 31, 2012, to its estimated fair value less costs to sell, and (iii) impairment charges of $13.3 million related to the discontinuation of certain products in the Brazilian and Polish markets.

Depreciation and amortization in 2011 reflects the impact of acquisition accounting adjustments related to the fair value adjustment to identifiable intangible assets as follows: U.S. Dermatology — $55.0 million; U.S. Neurology and Other — $29.1 million; Canada and Australia — $32.2 million; and Emerging Markets — $106.0 million. In addition, depreciation and amortization in 2011 also reflects impairment charges of $7.9 million and $19.8 million related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell.
Depreciation and amortization in 2010 reflects the impact of acquisition accounting adjustments related to the fair value adjustment to identifiable intangible assets as follows: U.S. Dermatology — $19.1 million; U.S. Neurology and Other — $14.1 million; Canada and Australia — $6.7 million; and Emerging Markets — $18.8 million.
Geographic Information
Revenues and long-lived assets by geographic region for the years ended and as of December 31, 2012, 2011 and 2010 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Revenues(1)			Long-Lived Assets(2)
	2012	2011	2010	2012	2011	2010
U.S. and Puerto Rico	$1,952,092	$1,397,637	$872,112	$60,432	$22,619	$14,231
Canada	349,137	256,820	154,200	109,728	129,510	94,435
Poland	199,278	179,501	30,430	110,890	106,743	60,390
Australia	184,073	79,204	17,616	4,402	16,636	1,724
Mexico	167,445	151,948	42,833	73,894	53,500	51,367
Brazil	135,114	87,190	22,595	45,959	49,231	46,074
Serbia	90,768	81,867	—	32,057	10,039	—
Russia	71,181	8,720	—	228	—	—
Asia	44,882	409	—	596	—	—
South Africa	37,210	—	—	111	—	—
Other (3)	315,446	220,154	41,451	24,427	25,964	13,531
	$3,546,626	$2,463,450	$1,181,237	$462,724	$414,242	$281,752
____________________________________

(1)	Revenues are attributed to countries based on the location of the customer.

(2)	Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which is attributed to countries based on the physical location of the assets.

(3)	Other consists primarily of other Central and Eastern European countries.
Major Customers
External customers that accounted for 10% or more of the Company’s total revenues for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
McKesson Corporation	20%	23%	28%
Cardinal Health, Inc.	20%	21%	24%
AmerisourceBergen Corporation	8%	10%	12%

27.	SUBSEQUENT EVENTS
Amendments to the Credit Agreement
On January 24, 2013, the Company and certain of our subsidiaries as guarantors entered into Amendment No. 3 to the Credit Agreement to reprice the Term Loan A Facility and the New Revolving Credit Facility. As amended, the applicable margins for the Term Loan A Facility and the New Revolving Credit Facility each were reduced by 0.75%.
On February 21, 2013, the Company and certain of its subsidiaries, as guarantors, entered into an amendment to the Credit Agreement to effectuate a repricing of the New Term Loan B Facility and the Incremental Term Loan B Facility (the “Term Loan B Repricing Transaction”) by the issuance of $1.3 billion and $1.0 billion in new incremental term loans (the “Repriced Term Loan B Facilities”).  Term loans under the New Term Loan B Facility ($1.3 billion) and the Incremental Term Loan B Facility ($1.0 billion) were either exchanged for, or repaid with the proceeds of, the Repriced Term Loan B Facilities.  The applicable margins for borrowings under the Repriced Term Loan B Facilities are 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  The incremental term loans under the Repriced Term Loan B Facilities mature on February 13, 2019 ($1.3 billion) and December 11, 2019 ($1.0 billion), begin amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the New Term Loan B Facility and the Incremental Term Loan B Facility, respectively. In connection with the refinancing of the New Term Loan B Facility and the Incremental Term Loan B Facility pursuant to the Term Loan B Repricing Transaction, the Company paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the New Term Loan B Facility and Incremental Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

B Facilities in connection with certain refinancings on or prior to August 21, 2013 require a prepayment premium of 1.0% of such loans prepaid.
Eisai
On February 20, 2013, the Company acquired certain assets from Eisai Inc. (“Eisai”) for approximately $65.0 million. In addition, the Company may pay up to an additional $60.0 million of contingent consideration based on certain milestones. The assets acquired include the U.S. rights to Targretin®, which is indicated for the treatment of Cutaneous T-Cell Lymphoma.
Natur Produkt International, JSC
On February 1, 2013, the Company acquired Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for approximately $163.0 million, plus adjustments for net debt and working capital. Natur Produkt’s key brand products include AntiGrippin™, Anti-Angin®, Sage™ and Eucalyptus MA™.
The Eisai and Natur Produkt transactions described above will be accounted for as business combinations under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the respective acquisition dates. Due to the limited time since the closing of the acquisitions, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition dates for major classes of assets and liabilities acquired, including goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects, which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.