Form 10-Q
period 2013-03-31
Valeant Pharmaceuticals International, Inc.
filed 2013-05-03
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-14956
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-0448205 (I.R.S. Employer Identification No.)
2150 St. Elzéar Blvd. West, Laval, Quebec (Address of principal executive offices)	H7L 4A8 (Zip Code)
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
Common shares, no par value — 305,864,659 shares issued and outstanding as of April 30, 2013.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries.
In this Form 10-Q, references to “$” and “US$” are to United States (“U.S.”) dollars, references to “€” are to Euros, references to “R$” are to Brazilian real and references to “MXN$” are to Mexican peso.
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

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of Medicis and Obagi), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

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

•
adverse global economic conditions and credit market and foreign currency exchange uncertainty in Central and Eastern Europe, Latin America, Southeast Asia, South Africa, and other countries in which we do business;

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

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	As of March 31, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$413,736	$916,091
Accounts receivable, net	1,054,161	913,835
Inventories, net	509,676	531,256
Prepaid expenses and other current assets	136,747	130,279
Assets held for sale	56,930	90,983
Deferred tax assets, net	198,879	195,007
Total current assets	2,370,129	2,777,451
Property, plant and equipment, net	452,969	462,724
Intangible assets, net	9,227,321	9,308,669
Goodwill	5,165,247	5,141,366
Deferred tax assets, net	90,391	76,422
Other long-term assets, net	180,410	183,747
Total assets	$17,486,467	$17,950,379

Liabilities
Current liabilities:
Accounts payable	$183,021	$227,384
Accrued liabilities and other current liabilities	1,071,623	1,008,224
Acquisition-related contingent consideration	97,517	102,559
Current portion of long-term debt	289,676	480,182
Deferred tax liabilities, net	4,291	4,403
Total current liabilities	1,646,128	1,822,752
Acquisition-related contingent consideration	391,908	352,523
Long-term debt	10,327,444	10,535,443
Liabilities for uncertain tax positions	107,020	103,658
Deferred tax liabilities, net	1,259,900	1,248,312
Other long-term liabilities	167,079	170,293
Total liabilities	13,899,479	14,232,981

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized, 303,801,803 and
303,861,272 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5,942,536	5,940,652
Additional paid-in capital	264,982	267,118
Accumulated deficit	(2,423,731)	(2,370,976)
Accumulated other comprehensive loss	(196,799)	(119,396)
Total shareholders’ equity	3,586,988	3,717,398
Total liabilities and shareholders’ equity	$17,486,467	$17,950,379
Commitments and contingencies (note 17)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF LOSS
(All dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Product sales	$1,038,867	$750,880
Alliance and royalty	9,258	79,231
Service and other	20,230	25,992
	1,068,355	856,103
Expenses
Cost of goods sold (exclusive of amortization of
intangible assets shown separately below)	284,904	224,196
Cost of alliance and service revenues	15,429	87,640
Selling, general and administrative	241,899	177,286
Research and development	23,795	22,006
Amortization of intangible assets	326,175	200,643
Restructuring, integration and other costs	48,985	62,337
Acquisition-related costs	7,899	7,505
Legal settlements and related fees	4,448	3,155
Acquisition-related contingent consideration	(2,185)	9,839
	951,349	794,607
Operating income	117,006	61,496
Interest income	1,596	1,123
Interest expense	(155,315)	(102,025)
Loss on extinguishment of debt	(21,379)	(133)
Foreign exchange and other	1,439	24,299
Gain on investments, net	1,859	2,059
Loss before recovery of income taxes	(54,794)	(13,181)
Recovery of income taxes	(27,264)	(260)
Net loss	$(27,530)	$(12,921)

Basic and diluted loss per share	$(0.09)	$(0.04)

Weighted-average common shares (000’s)
Basic and diluted	305,763	307,776

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(27,530)	$(12,921)
Other comprehensive (loss) income
Foreign currency translation adjustment	(83,068)	196,045
Unrealized holding gain on auction rate securities:
Reclassification to net loss	(1)	—
Net unrealized holding gain (loss) on available-for-sale equity securities:
Arising in period	5,678	—
Reclassification to net loss	—	(1,634)
Net unrealized holding loss on available-for-sale debt securities:
Arising in period	—	(13)
Pension adjustment	(12)	(123)
Other comprehensive (loss) income	(77,403)	194,275
Comprehensive (loss) income	$(104,933)	$181,354

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(27,530)	$(12,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	341,445	215,582
Amortization of debt discounts and debt issuance costs	9,647	5,747
Acquisition accounting adjustment on inventory sold	43,241	33,098
Loss on disposal of assets	—	9,527
Acquisition-related contingent consideration	(2,185)	9,839
Allowances for losses on accounts receivable and inventories	8,994	4,383
Deferred income taxes	(37,355)	(14,859)
Additions to accrued legal settlements	4,448	3,155
Payments of accrued legal settlements	(2,820)	(60)
Share-based compensation	9,095	19,152
Tax benefits from stock options exercised	(4,604)	(593)
Foreign exchange gain	(1,770)	(25,564)
Gain on sale of marketable securities	(1,859)	(2,059)
Payment of accreted interest on contingent consideration	(638)	—
Loss on extinguishment of debt	21,379	133
Other	965	(7,613)
Changes in operating assets and liabilities:
Accounts receivable	(89,227)	(14,786)
Inventories	(24,948)	(35,080)
Prepaid expenses and other current assets	(122)	(4,266)
Accounts payable, accrued liabilities and other liabilities	9,193	(15,585)
Net cash provided by operating activities	255,349	167,230

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(237,603)	(272,812)
Acquisition of intangible assets and other assets	(707)	(1,865)
Purchases of property, plant and equipment	(14,042)	(11,116)
Proceeds from sales and maturities of marketable securities	9,027	8,364
Purchases of marketable securities and other investments	—	(7,200)
Proceeds from sale of assets	8,429	66,250
Net cash used in investing activities	(234,896)	(218,379)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	—	645,643
Repayments of long-term debt	(430,036)	(302,812)
Short-term debt borrowings	4,471	7,364
Short-term debt repayments	(1,417)	—
Repurchases of convertible debt	—	(3,975)
Repurchases of common shares	(35,005)	(108,724)
Proceeds from exercise of stock options	2,677	5,108
Tax benefits from stock options exercised	4,604	593
Payments of employee withholding tax upon vesting of share-based awards	(6,848)	(3,824)
Payments of contingent consideration	(21,054)	(27,500)
Payments of debt issuance costs	(33,311)	(1,435)
Net cash (used in) provided by financing activities	(515,919)	210,438

Effect of exchange rate changes on cash and cash equivalents	(6,889)	7,079
Net (decrease) increase in cash and cash equivalents	(502,355)	166,368
Cash and cash equivalents, beginning of period	916,091	164,111
Cash and cash equivalents, end of period	$413,736	$330,479

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration obligations at fair value	$(59,064)	$(17,744)
Acquisition of businesses, debt assumed	(37,554)	—
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

1.	DESCRIPTION OF BUSINESS
The Company is a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products primarily in the areas of dermatology, neurology and branded generics, as well as medical devices.
On December 11, 2012, the Company completed the acquisition of Medicis Pharmaceutical Corporation (“Medicis”) through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of September 2, 2012, with Medicis surviving as a wholly-owned subsidiary of the Company (the “Medicis acquisition”).

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements (the “unaudited consolidated financial statements”) have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2012. There have been no changes to the Company’s significant accounting policies since December 31, 2012, except as described below under “Revenue Recognition” and “Adoption of New Accounting Standards.” The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented.
Reclassifications and Revision
Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
The Company has revised the consolidated statement of comprehensive income for the three-month period ended March 31, 2012 to correct the foreign currency translation adjustment, which resulted in an offsetting adjustment to Goodwill and Intangible assets, net. For the three-month period ended March 31, 2012, the Company increased comprehensive income by $21.4 million with an offsetting increase in Goodwill and Intangible assets, net. This revision did not have a material impact to the Company’s previously reported financial position, results of operations or cash flows.
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
Revenue Recognition
In connection with the Medicis acquisition, which was completed in December 2012, the Company acquired several brands, including the following aesthetics products: Dysport®, Perlane®, and Restylane®. In 2012, consistent with legacy Medicis’ historical approach, the Company recognized revenue on those products upon shipment from McKesson, the Company’s primary U.S. distributor of aesthetics products, to physicians. As part of its integration efforts, the Company implemented new strategies and business practices in the first quarter of 2013, particularly as they relate to rebate and discount programs for these aesthetics products. As a result of these changes, the criteria for revenue recognition are achieved upon shipment of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

these products to McKesson, and, therefore, the Company began, in the first quarter of 2013, recognizing revenue upon shipment of these products to McKesson.
Adoption of New Accounting Standards
In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify indefinite-lived intangible impairment testing, by allowing an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance was effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not impact the Company’s financial position or results of operations.
In February 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income, by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance was effective prospectively for reporting periods beginning December 15, 2012. As this guidance relates to presentation only, the adoption of this guidance did not impact the Company’s financial position or results of operations.

3.	BUSINESS COMBINATIONS
The Company focuses its business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies.
(a) Business combinations in 2013 include the following:
In the three-month period ended March 31, 2013, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $311.1 million. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $59.1 million.

•
On February 20, 2013, the Company acquired certain assets from Eisai Inc. (“Eisai”) relating to the U.S. rights to Targretin®, which is indicated for the treatment of Cutaneous T-Cell Lymphoma. The consideration includes up-front payments of $66.5 million and the Company may pay up to an additional $60.0 million of contingent consideration based on the occurrence of potential future events. The fair value of the contingent consideration was determined to be $50.8 million as of the acquisition date. As of March 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On February 1, 2013, the Company acquired Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for a purchase price of $137.0 million, including a $20.0 million contingent refund of purchase price relating to the outcome of litigation involving AntiGrippin™ that commenced prior to the acquisition. Subsequent to the acquisition, during the three-month period ended March 31, 2013, the litigation was resolved, and the $20.0 million was refunded back to the Company. Natur Produkt’s key brand products include AntiGrippin™, Anti-Angin®, Sage™ and Eucalyptus MA™.

•	During the three-month period ended March 31, 2013, the Company completed another smaller acquisition which is not material. This acquisition is included in the aggregated amounts presented below.
Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the acquisition dates. Due to the timing of these acquisitions, these amounts are provisional and subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement processes. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in retrospective adjustments to the provisional amounts recognized at the acquisition dates. These changes could be significant. The Company will finalize these amounts no later than one year from the respective acquisition dates.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Amounts Recognized as of Acquisition Dates
Cash	$5,128
Accounts receivable(a)	39,612
Inventories	15,717
Other current assets	1,820
Property, plant and equipment	3,474
Identifiable intangible assets, excluding acquired IPR&D(b)	263,320
Acquired IPR&D(c)	2,628
Indemnification assets	3,201
Current liabilities	(13,387)
Short-term borrowings(d)	(30,855)
Long-term debt(d)	(6,699)
Deferred tax liability, net	(8,016)
Other non-current liabilities	(479)
Total identifiable net assets	275,464
Goodwill(e)	35,651
Total fair value of consideration transferred	$311,115
________________________

(a)	The fair value of trade accounts receivable acquired was $39.6 million, with the gross contractual amount being $40.3 million, of which the Company expects that $0.7 million will be uncollectible.

(b)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	7	$179,687
Corporate brand	13	11,957
Patents	3	71,676
Total identifiable intangible assets acquired	7	$263,320

(c)
The acquired in-process research and development (“IPR&D”) assets relate to the Natur Produkt acquisition, including a product indicated for the prevention of viral diseases, specifically cold and flu, and a product indicated for the treatment of inflammation and muscular disorders.

(d)	Short-term borrowings and long-term debt relates to the Natur Produkt acquisition. In March 2013, the Company settled all of the outstanding short-term borrowings and long-term debt.

(e)
The goodwill relates primarily to the Natur Produkt acquisition. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of Natur Produkt’s goodwill is expected to be deductible for tax purposes.The goodwill recorded from the Natur Produkt acquisition represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations with those of the Company.

The provisional amounts of goodwill from the Natur Produkt and Eisai acquisitions have been allocated to the Company’s Emerging Markets and Developed Markets segments, respectively.
Acquisition-Related Costs
The Company has incurred to date $2.9 million, in the aggregate, of transaction costs directly related to these business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Earnings

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The revenues of these business combinations for the period from the respective acquisition dates to March 31, 2013 were $35.2 million, in the aggregate, and earnings, net of tax, were $10.8 million, in the aggregate. The earnings, net of tax, include the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2012 include the following:
Medicis
Description of the Transaction
On December 11, 2012, the Company acquired all of the outstanding common stock of Medicis for $44.00 per share (“Per Share Consideration”) for cash. Pursuant to the Agreement and Plan of Merger, dated September 2, 2012, among the Company, the Company’s subsidiary Valeant Pharmaceuticals International (“Valeant”), Merlin Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Valeant (“Merger Sub”), and Medicis, on December 11, 2012, Merger Sub merged with and into Medicis, with Medicis continuing as the surviving entity and wholly owned subsidiary of Valeant. At the effective time of this merger, each share of Medicis Class A common stock, par value $0.014 per share, issued and outstanding immediately prior to such effective time, was converted into the right to receive the Per Share Merger Consideration in cash, without interest. Each Medicis stock option and stock appreciation right, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the excess, if any, of the Per Share Consideration over the exercise price of such stock option or stock appreciation right, as applicable. Each Medicis restricted share, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the Per Share Consideration.
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

Assets Acquired and Liabilities Assumed
The transaction has been accounted for as business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

•	amounts for intangible assets, property and equipment, inventories and current liabilities pending finalization of the valuation;

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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of March 31, 2013 (as adjusted)
Cash and cash equivalents	$169,583	$—	$169,583
Accounts receivable(c)	81,092	(125)	80,967
Inventories(d)	145,157	(6,123)	139,034
Short-term and long-term investments(e)	626,559	—	626,559
Income taxes receivable	40,416	—	40,416
Other current assets(f)	74,622	—	74,622
Property and equipment, net	8,239	(5,625)	2,614
Identifiable intangible assets, excluding acquired IPR&D(g)	1,390,724	(21,843)	1,368,881
Acquired IPR&D(h)	153,817	5,992	159,809
Other non-current assets	616	—	616
Current liabilities(i)	(453,909)	(5,076)	(458,985)
Long-term debt, including current portion(j)	(777,985)	—	(777,985)
Deferred income taxes, net	(205,009)	10,239	(194,770)
Other non-current liabilities	(8,841)	—	(8,841)
Total identifiable net assets	1,245,081	(22,561)	1,222,520
Goodwill(k)	1,333,798	22,561	1,356,359
Total fair value of consideration transferred	$2,578,879	$—	$2,578,879
______________________

(a)	As previously reported in the 2012 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) reductions in the estimated fair value of a product brand intangible asset and property and equipment; (ii) changes in estimated inventory reserves; (iii) changes in certain assumptions impacting the fair value of acquired IPR&D; (iv) additional information obtained with respect to the valuation of certain pre-acquisition milestone obligations; and (v) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	The fair value of trade accounts receivable acquired was $81.0 million, with the gross contractual amount being $81.1 million, of which the Company expects that $0.1 million will be uncollectible.

(d)	Includes $104.6 million to record Medicis’ inventory at its estimated fair value.

(e)
Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, investments in auction rate floating securities (student loans), and investments in equity securities. Subsequent to the acquisition date, the Company liquidated the majority of the investments for proceeds of $615.4 million and $9.0 million in the fourth quarter of 2012 and the first quarter of 2013, respectively, with the investment in equity securities outstanding as of March 31, 2013.

(f)	Includes prepaid expenses and an asset related to a supplemental executive retirement program. The supplemental executive retirement program was settled as of December 31, 2012.

(g)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of March 31, 2013 (as adjusted)
In-licensed products	11	$633,429	$2,283	$635,712
Product brands	8	491,627	(24,877)	466,750
Patents	5	224,985	1,148	226,133
Corporate brands	14	40,683	(397)	40,286
Total identifiable intangible assets acquired	9	$1,390,724	$(21,843)	$1,368,881

(h)
The significant components of the acquired IPR&D assets primarily relate to the development of dermatology products, such as Luliconazole, a new imidazole, antimycotic cream for the treatment of tinea cruris, pedis and corporis, and Metronidazole 1.3%, a topical antibiotic for the treatment of bacterial vaginosis ($136.9 million, in the aggregate), and the development of aesthetics programs ($22.9 million). A New Drug Application (“NDA”) for Luliconazole was submitted to the U.S. Food and Drug Administration (“FDA”) on December 11, 2012. A multi-period excess earnings methodology (income approach) was primarily used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. Risk-adjusted discount rates of 10% - 11% were used to present value the projected cash flows.

(i)
Includes accounts payable, a liability for a supplemental executive retirement program, a liability for stock appreciation rights, deferred revenue, accrued liabilities, and reserves for sales returns, rebates, managed care and Medicaid. The supplemental executive retirement program was settled as of December 31, 2012.

(j)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

Amounts Recognized as of Acquisition Date
1.375% Convertible Senior Notes(1)	$546,668
2.50% Contingent Convertible Senior Notes(1)	231,111
1.50% Contingent Convertible Senior Notes(1)	206
Total long-term debt assumed	$777,985
____________________________________

(1)
During the period from the acquisition date to March 31, 2013, the Company redeemed the 2.50% Contingent Convertible Senior Notes, the 1.50% Contingent Convertible Senior Notes and a portion of the 1.375% Convertible Senior Notes. For further details, see note 10 titled “LONG-TERM DEBT”.

(k)
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
The provisional amount of goodwill has been allocated to the Company’s Developed Markets segment.
OraPharma
Description of the Transaction
On June 18, 2012, the Company acquired OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. The Company made an up-front payment of $289.3 million, and the Company may pay a series of contingent consideration payments of up to $114.0 million based on certain milestones, including certain revenue targets. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date, for a total fair value of consideration transferred of $388.5 million. As of March 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The Company also repaid at the closing $37.9 million of assumed debt.

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
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. As of March 31, 2013, the Company has not recognized any additional measurement period adjustments to the amounts previously reported in the 2012 Form 10-K. The amount of goodwill of $120.1 million has been allocated to the Company’s Developed Markets segment.
Other Business Combinations
Description of the Transactions
In the year ended December 31, 2012, the Company completed other business combinations, which included the acquisition of the following businesses, as well as other smaller acquisitions, for an aggregate purchase price of $807.5 million. The aggregate purchase price included contingent consideration obligations with an aggregate acquisition date fair value of $44.2 million.

•
On October 2, 2012, the Company acquired certain assets from Johnson & Johnson Consumer Companies, Inc. (“J&J ROW”) for a purchase price of $41.7 million, relating to the rights in various ex-North American territories to the over-the-counter (“OTC”) consumer brands Caladryl® and Shower to Shower®.

•
On September 28, 2012, the Company acquired certain assets from Johnson & Johnson Consumer Companies, Inc. (“J&J North America”) for a purchase price of $107.3 million, relating to the U.S. and Canadian rights to the OTC consumer brands Ambi®, Caladryl®, Corn Huskers®, Cortaid®, Purpose® and Shower to Shower®.

•
On September 24, 2012, the Company acquired certain assets from QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”) relating to Visudyne®, which is used to treat abnormal growth of leaky blood vessels in the eye caused by wet age-related macular degeneration. The consideration paid included up-front payments of $62.5 million for the assets related to the rights to the product in the U.S. and $50.0 million for the assets related to the rights to the product outside the U.S. The Company may pay a series of contingent payments of up to $20.0 million relating to non-U.S. royalties and development milestones for QLT’s laser program in the U.S. In addition, the Company will pay royalties on sales of potential new indications for Visudyne® in the U.S. The fair value of the contingent consideration was determined to be $7.9 million as of the acquisition date. As of March 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 23, 2012, the Company acquired certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), a specialty pharmaceutical company located in the U.S. focused on skincare products, including the rights to University Medical’s main brand AcneFree™, a retail OTC acne treatment. The consideration includes up-front payments of $65.0 million, and the Company may pay a series of contingent consideration payments of up to $40.0 million if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $1.5 million as of the acquisition date. As of March 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 2, 2012, the Company acquired certain assets from Atlantis Pharma (“Atlantis”), a branded generics pharmaceutical company located in Mexico, for up-front payments of $65.5 million (MXN$847.3 million), and the Company placed an additional $8.9 million (MXN$114.7 million) into an escrow account. The amounts in escrow will be paid to the sellers only if certain regulatory milestones are achieved and therefore such amounts were treated as contingent consideration. The fair value of the contingent consideration was determined to be $7.6 million as of the acquisition date. As of March 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. Since the acquisition date, certain amounts have been released from escrow to the sellers, reducing the escrow balance to $8.0 million as of March 31, 2013. The escrow balance is treated as restricted cash and is included in Prepaid expenses and other current assets and Other long-term assets, net in the Company’s consolidated balance sheets. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

•
On March 13, 2012, the Company acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. The Company made an up-front payment of $164.0 million (€125.0 million), and the Company may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. As of March 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. As part of the transaction, the Company also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products. Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin.

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

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of March 31, 2013 (as adjusted)
Cash and cash equivalents	$7,255	$(258)	$6,997
Accounts receivable(b)	29,846	(17)	29,829
Assets held for sale(c)	15,566	—	15,566
Inventories	64,819	(8,091)	56,728
Other current assets	2,524	—	2,524
Property, plant and equipment	9,027	—	9,027
Identifiable intangible assets, excluding acquired IPR&D(d)	666,619	1,527	668,146
Acquired IPR&D	1,234	—	1,234
Indemnification assets(e)	27,901	—	27,901
Other non-current assets	21	—	21
Current liabilities	(32,146)	(350)	(32,496)
Long-term debt	(920)	—	(920)
Liability for uncertain tax position	(6,682)	6,682	—
Other non-current liabilities(e)	(28,523)	—	(28,523)
Deferred income taxes, net	(10,933)	373	(10,560)
Total identifiable net assets	745,608	(134)	745,474
Goodwill(f)	70,600	(8,587)	62,013
Total fair value of consideration transferred	$816,208	$(8,721)	$807,487
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

(c)
Assets held for sale relate to a product brand acquired in the Atlantis acquisition. Subsequent to that acquisition, the plan of sale changed, and the Company no longer intends to sell the asset. Consequently, the product brand is not classified as an asset held for sale as of March 31, 2013.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of March 31, 2013 (as adjusted)
Product brands	10	$456,720	$(1,325)	$455,395
Corporate brands	12	31,934	3,725	35,659
Product rights	10	109,274	(873)	108,401
Royalty agreement	9	36,277	—	36,277
Partner relationships	5	32,414	—	32,414
Total identifiable intangible assets acquired	10	$666,619	$1,527	$668,146

(e)
Other non-current liabilities, and the corresponding indemnification assets, primarily relate to certain asserted and unasserted claims against Probiotica, which include potential tax-related obligations that existed at the acquisition date. The Company is indemnified by the sellers in accordance with indemnification provisions under its contractual arrangements. Indemnification assets and contingent liabilities were recorded at the same amount and classified in the same manner, as components of the purchase price, representing our best estimates of these amounts at the acquisition date, in accordance with guidance for loss contingencies and uncertain tax positions. Under the Company’s contractual arrangement with Probiotica, there is no limitation on the amount or value of indemnity claims that can be made by the Company; however there is a time restriction of either two or five years, depending on the nature of the claim. Approximately $12.9 million (R$22.5 million) of the purchase price for the Probiotica transaction from the date of acquisition had been placed in escrow in accordance with the indemnification provisions. The escrow account will be maintained for two years, of which 50% was released to the sellers in February 2013 and the remaining balance will be released after the second year. The Company expects the total amount of such indemnification assets to be collectible from the sellers.

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
The amount of the goodwill from the J&J North America, QLT and University Medical acquisitions has been allocated to the Company’s Developed Markets segment. The amount of goodwill from the J&J ROW, Probiotica, Atlantis and Gerot Lannach acquisitions has been allocated to the Company’s Emerging Markets segment.
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month periods ended March 31, 2013 and 2012, as if the 2013 acquisitions had occurred as of January 1, 2012 and the 2012 acquisitions had occurred as of January 1, 2011.

	Three Months Ended March 31,
	2013	2012
Revenues	$1,083,582	$1,167,234
Net income (loss)	5,017	(40,663)
Basic and diluted earnings (loss) per share	$0.02	$(0.13)
The decline in pro forma revenues was primarily due to lower alliance and royalty revenue, resulting from alliance revenue recognized in the first quarter of 2012 related to the divestitures of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”),

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

a generic version of BenzaClin®, and 5% fluorouracil cream (“5-FU”), an authorized generic of Efudex®. See note 4 titled “ACQUISITIONS AND DISPOSITIONS” for further information.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the three-month period ended March 31, 2013, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month period ended March 31, 2013, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2013 acquisitions and the 2012 acquisitions been completed on January 1, 2012 and January 1, 2011, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of the historical intangible asset amortization expense of these acquisitions;

•	additional amortization expense related to the provisional fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;

•	additional interest expense associated with the financing obtained by the Company in connection with the various acquisitions; and

•
the exclusion from pro forma earnings in the three-month period ended March 31, 2013 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $43.2 million, in the aggregate, and the exclusion of $4.4 million of acquisition-related costs, in the aggregate, incurred primarily for these acquisitions in the three-month period ended March 31, 2013, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.

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

5.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
In connection with the Medicis acquisition, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The Company estimates that it will incur total costs significantly less than the estimated annual synergies of $300 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2013. Since the acquisition date, total costs of $143.3 million (including (i) $101.4 million of restructuring expenses, (ii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. on sales of Sculptra®, and (iii) $9.7 million of integration expenses) have been incurred through March 31, 2013. These costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been or will be terminated as a result of the Medicis acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
The following table summarizes the major components of restructuring costs incurred in connection with Medicis acquisition-related initiatives through March 31, 2013:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2012	$—	$—	$—	$—	$—
Costs incurred and charged to expense	85,253	77,329	—	370	162,952
Cash payments	(77,975)	(77,329)	—	(5)	(155,309)
Non-cash adjustments	4,073	—	—	(162)	3,911
Balance, December 31, 2012	11,351	—	—	203	11,554
Costs incurred and charged to expense	12,902	—	—	2,870	15,772
Cash payments	(21,573)	—	—	(2,758)	(24,331)
Non-cash adjustments	151	—	—	(177)	(26)
Balance, March 31, 2013	$2,831	$—	$—	$138	$2,969
____________________________________

(1)	Relates to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
In addition to restructuring costs associated with the Company’s Medicis acquisition-related initiatives shown in the table above, the Company incurred an additional $33.2 million of other restructuring, integration-related and other costs in the three-month period ended March 31, 2013, including (i) $24.3 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $4.3 million of facility closure costs, (iii) $2.9 million of severance costs and (iv) $1.7 million of other costs, including non-personnel manufacturing integration costs. These costs primarily related to (i) Medicis integration costs, as well as integration and restructuring costs for other acquisitions, (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities, and (iii) systems integration initiatives. The Company made payments of $34.8 million during the three-month period ended March 31, 2013 (in addition to the $24.3 million of payments related to Medicis restructuring shown in the table above).
In the three-month period ended March 31, 2012, the Company incurred $62.3 million of restructuring, integration-related and other costs, in the aggregate, including costs of $13.9 million related to the September 28, 2010 merger between the Company (then named as Biovail Corporation (“Biovail”)) and Valeant, as well as $18.2 million of other severance-related costs. The Company made payments of $67.3 million, in the aggregate, during the three-month period ended March 31, 2012.

6.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of March 31, 2013				As of December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$78,184	$78,184	$—	$—	$306,604	$306,604	$—	$—
Available-for-sale equity securities	10,092	10,092	—	—	4,410	4,410	—	—
Available-for-sale debt securities:
Auction rate floating securities	—	—	—	—	7,167	—	—	7,167
Total financial assets	$88,276	$88,276	$—	$—	$318,181	$311,014	$—	$7,167
Cash equivalents	$78,184	$78,184	$—	$—	$306,604	$306,604	$—	$—
Marketable securities	10,092	10,092	—	—	11,577	4,410	—	7,167
Total financial assets	$88,276	$88,276	$—	$—	$318,181	$311,014	$—	$7,167
Liabilities:
Acquisition-related contingent consideration	$(489,425)	$—	$—	$(489,425)	$(455,082)	$—	$—	$(455,082)
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
There were no transfers between Level 1 and level 2 during the three-month period ended March 31, 2013.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2013:

	Balance, January 1, 2013	Issuances(a)	Payments(b)	Net unrealized Gain(c)	Foreign Exchange(d)	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2013
Acquisition-related contingent consideration	$(455,082)	$(59,064)	$21,692	$2,185	$844	$—	$—	$(489,425)
____________________________________

(a)	Relates primarily to the Eisai acquisition as described in note 3.

(b)	Relates primarily to payments of acquisition-related contingent consideration related to the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

(c)
For the three-months ended March 31, 2013, a net gain of $2.2 million was recognized as Acquisition-related contingent consideration in the consolidated statements of loss. The Acquisition-related contingent consideration net gain was primarily driven by a net gain related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011. In April 2013, Mylan Inc. launched a generic Zovirax® ointment, which was earlier than previously anticipated by the Company. Also, in April 2013, the Company entered into an agreement with Actavis, Inc. (“Actavis”) to launch the authorized generic ointment for Zovirax®. See note 19 titled “SUBSEQUENT EVENTS” for further information regarding the agreements with Actavis. As a result of these events, the projected revenue forecast was adjusted, resulting in an Acquisition-related contingent consideration net gain of $3.1 million. This net gain was partially offset by fair value adjustments related to other acquisitions, including accretion for the time value of money.

(d)	Included in other comprehensive (loss) income.
During the three-month period ended March 31, 2013, the Company sold its entire investment in auction rate floating securities assumed in connection with the Medicis acquisition in December 2012 and realized a gain of $1.9 million.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of March 31, 2013, the Company’s assets measured at fair value on a non-recurring basis subsequent to initial recognition included:
(i) assets held for sale related to certain suncare and skincare brands, including inventory on hand, sold primarily in Australia. The Company recognized an additional impairment charge of $26.1 million in the three-month period ended March 31, 2013 for these brands in Amortization of intangible assets in the consolidated statements of loss. The additional impairment charge was driven by assessment of offers received during the first quarter and analysis of updated market data. The adjusted carrying amount of $44.4 million, including inventory, is equal to the estimated fair values of these assets less costs to sell, which was determined using discounted cash flows and represents Level 3 inputs; and
(ii) an intangible asset related to Cortaid®, a dermatological product sold in the U.S. The Company recognized an impairment charge of $5.7 million in the three-month period ended March 31, 2013 for this brand in Amortization of intangible assets in the consolidated statements of loss. The impairment charge was driven by discontinuations of the product by certain retailers. The adjusted carrying amount of $1.0 million for this asset is equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs.
There were no other significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the three-month period ended March 31, 2013.
For further information regarding asset impairment charges, see note 9 titled “INTANGIBLE ASSETS AND GOODWILL”.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table summarizes the estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$78,184	$78,184	$306,604	$306,604
Marketable securities(1)	10,092	10,092	11,577	11,577
Long-term debt (as described in note 10)(2)	(10,617,120)	(11,211,776)	(11,015,625)	(11,691,338)
____________________________________

(1)	Marketable securities are classified within Prepaid expenses and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	Fair value measurement of long-term debt was estimated using the quoted market prices for the Company’s debt issuances.
The following table summarizes the Company’s marketable securities by major security type as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013				As of December 31, 2012
	Cost Basis	Fair Value	Gross Unrealized		Cost Basis	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Auction rate floating securities	$—	$—	$—	$—	$7,166	$7,167	$1	$—
Equity securities	4,414	10,092	5,678	—	4,031	4,410	379	—
	$4,414	$10,092	$5,678	$—	$11,197	$11,577	$380	$—
Gross gains and losses realized on the sale of marketable debt securities were not material in the three-month periods ended March 31, 2013 and 2012.

8.	INVENTORIES
The components of inventories as of March 31, 2013 and December 31, 2012 were as follows:

	As of March 31, 2013	As of December 31, 2012
Raw materials	$135,606	$120,885
Work in process	67,129	60,384
Finished goods	366,453	406,018
	569,188	587,287
Less allowance for obsolescence	(59,512)	(56,031)
	$509,676	$531,256
In the three-month period ended March 31, 2013, the decrease in inventories was primarily driven by (i) $43.2 million of acquisition related adjustments included in cost of goods sold, primarily related to Medicis inventories that were sold in the first quarter, partially offset by (ii) investments in inventory to support growth of the business and the 2013 acquisitions of businesses.

9.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of March 31, 2013 and December 31, 2012 were as follows:

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$8,106,401	$(1,525,134)	$6,581,267	$7,968,318	$(1,345,367)	$6,622,951
Corporate brands	293,681	(27,702)	265,979	284,287	(25,336)	258,951
Product rights	2,148,178	(599,639)	1,548,539	2,110,350	(525,186)	1,585,164
Partner relationships	182,249	(52,184)	130,065	187,012	(44,230)	142,782
Out-licensed technology and other	206,076	(59,991)	146,085	209,452	(57,507)	151,945
Total finite-lived intangible assets(1)	10,936,585	(2,264,650)	8,671,935	10,759,419	(1,997,626)	8,761,793
Indefinite-lived intangible assets:
Acquired IPR&D	555,386	—	555,386	546,876	—	546,876
	$11,491,971	$(2,264,650)	$9,227,321	$11,306,295	$(1,997,626)	$9,308,669
____________________________________

(1)
In the first quarter of 2013, the Company recognized a write-off of $22.2 million related to Opana®, a pain relief medication approved in Canada, due to production issues arising in the first quarter of 2013. These production issues resulted in higher spending projections and delayed commercialization timelines which, in turn, triggered the Company’s decision to suspend its launch plans. The Company does not believe this program has value to a market participant. This write-off was recognized in Amortization of intangible assets in the consolidated statements of loss.

For further information regarding asset impairment charges, see note 6 titled “FAIR VALUE MEASUREMENTS”.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The decrease in intangible assets, net primarily reflects the acquisition of the Natur Produkt and Eisai identifiable intangible assets (as described in note 3), which was more than offset by amortization, the negative impact of foreign currency exchange, and the intangible write-off described above.
For the three-month periods ended March 31, 2013 and 2012, amortization expense related to intangible assets was recorded as follows:

	Three Months Ended March 31,
	2013	2012
Cost of goods sold	$—	$2,026
Amortization expense	326,175	200,643
	$326,175	$202,669
Amortization expense in the three-month period ended March 31, 2013 includes the $26.1 million impairment charge related to suncare and skincare brands sold primarily in Australia (see note 6 titled “FAIR VALUE MEASUREMENTS” for additional information) and the $22.2 million Opana® write-off described above.
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2013	2014	2015	2016	2017
Amortization expense	$1,156,545	$1,088,490	$1,058,227	$1,005,899	$976,289
Goodwill
The changes in the carrying amount of goodwill in the three-month period ended March 31, 2013 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2013(a)	$3,988,795	$1,152,571	$5,141,366
Additions(b)	256	35,395	35,651
Adjustments(c)	22,562	(316)	22,246
Foreign exchange and other	(6,820)	(27,196)	(34,016)
Balance, March 31, 2013	$4,004,793	$1,160,454	$5,165,247
____________________________________

(a)
Effective in the first quarter of 2013, the Company has two reportable segments: Developed Markets and Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. For further details, see note 18 titled “SEGMENT INFORMATION”.

(b)	Primarily relates to the Natur Produkt acquisition (as described in note 3).

(c)	Primarily reflects the impact of measurement period adjustments related to the Medicis acquisition (as described in note 3).
As described in note 3, the allocation of the goodwill balance associated with the Eisai, Natur Produkt and Medicis acquisitions is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

10.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of March 31, 2013 and December 31, 2012, respectively, is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Maturity Date	As of March 31, 2013	As of December 31, 2012
New Revolving Credit Facility(1)	April 2016	$—	$—
New Term Loan A Facility(1)	April 2016	1,926,577	2,083,462
New Term Loan B Facility(1)(2)	February 2019	1,265,726	1,275,167
New Incremental Term Loan B Facility(1)(2)	December 2019	973,765	973,988
Senior Notes:
6.50%	July 2016	915,500	915,500
6.75%	October 2017	498,394	498,305
6.875%	December 2018	939,502	939,277
7.00%	October 2020	686,768	686,660
6.75%	August 2021	650,000	650,000
7.25%	July 2022	541,562	541,335
6.375%(3)	October 2020	1,725,325	1,724,520
6.375%(3)	October 2020	492,950	492,720
Convertible Notes:
1.375% Convertible Notes(4)	June 2017	209	228,576
2.50% Convertible Notes(4)	June 2032	—	5,133
1.50% Convertible Notes(4)	June 2033	—	84
Other		842	898
		10,617,120	11,015,625
Less current portion		(289,676)	(480,182)
Total long-term debt		$10,327,444	$10,535,443
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”).

(2)
On February 21, 2013, the Company and certain of its subsidiaries, as guarantors, entered into an amendment to the Credit Agreement to effectuate a repricing of its existing senior secured term loan B facility (the “Term Loan B Facility”) and its existing incremental term B loans (the “Incremental Term Loan B Facility”) by the issuance of $1.3 billion and $1.0 billion in new incremental term loans (the “New Term Loan B Facility” and the “New Incremental Term Loan B Facility”, respectively, and together, the “Repriced Term Loan B Facilities”).

(3)
On March 29, 2013, the Company announced that its wholly owned subsidiary Valeant commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “Existing Notes”) into the current outstanding $1.75 billion 6.375% senior notes due 2020. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Existing Notes with the anticipated result being that some or all of such notes will be part of a single series of 6.375% senior notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of the Company’s debt outstanding, expired on April 26, 2013. $497.7 million of aggregate principal amount of the Existing Notes was exchanged as of such date.

(4)	Represents obligations assumed from Medicis.
The total fair value of the Company’s long-term debt, including current portion, with carrying values of $10.6 billion and $11.0 billion at March 31, 2013 and December 31, 2012, was $11.2 billion and $11.7 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the Company’s debt issuances.
Senior Secured Credit Facilities
On January 24, 2013, the Company and certain of its subsidiaries as guarantors entered into Amendment No. 3 to the Credit Agreement to reprice its senior secured term loan A facility (the “Term Loan A Facility”, as so amended, the “New Term Loan A Facility”) and its revolving credit facility (the “Revolving Credit Facility”, as so amended, the “New Revolving Credit Facility”). As amended, the applicable margins for the New Term Loan A Facility and the New Revolving Credit Facility each were reduced by 0.75%. Interest rates for the New Revolving Credit Facility and the New Term Loan A Facility are subject to increase or decrease quarterly based on leverage ratios. As of March 31, 2013, the effective rate of interest on the Company’s borrowings under the New Term Loan A Facility was 2.41% per annum. During the three-month period ended March 31, 2013, the Company did not draw down on its New Revolving Credit Facility.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

On February 21, 2013, the Company and certain of its subsidiaries as guarantors entered into Amendment No. 4 to the Credit Agreement to effectuate a repricing of the Term Loan B Facility and the Incremental Term Loan B Facility (the “Term Loan B Repricing Transaction”) by the issuance of the Repriced Term Loan B Facilities. Term loans under the Term Loan B Facility and the Incremental Term Loan B Facility were either exchanged for, or repaid with the proceeds of the Repriced Term Loan B Facilities. The applicable margins for borrowings under the Repriced Term Loan B Facilities are 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor. The incremental term loans under the New Term Loan B Facility and the New Incremental Term Loan B Facility mature on February 13, 2019 and December 11, 2019, respectively, begin amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the previous Term Loan B Facility and the Incremental Term Loan B Facility, respectively. In connection with the refinancing of the Term Loan B Facility and the Incremental Term Loan B Facility pursuant to the Term Loan B Repricing Transaction, the Company paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the Term Loan B Facility and Incremental Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan B Facilities in connection with certain refinancings on or prior to August 21, 2013 require a prepayment premium of 1.0% of such loans prepaid. In connection with the Term Loan B Repricing Transaction, the Company recognized a loss on extinguishment of debt of $21.4 million in the three-month period ended March 31, 2013. As of March 31, 2013, the effective rate of interest on the Company’s borrowings under both the New Term Loan B Facility and the New Incremental Term Loan B Facility was 4.07% per annum.
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
On February 11, 2013, all of the outstanding 2.50% Convertible Notes and 1.50% Convertible Notes were converted by holders and settled 100% in cash in the aggregate amount of $5.1 million and $0.1 million, respectively. In addition, during the three-month period ended March 31, 2013, $228.4 million principal amount of the 1.375% Convertible Notes were converted into cash.

11.	SECURITIES REPURCHASE PROGRAM
On November 19, 2012, the Company announced that its board of directors had approved a new securities repurchase program (the “2012 Securities Repurchase Program”). Under the 2012 Securities Repurchase Program, which commenced on November 15, 2012, the Company may make purchases of up to $1.5 billion of senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2012 Securities Repurchase Program will terminate on November 14, 2013 or at such time as the Company completes its purchases. The amount of securities to be purchased and the timing of purchases under the 2012 Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under the Company’s financing agreements and applicable law. The securities to be repurchased will be funded using the Company’s cash resources.
On November 3, 2011, the Company announced that its board of directors had approved a securities repurchase program (the “2011 Securities Repurchase Program”). Under the 2011 Securities Repurchase Program, which commenced on November 8, 2011, the Company could make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares. The 2011 Securities Repurchase Program terminated on November 7, 2012.
Repurchase of 5.375% Convertible Notes
In the three-month period ended March 31, 2012, under the 2011 Securities Repurchase Program, the Company repurchased $1.1 million principal amount of the 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”) for a purchase price of $4.0 million. The carrying amount of the 5.375% Convertible Notes purchased was $1.0 million (net of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $1.1 million. The difference of $0.1 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $2.9 million between the estimated fair value of $1.1 million and the purchase price of $4.0 million resulted in charges to additional paid-in capital and accumulated deficit

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

of $0.2 million and $2.7 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $0.1 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $3.9 million is presented in the consolidated statements of cash flows as an outflow from financing activities.
Share Repurchases
In the three-month period ended March 31, 2013, under the 2012 Securities Repurchase Program, the Company repurchased 500,251 of its common shares for an aggregate purchase price of $35.0 million. The excess of the purchase price over the carrying value of the common shares repurchased of $25.2 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
In the three-month period ended March 31, 2012, under the 2011 Securities Repurchase Program, the Company repurchased 2,004,952 of its common shares for an aggregate purchase price of $108.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $69.7 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
Total Repurchases
As of March 31, 2013, the Company had repurchased approximately $35.0 million, in the aggregate, of its common shares under the 2012 Securities Repurchase Program.

12.	SHARE-BASED COMPENSATION
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Stock options	$3,438	$6,711
RSUs	5,657	12,441
Share-based compensation expense	$9,095	$19,152

Cost of goods sold	$—	$230
Research and development expenses	—	230
Selling, general and administrative expenses	9,095	18,692
Share-based compensation expense	$9,095	$19,152
The decrease in share-based compensation expense for the three-month period ended March 31, 2013 was primarily driven by the impact of forfeitures and the accelerated vesting that was triggered in the prior year related to certain RSU awards.
In the three-month periods ended March 31, 2013 and 2012, the Company granted approximately 403,000 stock options with a weighted-average exercise price of $69.38 per option and approximately 320,000 stock options with a weighted-average exercise price of $53.84 per option, respectively. The weighted-average fair values of all stock options granted to employees in the three-month periods ended March 31, 2013 and 2012 were $22.12 and $18.85, respectively.
In the three-month periods ended March 31, 2013 and 2012, the Company granted approximately 32,000 time-based RSUs with a weighted-average grant date fair value of $64.24 per RSU and approximately 86,000 time-based RSUs with a weighted-average grant date fair value of $51.31 per RSU, respectively.
In the three-month period ended March 31, 2013 and 2012, the Company granted approximately 164,000 performance-based RSUs with a weighted-average grant date fair value of $98.26 per RSU and approximately 151,000 performance-based RSUs with a weighted-average grant date fair value of $69.94 per RSU, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

As of March 31, 2013, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $102.1 million, in the aggregate, which will be amortized over a weighted-average period of 2.4 years.

13.	SHAREHOLDERS’ EQUITY

	Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' equity
	Shares (000s)	Amount
Balance, January 1, 2012	306,371	$5,963,621	$276,117	$(2,030,292)	$(279,616)	$3,929,830
Repurchase of equity component of 5.375% Convertible Notes	—	—	(180)	(2,682)	—	(2,862)
Common shares issued under share-based compensation plans	518	12,181	(7,082)	—	—	5,099
Repurchase of common shares	(2,005)	(39,027)	—	(69,697)	—	(108,724)
Share-based compensation	—	—	19,152	—	—	19,152
Employee withholding taxes related to share-based awards	—	—	(3,824)	—	—	(3,824)
Tax benefits from stock options exercised	—	—	593	—	—	593
	304,884	5,936,775	284,776	(2,102,671)	(279,616)	3,839,264
Comprehensive income:
Net loss	—	—	—	(12,921)	—	(12,921)
Other comprehensive income	—	—	—	—	194,275	194,275
Total comprehensive income						181,354
Balance, March 31, 2012	304,884	$5,936,775	$284,776	$(2,115,592)	$(85,341)	$4,020,618

Balance, January 1, 2013	303,861	$5,940,652	$267,118	$(2,370,976)	$(119,396)	$3,717,398
Common shares issued under share-based compensation plans	441	11,664	(8,987)	—	—	2,677
Repurchase of common shares	(500)	(9,780)	—	(25,225)	—	(35,005)
Share-based compensation	—	—	9,095	—	—	9,095
Employee withholding taxes related to share-based awards	—	—	(6,848)	—	—	(6,848)
Tax benefits from stock options exercised	—	—	4,604	—	—	4,604
	303,802	5,942,536	264,982	(2,396,201)	(119,396)	3,691,921
Comprehensive loss:
Net loss	—	—	—	(27,530)	—	(27,530)
Other comprehensive loss	—	—	—	—	(77,403)	(77,403)
Total comprehensive loss						(104,933)
Balance, March 31, 2013	303,802	$5,942,536	$264,982	$(2,423,731)	$(196,799)	$3,586,988

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of March 31, 2013, were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Auction Rate Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Equity Securities	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2013	$(121,696)	$1	$379	$2,206	$(286)	$(119,396)
Foreign currency translation adjustment	(83,068)	—	—	—	—	(83,068)
Reclassification to net loss(1)	—	(1)	—	—	—	(1)
Net unrealized holding gain on available-for-sale equity securities	—	—	5,678	—	—	5,678
Pension adjustment(2)	—	—	—	—	(12)	(12)
Balance, March 31, 2013	$(204,764)	$—	$6,057	$2,206	$(298)	$(196,799)
____________________________________

(1)	Included in gain on investments, net.

(2)	Reflects changes in defined benefit obligations and related plan assets of legacy Valeant defined benefit pension plans.
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested. Income taxes allocated to other components of other comprehensive (loss) income, including reclassification adjustments, were not material.

15.	INCOME TAXES
In the three-month period ended March 31, 2013, the Company recognized an income tax recovery of $27.3 million, which comprised of $28.7 million related to the expected tax recovery in tax jurisdictions outside of Canada offset with an income tax expense of $1.4 million related to Canadian income taxes. In the three-month period ended March 31, 2013, the Company’s effective tax rate was primarily impacted by (i) tax recovery generated from the Company’s annualized effective tax rate applied against overall income of the Company, (ii) the impairment of intangibles in the U.S. and Australia and (iii) recognition of U.S. research and development credits associated with a change in tax law.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $124.5 million as of March 31, 2013 and as of December 31, 2012. The Company does not record a valuation allowance against its U.S. foreign tax credits as it has determined it is more likely than not the Company will realize these deferred tax assets in the future. However, the Company continues to monitor its U.S. foreign source income and losses in the future and assess the need for a valuation allowance.
As of March 31, 2013, the Company had $132.4 million of unrecognized tax benefits, which included $24.9 million relating to interest and penalties. Of the total unrecognized tax benefits, $93.0 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that up to $14.4 million of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2013, the Company had accrued $0.5 million for interest and $0.1 million for penalties.
Valeant and its subsidiaries have closed the IRS audits through the 2009 tax year. Valeant is currently under examination for various state tax audits for years 2002 to 2010. The Company is currently under examination by the Canada Revenue Agency for years 2005 to 2008 and remains open to examination for years 2004 and later.

16.	LOSS PER SHARE
Loss per share for the three-month periods ended March 31, 2013 and 2012 were calculated as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(27,530)	$(12,921)

Basic weighted-average number of common shares outstanding (000s)	305,763	307,776
Diluted effect of stock options and RSUs (000s)(a)	—	—
Diluted effect of convertible debt (000s)(a)	—	—
Diluted weighted-average number of common shares outstanding (000s)	305,763	307,776

Basic and diluted loss per share	$(0.09)	$(0.04)
____________________________________

(a)
In the three-month periods ended March 31, 2013 and 2012, all potential common shares issuable for stock options, RSUs and convertible debt were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options, RSUs and convertible debt on the weighted-average number of common shares outstanding would have been as follows:

	Three Months Ended March 31,
	2013	2012
Basic weighted-average number of common shares outstanding (000s)	305,763	307,776
Dilutive effect of stock options and RSUs (000s)	6,587	7,725
Dilutive effect of Convertible Notes (000s)	—	896
Diluted weighted-average number of common shares outstanding (000s)	312,350	316,397
In the three-month periods ended March 31, 2013 and 2012, stock options to purchase approximately 265,000 and 702,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company’s common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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
Governmental and Regulatory Inquiries
On May 16, 2008, Biovail Pharmaceuticals, Inc. (“BPI”), the Company’s former subsidiary, entered into a written plea agreement with the U.S. Attorney’s Office (“USAO”) for the District of Massachusetts whereby it agreed to plead guilty to violating the U.S. Anti-Kickback Statute and pay a fine of $22.2 million.

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
In addition, as part of the overall settlement, Biovail entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General and the Department of Health and Human Services on September 11, 2009. The CIA requires the Company to have a compliance program in place and to undertake a set of defined corporate integrity obligations for a five-year term. The CIA also includes requirements for an annual independent review of these obligations. Failure to comply with the obligations under the CIA could result in financial penalties.
Securities
Medicis Shareholder Class Actions
Prior to the Company’s acquisition of Medicis, several purported holders of then public shares of Medicis filed putative class action lawsuits in the Delaware Court of Chancery and the Arizona Superior Court against Medicis and the members of its board of directors, as well as one or both of Valeant and Merlin Merger Sub, Inc. (the wholly-owned subsidiary of Valeant formed in connection with the Medicis acquisition). The Delaware actions (which were instituted on September 11, 2012 and October 1, 2012, respectively) were consolidated for all purposes under the caption In re Medicis Pharmaceutical Corporation Stockholders Litigation, C.A. No. 7857-CS (Del. Ch.). The Arizona action (which was instituted on September 11, 2012) bears the caption Swint v. Medicis Pharmaceutical Corporation, et. al., Case No. CV2012-055635 (Ariz. Sup. Ct.). The actions all alleged, among other things, that the Medicis directors breached their fiduciary duties because they supposedly failed to properly value Medicis and caused materially misleading and incomplete information to be disseminated to Medicis’ public shareholders, and that Valeant and/or Merlin Merger Sub, Inc. aided and abetted those alleged breaches of fiduciary duty. The actions also sought, among other things, injunctive and other equitable relief, and money damages. On November 20, 2012, Medicis and the other named defendants in the Delaware action signed a memorandum of understanding (“MOU”) to settle the Delaware action and resolve all claims asserted by the purported class. In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses in an amount to be determined by the Delaware Court of Chancery. The settlement is subject to court approval and further definitive documentation. The plaintiff in the Arizona action agreed to dismiss her complaint. On January 15, 2013, the Arizona Superior Court issued an order granting the parties' joint stipulation to dismiss the Arizona action.
Obagi Shareholder Class Actions
Prior to the acquisition of all of the outstanding common stock of Obagi Medical Products, Inc. (“Obagi”), the following complaints were filed: (i) a complaint in the Court of Chancery of the State of Delaware, dated March 22, 2013, and amended on April 1, 2013 and on April 8, 2013, captioned Michael Rubin v. Obagi Medical Products, Inc., et al.; (ii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 22, 2013, and amended on March 27, 2013, captioned Gary Haas v. Obagi Medical Products, Inc., et al.; and (iii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 27, 2013, captioned Drew Leonard v. Obagi Medical Products, Inc., et al. Each complaint is a purported shareholder class action and names as defendants Obagi and the members of the Obagi Board. The two complaints filed in California also name Valeant and Odysseus Acquisition Corp. as defendants. The plaintiffs’ allegations in each action are substantially similar. The plaintiffs allege that the members of the Obagi Board breached their fiduciary duties to Obagi’s stockholders in connection with the sale of the company, and the California complaints further allege that Obagi, Valeant and Odysseus Acquisition Corp. aided and abetted the purported breaches of fiduciary duties. In support of their purported claims, the plaintiffs allege that the proposed transaction undervalues Obagi, involves an inadequate sales process and includes preclusive deal protection devices. The plaintiffs in the Rubin case in Delaware and in the Haas case in California also filed amended complaints, which added allegations challenging the adequacy of the disclosures concerning the transaction. The plaintiffs sought damages and to enjoin the transaction, and also sought attorneys’ and expert fees and costs. On April 12, 2013, the defendants entered into an MOU with the plaintiffs to the actions pending in the Court of Chancery of the State of Delaware and the Superior Court of the State of California, pursuant to which Obagi and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. The settlement is subject to the approval of the appropriate court and further definitive documentation. On April 24, 2013, having received notice that the parties had reached an agreement to settle the litigation, the California Court scheduled a “Hearing on Order to Show Cause Re Dismissal” for July 31, 2013. If the MOU is not approved or the applicable conditions are not satisfied, the defendants will continue to vigorously defend these actions.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Antitrust
On April 4, 2008, a direct purchaser plaintiff filed a class action antitrust complaint in the U.S. District Court for the District of Massachusetts against Biovail, its subsidiary Biovail Laboratories International SRL (“BLS”) (now Valeant International Bermuda), GlaxoSmithKline plc, and SmithKline Beecham Inc. (the latter two of which are referred to here as “GSK”) seeking damages and alleging that Biovail, BLS and GSK took actions to improperly delay FDA approval for generic forms of Wellbutrin XL®. In late May and early June 2008, additional direct and indirect purchaser class actions were also filed against Biovail, BLS and GSK in the Eastern District of Pennsylvania, all making similar allegations. After motion practice, the complaints were consolidated, resulting in a lead direct purchaser and a lead indirect purchaser action, and the Court ultimately denied defendants’ motion to dismiss the consolidated complaints.
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
After extensive discovery, briefing and oral argument, the Court granted the defendants’ motion for summary judgment on all but one of the plaintiffs’ claims, and deferred ruling on the remaining claim. Following the summary judgment decision, the Company entered into binding settlement arrangements with both plaintiffs’ classes to resolve all existing claims against the Company. The total settlement amount payable is $49.25 million. In addition, the Company will pay up to $500,000 toward settlement notice costs. These charges were recognized in the second quarter of 2012, within Legal settlements and related fees in the consolidated statements of (loss) income. The settlements require Court approval. The direct purchaser class filed its motion for preliminary approval of its settlement on July 23, 2012. The hearing on final approval of that settlement took place on November 7, 2012, with the court granting final approval to the settlement. The Court has preliminarily approved the settlement with the indirect purchasers and has set a hearing for final approval in June 2013.
Intellectual Property
Pharmascience WELLBUTRIN® XL Litigation
On or about November 8, 2012, Valeant International (Barbados) SRL (now Valeant International Bermuda) (“VIB”) and Valeant Canada LP/Valeant Canada S.E.C. (“Valeant Canada”) received a Notice of Allegation from Pharmascience Inc. (“Pharmascience”) with respect to bupropion hydrochloride 150 mg and 300 mg tablets, marketed in Canada by Valeant Canada as WELLBUTRIN® XL. The patents in issue are Canadian Patent Nos. 2,142,320 and 2,168,364. Pharmascience alleged that its generic form of WELLBUTRIN® XL does not infringe the patents. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister of Health from issuing a Notice of Compliance to Pharmascience was issued in the Federal Court of Canada on December 27, 2012. In January 2013, Pharmascience withdrew its Notice of Allegation. On March 15, 2013, a Notice of Discontinuance was filed with the Court, thereby discontinuing this proceeding.
Watson APLENZIN® Litigation
On or about January 5, 2010, VIB received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc.-Florida (“Watson”), related to Watson’s Abbreviated New Drug Application (“ANDA”) filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which correspond to the Company’s Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA’s Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA’s Orange Book after Watson’s initial certification. Watson alleged these patents are invalid or not infringed. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson’s ANDA. The Delaware action dismissed without prejudice and the litigation proceeded in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

fourth Notices on April 16, 2010. The two actions were consolidated into the first-filed case before the same judge. In the course of discovery, the issues were narrowed and only five of the patents remained in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011 and closing arguments were heard in September 2011. A judgment in this matter was issued on November 8, 2011. The Court found that Watson had failed to prove that VIB’s patents at suit were invalid and granted judgment in favor of VIB. On February 23, 2012, the Court granted VIB’s request for declaratory injunctive relief under 35 U.S.C. 271(e)(4)(A). On July 9, 2012, the Court denied VIB’s request for further injunctive relief under 35 U.S.C. 271(e)(4)(B) and/or 35 U.S.C. 283. Watson is appealing the judgment and VIB is cross-appealing the denial of further injunctive relief under 35 U.S.C. 271(e)(4)(B) and/or 35 U.S.C. 283. The appeal is proceeding in the ordinary course.
Cobalt TIAZAC® XC Litigation
On or about August 17, 2012, VIB and Valeant Canada received a Notice of Allegation from Cobalt Pharmaceuticals Company (“Cobalt”) with respect to diltiazem hydrochloride 180 mg, 240 mg, 300 mg and 360 mg tablets, marketed in Canada by Valeant Canada as TIAZAC® XC. The patents in issue are Canadian Patent Nos. 2,242,224, and 2,307,547. Cobalt alleged that its generic form of TIAZAC® XC does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister of Health from issuing a Notice of Compliance to Cobalt was issued in the Federal Court of Canada on September 28, 2012. A motion to declare Cobalt’s Notice of Allegation to be null and void due to a conflict of interest on the part of Cobalt’s legal counsel was heard by a judge of the Federal Court on December 17, 2012. The parties are awaiting the Court’s decision, which could require Cobalt to re-commence with a new Notice of Allegation. Otherwise, the application is proceeding in the ordinary course. A hearing in this matter is expected to take place in June 2014. In addition, the Court has set a date for the hearing of the Plaintiff’s disclosure motion of May 17, 2013.
Banner TARGRETIN® Litigation
On or about August 26, 2011, Eisai received a Notice of Paragraph IV Certification dated August 25, 2011 from Banner Pharmacaps Inc. (“Banner”), related to Banner’s ANDA filing with the FDA for bexarotene capsules, 75 mg, which correspond to the Targretin® capsules. In the notice, Banner asserted that U.S. Patent Nos. 5,780,676 C1 (the “'676 Patent”) and 5,962,731 (the “'731 Patent”), which are listed in the FDA’s Orange Book for Targretin®, are either invalid, unenforceable and/or will not be infringed by Banner’s manufacture, use, sale or offer to sale of Banner’s generic product for which the ANDA was submitted. At that time, Eisai held the U.S. rights to the Targretin® product, including the '676 patent and the '731 patent and the NDA for the Targretin® product. Eisai filed suit pursuant to the Hatch-Waxman Act against Banner on October 4, 2011, in the U.S. District Court for the District of Delaware, thereby triggering a 30-month stay of the approval of Banner’s ANDA. In the suit, Eisai alleged infringement by Banner of one or more claims of the '676 Patent and the '731 Patent. On December 18, 2012, Mylan Pharmaceuticals Inc. (“Mylan”) was added as a defendant in the proceedings after Eisai was informed that Mylan had acquired certain rights in the ANDA. On February 20, 2013, the Company acquired from Eisai the U.S. rights to the Targretin® product, including the '676 patent and the '731 patent and the NDA for the Targretin® product, which were, in turn, transferred to the Company’s indirect wholly-owned subsidiary, Valeant Pharmaceuticals Luxembourg S.a.r.l. (“Valeant Luxembourg”). On April 24, 2013, the parties entered into a stipulation to add Valeant Luxembourg as a plaintiff in the proceedings. Fact discovery is scheduled to close June 14, 2013. Document production with respect to Eisai was completed on April 11, 2013. Expert discovery is scheduled to begin July 1, 2013 and continue through October 11, 2013. A four-day bench trial is set to begin on December 16, 2013. The matter is proceeding in the ordinary course.
General Civil Actions
AWP Complaints
Complaints have been filed by the City of New York, the State of Alabama, the State of Mississippi, the State of Louisiana and a number of counties within the State of New York, claiming that BPI, and numerous other pharmaceutical companies, made fraudulent misstatements concerning the “average wholesale price” (“AWP”) of their prescription drugs, resulting in alleged overpayments by the plaintiffs for pharmaceutical products sold by the companies.
The City of New York and plaintiffs for all the counties in New York (other than Erie, Oswego and Schenectady) voluntarily dismissed BPI and certain others of the named defendants on a without prejudice basis. Similarly, the State of Mississippi voluntarily dismissed its claim against BPI and a number of defendants on a without prejudice basis.

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
False Claims Complaint
On December 15, 2009, BPI (then called Biovail Pharmaceuticals LLC) was served with a Seventh Amended Complaint under the False Claims Act in an action captioned United States of America, ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, et al., United States District Court, District of Massachusetts. This case was originally filed in 2002 and maintained under seal until shortly before BPI was served. Twenty other companies are named as defendants. In the Seventh Amended Complaint, Conrad alleges that various formulations of Rondec, a product formerly owned by BPI, were not properly approved by the FDA and therefore not a “Covered Outpatient Drug” within the meaning of the Medicaid Rebate Statute. As such, Conrad alleges that Rondec was not eligible for reimbursement by federal healthcare programs, including Medicaid. Conrad seeks treble damages and civil penalties under the False Claims Act. Motions to dismiss have been brought by the defendants. Briefing on these motions concluded on March 30, 2012 and the hearing took place on November 8, 2012. In February 2013, the Court allowed the defendants’ motions and dismissed the complaint.
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
Anacor Breach of Contract Proceeding
On or about October 29, 2012, the Company received notice from Anacor Pharmaceuticals, Inc. (“Anacor”) seeking to commence arbitration of a breach of contract dispute under a master services agreement dated March 26, 2004 between Anacor and Dow Pharmaceuticals (“Dow”) related to certain development services provided by Dow in connection with Anacor’s efforts to develop its onychomycosis nail-penetrating anti-fungal product. Anacor has asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. Anacor is seeking injunctive relief and damages of at least $215.0 million. A hearing in the arbitration is scheduled for September 2013. A motion for a preliminary injunction was filed and a hearing for such motion had been set to begin on May 6, 2013. However, as announced on May 2, 2013, the Company has agreed that the launch of efinaconazole, its topical product candidate for the treatment of onychomycosis, will not occur until after the September 2013 arbitration hearing. As a result, the preliminary injunction hearing has been canceled. The Company intends to vigorously contest these claims and continues to expect to launch the product in 2013.
Legacy Medicis Litigation
Anacor Arbitration and Litigation
On November 28, 2012, Anacor filed a claim for arbitration, alleging that Medicis had breached the research and development agreement between the parties relating to the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne (the “Agreement”). Under the terms of the Agreement, Anacor is responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, and Medicis will have an option to obtain an exclusive license for products covered by the Agreement. Anacor alleges in its claim that it is entitled to a milestone payment from Medicis due to its identification and development of a

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

suitable compound to be advanced in the research collaboration. Medicis believes Anacor failed to meet the milestone requirements and, on May 18, 2012, provided notice to Anacor that Anacor has breached the Agreement. On December 11, 2012, Medicis filed a suit against Anacor in the Delaware Chancery Court seeking declaratory and equitable relief, including specific performance under the Agreement, as well as a motion for preliminary injunction of the arbitration proceedings. Anacor filed a motion to dismiss this matter and a hearing was held on the motion on April 24, 2013. A decision on that motion is pending.
Stiefel VELTIN™ Litigation
On July 28, 2010, Medicis filed suit against Stiefel Laboratories, Inc. (“Stiefel”), a subsidiary of GlaxoSmithKline plc, in the U.S. District Court for the Western District of Texas-San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel will infringe one or more claims of its U.S. Patent No. RE41,134 (the “'134 Patent”) covering Medicis’ product ZIANA® Gel. Medicis has rights to the '134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief requested included a request for a permanent injunction preventing Stiefel from infringing the '134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the '134 Patent, including such activities relating to VELTIN™ Gel, and from inducing or contributing to any such activities. On October 8, 2010, Medicis and the owner of the '134 Patent filed a motion for a Preliminary Injunction seeking to enjoin sales of VELTIN™ Gel. Medicis also requested a temporary restraining order, which application was heard and denied by the Court on October 15, 2010.
On May 15, 2012, Medicis filed an amended complaint converting the prior claim of declaratory relief into a claim of patent infringement. On June 15, 2012, Stiefel responded to the amended complaint and alleged a new declaratory relief counterclaim relating to U.S. Patent No. 6,387,383 (the “'383 Patent”), which patent also covers the ZIANA® Gel product. On March 27, 2013, an order for a new Markman hearing was entered, which the Court sought to schedule in late April. The parties have agreed to a 30-day extension of this hearing in order to finalize settlement discussions.
Actavis ZIANA® Litigation
On March 30, 2011, Medicis received a Notice of Paragraph IV Patent Certification Notice from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for approval to market a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis’ Paragraph IV Patent Certification alleges that Medicis’ '134 Patent and '383 Patent will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted, and that the '134 Patent and the '383 Patent are otherwise invalid. On May 11, 2011, Medicis filed suit against Actavis in the U.S. District Court for the District of Delaware. Originally, the suit sought an adjudication that Actavis’ ANDA infringes one or more claims of the '134 Patent and the '383 Patent, and that if approved, Actavis’ product will infringe those patents. In February 2012, Medicis withdrew the '134 Patent from the litigation and all claims concerning that patent were dismissed without prejudice. The relief requested includes a request for a permanent injunction preventing the FDA from approving Actavis’ ANDA. As a result of the filing of the suit, the 30-month stay period was triggered. Fact discovery concluded on October 19, 2012. A mediation was held on November 13, 2012, but did not result in settlement. The bench trial was set to commence on July 8, 2013. On April 9, 2013 the parties entered into a settlement agreement concerning this litigation and the Arizona state court litigation (discussed in the immediately following paragraph) and the case was dismissed on April 10, 2013.
In addition to seeking injunctive relief on the basis of patent infringement in the federal case described above, Medicis also sought injunctive relief and monetary damages in a lawsuit filed against Actavis in the Superior Court of the State of Arizona, County of Maricopa. In the lawsuit, filed on March 21, 2011, Medicis alleged that Actavis had breached a distribution and supply agreement with Medicis by filing and pursuing its ZIANA® ANDA with the FDA without following certain requirements set forth in such agreement, including a requirement to provide advance notice to Medicis. Medicis sought both money damages and injunctive relief as remedies in the action. The injunctive relief sought in the lawsuit included a request to enjoin Actavis from pursuing its generic version of ZIANA® for a period of time that could extend beyond the 30-month stay applicable in the federal case. Medicis filed a motion for summary judgment in this matter. As noted above, the parties entered into a settlement agreement on April 9, 2013 and a dismissal of this case was entered on April 10, 2013. Under the terms of the settlement agreement, Actavis may launch its generic version of ZIANA® in July 2016, or earlier under certain circumstances. Medicis will receive a share of the economics from sales of such generic products sold by Actavis under the settlement agreement.
Actavis ZYCLARA® Litigation

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

On August 8, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Actavis advising that Actavis has filed an ANDA with the FDA for a generic version of Medicis’ product ZYCLARA® (Imiquimod) Cream, 3.75%. Actavis’ Paragraph IV Certification alleges that Medicis’ U.S. Patent No. 8,236,816 (the “'816 Patent”) is invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product for which the ANDA was submitted. On August 31, 2012, Medicis filed suit against Actavis in the U.S. District Court for the District of Delaware alleging infringement by Actavis of one or more claims of the '816 Patent. Medicis received an Issue Notification for a second patent covering ZYCLARA® Cream, 3.75%, which patent was expected to issue on August 14, 2012 pursuant to U.S. Patent Application No. 13/182,433 (the “'433 Application”). Medicis subsequently received from Actavis a Notice of Paragraph IV Certification with respect to the '433 Application. On October 30, 2012, the USPTO issued U.S. Patent No. 8,299,109 under the '433 Application (the “'109 Patent”). On November 2, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Actavis alleging that the '109 Patent is invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product for which the ANDA was submitted. The Paragraph IV Certification was in substance the same as the previously received Paragraph IV Certifications. On November 21, 2012, the Court entered a scheduling order in the case setting a Markman hearing date of June 21, 2013 and a trial beginning on January 21, 2014. The Parties entered into a settlement agreement on April 9, 2013 and a dismissal of this case was entered on April 10, 2013. Under the terms of the settlement agreement, Actavis may launch its generic version of Zyclara® on January 1, 2019, or earlier under certain circumstances. Medicis will receive a share of the economics from sales of such generic products sold by Actavis under the settlement agreement.
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
Employment Matter
In September, 2011, Medicis received a demand letter from counsel purporting to represent a class of female sales employees alleging gender discrimination in, among others things, compensation and promotion as well as claims that the former management group maintained a work environment that was hostile and offensive to female sales employees. Related charges of discrimination were filed prior to the end of 2011 by six former female sales employees with the Equal Employment Opportunity Commission (the “EEOC”). Three of those charges have been dismissed by the EEOC and the EEOC has made no findings of discrimination. Medicis engaged in mediation with such former employees. On March 19, 2013, Medicis and counsel for the former employees signed an MOU to settle this matter on a class-wide basis and resolve all claims with respect thereto. In connection with the agreed-upon settlement, Medicis would pay a specified sum and would pay the costs of the claims administration up to an agreed-upon fixed amount. Medicis would also implement certain specified programmatic relief. The settlement is subject to negotiation of a settlement agreement between the parties and approval of such settlement agreement and settlement documentation by the United States District Court for the District of Columbia.

18.	SEGMENT INFORMATION
Reportable Segments
As a result of the Company’s acquisition strategy and continued growth, impacted most recently by the December 2012 Medicis acquisition, the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), began to manage the business differently in 2013, which necessitated a realignment of the segment structure. Pursuant to this change, which was effective in the first quarter of 2013, the Company now has two reportable segments: (i) Developed Markets, and (ii) Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. The following is a brief description of the Company’s segments:

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical and OTC products, and alliance and contract service revenues, in the areas of dermatology and topical medication, aesthetics (including medical devices), dentistry, ophthalmology and podiatry, (ii) sales in the U.S. of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products the Company developed or acquired and (iii) pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

•
Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Central and Eastern Europe (primarily Poland, Serbia, and Russia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), Southeast Asia and South Africa.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, legal settlements and related fees and in-process research and development impairments and other charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance.
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
Segment Revenues and Profit
Segment revenues and profit for the three-month periods ended March 31, 2013 and 2012 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Developed Markets(1)	$771,144	$618,888
Emerging Markets(2)	297,211	237,215
Total revenues	1,068,355	856,103

Segment profit:
Developed Markets(3)	185,253	155,719
Emerging Markets(4)	28,557	22,971
Total segment profit	213,810	178,690

Corporate(5)	(37,657)	(34,358)
Restructuring, integration and other costs	(48,985)	(62,337)
Acquisition-related costs	(7,899)	(7,505)
Legal settlements and related fees	(4,448)	(3,155)
Acquisition-related contingent consideration	2,185	(9,839)
Operating income	117,006	61,496
Interest income	1,596	1,123
Interest expense	(155,315)	(102,025)
Loss on extinguishment of debt	(21,379)	(133)
Foreign exchange and other	1,439	24,299
Gain on investments, net	1,859	2,059
Loss before recovery of income taxes	$(54,794)	$(13,181)
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue of $256.5 million in the three-month period ended March 31, 2013, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from the Medicis, OraPharma, Eisai, J&J North America and University Medical acquisitions.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue of $48.0 million in the three-month period ended March 31, 2013, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from the Natur Produkt, Gerot Lannach and Atlantis acquisitions.

(3)
Developed Markets segment profit reflects the addition of operations from all 2012 acquisitions and all 2013 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $203.5 million in the three-month period ended March 31, 2013, in the aggregate, primarily from Medicis and legacy Valeant operations.

(4)
Emerging Markets segment profit reflects the addition of operations from all 2012 acquisitions and all 2013 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $56.5 million in the three-month period ended March 31, 2013, in the aggregate, primarily from legacy Valeant operations.

(5)	Corporate reflects non-restructuring-related share-based compensation expense of $9.1 million and $19.2 million in the three-month periods ended March 31, 2013 and 2012, respectively.
Segment Assets
Total assets by segment as of March 31, 2013 and December 31, 2012 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of March 31, 2013	As of December 31, 2012
Assets:
Developed Markets(1)	$12,521,653	$12,859,099
Emerging Markets(2)	4,187,783	4,056,666
	16,709,436	16,915,765
Corporate	777,031	1,034,614
Total assets	$17,486,467	$17,950,379
____________________________________

(1)	Developed Markets segment assets as of March 31, 2013 reflect the provisional amounts of identifiable intangible assets acquired from Eisai of $112.0 million.

(2)	Emerging Markets segment assets as of March 31, 2013 reflect the provisional amounts of identifiable intangible assets and goodwill of Natur Produkt of $98.8 million and $34.7 million, respectively.

19.	SUBSEQUENT EVENTS
Zovirax Authorized Generic Agreement and Co-Promotion Agreements
On April 4, 2013, the Company entered into an agreement for Actavis to be exclusive marketer and distributor of an authorized generic of the Company’s Zovirax® ointment product (the “Zovirax® ointment agreement”). In addition, on April 4, 2013, the Company granted Actavis the exclusive right to co-promote Zovirax® cream to obstetricians and gynecologists in the U.S., and Actavis has granted the Company the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape product in the U.S. Under the terms of the exclusive Zovirax® ointment agreement, the Company will supply Actavis with a generic version of the Company’s Zovirax® ointment product and Actavis will market and distribute the product in the U.S. Under the terms of the agreement related to the co-promotion of Zovirax® cream, Actavis will utilize its existing Specialty Brands sales and marketing structure to promote the product and will receive a co-promotion fee from sales generated by prescriptions written by its targeted physician group. Under the terms of the Cordran® Tape co-promotion agreement, the Company will utilize its existing dermatology sales and marketing structure to promote the product, and will receive a co-promotion fee on sales.
Obagi Medical Products, Inc.
On April 25, 2013, the Company completed its acquisition of all of the outstanding shares of Obagi Medical Products, Inc. (“Obagi”) at a price of $24 per share in cash, without interest. The aggregate purchase price paid by the Company in connection with this acquisition is approximately $440 million. Obagi is a specialty pharmaceutical company that develops, markets, and sells topical aesthetic and therapeutic skin-health systems with a product portfolio that includes dermatology brands including Obagi Nu-Derm®, Condition & Enhance®, Obagi-C® Rx, ELASTIDerm® and CLENZIDerm®.
The transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the respective acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects, which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.
Sale of Metronidazole 1.3%
On April 30, 2013, the Company agreed to sell the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for approximately $55 million, which includes upfront and certain milestone payments, and minimum royalties for the first three years of commercialization.  In addition, royalties are payable to the Company beyond the initial three-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The Company acquired Metronidazole 1.3% as part of the acquisition of Medicis in December 2012, and the carrying amount of the related IPR&D asset is $66.6 million as of March 31, 2013, based on the provisional fair value as of the acquisition date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended March 31, 2013 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
Additional information relating to the Company, including the 2012 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of May 3, 2013.
All dollar amounts are expressed in U.S. dollars, unless otherwise noted.
COMPANY PROFILE
We are a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products, as well as medical devices. Our specialty pharmaceutical and over-the-counter (“OTC”) products are marketed under brand names and are sold in the U.S., Canada, Australia and New Zealand, where we focus most of our efforts on products in the dermatology and neurology therapeutic classes. We also have branded generic, branded and OTC operations in Central and Eastern Europe, Latin America, Southeast Asia and South Africa.
Our strategy is to focus our business on core geographies and therapeutic classes, manage pipeline assets either internally or through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, debt repayments and repurchases, and share buybacks. We believe this strategy will allow us to improve both our growth rate and profitability and to enhance shareholder value.
BUSINESS DEVELOPMENT
We continue to focus the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies. We have completed several transactions to expand our product portfolio, including, among others, the following acquisitions in 2013:

Acquisition Date
Acquisitions of businesses and product rights
Obagi Medical Products, Inc. (“Obagi”)	April 25, 2013
Certain assets of Eisai Inc. (“Eisai”)	February 20, 2013
Natur Produkt International, JSC (“Natur Produkt”)	February 1, 2013
For more information regarding our acquisitions, see note 3 and note 19 to the unaudited consolidated financial statements.
RESTRUCTURING AND INTEGRATION
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Medicis Pharmaceutical Corporation (“Medicis”) businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we have identified approximately $300 million of cost synergies on an annual run rate basis that we expect to achieve by the end of 2013. This amount does not include potential revenue synergies or the potential benefits of expanding the Company’s corporate structure to Medicis’ operations.
We estimate that we will incur total costs significantly less than the estimated annual synergies of $300 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2013. Since the acquisition date, total costs of $143.3 million (including (i) $101.4 million of restructuring expenses, (ii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. on sales of Sculptra®, and (iii) $9.7 million of integration expenses) have been incurred through March 31, 2013. These costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been or will be terminated as a result of the Medicis acquisition; in-process research and development (“IPR&D”) termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
See note 5 to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our Medicis acquisition-related initiatives through March 31, 2013.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended March 31,
	2013	2012	Change
($ in 000s, except per share data)	$	$	$	%
Revenues	1,068,355	856,103	212,252	25
Operating expenses	951,349	794,607	156,742	20
Net loss	(27,530)	(12,921)	(14,609)	113
Basic and diluted loss per share	(0.09)	(0.04)	(0.05)	125

	As of March 31, 2013	As of December 31, 2012	Change
($ in 000s)	$	$	$	%
Total assets	17,486,467	17,950,379	(463,912)	(3)
Long-term debt, including current portion	10,617,120	11,015,625	(398,505)	(4)
Financial Performance
Changes in Revenues
Total revenues increased $212.3 million, or 25%, to $1,068.4 million in the first quarter of 2013, compared with $856.1 million in the first quarter of 2012, primarily due to:

•
incremental product sales revenue of $269.3 million, in the aggregate, from all 2012 acquisitions in the first quarter of 2013, primarily from the Medicis, OraPharma Topco Holdings, Inc. (“OraPharma”), Gerot Lannach, Johnson & Johnson Consumer Companies, Inc (“J&J North America”), University Medical Pharmaceuticals Corp. (“University Medical”) and Atlantis Pharma (“Atlantis”) acquisitions. We also recognized incremental product sales revenue of $35.2 million, in the aggregate, from all 2013 acquisitions in the first quarter of 2013, primarily from the Eisai and Natur Produkt acquisitions; and

•
incremental product sales revenue of $38.5 million in the first quarter of 2013, related to growth from the existing business primarily from the impact of pricing actions, excluding the decline in Developed Markets described below.

Those factors were partially offset by:

•
alliance revenue of $66.3 million on the sale of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”) and 5% fluorouracil cream (“5-FU”) products in the first quarter of 2012 that did not similarly occur in the first quarter of 2013;

•
decrease in product sales in the Developed Markets segment of $29.4 million, in the aggregate, due to (i) generic competition, primarily related to a continuing decline in sales of Cesamet® and BenzaClin®, and (ii) a decline in product sales of certain suncare and skincare brands sold primarily in Australia and Canada that are classified as assets held for sale;

•
a negative impact from divestitures, discontinuations and supply interruptions of $24.9 million in the first quarter of 2013, including a decrease of $4.4 million related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012; and

•	a negative foreign currency exchange impact on the existing business of $5.2 million in the first quarter of 2013.
Changes in Earnings
Net loss increased $14.6 million, or 113%, to $27.5 million (basic and diluted loss per share of $0.09) in the first quarter of 2013, compared with $12.9 million (basic and diluted loss per share of $0.04) in the first quarter of 2012, reflecting the following factors:

•	an increase of $125.5 million in amortization expense, as described below under “Results of Operations — Operating Expenses — Amortization of Intangible Assets”;

•	an increase of $64.6 million in selling, general and administrative expense, as described below under “Results of Operations — Operating Expenses — Selling, General and Administrative Expenses”;

•	an increase of $53.3 million in interest expense, as described below under “Results of Operations — Non-Operating Income (Expense) — Interest Expense”;

•	a decrease of $22.9 million in foreign exchange and other, as described below under “Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other”; and

•	an increase of $21.2 million in loss on extinguishment of debt, as described below under “Results of Operations — Non-Operating Income (Expense) — Loss on Extinguishment of Debt”.
Those factors were partially offset by:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $227.3 million, mainly related to the incremental contribution of Medicis, OraPharma, Eisai, Natur Produkt and Gerot Lannach;

•	an increase of $27.0 million in recovery of income taxes, as described below under “Results of Operations — Income Taxes”; and

•	a decrease of $13.4 million in restructuring, integration and other costs, as described below under “Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs”.
Cash Dividends
No dividends were declared or paid in the first quarters of 2013 and 2012. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”) include restrictions on the payment of dividends.
RESULTS OF OPERATIONS
Reportable Segments
As a result of our acquisition strategy and continued growth, impacted most recently by the December 2012 Medicis acquisition, our Chief Executive Officer (“CEO”), who is our Chief Operating Decision Maker (“CODM”), began to manage the business differently in 2013, which necessitated a realignment of the segment structure. Pursuant to this change, which was effective in the first quarter of 2013, we now have two reportable segments: (i) Developed Markets, and (ii) Emerging Markets. Accordingly, we have restated prior period segment information to conform to the current period presentation. The following is a brief description of our segments:

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical and OTC products, and alliance and contract service revenues, in the areas of dermatology and topical medication, aesthetics (including medical devices), dentistry, ophthalmology and podiatry, (ii) sales in the U.S. of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired and (iii) pharmaceutical and OTC products sold in Canada, Australia and New Zealand.

•
Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Central and Eastern Europe (primarily Poland, Serbia, and Russia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), Southeast Asia and South Africa.

Revenues By Segment
The following table displays revenues by segment for the first quarters of 2013 and 2012, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not sum due to rounding.

	Three Months Ended March 31,
	2013		2012		Change
($ in 000s)	$	%	$	%	$	%
Developed Markets	771,144	72	618,888	72	152,256	25
Emerging Markets	297,211	28	237,215	28	59,996	25
Total revenues	1,068,355	100	856,103	100	212,252	25
Total revenues increased $212.3 million, or 25%, to $1,068.4 million in the first quarter of 2013, compared with $856.1 million in the first quarter of 2012, mainly attributable to the effect of the following factors:

•	in the Developed Markets segment:

•
the incremental product sales revenue of $256.5 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from (i) the 2012 acquisitions of Medicis (mainly driven by Solodyn®, Restylane®, Dysport®, Ziana®, Vanos® and Perlane® product sales), OraPharma (mainly driven by Arestin® product sales), certain assets of J&J North America (mainly driven by Ambi®, Shower to Shower® and Caladryl® product sales) and certain assets of University Medical (mainly driven by AcneFree™ product line sales); and (ii) the 2013 acquisition of certain assets of Eisai (Targretin® product sales); and

•
an increase in product sales from the existing business (excluding the decline described below) of $13.7 million, or 3%, driven by growth of the core dermatology brands, including Retin-A Micro®, Acanya®, CeraVe® and Zovirax®. As a result of the approval of a generic Zovirax® ointment in April 2013, we will likely experience declining Zovirax® ointment revenues in the future, and such declines could be material.  Refer to note 19 of notes to unaudited consolidated financial statements for details regarding Zovirax® agreements entered into in April 2013 with Actavis.

Those factors were partially offset by:

•	alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first quarter of 2012 that did not similarly occur in the first quarter of 2013;

•
decrease in product sales of $29.4 million, in the aggregate, due to (i) generic competition, primarily related to a continuing decline in sales of Cesamet® and BenzaClin®, and (ii) a decline in product sales of certain suncare and skincare brands sold primarily in Australia and Canada that are classified as assets held for sale. We anticipate a continuing decline in sales of Cesamet® and BenzaClin® due to continued generic erosion, however the rate of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions;

•
a negative impact from divestitures, discontinuations and supply interruptions of $15.7 million in the first quarter of 2013, including a decrease of $4.4 million related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012; and

•	a negative foreign currency exchange impact on the existing business of $1.1 million in the first quarter of 2013.

•	in the Emerging Markets segment:

•
the incremental product sales revenue of $48.0 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from (i) the 2012 acquisitions of certain assets of Gerot Lannach and Atlantis and (ii) the 2013 acquisition of Natur Produkt; and

•	an increase in product sales from the existing business of $25.0 million, or 11%, in the first quarter of 2013.
Those factors were partially offset by:

•	a negative impact from divestitures, discontinuations and supply interruptions of $9.2 million in the first quarter of 2013; and

•	a negative foreign currency exchange impact on the existing business of $4.1 million in the first quarter of 2013.

Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, legal settlements and related fees and in-process research and development impairments and other charges, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. In addition, share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.
The following table displays profit by segment for the first quarters of 2013 and 2012, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2013		2012		Change
($ in 000s)	$	%(1)	$	%(1)	$	%
Developed Markets	185,253	24	155,719	25	29,534	19
Emerging Markets	28,557	10	22,971	10	5,586	24
Total segment profit	213,810	20	178,690	21	35,120	20
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
Total segment profit increased $35.1 million, or 20%, to $213.8 million in the first quarter of 2013, compared with $178.7 million in the first quarter of 2012, mainly attributable to the effect of the following factors:

•	in the Developed Markets segment:

•
an increase in contribution of $181.8 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from the product sales of Medicis, OraPharma and Eisai, including expenses for acquisition accounting adjustments related to inventory of $41.1 million, in the aggregate;

•
an increase in contribution from product sales from the existing business (excluding the favorable impact related to the acquisition accounting adjustments related to inventory in the first quarter of 2012 that did not similarly occur in the first quarter of 2013 and the declines described below) of $14.8 million, driven by growth of the core dermatology brands, including Retin-A Micro®, Acanya®, CeraVe® and Zovirax®; and

•
a favorable impact of $32.9 million related to the existing business acquisition accounting adjustments related to inventory in the first quarter of 2012 that did not similarly occur in the first quarter of 2013.

Those factors were partially offset by:

•	an increase in operating expenses (including amortization expense) of $156.5 million in the first quarter of 2013, primarily associated with the acquisitions of new businesses within the segment;

•	a decrease in contribution of $26.8 million in the first quarter of 2013, primarily related to the lower sales of Cesamet® and BenzaClin® as a result of generic competition; and

•
a decrease in contribution of $14.4 million in the first quarter of 2013, primarily related to divestitures, discontinuations and supply interruptions. The largest contributor to the decrease was a reduction in IDP-111 royalty revenue of $4.4 million as a result of the sale of IDP-111 in February 2012.

•	in the Emerging Markets segment:

•
an increase in contribution of $30.8 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, in the first quarter of 2013, primarily from the sale of Natur Produkt and Gerot Lannach products, including expenses for acquisition accounting adjustments related to inventory of $2.2 million, in the aggregate, in the first quarter of 2013;

•	an increase in contribution from product sales from the existing business of $12.9 million in the first quarter of 2013; and

•	an increase in alliance contribution of $2.5 million in the first quarter of 2013.

Those factors were partially offset by:

•	an increase in operating expenses (including amortization expense) of $32.0 million in the first quarter of 2013, primarily associated with the acquisitions of new businesses within the segment;

•	a decrease in contribution of $4.9 million in the first quarter of 2013 related to divestitures, discontinuations and supply interruptions; and

•	a negative foreign currency exchange impact on the existing business contribution of $3.8 million in the first quarter of 2013.
Operating Expenses
The following table displays the dollar amount of each operating expense category for the first quarters of 2013 and 2012, the percentage of each category compared with total revenues in the respective year, and the dollar and percentage changes in the dollar amount of each category. Percentages may not sum due to rounding.

	Three Months Ended March 31,
	2013		2012		Change
($ in 000s)	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	284,904	27	224,196	26	60,708	27
Cost of alliance and service revenues	15,429	1	87,640	10	(72,211)	(82)
Selling, general and administrative	241,899	23	177,286	21	64,613	36
Research and development	23,795	2	22,006	3	1,789	8
Amortization of intangible assets	326,175	31	200,643	23	125,532	63
Restructuring, integration and other costs	48,985	5	62,337	7	(13,352)	(21)
Acquisition-related costs	7,899	1	7,505	1	394	NM
Legal settlements and related fees	4,448	—	3,155	—	1,293	41
Acquisition-related contingent consideration	(2,185)	—	9,839	1	(12,024)	(122)
Total operating expenses	951,349	90	794,607	93	156,742	20
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold
Cost of goods sold, which excludes the amortization of intangible assets described separately below under “— Amortization of Intangible Assets” increased $60.7 million, or 27%, to $284.9 million in the first quarter of 2013, compared with $224.2 million in the first quarter of 2012. The percentage increase in cost of goods sold in the first quarter of 2013 was lower than the corresponding 38% increase in product sales in the first quarter of 2013, primarily due to:

•	a favorable impact from product mix primarily related to the Medicis product portfolio; and

•	the benefits realized from worldwide manufacturing rationalization initiatives.
Those factors were partially offset by:

•	decreased sales of Cesamet® and BenzaClin® which have a higher gross profit margin than our overall margin; and

•
the impact of higher acquisition accounting adjustments of $10.2 million, to $43.2 million in the first quarter of 2013, compared with $33.0 million in the first quarter of 2012, related to acquired inventories that were subsequently sold in the first quarter of 2013.

Cost of Alliance and Service Revenues
Cost of alliance and service revenues decreased $72.2 million, or 82%, to $15.4 million in the first quarter of 2013, compared with $87.6 million in the first quarter of 2012, primarily due to the inclusion of the carrying amounts of the IDP-111 and 5-FU intangible assets of $69.2 million, in the aggregate, which were expensed on the sale of these products in the first quarter of 2012.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $64.6 million, or 36%, to $241.9 million in the first quarter of 2013, compared with $177.3 million in the first quarter of 2012, primarily due to:

•	increased expenses in our Developed Markets segment ($41.0 million) primarily driven by the acquisitions of new businesses within the segment, including the Medicis acquisition; and

•	increased expenses in our Emerging Markets segment ($19.9 million), primarily driven by the acquisitions of new businesses within this segment.
As a percentage of revenue, Selling, general and administrative expenses increased to 23% in the first quarter of 2013, as compared to 21% in the first quarter of 2012, primarily related to timing of synergy realization from the Medicis acquisition.
Research and Development Expenses
Research and development expenses increased $1.8 million, or 8%, to $23.8 million in the first quarter of 2013, compared with $22.0 million in the first quarter of 2012, primarily due to spending on new programs acquired in the Medicis and OraPharma acquisitions, partially offset by lower spending on ezogabine/retigabine reflecting the U.S. launch in the second quarter of 2012. See note 3 to the unaudited consolidated financial statements for additional information relating to the Medicis and OraPharma acquisitions.
Amortization of Intangible Assets
Amortization of intangible assets increased $125.5 million, or 63%, to $326.2 million in the first quarter of 2013, compared with $200.6 million in the first quarter of 2012, primarily due to (i) the amortization of the Medicis, OraPharma and Gerot Lannach identifiable intangible assets of $54.2 million, in the aggregate, in the first quarter of 2013, (ii) impairment charges of $26.1 million related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia, to their estimated fair value less costs to sell as of March 31, 2013, and (iii) $22.2 million related to the write-off of the carrying value of the Opana® intangible asset in the first quarter of 2013.
As part of our ongoing assessment of potential impairment indicators related to our intangible assets, we will closely monitor the performance of our product portfolio, including ezogabine/retigabine (immediate-release formulation) which is marketed under a collaboration agreement with GlaxoSmithKline and has an intangible asset with a carrying amount of $653.9 million as of March 31, 2013. In addition, we are also collaborating with GlaxoSmithKline on a modified-release formulation of ezogabine/retigabine, which is recorded as an IPR&D asset with a carrying amount of $93.8 million as of March 31, 2013.  If our ongoing assessments reveal indications of impairment to these assets or others, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration, and other costs of $49.0 million and $62.3 million in the first quarters of 2013 and 2012, respectively, primarily related to the Medicis acquisition and other acquisitions. Refer to note 5 of notes to unaudited consolidated financial statements for further details.
Legal Settlements and Related Fees
Legal settlements and related fees increased $1.3 million, or 41%, to $4.4 million in the first quarter of 2013, compared with $3.2 million in the first quarter of 2012. The costs in both periods primarily related to settlements and related fees associated with patent-related litigations.
Acquisition-Related Contingent Consideration
In the first quarter of 2013, we recognized an acquisition-related contingent consideration gain of $2.2 million. The gain was primarily driven by a net gain related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011. In April 2013, Mylan Inc. launched a generic Zovirax® ointment, which was earlier than we previously anticipated. Also, in April 2013, we entered into an agreement with Actavis, Inc. (“Actavis”) to launch the authorized generic ointment for Zovirax®. Refer to note 19 of notes to unaudited consolidated financial statements for further information regarding the agreements with Actavis. As a result of these events, the projected revenue forecast was adjusted, resulting in an acquisition-related contingent consideration net gain of $3.1 million. This net gain was partially offset by fair value adjustments related to other acquisitions, including accretion for the time value of money.
In the first quarter of 2012, we recognized an acquisition-related contingent consideration loss of $9.8 million, primarily driven by changes in the fair value of acquisition-related contingent consideration, mainly related to accretion for the time value of money, of $6.9 million for the Elidel®/Xerese®/Zovirax® agreement with Meda and $2.2 million for the iNova acquisition.

Non-Operating Income (Expense)
The following table displays each non-operating income or expense category in the first quarters of 2013 and 2012 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended March 31,
	2013	2012	Change
($ in 000s; Income (Expense))	$	$	$	%
Interest income	1,596	1,123	473	42
Interest expense	(155,315)	(102,025)	(53,290)	52
Loss on extinguishment of debt	(21,379)	(133)	(21,246)	NM
Foreign exchange and other	1,439	24,299	(22,860)	(94)
Gain on investments, net	1,859	2,059	(200)	(10)
Total non-operating expense	(171,800)	(74,677)	(97,123)	130
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $53.3 million, or 52%, to $155.3 million in the first quarter of 2013, compared with $102.0 million in the first quarter of 2012, primarily reflecting an increase in interest expense of $48.5 million, in the aggregate, in the first quarter of 2013, related to the borrowings under our senior notes and our senior secured credit facilities. Interest expense in the first quarters of 2013 and 2012 included the non-cash amortization of debt discounts and deferred financing costs of $9.6 million and $5.7 million, respectively, in the aggregate.
Loss on Extinguishment of Debt
In the first quarter of 2013, we recognized losses of $21.4 million related to the refinancing of our term loan B facility and our incremental term loan B facility on February 21, 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
Foreign Exchange and Other
Foreign exchange and other decreased $22.9 million, or 94%, to $1.4 million in the first quarter of 2013, compared with $24.3 million in the first quarter of 2012, primarily due to the $25.4 million gain realized in the first quarter of 2012 on an intercompany loan that was not designated as permanent in nature that did not similarly occur in the first quarter of 2013. This was partially offset by the translation gains from our European operations in the first quarter of 2013.
Income Taxes
The following table displays the dollar amount of the current and deferred provisions for income taxes in the first quarters of 2013 and 2012 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not sum due to rounding.

	Three Months Ended March 31,
	2013	2012	Change
($ in 000s; (Income) Expense)	$	$	$	%
Current income tax expense	10,100	14,600	(4,500)	(31)
Deferred income tax benefit	(37,364)	(14,860)	(22,504)	151
Total recovery of income taxes	(27,264)	(260)	(27,004)	NM
____________________________________
NM — Not meaningful
In the three-month period ended March 31, 2013, we recognized a net income tax recovery of $27.3 million, of which $28.7 million related to the expected tax recovery in tax jurisdictions outside of Canada offset with an income tax expense of $1.4 million related to Canadian income taxes. In the three-month period ended March 31, 2013, our effective tax rate was primarily impacted by (i) tax recovery generated from our annualized effective tax rate applied against our overall income for the three months ended

March 31, 2013, (ii) the impairment of intangibles in the U.S. and Australia and (iii) recognition of U.S. research and development credits associated with a change in tax law.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table presents a summary of our financial condition as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	413,736	916,091	(502,355)	(55)
Long-lived assets(1)	14,845,537	14,912,759	(67,222)	—
Long-term debt, including current portion	(10,617,120)	(11,015,625)	398,505	(4)
Shareholders’ equity	3,586,988	3,717,398	(130,410)	(4)

____________________________________

(1)	Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents decreased $502.4 million, or 55%, to $413.7 million as of March 31, 2013 compared with $916.1 million at December 31, 2012, which primarily reflected the following uses of cash:

•	$238.3 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the Natur Produkt and Eisai acquisitions in the first quarter of 2013;

•	$233.6 million repayment of long-term debt assumed in connection with the Medicis acquisition in December 2012;

•	$153.1 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$37.6 million repayment of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition;

•	$35.0 million related to the repurchase of our common shares (as described below under “Financial Condition, Liquidity and Capital Resources — 2012 Securities Repurchase Program”);

•
$33.3 million related to debt issue costs paid primarily due to the repricing of our senior secured term loan A facility, our senior secured term loan B facility and our incremental term loan B facility, in the aggregate (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	contingent consideration payments within financing activities of $21.1 million primarily related to the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011;

•	purchases of property, plant and equipment of $14.0 million; and

•
$5.8 million repayments under our senior secured term loan B facility and our incremental term loan B facility, in the aggregate, (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Those factors were partially offset by the following sources of cash:

•	$255.3 million in operating cash flows; and

•	the proceeds of $9.0 million on the sale of marketable securities assumed in connection with the Medicis acquisition.
Long-Lived Assets
Long-lived assets decreased $67.2 million, to $14,845.5 million as of March 31, 2013, compared with $14,912.8 million at December 31, 2012, primarily due to:

•	the depreciation of property, plant and equipment and amortization of intangible assets of $315.3 million in the aggregate; and

•	a decrease from foreign currency exchange of $63.4 million.
Those factors were partially offset by:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2013 acquisitions of $305.1 million, in the aggregate, primarily related to the Natur Produkt and Eisai acquisitions; and

•	purchases of property, plant and equipment of $14.0 million.
Long-term Debt
Long-term debt (including the current portion) decreased $398.5 million, or 4%, to $10,617.1 million as of March 31, 2013, compared with $11,015.6 million at December 31, 2012, primarily due to:

•	$233.6 million repayment of long-term debt assumed in connection with the Medicis acquisition in December 2012;

•	$153.1 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•
$5.8 million repayments under our senior secured term loan B facility and our incremental term loan B facility, in the aggregate (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Shareholders’ Equity
Shareholders’ equity decreased $130.4 million, or 4%, to $3,587.0 million as of March 31, 2013, compared with $3,717.4 million at December 31, 2012, primarily due to:

•
a negative foreign currency translation adjustment of $83.1 million to other comprehensive income, mainly due to the impact of a strengthening of the U.S. dollar relative to a number of other currencies, including the Polish zloty and Canadian dollar, which decreased the reported value of our net assets denominated in those currencies, partially offset by the impact of a weakening of the U.S. dollar relative to the Mexican peso and Brazilian real;

•	a decrease of $35.0 million related to the repurchase of our common shares in the first quarter of 2013; and

•	a net loss of $27.5 million.
Those factors were partially offset by:

•	$9.1 million of share-based compensation recorded in additional paid-in capital.
Cash Flows
Our primary sources of cash include: the cash generated from operations, the issuance of long-term debt and borrowings under our senior secured credit facilities, and proceeds from the sale of non-core assets. Our primary uses of cash include: business development transactions, interest and principal payments, securities repurchases, restructuring activities, salaries and benefits, inventory purchases, research and development spending, sales and marketing activities, capital expenditures, legal costs, and litigation and regulatory settlements. The following table displays cash flow information for the first quarters of 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Change
($ in 000s)	$	$	$	%
Net cash provided by operating activities	255,349	167,230	88,119	53
Net cash used in investing activities	(234,896)	(218,379)	(16,517)	8
Net cash (used in) provided by financing activities	(515,919)	210,438	(726,357)	NM
Effect of exchange rate changes on cash and cash equivalents	(6,889)	7,079	(13,968)	(197)
Net (decrease) increase in cash and cash equivalents	(502,355)	166,368	(668,723)	NM
Cash and cash equivalents, beginning of period	916,091	164,111	751,980	NM
Cash and cash equivalents, end of period	413,736	330,479	83,257	25
____________________________________

NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $88.1 million, or 53%, to $255.3 million in the first quarter of 2013, compared with $167.2 million in the first quarter of 2012, primarily due to:

•
the inclusion of cash flows in the first quarter of 2013 from all 2012 acquisitions, primarily Medicis, OraPharma, University Medical and Atlantis, as well as all 2013 acquisitions, primarily Natur Produkt;

•	an increase in cash flows from operations of Probiotica and Gerot Lannach due to the full quarter impact in the first quarter of 2013;

•	incremental cash flows from continued growth in the existing business; and

•	lower payments of $8.2 million related to restructuring, integration and other costs in the first quarter of 2013.
Those factors were partially offset by:

•
an increased investment in working capital of $35.4 million primarily related to an increase of $74.4 million in accounts receivable, reflecting the growth of the business, including strong sales in March 2013, as well as higher receivables generated by Targretin® sales subsequent to the acquisition from Eisai. This decrease in cash was partially offset by the impact of changes related to timing of other receipts and payments in the ordinary course of business; and

•	a decrease in contribution of $26.8 million in the first quarter of 2013, primarily related to the lower sales of Cesamet® and BenzaClin® as a result of generic competition.
Investing Activities
Net cash used in investing activities increased $16.5 million, or 8%, to $234.9 million in the first quarter of 2013, compared with $218.4 million in the first quarter of 2012, primarily due to:

•
an increase of $57.8 million, related to lower proceeds from sales of assets, primarily attributable to the cash proceeds of $66.3 million for the sale of the IDP-111 and 5-FU products in the first quarter of 2012 that did not similarly occur in the first quarter of 2013; and

•	an increase of $2.9 million in purchases of property, plant and equipment.
Those factors were partially offset by:

•	a decrease of $36.4 million in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate; and

•	a decrease of $7.2 million related to purchases of marketable securities in the first quarter of 2012.
Financing Activities
Net cash used in financing activities was $515.9 million in the first quarter of 2013, compared with net cash provided by financing activities of $210.4 million in the first quarter of 2012, reflecting a decline of $726.4 million, primarily due to:

•	a decrease of $600.2 million of net borrowings under our senior secured term loan B facility in the first quarter of 2013;

•	$233.6 million in repayments of long-term debt assumed in connection with the Medicis acquisition;

•	a decrease of $131.4 million related to the higher repayments under our senior secured term loan A facility;

•	$37.6 million in repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition; and

•
a decrease of $31.9 million related to the higher debt issue costs paid primarily due to the repricing of our senior secured term loan A facility, our senior secured term loan B facility and our incremental term loan B facility in the first quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Those factors were partially offset by:

•	an increase of $220.0 million related to the repayment under our revolving credit facility in the first quarter of 2012 that did not similarly occur in the first quarter of 2013;

•	an increase of $73.7 million related to lower repurchases of common shares in the first quarter of 2013; and

•	an increase due to lower contingent consideration payments of $6.4 million primarily related to the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011.
Financial Assets (Liabilities)
The following table displays our net financial liability position as of March 31, 2013 and December 31, 2012:

	Maturity Date	As of March 31, 2013	As of December 31, 2012	Change
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		413,736	916,091	(502,355)	(55)
Marketable securities		10,092	11,577	(1,485)	(13)
Total financial assets		423,828	927,668	(503,840)	(54)

Financial liabilities:
New Revolving Credit Facility(1)	April 2016	—	—	—	—
New Term Loan A Facility(1)	April 2016	(1,926,577)	(2,083,462)	156,885	(8)
New Term Loan B Facility(1)	February 2019	(1,265,726)	(1,275,167)	9,441	(1)
New Incremental Term Loan B Facility(1)	December 2019	(973,765)	(973,988)	223	—
Senior Notes:
6.50%	July 2016	(915,500)	(915,500)	—	—
6.75%	October 2017	(498,394)	(498,305)	(89)	—
6.875%	December 2018	(939,502)	(939,277)	(225)	—
7.00%	October 2020	(686,768)	(686,660)	(108)	—
6.75%	August 2021	(650,000)	(650,000)	—	—
7.25%	July 2022	(541,562)	(541,335)	(227)	—
6.375%(2)	October 2020	(1,725,325)	(1,724,520)	(805)	—
6.375%(2)	October 2020	(492,950)	(492,720)	(230)	—
Convertible Notes:
1.375% Convertible Notes	June 2017	(209)	(228,576)	228,367	(100)
2.50% Convertible Notes	June 2032	—	(5,133)	5,133	(100)
1.50% Convertible Notes	June 2033	—	(84)	84	(100)
Other		(842)	(898)	56	(6)
Total financial liabilities		(10,617,120)	(11,015,625)	398,505	(4)
Net financial liabilities		(10,193,292)	(10,087,957)	(105,335)	1
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under our Credit Agreement.

(2)
On March 29, 2013, we announced that our wholly owned subsidiary Valeant Pharmaceuticals International (“Valeant”) commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “Existing Notes”) into the current outstanding $1.75 billion 6.375% senior notes due 2020. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Existing Notes with the anticipated result being that some or all of such notes will be part of a single series of 6.375% senior notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of our debt outstanding, expired on April 26, 2013. $497.7 million of aggregate principal amount of the Existing Notes was exchanged as of such date.

On January 24, 2013, we and certain of our subsidiaries as guarantors entered into Amendment No. 3 to the Credit Agreement to reprice our senior secured term loan A facility (the “Term Loan A Facility”, as so amended, the “New Term Loan A Facility”) and our revolving credit facility (the “Revolving Credit Facility”, as so amended, the “New Revolving Credit Facility”). As amended, the applicable margins for the New Term Loan A Facility and the New Revolving Credit Facility each were reduced by 0.75%.

On February 21, 2013, we and certain of our subsidiaries as guarantors entered into Amendment No. 4 to the Credit Agreement to effectuate a repricing of our existing senior secured term loan B facility and incremental term loan B loans (the “Term Loan B Facility” and the “Incremental Term Loan B Facility”, respectively, and the “Term Loan B Repricing Transaction”) by the issuance of $1.3 billion and $1.0 billion in new incremental term loans (the “New Term Loan B Facility” and the “New Incremental Term Loan B Facility”, respectively, and together, the “Repriced Term Loan B Facilities”). Term loans under the Term Loan B Facility and the Incremental Term Loan B Facility were either exchanged for, or repaid with the proceeds of the Repriced Term Loan B Facilities. The applicable margins for borrowings under the Repriced Term Loan B Facilities are 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor. The incremental term loans under the New Term Loan B Facility and the New Incremental Term Loan Facility mature on February 13, 2019 and December 11, 2019, respectively, begin amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the previous Term Loan B Facility and the Incremental Term Loan B Facility, respectively. In connection with the refinancing of the Term Loan B Facility and the Incremental Term Loan B Facility pursuant to the Term Loan B Repricing Transaction, we paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the Term Loan B Facility and Incremental Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan B Facilities in connection with certain refinancings on or prior to August 21, 2013 require a prepayment premium of 1.0% of such loans prepaid. In connection with the Term Loan B Repricing Transaction, we recognized a loss on extinguishment of debt of $21.4 million in the three-month period ended March 31, 2013.
The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $6,415.1 million and total liabilities of $1,284.7 million as of March 31, 2013, and net revenues of $357.7 million and net loss from operations of $27.2 million for the three-month period ended March 31, 2013.
Our primary sources of liquidity are our cash, cash flow generated from operations, issuances of long-term debt, and funds available from our New Revolving Credit Facility. We believe these sources will be sufficient to meet our current liquidity needs. We have no material commitments for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB for Standard and Poor’s. A downgrade would increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of March 31, 2013, we were in compliance with all of our covenants related to our outstanding debt. As of March 31, 2013, our short-term portion of long-term debt consisted of $289.7 million, in the aggregate, primarily in term loans outstanding under the New Term Loan A Facility, the New Term Loan B Facility and the New Incremental Term Loan B Facility, due in quarterly installments and the Medicis convertible notes. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.
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
In the three-month period ended March 31, 2012, under the 2011 Securities Repurchase Program, we repurchased $1.1 million principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $4.0 million.
In the three-month period ended March 31, 2012, under the 2011 Securities Repurchase Program, we also repurchased 2,004,952 of our common shares for an aggregate purchase price of $108.7 million. These common shares were subsequently cancelled.
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
In the three-month period ended March 31, 2013, under the 2012 Securities Repurchase Program, we repurchased 500,251 of our common shares for an aggregate purchase price of $35.0 million. These common shares were subsequently cancelled.
Since the commencement of the 2012 Securities Repurchase Program through April 30, 2013, we have repurchased $35.0 million, in the aggregate, of our common shares.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest as of March 31, 2013:

	Payments Due by Period
	Total	2013	2014 and 2015	2016 and 2017	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt obligations, including interest(1)	14,485,600	643,588	2,008,534	3,415,293	8,418,185
___________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.
There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading “Off-Balance Sheet Arrangements and Contractual Obligations” in the annual MD&A contained in the 2012 Form 10-K.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
At April 30, 2013, we had 305,864,659 issued and outstanding common shares. In addition, we had 8,234,856 stock options and 999,785 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,148,780 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 3,057,799 common shares could be issued upon vesting of the performance-based RSUs outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our consolidated financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” in the annual MD&A contained in the 2012 Form 10-K, except as described below.
Revenue Recognition
In connection with the Medicis acquisition, which was completed in December 2012, we acquired several brands, including the following aesthetics products: Dysport®, Perlane®, and Restylane®. In 2012, consistent with legacy Medicis’ historical approach, we recognized revenue on those products upon shipment from McKesson, our primary U.S. distributor of aesthetics products, to physicians. As part of our integration efforts, we implemented new strategies and business practices in the first quarter of 2013, particularly as they relate to rebate and discount programs for these aesthetics products. As a result of these changes, the criteria for revenue recognition are achieved upon shipment of these products to McKesson, and, therefore, we began, in the first quarter of 2013, recognizing revenue upon shipment of these products to McKesson.
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards

Information regarding the adoption of new accounting guidance is contained in note 2 to the unaudited consolidated financial statements.
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

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of Medicis and Obagi), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations, and the achievement of the anticipated benefits from such integrations;

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

•
adverse global economic conditions and credit market and foreign currency exchange uncertainty in Central and Eastern Europe, Latin America, Southeast Asia, South Africa, and other countries in which we do business;

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

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this MD&A, as well as under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the 2012 Form 10-K.
Interest Rate Risk
As of March 31, 2013, we had $6,500.3 million and $4,255.7 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of March 31, 2013 was $6,939.6 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $379.0 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $31.8 million in our consolidated statements of loss and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to note 17 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Set forth below is information regarding securities repurchased under the 2012 Securities Repurchase Program in the three-month period ended March 31, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plan
				(In thousands)
January 1, 2013 to January 31, 2013	—	$—	—	$1,500,000
February 1, 2013 to February 28, 2013	—	$—	—	$1,500,000
March 1, 2013 to March 31, 2013	500,251(1)	$69.97	500,251(1)	$1,464,995
__________________
(1)Common shares.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

2.1
Agreement and Plan of Merger, dated as of March 19, 2013, by and among Valeant Pharmaceuticals International, Odysseus Acquisition Corp., Valeant Pharmaceuticals International, Inc. and Obagi Medical Products, Inc., originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on March 20, 2013, which is incorporated by reference herein.

2.2
Amendment to Agreement and Plan of Merger, dated as of April 3, 2013, by and among Valeant Pharmaceuticals International, Odysseus Acquisition Corp., Obagi Medical Products, Inc. and Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on April 3, 2013, which is incorporated by reference herein.

4.1*
Seventh Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2*
Sixth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.3*
Fifth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.4*
Fifth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.5*
Second Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.6*
First Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1
Amendment No. 3, dated January 24, 2013, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto (the ''Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.''), originally filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 28, 2012, which is incorporated by reference herein.

10.2
Amendment No. 4, dated February 21, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 28, 2012, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
____________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: May 3, 2013	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 3, 2013	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of March 19, 2013, by and among Valeant Pharmaceuticals International, Odysseus Acquisition Corp., Valeant Pharmaceuticals International, Inc. and Obagi Medical Products, Inc., originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on March 20, 2013, which is incorporated by reference herein.

2.2
Amendment to Agreement and Plan of Merger, dated as of April 3, 2013, by and among Valeant Pharmaceuticals International, Odysseus Acquisition Corp., Obagi Medical Products, Inc. and Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on April 3, 2013, which is incorporated by reference herein.

4.1*
Seventh Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2*
Sixth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.3*
Fifth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.4*
Fifth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.5*
Second Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.6*
First Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1
Amendment No. 3, dated January 24, 2013, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among the Company, certain subsidiaries of the Company as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto (the ''Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.''), originally filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 28, 2012, which is incorporated by reference herein.

10.2
Amendment No. 4, dated February 21, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 28, 2012, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
____________________________________

*	Filed herewith.