Form 10-Q
period 2013-06-30
Valeant Pharmaceuticals International, Inc.
filed 2013-08-07
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Common shares, no par value — 333,524,295 shares issued and outstanding as of August 2, 2013.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of Bausch & Lomb Holdings Incorporated (“B&L”), Medicis Pharmaceutical Corporation ("Medicis"), and Obagi Medical Products, Inc.), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities), and the achievement of the anticipated benefits from such integrations;

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions, including from our recent acquisition of B&L (which we anticipate will be approximately $800 million), and/or the estimated synergies from our recent acquisition of Medicis (which we anticipate will be approximately $300 million) as a result of cost-rationalization and integration initiatives, including greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

•
our future cash flow, our ability to service and repay our existing debt and our ability to raise additional funds, if needed, in light of our current and projected levels of operations, acquisition activity and general economic conditions;

•	interest rate risks associated with our floating debt borrowings;

•	the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets;

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in Europe, Latin America, Asia, Africa, and other countries in which we do business;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as factors impacting the commercial success of our currently marketed products, including ezogabine/retigabine, which could lead to material impairment charges;

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

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. of Part II of this Form 10-Q, under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	As of June 30, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,539,390	$916,091
Accounts receivable, net	1,127,006	913,835
Inventories, net	497,059	531,256
Prepaid expenses and other current assets	115,497	130,279
Assets held for sale	54,400	90,983
Deferred tax assets, net	198,674	195,007
Total current assets	4,532,026	2,777,451
Property, plant and equipment, net	440,998	462,724
Intangible assets, net	9,289,669	9,308,669
Goodwill	5,277,798	5,141,366
Deferred tax assets, net	42,331	76,422
Other long-term assets, net	199,436	183,747
Total assets	$19,782,258	$17,950,379

Liabilities
Current liabilities:
Accounts payable	$284,544	$227,384
Accrued liabilities and other current liabilities	1,035,007	1,008,224
Acquisition-related contingent consideration	91,029	102,559
Current portion of long-term debt	346,875	480,182
Deferred tax liabilities, net	4,363	4,403
Total current liabilities	1,761,818	1,822,752
Acquisition-related contingent consideration	342,079	352,523
Long-term debt	10,447,230	10,535,443
Liabilities for uncertain tax positions	105,766	103,658
Deferred tax liabilities, net	1,261,125	1,248,312
Other long-term liabilities	161,711	170,293
Total liabilities	14,079,729	14,232,981

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized, 332,455,182 and
303,861,272 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	8,250,192	5,940,652
Additional paid-in capital	225,289	267,118
Accumulated deficit	(2,429,051)	(2,370,976)
Accumulated other comprehensive loss	(343,901)	(119,396)
Total shareholders’ equity	5,702,529	3,717,398
Total liabilities and shareholders’ equity	$19,782,258	$17,950,379
Commitments and contingencies (note 18)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(All dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Product sales	$1,063,513	$742,972	$2,102,380	$1,493,852
Alliance and royalty	13,922	56,869	23,180	136,100
Service and other	18,327	20,249	38,557	46,241
	1,095,762	820,090	2,164,117	1,676,193
Expenses
Cost of goods sold (exclusive of amortization of
intangible assets shown separately below)	283,183	192,928	568,087	417,124
Cost of alliance and service revenues	14,459	16,839	29,888	104,479
Selling, general and administrative	257,373	185,440	499,272	362,726
Research and development	24,469	17,711	48,264	39,717
Amortization of intangible assets	303,598	210,570	629,773	411,213
Restructuring, integration and other costs	53,665	30,004	102,650	92,341
In-process research and development impairments and other charges	4,830	4,568	4,830	4,568
Acquisition-related costs	7,879	13,867	15,778	21,372
Legal settlements and related fees	1,124	53,624	5,572	56,779
Acquisition-related contingent consideration	3,669	7,729	1,484	17,568
	954,249	733,280	1,905,598	1,527,887
Operating income	141,513	86,810	258,519	148,306
Interest income	1,054	1,020	2,650	2,143
Interest expense	(176,793)	(100,614)	(332,108)	(202,639)
Loss on extinguishment of debt	—	—	(21,379)	(133)
Foreign exchange and other	(10,082)	(4,238)	(8,643)	20,061
Gain (loss) on investments, net	3,963	(35)	5,822	2,024
Loss before (recovery of ) provision for income taxes	(40,345)	(17,057)	(95,139)	(30,238)
(Recovery of ) provision for income taxes	(51,211)	4,550	(78,475)	4,290
Net income (loss)	$10,866	$(21,607)	$(16,664)	$(34,528)

Basic earnings (loss) per share	$0.04	$(0.07)	$(0.05)	$(0.11)
Diluted earnings (loss) per share	$0.03	$(0.07)	$(0.05)	$(0.11)

Weighted-average common shares (000s)
Basic	308,153	304,816	307,677	306,296
Diluted	314,447	304,816	307,677	306,296

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$10,866	$(21,607)	$(16,664)	$(34,528)
Other comprehensive loss
Foreign currency translation adjustment	(141,058)	(202,692)	(224,126)	(6,647)
Unrealized holding gain on auction rate securities:
Reclassification to net income (loss)	—	—	(1)	—
Net unrealized holding gain (loss) on available-for-sale equity securities:
Arising in period	(2,094)	—	3,584	—
Reclassification to net income (loss)	(3,963)	—	(3,963)	(1,634)
Net unrealized holding gain (loss) on available-for-sale debt securities:
Arising in period	—	20	—	7
Reclassification to net income (loss)	—	197	—	197
Pension adjustment	13	(78)	1	(201)
Other comprehensive loss	(147,102)	(202,553)	(224,505)	(8,278)
Comprehensive loss	$(136,236)	$(224,160)	$(241,169)	$(42,806)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$10,866	$(21,607)	$(16,664)	$(34,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	317,854	221,866	659,299	437,448
Amortization and write-off of debt discounts and debt issuance costs	33,279	(391)	42,926	5,356
In-process research and development impairments and other charges	4,830	4,568	4,830	4,568
Acquisition accounting adjustment on inventory sold	26,518	10,294	69,759	43,392
Loss on disposal of assets	—	1,024	—	10,551
Acquisition-related contingent consideration	3,669	7,729	1,484	17,568
Allowances for losses on accounts receivable and inventories	11,576	1,720	20,570	6,103
Deferred income taxes	(63,220)	(5,850)	(100,575)	(20,709)
Additions to accrued legal settlements	1,124	53,624	5,572	56,779
Payments of accrued legal settlements	(11,728)	(1,752)	(14,548)	(1,812)
Share-based compensation	7,381	15,156	16,476	34,308
Tax benefits from stock options exercised	(11,845)	(2,882)	(16,449)	(3,475)
Foreign exchange loss (gain)	10,536	3,299	8,766	(22,265)
(Gain) loss on sale of marketable securities	(3,963)	35	(5,822)	(2,024)
Loss on extinguishment of debt	—	—	21,379	133
Payment of accreted interest on contingent consideration	(2,234)	(898)	(2,872)	(898)
Other	(3,609)	(60)	(2,644)	(7,673)
Changes in operating assets and liabilities:
Accounts receivable	(44,775)	8,183	(134,002)	(6,603)
Inventories	(33,960)	(16,433)	(58,908)	(51,513)
Prepaid expenses and other current assets	5,354	1,133	5,232	(3,133)
Accounts payable, accrued liabilities and other liabilities	47,375	(24,156)	56,568	(39,741)
Net cash provided by operating activities	305,028	254,602	560,377	421,832

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(513,457)	(454,020)	(751,060)	(726,832)
Acquisition of intangible assets and other assets	(32,509)	(695)	(33,216)	(2,560)
Purchases of property, plant and equipment	(12,761)	(13,601)	(26,803)	(24,717)
Proceeds from sales and maturities of marketable securities	7,993	1,048	17,020	9,412
Purchases of marketable securities and other investments	—	—	—	(7,200)
Proceeds from sale of assets	19,001	—	27,430	66,250
Increase in restricted cash	—	(8,873)	—	(8,873)
Net cash used in investing activities	(531,733)	(476,141)	(766,629)	(694,520)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	340,000	640,767	340,000	1,286,410
Repayments of long-term debt	(174,707)	(127,181)	(604,743)	(429,993)
Short-term debt borrowings	14,171	12,236	18,642	19,600
Short-term debt repayments	(10,855)	(21,582)	(12,272)	(21,582)
Issuance of common stock, net	2,271,250	—	2,271,250	—
Repurchases of convertible debt	—	—	—	(3,975)
Repurchases of common shares	(20,624)	(172,000)	(55,629)	(280,724)
Proceeds from exercise of stock options	1,894	1,911	4,571	7,019
Tax benefits from stock options exercised	11,845	2,882	16,449	3,475
Payments of employee withholding tax upon vesting of share-based awards	(14,683)	(9,910)	(21,531)	(13,734)
Payments of contingent consideration	(61,885)	(33,518)	(82,939)	(61,018)
Payments of debt issuance costs	(325)	(1,107)	(33,636)	(2,542)
Net cash provided by financing activities	2,356,081	292,498	1,840,162	502,936

Effect of exchange rate changes on cash and cash equivalents	(3,722)	(6,172)	(10,611)	907
Net increase in cash and cash equivalents	2,125,654	64,787	1,623,299	231,155
Cash and cash equivalents, beginning of period	413,736	330,479	916,091	164,111
Cash and cash equivalents, end of period	$2,539,390	$395,266	$2,539,390	$395,266

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration obligations at fair value	$(8,291)	$(108,284)	$(67,355)	$(126,028)
Acquisition of businesses, debt assumed	(5,029)	(46,336)	(42,583)	(46,336)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

1.	DESCRIPTION OF BUSINESS
The Company is a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical and over-the-counter (“OTC”) products, primarily in the areas of eye health, dermatology, neurology and branded generics, as well as medical devices.
On August 5, 2013, the Company acquired Bausch & Lomb Holdings Incorporated (“B&L”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 24, 2013. Subject to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), a wholly-owned subsidiary of the Company (the “B&L Acquisition”). B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. For further information regarding the B&L Acquisition, see note 20 titled “SUBSEQUENT EVENTS AND PENDING TRANSACTIONS”.
On December 11, 2012, the Company completed the acquisition of Medicis Pharmaceutical Corporation (“Medicis”) through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of September 2, 2012, with Medicis surviving as a wholly-owned subsidiary of the Company (the “Medicis acquisition”). For further information regarding the Medicis acquisition, see note 3 titled “BUSINESS COMBINATIONS”.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements (the “unaudited consolidated financial statements”) have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2012. There have been no changes to the Company’s significant accounting policies since December 31, 2012, except as described below under “Revenue Recognition” and “Adoption of New Accounting Standards”. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented.
Reclassifications and Revision
Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
The Company has revised the consolidated statement of comprehensive loss for the three-month and six-month periods ended June 30, 2012 to correct the foreign currency translation adjustment, which resulted in an offsetting adjustment to Goodwill and Intangible assets, net. For the three-month period ended June 30, 2012, the Company increased comprehensive loss by $5.1 million with an offsetting decrease in Goodwill and Intangible assets, net. For the six-month period ended June 30, 2012, the Company decreased comprehensive loss by $16.3 million with an offsetting increase in Goodwill and Intangible assets, net. This revision did not have a material impact to the Company’s previously reported financial position, results of operations or cash flows.
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
Revenue Recognition
In connection with the Medicis acquisition, which was completed in December 2012, the Company acquired several brands, including the following aesthetics products: Dysport®, Perlane®, and Restylane®. In 2012, consistent with legacy Medicis’ historical approach, the Company recognized revenue on those products upon shipment from McKesson, the Company’s primary U.S. distributor of aesthetics products, to physicians. As part of its integration efforts, the Company implemented new strategies and business practices in the first quarter of 2013, particularly as they relate to rebate and discount programs for these aesthetics products. As a result of these changes, the criteria for revenue recognition are achieved upon shipment of these products to McKesson, and, therefore, the Company began, in the first quarter of 2013, recognizing revenue upon shipment of these products to McKesson.
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
In February 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income, by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance was effective prospectively for reporting periods beginning after December 15, 2012. As this guidance relates to presentation only, the adoption of this guidance did not impact the Company’s financial position or results of operations.
In July 2013, the FASB issued guidance to eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance will not impact the Company’s financial position or results of operations.

3.	BUSINESS COMBINATIONS
The Company focuses its business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies.
(a) Business combinations in 2013 include the following:
In the six-month period ended June 30, 2013, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $812.3 million. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $59.1 million.

•
On April 25, 2013, the Company acquired all of the outstanding shares of Obagi Medical Products, Inc. (“Obagi”) at a price of $24.00 per share in cash. The aggregate purchase price paid by the Company was approximately $437.1 million. Obagi is a specialty pharmaceutical company that develops, markets, and sells topical aesthetic and therapeutic skin-

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

health systems with a product portfolio of dermatology brands including Obagi Nu-Derm®, Condition & Enhance®, Obagi-C® Rx, ELASTIDerm® and CLENZIDerm®.

•
On February 20, 2013, the Company acquired certain assets from Eisai Inc. (“Eisai”) relating to the U.S. rights to Targretin®, which is indicated for the treatment of Cutaneous T-Cell Lymphoma. The consideration includes up-front payments of $66.5 million and the Company may pay up to an additional $60.0 million of contingent consideration based on the occurrence of potential future events. The fair value of the contingent consideration was determined to be $50.8 million as of the acquisition date. As of June 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On February 1, 2013, the Company acquired Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for a purchase price of $137.0 million, including a $20.0 million contingent refund of purchase price relating to the outcome of certain litigation involving AntiGrippin™ that commenced prior to the acquisition. Subsequent to the acquisition, during the three-month period ended March 31, 2013, the litigation was resolved, and the $20.0 million was refunded back to the Company. Natur Produkt’s key brand products include AntiGrippin™, Anti-Angin®, Sage™ and Eucalyptus MA™.

•
During the six-month period ended June 30, 2013, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. The following recognized amounts related to the Obagi and Natur Produkt acquisitions, as well as certain smaller acquisitions, are provisional and subject to change:

•	amounts for intangible assets, property and equipment, inventories and working capital adjustments pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Amounts Recognized as of Acquisition Dates
Cash	$21,864
Accounts receivable(a)	62,051
Inventories	29,869
Other current assets	13,806
Property, plant and equipment	5,477
Identifiable intangible assets, excluding acquired IPR&D(b)	659,220
Acquired IPR&D(c)	18,714
Indemnification assets	3,201
Other non-current assets	154
Current liabilities	(31,918)
Short-term borrowings(d)	(30,855)
Long-term debt(d)	(11,728)
Deferred tax liability, net	(143,715)
Other non-current liabilities	(1,114)
Total identifiable net assets	595,026
Goodwill(e)	217,283
Total fair value of consideration transferred	$812,309
________________________

(a)	The fair value of trade accounts receivable acquired was $62.1 million, with the gross contractual amount being $64.1 million, of which the Company expects that $2.0 million will be uncollectible.

(b)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates
Product brands	7	$453,857
Corporate brand	13	85,782
Patents	3	71,676
Royalty Agreement	5	26,466
Partner relationships	5	16,000
Technology	10	5,439
Total identifiable intangible assets acquired	8	$659,220

(c)
The acquired in-process research and development (“IPR&D”) assets relate to the Obagi and Natur Produkt acquisitions. Obagi’s acquired IPR&D assets primarily relate to the development of dermatology products for anti-aging and suncare. Natur Produkt’s acquired IPR&D assets include a product indicated for the prevention of viral diseases, specifically cold and flu, and a product indicated for the treatment of inflammation and muscular disorders.

(d)
Short-term borrowings and long-term debt primarily relate to the Natur Produkt acquisition. In March 2013, the Company settled all of Natur Produkt’s outstanding short-term borrowings and long-term debt.

(e)
The goodwill relates primarily to the Obagi and Natur Produkt acquisitions. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of Obagi’s and Natur Produkt’s goodwill is expected to be deductible for tax purposes. The goodwill recorded from the Obagi and the Natur Produkt acquisitions represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations with those of the Company.

The amount of goodwill from the Eisai acquisition has been allocated to the Company’s Developed Markets segment. The provisional amount of goodwill from the Natur Produkt acquisition has been allocated to the Company’s Emerging Markets segment. The provisional amount of goodwill from the Obagi acquisition has been allocated primarily to the Company’s Developed Markets segment.
Acquisition-Related Costs

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The Company has incurred to date $8.8 million, in the aggregate, of transaction costs directly related to these business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Earnings
The revenues of these business combinations for the period from the respective acquisition dates to June 30, 2013 were $100.8 million, in the aggregate, and earnings, net of tax, were $8.8 million, in the aggregate. The earnings, net of tax, include the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2012 include the following:
Medicis
Description of the Transaction
On December 11, 2012, the Company acquired all of the outstanding common stock of Medicis for $44.00 per share (“Per Medicis Share Consideration”) for cash. Pursuant to the Agreement and Plan of Merger, dated September 2, 2012, among the Company, the Company’s subsidiary Valeant, Merlin Merger Sub, Inc. (“Merlin Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Valeant, and Medicis, on December 11, 2012, Merlin Merger Sub merged with and into Medicis, with Medicis continuing as the surviving entity and wholly-owned subsidiary of Valeant. At the effective time of this merger, each share of Medicis Class A common stock, par value $0.014 per share, issued and outstanding immediately prior to such effective time, was converted into the right to receive the Per Medicis Share Consideration in cash, without interest. Each Medicis stock option and stock appreciation right, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the excess, if any, of the Per Medicis Share Consideration over the exercise price of such stock option or stock appreciation right, as applicable. Each Medicis restricted share, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the Per Medicis Share Consideration.
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
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the acquisition of Medicis:

(Number of shares, stock options and restricted share units in thousands)	Conversion Calculation	Fair Value
Number of common shares of Medicis outstanding as of acquisition date	57,135
Multiplied by Per Medicis Share Consideration	$44.00	$2,513,946
Number of stock options of Medicis cancelled and exchanged for cash(a)	3,152	33,052
Number of outstanding restricted shares cancelled and exchanged for cash(a)	1,974	31,881
Total fair value of consideration transferred		$2,578,879
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of June 30, 2013 (as adjusted)
Cash and cash equivalents	$169,583	$—	$169,583
Accounts receivable(c)	81,092	9,116	90,208
Inventories(d)	145,157	(7,635)	137,522
Short-term and long-term investments(e)	626,559	—	626,559
Income taxes receivable	40,416	—	40,416
Other current assets(f)	74,622	—	74,622
Property and equipment, net	8,239	(5,625)	2,614
Identifiable intangible assets, excluding acquired IPR&D(g)	1,390,724	(21,843)	1,368,881
Acquired IPR&D(h)	153,817	5,992	159,809
Other non-current assets	616	—	616
Current liabilities(i)	(453,909)	(12,375)	(466,284)
Long-term debt, including current portion(j)	(777,985)	—	(777,985)
Deferred income taxes, net	(205,009)	12,204	(192,805)
Other non-current liabilities	(8,841)	—	(8,841)
Total identifiable net assets	1,245,081	(20,166)	1,224,915
Goodwill(k)	1,333,798	20,166	1,353,964
Total fair value of consideration transferred	$2,578,879	$—	$2,578,879
______________________

(a)	As previously reported in the 2012 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) reductions in the estimated fair value of a product brand intangible asset and property and equipment; (ii) changes in estimated inventory reserves; (iii) changes in certain assumptions impacting the fair value of acquired IPR&D; (iv) additional information obtained with respect to the valuation of certain pre-acquisition contingent assets, as well as legal and milestone obligations; and (v) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	The fair value of trade accounts receivable acquired was $90.2 million, with the gross contractual amount being $90.3 million, of which the Company expects that $0.1 million will be uncollectible.

(d)	Includes $104.6 million to record Medicis’ inventory at its estimated fair value.

(e)
Short-term and long-term investments consist of corporate and various government agency and municipal debt securities, investments in auction rate floating securities (student loans), and investments in equity securities. Subsequent to the acquisition date, the Company liquidated these investments for proceeds of $615.4 million, $9.0 million and $8.0 million in the fourth quarter of 2012, the first quarter of 2013, and the second quarter of 2013, respectively.

(f)	Includes prepaid expenses and an asset related to a supplemental executive retirement program. The supplemental executive retirement program was settled as of December 31, 2012.

(g)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2013 (as adjusted)
In-licensed products	11	$633,429	$2,283	$635,712
Product brands	8	491,627	(24,877)	466,750
Patents	5	224,985	1,148	226,133
Corporate brands	14	40,683	(397)	40,286
Total identifiable intangible assets acquired	9	$1,390,724	$(21,843)	$1,368,881

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

(h)
The significant components of the acquired IPR&D assets primarily relate to the development of dermatology products, such as Luliconazole, a new imidazole, antimycotic cream for the treatment of tinea cruris, pedis and corporis, and Metronidazole 1.3%, a topical antibiotic for the treatment of bacterial vaginosis ($136.9 million, in the aggregate), and the development of aesthetics programs ($22.9 million). A New Drug Application (“NDA”) for Luliconazole was submitted to the U.S. Food and Drug Administration (“FDA”) on December 11, 2012. A multi-period excess earnings methodology (income approach) was primarily used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. Risk-adjusted discount rates of 10% - 11% were used to present value the projected cash flows. On April 30, 2013, the Company agreed to sell the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for approximately $55 million, which includes upfront and certain milestone payments, and minimum royalties for the first three years of commercialization. For further details, see note 20 titled “SUBSEQUENT EVENTS AND PENDING TRANSACTIONS”.

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
____________________________________

(1)
During the period from the acquisition date to June 30, 2013, the Company redeemed the 2.50% Contingent Convertible Senior Notes, the 1.50% Contingent Convertible Senior Notes and a portion of the 1.375% Convertible Senior Notes. For further details, see note 11 titled “LONG-TERM DEBT”.

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
The goodwill has been allocated to the Company’s Developed Markets segment.
OraPharma
Description of the Transaction
On June 18, 2012, the Company acquired OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. The Company made an up-front payment of $289.3 million, and the Company may pay a series of contingent consideration payments of up to $114.0 million based on certain milestones, including certain revenue targets. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date, for a total fair value of consideration transferred of $388.5 million. As of June 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The Company also repaid at the closing $37.9 million of assumed debt. In June 2013, the Company made a contingent consideration payment of $38.3 million.
OraPharma’s lead product is Arestin®, a locally administered antibiotic for the treatment of periodontitis that utilizes an advanced controlled-release delivery system and is indicated for use in conjunction with scaling and root planing for the treatment of adult periodontitis.
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. As of June 30, 2013, the Company has not recognized any additional measurement period adjustments to the amounts previously reported

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

in the 2012 Form 10-K. The amount of goodwill of $120.1 million has been allocated to the Company’s Developed Markets segment.
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

•
On October 2, 2012, the Company acquired certain assets from Johnson & Johnson Consumer Companies, Inc. (“J&J ROW”) for a purchase price of $41.7 million, relating to the rights in various ex-North American territories to the OTC consumer brands Caladryl® and Shower to Shower®.

•
On September 28, 2012, the Company acquired certain assets from Johnson & Johnson Consumer Companies, Inc. (“J&J North America”) for a purchase price of $107.3 million, relating to the U.S. and Canadian rights to the OTC consumer brands Ambi®, Caladryl®, Corn Huskers®, Cortaid®, Purpose® and Shower to Shower®.

•
On September 24, 2012, the Company acquired certain assets from QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”) relating to Visudyne®, which is used to treat abnormal growth of leaky blood vessels in the eye caused by wet age-related macular degeneration. The consideration paid included up-front payments of $62.5 million for the assets related to the rights to the product in the U.S. and $50.0 million for the assets related to the rights to the product outside the U.S. The Company may pay a series of contingent payments of up to $20.0 million relating to non-U.S. royalties and development milestones for QLT’s laser program in the U.S. In addition, the Company will pay royalties on sales of potential new indications for Visudyne® in the U.S. The fair value of the contingent consideration was determined to be $7.9 million as of the acquisition date. As of June 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 23, 2012, the Company acquired certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), a specialty pharmaceutical company located in the U.S. focused on skincare products, including the rights to University Medical’s main brand AcneFree™, a retail OTC acne treatment. The consideration includes up-front payments of $65.0 million, and the Company may pay a series of contingent consideration payments of up to $40.0 million if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $1.5 million as of the acquisition date. As of June 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 2, 2012, the Company acquired certain assets from Atlantis Pharma (“Atlantis”), a branded generics pharmaceutical company located in Mexico, for up-front payments of $65.5 million (MXN$847.3 million), and the Company placed an additional $8.9 million (MXN$114.7 million) into an escrow account. The amounts in escrow will be paid to the sellers only if certain regulatory milestones are achieved and therefore such amounts were treated as contingent consideration. The fair value of the contingent consideration was determined to be $7.6 million as of the acquisition date. As of June 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. Since the acquisition date, certain amounts have been released from escrow to the sellers, reducing the escrow balance to $7.7 million as of June 30, 2013. The escrow balance is treated as restricted cash and is included in Prepaid expenses and other current assets and Other long-term assets, net in the Company’s consolidated balance sheets. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

•
On March 13, 2012, the Company acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. The Company made an up-front payment of $164.0 million (€125.0 million), and the Company may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. As of June 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. In June 2013, the Company made a contingent consideration payment of $6.5 million (€5.0 million). As part of the transaction, the Company also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products. Approximately 90% of sales relating to the acquired assets are

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin.

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

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of June 30, 2013 (as adjusted)
Cash and cash equivalents	$7,255	$(258)	$6,997
Accounts receivable(b)	29,846	(17)	29,829
Assets held for sale(c)	15,566	—	15,566
Inventories	64,819	(8,091)	56,728
Other current assets	2,524	—	2,524
Property, plant and equipment	9,027	—	9,027
Identifiable intangible assets, excluding acquired IPR&D(d)	666,619	1,527	668,146
Acquired IPR&D	1,234	—	1,234
Indemnification assets(e)	27,901	—	27,901
Other non-current assets	21	—	21
Current liabilities	(32,146)	(350)	(32,496)
Long-term debt	(920)	—	(920)
Liability for uncertain tax position	(6,682)	6,682	—
Other non-current liabilities(e)	(28,523)	—	(28,523)
Deferred income taxes, net	(10,933)	373	(10,560)
Total identifiable net assets	745,608	(134)	745,474
Goodwill(f)	70,600	(8,587)	62,013
Total fair value of consideration transferred	$816,208	$(8,721)	$807,487
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

(c)
Assets held for sale relate to a product brand acquired in the Atlantis acquisition. Subsequent to that acquisition, the plan of sale changed, and the Company no longer intends to sell the asset. Consequently, the product brand is not classified as an asset held for sale as of June 30, 2013.

(d)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2013 (as adjusted)
Product brands	10	$456,720	$(1,325)	$455,395
Corporate brands	12	31,934	3,725	35,659
Product rights	10	109,274	(873)	108,401
Royalty agreement	9	36,277	—	36,277
Partner relationships	5	32,414	—	32,414
Total identifiable intangible assets acquired	10	$666,619	$1,527	$668,146

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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and six-month periods ended June 30, 2013 and 2012, as if the 2013 acquisitions had occurred as of January 1, 2012 and the 2012 acquisitions had occurred as of January 1, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$1,102,521	$1,136,200	$2,221,497	$2,338,044
Net income (loss)	27,170	(29,840)	29,843	(80,389)
Basic earnings (loss) per share	$0.09	$(0.10)	$0.10	$(0.26)
Diluted earnings (loss) per share	$0.09	$(0.10)	$0.10	$(0.26)
The decline in pro forma revenues was primarily due to lower alliance and royalty revenue resulting from (i) alliance revenue recognized in the first quarter of 2012 related to the divestitures of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”), a generic version of BenzaClin®, and 5% fluorouracil cream (“5-FU”), an authorized generic of Efudex® (see note 4 titled “DIVESTITURES” for further information), and (ii) a milestone payment recognized in the second quarter of 2012 from GSK in connection with the launch of Potiga® (see note 5 titled “COLLABORATION AGREEMENTS” for further information).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the three-month and six-month periods ended June 30, 2013, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month and six-month periods ended June 30, 2013, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
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

•
the exclusion from pro forma earnings in the six-month period ended June 30, 2013 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $67.9 million, in the aggregate, and the exclusion of $10.1 million of acquisition-related costs, in the aggregate, incurred primarily for these acquisitions in the six-month period ended June 30, 2013, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods; and

•
the exclusion from pro forma earnings in the three-month period ended June 30, 2013 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $26.4 million, in the aggregate, and the exclusion of $4.3 million of acquisition-related costs, in the aggregate, incurred primarily for these acquisitions in the three-month period ended June 30, 2013, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	DIVESTITURES
Divestiture of Buphenyl®
In connection with the Company’s acquisition of Medicis in December 2012, the Company assumed an agreement with Hyperion Therapeutics, Inc. (“Hyperion”). Under the terms of this agreement, Hyperion exercised an option in the second quarter of 2013 to acquire worldwide rights to Buphenyl® from the Company for cash proceeds of $19.0 million. There was no gain or loss associated with this transaction.
Divestitures of IDP-111 and 5-FU
In connection with the acquisition of the Dermik business from Sanofi in December 2011, the Company was required by the FTC to divest IDP-111, a generic version of BenzaClin®, and 5-FU, an authorized generic of Efudex®.
On February 3, 2012, the Company sold the IDP-111 and 5-FU products. In connection with the sale of IDP-111 and 5-FU, the Company recognized $66.3 million of cash proceeds as alliance revenue in the first quarter of 2012 and expensed the carrying amounts of the IDP-111 and 5-FU assets of $69.2 million, in the aggregate, as cost of alliance revenue.
The cash proceeds from these transactions are classified within investing activities in the consolidated statements of cash flows.

5.	COLLABORATION AGREEMENTS
GlaxoSmithKline (“GSK”) Collaboration Agreement

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
In connection with the first sale of Potiga® in the U.S. (which occurred in April 2012), GSK paid the Company a $45.0 million milestone payment, and the Company is sharing up to 50% of the net profits from the sale of Potiga®. As substantive uncertainty existed at the inception of the Collaboration Agreement as to whether the milestone would be achieved because of the uncertainty involved with obtaining regulatory approval, no amounts were previously recognized for this potential milestone payment. The milestone payment (1) relates solely to past performance of the Company, (2) is reasonable relative to the other deliverables and payment terms within the Collaboration Agreement, and (3) is commensurate with the Company’s efforts in collaboration with GSK to achieve the milestone events and the increase in value of ezogabine/retigabine. Accordingly, the milestone was considered substantive, and the milestone payment was recognized by the Company as alliance and royalty revenue upon achievement in the three-month period ended June 30, 2012.
Zovirax Authorized Generic Agreement and Co-Promotion Agreements
On April 4, 2013, the Company entered into an agreement for Actavis, Inc. (“Actavis”) to be the exclusive marketer and distributor of an authorized generic of the Company’s Zovirax® ointment product (the “Zovirax® ointment agreement”). In addition, on April 4, 2013, the Company granted Actavis the exclusive right to co-promote Zovirax® cream to obstetricians and gynecologists in the U.S., and Actavis granted the Company the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape product in the U.S. Under the terms of the exclusive Zovirax® ointment agreement, the Company is supplying Actavis with a generic version of the Company’s Zovirax® ointment product and Actavis is marketing and distributing the product in the U.S. and the Company receives a share of the economics. Under the terms of the agreement related to the co-promotion of Zovirax® cream, Actavis is utilizing its existing Specialty Brands sales and marketing structure to promote the product and receives a co-promotion fee from sales generated by prescriptions written by its targeted physician group. Under the terms of the Cordran® Tape co-promotion agreement, the Company is utilizing its existing dermatology sales and marketing structure to promote the product, and receives a co-promotion fee on sales.

6.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
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
The Company estimates that it will incur total costs that are significantly less than the estimated annual synergies of $300 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2013. Since the acquisition date, total costs of $161.3 million (including (i) $106.7 million of restructuring expenses, (ii) $31.8 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. on sales of Sculptra®, and (iii) $22.8 million of integration expenses) have been incurred through June 30, 2013. These costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been or will be terminated as a result of the Medicis acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The following table summarizes the major components of restructuring costs incurred in connection with Medicis acquisition-related initiatives through June 30, 2013:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2012	$—	$—	$—	$—	$—
Costs incurred and charged to expense	85,253	77,329	—	370	162,952
Cash payments	(77,975)	(77,329)	—	(5)	(155,309)
Non-cash adjustments	4,073	—	—	(162)	3,911
Balance, December 31, 2012	11,351	—	—	203	11,554
Costs incurred and charged to expense	12,902	—	—	2,870	15,772
Cash payments	(21,573)	—	—	(2,758)	(24,331)
Non-cash adjustments	151	—	—	(177)	(26)
Balance, March 31, 2013	2,831	—	—	138	2,969
Costs incurred and charged to expense	5,174	—	—	111	5,285
Cash payments	(7,407)	—	—	(166)	(7,573)
Non-cash adjustments	513	—	—	—	513
Balance, June 30, 2013	$1,111	$—	$—	$83	$1,194
____________________________________

(1)	Relates to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
In addition to restructuring costs associated with the Company’s Medicis acquisition-related initiatives shown in the table above, the Company incurred an additional $81.6 million of other restructuring, integration-related and other costs in the six-month period ended June 30, 2013, including (i) $57.9 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $9.3 million of facility closure costs, (iii) $9.3 million of severance costs and (iv) $5.1 million of other costs, including non-personnel manufacturing integration costs. These costs primarily related to (i) Medicis integration costs, as well as integration and restructuring costs for other acquisitions, (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities, and (iii) systems integration initiatives. The Company made payments of $70.3 million during the six-month period ended June 30, 2013 (in addition to the $31.9 million of payments related to Medicis restructuring shown in the table above).
In the six-month period ended June 30, 2012, the Company incurred $92.3 million of restructuring, integration-related and other costs, in the aggregate, including costs of $13.9 million related to the September 28, 2010 merger between the Company (then named as Biovail Corporation (“Biovail”)) and Valeant, as well as $30.4 million of other severance-related costs. The Company made payments of $103.7 million, in the aggregate, during the six-month period ended June 30, 2012.

7.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of June 30, 2013				As of December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,197,495	$2,197,495	$—	$—	$306,604	$306,604	$—	$—
Available-for-sale equity securities	—	—	—	—	4,410	4,410	—	—
Available-for-sale debt securities:
Auction rate floating securities	—	—	—	—	7,167	—	—	7,167
Total financial assets	$2,197,495	$2,197,495	$—	$—	$318,181	$311,014	$—	$7,167
Cash equivalents	$2,197,495	$2,197,495	$—	$—	$306,604	$306,604	$—	$—
Marketable securities	—	—	—	—	11,577	4,410	—	7,167
Total financial assets	$2,197,495	$2,197,495	$—	$—	$318,181	$311,014	$—	$7,167
Liabilities:
Acquisition-related contingent consideration	$(433,108)	$—	$—	$(433,108)	$(455,082)	$—	$—	$(455,082)
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
There were no transfers between Level 1 and level 2 during the six-month period ended June 30, 2013.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six-month period ended June 30, 2013:

	Balance, January 1, 2013	Issuances(a)	Payments(b)	Net unrealized Loss(c)	Foreign Exchange(d)	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2013
Acquisition-related contingent consideration	$(455,082)	$(67,355)	$85,811	$(1,484)	$5,002	$—	$—	$(433,108)
____________________________________

(a)	Relates primarily to the Eisai acquisition as described in note 3.

(b)
Relates primarily to payments of acquisition-related contingent consideration related to the OraPharma acquisition and the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

(c)
For the six months ended June 30, 2013, a net loss of $1.5 million was recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss). The loss was primarily driven by a net loss of $1.8 million in the first half of 2013, primarily related to the Elidel®/Xerese®/Zovirax® agreement, as fair value adjustments to reflect accretion for the time value of money were partially offset by a net gain recognized in the first quarter of 2013. The net gain recognized in the first quarter of 2013 related to Mylan Inc.’s launch in April 2013 of a generic Zovirax® ointment, which was earlier than we previously anticipated. Also, in April 2013, we entered into an agreement with Actavis to launch the authorized generic ointment for Zovirax®. Refer to note 5 titled “COLLABORATION AGREEMENTS” for further information regarding the agreement with Actavis. As a result of these events, the projected revenue forecast was adjusted, resulting in an acquisition-related contingent consideration net gain of $3.1 million in the first quarter of 2013.

(d)	Included in other comprehensive loss.
During the six-month period ended June 30, 2013, the Company sold its entire investment in auction rate floating securities assumed in connection with the Medicis acquisition in December 2012 and realized a gain of $1.9 million.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of June 30, 2013, the Company’s assets measured at fair value on a non-recurring basis subsequent to initial recognition included:
(i) assets held for sale related to certain suncare and skincare brands, including inventory on hand, sold primarily in Australia. The Company recognized an additional impairment charge of $26.1 million in the three-month period ended March 31, 2013 for these brands in Amortization of intangible assets in the consolidated statements of income (loss). The additional impairment charge was driven by assessment of offers received during the first quarter and analysis of updated market data. The adjusted carrying amount of $44.4 million, including inventory, is equal to the estimated fair values of these assets less costs to sell, which was determined using discounted cash flows and represents Level 3 inputs; and
(ii) an intangible asset related to Cortaid®, a dermatological product sold in the U.S. The Company recognized an impairment charge of $5.7 million in the three-month period ended March 31, 2013 for this brand in Amortization of intangible assets in the consolidated statements of income (loss). The impairment charge was driven by discontinuations of the product by certain retailers. The adjusted carrying amount as of March 31, 2013 of $1.0 million for this asset was equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs.
There were no other significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the six-month period ended June 30, 2013.
For further information regarding asset impairment charges, see note 10 titled “INTANGIBLE ASSETS AND GOODWILL”.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table summarizes the estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$2,197,495	$2,197,495	$306,604	$306,604
Marketable securities(1)	—	—	11,577	11,577
Long-term debt (as described in note 11)(2)	(10,794,105)	(10,965,149)	(11,015,625)	(11,691,338)
____________________________________

(1)	Marketable securities are classified within Prepaid expenses and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	Fair value measurement of long-term debt was estimated using the quoted market prices for the Company’s debt issuances.
The following table summarizes the Company’s marketable securities by major security type as of June 30, 2013 and December 31, 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of June 30, 2013				As of December 31, 2012
	Cost Basis	Fair Value	Gross Unrealized		Cost Basis	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Auction rate floating securities	$—	$—	$—	$—	$7,166	$7,167	$1	$—
Equity securities	—	—	—	—	4,031	4,410	379	—
	$—	$—	$—	$—	$11,197	$11,577	$380	$—
Gross gains and losses realized on the sale of marketable debt securities were not material in the three-month and six-month periods ended June 30, 2013 and 2012.

9.	INVENTORIES
The components of inventories as of June 30, 2013 and December 31, 2012 were as follows:

	As of June 30, 2013	As of December 31, 2012
Raw materials	$130,306	$120,885
Work in process	66,750	60,384
Finished goods	358,099	406,018
	555,155	587,287
Less allowance for obsolescence	(58,096)	(56,031)
	$497,059	$531,256
In the six-month period ended June 30, 2013, the decrease in inventories was primarily driven by (i) $69.8 million of acquisition related adjustments included in cost of goods sold, primarily related to Medicis inventories that were sold in the first half of 2013, partially offset by (ii) investments in inventory to support growth of the business and the 2013 acquisitions of businesses.

10.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of June 30, 2013 and December 31, 2012 were as follows:

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$8,330,823	$(1,711,976)	$6,618,847	$7,968,318	$(1,345,367)	$6,622,951
Corporate brands	358,353	(31,994)	326,359	284,287	(25,336)	258,951
Product rights	2,151,154	(679,178)	1,471,976	2,110,350	(525,186)	1,585,164
Partner relationships	183,592	(61,512)	122,080	187,012	(44,230)	142,782
Out-licensed technology and other	251,232	(67,326)	183,906	209,452	(57,507)	151,945
Total finite-lived intangible assets(1)	11,275,154	(2,551,986)	8,723,168	10,759,419	(1,997,626)	8,761,793
Indefinite-lived intangible assets:
Acquired IPR&D	566,501	—	566,501	546,876	—	546,876
	$11,841,655	$(2,551,986)	$9,289,669	$11,306,295	$(1,997,626)	$9,308,669
____________________________________

(1)
In the first quarter of 2013, the Company recognized a write-off of $22.2 million related to Opana®, a pain relief medication approved in Canada, due to production issues arising in the first quarter of 2013. These production issues resulted in higher spending projections and delayed commercialization timelines which, in turn, triggered the Company’s decision to suspend its launch plans. The Company does not believe this program has value to a market participant. This write-off was recognized in Amortization of intangible assets in the consolidated statements of income (loss).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

For further information regarding asset impairment charges, see note 7 titled “FAIR VALUE MEASUREMENTS”.
The decrease in intangible assets, net primarily reflects the acquisition of the Obagi, Eisai and Natur Produkt identifiable intangible assets (as described in note 3), which was more than offset by amortization, the negative impact of foreign currency exchange, and the intangible write-off described above.
Amortization expense related to intangible assets was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$—	$531	$—	$2,557
Amortization expense	303,598	210,570	629,773	411,213
	$303,598	$211,101	$629,773	$413,770
Amortization expense in the six-month period ended June 30, 2013 includes the $26.1 million impairment charge related to suncare and skincare brands sold primarily in Australia (see note 7 titled “FAIR VALUE MEASUREMENTS” for additional information), the $22.2 million Opana® write-off (described above) and $19.4 million of write-offs, in the aggregate, related to the discontinuation of certain products in the Brazilian, Canadian, and Polish markets in the second quarter of 2013.
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2013	2014	2015	2016	2017
Amortization expense	$1,204,708	$1,131,581	$1,101,701	$1,049,606	$1,019,292
Goodwill
The changes in the carrying amount of goodwill in the six-month period ended June 30, 2013 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2013(a)	$3,988,795	$1,152,571	$5,141,366
Additions(b)	158,728	58,460	217,188
Adjustments(c)	20,168	(316)	19,852
Foreign exchange and other	(31,940)	(68,668)	(100,608)
Balance, June 30, 2013	$4,135,751	$1,142,047	$5,277,798
____________________________________

(a)
Effective in the first quarter of 2013, the Company has two reportable segments: Developed Markets and Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. For further details, see note 19 titled “SEGMENT INFORMATION”.

(b)	Primarily relates to the Obagi and Natur Produkt acquisitions (as described in note 3).

(c)	Primarily reflects the impact of measurement period adjustments related to the Medicis acquisition (as described in note 3).
As described in note 3, the allocation of the goodwill balance associated with the Obagi and Natur Produkt acquisitions is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

11.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of June 30, 2013 and December 31, 2012, respectively, is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Maturity Date	As of June 30, 2013	As of December 31, 2012
New Revolving Credit Facility(1)	April 2016	$225,000	$—
New Term Loan A Facility(1)	April 2016	1,876,228	2,083,462
New Term Loan B Facility(1)(2)	February 2019	1,263,793	1,275,167
New Incremental Term Loan B Facility(1)(2)	December 2019	972,272	973,988
Senior Notes:
6.50%	July 2016	915,500	915,500
6.75%	October 2017	498,484	498,305
6.875%	December 2018	939,727	939,277
7.00%	October 2020	686,876	686,660
6.75%	August 2021	650,000	650,000
7.25%	July 2022	541,789	541,335
6.375%(3)	October 2020	2,216,993	1,724,520
6.375%(3)	October 2020	2,318	492,720
Convertible Notes:
1.375% Convertible Notes(4)	June 2017	209	228,576
2.50% Convertible Notes(4)	June 2032	—	5,133
1.50% Convertible Notes(4)	June 2033	—	84
Other		4,916	898
		10,794,105	11,015,625
Less current portion		(346,875)	(480,182)
Total long-term debt		$10,447,230	$10,535,443
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”).

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

(3)
On March 29, 2013, the Company announced that its wholly-owned subsidiary, Valeant, commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “Existing Notes”) into the previously outstanding $1.75 billion 6.375% senior notes due 2020. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Existing Notes with the anticipated result being that some or all of such notes would be part of a single series of 6.375% senior notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of the Company’s debt outstanding, expired on April 26, 2013. $497.7 million of aggregate principal amount of the Existing Notes was exchanged as of such date.

(4)	Represents obligations assumed from Medicis.
The total fair value of the Company’s long-term debt, including current portion, with carrying values of $10.8 billion and $11.0 billion at June 30, 2013 and December 31, 2012, was $11.0 billion and $11.7 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the Company’s debt issuances.
Senior Secured Credit Facilities
On January 24, 2013, the Company and certain of its subsidiaries as guarantors entered into Amendment No. 3 to the Credit Agreement to reprice its senior secured term loan A facility (the “Term Loan A Facility”, as so amended, the “New Term Loan A Facility”) and its revolving credit facility (the “Revolving Credit Facility”, as so amended, the “New Revolving Credit Facility”). As amended, the applicable margins for the New Term Loan A Facility and the New Revolving Credit Facility each were reduced by 0.75%. Interest rates for the New Revolving Credit Facility and the New Term Loan A Facility are subject to increase or decrease quarterly based on leverage ratios. For the quarter ended June 30, 2013, the effective rate of interest on the Company’s borrowings under both the New Revolving Credit Facility and the New Term Loan A Facility was 2.45% per annum.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

On February 21, 2013, the Company and certain of its subsidiaries as guarantors entered into Amendment No. 4 to the Credit Agreement to effectuate a repricing of the Term Loan B Facility and the Incremental Term Loan B Facility (the “Term Loan B Repricing Transaction”) by the issuance of the Repriced Term Loan B Facilities. Term loans under the Term Loan B Facility and the Incremental Term Loan B Facility were either exchanged for, or repaid with the proceeds of the Repriced Term Loan B Facilities. The applicable margins for borrowings under the Repriced Term Loan B Facilities are 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor and a 1.75% base rate floor. The term loans under the New Term Loan B Facility and the New Incremental Term Loan B Facility mature on February 13, 2019 and December 11, 2019, respectively, began amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the previous Term Loan B Facility and the Incremental Term Loan B Facility, respectively. In connection with the refinancing of the Term Loan B Facility and the Incremental Term Loan B Facility pursuant to the Term Loan B Repricing Transaction, the Company paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the Term Loan B Facility and Incremental Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan B Facilities in connection with certain refinancings on or prior to August 21, 2013 require a prepayment premium of 1.0% of such loans prepaid. In connection with the Term Loan B Repricing Transaction, the Company recognized a loss on extinguishment of debt of $21.4 million in the three-month period ended March 31, 2013. For the quarter ended June 30, 2013, the effective rate of interest on the Company’s borrowings under both the New Term Loan B Facility and the New Incremental Term Loan B Facility was 3.5% per annum.
On June 6, 2013, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 5 to the Credit Agreement to implement certain revisions in connection with the B&L Acquisition. The amendment provides for certain revisions in connection with, among other things, the formation of VPII Escrow Corp., the offering of the senior unsecured notes by VPII Escrow Corp., the equity offering, the waiver of certain closing conditions and/or requirements in connection with the incurrence of incremental term loans and/or establishment of incremental revolving commitments related to the B&L Acquisition and the consummation of the B&L Acquisition.
On June 26, 2013, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 6 to the Credit Agreement to, among other things, allow for the increase in commitments under the New Revolving Credit Facility and the extension of the maturity of the New Revolving Credit Facility to April 2018, and to amend certain other provisions of the Credit Agreement. On July 15, 2013, the increase in commitments and maturity extension under the New Revolving Credit Facility was completed, with commitments increased by $550.0 million to $1.0 billion.
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
On February 11, 2013, all of the outstanding 2.50% Convertible Notes and 1.50% Convertible Notes were converted by holders and settled 100% in cash in the aggregate amount of $5.1 million and $0.1 million, respectively. In addition, during the six-month period ended June 30, 2013, $228.4 million principal amount of the 1.375% Convertible Notes were converted by holders and settled 100% in cash.
Commitment Letter
In connection with the B&L Acquisition, the Company and its subsidiary, Valeant, entered into a commitment letter dated as of May 24, 2013 (as amended and restated as of June 4, 2013, the “Commitment Letter”), with Goldman Sachs Lending Partners LLC, Goldman Sachs Bank USA and other financial institutions to provide up to $9.275 billion of unsecured bridge loans. In connection with the effectiveness of Amendment No. 5, $4.3 billion of the commitments under the Commitment Letter were reallocated from unsecured bridge loans to a commitment in respect of incremental term loans under the Company’s Senior Secured Credit Facilities and were not subject to a commitment fee. Subsequently, the Company obtained $9.575 billion in financing through a syndication of incremental term loan facilities under the Company’s existing Senior Secured Credit Facilities of $4.05 billion (the “Incremental Term Loan Facilities”), the issuance of the 6.75% senior notes due 2018 (the “2018 Senior Notes”) in an aggregate principal amount of $1.6 billion, the issuance of the 7.50% senior notes due 2021 (the “2021 Senior Notes”) in an aggregate principal amount of $1.625 billion, and the issuance of new equity of approximately $2.3 billion. See note 14 titled “SHAREHOLDERS’ EQUITY” and note 20 titled “SUBSEQUENT EVENTS AND PENDING TRANSACTIONS” for additional information. The proceeds from the issuance of the Incremental Term Loan Facilities, the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

2018 Senior Notes, the 2021 Senior Notes and the equity were utilized to fund (i) the transactions contemplated by the Merger Agreement, (ii) B&L’s obligation to repay all outstanding loans under certain of its existing credit facilities, (iii) B&L’s tender offer for or defeasance or irrevocable call for redemption and deposit of cash to effect such defeasance or redemption of B&L’s 9.875% Senior Notes due 2015 and (iv) certain transaction expenses. In connection with the Commitment Letter, the Company incurred approximately $37.3 million in fees, which are recognized as deferred financing costs. In the second quarter of 2013, the Company expensed $24.2 million of deferred financing costs associated with the Commitment Letter to Interest expense in the consolidated statements of income (loss). The remaining $13.1 million of deferred financing costs was expensed in the third quarter of 2013 upon closing of the 2018 Senior Notes and 2021 Senior Notes on July 12, 2013.

12.	SECURITIES REPURCHASE PROGRAM
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
Repurchase of 5.375% Convertible Notes
In the six-month period ended June 30, 2012, under the 2011 Securities Repurchase Program, the Company repurchased $1.1 million principal amount of the 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”) for a purchase price of $4.0 million. The carrying amount of the 5.375% Convertible Notes purchased was $1.0 million (net of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $1.1 million. The difference of $0.1 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $2.9 million between the estimated fair value of $1.1 million and the purchase price of $4.0 million resulted in charges to additional paid-in capital and accumulated deficit of $0.2 million and $2.7 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $0.1 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $3.9 million is presented in the consolidated statement of cash flows as an outflow from financing activities.
Share Repurchases
In the six-month period ended June 30, 2013, under the 2012 Securities Repurchase Program, the Company repurchased 507,957 of its common shares for an aggregate purchase price of $35.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $25.8 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
In the six-month period ended June 30, 2012, under the 2011 Securities Repurchase Program, the Company repurchased 5,257,454 of its common shares for an aggregate purchase price of $280.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $178.4 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
Total Repurchases under the 2012 Securities Repurchase Program
As of June 30, 2013, the Company had repurchased approximately $35.7 million, in the aggregate, of its common shares under the 2012 Securities Repurchase Program.
Additional Repurchases outside the 2012 Securities Repurchase Program

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

In addition to the repurchases made under the 2012 Securities Repurchase Program, during the six-month period ended June 30, 2013, the Company repurchased an additional 217,294 of its common shares on behalf of certain members of the Company’s Board of Directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. These common shares were subsequently transferred to such directors. These common shares were repurchased for an aggregate purchase price of $19.9 million. The excess of the purchase price over the carrying value of the common shares repurchased of $15.6 million was charged to the accumulated deficit. As the common shares were repurchased on behalf of certain of the Company’s directors, these repurchases were not made under the 2012 Securities Repurchase Program.

13.	SHARE-BASED COMPENSATION
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$4,714	$5,365	$8,152	$12,076
RSUs	2,667	9,791	8,324	22,232
Share-based compensation expense	$7,381	$15,156	$16,476	$34,308

Cost of goods sold	$—	$(230)	$—	$—
Research and development expenses	—	210	—	440
Selling, general and administrative expenses	7,381	15,176	16,476	33,868
Share-based compensation expense	$7,381	$15,156	$16,476	$34,308
In the second quarter of 2013, certain equity awards held by current non-management directors were modified from units settled in common shares to units settled in cash, which changed the classification from equity awards to liability awards. The resulting reduction in share-based compensation expense of $5.8 million was more than offset by incremental compensation expense of $21.3 million recognized in the second quarter of 2013, which represents the fair value of the awards settled in cash. As the modified awards were fully vested and paid out, no additional compensation expense will be recognized in subsequent periods.
The decrease in share-based compensation expense for the three-month and six-month periods ended June 30, 2013 was also driven by the impact of forfeitures and the accelerated vesting that was triggered in the prior year related to certain performance-based RSU awards.
In the six-month periods ended June 30, 2013 and 2012, the Company granted approximately 511,000 stock options with a weighted-average exercise price of $71.10 per option and approximately 396,000 stock options with a weighted-average exercise price of $52.87 per option, respectively. The weighted-average fair values of all stock options granted to employees in the six-month periods ended June 30, 2013 and 2012 were $22.74 and $18.91, respectively.
In the six-month periods ended June 30, 2013 and 2012, the Company granted approximately 84,000 time-based RSUs with a weighted-average grant date fair value of $70.96 per RSU and approximately 209,000 time-based RSUs with a weighted-average grant date fair value of $50.41 per RSU, respectively.
In the six-month period ended June 30, 2013 and 2012, the Company granted approximately 195,000 performance-based RSUs with a weighted-average grant date fair value of $101.95 per RSU and approximately 185,000 performance-based RSUs with a weighted-average grant date fair value of $69.26 per RSU, respectively.
As of June 30, 2013, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $92.8 million, in the aggregate, which will be amortized over a weighted-average period of 2.15 years.

14.	SHAREHOLDERS’ EQUITY

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' equity
	Shares (000s)	Amount
Balance, January 1, 2012	306,371	$5,963,621	$276,117	$(2,030,292)	$(279,616)	$3,929,830
Repurchase of equity component of 5.375% Convertible Notes	—	—	(180)	(2,682)	—	(2,862)
Common shares issued under share-based compensation plans	939	23,944	(16,925)	—	—	7,019
Repurchase of common shares	(5,257)	(102,340)	—	(178,384)	—	(280,724)
Share-based compensation	—	—	34,308	—	—	34,308
Employee withholding taxes related to share-based awards	—	—	(13,734)	—	—	(13,734)
Tax benefits from stock options exercised	—	—	3,475	—	—	3,475
	302,053	5,885,225	283,061	(2,211,358)	(279,616)	3,677,312
Comprehensive loss:
Net loss	—	—	—	(34,528)	—	(34,528)
Other comprehensive loss	—	—	—	—	(8,278)	(8,278)
Total comprehensive loss						(42,806)
Balance, June 30, 2012	302,053	$5,885,225	$283,061	$(2,245,886)	$(287,894)	$3,634,506

Balance, January 1, 2013	303,861	$5,940,652	$267,118	$(2,370,976)	$(119,396)	$3,717,398
Issuance of common stock (1)	27,059	2,269,470	—	—	—	2,269,470
Common shares issued under share-based compensation plans(2)	2,260	54,288	(53,223)	—	—	1,065
Repurchase of common shares(2)	(725)	(14,218)	—	(41,411)	—	(55,629)
Share-based compensation	—	—	16,476	—	—	16,476
Employee withholding taxes related to share-based awards	—	—	(21,531)	—	—	(21,531)
Tax benefits from stock options exercised	—	—	16,449	—	—	16,449
	332,455	8,250,192	225,289	(2,412,387)	(119,396)	5,943,698
Comprehensive loss:
Net loss	—	—	—	(16,664)	—	(16,664)
Other comprehensive loss	—	—	—	—	(224,505)	(224,505)
Total comprehensive loss						(241,169)
Balance, June 30, 2013	332,455	$8,250,192	$225,289	$(2,429,051)	$(343,901)	$5,702,529
____________________________________

(1)
On June 24, 2013, the Company completed, pursuant to an Underwriting Agreement with Goldman Sachs & Co. and Goldman Sachs Canada, Inc., a public offering for the sale of 27,058,824 of its common shares, no par value, at a price of $85.00 per share, or aggregate gross proceeds of approximately $2.3 billion. In connection with the issuance of these new common shares, the Company incurred approximately $30.5 million of issuance costs, which has been reflected as reduction to the gross proceeds from the equity issuance.

(2)
During the second quarter of 2013, 225,000 common shares were repurchased by the Company pursuant to a purchase agreement with Goldman, Sachs & Co. Under this purchase program, the repurchases were made by Goldman, Sachs & Co. in compliance with Rule 10b5-1(c)(1)(i) of the Securities Exchange Act of 1934. 217,294 of these common shares were repurchased on behalf of certain members of the Company’s Board of Directors, and were subsequently transferred to such directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. The remaining 7,706 common shares were repurchased on behalf of the Company pursuant to the 2012 Securities Repurchase Program (and therefore these shares are included in the 507,957 of total common shares repurchased under the 2012 Securities Repurchase Program as of June 30, 2013) and were subsequently cancelled (see note 12 titled “SECURITIES REPURCHASE PROGRAM” for further information).

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of June 30, 2013, were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Auction Rate Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Equity Securities	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2013	$(121,696)	$1	$379	$2,206	$(286)	$(119,396)
Foreign currency translation adjustment	(224,126)	—	—	—	—	(224,126)
Reclassification to net income (loss)(1)	—	(1)	(3,963)	—	—	(3,964)
Net unrealized holding gain on available-for-sale equity securities	—	—	3,584	—	—	3,584
Pension adjustment(2)	—	—	—	—	1	1
Balance, June 30, 2013	$(345,822)	$—	$—	$2,206	$(285)	$(343,901)
____________________________________

(1)	Included in gain (loss) on investments, net.

(2)	Reflects changes in defined benefit obligations and related plan assets of legacy Valeant defined benefit pension plans.
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested. Income taxes allocated to other components of other comprehensive loss, including reclassification adjustments, were not material.

16.	INCOME TAXES
In the three-month period ended June 30, 2013, the Company recognized an income tax recovery of $51.2 million, which comprised of $52.8 million related to the expected tax recovery in tax jurisdictions outside of Canada offset with an income tax expense of $1.6 million related to Canadian income taxes. In the six-month period ended June 30, 2013, the Company recognized an income tax benefit of $78.5 million, which comprised of $81.5 million related to the expected tax recovery in tax jurisdictions outside of Canada and an income tax expense of $3.0 million related to Canadian income taxes. In the three-month and six-month periods ended June 30, 2013, the Company’s effective tax rate was primarily impacted by (i) tax recovery generated from the Company’s annualized effective tax rate applied against overall income of the Company, (ii) the impairment of intangibles in the U.S. and Australia and (iii) recognition of U.S. research and development credits associated with a change in tax law.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $123.4 million as of June 30, 2013 and $124.5 million as of December 31, 2012. The Company does not record a valuation allowance against its U.S. foreign tax credits as it has determined it is more likely than not the Company will realize these deferred tax assets in the future. However, the Company continues to monitor its U.S. foreign source income and losses in the future and assess the need for a valuation allowance.
As of June 30, 2013, the Company had $131.4 million of unrecognized tax benefits, which included $25.5 million relating to interest and penalties. Of the total unrecognized tax benefits, $92.0 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that up to $13.3 million of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2013, the Company had accrued $1.0 million for interest and $0.2 million for penalties.
Valeant and its subsidiaries have closed the IRS audits through the 2009 tax year. Valeant is currently under examination for various state tax audits for years 2002 to 2010. The Company is currently under examination by the Canada Revenue Agency for years 2005 to 2008 and remains open to examination for years 2004 and later.

17.	EARNINGS (LOSS) PER SHARE

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Earnings (loss) per share for the three-month and six-month periods ended June 30, 2013 and 2012 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$10,866	$(21,607)	$(16,664)	$(34,528)

Basic weighted-average number of common shares outstanding (000s)	308,153	304,816	307,677	306,296
Diluted effect of stock options and RSUs (000s)(a)	6,294	—	—	—
Diluted effect of convertible debt (000s)(a)	—	—	—	—
Diluted weighted-average number of common shares outstanding (000s)	314,447	304,816	307,677	306,296

Basic earnings (loss) per share	$0.04	$(0.07)	$(0.05)	$(0.11)
Diluted earnings (loss) per share	$0.03	$(0.07)	$(0.05)	$(0.11)
____________________________________

(a)
In the three-month period ended June 30, 2012 and six-month periods ended June 30, 2013 and 2012, all potential common shares issuable for stock options, RSUs and convertible debt were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options, RSUs and convertible debt on the weighted-average number of common shares outstanding would have been as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2013	2012
Basic weighted-average number of common shares outstanding (000s)	304,816	307,677	306,296
Dilutive effect of stock options and RSUs (000s)	6,938	6,441	7,331
Dilutive effect of Convertible Notes (000s)	877	—	887
Diluted weighted-average number of common shares outstanding (000s)	312,631	314,118	314,514
In the three-month and six-month periods ended June 30, 2013, stock options to purchase approximately 14,000 and 99,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company’s common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, compared with approximately 927,000 and 814,000 stock options in the corresponding periods of 2012.

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
Securities
Medicis Shareholder Class Actions
Prior to the Company’s acquisition of Medicis, several purported holders of then public shares of Medicis filed putative class action lawsuits in the Delaware Court of Chancery and the Arizona Superior Court against Medicis and the members of its board of directors, as well as one or both of Valeant and Merlin Merger Sub (the wholly-owned subsidiary of Valeant formed in connection with the Medicis acquisition). The Delaware actions (which were instituted on September 11, 2012 and October 1, 2012, respectively) were consolidated for all purposes under the caption In re Medicis Pharmaceutical Corporation Stockholders Litigation, C.A. No. 7857-CS (Del. Ch.). The Arizona action (which was instituted on September 11, 2012) bears the caption Swint v. Medicis Pharmaceutical Corporation, et. al., Case No. CV2012-055635 (Ariz. Sup. Ct.). The actions all alleged, among other things, that the Medicis directors breached their fiduciary duties because they supposedly failed to properly value Medicis and caused materially misleading and incomplete information to be disseminated to Medicis’ public shareholders, and that Valeant and/or Merlin Merger Sub aided and abetted those alleged breaches of fiduciary duty. The actions also sought, among other things, injunctive and other equitable relief, and money damages. On November 20, 2012, Medicis and the other named defendants in the Delaware action signed a memorandum of understanding (“MOU”) to settle the Delaware action and resolve all claims asserted by the purported class. In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses in an amount to be determined by the Delaware Court of Chancery. The settlement is subject to court approval and further definitive documentation. The plaintiff in the Arizona action agreed to dismiss her complaint. On January 15, 2013, the Arizona Superior Court issued an order granting the parties' joint stipulation to dismiss the Arizona action.
Obagi Shareholder Class Actions
Prior to the acquisition of all of the outstanding common stock of Obagi, the following complaints were filed: (i) a complaint in the Court of Chancery of the State of Delaware, dated March 22, 2013, and amended on April 1, 2013 and on April 8, 2013, captioned Michael Rubin v. Obagi Medical Products, Inc., et al.; (ii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 22, 2013, and amended on March 27, 2013, captioned Gary Haas v. Obagi Medical Products, Inc., et al.; and (iii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 27, 2013, captioned Drew Leonard v. Obagi Medical Products, Inc., et al. Each complaint is a purported shareholder class action and names as defendants Obagi and the members of the Obagi Board of Directors. The two complaints filed in California also name Valeant and Odysseus Acquisition Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Obagi acquisition) as defendants. The plaintiffs’ allegations in each action are substantially similar. The plaintiffs allege that the members of the Obagi Board of Directors breached their fiduciary duties to Obagi’s stockholders in connection with the sale of the company, and the California complaints further allege that Obagi, Valeant and Odysseus Acquisition Corp. aided and abetted the purported breaches of fiduciary duties. In support of their purported claims, the plaintiffs allege that the proposed transaction undervalues Obagi, involves an inadequate sales process and includes preclusive deal protection devices. The plaintiffs in the Rubin case in Delaware and in the Haas case in California also filed amended complaints, which added allegations challenging the adequacy of the disclosures concerning the transaction. The plaintiffs sought damages and to enjoin the transaction, and also sought attorneys’ and expert fees and costs. On April 12, 2013, the defendants entered into an MOU with the plaintiffs to the actions pending in the Court of Chancery of the State of Delaware and the Superior Court of the State of California, pursuant to which Obagi and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. The settlement is subject to the approval of the appropriate court and further definitive documentation.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

On April 24, 2013, having received notice that the parties had reached an agreement to settle the litigation, the California Court scheduled a “Hearing on Order to Show Cause Re Dismissal” for July 31, 2013. On July 31, 2013, the California Court continued the matter for six months, until January 29, 2014, pending completion of definitive documentation and approval proceedings in the Court of Chancery of the State of Delaware. If the MOU is not approved or the applicable conditions are not satisfied, the defendants will continue to vigorously defend these actions.
Antitrust
Wellbutrin XL® Antitrust Class Actions
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
After extensive discovery, briefing and oral argument, the Court granted the defendants’ motion for summary judgment on all but one of the plaintiffs’ claims, and deferred ruling on the remaining claim. Following the summary judgment decision, the Company entered into binding settlement arrangements with both plaintiffs’ classes to resolve all existing claims against the Company. The total settlement amount payable is $49.25 million. In addition, the Company will pay up to $500,000 toward settlement notice costs. These charges were recognized in the second quarter of 2012, within Legal settlements and related fees in the consolidated statements of income (loss). The settlements require Court approval. The direct purchaser class filed its motion for preliminary approval of its settlement on July 23, 2012. The hearing on final approval of that settlement took place on November 7, 2012, with the Court granting final approval to the settlement on that day. The hearing on final approval of the settlement with the indirect purchasers took place in June 2013, with the Court granting final approval to the settlement on July 22, 2013.
Solodyn® Antitrust Class Actions
On July 22, 2013, United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund, filed a civil antitrust class action complaint in the United States District Court for the Eastern District of Pennsylvania against Medicis, the Company and various manufacturers of generic forms of Solodyn®, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn®.  The plaintiff further alleges that the defendants orchestrated a scheme to improperly restrain trade, and maintain, extend and abuse Medicis' alleged monopoly power in the market for minocycline hydrochloride extended release tablets to the detriment of plaintiff and the putative class of end-payor purchasers it seeks to represent, causing them to pay overcharges.  Plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleges that defendants have been unjustly enriched through their alleged conduct. Plaintiff seeks declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys' fees.  On August 1, 2013, the International Union of Operating Engineers Local 132 Health and Welfare Fund filed an antitrust class action complaint, also on behalf of a putative class of end-payor purchasers, in the United States District Court for the Northern District of California against the same defendants, including Medicis and the Company, making similar allegations and seeking similar relief.  Similarly, on July 23, 2013, Rochester Drug Co-Operative, Inc., filed an antitrust class action complaint on behalf of a putative class of direct purchasers in the United States District Court for the Eastern District of Pennsylvania against the same defendants, including Medicis and the Company, making similar allegations and seeking treble damages under Sections

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2.  We are in the process of evaluating the claims and plan to vigorously defend these actions.
Intellectual Property
Watson APLENZIN® Litigation
On or about January 5, 2010, the Company's subsidiary, Valeant International (Barbados) SRL (now Valeant International Bermuda) ("VIB"), received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc.-Florida (“Watson”), related to Watson’s Abbreviated New Drug Application (“ANDA”) filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which correspond to the Company’s Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA’s Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA’s Orange Book after Watson’s initial certification. Watson alleged these patents are invalid or not infringed. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson’s ANDA. The Delaware action dismissed without prejudice and the litigation proceeded in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions were consolidated into the first-filed case before the same judge. In the course of discovery, the issues were narrowed and only five of the patents remained in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011 and closing arguments were heard in September 2011. A judgment in this matter was issued on November 8, 2011. The Court found that Watson had failed to prove that VIB’s patents at suit were invalid and granted judgment in favor of VIB. On February 23, 2012, the Court granted VIB’s request for declaratory injunctive relief under 35 U.S.C. 271(e)(4)(A). On July 9, 2012, the Court denied VIB’s request for further injunctive relief under 35 U.S.C. 271(e)(4)(B) and/or 35 U.S.C. 283. Watson is appealing the judgment. The appeal is proceeding in the ordinary course.
Cobalt TIAZAC® XC Litigation
On or about August 17, 2012, VIB and Valeant Canada received a Notice of Allegation from Cobalt Pharmaceuticals Company (“Cobalt”) with respect to diltiazem hydrochloride 180 mg, 240 mg, 300 mg and 360 mg tablets, marketed in Canada by Valeant Canada as TIAZAC® XC. The patents in issue are Canadian Patent Nos. 2,242,224, and 2,307,547. Cobalt alleged that its generic form of TIAZAC® XC does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister of Health from issuing a Notice of Compliance to Cobalt was issued in the Federal Court of Canada on September 28, 2012. A motion to declare Cobalt’s Notice of Allegation to be null and void due to a conflict of interest on the part of Cobalt’s legal counsel was heard by a judge of the Federal Court on December 17, 2012. A decision was issued on June 12, 2013 dismissing the motion in part. In particular, VIB and Valeant were successful on their motion to disqualify Cobalt’s counsel; however, a declaration that Cobalt’s Notice of Allegation is null and void was not granted. Both parties have appealed the decision. Otherwise, the application is proceeding in the ordinary course. A hearing in this matter is expected to take place in June 2014.
Banner TARGRETIN® Litigation
On or about August 26, 2011, Eisai received a Notice of Paragraph IV Certification dated August 25, 2011 from Banner Pharmacaps Inc. (“Banner”), related to Banner’s ANDA filing with the FDA for bexarotene capsules, 75 mg, which correspond to the Targretin® capsules. In the notice, Banner asserted that U.S. Patent Nos. 5,780,676 C1 (the “'676 Patent”) and 5,962,731 (the “'731 Patent”), which are listed in the FDA’s Orange Book for Targretin®, are either invalid, unenforceable and/or will not be infringed by Banner’s manufacture, use, sale or offer to sale of Banner’s generic product for which the ANDA was submitted. At that time, Eisai held the U.S. rights to the Targretin® product, including the '676 patent and the '731 patent and the NDA for the Targretin® product. Eisai filed suit pursuant to the Hatch-Waxman Act against Banner on October 4, 2011, in the U.S. District Court for the District of Delaware, thereby triggering a 30-month stay of the approval of Banner’s ANDA. In the suit, Eisai alleged infringement by Banner of one or more claims of the '676 Patent and the '731 Patent. On December 18, 2012, Mylan Pharmaceuticals Inc. (“Mylan”) was added as a defendant in the proceedings after Eisai was informed that Mylan had acquired certain rights in the ANDA. On February 20, 2013, the Company acquired from Eisai the U.S. rights to the Targretin® product, including the '676 patent and the '731 patent and the NDA for the Targretin® product, which were, in

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

turn, transferred to the Company’s indirect wholly-owned subsidiary, Valeant Pharmaceuticals Luxembourg S.a.r.l. (“Valeant Luxembourg”). On April 24, 2013, the parties entered into a stipulation to add Valeant Luxembourg as a plaintiff in the proceedings. Fact discovery closed in June 2013. Document production with respect to Eisai was completed on April 11, 2013. Expert discovery began in July 2013 and is scheduled to continue through October 11, 2013. A four-day bench trial is set to begin on December 16, 2013. The matter is proceeding in the ordinary course.
AntiGrippin™ Litigation
The Company is aware of two recent suits being brought against the Company's subsidiary, Natur Produkt, seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names. Natur Produkt intends to vigorously defend these matters.
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
In the case brought by the State of Alabama, the Company answered the State’s Amended Complaint. On October 16, 2009, the Supreme Court of Alabama issued an opinion reversing judgments in favor of the State in the first three cases that were tried against co-defendant companies. The Alabama Supreme Court also rendered judgment in favor of those defendants, finding that the State’s fraud-based theories failed as a matter of law. The court ordered all parties to this proceeding to attend mediation in December 2011. In February 2012, the matter settled for an all-inclusive payment in the amount of less than $0.1 million.
A Third Amending Petition for Damages and Jury Demand was filed on November 10, 2010 in Louisiana State Court by the State of Louisiana claiming that a former subsidiary of the Company, and numerous other pharmaceutical companies, knowingly inflated the AWP and “wholesale acquisition cost” of their prescription drugs, resulting in alleged overpayments by the State for pharmaceutical products sold by the companies. The State has subsequently filed additional amendments to its Petition, none of which materially affect the claims against the Company. In August 2013, the parties agreed to settle this matter for an all-inclusive payment in the amount of less than $0.3 million.
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
Anacor Breach of Contract Proceeding
On or about October 29, 2012, the Company received notice from Anacor Pharmaceuticals, Inc. (“Anacor”) seeking to commence arbitration of a breach of contract dispute under a master services agreement dated March 26, 2004 between Anacor and Dow Pharmaceuticals (“Dow”) related to certain development services provided by Dow in connection with Anacor’s efforts to develop its onychomycosis nail-penetrating anti-fungal product. Anacor has asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. Anacor is seeking injunctive relief (for a certain period ending after the approval of Valeant's pending new drug application for efinaconazole, its topical product candidate for the treatment of onychomycosis) and damages of at least $215.0 million. A hearing in the arbitration is scheduled for September 2013. A motion for a preliminary injunction was filed and a hearing for such motion

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

had been set to begin on May 6, 2013. However, as announced on May 2, 2013, the Company agreed that the launch of efinaconazole, would not occur until after the September 2013 arbitration hearing and, as a result, the preliminary injunction hearing was canceled. As also announced, the Company subsequently received a Complete Response Letter from the FDA regarding its NDA for efinaconazole. The Company is in the process of addressing the issues raised by the FDA in its letter and now expects to launch the product in 2014.
Following a hearing in July on a motion brought by Valeant, the Arbitrator dismissed Anacor's claim for breach of fiduciary duty.  Prior to the hearing on that motion, Anacor voluntarily agreed to dismiss its claims for conversion and interference with prospective business advantage. The Company intends to vigorously contest the remaining claims.
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
Stiefel VELTIN™ Litigation
On July 28, 2010, Medicis filed suit against Stiefel Laboratories, Inc. (“Stiefel”), a subsidiary of GlaxoSmithKline plc, in the U.S. District Court for the Western District of Texas-San Antonio Division seeking a declaratory judgment that the manufacture and sale of Stiefel’s acne product VELTIN™ Gel will infringe one or more claims of its U.S. Patent No. RE41,134 (the “'134 Patent”) covering Medicis’ product ZIANA® Gel. Medicis has rights to the '134 Patent pursuant to an exclusive license agreement with the owner of the patent. The relief requested included a request for a permanent injunction preventing Stiefel from infringing the '134 Patent by engaging in the commercial manufacture, use, importation, offer to sell, or sale of any therapeutic composition or method of use covered by the '134 Patent, including such activities relating to VELTIN™ Gel, and from inducing or contributing to any such activities. On October 8, 2010, Medicis and the owner of the '134 Patent filed a motion for a Preliminary Injunction seeking to enjoin sales of VELTIN™ Gel. Medicis also requested a temporary restraining order, which application was heard and denied by the Court on October 15, 2010. On May 15, 2012, Medicis filed an amended complaint converting the prior claim of declaratory relief into a claim of patent infringement. On June 15, 2012, Stiefel responded to the amended complaint and alleged a new declaratory relief counterclaim relating to U.S. Patent No. 6,387,383 (the “'383 Patent”), which patent also covers the ZIANA® Gel product. On March 27, 2013, an order for a new Markman (claim construction) hearing was entered, which the Court sought to schedule in late April. On June 12, 2013, the parties entered into a settlement agreement with respect to this matter, pursuant to which Stiefel will pay to Medicis certain amounts, including an up-front payment and royalties on sales of its VELTIN™ Gel product until the expiration of the '134 patent. The parties have subsequently dismissed this proceeding.
Actavis ZIANA® Litigation
On March 30, 2011, Medicis received a Notice of Paragraph IV Patent Certification Notice from Actavis Mid Atlantic LLC (“Actavis”) advising that Actavis has filed an ANDA with the FDA for approval to market a generic version of ZIANA® (clindamycin phosphate 1.2% and tretinoin 0.025%) Gel. Actavis’ Paragraph IV Patent Certification alleges that Medicis’ '134 Patent and '383 Patent will not be infringed by Actavis’ manufacture, use and/or sale of the product for which the ANDA was submitted, and that the '134 Patent and the '383 Patent are otherwise invalid. On May 11, 2011, Medicis filed suit against Actavis in the U.S. District Court for the District of Delaware. Originally, the suit sought an adjudication that Actavis’ ANDA infringes one or more claims of the '134 Patent and the '383 Patent, and that if approved, Actavis’ product will infringe those patents. In February 2012, Medicis withdrew the '134 Patent from the litigation and all claims concerning that patent were dismissed without prejudice. The relief requested includes a request for a permanent injunction preventing the FDA from approving Actavis’ ANDA. As a result of the filing of the suit, the 30-month stay period was triggered. Fact discovery concluded

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

on October 19, 2012. A mediation was held on November 13, 2012, but did not result in settlement. The bench trial was set to commence on July 8, 2013. On April 9, 2013, the parties entered into a settlement agreement concerning this litigation and the Arizona state court litigation (discussed in the immediately following paragraph) and the case was dismissed on April 10, 2013.
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
Actavis ZYCLARA® Litigation
On August 8, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Actavis advising that Actavis has filed an ANDA with the FDA for a generic version of Medicis’ product ZYCLARA® (Imiquimod) Cream, 3.75%. Actavis’ Paragraph IV Certification alleges that Medicis’ U.S. Patent No. 8,236,816 (the “'816 Patent”) is invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product for which the ANDA was submitted. On August 31, 2012, Medicis filed suit against Actavis in the U.S. District Court for the District of Delaware alleging infringement by Actavis of one or more claims of the '816 Patent. Medicis received an Issue Notification for a second patent covering ZYCLARA® Cream, 3.75%, which patent was expected to issue on August 14, 2012 pursuant to U.S. Patent Application No. 13/182,433 (the “'433 Application”). Medicis subsequently received from Actavis a Notice of Paragraph IV Certification with respect to the '433 Application. On October 30, 2012, the USPTO issued U.S. Patent No. 8,299,109 under the '433 Application (the “'109 Patent”). On November 2, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Actavis alleging that the '109 Patent is invalid, unenforceable and/or will not be infringed by Actavis’ manufacture, use or sale of the product for which the ANDA was submitted. The Paragraph IV Certification was in substance the same as the previously received Paragraph IV Certifications. On November 21, 2012, the Court entered a scheduling order in the case setting a Markman (claim construction) hearing date of June 21, 2013 and a trial beginning on January 21, 2014. The Parties entered into a settlement agreement on April 9, 2013 and a dismissal of this case was entered on April 10, 2013. Under the terms of the settlement agreement, Actavis may launch its generic version of Zyclara® on January 1, 2019, or earlier under certain circumstances. Medicis will receive a share of the economics from sales of such generic products sold by Actavis under the settlement agreement.
Alkem Laboratories Limited Paragraph IV Patent Certification for Generic Versions of SOLODYN®
On October 29, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Alkem Laboratories Limited (“Alkem”) advising that Alkem had filed an ANDA with the FDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Alkem’s Paragraph IV Patent Certification alleges that Medicis’ U.S. Patent Nos. 5,908,838, 7,541,347, 7,544,373, 7,790,705, 7,919,483, 8,252,776 and 8,268,804 are invalid, unenforceable and/or will not be infringed by Alkem’s manufacture, use or sale of the products for which the ANDA was submitted. On December 5, 2012, Medicis filed suit against Alkem in the United States District Court for the District of Delaware. On December 7, 2012, Medicis filed suit against Alkem in the United States District Court for the District of New Jersey. The suits seek an adjudication that Alkem has infringed one or more claims of Medicis’ U.S. Patent Nos. 5,908,838, 7,790,705 and 8,268,804 (the “Patents”) by submitting to the FDA an ANDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 65mg, 90mg, 115mg and 135mg strengths. The relief requested includes requests for a permanent injunction preventing Alkem from infringing the asserted claims of the Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of SOLODYN before the expiration of the Patents. The matters are proceeding in the ordinary course.
Sidmak Laboratories (India) Pvt., Ltd. Paragraph IV Patent Certification for Generic Versions of SOLODYN®

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

On November 2, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Sidmak Laboratories (India) Pvt., Ltd. (“Sidmak”) advising that Sidmak had filed an ANDA with the FDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 55mg, 65mg, 80mg,110mg, 115mg and 135mg strengths. Sidmak’s Paragraph IV Patent Certification alleges that Medicis’ U.S. Patent Nos. 5,908,838, 7,790,705, 7,919,483, 8,252,776 and 8,268,804 are invalid and/or will not be infringed by Sidmak’s manufacture, use or sale of the products for which the ANDA was submitted.  On December 5, 2012, Medicis filed suit against Sidmak in the United States District Court for the District of Delaware. The suit seeks an adjudication that Sidmak has infringed one or more claims of Medicis’ U.S. Patent Nos. 5,908,838, 7,790,705 and 8,268,804 (the “Patents”) by submitting to the FDA an ANDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 65mg, 90mg, 115mg and 135mg strengths. The relief requested includes requests for a permanent injunction preventing Sidmak from infringing the asserted claims of the Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of SOLODYN before the expiration of the Patents. On July 9, 2013, the parties entered into a settlement agreement, under which Sidmak received a license under the Patents on entry date terms that are consistent with those previously provided to other generics. A corresponding consent judgment and permanent injunction against Sidmak was entered by the court on July 12, 2013.
Civil Investigative Demand from the U.S. Federal Trade Commission
Medicis entered into various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation. On May 2, 2012, Medicis received a civil investigative demand from the U.S. Federal Trade Commission (the “FTC”) requiring that Medicis provide to the FTC information and documents relating to such agreements, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice, and other efforts principally relating to SOLODYN®. On June 7, 2013, Medicis received an additional civil investigative demand. Medicis is cooperating with this investigative process. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge Medicis through a civil administrative or judicial proceeding. If the FTC ultimately challenges the agreements, we would expect to vigorously defend in any such action.
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

19.	SEGMENT INFORMATION
Reportable Segments
As a result of the Company’s acquisition strategy and continued growth, impacted most recently by the December 2012 Medicis acquisition, the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), began to manage the business differently in 2013, which necessitated a realignment of the segment structure. Pursuant to this change, which was effective in the first quarter of 2013, the Company now has two reportable segments: (i) Developed Markets, and (ii) Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. The following is a brief description of the Company’s segments as of June 30, 2013:

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

•
Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Central and Eastern Europe (primarily Poland, Russia and Serbia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), South East Asia and South Africa.

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
Segment Revenues and Profit
Segment revenues and profit for the three-month and six-month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Developed Markets(1)	$791,825	$577,987	$1,562,969	$1,196,875
Emerging Markets(2)	303,937	242,103	601,148	479,318
Total revenues	1,095,762	820,090	2,164,117	1,676,193

Segment profit:
Developed Markets(3)	244,149	200,955	429,402	356,674
Emerging Markets(4)	21,349	30,773	49,906	53,744
Total segment profit	265,498	231,728	479,308	410,418

Corporate(5)	(52,818)	(35,126)	(90,475)	(69,484)
Restructuring, integration and other costs	(53,665)	(30,004)	(102,650)	(92,341)
In-process research and development impairments and other charges	(4,830)	(4,568)	(4,830)	(4,568)
Acquisition-related costs	(7,879)	(13,867)	(15,778)	(21,372)
Legal settlements and related fees	(1,124)	(53,624)	(5,572)	(56,779)
Acquisition-related contingent consideration	(3,669)	(7,729)	(1,484)	(17,568)
Operating income	141,513	86,810	258,519	148,306
Interest income	1,054	1,020	2,650	2,143
Interest expense	(176,793)	(100,614)	(332,108)	(202,639)
Loss on extinguishment of debt	—	—	(21,379)	(133)
Foreign exchange and other	(10,082)	(4,238)	(8,643)	20,061
Gain (loss) on investments, net	3,963	(35)	5,822	2,024
Loss before (recovery of) provision for income taxes	$(40,345)	$(17,057)	$(95,139)	$(30,238)
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue of $277.4 million and $534.0 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the three-month and six-month periods ended June 30, 2013, respectively, primarily from the Medicis, OraPharma, Obagi, Eisai, J&J North America and QLT acquisitions.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue of $27.3 million and $75.3 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the three-month and six-month periods ended June 30, 2013, respectively, primarily from the Natur Produkt, Gerot Lannach and Atlantis acquisitions.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

(3)
Developed Markets segment profit reflects the addition of operations from all 2012 acquisitions and all 2013 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $197.5 million and $401.0 million, in the aggregate, in the three-month and six-month periods ended June 30, 2013, respectively, primarily from Medicis and legacy Valeant operations.

(4)
Emerging Markets segment profit reflects the addition of operations from all 2012 acquisitions and all 2013 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $57.8 million and $114.3 million, in the aggregate, in the three-month and six-month periods ended June 30, 2013, respectively, primarily from legacy Valeant operations.

(5)
Corporate reflects non-restructuring-related share-based compensation expense of $7.4 million and $16.5 million in the three-month and six-month periods ended June 30, 2013, respectively, compared with $15.2 million and $34.3 million in the corresponding periods of 2012.

Segment Assets
Total assets by segment as of June 30, 2013 and December 31, 2012 were as follows:

	As of June 30, 2013	As of December 31, 2012
Assets:
Developed Markets(1)	$12,745,460	$12,859,099
Emerging Markets(2)	4,077,372	4,056,666
	16,822,832	16,915,765
Corporate	2,959,426	1,034,614
Total assets	$19,782,258	$17,950,379
____________________________________

(1)
Developed Markets segment assets as of June 30, 2013 reflect (i) the provisional amounts of identifiable intangible assets and goodwill of Obagi of $335.5 million and $158.5 million, respectively, and (ii) the amounts of identifiable intangible assets acquired from Eisai of $112.0 million.

(2)
Emerging Markets segment assets as of June 30, 2013 reflect (i) the provisional amounts of identifiable intangible assets and goodwill of Natur Produkt of $98.8 million and $34.7 million, respectively, and (ii) the provisional amount of Obagi’s goodwill of $21.6 million.

20.	SUBSEQUENT EVENTS AND PENDING TRANSACTIONS
Subsequent Events
Bausch & Lomb Holdings Incorporated
On August 5, 2013, the Company acquired B&L, pursuant to the Merger Agreement dated May 24, 2013, among the Company, Valeant, Stratos Merger Corp., a Delaware corporation and wholly-owned subsidiary of Valeant (“Merger Sub”), and B&L. Subject to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant. B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products.
In accordance with the Merger Agreement, at the effective time of this merger, each share of B&L common stock, par value $0.01 per share, issued and outstanding immediately prior such effective time, other than any dissenting shares and any shares held by B&L, Valeant, Merger Sub or any of their subsidiaries, was converted into the right to receive its pro rata shares (the “Per Share Merger Consideration”), without interest, of an aggregate purchase price equal to $8.7 billion minus B&L’s existing indebtedness for borrowed money (which was paid off by the Company in accordance with the terms of the Merger Agreement) and related fees and costs, minus certain of B&L’s transaction expenses, minus certain payments with respect to certain cancelled B&L performance-based options (which were not outstanding immediately prior to such effective time), plus the aggregate exercise price applicable to B&L’s outstanding options immediately prior to the effective time, and plus certain cash amounts, all as further described in the Merger Agreement. The B&L Acquisition was financed with debt and equity issuances (see note 11 titled “LONG-TERM DEBT” for additional information).
Each B&L restricted share and stock option, whether vested or unvested, that was outstanding immediately prior to the effective time of the B&L Acquisition was cancelled and converted into the right to receive the Per Share Merger Consideration in the case of restricted shares or, in the case of stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of such stock option.

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
Incremental Term Loan Facilities
On June 27, 2013, the Company priced the Incremental Term Loan Facilities in the aggregate principal amount of $4.05 billion under its existing Senior Secured Credit Facilities. The Incremental Term Loan Facilities consist of (1) $850.0 million of tranche A term loans, maturing on April 20, 2016, bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus 1.25% or (ii) LIBOR plus 2.25% and having terms that are consistent with the Company’s existing New Term Loan A Facility, and (2) $3,200.0 million of tranche B term loans maturing on August 5, 2020, bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus 2.75% or (ii) LIBOR plus 3.75% and having terms that are consistent with the Company’s New Term Loan B Facility. The Incremental Term Loan Facilities closed on August 5, 2013, concurrent with the closing of the B&L Acquisition. Pursuant to the Credit Agreement, in connection with the funding of the Incremental Term Loan Facilities, the interest margins under the New Term Loan B Facility and the New Incremental Term Loan B Facility increased by 0.875% per annum.
2018 Senior Notes and 2021 Senior Notes
On July 12, 2013, VPII Escrow Corp. (the “Issuer”), a newly formed wholly-owned subsidiary of the Company, issued $1.6 billion aggregate principal amount of the 2018 Senior Notes and $1.625 billion aggregate principal amount of the 2021 Senior Notes (collectively, the “Notes”) in a private placement. The 2018 Senior Notes mature on August 15, 2018 and bear interest at the rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2021 Senior Notes mature on July 15, 2021 and bear interest at the rate of 7.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2014. In connection with the issuances of the 2018 Senior Notes and the 2021 Senior Notes, the Company incurred approximately $20.0 million and $20.3 million in underwriting fees, respectively, which are recognized as debt issue discount and which resulted in net proceeds of $1.580 billion and $1.6047 billion, respectively. At the time of the closing of the B&L Acquisition, (1) the Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to the Company, (2) the Company assumed all of the Issuer’s obligations under the Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the B&L Acquisition as described above.
The Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor of the Company’s existing Senior Secured Credit Facilities.
The indentures governing the terms of the Notes provide that the 2018 Senior Notes and the 2021 Senior Notes, are redeemable at the option of the Issuer, in whole or in part, at any time on or after August 15, 2015 and July 15, 2016, respectively, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, the Issuer may redeem some or all of the 2018 Senior Notes prior to August 15, 2015 and some or all of the 2021 Senior Notes prior to July 15, 2016, in each case at a price equal to 100% of the principal amount thereof, plus a make-whole premium. Prior to August 15, 2015, the Issuer may redeem up to 35% of the aggregate principal amount of the 2018 Senior Notes and prior to July 15, 2016, the Issuer may redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes, in each case using the proceeds of certain equity offerings at the respective redemption price equal to 106.75% and 107.50% of the principal amount of the 2018 Senior Notes and 2021 Senior Notes, respectively, plus accrued and unpaid interest to the applicable date of redemption.
If the Company experiences a change in control, the Company may be required to repurchase the Notes, as applicable, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest to, but excluding the applicable purchase date of the Notes.
The Notes indentures contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee additional indebtedness, make certain investments and other restricted payments, create liens, enter into transactions with affiliates, engage in mergers, consolidations or amalgamations and transfer and sell assets.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Pending Transaction
Sale of Metronidazole 1.3%
On April 30, 2013, the Company agreed to sell the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for approximately $55 million, which includes upfront and certain milestone payments, and minimum royalties for the first three years of commercialization.  In addition, royalties are payable to the Company beyond the initial three-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The rights to Metronidazole 1.3% are expected to be transferred to Actavis Specialty Brands at or shortly following the time of FDA approval of the product NDA, when and if obtained. The Company acquired Metronidazole 1.3% as part of the acquisition of Medicis in December 2012, and the carrying amount of the related IPR&D asset is $66.6 million as of June 30, 2013, based on the fair value as of the acquisition date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended June 30, 2013 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
Additional information relating to the Company, including the 2012 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of August 7, 2013.
All dollar amounts are expressed in U.S. dollars, unless otherwise noted.
COMPANY PROFILE
We are a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical and over-the-counter (“OTC”) products, as well as medical devices. Our branded pharmaceutical products, generics and branded generics, devices (lenses, surgical, and aesthetics), and OTC products are sold in the U.S., Europe, Asia, Latin America, Canada, Australia/New Zealand, Africa, and the Middle East, where we focus most of our efforts on products in the eye health, dermatology and neurology therapeutic classes.
On August 5, 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 24, 2013. Subject to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), our wholly-owned subsidiary (the “B&L Acquisition”). B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. For further information regarding the B&L Acquisition, see note 20 to the unaudited consolidated financial statements.
Our strategy is to focus our business on core geographies and therapeutic classes, manage pipeline assets either internally or through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, debt repayments and repurchases, and share buybacks. We believe this strategy will allow us to maximize both our growth rate and profitability and to enhance shareholder value.
BUSINESS DEVELOPMENT
We continue to focus the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical companies. We have completed several transactions to expand our product portfolio, including, among others, the following acquisitions in 2013:

Acquisition Date
Acquisitions of businesses and product rights
B&L	August 5, 2013
Obagi Medical Products, Inc. (“Obagi”)	April 25, 2013
Certain assets of Eisai Inc. (“Eisai”)	February 20, 2013
Natur Produkt International, JSC (“Natur Produkt”)	February 1, 2013
For more information regarding our acquisitions, see note 3 and note 20 to the unaudited consolidated financial statements.
COLLABORATION AGREEMENTS

See note 5 to the unaudited consolidated financial statements for detailed information regarding our License and Collaboration Agreement with GlaxoSmithKline (“GSK”) and our Zovirax authorized generic and co-promotion agreements with Actavis, Inc. (“Actavis”).
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
We estimate that we will incur total costs that are significantly less than the estimated annual synergies of $300 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2013. Since the acquisition date, total costs of $161.3 million (including (i) $106.7 million of restructuring expenses, (ii) $31.8 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. on sales of Sculptra®, and (iii) $22.8 million of integration expenses) have been incurred through June 30, 2013. These costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been or will be terminated as a result of the Medicis acquisition; in-process research and development (“IPR&D”) termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
See note 6 to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our Medicis acquisition-related initiatives through June 30, 2013.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
($ in 000s, except per share data)	$	$	$	%	$	$	$	%
Revenues	1,095,762	820,090	275,672	34	2,164,117	1,676,193	487,924	29
Operating expenses	954,249	733,280	220,969	30	1,905,598	1,527,887	377,711	25
Net income (loss)	10,866	(21,607)	32,473	NM	(16,664)	(34,528)	17,864	(52)
Basic earnings (loss) per share	0.04	(0.07)	0.11	NM	(0.05)	(0.11)	0.06	(55)
Diluted earnings (loss) per share	0.03	(0.07)	0.10	NM	(0.05)	(0.11)	0.06	(55)

	As of June 30, 2013	As of December 31, 2012	Change
	$	$	$	%
Total assets	19,782,258	17,950,379	1,831,879	10
Long-term debt, including current portion	10,794,105	11,015,625	(221,520)	(2)
____________________
NM — Not meaningful
Financial Performance
Changes in Revenues

Total revenues increased $275.7 million, or 34%, to $1,095.8 million in the second quarter of 2013, compared with $820.1 million in the second quarter of 2012 and increased $487.9 million, or 29%, to $2,164.1 million in the first half of 2013, compared with $1,676.2 million in the first half of 2012, primarily due to:

•
incremental product sales revenue of $240.3 million and $509.6 million in the aggregate, from all 2012 acquisitions in the second quarter and first half of 2013, respectively, primarily from the Medicis, OraPharma Topco Holdings, Inc. (“OraPharma”), Johnson & Johnson Consumer Companies, Inc. (“J&J North America”) and QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”) acquisitions. We also recognized incremental product sales revenue of $64.4 million and $99.7 million, in the aggregate, from all 2013 acquisitions in the second quarter and first half of 2013, respectively, primarily from the Obagi, Natur Produkt and Eisai acquisitions;

•
incremental product sales revenue of $72.2 million and $109.0 million in the second quarter and first half of 2013, respectively, related to growth from the existing business, excluding the declines in Developed Markets described below. In the Developed Markets segment, the revenue increase was driven primarily by price, while volume was the main driver of growth in the Emerging Markets segment; and

•	a positive foreign currency exchange impact on the existing business of $2.8 million in the second quarter of 2013.
Those factors were partially offset by:

•
alliance revenue of $66.3 million on the sale of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”) and 5% fluorouracil cream (“5-FU”) products in the first half of 2012 that did not similarly occur in the first half of 2013;

•
decrease in product sales in the Developed Markets segment of $19.6 million and $45.7 million, in the aggregate, in the second quarter and first half of 2013, respectively, due to the continued impact of generic competition, primarily related to a decline in sales of BenzaClin® and Cesamet®;

•
alliance revenue of $45.0 million recognized in the second quarter of 2012 related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in the second quarter of 2013;

•
a negative impact from divestitures, discontinuations and supply interruptions of $13.7 million and $40.1 million, in the aggregate, in the second quarter and first half of 2013, respectively, including a decrease of $4.4 million in the first half of 2013, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012;

•	decrease in product sales in the Developed Markets segment of $25.9 million in the second quarter and first half of 2013 related to a decline in sales of Zovirax® due to generic competition;

•
a decrease in service revenue of $7.7 million in the first half of 2013, primarily due to lower contract manufacturing revenue from the Laval, Quebec facility, which was acquired as part of the acquisition of the Dermik business from Sanofi in December 2011; and

•	a negative foreign currency exchange impact on the existing business of $2.4 million in the first half of 2013.
Changes in Earnings
Net income was $10.9 million (basic and diluted earnings per share of $0.04 and $0.03, respectively) in the second quarter of 2013, compared with net loss of $21.6 million (basic and diluted loss per share of $0.07) in the second quarter of 2012 and net loss decreased $17.9 million, or 52%, to $16.7 million (basic and diluted loss per share of $0.05) in the first half of 2013, compared with net loss of $34.5 million (basic and diluted loss per share of $0.11) in the first half of 2012, reflecting the following factors:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization of intangible assets) of $230.3 million and $457.6 million in the second quarter and first half of 2013, respectively, mainly related to the incremental contribution of Medicis, OraPharma, Obagi, Eisai, Natur Produkt and Gerot Lannach;

•	an increase of $55.8 million and $82.8 million in recovery of income taxes in the second quarter and first half of 2013, respectively, as described below under “Results of Operations — Income Taxes”;

•
a decrease of $52.5 million and $51.2 million in legal settlements and related fees in the second quarter and first half of 2013, respectively, as described below under “Results of Operations — Operating Expenses — Legal Settlements and Related Fees”; and

•
a decrease of $16.1 million in acquisition-related contingent consideration losses in the first half of 2013, as described below under “Results of Operations — Operating Expenses — Acquisition-Related Contingent Consideration”.

Those factors were partially offset by:

•
an increase of $93.0 million and $218.6 million in amortization expense in the second quarter and first half of 2013, respectively, as described below under “Results of Operations — Operating Expenses — Amortization of Intangible Assets”;

•
an increase of $71.9 million and $136.5 million in selling, general and administrative expense in the second quarter and first half of 2013, respectively, as described below under “Results of Operations — Operating Expenses — Selling, General and Administrative Expenses”;

•
an increase of $76.2 million and $129.5 million in interest expense in the second quarter and first half of 2013, respectively, as described below under “Results of Operations — Non-Operating Income (Expense) — Interest Expense”;

•
a decrease of $42.5 million and $46.0 million in contribution from (i) alliance and royalty revenue and (ii) service revenue (alliance and royalty revenue and service revenue less cost of alliance and service revenue) in the second quarter and first half of 2013, respectively, primarily due to $45.0 million recognized in the second quarter of 2012 related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in the second quarter of 2013;

•	an increase of $28.7 million in foreign exchange and other in the first half of 2013, as described below under “Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other”;

•
an increase of $21.2 million in loss on extinguishment of debt in the first half of 2013, as described below under “Results of Operations — Non-Operating Income (Expense) — Loss on Extinguishment of Debt”; and

•
an increase of $23.7 million and $10.3 million in restructuring, integration and other costs in the second quarter and first half of 2013, respectively, as described below under “Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs”.

Cash Dividends
No dividends were declared or paid in the second quarters and first halves of 2013 and 2012. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”) include restrictions on the payment of dividends.
RESULTS OF OPERATIONS
Reportable Segments
As a result of our acquisition strategy and continued growth, impacted most recently by the December 2012 Medicis acquisition, our Chief Executive Officer (“CEO”), who is our Chief Operating Decision Maker (“CODM”), began to manage the business differently in 2013, which necessitated a realignment of the segment structure. Pursuant to this change, which was effective in the first quarter of 2013, we now have two reportable segments: (i) Developed Markets, and (ii) Emerging Markets. Accordingly, we have restated prior period segment information to conform to the current period presentation. The following is a brief description of our segments as of June 30, 2013:

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

•
Emerging Markets consists of branded generic pharmaceutical products, as well as OTC products and agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Central and

Eastern Europe (primarily Poland, Russia and Serbia), Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), South East Asia and South Africa.
Revenues By Segment
The following table displays revenues by segment for the second quarters and first halves of 2013 and 2012, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Developed Markets	791,825	72	577,987	70	213,838	37	1,562,969	72	1,196,875	71	366,094	31
Emerging Markets	303,937	28	242,103	30	61,834	26	601,148	28	479,318	29	121,830	25
Total revenues	1,095,762	100	820,090	100	275,672	34	2,164,117	100	1,676,193	100	487,924	29
Total revenues increased $275.7 million, or 34%, to $1,095.8 million in the second quarter of 2013, compared with $820.1 million in the second quarter of 2012 and increased $487.9 million, or 29%, to $2,164.1 million in the first half of 2013, compared with $1,676.2 million in the first half of 2012, mainly attributable to the effect of the following factors:

•	in the Developed Markets segment:

•
the incremental product sales revenue of $277.4 million and $534.0 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the second quarter and first half of 2013, respectively, primarily from (i) the 2012 acquisitions of Medicis (mainly driven by Solodyn®, Restylane®, Dysport®, Ziana®, Vanos® and Perlane® product sales), OraPharma (mainly driven by Arestin® product sales), certain assets of J&J North America (mainly driven by Ambi®, Shower to Shower® and Caladryl® product sales) and certain assets of QLT (Visudyne® product sales); and (ii) the 2013 acquisitions of Obagi (mainly driven by Nu-Derm® and Obagi-C® product sales) and certain assets of Eisai (Targretin® product sales); and

•
an increase in product sales from the existing business (excluding the declines described below) of $40.3 million or 8%, and $52.1 million or 5%, in the second quarter and first half of 2013, respectively, driven by growth of the core dermatology brands, including Retin-A Micro®, CeraVe® and Acanya®.

Those factors were partially offset by:

•	alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first half of 2012 that did not similarly occur in the first half of 2013;

•
decrease in product sales of $19.6 million and $45.7 million, in the aggregate, in the second quarter and first half of 2013, respectively, due to the continued impact of generic competition, primarily related to a decline in sales of BenzaClin® and Cesamet®. We anticipate a continuing decline in sales of Cesamet® and BenzaClin® due to continued generic erosion, however the rate of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions;

•
alliance revenue of $45.0 million recognized in the second quarter of 2012 related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in the second quarter of 2013;

•
decrease in product sales of $25.9 million in the second quarter and first half of 2013 related to a decline in sales of Zovirax® due to generic competition. As a result of the approval of a generic Zovirax® ointment in April 2013, we anticipate a continuing decline in Zovirax® ointment revenues in the future, and such declines could be material. Refer to note 5 of notes to unaudited consolidated financial statements for details regarding Zovirax® agreements entered into in April 2013 with Actavis;

•
a negative impact from divestitures, discontinuations and supply interruptions of $9.0 million and $26.2 million in the second quarter and first half of 2013, respectively, including a decrease of $4.4 million in the first half of 2013, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012;

•
a decrease in service revenue of $4.8 million in the first half of 2013, primarily due to lower contract manufacturing revenue from the Laval, Quebec facility, which was acquired as part of the acquisition of the Dermik business from Sanofi in December 2011; and

•	a negative foreign currency exchange impact on the existing business of $1.8 million and $3.0 million in the second quarter and first half of 2013, respectively.

•	in the Emerging Markets segment:

•
the incremental product sales revenue of $27.3 million and $75.3 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the second quarter and the first half of 2013, respectively, primarily from (i) the 2012 acquisitions of certain assets of Gerot Lannach (mainly driven by Thrombo™ product sales) and Atlantis and (ii) the 2013 acquisition of Natur Produkt (mainly driven by AntiGrippin™ and Sage™ product sales);

•	an increase in product sales from the existing business of $31.9 million, or 14%, and $56.6 million, or 13%, in the second quarter and first half of 2013, respectively; and

•	a positive foreign currency exchange impact on the existing business of $4.7 million in the second quarter of 2013.
Those factors were partially offset by:

•	a negative impact from divestitures, discontinuations and supply interruptions of $4.7 million and $13.8 million in the second quarter and first half of 2013, respectively.
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
The following table displays profit by segment for the second quarters and first halves of 2013 and 2012, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
($ in 000s)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Developed Markets	244,149	31	200,955	35	43,194	21	429,402	27	356,674	30	72,728	20
Emerging Markets	21,349	7	30,773	13	(9,424)	(31)	49,906	8	53,744	11	(3,838)	(7)
Total segment profit	265,498	24	231,728	28	33,770	15	479,308	22	410,418	24	68,890	17
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
Total segment profit increased $33.8 million, or 15%, to $265.5 million in the second quarter of 2013, compared with $231.7 million in the second quarter of 2012, and increased $68.9 million, or 17%, to $479.3 million in the first half of 2013, compared with $410.4 million in the first half of 2012, mainly attributable to the effect of the following factors:

•	in the Developed Markets segment:

•
an increase in contribution of $211.4 million and $393.3 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the second quarter and first half of 2013, respectively, primarily from the product sales of Medicis, OraPharma, Obagi and Eisai, including expenses for acquisition accounting adjustments related to inventory of $24.5 million and $65.6 million, in the aggregate, in the second quarter and first half of 2013, respectively;

•
a favorable impact of $9.7 million and $42.6 million related to the existing business acquisition accounting adjustments related to inventory in the second quarter and first half of 2012, respectively, that did not similarly occur in the second quarter and first half of 2013; and

•
an increase in contribution from product sales from the existing business (excluding the favorable impact related to the acquisition accounting adjustments related to inventory in the second quarter and first half of 2012 that did not similarly occur in the second quarter and first half of 2013 and the declines described below) of $32.7 million and $47.5 million in the second quarter and first half of 2013, respectively, driven by growth of the core dermatology brands, including Retin-A Micro®, CeraVe® and Acanya®.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization expense) of $111.8 million and $268.2 million in the second quarter and first half of 2013, respectively, primarily associated with the acquisitions of new businesses within the segment;

•
alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in the second quarter of 2013;

•
a decrease in contribution of $18.2 million and $44.2 million in the second quarter and first half of 2013, respectively, primarily related to the lower sales of BenzaClin® and Cesamet® as a result of the continued impact of generic competition;

•	a decrease in contribution of $25.9 million in the second quarter and first half of 2013 related to the lower sales of Zovirax® as a result of generic competition;

•
a decrease in contribution of $7.6 million and $23.0 million in the second quarter and first half of 2013, respectively, primarily related to divestitures, discontinuations and supply interruptions. The largest contributor to the decrease was a reduction in IDP-111 royalty revenue of $4.4 million in the first half of 2013 as a result of the sale of IDP-111 in February 2012; and

•	a negative foreign currency exchange impact on the existing business contribution of $1.4 million and $2.4 million in the second quarter and first half of 2013, respectively.

•	in the Emerging Markets segment:

•
an increase in contribution of $15.4 million and $46.2 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, in the second quarter and first half of 2013, respectively, primarily from the sale of Natur Produkt and Gerot Lannach products, including expenses for acquisition accounting adjustments related to inventory of $2.0 million and $4.2 million, in the aggregate, in the second quarter and first half of 2013, respectively;

•	an increase in contribution from product sales from the existing business of $14.0 million and $25.7 million in the second quarter and first half of 2013, respectively;

•	an increase in alliance contribution of $2.6 million and $5.0 million in the second quarter and first half of 2013, respectively; and

•	a positive foreign currency exchange impact on the existing business contribution of $2.7 million in the second quarter of 2013.
Those factors were more than offset by:

•
an increase in operating expenses (including amortization expense) of $42.6 million and $74.5 million in the second quarter and first half of 2013, respectively, primarily associated with the acquisitions of new businesses within the segment; and

•	a decrease in contribution of $6.5 million in the first half of 2013 related to divestitures, discontinuations and supply interruptions.
Operating Expenses
The following table displays the dollar amount of each operating expense category for the second quarters and first halves of 2013 and 2012, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2012		Change		2013		2012		Change
($ in 000s)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization of intangible assets shown separately below)	283,183	26	192,928	24	90,255	47	568,087	26	417,124	25	150,963	36
Cost of alliance and service revenues	14,459	1	16,839	2	(2,380)	(14)	29,888	1	104,479	6	(74,591)	(71)
Selling, general and administrative	257,373	23	185,440	23	71,933	39	499,272	23	362,726	22	136,546	38
Research and development	24,469	2	17,711	2	6,758	38	48,264	2	39,717	2	8,547	22
Amortization of intangible assets	303,598	28	210,570	26	93,028	44	629,773	29	411,213	25	218,560	53
Restructuring, integration and other costs	53,665	5	30,004	4	23,661	79	102,650	5	92,341	6	10,309	11
In-process research and development impairments and other charges	4,830	—	4,568	1	262	NM	4,830	—	4,568	—	262	NM
Acquisition-related costs	7,879	1	13,867	2	(5,988)	(43)	15,778	1	21,372	1	(5,594)	(26)
Legal settlements and related fees	1,124	—	53,624	7	(52,500)	(98)	5,572	—	56,779	3	(51,207)	(90)
Acquisition-related contingent consideration	3,669	—	7,729	1	(4,060)	(53)	1,484	—	17,568	1	(16,084)	(92)
Total operating expenses	954,249	87	733,280	89	220,969	30	1,905,598	88	1,527,887	91	377,711	25
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold
Cost of goods sold, which excludes the amortization of intangible assets described separately below under “— Amortization of Intangible Assets”, increased $90.3 million, or 47%, to $283.2 million in the second quarter of 2013, compared with $192.9 million in the second quarter of 2012, and increased $151.0 million, or 36%, to $568.1 million in the first half of 2013, compared with $417.1 million in the first half of 2012. As a percentage of revenue, Cost of goods sold (excluding the amortization of intangible assets) increased to 26% for the second quarter and first half of 2013, as compared to 24% and 25% in second quarter and first half of 2012, respectively, primarily due to:

•
the impact of higher acquisition accounting adjustments of $16.2 million and $26.4 million in the second quarter and first half of 2013, respectively, related to acquired inventories that were subsequently sold in the second quarter and first half of 2013.

These factors were partially offset by:

•
a favorable impact from product mix primarily related to the Medicis product portfolio, despite decreased sales of Zovirax®, BenzaClin® and Cesamet® which have a higher gross profit margin than our overall margin; and

•	the benefits realized from worldwide manufacturing rationalization initiatives.
Cost of Alliance and Service Revenues
Cost of alliance and service revenues decreased $2.4 million, or 14%, to $14.5 million in the second quarter of 2013, compared with $16.8 million in the second quarter of 2012. Cost of alliance and service revenues decreased $74.6 million, or 71%, to $29.9 million in the first half of 2013, compared with $104.5 million in the first half of 2012, primarily due to the inclusion of the carrying amounts of the IDP-111 and 5-FU intangible assets of $69.2 million, in the aggregate, which were expensed on the sale of these products in the first quarter of 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $71.9 million, or 39%, to $257.4 million in the second quarter of 2013, compared with $185.4 million in the second quarter of 2012, and increased $136.5 million, or 38%, to $499.3 million in the first half of 2013, compared with $362.7 million in the first half of 2012, primarily due to:

•
increased expenses in our Developed Markets segment ($39.1 million and $80.1 million in the second quarter and first half of 2013, respectively) primarily driven by the acquisitions of new businesses within the segment, including the Medicis acquisition, partially offset by the realization of cost synergies;

•
increased expenses in our Emerging Markets segment ($15.2 million and $35.0 million in the second quarter and first half of 2013, respectively), primarily driven by the acquisitions of new businesses within this segment, partially offset by the realization of cost synergies; and

•
net incremental compensation expense of $15.5 million in the second quarter and first half of 2013 related to certain equity awards held by current non-management directors which were modified from units settled in common shares to units settled in cash. See note 13 to the unaudited consolidated financial statements for additional information.

As a percentage of revenue, Selling, general and administrative expenses increased to 23% in both the second quarter and first half of 2013 as compared to 23% and 22% in second quarter and first half of 2012, respectively, primarily due to net incremental compensation expense of $15.5 million (equates to 1% of revenue for the second quarter and first half of 2013) described in the preceding paragraph.
Research and Development Expenses
Research and development expenses increased $6.8 million, or 38%, to $24.5 million in the second quarter of 2013, compared with $17.7 million in the second quarter of 2012, and increased $8.5 million, or 22%, to $48.3 million in the first half of 2013, compared with $39.7 million in the first half of 2012, primarily due to spending on new programs acquired in the Medicis and OraPharma acquisitions, partially offset by lower spending on ezogabine/retigabine reflecting the U.S. launch in the second quarter of 2012. See note 3 to the unaudited consolidated financial statements for additional information relating to the Medicis and OraPharma acquisitions.
Amortization of Intangible Assets
Amortization expense increased $93.0 million, or 44%, to $303.6 million in the second quarter of 2013, compared with $210.6 million in the second quarter of 2012, and increased $218.6 million, or 53%, to $629.8 million in the first half of 2013, compared with $411.2 million in the first half of 2012, primarily due to (i) the amortization of the Medicis, OraPharma, Eisai and Obagi identifiable intangible assets of $63.4 million and $117.0 million, in the aggregate, in the second quarter and first half of 2013, respectively, (ii) impairment charges of $26.1 million related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia, to their estimated fair value less costs to sell as of March 31, 2013, (iii) $22.2 million related to the write-off of the carrying value of the Opana® intangible asset in the first quarter of 2013 and (iv) write-offs of $19.4 million, in the aggregate, related to the discontinuation of certain products in the Brazilian, Canadian, and Polish markets in the second quarter of 2013.
As part of our ongoing assessment of potential impairment indicators related to our intangible assets, we will closely monitor the performance of our product portfolio, including ezogabine/retigabine (immediate-release formulation) which is co-developed and marketed under a collaboration agreement with GSK and has an intangible asset with a carrying amount of $625.3 million as of June 30, 2013.   In addition, we also have an IPR&D asset with a carrying amount of $93.8 million as of June 30, 2013 relating to a modified-release formulation of ezogabine/retigabine.  GSK is currently in discussion with the FDA on proposed labeling changes as well as modification of the approved risk evaluation and mitigation strategy (REMS) which may include, among other elements, restrictions on distribution and additional patient monitoring.  Any changes required by the FDA could have a significant impact on future revenues for ezogabine/retigabine.  If our ongoing assessments reveal indications of impairment to these assets or others, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration and other costs of $53.7 million and $102.7 million in the second quarter and first half of 2013, respectively, primarily related to the Medicis acquisition and other acquisitions. Refer to note 6 of notes to unaudited consolidated financial statements for further details.
Acquisition-Related Costs
Acquisition-related costs decreased $6.0 million, or 43%, to $7.9 million in the second quarter of 2013 as compared with $13.9 million in the second quarter of 2012, and decreased $5.6 million, or 26%, to $15.8 million in the first half of 2013, compared with $21.4 million in the first half of 2012, reflecting higher expenses incurred in the second quarter of 2012 related to OraPharma and other acquisitions, partially offset by acquisition activity in the second quarter and first half of 2013 primarily related to Obagi. See note 3 to the unaudited consolidated financial statements for additional information regarding business combinations.
Legal Settlements and Related Fees
Legal settlements and related fees decreased $52.5 million, or 98%, to $1.1 million in the second quarter of 2013 as compared with $53.6 million in the second quarter of 2012, and decreased $51.2 million, or 90%, to $5.6 million in the first half of 2013, compared with $56.8 million in the first half of 2012, primarily due to a settlement of antitrust litigation and the associated legal fees in the second quarter of 2012. Refer to note 18 of notes to unaudited consolidated financial statements for further details.
Acquisition-Related Contingent Consideration
In the second quarter and first half of 2013, we recognized an acquisition-related contingent consideration loss of $3.7 million and $1.5 million, respectively. The loss was primarily driven by a net loss of $4.9 million and $1.8 million in the second quarter and first half of 2013, respectively, primarily related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011, as fair value adjustments to reflect accretion for the time value of money were partially offset by a net gain recognized in the first quarter of 2013. The net gain recognized in the first quarter of 2013 related to Mylan Inc.’s launch in April 2013 of a generic Zovirax® ointment, which was earlier than we previously anticipated. Also, in April 2013, we entered into an agreement with Actavis, Inc. (“Actavis”) to launch the authorized generic ointment for Zovirax®. Refer to note 5 of notes to unaudited consolidated financial statements for further information regarding the agreements with Actavis. As a result of these events, the projected revenue forecast was adjusted, resulting in an acquisition-related contingent consideration net gain of $3.1 million in the first quarter of 2013.
In the second quarter and first half of 2012, we recognized an acquisition-related contingent consideration loss of $7.7 million and $17.6 million, respectively, primarily driven by changes in the fair value of acquisition-related contingent consideration, mainly related to accretion for the time value of money for the Elidel®/Xerese®/Zovirax® agreement with Meda and the iNova acquisition.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the second quarters and first halves of 2013 and 2012 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	1,054	1,020	34	3	2,650	2,143	507	24
Interest expense	(176,793)	(100,614)	(76,179)	76	(332,108)	(202,639)	(129,469)	64
Loss on extinguishment of debt	—	—	—	NM	(21,379)	(133)	(21,246)	NM
Foreign exchange and other	(10,082)	(4,238)	(5,844)	138	(8,643)	20,061	(28,704)	(143)
Gain (loss) on investments, net	3,963	(35)	3,998	NM	5,822	2,024	3,798	188
Total non-operating expense	(181,858)	(103,867)	(77,991)	75	(353,658)	(178,544)	(175,114)	98
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $76.2 million, or 76%, to $176.8 million in the second quarter of 2013, compared with $100.6 million in the second quarter of 2012, and increased $129.5 million, or 64%, to $332.1 million in the first half of 2013, compared with $202.6 million in the first half of 2012, primarily reflecting the following:

•
an increase of $42.6 million and $91.1 million, in the aggregate, in the second quarter and first half of 2013, respectively, related to the borrowings under our senior notes and our senior secured credit facilities; and

•
an increase of $33.7 million and $37.6 million, in the aggregate, in the second quarter and first half of 2013, respectively, related to the non-cash amortization of debt discounts and deferred financing costs, including the write-off of deferred financing costs related to the commitment letter entered into in connection with the financing of the B&L Acquisition. Refer to note 11 of notes to unaudited consolidated financial statements for further details.

As a result of the financing obtained in connection with the B&L Acquisition, we expect an increase in interest expense in the future. Refer to note 20 of notes to unaudited consolidated financial statements for further details.
Loss on Extinguishment of Debt
In the first half of 2013, we recognized losses of $21.4 million related to the refinancing of our term loan B facility and our incremental term loan B facility on February 21, 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
Foreign Exchange and Other
Foreign exchange and other loss increased $5.8 million, or 138%, to $10.1 million in the second quarter of 2013, compared with $4.2 million in the second quarter of 2012, and $28.7 million, or 143%, to $8.6 million in the first half of 2013, compared with a gain of $20.1 million in the first half of 2012, primarily due to (i) an unrealized foreign exchange loss of $8.3 million on intercompany financing arrangement in the first quarter of 2013 and (ii) the $25.4 million gain realized in the first half of 2012 on an intercompany loan that was not designated as permanent in nature that did not similarly occur in the first half of 2013. These increases were partially offset by the translation gains from our European operations in the second quarter and first half of 2013.
Gain (Loss) on Investments, Net
In the second quarter and first half of 2013, we recognized gain on investment, net of $4.0 million and $5.8 million, respectively. The gain on investment, net in both periods was primarily driven by a realized gain of $4.0 million on the sale of an equity investment assumed in connection with the Medicis acquisition in December 2012.
Income Taxes
The following table displays the dollar amounts of the current and deferred provisions for income taxes in the second quarters and first halves of 2013 and 2012 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
($ in 000s; (Income) Expense)	$	$	$	%	$	$	$	%
Current income tax expense	12,000	10,400	1,600	15	22,100	25,000	(2,900)	(12)
Deferred income tax benefit	(63,211)	(5,850)	(57,361)	NM	(100,575)	(20,710)	(79,865)	NM
Total (recovery of) provision for income taxes	(51,211)	4,550	(55,761)	NM	(78,475)	4,290	(82,765)	NM
____________________________________
NM — Not meaningful
In the three-month period ended June 30, 2013, we recognized an income tax benefit of $51.2 million, which comprised of $52.8 million related to the expected tax recovery in tax jurisdictions outside of Canada offset with an income tax expense of $1.6 million related to Canadian income taxes. In the six-month period ended June 30, 2013, we recognized an income tax benefit of $78.5 million, which was comprised of $81.5 million related to the expected tax recovery in tax jurisdictions outside of Canada, offset by an income tax expense of $3.0 million related to Canadian income taxes. In the three-month and six-month periods ended June 30, 2013, our effective tax rate was primarily impacted by (i) tax benefit generated from our annualized effective tax rate applied against our overall income for the six months ended June 30, 2013, (ii) the impairment of intangibles in the U.S. and Australia, and (iii) recognition of U.S. research and development associated with a change in tax law.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition

The following table displays a summary of our financial condition as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	2,539,390	916,091	1,623,299	177
Long-lived assets(1)	15,008,465	14,912,759	95,706	1
Long-term debt, including current portion	(10,794,105)	(11,015,625)	221,520	(2)
Shareholders’ equity	5,702,529	3,717,398	1,985,131	53
__________________
(1)Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents increased $1,623.3 million, or 177%, to $2,539.4 million as of June 30, 2013, compared with $916.1 million at December 31, 2012, which primarily reflected the following sources of cash:

•	the net proceeds of $2,271.3 million related to the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition;

•	$560.4 million in operating cash flows;

•	$225.0 million of borrowings under our new revolving credit facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•	the proceeds of $17.0 million on the sale of marketable securities assumed in connection with the Medicis acquisition.
Those factors were partially offset by the following uses of cash:

•
$784.3 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the Obagi, Natur Produkt and Eisai acquisitions in the first half of 2013;

•	$233.6 million repayment of long-term debt assumed in connection with the Medicis acquisition in December 2012;

•	$206.3 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	contingent consideration payments within financing activities of $82.9 million primarily related to the OraPharma acquisition and the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011;

•	$55.6 million related to the repurchase of our common shares;

•	$37.6 million repayment of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition;

•
$33.6 million related to debt issue costs paid primarily due to the repricing of our senior secured term loan A facility, our senior secured term loan B facility and our incremental term loan B facility, in the aggregate (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	purchases of property, plant and equipment of $26.8 million; and

•
$11.5 million repayments under our senior secured term loan B facility and our incremental term loan B facility, in the aggregate, (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Long-Lived Assets
Long-lived assets increased $95.7 million, or 1%, to $15,008.5 million as of June 30, 2013, compared with $14,912.8 million at December 31, 2012, primarily due to:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2013 acquisitions of $900.7 million, in the aggregate, primarily related to the Obagi, Natur Produkt and Eisai acquisitions; and

•	purchases of property, plant and equipment of $26.8 million.
Those factors were partially offset by:

•	the depreciation of property, plant and equipment and amortization of intangible assets of $633.2 million in the aggregate; and

•	a decrease from foreign currency exchange of $202.4 million.
Long-Term Debt
Long-term debt (including the current portion) decreased $221.5 million, or 2%, to $10,794.1 million as of June 30, 2013, compared with $11,015.6 million at December 31, 2012, primarily due to:

•	$233.6 million repayment of long-term debt assumed in connection with the Medicis acquisition in December 2012;

•	$206.3 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•
$11.5 million repayments under our senior secured term loan B facility and our incremental term loan B facility, in the aggregate (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Those factors were partially offset by:

•	$225.0 million of borrowings under our revolving credit facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
Shareholders’ Equity
Shareholders’ equity increased $1,985.1 million, or 53%, to $5,702.5 million as of June 30, 2013, compared with $3,717.4 million at December 31, 2012, primarily due to:

•	an increase of $2,269.5 million related to the issuance of common stock in June 2013 in connection with the B&L Acquisition; and

•	$16.5 million of share-based compensation recorded in additional paid-in capital.
Those factors were partially offset by:

•
a negative foreign currency translation adjustment of $224.1 million to other comprehensive loss, mainly due to the impact of a strengthening of the U.S. dollar relative to a number of other currencies, including the Polish zloty, Australian dollar and Brazilian real, which decreased the reported value of our net assets denominated in those currencies;

•	a decrease of $55.6 million related to the repurchase of our common shares in the first half of 2013; and

•	a net loss of $16.7 million.
Cash Flows
Our primary sources of cash include: cash collected from customers, issuances of long-term debt, funds available from our revolving credit facility and issuances of equity. Our primary uses of cash include: business development transactions, interest and principal payments, securities repurchases, restructuring activities, salaries and benefits, inventory purchases, research and development spending, sales and marketing activities, capital expenditures, legal costs, and litigation and regulatory settlements. The following table displays cash flow information for the second quarters and first halves of 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
($ in 000s)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	305,028	254,602	50,426	20	560,377	421,832	138,545	33
Net cash used in investing activities	(531,733)	(476,141)	(55,592)	12	(766,629)	(694,520)	(72,109)	10
Net cash provided by financing activities	2,356,081	292,498	2,063,583	NM	1,840,162	502,936	1,337,226	NM
Effect of exchange rate changes on cash and cash equivalents	(3,722)	(6,172)	2,450	(40)	(10,611)	907	(11,518)	NM
Net increase in cash and cash equivalents	2,125,654	64,787	2,060,867	NM	1,623,299	231,155	1,392,144	NM
Cash and cash equivalents, beginning of period	413,736	330,479	83,257	25	916,091	164,111	751,980	NM
Cash and cash equivalents, end of period	2,539,390	395,266	2,144,124	NM	2,539,390	395,266	2,144,124	NM
___________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $50.4 million, or 20%, to $305.0 million in the second quarter of 2013, compared with $254.6 million in the second quarter of 2012, primarily due to:

•
the inclusion of cash flows in the second quarter of 2013 from all 2012 acquisitions, primarily the Medicis and OraPharma acquisitions, as well as all 2013 acquisitions, primarily the Natur Produkt and Obagi acquisitions;

•	incremental cash flows from continued growth in the existing business; and

•
a decreased investment in working capital of $5.3 million in the second quarter of 2013, primarily related to timing of payments and other receipts in the ordinary course of business, partially offset by an increase of $53.0 million in accounts receivable, reflecting the growth of the business, including strong sales in June 2013. The increase in receivables also resulted from a changing geographic and customer mix which carries longer payment terms, impacted by recently completed acquisitions.

Those factors were partially offset by:

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga® in the second quarter of 2012 that did not similarly occur in the second quarter of 2013;

•	a decrease in contribution of $44.1 million in the second quarter of 2013, primarily related to the lower sales of Zovirax®, BenzaClin® and Cesamet® as a result of generic competition; and

•	higher payments of $6.7 million related to restructuring, integration and other costs in the second quarter of 2013.
Net cash provided by operating activities increased $138.5 million, or 33%, to $560.4 million in the first half of 2013, compared with $421.8 million in the first half of 2012, primarily due to:

•
the inclusion of cash flows in the first half of 2013 from all 2012 acquisitions, primarily the Medicis, OraPharma, University Medical, Atlantis, Probiotica and Gerot Lannach acquisitions, as well as all 2013 acquisitions, primarily the Natur Produkt and Obagi acquisitions; and

•	incremental cash flows from continued growth in the existing business.
Those factors were partially offset by:

•	a decrease in contribution of $70.1 million in the first half of 2013, primarily related to the lower sales of Zovirax®, BenzaClin® and Cesamet® as a result of generic competition;

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga® in the second quarter of 2012 that did not similarly occur in the first half of 2013; and

•
an increased investment in working capital of $30.1 million in the first half of 2013, primarily related to an increase of $127.4 million in accounts receivable, reflecting the growth of the business, including strong sales in June 2013. The increase in receivables also resulted from a changing geographic and customer mix which carries longer payment terms, impacted by recently completed acquisitions. This decrease in cash was partially offset by the impact of changes related to timing of payments and other receipts in the ordinary course of business.
Investing Activities
Net cash used in investing activities increased $55.6 million, or 12%, to $531.7 million in the second quarter of 2013, compared with $476.1 million in the second quarter of 2012, primarily due to:

•	an increase of $91.3 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate.
This factor was partially offset by:

•	the proceeds from the sale of assets of $19.0 million related to the sale of Buphenyl® in the second quarter of 2013, which was acquired in connection with the Medicis acquisition in December 2012;

•	a decrease of $8.9 million related to a transfer to restricted cash in the second quarter of 2012 related to the acquisition of certain assets from Atlantis in May 2012; and

•	a decrease of $6.9 million related to higher proceeds from the sale of marketable securities.
Net cash used in investing activities increased $72.1 million, or 10%, to $766.6 million in the first half of 2013, compared with $694.5 million in the first half of 2012, primarily due to:

•	an increase of $54.9 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate; and

•
an increase of $38.8 million, related to lower proceeds from sales of assets, primarily attributable to the cash proceeds of $66.3 million for the sale of the IDP-111 and 5-FU products in the first quarter of 2012, partially offset by the proceeds related to the sale of Buphenyl® in the second quarter of 2013.

Those factors were partially offset by:

•	a decrease of $8.9 million related to a transfer to restricted cash in the second quarter of 2012 related to the acquisition of certain assets from Atlantis in May 2012;

•	a decrease of $7.6 million related to higher proceeds from the sale of marketable securities; and

•	a decrease of $7.2 million related to purchases of marketable securities in the first quarter of 2012.
Financing Activities
Net cash provided by financing activities increased $2,063.6 million to $2,356.1 million in the second quarter of 2013, compared with $292.5 million in the second quarter of 2012, primarily due to:

•	the net proceeds of $2,271.3 million related to the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition;

•
an increase of $225.0 million of borrowings under our revolving credit facility in the second quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	an increase of $151.4 million related to lower repurchases of common shares in the second quarter of 2013; and

•	an increase of $37.9 million related to the repayment of long-term debt assumed in connection with the OraPharma acquisition in June 2012 that did not similarly occur in the second quarter of 2013.
Those factors were partially offset by:

•	a decrease of $581.8 million in net borrowings under our senior secured term loan B facility in the second quarter of 2013;

•
a decrease due to higher contingent consideration payments of $28.4 million in the second quarter of 2013, primarily due to a payment of $38.3 million related to the OraPharma acquisition, partially offset by (i) a contingent consideration payment in the second quarter of 2012 related to the PharmaSwiss S.A. acquisition in March 2011 and (ii) lower contingent consideration payments related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda in June 2011; and

•
a decrease of $24.8 million related to the higher repayments under our senior secured term loan A facility in the second quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Net cash provided by financing activities increased $1,337.2 million to $1,840.2 million in the first half of 2013, compared with $502.9 million in the first half of 2012, primarily due to:

•	the net proceeds of $2,271.3 million related to the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition;

•
an increase of $445.0 million of borrowings under our revolving credit facility in the first half of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	an increase of $225.1 million related to lower repurchases of common shares in the first half of 2013; and

•	an increase of $37.9 million related to the repayment of long-term debt assumed in connection with the OraPharma acquisition in June 2012 that did not similarly occur in the first half of 2013.
Those factors were partially offset by:

•	a decrease of $1,182.0 million in net borrowings under our senior secured term loan B facility in the first half of 2013;

•	$233.6 million repayment of long-term debt assumed in connection with the Medicis acquisition in December 2012;

•
a decrease of $156.2 million related to the higher repayments under our senior secured term loan A facility in the first half of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$37.6 million in repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition;

•
a decrease of $31.1 million related to the higher debt issue costs paid primarily due to the repricing of our senior secured term loan A facility, our senior secured term loan B facility and our incremental term loan B facility in the first quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•
a decrease due to higher contingent consideration payments of $21.9 million, in the first half of 2013, primarily due to a payment of $38.3 million related to the OraPharma acquisition, partially offset by (i) a contingent consideration payment in the second quarter of 2012 related to the PharmaSwiss S.A. acquisition in March 2011 and (ii) lower contingent consideration payments related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda in June 2011.

Financial Assets (Liabilities)
The following table displays our net financial liability position as of June 30, 2013 and December 31, 2012:

	Maturity Date	As of June 30, 2013	As of December 31, 2012	Change
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		2,539,390	916,091	1,623,299	177
Marketable securities		—	11,577	(11,577)	(100)
Total financial assets		2,539,390	927,668	1,611,722	174

Financial liabilities:
New Revolving Credit Facility(1)	April 2016	(225,000)	—	(225,000)	—
New Term Loan A Facility(1)	April 2016	(1,876,228)	(2,083,462)	207,234	(10)
New Term Loan B Facility(1)	February 2019	(1,263,793)	(1,275,167)	11,374	(1)
New Incremental Term Loan B Facility(1)	December 2019	(972,272)	(973,988)	1,716	—
Senior Notes:
6.50%	July 2016	(915,500)	(915,500)	—	—
6.75%	October 2017	(498,484)	(498,305)	(179)	—
6.875%	December 2018	(939,727)	(939,277)	(450)	—
7.00%	October 2020	(686,876)	(686,660)	(216)	—
6.75%	August 2021	(650,000)	(650,000)	—	—
7.25%	July 2022	(541,789)	(541,335)	(454)	—
6.375%(2)	October 2020	(2,216,993)	(1,724,520)	(492,473)	29
6.375%(2)	October 2020	(2,318)	(492,720)	490,402	(100)
Convertible Notes:
1.375% Convertible Notes	June 2017	(209)	(228,576)	228,367	(100)
2.50% Convertible Notes	June 2032	—	(5,133)	5,133	(100)
1.50% Convertible Notes	June 2033	—	(84)	84	(100)
Other		(4,916)	(898)	(4,018)	NM
Total financial liabilities		(10,794,105)	(11,015,625)	221,520	(2)
Net financial liabilities		(8,254,715)	(10,087,957)	1,833,242	(18)
____________________________________
NM — Not meaningful

(1)	Together, the “Senior Secured Credit Facilities” under our Credit Agreement.

(2)
On March 29, 2013, we announced that our wholly-owned subsidiary, Valeant, commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “Existing Notes”) into the current outstanding $1.75 billion 6.375% senior notes due 2020. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Existing Notes with the anticipated result being that some or all of such notes would be part of a single series of 6.375% senior notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of our debt outstanding, expired on April 26, 2013. $497.7 million of aggregate principal amount of the Existing Notes was exchanged as of such date.

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
On February 21, 2013, we and certain of our subsidiaries as guarantors entered into Amendment No. 4 to the Credit Agreement to effectuate a repricing of our existing senior secured term loan B facility and incremental term loan B loans (the “Term Loan B Facility” and the “Incremental Term Loan B Facility”, respectively, and the “Term Loan B Repricing Transaction”) by the issuance of $1.3 billion and $1.0 billion in new incremental term loans (the “New Term Loan B Facility” and the “New Incremental Term Loan B Facility”, respectively, and together, the “Repriced Term Loan B Facilities”). Term loans under the Term Loan B Facility and the Incremental Term Loan B Facility were either exchanged for, or repaid with the proceeds of the Repriced Term Loan B Facilities. The applicable margins for borrowings under the Repriced Term Loan B Facilities are 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor and a 1.75% base rate floor. The term loans under the New Term Loan B Facility and the New Incremental Term Loan Facility

mature on February 13, 2019 and December 11, 2019, respectively, began amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the previous Term Loan B Facility and the Incremental Term Loan B Facility, respectively. In connection with the refinancing of the Term Loan B Facility and the Incremental Term Loan B Facility pursuant to the Term Loan B Repricing Transaction, we paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the Term Loan B Facility and Incremental Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan B Facilities in connection with certain refinancings on or prior to August 21, 2013 require a prepayment premium of 1.0% of such loans prepaid. In connection with the Term Loan B Repricing Transaction, we recognized a loss on extinguishment of debt of $21.4 million in the three-month period ended March 31, 2013.
On June 6, 2013, we and certain of our subsidiaries, as guarantors, entered into Amendment No. 5 to the Credit Agreement to implement certain revisions in connection with the B&L Acquisition. The amendment provides for certain revisions in connection with, among other things, the formation of VPII Escrow Corp., the offering of the senior unsecured notes by VPII Escrow Corp., the equity offering, the waiver of certain closing conditions and/or requirements in connection with the incurrence of incremental term loans and/or establishment of incremental revolving commitments related to the B&L Acquisition and the consummation of the B&L acquisition.
On June 26, 2013, we and certain of our subsidiaries, as guarantors, entered into Amendment No. 6 to the Credit Agreement to, among other things, allow for the increase in commitments under the New Revolving Credit Facility and the extension of the maturity of the New Revolving Credit Facility to April 2018, and to amend certain other provisions of the Credit Agreement. On July 15, 2013, the increase in commitments and maturity extension under the New Revolving Credit Facility was completed, with commitments increased by $550.0 million to $1.0 billion.
In connection with the B&L Acquisition, we and our subsidiary, Valeant, entered into a commitment letter dated as of May 24, 2013 (as amended and restated as of June 4, 2013, the “Commitment Letter”), with Goldman Sachs Lending Partners LLC, Goldman Sachs Bank USA and other financial institutions to provide up to $9.275 billion of unsecured bridge loans. In connection with the effectiveness of Amendment No. 5, $4.3 billion of the commitments under the Commitment Letter were reallocated from unsecured bridge loans to a commitment in respect of incremental term loans under our Senior Secured Credit Facilities and were not subject to a commitment fee. Subsequently, we obtained $9.575 billion in financing through a syndication of incremental term loan facilities under our existing Senior Secured Credit Facilities of $4.05 billion (the “Incremental Term Loan Facilities”), the issuance of the 6.75% senior notes due 2018 (the “2018 Senior Notes”) in an aggregate principal amount of $1.6 billion, the issuance of the 7.50% senior notes due 2021 (the “2021 Senior Notes”) in an aggregate principal amount of $1.625 billion, and the issuance of new equity of approximately $2.3 billion. The proceeds from the issuance of the Incremental Term Loan Facilities, the 2018 Senior Notes, the 2021 Senior Notes and the equity were utilized to fund (i) the transactions contemplated by the Merger Agreement, (ii) B&L’s obligation to repay all outstanding loans under certain of its existing credit facilities, (iii) B&L’s tender offer for or defeasance or irrevocable call for redemption and deposit of cash to effect such defeasance or redemption of B&L’s 9.875% Senior Notes due 2015 and (iv) certain transaction expenses. In connection with the Commitment Letter, we incurred approximately $37.3 million in fees, which are recognized as deferred financing costs. In the three-month period ended June 30, 2013, we expensed $24.2 million of deferred financing costs associated with the Commitment Letter. The remaining $13.1 million of deferred financing costs was expensed in the third quarter of 2013 upon closing of the 2018 Senior Notes and 2021 Senior Notes on July 12, 2013.
On June 27, 2013, we priced the Incremental Term Loan Facilities in the aggregate principal amount of $4.05 billion under our existing Senior Secured Credit Facilities. The Incremental Term Loan Facilities consist of (1) $850.0 million of tranche A term loans, maturing on April 20, 2016, bearing interest at a rate per annum equal to, at our election, (i) the base rate plus 1.25% or (ii) LIBOR plus 2.25% and having terms that are consistent with our existing New Term Loan A Facility, and (2) $3,200.0 million of tranche B term loans maturing on August 5, 2020, bearing interest at a rate per annum equal to, at our election, (i) the base rate plus 2.75% or (ii) LIBOR plus 3.75% and having terms that are consistent with our New Term Loan B Facility. The Incremental Term Loan Facilities closed on August 5, 2013, concurrent with the closing of the B&L Acquisition. Pursuant to the Credit Agreement, in connection with the funding of Incremental Term Loan Facilities, the interest margins under the New Term Loan B Facility and the New Incremental Term Loan B Facility increased by 0.875% per annum.
On July 12, 2013, VPII Escrow Corp. (the “Issuer”), our newly formed wholly-owned subsidiary, issued $1.6 billion aggregate principal amount of the 2018 Senior Notes and $1.625 billion aggregate principal amount of the 2021 Senior Notes (collectively, the “Notes”) in a private placement. The 2018 Senior Notes mature on August 15, 2018 and bear interest at the rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2021 Senior Notes mature on July 15, 2021 and bear interest at the rate of 7.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2014. In connection with the issuances of the 2018 Senior Notes and the 2021 Senior Notes, we incurred approximately $20.0 million and $20.3 million in underwriting fees, respectively, which are recognized as debt issue discount and which resulted in the net proceeds of $1.580 billion and $1.6047 billion, respectively. At the time of the closing of the B&L acquisition, (1) the Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to us, (2) we assumed all of the Issuer’s obligations under the Notes and the related indenture and (3) the funds previously held in escrow were released to us and were used to finance the B&L Acquisition as described above.
The senior notes issued by our subsidiary Valeant that are outstanding as of June 30, 2013 are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under its other senior notes. Certain of the future subsidiaries of Valeant and the Company may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $7,319.2 million and total liabilities of $1,292.4 million as of June 30, 2013, and net revenues of $664.4 million and net loss from operations of $97.1 million for the six-month period ended June 30, 2013.
Our primary sources of liquidity are our cash, cash collected from customers, issuances of long-term debt, funds available from our New Revolving Credit Facility and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have no material commitments for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB- for Standard and Poor’s. A downgrade would increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of June 30, 2013, we were in compliance with all of our covenants related to our outstanding debt. As of June 30, 2013, our short-term portion of long-term debt consisted of $346.9 million, in the aggregate, primarily in term loans outstanding under the New Term Loan A Facility, the New Term Loan B Facility and the New Incremental Term Loan B Facility, due in quarterly installments. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.
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
In the six-month period ended June 30, 2012, under the 2011 Securities Repurchase Program, we repurchased $1.1 million principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $4.0 million.
In the six-month period ended June 30, 2012, under the 2011 Securities Repurchase Program, we also repurchased 5,257,454 of our common shares for an aggregate purchase price of $280.7 million. These common shares were subsequently cancelled.
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
In the six-month period ended June 30, 2013, under the 2012 Securities Repurchase Program, we repurchased 507,957 of our common shares for an aggregate purchase price of $35.7 million. These common shares were subsequently cancelled.
Since the commencement of the 2012 Securities Repurchase Program through August 2, 2013, we have repurchased $35.7 million, in the aggregate, of our common shares.
Additional Repurchases

In addition to the repurchases made under the 2012 Securities Repurchase Program, during the six-month period ended June 30, 2013, we repurchased an additional 217,294 of our common shares on behalf of certain members of our Board of Directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. These common shares were subsequently transferred to such directors. These common shares were repurchased for an aggregate purchase price of $19.9 million. As the common shares were repurchased on behalf of certain of our directors, these repurchases were not made under the 2012 Securities Repurchase Program.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest as of June 30, 2013:

	Payments Due by Period
	Total	2013	2014 and 2015	2016 and 2017	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt obligations, including interest(1)	14,662,300	414,858	2,055,589	3,724,798	8,467,055
___________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.
See note 20 to the unaudited consolidated financial statements for information related to additional debt transactions which closed in July 2013 (such transactions are not included in the table above).
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
On June 24, 2013, we issued 27,058,824 of our common shares. See note 14 to the unaudited consolidated financial statements for additional information relating to the equity issuance.
At August 2, 2013, we had 333,524,295 issued and outstanding common shares. In addition, we had 7,983,047 stock options and 931,412 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,082,243 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 2,532,363 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Recently Issued Accounting Standards, Not Adopted as of June 30, 2013
In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance to eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance will not impact our financial position or results of operations.
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

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of B&L, Medicis, and Obagi), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities), and the achievement of the anticipated benefits from such integrations;

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions, including from our recent acquisition of B&L (which we anticipate will be approximately $800 million), and/or the estimated synergies from our recent acquisition of Medicis (which we anticipate will be approximately $300 million) as a result of cost-rationalization and integration initiatives, including greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

•
our future cash flow, our ability to service and repay our existing debt and our ability to raise additional funds, if needed, in light of our current and projected levels of operations, acquisition activity and general economic conditions;

•	interest rate risks associated with our floating debt borrowings;

•	the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets;

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in Europe, Latin America, Asia, Africa, and other countries in which we do business;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as factors impacting the commercial success of our currently marketed products, including ezogabine/retigabine, which could lead to material impairment charges;

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

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this MD&A, as well as under Item 1A. of Part II of this Form 10-Q, under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the 2012 Form 10-K.
Interest Rate Risk
As of June 30, 2013, we had $6,500.3 million and $4,425.9 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of June 30, 2013 was $6,575.0 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $275.7 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $31.0 million in our consolidated statements of income (loss) and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to note 18 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
Except as set forth below in connection with the acquisition of Bausch & Lomb Holdings Incorporated (the “B&L Acquisition”), there have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
We are entering into a new business area in connection with the B&L Acquisition, which business may not be successful or which may adversely affect our financial results.
With the B&L Acquisition, we are significantly increasing our involvement in the eye health industry and we will be entering into a number of new business areas, including vision care and surgical eye care, and will be developing and commercializing a range of new products. We may not be successful in these new areas and business units and this may adversely affect our financial results. In addition, Bausch & Lomb Holdings Incorporated (“B&L”) has a number of pipeline products that may not align with our low-risk R&D model, which may result in increased costs, lower success rates or a rationalization of certain projects, each of which may adversely affect our financial results.
Failure to successfully combine the businesses of the Company and B&L in the expected time frame may adversely affect the future results of the combined organization.
The success of the B&L Acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies from combining the businesses of the Company and B&L. To realize these anticipated benefits, the businesses must be successfully combined. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the B&L Acquisition may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the B&L Acquisition. We may encounter financial and operational difficulties in integrating the B&L business with our current lines of business or in operating the B&L business successfully. For example, as we integrate the two businesses, we may be unable to maintain the close relationships that B&L has established with the various healthcare providers that B&L relies on to recommend its products, which may have a material adverse effect on our sales and profitability. Our integration efforts may also materially adversely divert the attention of our existing employees from their daily activities. We cannot be certain of the degree and scope of operational and integration problems that may arise.
We will incur substantial transaction-related costs in connection with the B&L Acquisition.
We expect to incur a number of non-recurring transaction-related costs associated with the B&L Acquisition, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and B&L. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.
We may incur substantial costs with respect to pension and other healthcare benefits provided to B&L employees.
B&L had established certain pension and other benefits plans, pursuant to which they provided pension and current and post-retirement medical and other health and welfare benefits to their employees. Following the B&L Acquisition, we have assumed the obligations under these plans (some of which are underfunded). We will incur costs with respect to these pension and other healthcare benefits, and these costs may increase substantially in the future.
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
During the second quarter of 2013, 225,000 common shares were repurchased by us pursuant to a purchase agreement with Goldman, Sachs & Co. Under this purchase program, the repurchases were made by Goldman, Sachs & Co. in compliance with Rule 10b5-1(c)(1)(i) of the Securities Exchange Act of 1934. 217,294 of these common shares were repurchased on behalf of certain members of our Board of Directors, and were subsequently transferred to such directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. The remaining 7,706 common shares were repurchased on behalf of us pursuant to the 2012 Securities Repurchase Program and were subsequently cancelled.
Set forth below is information regarding securities repurchased in the three-month period ended June 30, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plan
				(In thousands)
March 31, 2013				$1,464,995
April 1, 2013 to April 30, 2013	—	$—	—	$1,464,995
May 1, 2013 to May 31, 2013	—	$—	—	$1,464,995
June 1, 2013 to June 30, 2013	7,706(1)	$91.66	7,706(1)	$1,464,289
June1, 2013 to June 30, 2013	217,294(1)	$91.66	N/A	N/A
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

2.3
Agreement and Plan of Merger, dated as of May 24, 2013, by and among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein.

4.1
Seventh Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.2
Sixth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.3
Fifth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.4
Fifth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.5
Second Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.6
First Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.7
Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 6.75% Senior Notes due 2018 and the 7.50% Senior Notes due 2021, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

4.8
Supplemental Indenture to the Indenture, dated as of July 12, 2013, among Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 6.75% Senior Notes due 2018 and the 7.50% Senior Notes due 2021, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

10.1
Separation Agreement between Valeant Pharmaceuticals International, Inc. and Jason Hanson, dated May 8, 2013, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2013, which is incorporated by reference herein.

10.2
Commitment Letter, dated as of May 24, 2013, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Goldman Sachs Lending Partners LLC and Goldman Sachs Bank USA, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein.

10.3*
Amendment No. 5, dated as of June 6, 2013, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among Valeant Pharmaceuticals International, Inc., certain of its subsidiaries as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC (“GSLP”) and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto (the ''Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.'').

10.4*	Amendment No. 6, dated June 26, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.
10.5*
Joinder Agreement dated August 5, 2013 relating to the Series A-2 Tranche A Term Loans, among Valeant Pharmaceuticals International, Inc., the guarantors named therein, the lenders party thereto, and GSLP, as the Administrative Agent and the Collateral Agent.

10.6*
Joinder Agreement dated August 5, 2013 relating to the Series E Tranche B Term Loans, among Valeant Pharmaceuticals International, Inc., the guarantors named therein, the lenders party thereto, and GSLP as the Administrative Agent and the Collateral Agent.

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

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: August 7, 2013	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2013	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
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

2.3
Agreement and Plan of Merger, dated as of May 24, 2013, by and among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein.

4.1
Seventh Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.2
Sixth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.3
Fifth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.4
Fifth Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, originally filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.5
Second Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.6
First Supplemental Indenture, dated as of April 23, 2013, by and among Medicis Pharmaceutical Corporation, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q filed on May 3, 2013, which is incorporated by reference herein.

4.7
Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 6.75% Senior Notes due 2018 and the 7.50% Senior Notes due 2021, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

4.8
Supplemental Indenture to the Indenture, dated as of July 12, 2013, among Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 6.75% Senior Notes due 2018 and the 7.50% Senior Notes due 2021, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

10.1
Separation Agreement between Valeant Pharmaceuticals International, Inc. and Jason Hanson, dated May 8, 2013, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2013, which is incorporated by reference herein.

10.2
Commitment Letter, dated as of May 24, 2013, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Goldman Sachs Lending Partners LLC and Goldman Sachs Bank USA, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein.

10.3*
Amendment No. 5, dated as of June 6, 2013, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among Valeant Pharmaceuticals International, Inc., certain of its subsidiaries as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC (“GSLP”) and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto (the ''Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.'').

10.4*	Amendment No. 6, dated June 26, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.
10.5*
Joinder Agreement dated August 5, 2013 relating to the Series A-2 Tranche A Term Loans, among Valeant Pharmaceuticals International, Inc., the guarantors named therein, the lenders party thereto, and GSLP, as the Administrative Agent and the Collateral Agent.

10.6*
Joinder Agreement dated August 5, 2013 relating to the Series E Tranche B Term Loans, among Valeant Pharmaceuticals International, Inc., the guarantors named therein, the lenders party thereto, and GSLP as the Administrative Agent and the Collateral Agent.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
___________________________________

*	Filed herewith.