Form 10-Q
period 2013-09-30
Valeant Pharmaceuticals International, Inc.
filed 2013-11-01
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-14956
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0448205 (I.R.S. Employer Identification No.)
2150 St. Elzéar Blvd. West, Laval, Quebec (Address of principal executive offices)	H7L 4A8 (Zip Code)
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
Common shares, no par value — 333,889,863 shares issued and outstanding as of October 29, 2013.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries.
In this Form 10-Q, references to “$” and “US$” are to United States (“U.S.”) dollars, references to “€” are to Euros, references to “R$” are to Brazilian real, references to “MXN$” are to Mexican peso and references to “¥” are to Japanese yen.
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

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of Bausch & Lomb Holdings Incorporated (“B&L”), Medicis Pharmaceutical Corporation ("Medicis"), and Obagi Medical Products, Inc.), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations;

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions, including from our recent acquisition of B&L (which we anticipate will be greater than $850 million) and our recent acquisition of Medicis (which we anticipate will be approximately $300 million) as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

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

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets (including the challenges created by new and different regulatory regimes in such countries);

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in the countries in which we do business;

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

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	As of September 30, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$596,347	$916,091
Accounts receivable, net	1,643,148	913,835
Inventories, net	1,076,088	531,256
Prepaid expenses and other current assets	257,389	130,279
Assets held for sale	53,457	90,983
Deferred tax assets, net	221,934	195,007
Total current assets	3,848,363	2,777,451
Property, plant and equipment, net	1,221,606	462,724
Intangible assets, net	13,090,339	9,308,669
Goodwill	9,742,003	5,141,366
Deferred tax assets, net	60,121	76,422
Other long-term assets, net	241,952	183,747
Total assets	$28,204,384	$17,950,379

Liabilities
Current liabilities:
Accounts payable	$412,943	$227,384
Accrued liabilities and other current liabilities	1,889,460	1,008,224
Acquisition-related contingent consideration	125,524	102,559
Current portion of long-term debt	360,964	480,182
Deferred tax liabilities, net	64,191	4,403
Total current liabilities	2,853,082	1,822,752
Acquisition-related contingent consideration	255,513	352,523
Long-term debt	17,043,750	10,535,443
Pension and other benefit liabilities	230,978	5,325
Liabilities for uncertain tax positions	159,673	103,658
Deferred tax liabilities, net	2,436,219	1,248,312
Other long-term liabilities	163,979	164,968
Total liabilities	23,143,194	14,232,981
Commitments and contingencies (note 19)
Equity
Common shares, no par value, unlimited shares authorized, 332,757,906 and
303,861,272 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	8,260,010	5,940,652
Additional paid-in capital	251,654	267,118
Accumulated deficit	(3,402,294)	(2,370,976)
Accumulated other comprehensive loss	(160,257)	(119,396)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	4,949,113	3,717,398
Noncontrolling interest	112,077	—
Total equity	5,061,190	3,717,398
Total liabilities and equity	$28,204,384	$17,950,379

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(All dollar amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Product sales	$1,506,421	$852,747	$3,608,801	$2,346,599
Alliance and royalty	16,471	12,248	39,651	148,348
Service and other	18,839	19,145	57,396	65,386
	1,541,731	884,140	3,705,848	2,560,333
Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	560,855	216,494	1,128,942	633,618
Cost of alliance and service revenues	14,353	13,758	44,241	118,237
Selling, general and administrative	355,637	188,660	854,909	551,386
Research and development	49,009	19,170	97,273	58,887
Amortization and impairments of finite-lived intangible assets (see Note 10)	910,248	218,187	1,540,021	629,400
Restructuring, integration and other costs	295,890	42,872	398,540	135,213
In-process research and development impairments and other charges	123,981	145,300	128,811	149,868
Acquisition-related costs	8,650	4,605	24,428	25,977
Legal settlements and related fees	149,601	—	155,173	56,779
Acquisition-related contingent consideration	(34,995)	5,630	(33,511)	23,198
	2,433,229	854,676	4,338,827	2,382,563
Operating (loss) income	(891,498)	29,464	(632,979)	177,770
Interest income	2,686	1,156	5,336	3,299
Interest expense	(249,306)	(116,042)	(581,414)	(318,681)
Loss on extinguishment of debt	(8,161)	(2,322)	(29,540)	(2,455)
Foreign exchange and other	5,079	(1,603)	(3,564)	18,458
Gain on investments, net	—	—	5,822	2,024
Loss before recovery of income taxes	(1,141,200)	(89,347)	(1,236,339)	(119,585)
Recovery of income taxes	(169,225)	(96,992)	(247,700)	(92,702)
Net (loss) income	(971,975)	7,645	(988,639)	(26,883)
Less: Net income attributable to noncontrolling interest	1,268	—	1,268	—
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(973,243)	$7,645	$(989,907)	$(26,883)

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(2.92)	$0.03	$(3.13)	$(0.09)
Diluted	$(2.92)	$0.02	$(3.13)	$(0.09)

Weighted-average common shares (000s)
Basic	333,643	304,075	316,462	305,550
Diluted	333,643	311,743	316,462	305,550

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(971,975)	$7,645	$(988,639)	$(26,883)
Other comprehensive income (loss)
Foreign currency translation adjustment	183,063	114,178	(41,063)	107,531
Unrealized holding gain on auction rate securities:
Reclassification to net (loss) income	—	—	(1)	—
Net unrealized holding gain (loss) on available-for-sale equity securities:
Arising in period	—	—	3,584	—
Reclassification to net (loss) income	—	—	(3,963)	(1,634)
Net unrealized holding gain (loss) on available-for-sale debt securities:
Arising in period	—	—	—	7
Reclassification to net (loss) income	—	—	—	197
Pension adjustment	(5)	400	(4)	199
Other comprehensive income (loss)	183,058	114,578	(41,447)	106,300
Comprehensive (loss) income	(788,917)	122,223	(1,030,086)	79,417
Less: Comprehensive income attributable to noncontrolling interest	682	—	682	—
Comprehensive (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(789,599)	$122,223	$(1,030,768)	$79,417

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in thousands of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash Flows From Operating Activities
Net (loss) income	$(971,975)	$7,645	$(988,639)	$(26,883)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	945,956	235,311	1,605,255	672,759
Amortization and write-off of debt discounts and debt issuance costs	27,572	8,979	70,498	14,335
In-process research and development impairments and other charges	123,981	145,300	128,811	149,868
Acquisition accounting adjustment on inventory sold	149,400	6,009	219,159	49,401
Loss on disposal of assets	625	229	625	10,780
Acquisition-related contingent consideration	(34,995)	5,630	(33,511)	23,198
Allowances for losses on accounts receivable and inventories	16,120	6,833	36,690	12,936
Deferred income taxes	(185,611)	(107,093)	(286,186)	(127,802)
Additions to accrued legal settlements	149,601	—	155,173	56,779
Payments of accrued legal settlements	(150)	(37,739)	(14,698)	(39,551)
Share-based compensation	16,000	18,547	32,476	52,855
Tax benefits from stock options exercised	(32,179)	(2,367)	(48,628)	(5,842)
Foreign exchange (gain) loss	(5,408)	356	3,358	(21,909)
Gain on sale of marketable securities	—	—	(5,822)	(2,024)
Loss on extinguishment of debt	8,161	2,322	29,540	2,455
Payment of accreted interest on contingent consideration	(3,347)	(552)	(6,219)	(1,450)
Other	(4,778)	(7,867)	(7,422)	(15,540)
Changes in operating assets and liabilities:
Accounts receivable	52,961	(182,646)	(81,041)	(189,249)
Inventories	(46,150)	(9,787)	(105,058)	(61,300)
Prepaid expenses and other current assets	49,786	(6,324)	55,018	(9,457)
Accounts payable, accrued liabilities and other liabilities	(53,858)	84,041	2,710	44,300
Net cash provided by operating activities	201,712	166,827	762,089	588,659

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(4,439,325)	(245,367)	(5,190,385)	(972,199)
Acquisition of intangible assets and other assets	(4,852)	(6,305)	(38,068)	(8,865)
Purchases of property, plant and equipment	(24,932)	(57,069)	(51,735)	(81,786)
Proceeds from sales and maturities of marketable securities	—	—	17,020	9,412
Purchases of marketable securities and other investments	—	—	—	(7,200)
Proceeds from sale of assets	—	10,717	27,430	76,967
Increase in restricted cash	—	628	—	(8,245)
Net cash used in investing activities	(4,469,109)	(297,396)	(5,235,738)	(991,916)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	7,165,121	122,295	7,505,121	1,408,705
Repayments of long-term debt	(4,781,025)	(31,063)	(5,385,768)	(461,056)
Short-term debt borrowings	4,764	8,930	23,406	28,530
Short-term debt repayments	(25,258)	(4,820)	(37,530)	(26,402)
Issuance of common stock, net	(1,370)	—	2,269,880	—
Repurchases of convertible debt	—	—	—	(3,975)
Repurchases of common shares	—	—	(55,629)	(280,724)
Proceeds from exercise of stock options	2,538	5,209	7,109	12,228
Tax benefits from stock options exercised	32,179	2,367	48,628	5,842
Payments of employee withholding tax upon vesting of share-based awards	(14,387)	(7,376)	(35,918)	(21,110)
Cash settlement of convertible debt	—	(62,086)	—	(62,086)
Payments of contingent consideration	(15,130)	(18,826)	(98,069)	(79,844)
Distributions to noncontrolling interest	(2,101)	—	(2,101)	—
Payments of debt issuance costs	(46,853)	(22,562)	(80,489)	(25,104)
Net cash provided by (used in) financing activities	2,318,478	(7,932)	4,158,640	495,004

Effect of exchange rate changes on cash and cash equivalents	5,876	965	(4,735)	1,872
Net (decrease) increase in cash and cash equivalents	(1,943,043)	(137,536)	(319,744)	93,619
Cash and cash equivalents, beginning of period	2,539,390	395,266	916,091	164,111
Cash and cash equivalents, end of period	$596,347	$257,730	$596,347	$257,730

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration obligations at fair value	$—	$(17,257)	$(67,355)	$(143,285)
Acquisition of businesses, debt assumed	(4,222,142)	—	(4,264,725)	(46,336)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

1.	DESCRIPTION OF BUSINESS
The Company is a multinational, specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical and over-the-counter (“OTC”) products, primarily in the areas of eye health, dermatology, neurology and branded generics, as well as medical devices. Effective August 9, 2013, the Company continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that the Company became a company registered under the laws of the Province of British Columbia as if it had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, the legal domicile of the Company became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to the Company and the Company became subject to the British Columbia Business Corporations Act (BCBCA).
On August 5, 2013, the Company acquired Bausch & Lomb Holdings Incorporated (“B&L”), pursuant to an Agreement and Plan of Merger, as amended (the “Merger Agreement”) dated May 24, 2013, with B&L surviving as a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), a wholly-owned subsidiary of the Company (the “B&L Acquisition”).
On December 11, 2012, the Company completed the acquisition of Medicis Pharmaceutical Corporation (“Medicis”) through a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger, dated as of September 2, 2012, with Medicis surviving as a wholly-owned subsidiary of the Company (the “Medicis Acquisition”).
For further information regarding the B&L Acquisition and the Medicis Acquisition, see note 3 titled “BUSINESS COMBINATIONS”.

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
The Company has revised the consolidated statement of comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2012 to correct the foreign currency translation adjustment, which resulted in an offsetting adjustment to Goodwill and Intangible assets, net. For the three-month and nine-month periods ended September 30, 2012, the Company increased comprehensive income by $7.4 million and $23.7 million, respectively, with an offsetting increase in Goodwill and Intangible assets, net. This revision did not have a material impact to the Company’s previously reported financial position, results of operations or cash flows.
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
The Company focuses its business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical and healthcare companies.
(a) Business combinations in 2013 include the following:
B&L
Description of the Transaction
On August 5, 2013, the Company acquired B&L, pursuant to the Merger Agreement dated May 24, 2013 (as amended), among the Company, Valeant, Stratos Merger Corp., a Delaware corporation and wholly-owned subsidiary of Valeant (“Merger Sub”), and B&L. Pursuant to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant. At the effective time of this merger, each share of B&L common stock, par value $0.01 per share, issued and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

outstanding immediately prior to such effective time, other than any dissenting shares and any shares held by B&L, Valeant, Merger Sub or any of their subsidiaries, was converted into the right to receive its pro rata share (the “Per Share Merger Consideration”), without interest, of an aggregate purchase price equal to $8.7 billion minus B&L’s existing indebtedness for borrowed money (which was paid off by Valeant in accordance with the terms of the Merger Agreement) and related fees and costs, minus certain of B&L’s transaction expenses, minus certain payments with respect to certain cancelled B&L performance-based options (which were not outstanding immediately prior to such effective time), plus the aggregate exercise price applicable to B&L’s outstanding options immediately prior to such effective time, and plus certain cash amounts, all as further described in the Merger Agreement. The B&L Acquisition was financed with debt and equity issuances (see note 11 titled “LONG-TERM DEBT” for additional information). Each B&L restricted share and stock option, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the Per Share Merger Consideration in the case of restricted shares or, in the case of stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of such stock option.
B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products.
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the B&L Acquisition:

Fair Value
Enterprise value	$8,700,000
Adjusted for the following:
B&L’s outstanding debt, including accrued interest	(4,248,310)
B&L’s company expenses	(6,377)
Payment in B&L’s performance-based option(a)	(48,478)
Payment for B&L’s cash balance(b)	149,000
Additional cash payment(b)	75,000
Other	(3,189)
Equity purchase price	4,617,646
Less: Cash consideration paid for B&L’s unvested stock options(c)	(4,320)
Total fair value of consideration transferred	$4,613,326
___________________________________

(a)
The cash consideration paid for previously cancelled B&L’s performance-based options was recognized as a post-combination expense within Restructuring, integration and other costs in the third quarter of 2013.

(b)	As defined in the Merger Agreement.

(c)
The cash consideration paid for B&L stock options and restricted stock attributable to pre-combination services has been included as a component of purchase price. The remaining $4.3 million balance related to the acceleration of unvested stock options for B&L employees was recognized as a post-combination expense within Restructuring, integration and other costs in the third quarter of 2013.

Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of acquisition date. Due to the timing of this acquisition, these amounts are provisional and subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Amounts Recognized as of Acquisition Date
Cash and cash equivalents	$209,522
Accounts receivable(a)	547,873
Inventories(b)	675,818
Other current assets(c)	146,574
Property, plant and equipment, net(d)	761,410
Identifiable intangible assets, excluding acquired IPR&D(e)	4,316,117
Acquired IPR&D(f)	398,130
Other non-current assets	58,757
Current liabilities(g)	(885,578)
Long-term debt, including current portion(h)	(4,209,852)
Deferred income taxes, net(i)	(1,410,931)
Other non-current liabilities(j)	(280,195)
Total identifiable net assets	327,645
Noncontrolling interest(k)	(102,300)
Goodwill(l)	4,387,981
Total fair value of consideration transferred	$4,613,326
________________________

(a)	The fair value of trade accounts receivable acquired was $547.9 million, with the gross contractual amount being $556.4 million, of which the Company expects that $8.5 million will be uncollectible.

(b)	Includes an estimated fair value adjustment to inventory of $285.5 million.

(c)	Includes primarily prepaid expenses.

(d)	The following table summarizes the provisional amounts and useful lives assigned to property, plant and equipment:

	Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Land	NA	$47,407
Buildings	19	273,180
Machinery and equipment	6	273,509
Leasehold improvements	6	22,455
Equipment on operating lease	4	13,792
Construction in progress	NA	131,067
Total property, plant and equipment acquired		$761,410

(e)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	10	$1,770,164
Product rights	8	855,402
Corporate brand	Indefinite	1,690,551
Total identifiable intangible assets acquired	9	$4,316,117
The corporate brand represents the B&L corporate trademark and has an indefinite useful life as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset. The estimated fair value was determined using the relief from royalty method.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

(f)
The significant components of the acquired in-process research and development (“IPR&D”) assets primarily relate to the development of (i) various vision care products ($193.4 million in the aggregate), such as a novel silicone hydrogel planned replacement lens, (ii) various pharmaceutical products ($170.5 million, in the aggregate), such as latanoprostene bunod, a nitric oxide-donating prostaglandin for reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension, and (iii) various surgical products ($34.2 million, in the aggregate). See note 5 titled “COLLABORATION AGREEMENTS” for further information related to the worldwide licensing agreement with NicOx, S.A. (“NicOx”) for latanoprostene bunod. A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets from market participant perspective. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 10% was used to present value the projected cash flows. As of the acquisition date, the Company estimated that it will incur development costs, including certain milestone payments, of approximately $100 million, in the aggregate, to complete the development of the IPR&D assets. In determining fair value for latanoprostene bunod and the novel silicone hydrogel planned replacement lens, the Company assumed that material cash inflows for these products would commence in 2016 and 2014, respectively.

(g)	Includes accrued liabilities, including reserves for sales returns, rebates and managed care, accounts payable and accrued compensation-related liabilities.

(h)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

Amounts Recognized as of Acquisition Date
Holdco unsecured term loan(1)	$707,010
U.S. dollar-denominated senior secured term loan(1)	1,915,749
Euro-denominated senior secured term loan(1)	603,952
U.S. dollar-denominated delayed draw term loan(1)	398,003
U.S. dollar-denominated revolver loan(1)	170,000
9.875% senior notes(1)	350,000
Multi-currency denominated revolver loan(1)	15,000
Japanese revolving credit facility	33,835
Debentures	11,803
Other(1)	4,500
Total long-term debt assumed	$4,209,852
____________________________________

(1)
The Company subsequently repaid these amounts in full in the third quarter of 2013. In connection with the redemption of the 9.875% senior notes, the Company recognized a loss on extinguishment of debt of $8.2 million in the third quarter of 2013.

(i)	Comprises current deferred tax assets ($49.5 million) and non-current deferred tax liabilities ($1,460.4 million).

(j)	Includes $223.0 million related to the estimated fair value of pension and other benefits liabilities.

(k)
Represents the estimated fair value of B&L’s noncontrolling interest related primarily to Chinese joint ventures. A discounted cash flow methodology was used to determine the estimated fair values as of the acquisition date.

(l)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•	the Company’s expectation to develop and market new product brands, product lines and technology;

•	cost savings and operating synergies expected to result from combining the operations of B&L with those of the Company;

•
the value of the continuing operations of B&L’s existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, B&L’s assembled workforce).
The provisional amount of goodwill has been allocated to the Company’s Developed Markets segment ($3,271.6 million) and Emerging Markets segment ($1,116.4 million).
Acquisition-Related Costs
The Company has incurred to date $8.3 million of transaction costs directly related to the B&L Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Revenue and Net Loss of B&L
The revenues of B&L for the period from the acquisition date to September 30, 2013 were $500.9 million and net loss, net of tax, was $165.8 million. The net loss, net of tax, includes the effects of the acquisition accounting adjustments and acquisition-related costs.
Other Business Combinations
Description of the Transactions
In the nine-month period ended September 30, 2013, the Company completed other business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $848.4 million. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $59.1 million.

•
On April 25, 2013, the Company acquired all of the outstanding shares of Obagi Medical Products, Inc. (“Obagi”) at a price of $24.00 per share in cash. The aggregate purchase price paid by the Company was approximately $437.1 million. Obagi is a specialty pharmaceutical company that develops, markets, and sells topical aesthetic and therapeutic skin-health systems with a product portfolio of dermatology brands including Obagi Nu-Derm®, Condition & Enhance®, Obagi-C® Rx, ELASTIDerm® and CLENZIDerm®.

•
On February 20, 2013, the Company acquired certain assets from Eisai Inc. (“Eisai”) relating to the U.S. rights to Targretin®, which is indicated for the treatment of Cutaneous T-Cell Lymphoma. The consideration includes up-front payments of $66.5 million and the Company may pay up to an additional $60.0 million of contingent consideration based on the occurrence of potential future events. The fair value of the contingent consideration was determined to be $50.8 million as of the acquisition date. As of September 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On February 1, 2013, the Company acquired Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for a purchase price of $137.0 million, including a $20.0 million contingent refund of purchase price relating to the outcome of certain litigation involving AntiGrippin® that commenced prior to the acquisition. Subsequent to the acquisition, during the three-month period ended March 31, 2013, the litigation was resolved, and the $20.0 million was refunded back to the Company. Natur Produkt’s key brand products include AntiGrippin®, Anti-Angin®, Sage™ and Eucalyptus MA™.

•
During the nine-month period ended September 30, 2013, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. The following recognized amounts related to the Natur Produkt acquisition, as well as certain smaller acquisitions, are provisional and subject to change:

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Amounts Recognized as of Acquisition Dates
Cash	$43,069
Accounts receivable(a)	64,049
Inventories	33,108
Other current assets	13,965
Property, plant and equipment	13,950
Identifiable intangible assets, excluding acquired IPR&D(b)	689,302
Acquired IPR&D(c)	18,714
Indemnification assets	3,201
Other non-current assets	185
Current liabilities	(36,234)
Short-term borrowings(d)	(33,321)
Long-term debt(d)	(24,018)
Deferred tax liability, net	(147,801)
Other non-current liabilities	(1,453)
Total identifiable net assets	636,716
Noncontrolling interest(e)	(11,196)
Goodwill(f)	222,926
Total fair value of consideration transferred	$848,446
________________________

(a)	The fair value of trade accounts receivable acquired was $64.0 million, with the gross contractual amount being $66.2 million, of which the Company expects that $2.2 million will be uncollectible.

(b)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates
Product brands	7	$483,592
Corporate brand	13	86,129
Patents	3	71,676
Royalty Agreement	5	26,466
Partner relationships	5	16,000
Technology	10	5,439
Total identifiable intangible assets acquired	8	$689,302

(c)
The acquired IPR&D assets relate to the Obagi and Natur Produkt acquisitions. Obagi’s acquired IPR&D assets primarily relate to the development of dermatology products for anti-aging and suncare. Natur Produkt’s acquired IPR&D assets include a product indicated for the prevention of viral diseases, specifically cold and flu, and a product indicated for the treatment of inflammation and muscular disorders.

(d)
Short-term borrowings and long-term debt primarily relate to the Natur Produkt acquisition. In March 2013, the Company settled all of Natur Produkt’s outstanding third party short-term borrowings and long-term debt.

(e)	Represents the estimated fair value of noncontrolling interest related to a smaller acquisition completed in the third quarter of 2013.

(f)
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

The amount of goodwill from the Eisai acquisition has been allocated to the Company’s Developed Markets segment. The provisional amount of goodwill from the Natur Produkt acquisition has been allocated to the Company’s Emerging Markets segment. The amount of goodwill from the Obagi acquisition has been allocated primarily to the Company’s Developed Markets segment.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Acquisition-Related Costs
The Company has incurred to date $10.0 million, in the aggregate, of transaction costs directly related to these business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Earnings
The revenues of these business combinations for the period from the respective acquisition dates to September 30, 2013 were $168.9 million, in the aggregate, and earnings, net of tax, were $13.8 million, in the aggregate. The earnings, net of tax, include the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2012 include the following:
Medicis
Description of the Transaction
On December 11, 2012, the Company acquired all of the outstanding common stock of Medicis for $44.00 per share (“Medicis Per Share Consideration”) for cash. Pursuant to the Agreement and Plan of Merger, dated September 2, 2012, among the Company, the Company’s subsidiary Valeant, Merlin Merger Sub, Inc. (“Merlin Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Valeant, and Medicis, on December 11, 2012, Merlin Merger Sub merged with and into Medicis, with Medicis continuing as the surviving entity and wholly-owned subsidiary of Valeant. At the effective time of this merger, each share of Medicis Class A common stock, par value $0.014 per share, issued and outstanding immediately prior to such effective time, was converted into the right to receive the Medicis Per Share Consideration in cash, without interest. Each Medicis stock option and stock appreciation right, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the excess, if any, of the Medicis Per Share Consideration over the exercise price of such stock option or stock appreciation right, as applicable. Each Medicis restricted share, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the Medicis Per Share Consideration.
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
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the acquisition of Medicis:

(Number of shares, stock options and restricted share units in thousands)	Conversion Calculation	Fair Value
Number of common shares of Medicis outstanding as of acquisition date	57,135
Multiplied by Medicis Per Share Consideration	$44.00	$2,513,946
Number of stock options of Medicis cancelled and exchanged for cash(a)	3,152	33,052
Number of outstanding restricted shares cancelled and exchanged for cash(a)	1,974	31,881
Total fair value of consideration transferred		$2,578,879
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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of September 30, 2013 (as adjusted)
Cash and cash equivalents	$169,583	$—	$169,583
Accounts receivable(c)	81,092	9,116	90,208
Inventories(d)	145,157	(7,635)	137,522
Short-term and long-term investments(e)	626,559	—	626,559
Income taxes receivable	40,416	—	40,416
Other current assets(f)	74,622	—	74,622
Property and equipment, net	8,239	(5,625)	2,614
Identifiable intangible assets, excluding acquired IPR&D(g)	1,390,724	(21,843)	1,368,881
Acquired IPR&D(h)	153,817	5,992	159,809
Other non-current assets	616	—	616
Current liabilities(i)	(453,909)	(12,375)	(466,284)
Long-term debt, including current portion(j)	(777,985)	—	(777,985)
Deferred income taxes, net	(205,009)	12,204	(192,805)
Other non-current liabilities	(8,841)	—	(8,841)
Total identifiable net assets	1,245,081	(20,166)	1,224,915
Goodwill(k)	1,333,798	20,166	1,353,964
Total fair value of consideration transferred	$2,578,879	$—	$2,578,879
______________________

(a)	As previously reported in the 2012 Form 10-K.

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

(c)	The fair value of trade accounts receivable acquired was $90.2 million, with the gross contractual amount being $90.3 million, of which the Company expects that $0.1 million will be uncollectible.

(d)	Includes an estimated fair value adjustment to inventory of $104.6 million.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2013 (as adjusted)
In-licensed products	11	$633,429	$2,283	$635,712
Product brands	8	491,627	(24,877)	466,750
Patents	5	224,985	1,148	226,133
Corporate brands	14	40,683	(397)	40,286
Total identifiable intangible assets acquired	9	$1,390,724	$(21,843)	$1,368,881

(h)
The significant components of the acquired IPR&D assets primarily relate to the development of dermatology products, such as Luliconazole, a new imidazole, antimycotic cream for the treatment of tinea cruris, pedis and corporis, and Metronidazole 1.3%, a topical antibiotic for the treatment of bacterial vaginosis ($136.9 million, in the aggregate), and the development of aesthetics programs ($22.9 million). A New Drug Application (“NDA”) for Luliconazole was submitted to the U.S. Food and Drug Administration (“FDA”) on December 11, 2012. A multi-period excess earnings methodology (income approach) was primarily used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. Risk-adjusted discount rates of 10% - 11% were used to present value the projected cash flows. On April 30, 2013, the Company agreed to sell the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for approximately $55 million, which includes upfront and certain milestone payments, and minimum royalties for the first three years of commercialization. For further details, see note 21 titled “PENDING TRANSACTION”.

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
____________________________________

(1)
During the period from the acquisition date to September 30, 2013, the Company redeemed the 2.50% Contingent Convertible Senior Notes, the 1.50% Contingent Convertible Senior Notes and a portion of the 1.375% Convertible Senior Notes. For further details, see note 11 titled “LONG-TERM DEBT”.

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
OraPharma
Description of the Transaction
On June 18, 2012, the Company acquired all of the outstanding common stock and preferred stock of OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. Pursuant to the Agreement and Plan of Merger, dated June 14, 2012, by and among Valeant, Orange Acquisition, Inc. (“Orange Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Valeant, OraPharma and a representative of the shareholder of Orapharma, Orange Merger Sub merged with and into OraPharma with OraPharma continuing as the surviving entity and wholly-owned subsidiary of Valeant. The Company made an up-front

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

payment of $289.3 million, and the Company may pay a series of contingent consideration payments of up to $114.0 million based on certain milestones, including certain revenue targets. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date, for a total fair value of consideration transferred of $388.5 million. As of September 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The Company also repaid at the closing $37.9 million of assumed debt. In June 2013, the Company made a contingent consideration payment of $38.3 million. In July 2013, the Company made a contingent consideration payment of $1.7 million.
OraPharma’s lead product is Arestin®, a locally administered antibiotic for the treatment of periodontitis that utilizes an advanced controlled-release delivery system and is indicated for use in conjunction with scaling and root planing for the treatment of adult periodontitis.
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. As of September 30, 2013, the Company has not recognized any additional measurement period adjustments to the amounts previously reported in the 2012 Form 10-K. The amount of goodwill of $120.1 million has been allocated to the Company’s Developed Markets segment.
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

•
On September 24, 2012, the Company acquired certain assets from QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”) relating to Visudyne®, which is used to treat abnormal growth of leaky blood vessels in the eye caused by wet age-related macular degeneration. The consideration paid included up-front payments of $62.5 million for the assets related to the rights to the product in the U.S. and $50.0 million for the assets related to the rights to the product outside the U.S. The Company may pay a series of contingent payments of up to $20.0 million relating to non-U.S. royalties and development milestones for QLT’s laser program in the U.S. In addition, the Company will pay royalties on sales of potential new indications for Visudyne® in the U.S. The fair value of the contingent consideration was determined to be $7.9 million as of the acquisition date. As of September 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 23, 2012, the Company acquired certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), a specialty pharmaceutical company located in the U.S. focused on skincare products, including the rights to University Medical’s main brand AcneFree™, a retail OTC acne treatment. The consideration includes up-front payments of $65.0 million, and the Company may pay a series of contingent consideration payments of up to $40.0 million if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $1.5 million as of the acquisition date. As of September 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On May 2, 2012, the Company acquired certain assets from Atlantis Pharma (“Atlantis”), a branded generics pharmaceutical company located in Mexico, for up-front payments of $65.5 million (MXN$847.3 million), and the Company placed an additional $8.9 million (MXN$114.7 million) into an escrow account. The amounts in escrow will be paid to the sellers only if certain regulatory milestones are achieved and therefore such amounts were treated as contingent consideration. The fair value of the contingent consideration was determined to be $7.6 million as of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

acquisition date. As of September 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. Since the acquisition date, certain amounts have been released from escrow to the sellers, reducing the escrow balance to $7.9 million as of September 30, 2013. The escrow balance is treated as restricted cash and is included in Prepaid expenses and other current assets and Other long-term assets, net in the Company’s consolidated balance sheets. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

•
On March 13, 2012, the Company acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. The Company made an up-front payment of $164.0 million (€125.0 million), and the Company may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. As of September 30, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. In June 2013, the Company made a contingent consideration payment of $6.5 million (€5.0 million). In September 2013, the Company made a contingent consideration payment of $6.7 million (€5.0 million). As part of the transaction, the Company also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products. Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin.

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

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of September 30, 2013 (as adjusted)
Cash and cash equivalents	$7,255	$(258)	$6,997
Accounts receivable(b)	29,846	(17)	29,829
Assets held for sale(c)	15,566	—	15,566
Inventories	64,819	(8,091)	56,728
Other current assets	2,524	—	2,524
Property, plant and equipment	9,027	—	9,027
Identifiable intangible assets, excluding acquired IPR&D(d)	666,619	1,527	668,146
Acquired IPR&D	1,234	—	1,234
Indemnification assets(e)	27,901	—	27,901
Other non-current assets	21	—	21
Current liabilities	(32,146)	(350)	(32,496)
Long-term debt	(920)	—	(920)
Liability for uncertain tax position	(6,682)	6,682	—
Other non-current liabilities(e)	(28,523)	—	(28,523)
Deferred income taxes, net	(10,933)	373	(10,560)
Total identifiable net assets	745,608	(134)	745,474
Goodwill(f)	70,600	(8,587)	62,013
Total fair value of consideration transferred	$816,208	$(8,721)	$807,487
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

(c)
Assets held for sale relate to a product brand acquired in the Atlantis acquisition. Subsequent to that acquisition, the plan of sale changed, and the Company no longer intends to sell the asset. Consequently, the product brand is not classified as an asset held for sale as of September 30, 2013.

(d)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2013 (as adjusted)
Product brands	10	$456,720	$(1,325)	$455,395
Corporate brands	12	31,934	3,725	35,659
Product rights	10	109,274	(873)	108,401
Royalty agreement	9	36,277	—	36,277
Partner relationships	5	32,414	—	32,414
Total identifiable intangible assets acquired	10	$666,619	$1,527	$668,146

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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012, as if the 2013 acquisitions had occurred as of January 1, 2012 and the 2012 acquisitions had occurred as of January 1, 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,805,197	$1,910,348	$5,602,093	$5,745,192
Net loss attributable to Valeant Pharmaceuticals International, Inc.	(960,328)	(113,069)	(1,045,224)	(543,133)

Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic and diluted	$(2.88)	$(0.34)	$(3.13)	$(1.63)
The decline in pro forma revenues in the three-month period ended September 30, 2013 as compared to the three-month period ended September 30, 2012 was primarily due to lower sales of the Zovirax® franchise, Retin-A Micro® and BenzaClin® due to generic competition, partially offset by growth from the remaining business.
The decline in pro forma revenues in the nine-month period ended September 30, 2013 as compared to the nine-month period ended September 30, 2012 was primarily due to (i) lower sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® due to generic competition and (ii) lower alliance and royalty revenue resulting from (a) alliance revenue recognized in the first quarter of 2012 related to the divestitures of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”), a generic version of BenzaClin®, and 5% fluorouracil cream (“5-FU”), an authorized generic of Efudex® (see note 4 titled “DIVESTITURES” for further information), and (b) a milestone payment recognized in the second quarter of 2012 from GSK in connection with the launch of Potiga® (see note 5 titled “COLLABORATION AGREEMENTS” for further information). These declines were partially offset by growth from the remaining business.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the three-month and nine-month periods ended September 30, 2013, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month and nine-month periods ended September 30, 2013, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
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

•
the exclusion from pro forma earnings in the nine-month period ended September 30, 2013 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $216.6 million, in the aggregate, and the exclusion of $19.6 million of acquisition-related costs, in the aggregate, incurred primarily for these acquisitions in the nine-month period ended September 30, 2013, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods; and

•
the exclusion from pro forma earnings in the three-month period ended September 30, 2013 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $148.7 million, in the aggregate, and the exclusion of $7.2 million of acquisition-related costs, in the aggregate, incurred primarily for these acquisitions in the three-month period ended September 30, 2013, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.

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
In connection with the first sale of Potiga® in the U.S. (which occurred in April 2012), GSK paid the Company a $45.0 million milestone payment, and the Company is sharing up to 50% of the net profits from the sale of Potiga®. As substantive uncertainty existed at the inception of the Collaboration Agreement as to whether the milestone would be achieved because of the uncertainty involved with obtaining regulatory approval, no amounts were previously recognized for this potential milestone payment. The milestone payment (1) relates solely to past performance of the Company, (2) is reasonable relative to the other deliverables and payment terms within the Collaboration Agreement, and (3) is commensurate with the Company’s efforts in collaboration with GSK to achieve the milestone events and the increase in value of ezogabine/retigabine. Accordingly, the milestone was considered substantive, and the milestone payment was recognized by the Company as alliance and royalty revenue upon achievement in the second quarter of 2012.
For information regarding asset impairment charges related to ezogabine/retigabine, see note 7 titled “FAIR VALUE MEASUREMENTS”.
Zovirax Authorized Generic Agreement and Co-Promotion Agreements
On April 4, 2013, the Company entered into an agreement with Actavis, Inc. (“Actavis”) to be the exclusive marketer and distributor of an authorized generic of the Company’s Zovirax® ointment product (the “Zovirax® ointment agreement”). In addition, on April 4, 2013, the Company granted Actavis the exclusive right to co-promote Zovirax® cream to obstetricians and gynecologists in the U.S., and Actavis granted the Company the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape product in the U.S. Under the terms of the exclusive Zovirax® ointment agreement, the Company is supplying Actavis with a generic version of the Company’s Zovirax® ointment product and Actavis is marketing and distributing the product in the U.S. and the Company receives a share of the economics. Under the terms of the agreement related to the co-promotion of Zovirax® cream, Actavis is utilizing its existing Specialty Brands sales and marketing structure to promote the product and receives a co-promotion fee from sales generated by prescriptions written by its targeted physician group. Under the terms of the Cordran® Tape co-promotion agreement, the Company is utilizing its existing dermatology sales and marketing structure to promote the product, and receives a co-promotion fee on sales.
Collaboration Agreements Assumed in Connection with the B&L Acquisition

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

In connection with the B&L Acquisition, the Company assumed several research and development licensing and collaboration agreements, including the arrangements described below. As part of the Company’s integration efforts, these agreements will be evaluated, which could result in future contract termination costs incurred by the Company.
Worldwide Licensing Agreement for Latanoprostene Bunod
In March 2010, B&L entered into a licensing agreement with NicOx, which granted B&L exclusive worldwide rights to develop and commercialize latanoprostene bunod, a nitric oxide donating compound for the treatment of glaucoma and ocular hypertension. In January 2013, B&L initiated a global phase 3 development program for latanoprostene bunod. Under the terms of the agreement, the Company may be required to make potential regulatory, commercialization and sales success-based milestones payments over time up to $162.5 million, in the aggregate. In addition, NicOx will receive royalties on sales of latanoprostene bunod and will have the option to co-promote latanoprostene bunod products in the U.S.
Development Collaboration and Exclusive Option Agreement with Mimetogen
In July 2013, B&L entered into a Development Collaboration and Exclusive Option Agreement (the “Agreement”) with Mimetogen Pharmaceuticals Inc. (“Mimetogen”), whereby Mimetogen granted B&L an exclusive option to obtain a worldwide license to the MIM-D3 compound for development and commercialization of products for the treatment and/or prevention of ocular conditions, disorders and/or diseases. Under the terms of the Agreement, depending on the results of clinical trials, the Company will have either the right or the obligation to exercise the option, which would trigger an initial license fee payment by the Company to Mimetogen of up to $95.0 million, plus additional potential milestones and royalty payments under the license agreement.

6.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
In connection with the B&L Acquisition, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

•	workforce reductions across the Company and other organizational changes;

•	closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

•	leveraging research and development spend; and

•	procurement savings.
The Company estimates that it will incur total costs that are approximately half of the estimated annual synergies of greater than $850 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2014. Since the acquisition date, total costs of $271.4 million (including (i) $164.5 million of restructuring expenses, (ii) $8.3 million of acquisition-related costs, and (iii) $98.6 million of integration expenses) have been incurred through September 30, 2013. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 2,500 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include charges of $48.5 million and $4.3 million recognized and paid in the third quarter of 2013 related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition, respectively.
The following table summarizes the major components of restructuring costs incurred in connection with B&L Acquisition-related initiatives through September 30, 2013:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2013	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	160,486	52,798	—	4,026	217,310
Cash payments	(27,174)	(52,798)	—	(1,571)	(81,543)
Non-cash adjustments	8,284	—	—	1,897	10,181
Balance, September 30, 2013	$141,596	$—	$—	$4,352	$145,948
___________________________________

(1)	Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition.
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
The Company estimates that it will incur total costs of less than $250 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2013. Since the acquisition date, total costs of $173.6 million (including (i) $108.7 million of restructuring expenses, (ii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. on sales of Sculptra®, and (iii) $32.7 million of integration expenses) have been incurred through September 30, 2013. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been or will be terminated as a result of the Medicis Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
The following table summarizes the major components of restructuring costs incurred in connection with Medicis Acquisition-related initiatives through September 30, 2013:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2012	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	85,253	77,329	—	370	162,952
Cash payments	(77,975)	(77,329)	—	(5)	(155,309)
Non-cash adjustments	4,073	—	—	(162)	3,911
Balance, December 31, 2012	11,351	—	—	203	11,554
Costs incurred and/or charged to expense	12,902	—	—	2,870	15,772
Cash payments	(21,573)	—	—	(2,758)	(24,331)
Non-cash adjustments	151	—	—	(177)	(26)
Balance, March 31, 2013	2,831	—	—	138	2,969
Costs incurred and/or charged to expense	5,174	—	—	111	5,285
Cash payments	(7,407)	—	—	(166)	(7,573)
Non-cash adjustments	513	—	—	—	513
Balance, June 30, 2013	1,111	—	—	83	1,194
Costs incurred and/or charged to expense	1,559	—	—	506	2,065
Cash payments	(1,860)	—	—	(589)	(2,449)
Non-cash adjustments	(389)	—	—	—	(389)
Balance, September 30, 2013	$421	$—	$—	$—	$421
____________________________________

(1)	Relates to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
In addition to restructuring costs associated with the Company’s B&L and Medicis Acquisition-related initiatives shown in the tables above, the Company incurred an additional $158.1 million of other restructuring, integration-related and other costs in the nine-month period ended September 30, 2013, including (i) $122.7 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $14.9 million of facility closure costs, (iii) $12.4 million of severance costs and (iv) $8.1 million of other costs, including non-personnel manufacturing integration costs. These costs primarily related to (i) B&L and Medicis integration costs, as well as integration and restructuring costs for other acquisitions, (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities, and (iii) systems integration initiatives. The Company made payments of $197.4 million during the nine-month period ended September 30, 2013 (in addition to the $81.5 million and $34.4 million of payments related to B&L and Medicis restructuring, respectively, shown in the tables above).
In the nine-month period ended September 30, 2012, the Company incurred $135.2 million of restructuring, integration-related and other costs, in the aggregate, including costs of $14.2 million related to the September 28, 2010 merger between the Company (then named Biovail Corporation (“Biovail”)) and Valeant, as well as $46.6 million of integration, consulting, duplicate labor, transition service, and other costs, and $44.8 million of other severance-related costs. The Company made payments of $134.2 million, in the aggregate, during the nine-month period ended September 30, 2012.

7.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of September 30, 2013				As of December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$135,314	$135,314	$—	$—	$306,604	$306,604	$—	$—
Available-for-sale equity securities	—	—	—	—	4,410	4,410	—	—
Available-for-sale debt securities:
Auction rate floating securities	—	—	—	—	7,167	—	—	7,167
Total financial assets	$135,314	$135,314	$—	$—	$318,181	$311,014	$—	$7,167
Cash equivalents	$135,314	$135,314	$—	$—	$306,604	$306,604	$—	$—
Marketable securities	—	—	—	—	11,577	4,410	—	7,167
Total financial assets	$135,314	$135,314	$—	$—	$318,181	$311,014	$—	$7,167
Liabilities:
Acquisition-related contingent consideration	$(381,037)	$—	$—	$(381,037)	$(455,082)	$—	$—	$(455,082)
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
There were no transfers between Level 1 and Level 2 during the nine-month period ended September 30, 2013.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine-month period ended September 30, 2013:

	Balance, January 1, 2013	Issuances(a)	Payments(b)	Net Unrealized Gain(c)	Foreign Exchange(d)	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2013
Acquisition-related contingent consideration	$(455,082)	$(67,355)	$104,288	$33,511	$3,601	$—	$—	$(381,037)
____________________________________

(a)	Relates primarily to the Eisai acquisition, and other smaller acquisitions, as described in note 3.

(b)
Relates primarily to payments of acquisition-related contingent consideration related to the OraPharma acquisition, the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”), and the Gerot Lannach acquisition.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

(c)
For the nine months ended September 30, 2013, a net gain of $33.5 million was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income. The acquisition-related contingent consideration net gain was primarily driven by a net gain related to the Elidel®/Xerese®/Zovirax® agreement. In April 2013, Mylan Inc. launched a generic Zovirax® ointment, which was earlier than we previously anticipated. Also, in April 2013, we entered into an agreement with Actavis to launch the authorized generic ointment for Zovirax®. Refer to note 5 titled “COLLABORATION AGREEMENTS” for further information regarding the agreement with Actavis. As a result of analysis in the third quarter of 2013 of performance trends since the generic entrant, the Company adjusted the projected revenue forecast, resulting in an acquisition-related contingent consideration net gain of $23.8 million in the first nine months of 2013.

Also contributing to the acquisition-related contingent consideration net gain was a net gain of $6.9 million which resulted from the termination, in the third quarter of 2013, of the A007 (Lacrisert®) development program acquired by Valeant as part of Aton Pharma, Inc. (“Aton”) acquisition in May 2010, which impacted the probability associated with potential milestone payments. The termination of this program also resulted in an IPR&D impairment charge in the third quarter of 2013, as described in note 10 titled “INTANGIBLE ASSETS AND GOODWILL”.
Refer to note 10 titled “INTANGIBLE ASSETS AND GOODWILL” for further information.

(d)	Included in other comprehensive income (loss).
During the nine-month period ended September 30, 2013, the Company sold its entire investment in auction rate floating securities assumed in connection with the Medicis Acquisition in December 2012 and realized a gain of $1.9 million.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of September 30, 2013, the Company’s assets measured at fair value on a non-recurring basis subsequent to initial recognition included:
(i) an intangible asset within the Company's Developed Markets segment, related to ezogabine/retigabine (immediate-release formulation) which is co-developed and marketed under a collaboration agreement with GSK. The Company recognized an impairment charge of $551.6 million in the three-month period ended September 30, 2013 in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income. In addition, the Company fully impaired an IPR&D asset, within the Company’s Developed Markets segment, relating to a modified-release formulation of ezogabine/retigabine, which resulted in a charge of $93.8 million. The $93.8 million write-off was recognized in the three-month period ended September 30, 2013 in In-process research and development impairments and other charges in the consolidated statements of (loss) income. These impairment charges were driven by analysis of expected future cash flows based on the communication received from the FDA in September 2013 regarding labeling changes and a required modification of the approved risk evaluation and mitigation strategy (REMS), which includes restrictions on distribution and additional patient monitoring. Further, as a result of this feedback received from the FDA, GSK decided that all sales force promotion for the product will be eliminated in the United States, and they will not launch the product in certain other planned territories. Per the terms of the collaboration agreement, GSK controls all sales force promotion for the product.  Such changes are expected to have a significant impact on future cash flows of ezogabine/retigabine. The adjusted carrying amount of the ezogabine/retigabine (immediate-release formulation) of $45.1 million as of September 30, 2013 was equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs. As a result of the events noted above, the Company believes that the value of the modified-release formulation of ezogabine/retigabine to a market participant would be zero.
(ii) assets held for sale within the Company’s Developed Markets segment, related to certain suncare and skincare brands, including inventory on hand, sold primarily in Australia. The Company recognized additional impairment charges of $5.4 million and $31.5 million in the three-month and nine-month periods ended September 30, 2013, respectively, for these brands in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income. The additional impairment charges were driven by assessment of offers received during the respective periods and analysis of updated market data. The adjusted carrying amount of $37.8 million, including inventory, is equal to the estimated fair values of these assets less costs to sell, which was determined using discounted cash flows and represents Level 3 inputs; and
(iii) an intangible asset within the Company’s Developed Markets segment, related to Cortaid®, a dermatological product sold in the U.S. The Company recognized an impairment charge of $5.7 million in the three-month period ended March 31, 2013 for this brand in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income. The impairment charge was driven by discontinuations of the product by certain retailers. The adjusted carrying amount as of March 31, 2013 of $1.0 million for this asset was equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs.
There were no other significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the nine-month period ended September 30, 2013.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

For further information regarding asset impairment charges, see note 10 titled “INTANGIBLE ASSETS AND GOODWILL”.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table summarizes the estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$135,314	$135,314	$306,604	$306,604
Marketable securities(1)	—	—	11,577	11,577
Long-term debt (as described in note 11)(2)	(17,404,714)	(18,281,947)	(11,015,625)	(11,691,338)
____________________________________

(1)	Marketable securities are classified within Prepaid expenses and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	Fair value measurement of long-term debt was estimated using the quoted market prices for the Company’s debt issuances.
The following table summarizes the Company’s marketable securities by major security type as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013				As of December 31, 2012
	Cost Basis	Fair Value	Gross Unrealized		Cost Basis	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Auction rate floating securities	$—	$—	$—	$—	$7,166	$7,167	$1	$—
Equity securities	—	—	—	—	4,031	4,410	379	—
	$—	$—	$—	$—	$11,197	$11,577	$380	$—
Gross gains and losses realized on the sale of marketable debt securities were not material in the three-month and nine-month periods ended September 30, 2013 and 2012.

9.	INVENTORIES
The components of inventories as of September 30, 2013 and December 31, 2012 were as follows:

	As of September 30, 2013	As of December 31, 2012
Raw materials	$237,956	$120,885
Work in process	110,205	60,384
Finished goods	824,269	406,018
	1,172,430	587,287
Less allowance for obsolescence	(96,342)	(56,031)
	$1,076,088	$531,256
In the nine-month period ended September 30, 2013, the increase in inventories was primarily driven by (i) the 2013 acquisitions of businesses, primarily from the $675.8 million of inventory acquired in the B&L Acquisition and (ii) investments in inventory to support growth of the business, partially offset by $219.2 million of acquisition related adjustments included in cost of goods sold, primarily related to B&L and Medicis inventories that were sold in the first nine months of 2013.
For further information regarding the 2013 acquisitions of businesses, see note 3 titled “BUSINESS COMBINATIONS”.

10.	INTANGIBLE ASSETS AND GOODWILL

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Intangible Assets
The major components of intangible assets as of September 30, 2013 and December 31, 2012 were as follows:

	As of September 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$10,199,918	$(2,470,281)	$7,729,637	$7,968,318	$(1,345,367)	$6,622,951
Corporate brands	363,482	(38,413)	325,069	284,287	(25,336)	258,951
Product rights	3,013,321	(811,998)	2,201,323	2,110,350	(525,186)	1,585,164
Partner relationships	190,489	(73,043)	117,446	187,012	(44,230)	142,782
Out-licensed technology and other	255,052	(76,114)	178,938	209,452	(57,507)	151,945
Total finite-lived intangible assets(1)	14,022,262	(3,469,849)	10,552,413	10,759,419	(1,997,626)	8,761,793
Indefinite-lived intangible assets:
Acquired IPR&D(2)	847,375	—	847,375	546,876	—	546,876
Corporate brand(3)	1,690,551	—	1,690,551	—	—	—
	$16,560,188	$(3,469,849)	$13,090,339	$11,306,295	$(1,997,626)	$9,308,669
____________________________________

(1)
In the third quarter of 2013, the Company recognized an impairment charge of $551.6 million related to ezogabine/retigabine (immediate-release formulation) which is co-developed and marketed under a collaboration agreement with GSK. For further information regarding this asset impairment charge, see note 7 titled “FAIR VALUE MEASUREMENTS”.

In addition, in the third quarter of 2013, the Company recognized a write-off of $10.0 million related to certain OTC skincare products in the U.S. (included in the Company’s Developed Markets segment) due to the discontinuation of the products.  The Company does not believe these programs have value to a market participant.
In the first quarter of 2013, the Company recognized a write-off of $22.2 million related to Opana®, a pain relief medication approved in Canada (included in the Company's Developed Markets segment), due to production issues arising in the first quarter of 2013. These production issues resulted in higher spending projections and delayed commercialization timelines which, in turn, triggered the Company’s decision to suspend its launch plans. The Company does not believe this program has value to a market participant.
These impairment charges were recognized in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income.

(2)
In the third quarter of 2013, the Company wrote off an IPR&D asset of $93.8 million relating to a modified-release formulation of ezogabine/retigabine. For further information regarding this write-off, see note 7 titled “FAIR VALUE MEASUREMENTS”.

In addition, in the third quarter of 2013, the Company wrote-off IPR&D assets of $27.3 million, in the aggregate, due to the write-off of IPR&D assets acquired by Valeant as part of Aton acquisition in May 2010, mainly related to the termination of the A007 (Lacrisert®) development program in the third quarter of 2013. The Company does not believe these programs have value to a market participant.
In the third quarter of 2012, the Company recorded charges of (i) $133.4 million related to the write-off of an acquired IPR&D asset related to the IDP-107 dermatology program, which was acquired in September 2010 as part of merger between the Company (then named Biovail Corporation (“Biovail”)) and Valeant, and (ii) $12.0 million related to a payment to terminate a research and development commitment with a third party. Through discussion with various internal and external Key Opinion Leaders, the Company completed its analysis of the Phase 2 study results for IDP-107 during the third quarter of 2012. This led to the Company’s decision in the third quarter of 2012 to terminate the program and fully impair the asset. As attempts to identify a partner for the program were not successful, the Company does not believe the program has value to a market participant.
The write-offs of the IPR&D assets were recorded in In-process research and development impairments and other charges in the consolidated statements of (loss) income.
For further information regarding asset impairment charges, see note 7 titled “FAIR VALUE MEASUREMENTS”.

(3)	Represents the B&L corporate trademark, which has an indefinite useful life and is not amortizable. See note 3 “BUSINESS COMBINATIONS” for further information.
The increase in intangible assets, net primarily reflects the acquisition of the B&L, Obagi, Eisai and Natur Produkt identifiable intangible assets (as described in note 3) partially offset by amortization, the negative impact of foreign currency exchange, and the intangible impairments described above.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Amortization and impairments of finite-lived intangible assets were recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$—	$—	$—	$2,557
Amortization and impairments of finite-lived intangible assets	910,248	218,187	1,540,021	629,400
	$910,248	$218,187	$1,540,021	$631,957
Amortization and impairments of finite-lived intangible assets in the nine-month period ended September 30, 2013 includes the $551.6 million impairment charge related to ezogabine/retigabine (described above), the $31.5 million of impairment charges related to suncare and skincare brands sold primarily in Australia (see note 7 titled “FAIR VALUE MEASUREMENTS” for additional information), the $22.2 million Opana® write-off (described above), $22.3 million of write-offs, in the aggregate, related to the discontinuation of certain products in the Brazilian, Canadian, and Polish markets, and the $10.0 million write-off related to certain OTC skincare products in the U.S. (described above).
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2013	2014	2015	2016	2017
Amortization expense(1)	$1,243,488	$1,365,817	$1,317,121	$1,230,973	$1,177,238
____________________________________

(1)	Amortization expense shown in the table above does not include impairments of finite-lived intangible assets.
Goodwill
The changes in the carrying amount of goodwill in the nine-month period ended September 30, 2013 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2013(a)	$3,992,988	$1,148,378	$5,141,366
Additions(b)	3,440,237	1,170,563	4,610,800
Adjustments(c)	20,168	(316)	19,852
Foreign exchange and other	2,193	(32,208)	(30,015)
Balance, September 30, 2013	$7,455,586	$2,286,417	$9,742,003
____________________________________

(a)
Effective in the first quarter of 2013, the Company has two reportable segments: Developed Markets and Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. For further details, see note 20 titled “SEGMENT INFORMATION”.

(b)	Primarily relates to the B&L, Obagi and Natur Produkt acquisitions (as described in note 3).

(c)	Primarily reflects the impact of measurement period adjustments related to the Medicis Acquisition (as described in note 3).
As described in note 3, the allocation of the goodwill balance associated with the B&L and Natur Produkt acquisitions is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

11.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of September 30, 2013 and December 31, 2012, respectively, is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Maturity Date	As of September 30, 2013	As of December 31, 2012
New Revolving Credit Facility(1)	April 2018	$—	$—
New Term Loan A Facility(1)	April 2016	1,666,535	2,083,462
Tranche A Term Loans(1)	April 2016	742,528	—
New Term Loan B Facility(1)(2)	February 2019	1,255,373	1,275,167
New Incremental Term Loan B Facility(1)(2)	December 2019	965,790	973,988
Tranche B Term Loans(1)	August 2020	3,087,242	—
Japanese Revolving Credit Facility(5)	July 2014	34,192	—
Senior Notes:
6.50%	July 2016	915,500	915,500
6.75%	October 2017	498,573	498,305
6.875%	December 2018	939,953	939,277
7.00%	October 2020	686,983	686,660
6.75%	August 2021	650,000	650,000
7.25%	July 2022	542,016	541,335
6.375%(3)	October 2020	2,220,346	1,724,520
6.375%(3)	October 2020	—	492,720
6.75%	August 2018	1,580,863	—
7.50%	July 2021	1,605,245	—
Convertible Notes:
1.375% Convertible Notes(4)	June 2017	209	228,576
2.50% Convertible Notes(4)	June 2032	—	5,133
1.50% Convertible Notes(4)	June 2033	—	84
Other(5)	Various	13,366	898
		17,404,714	11,015,625
Less current portion		(360,964)	(480,182)
Total long-term debt		$17,043,750	$10,535,443
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”).

(2)
On February 21, 2013, the Company and certain of its subsidiaries, as guarantors, entered into an amendment to the Credit Agreement to effectuate a repricing of its existing senior secured term loan B facility (the “Term Loan B Facility”) and its existing incremental term B loans (the “Incremental Term Loan B Facility”) by the issuance of $1.3 billion and $1.0 billion in new incremental term loans (the “Repriced Term Loan B Facility” and the “Repriced Incremental Term Loan B Facility”, respectively, and together, the “Repriced Term Loan B Facilities”). On September 17, 2013, the Company and certain of its subsidiaries, as guarantors, entered into an amendment to the Credit Agreement to effectuate a repricing of the Repriced Term Loan B Facilities by issuance of $1,287.0 million and $990.0 million in new incremental term loans (the “New Term Loan B Facility” and the “New Incremental Term Loan B Facility”, respectively, and together, the “New Term Loan B Facilities”).

(3)
On March 29, 2013, the Company announced that its wholly-owned subsidiary, Valeant, commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “Existing Notes”) into the previously outstanding $1.75 billion 6.375% senior notes due 2020. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Existing Notes with the anticipated result being that some or all of such notes would be part of a single series of 6.375% senior notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of the Company’s debt outstanding, expired on April 26, 2013. $497.7 million of aggregate principal amount of the Existing Notes was exchanged as of such date. In the third quarter of 2013, the Company executed a private exchange of the remaining $2.3 million of aggregate principal amount of the Existing Notes into the previously outstanding $1.75 billion 6.375% senior notes due 2020.

(4)	Represents obligations assumed from Medicis.

(5)	Relates primarily to the obligations assumed from B&L (discussed below).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The total fair value of the Company’s long-term debt, including current portion, with carrying values of $17.4 billion and $11.0 billion at September 30, 2013 and December 31, 2012, was $18.3 billion and $11.7 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the Company’s debt issuances.
Senior Secured Credit Facilities
On January 24, 2013, the Company and certain of its subsidiaries as guarantors entered into Amendment No. 3 to the Credit Agreement to reprice its senior secured term loan A facility (the “Term Loan A Facility”, as so amended, the “New Term Loan A Facility”) and its revolving credit facility (the “Revolving Credit Facility”, as so amended, the “Amended Revolving Credit Facility”). As amended, the applicable margins for the New Term Loan A Facility and the Amended Revolving Credit Facility each were reduced by 0.75%. Interest rates for the Amended Revolving Credit Facility and the New Term Loan A Facility are subject to increase or decrease quarterly based on leverage ratios. As of September 30, 2013, the effective rate of interest on the Company’s borrowings under the New Term Loan A Facility was 2.43% per annum. During the third quarter of 2013, the Company made two voluntary prepayments of the scheduled December 2013 and March 2014 amortization payments applicable to the New Term Loan A Facility, resulting in a principal reduction of $159.4 million.
On February 21, 2013, the Company and certain of its subsidiaries as guarantors entered into Amendment No. 4 to the Credit Agreement to effectuate a repricing of the Term Loan B Facility and the Incremental Term Loan B Facility (the “Term Loan B Repricing Transaction”) by the issuance of the Repriced Term Loan B Facilities. Term loans under the Term Loan B Facility and the Incremental Term Loan B Facility were either exchanged for, or repaid with the proceeds of the Repriced Term Loan B Facilities. The applicable margins for borrowings under the Repriced Term Loan B Facilities are 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor and a 1.75% base rate floor. The term loans under the Repriced Term Loan B Facility and the Repriced Incremental Term Loan B Facility mature on February 13, 2019 and December 11, 2019, respectively, began amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the previous Term Loan B Facility and the Incremental Term Loan B Facility, respectively. In connection with the refinancing of the Term Loan B Facility and the Incremental Term Loan B Facility pursuant to the Term Loan B Repricing Transaction, the Company paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the Term Loan B Facility and Incremental Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan B Facilities in connection with certain refinancings on or prior to August 21, 2013 require a prepayment premium of 1.0% of such loans prepaid. In connection with the Term Loan B Repricing Transaction, the Company recognized a loss on extinguishment of debt of $21.4 million in the three-month period ended March 31, 2013.
On June 6, 2013, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 5 to the Credit Agreement to implement certain revisions in connection with the B&L Acquisition. The amendment provided for certain revisions in connection with, among other things, the formation of VPII Escrow Corp., the offering of the senior unsecured notes by VPII Escrow Corp., the equity offering, the waiver of certain closing conditions and/or requirements in connection with the incurrence of incremental term loans and/or establishment of incremental revolving commitments related to the B&L Acquisition and the consummation of the B&L Acquisition.
On June 26, 2013, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 6 to the Credit Agreement to, among other things, allow for the increase in commitments under the Amended Revolving Credit Facility and the extension of the maturity of the Amended Revolving Credit Facility to April 2018, and to amend certain other provisions of the Credit Agreement. On July 15, 2013, the increase in commitments and maturity extension under the Amended Revolving Credit Facility was completed, with commitments increased by $550.0 million to $1.0 billion (the “New Revolving Credit Facility”). As of September 30, 2013, the effective rate of interest on the Company’s borrowings under the New Revolving Credit Facility was 2.42% per annum.
On June 27, 2013, the Company priced the incremental term loan facilities in the aggregate principal amount of $4,050.0 million (the “Incremental Term Loan Facilities”) under its existing Senior Secured Credit Facilities. The Incremental Term Loan Facilities consist of (1) $850.0 million of tranche A term loans, maturing on April 20, 2016 (the “Tranche A Term Loans”), bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus 1.25% or (ii) LIBO rate plus 2.25% and having terms that are consistent with the Company’s existing New Term Loan A Facility, and (2) $3,200.0 million of tranche B term loans maturing on August 5, 2020 (the “Tranche B Term Loans”), bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus 2.75%, subject to a 1.75% base rate floor or (ii) LIBO rate plus 3.75%, subject to a 0.75% LIBO rate floor and having terms that are consistent with the Company’s New Term Loan B Facility. The Incremental Term Loan Facilities closed on August 5, 2013, concurrent with the closing of the B&L Acquisition.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Pursuant to the Credit Agreement, in connection with the funding of the Incremental Term Loan Facilities, the interest margins under the Repriced Term Loan B Facility and the Repriced Incremental Term Loan B Facility increased by 0.875% per annum. As of September 30, 2013, the effective rate of interest on the Company’s borrowings under the Tranche A Term Loans and the Tranche B Term Loans was 2.47% and 4.5% per annum, respectively. During the third quarter of 2013, the Company made two voluntary prepayments of the scheduled December 2013 and March 2014 amortization payments applicable to the Tranche A Term Loans and the Tranche B Term Loans, resulting in a principal reduction of $63.8 million and $16.0 million, respectively.
On September 17, 2013, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 7 to the Credit Agreement to effectuate a repricing of the Repriced Term Loan B Facilities by issuance of the New Term Loan B Facilities. Term loans under the Repriced Term Loan B Facility and the Repriced Incremental Term Loan B Facility were either exchanged for, or repaid with the proceeds of the New Term Loan B Facilities.  The applicable margins for borrowings under the New Term Loan B Facilities are 2.0% with respect to base rate borrowings and 3.0% with respect to LIBO rate borrowings, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor. The incremental term loans under the New Term Loan B Facility and the New Incremental Term Loan B Facility have terms consistent with the previous Repriced Term Loan B Facility and the Repriced Incremental Term Loan B Facility. As of September 30, 2013, the effective rate of interest on the Company’s borrowings under both the New Term Loan B Facility and the New Incremental Term Loan B Facility was 3.83% per annum. During the third quarter of 2013, the Company made two voluntary prepayments of the scheduled December 2013 and March 2014 amortization payments applicable to the New Term Loan B Facility and the New Incremental Term Loan B Facility, resulting in a principal reduction of $6.5 million and $5.0 million, respectively.
2018 Senior Notes and 2021 Senior Notes
On July 12, 2013, VPII Escrow Corp. (the “Issuer”), a newly formed wholly-owned subsidiary of the Company, issued $1,600.0 million aggregate principal amount of the 6.75% senior notes due 2018 (the “2018 Senior Notes”) and $1,625.0 million aggregate principal amount of the 7.50% senior notes due 2021 (the “2021 Senior Notes” and together with the 2018 Senior Notes, the “Notes”) in a private placement. The 2018 Senior Notes mature on August 15, 2018 and bear interest at the rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2021 Senior Notes mature on July 15, 2021 and bear interest at the rate of 7.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2014. In connection with the issuances of the 2018 Senior Notes and the 2021 Senior Notes, the Company incurred approximately $20.0 million and $20.3 million in underwriting fees, respectively, which are recognized as debt issue discount and which resulted in net proceeds of $1,580.0 million and $1,604.7 million, respectively. At the time of the closing of the B&L Acquisition, (1) the Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to the Company, (2) the Company assumed all of the Issuer’s obligations under the Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the B&L Acquisition.
The Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor of the Company’s existing Senior Secured Credit Facilities.
The indenture governing the terms of the Notes provides that the 2018 Senior Notes and the 2021 Senior Notes, are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2015 and July 15, 2016, respectively, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, the Company may redeem some or all of the 2018 Senior Notes prior to August 15, 2015 and some or all of the 2021 Senior Notes prior to July 15, 2016, in each case at a price equal to 100% of the principal amount thereof, plus a make-whole premium. Prior to August 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 2018 Senior Notes and prior to July 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Senior Notes, in each case using the proceeds of certain equity offerings at the respective redemption price equal to 106.75% and 107.50% of the principal amount of the 2018 Senior Notes and 2021 Senior Notes, respectively, plus accrued and unpaid interest to the applicable date of redemption.
If the Company experiences a change in control, the Company may be required to repurchase the Notes, as applicable, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest to, but excluding the applicable purchase date of the Notes.
The Notes indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee additional indebtedness, make certain investments and other restricted payments, create liens, enter into transactions with affiliates, engage in mergers, consolidations or amalgamations and transfer and sell assets.
Japanese Revolving Credit Facility and Debentures

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

In connection with the B&L Acquisition, the Company assumed B&L’s outstanding long-term debt, including current portion, of approximately $4,209.9 million at the B&L Acquisition date. As described in note 3, subsequent to the acquisition date, the Company settled the majority of the assumed long-term debt. As of September 30, 2013, B&L’s outstanding long-term debt, including current portion, is comprised of the following: (i) Japanese yen-denominated variable-rate backed secured revolving credit facility (the “Japanese Revolving Credit Facility”) and (ii) debentures.
Japanese Revolving Credit Facility
The Japanese Revolving Credit Facility is available in amounts of up to ¥3.36 billion ($34.2 million at September 30, 2013), expiring on July 8, 2014 and bears an interest rate of the Tokyo Interbank Offered Rate plus 0.75% per annum. The Japanese Revolving Credit Facility had an initial term of one year and is renewable annually. Borrowings under the Japanese Revolving Credit Facility are secured by an interest in certain eligible accounts receivable and inventory of subsidiary as defined in the agreement. The terms of the Japanese Revolving Credit Facility contain covenants including requiring the Japanese subsidiary to maintain certain levels of net worth and a maximum inventory turnover ratio.
Debentures
The debentures outstanding as of September 30, 2013 that were assumed by the Company in connection with the B&L Acquisition consist of two tranches: (i) 7.125% senior notes, due August 1, 2028, with outstanding principal amount of $11.7 million and (ii) 6.56% senior notes, due August 12, 2026, with outstanding principal amount of less than $0.1 million.
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
On February 11, 2013, all of the outstanding 2.50% Convertible Notes and 1.50% Convertible Notes were converted by holders and settled 100% in cash in the aggregate amount of $5.1 million and $0.1 million, respectively. In addition, during the nine-month period ended September 30, 2013, $228.4 million principal amount of the 1.375% Convertible Notes were converted by holders and settled 100% in cash.
Commitment Letter
In connection with the B&L Acquisition, the Company and its subsidiary, Valeant, entered into a commitment letter dated as of May 24, 2013 (as amended and restated as of June 4, 2013, the “Commitment Letter”), with Goldman Sachs Lending Partners LLC, Goldman Sachs Bank USA and other financial institutions to provide up to $9.275 billion of unsecured bridge loans. In connection with the effectiveness of Amendment No. 5, $4.3 billion of the commitments under the Commitment Letter were reallocated from unsecured bridge loans to a commitment in respect of incremental term loans under the Company’s Senior Secured Credit Facilities and were not subject to a commitment fee. Subsequently, the Company obtained $9.575 billion in financing through a syndication of the Incremental Term Loan Facilities under the Company’s existing Senior Secured Credit Facilities of $4.05 billion, the issuance of the 2018 Senior Notes in an aggregate principal amount of $1.6 billion, the issuance of the 2021 Senior Notes in an aggregate principal amount of $1.625 billion, and the issuance of new equity of approximately $2.3 billion (see note 15 titled “SHAREHOLDERS’ EQUITY” for additional information). The proceeds from the issuance of the Incremental Term Loan Facilities, the 2018 Senior Notes, the 2021 Senior Notes and the equity were utilized to fund (i) the transactions contemplated by the Merger Agreement, (ii) B&L’s obligation to repay all outstanding loans under certain of its existing credit facilities, (iii) B&L’s tender offer for or discharge or irrevocable call for redemption and deposit of cash to effect such discharge or redemption of B&L’s 9.875% Senior Notes due 2015 and (iv) certain transaction expenses. In connection with the Commitment Letter, the Company incurred approximately $37.3 million in fees, which were recognized as deferred financing costs. In the second quarter of 2013, the Company expensed $24.2 million of deferred financing costs associated with the Commitment Letter to Interest expense in the consolidated statements of (loss) income. The remaining $13.1 million of deferred financing costs was expensed to Interest expense in the third quarter of 2013 upon closing of the 2018 Senior Notes and 2021 Senior Notes on July 12, 2013.

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
Repurchase of 5.375% Convertible Notes
In the nine-month period ended September 30, 2012, under the 2011 Securities Repurchase Program, the Company repurchased $1.1 million principal amount of the 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”) for a purchase price of $4.0 million. The carrying amount of the 5.375% Convertible Notes purchased was $1.0 million (net of related unamortized deferred financing costs) and the estimated fair value of the 5.375% Convertible Notes exclusive of the conversion feature was $1.1 million. The difference of $0.1 million between the net carrying amount and the estimated fair value was recognized as a loss on extinguishment of debt. The difference of $2.9 million between the estimated fair value of $1.1 million and the purchase price of $4.0 million resulted in charges to additional paid-in capital and accumulated deficit of $0.2 million and $2.7 million, respectively. The portion of the purchase price attributable to accreted interest on the debt discount amounted to $0.1 million, and is included as an operating activity in the consolidated statements of cash flows. The remaining portion of the payment of $3.9 million is presented in the consolidated statement of cash flows as an outflow from financing activities.
Share Repurchases
In the nine-month period ended September 30, 2013, under the 2012 Securities Repurchase Program, the Company repurchased 507,957 of its common shares for an aggregate purchase price of $35.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $25.8 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
In the nine-month period ended September 30, 2012, under the 2011 Securities Repurchase Program, the Company repurchased 5,257,454 of its common shares for an aggregate purchase price of $280.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $178.4 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
Total Repurchases under the 2012 Securities Repurchase Program
As of September 30, 2013, the Company had repurchased approximately $35.7 million, in the aggregate, of its common shares under the 2012 Securities Repurchase Program.
Additional Repurchases outside the 2012 Securities Repurchase Program
In addition to the repurchases made under the 2012 Securities Repurchase Program, during the second quarter of 2013, the Company repurchased an additional 217,294 of its common shares on behalf of certain members of the Company’s Board of Directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. These common shares were subsequently transferred to such directors. These common shares were repurchased for an aggregate purchase price of $19.9 million. The excess of the purchase price over the carrying value of the common shares repurchased of $15.6 million was charged to the accumulated deficit. As the common shares were repurchased on behalf of certain of the Company’s directors, these repurchases were not made under the 2012 Securities Repurchase Program.

13.	SHARE-BASED COMPENSATION

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$4,579	$4,901	$12,731	$16,977
RSUs	11,421	13,646	19,745	35,878
Share-based compensation expense	$16,000	$18,547	$32,476	$52,855

Research and development expenses	$—	$167	$—	$607
Selling, general and administrative expenses	16,000	18,380	32,476	52,248
Share-based compensation expense	$16,000	$18,547	$32,476	$52,855
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
The decrease in share-based compensation expense for the nine-month period ended September 30, 2013 was also driven by the impact of forfeitures and the accelerated vesting that was triggered in the prior year related to certain performance-based RSU awards.
In the nine-month periods ended September 30, 2013 and 2012, the Company granted approximately 912,000 stock options with a weighted-average exercise price of $84.51 per option and approximately 435,000 stock options with a weighted-average exercise price of $53.41 per option, respectively. The weighted-average fair values of all stock options granted to employees in the nine-month periods ended September 30, 2013 and 2012 were $26.10 and $19.10, respectively.
In the nine-month periods ended September 30, 2013 and 2012, the Company granted approximately 95,000 time-based RSUs with a weighted-average grant date fair value of $73.90 per RSU and approximately 220,000 time-based RSUs with a weighted-average grant date fair value of $50.44 per RSU, respectively.
In the nine-month period ended September 30, 2013 and 2012, the Company granted approximately 338,000 performance-based RSUs with a weighted-average grant date fair value of $125.04 per RSU and approximately 201,000 performance-based RSUs with a weighted-average grant date fair value of $70.52 per RSU, respectively.
As of September 30, 2013, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $106.4 million, in the aggregate, which will be amortized over a weighted-average period of 2.51 years.

14.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
In connection with the B&L Acquisition completed on August 5, 2013, the Company assumed all of B&L’s defined benefit obligations and related plan assets. This includes defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy B&L U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance. The most significant non-U.S. plans are two defined benefit plans in Ireland, which comprise approximately 80% of the benefit obligations of the non-U.S. defined benefit pension plans as of the B&L Acquisition date. Both Ireland plans were closed to future service benefit accruals in 2011. All of the pension benefits that were earned prior to the closure of the plans were preserved; however, the only additional benefits that accrue are annual salary and inflation increases. The postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

The Company recognizes on its balance sheet an asset or liability equal to the over-or under-funded benefit obligation of each defined benefit pension plan and other postretirement benefit plan. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost are recognized, net of tax, as a component of other comprehensive income. As of September 30, 2013 and December 31, 2012, the Company recognized the under-funded financial position of these plans in accrued liabilities and other current liabilities of $0.3 million and $0.4 million and other long-term liabilities of $231.0 million and $5.3 million, respectively. The increase in other long-term liabilities was driven by the plans assumed as part of the B&L Acquisition, as described above. The balances at December 31, 2012 relate to legacy Valeant defined benefit pension plans which cover certain employees in Mexico.
Net Periodic Benefit Cost
The following table provides the components of net periodic benefit cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month and nine-month periods ended September 30, 2013:

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
	Three Months Ended September 30, 2013
Service cost	$53	$731	$350
Interest cost	1,799	1,406	642
Expected return on plan assets	(2,357)	(1,202)	(126)
Net periodic benefit cost	$(505)	$935	$866

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
	Nine Months Ended September 30, 2013
Service cost	$53	$1,211	$350
Interest cost	1,799	1,612	642
Expected return on plan assets	(2,357)	(1,244)	(126)
Amortization of net loss	—	1	—
Net periodic benefit cost	$(505)	$1,580	$866
For the three-month and nine-month periods ended September 30, 2012, the net periodic cost, which relates to the legacy Valeant defined benefit pension plans in Mexico, was not material to the Company’s results of operations. The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. The Company expects to contribute $2.0 million and $3.3 million to the U.S and Non-U.S. pension benefit plans, respectively, during the fourth quarter of 2013.
The Company plans to use postretirement benefit plan assets to fund postretirement benefit plan benefit payments in 2013.
Estimated Future Benefit Payments
Future benefit payments for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2013 (1)	$4,168	$1,198	$2,032
2014	12,638	3,714	8,051
2015	19,443	4,328	7,922
2016	19,150	3,604	7,772
2017	19,285	4,403	7,491
Thereafter	90,377	30,849	33,212

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

____________________________________

(1)	Covers the fourth quarter of 2013.
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for all assumed B&L defined benefit obligations and related plan assets at the B&L Acquisition date were as follows:

	Pension Benefit Plans	Postretirement Benefit Plan(1)

For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	4.50%	4.50%
Expected rate of return on plan assets	7.50%	5.50%
Rate of compensation increase	—	—
Non-U.S. Plans:
Discount rate	3.48%
Expected rate of return on plan assets	5.57%
Rate of compensation increase	2.80%
For Determining Benefit Obligation
U.S. Plans:
Discount rate	4.50%	4.50%
Rate of compensation increase	—	—
Non-U.S. Plans:
Discount rate	3.48%
Rate of compensation increase	2.80%
____________________________________

(1)	The Company does not have non-U.S. postretirement benefit plans.
The benefit obligations for all assumed B&L defined benefit obligations at the B&L Acquisition date amounted to $555.7 million, in the aggregate, which includes $244.2 million, $224.0 million and $87.5 million related to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan was 7.50% and for the postretirement benefit plan was 5.50%. The expected return for the postretirement plan is based on the expected return for the U.S. pension plan reduced by 2.0% to reflect an estimate of additional administrative expenses. The expected return on plan assets for the Company’s Ireland pension plans was 6.0%.
The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.
Plan Assets
Pension and postretirement benefit plan assets assumed in connection with the B&L Acquisition are invested in several asset categories. The following presents target asset allocations for 2013:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Pension Benefit Plans	Postretirement Benefit Plan

U.S. Plan	2013 Target Allocation
Equity securities	60.00%	70.00%
Fixed income securities	40.00%	30.00%
Non-U.S. Plans
Equity securities	46.33%
Fixed income securities	41.78%
Other	11.89%
The Company’s pension plan assets are managed by outside investment managers using a total return investment approach, whereby a mix of equity and debt securities investments are used to maximize the long-term rate of return on plan assets. A significant portion of the assets of the U.S. and Ireland pension plans have been invested in equity securities, as equity portfolios have historically provided higher returns than debt and other asset classes over extended time horizons. Correspondingly, equity investments also entail greater risks than other investments. Equity risks are balanced by investing a significant portion of plan assets in broadly diversified fixed income securities.
Fair Value of Plan Assets
The Company measured the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an olderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in note 7 titled “FAIR VALUE MEASUREMENTS”.
The table below presents total plan assets assumed in connection with the B&L Acquisition by investment category as of the B&L Acquisition date and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	Pension Benefit Plans - U.S. Plans
	As of August 5, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash & cash equivalents	$1,117	$—	$—	$1,117
Commingled funds:
Equity securities:
U.S. broad market	—	72,387	—	72,387
Emerging markets	—	15,502	—	15,502
Non-U.S. developed markets	—	26,762	—	26,762
Fixed income securities:
Investment grade	—	55,186	—	55,186
Global high yield	—	19,992	—	19,992
	$1,117	$189,829	$—	$190,946

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Pension Benefit Plans - Non-U.S. Plans
	As of August 5, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash & cash equivalents	$4,975	$—	$—	$4,975
Commingled funds:
Equity securities:
Worldwide developed markets	—	64,204	—	64,204
Fixed income securities:
Investment grade	—	5,216	—	5,216
Government bond funds	—	47,122	—	47,122
Other assets	—	4,125	—	4,125
	$4,975	$120,667	$—	$125,642

	Postretirement Benefit Plan
	As of August 5, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$3,578	$—	$—	$3,578
Insurance policies(1)	—	12,517	—	12,517
	$3,578	$12,517	$—	$16,095
____________________________________

(1)
The insurance policies held by the postretirement benefit plan consist of variable life insurance contracts whose fair value is their cash surrender value. Cash surrender value is the amount currently payable by the insurance company upon surrender of the policy. The cash surrender value is based principally on the net asset values of the underlying trust funds, adjusted by annuity factors incorporating mortality, plan expenses and income reinvestment. The trust funds are commingled funds that are not publicly traded. The underlying assets in these funds are primarily publicly traded on exchanges and have readily available price quotes.

Health Care Cost Trend Rate
The health care cost trend rate assumptions for the postretirement benefit plan assumed in connection with the B&L Acquisition are as follows:

As of August 5, 2013
Health care cost trend rate assumed in 2013	7.84%
Rate to which the cost trend rate is assumed to decline	4.50%
Year that the rate reaches the ultimate trend rate	2029
A one percentage point change in health care cost trend rate would have had the following effects:

	One Percentage Point
	Increase	Decrease
Effect on benefit obligations	$918	$846

15.	SHAREHOLDERS’ EQUITY

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares (000s)	Amount
Balance, January 1, 2012	306,371	$5,963,621	$276,117	$(2,030,292)	$(279,616)	$3,929,830	$—	$3,929,830
Settlement of 5.375% Convertible Notes	—	—	(175)	(43,593)	—	(43,768)	—	(43,768)
Repurchase of equity component of 5.375% Convertible Notes	—	—	(180)	(2,682)	—	(2,862)	—	(2,862)
Common shares issued under share-based compensation plans	1,785	55,390	(43,166)	—	—	12,224	—	12,224
Repurchase of common shares	(5,257)	(102,340)	—	(178,384)	—	(280,724)	—	(280,724)
Share-based compensation	—	—	52,855	—	—	52,855	—	52,855
Employee withholding taxes related to share-based awards	—	—	(21,110)	—	—	(21,110)	—	(21,110)
Tax benefits from stock options exercised	—	—	5,842	—	—	5,842	—	5,842
	302,899	5,916,671	270,183	(2,254,951)	(279,616)	3,652,287	—	3,652,287
Comprehensive income:
Net loss	—	—	—	(26,883)	—	(26,883)	—	(26,883)
Other comprehensive income	—	—	—	—	106,300	106,300	—	106,300
Total comprehensive income						79,417	—	79,417
Balance, September 30, 2012	302,899	$5,916,671	$270,183	$(2,281,834)	$(173,316)	$3,731,704	$—	$3,731,704

Balance, January 1, 2013	303,861	$5,940,652	$267,118	$(2,370,976)	$(119,396)	$3,717,398	$—	$3,717,398
Issuance of common stock(1)	27,059	2,269,320	—	—	—	2,269,320	—	2,269,320
Common shares issued under share-based compensation plans(2)	2,563	64,256	(60,650)	—	—	3,606	—	3,606
Repurchase of common shares(2)	(725)	(14,218)	—	(41,411)	—	(55,629)	—	(55,629)
Share-based compensation	—	—	32,476	—	—	32,476	—	32,476
Employee withholding taxes related to share-based awards	—	—	(35,918)	—	—	(35,918)	—	(35,918)
Tax benefits from stock options exercised	—	—	48,628	—	—	48,628	—	48,628
Noncontrolling interest from business combinations	—	—	—	—	—	—	113,496	113,496
Noncontrolling interest distributions	—	—	—	—	—	—	(2,101)	(2,101)
	332,758	8,260,010	251,654	(2,412,387)	(119,396)	5,979,881	111,395	6,091,276
Comprehensive loss:
Net loss	—	—	—	(989,907)	—	(989,907)	1,268	(988,639)
Other comprehensive loss	—	—	—	—	(40,861)	(40,861)	(586)	(41,447)
Total comprehensive loss						(1,030,768)	682	(1,030,086)
Balance, September 30, 2013	332,758	$8,260,010	$251,654	$(3,402,294)	$(160,257)	$4,949,113	$112,077	$5,061,190
____________________________________

(1)
On June 24, 2013, the Company completed, pursuant to an Underwriting Agreement with Goldman Sachs & Co. and Goldman Sachs Canada, Inc., a public offering for the sale of 27,058,824 of its common shares, no par value, at a price of $85.00 per share, or aggregate gross proceeds of approximately $2.3 billion. In connection with the issuance of these new common shares, the Company incurred approximately $30.7 million of issuance costs, which has been reflected as reduction to the gross proceeds from the equity issuance.

(2)
During the second quarter of 2013, 225,000 common shares were repurchased by the Company pursuant to a purchase agreement with Goldman, Sachs & Co. Under this purchase program, the repurchases were made by Goldman, Sachs & Co. in compliance with Rule 10b5-1(c)(1)(i) of the Securities Exchange Act of 1934. 217,294 of these common shares were repurchased on behalf of certain members of the Company’s Board of Directors, and were subsequently transferred to such directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. The remaining 7,706 common shares were repurchased on behalf of the Company pursuant to the 2012 Securities Repurchase Program (and therefore these shares are included in the 507,957 of total common shares repurchased under the 2012 Securities Repurchase Program as of September 30, 2013) and were subsequently cancelled (see note 12 titled “SECURITIES REPURCHASE PROGRAM” for further information).

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, 2013, were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Auction Rate Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Equity Securities	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2013	$(121,696)	$1	$379	$2,206	$(286)	$(119,396)
Foreign currency translation adjustment	(40,477)	—	—	—	—	(40,477)
Reclassification to net (loss) income(1)	—	(1)	(3,963)	—	—	(3,964)
Net unrealized holding gain on available-for-sale equity securities	—	—	3,584	—	—	3,584
Pension adjustment(2)	—	—	—	—	(4)	(4)
Balance, September 30, 2013	$(162,173)	$—	$—	$2,206	$(290)	$(160,257)
____________________________________

(1)	Included in gain on investments, net.

(2)	Reflects changes in defined benefit obligations and related plan assets of defined benefit pension plans.
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

17.	INCOME TAXES
In the three-month period ended September 30, 2013, the Company recognized an income tax benefit of $169.2 million, which comprised of $171.0 million related to the expected tax benefit in tax jurisdictions outside of Canada in addition to an income tax expense of $1.8 million related to Canadian income taxes. In the nine-month period ended September 30, 2013, the Company recognized an income tax benefit of $247.7 million, which comprised of $252.5 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax expense of $4.8 million related to Canadian income taxes. In the three-month and nine-month periods ended September 30, 2013, the Company’s effective tax rate was primarily impacted by (i) tax provision generated from the Company’s annualized effective tax rate applied against the overall loss of the Company, (ii) the impairment of intangibles in the U.S. and Australia, (iii) recognition of U.S. research and development credits associated with a change in tax law, (iv) true-ups recorded for recently filed returns in the U.S. and Canada and (v) the establishment of a valuation allowance on our previously recorded “reported” foreign tax credits in the U.S. due to the expectation that they will expire before usage.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $353.5 million as of September 30, 2013 and $124.5 million as of December 31, 2012. The majority of the increase is due to acquired valuation allowances which were established on B&L before acquisition ($164.0 million) and an increase for the establishment of a valuation allowance on our previously recorded “reported” foreign tax credits in the U.S. ($65.0 million). The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the B&L business. The Company has determined as of September 30, 2013 that a valuation allowance against its U.S. foreign tax credits is warranted as it has determined it is more likely than not the Company will not realize these deferred tax assets in the future.
As of September 30, 2013, the Company had $185.5 million of unrecognized tax benefits, which included $42.5 million relating to interest and penalties. Of the total unrecognized tax benefits, $145.0 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that up to $14.3 million of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2013, the Company had accrued $2.0 million for interest and $0.3 million for penalties.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

Valeant and its subsidiaries have closed the IRS audits through the 2009 tax year. Valeant is currently under examination for various state tax audits for years 2002 to 2010. Valeant Pharmaceuticals International, Inc. (f.k.a. Biovail Corporation) is under examination by the CRA for its 2005 to 2008 tax years. In 2013 the Company received updated reassessments for the 2005, 2006, 2007, and 2008 tax years which mainly relate to CRA’s denial of deductions for legal and consulting fees. B&L (U.S.) has effectively closed IRS audits through the 2010 tax year. B&L is currently open to audit for various state tax audits for years 1999 to 2012.

18.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month and nine-month periods ended September 30, 2013 and 2012 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(973,243)	$7,645	$(989,907)	$(26,883)

Basic weighted-average number of common shares outstanding (000s)	333,643	304,075	316,462	305,550
Diluted effect of stock options and RSUs (000s)(a)	—	7,361	—	—
Diluted effect of convertible debt (000s)(a)	—	307	—	—
Diluted weighted-average number of common shares outstanding (000s)	333,643	311,743	316,462	305,550

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(2.92)	$0.03	$(3.13)	$(0.09)
Diluted	$(2.92)	$0.02	$(3.13)	$(0.09)
____________________________________

(a)
In the three-month and nine-month periods ended September 30, 2013 and the nine-month period ended September 30, 2012, all potential common shares issuable for stock options, RSUs and convertible debt were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options, RSUs and convertible debt on the weighted-average number of common shares outstanding would have been as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2013	2012
Basic weighted-average number of common shares outstanding (000s)	333,643	316,462	305,550
Dilutive effect of stock options and RSUs (000s)	6,580	6,487	7,341
Dilutive effect of Convertible Notes (000s)	—	—	693
Diluted weighted-average number of common shares outstanding (000s)	340,223	322,949	313,584
In the three-month and nine-month periods ended September 30, 2013, stock options to purchase approximately 401,000 and 415,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company’s common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive, compared with approximately 900,000 and 855,000 stock options in the corresponding periods of 2012.

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
Obagi Shareholder Class Actions
Prior to the acquisition of all of the outstanding common stock of Obagi, the following complaints were filed: (i) a complaint in the Court of Chancery of the State of Delaware, dated March 22, 2013, and amended on April 1, 2013 and on April 8, 2013, captioned Michael Rubin v. Obagi Medical Products, Inc., et al.; (ii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 22, 2013, and amended on March 27, 2013, captioned Gary Haas v. Obagi Medical Products, Inc., et al.; and (iii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 27, 2013, captioned Drew Leonard v. Obagi Medical Products, Inc., et al. Each complaint is a purported shareholder class action and names as defendants Obagi and the members of the Obagi Board of Directors. The two complaints filed in California also name Valeant and Odysseus Acquisition Corp. (the wholly-owned subsidiary of Valeant formed in connection

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

with the Obagi acquisition) as defendants. The plaintiffs’ allegations in each action are substantially similar. The plaintiffs allege that the members of the Obagi Board of Directors breached their fiduciary duties to Obagi’s stockholders in connection with the sale of the company, and the California complaints further allege that Obagi, Valeant and Odysseus Acquisition Corp. aided and abetted the purported breaches of fiduciary duties. In support of their purported claims, the plaintiffs allege that the proposed transaction undervalues Obagi, involves an inadequate sales process and includes preclusive deal protection devices. The plaintiffs in the Rubin case in Delaware and in the Haas case in California also filed amended complaints, which added allegations challenging the adequacy of the disclosures concerning the transaction. The plaintiffs sought damages and to enjoin the transaction, and also sought attorneys’ and expert fees and costs. On April 12, 2013, the defendants entered into an MOU with the plaintiffs to the actions pending in the Court of Chancery of the State of Delaware and the Superior Court of the State of California, pursuant to which Obagi and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. The settlement is subject to the approval of the appropriate court and further definitive documentation. In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses in an amount to be determined by the appropriate court. On April 24, 2013, having received notice that the parties had reached an agreement to settle the litigation, the California Court scheduled a “Hearing on Order to Show Cause Re Dismissal” for July 31, 2013. On July 31, 2013, the California Court continued the matter for six months, until January 29, 2014, pending completion of definitive documentation and approval proceedings in the Court of Chancery of the State of Delaware. If the MOU is not approved or the applicable conditions are not satisfied, the defendants will continue to vigorously defend these actions.
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
Solodyn® Antitrust Class Actions
On July 22, 2013, United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund, filed a civil antitrust class action complaint in the United States District Court for the Eastern District of Pennsylvania, Case No. 2:13-CV-04235-JCJ, against Medicis, the Company and various manufacturers of generic forms of Solodyn®, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn®.  The plaintiff further alleges that the defendants orchestrated a scheme to improperly restrain trade, and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

maintain, extend and abuse Medicis' alleged monopoly power in the market for minocycline hydrochloride extended release tablets to the detriment of plaintiff and the putative class of end-payor purchasers it seeks to represent, causing them to pay overcharges.  Plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleges that defendants have been unjustly enriched through their alleged conduct. Plaintiff seeks declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys' fees.  Additional class action complaints making similar allegations against all defendants, including Medicis and the Company have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly-situated direct or end-payor purchasers of Solodyn® (Rochester Drug Co-Operative, Inc., Case No. 2:13-CV-04270-JCJ (E.D. Pa. filed July 23, 2013); Local 274 Health & Welfare Fund, Case No. 2:13-CV-4642-JCJ (E.D.Pa. filed Aug. 9, 2013); Sheet Metal Workers Local No. 25 Health & Welfare Fund, Case No. 2:13-CV-4659-JCJ (E.D. Pa. filed Aug. 8, 2013); Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund, Case No. 2:13-CV-5021-JCJ (E.D. Pa. filed Aug. 27, 2013); Heather Morgan, Case No. 2:13-CV-05097 (E.D. Pa. filed  Aug. 29, 2013); Plumbers & Pipefitters Local 176 Health & Welfare Trust Fund, Case No. 2:13-CV-05105 (E.D. Pa. filed Aug. 30, 2013); Ahold USA, Inc., Case No. 1:13-cv-12225 (D. Mass. filed Sept. 9, 2013); City of Providence, Rhode Island, Case No. 2:13-cv-01952 (D. Ariz. filed Sept. 24, 2013); International Union of Operating Engineers Stationary Engineers Local 39 Health & Welfare Trust Fund, Case No. 1:13-cv-12435 (D. Mass. filed Oct. 2, 2013); Painters District Council No. 30 Health and Welfare Fund et al., Case No. 1:13-cv-12517 (D. Mass. filed Oct. 7, 2013); Man-U Service Contract Trust Fund, Case No. 13-cv-06266-JCJ (E.D. Pa. filed Oct. 25, 2013)).  On August 29, 2013, International Union of Operating Engineers Local 132 Health and Welfare Fund voluntarily dismissed the class action complaint it had originally filed on August 1, 2013, in the United States District Court for the Northern District of California, and on August 30, 2013, re-filed its class action complaint in the United States District Court for the Eastern District of Pennsylvania (Case No. 2:13-cv-05108). The International Union of Operating Engineers Local 132 Health and Welfare Fund complaint makes similar allegations against all defendants, including Medicis and the Company, and seeks similar relief, to the other end-payor plaintiff complaints.  On October 11, 2013, Medicis and the Company filed a motion with the Judicial Panel for Multidistrict Litigation seeking an order transferring and consolidating the thirteen putative class action cases for coordinated pretrial proceedings. We are in the process of evaluating the claims and plan to vigorously defend these actions.
Intellectual Property
Watson APLENZIN® Litigation
On or about January 5, 2010, the Company's subsidiary, Valeant International (Barbados) SRL (now Valeant International Bermuda) ("VIB"), received a Notice of Paragraph IV Certification dated January 4, 2010 from Watson Laboratories, Inc.-Florida (“Watson”), related to Watson’s Abbreviated New Drug Application (“ANDA”) filing for bupropion hydrobromide extended-release tablets, 174 mg and 348 mg, which correspond to the Company’s Aplenzin® Extended-release Tablets 174 mg and 348 mg products. Watson asserted that U.S. Patent Nos. 7,241,805, 7,569,610, 7,572,935 and 7,585,897 which are listed in the FDA’s Orange Book for Aplenzin® are invalid or not infringed. VIB subsequently received from Watson a second Notice of Paragraph IV Certification for U.S. Patent Nos. 7,645,802 and 7,649,019, which were listed in the FDA’s Orange Book after Watson’s initial certification. Watson alleged these patents are invalid or not infringed. VIB filed suit pursuant to the Hatch-Waxman Act against Watson on February 18, 2010, in the U.S. District Court for the District of Delaware and on February 19, 2010, in the U.S. District Court for the Southern District of Florida, thereby triggering a 30-month stay of the approval of Watson’s ANDA. The Delaware action dismissed without prejudice and the litigation proceeded in the Florida Court. VIB received a third Notice of Paragraph IV Certification from Watson dated March 5, 2010, seeking to market its products prior to the expiration of U.S. Patent Nos. 7,662,407 and 7,671,094. VIB received a fourth Notice of Paragraph IV Certification from Watson on April 9, 2010. VIB filed a second Complaint against Watson in Florida Court on the third and fourth Notices on April 16, 2010. The two actions were consolidated into the first-filed case before the same judge. In the course of discovery, the issues were narrowed and only five of the patents remained in the litigation. Mandatory mediation was completed unsuccessfully on December 17, 2010. The trial in this matter was held in June 2011 and closing arguments were heard in September 2011. A judgment in this matter was issued on November 8, 2011. The Court found that Watson had failed to prove that VIB’s patents at suit were invalid and granted judgment in favor of VIB. On February 23, 2012, the Court granted VIB’s request for declaratory injunctive relief under 35 U.S.C. 271(e)(4)(A). On July 9, 2012, the Court denied VIB’s request for further injunctive relief under 35 U.S.C. 271(e)(4)(B) and/or 35 U.S.C. 283. Watson appealed the judgment. Oral arguments on the appeal were held on October 10, 2013. On October 16, 2013, the United States Court of Appeals for the Federal Circuit affirmed the decision of the District Court that Watson failed to prove that VIB’s patents were invalid.
Cobalt TIAZAC® XC Litigation

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
Banner TARGRETIN® Litigation
On or about August 26, 2011, Eisai received a Notice of Paragraph IV Certification dated August 25, 2011 from Banner Pharmacaps Inc. (“Banner”), related to Banner’s ANDA filing with the FDA for bexarotene capsules, 75 mg, which correspond to the Targretin® capsules. In the notice, Banner asserted that U.S. Patent Nos. 5,780,676 C1 (the “'676 Patent”) and 5,962,731 (the “'731 Patent”), which are listed in the FDA’s Orange Book for Targretin®, are either invalid, unenforceable and/or will not be infringed by Banner’s manufacture, use, sale or offer to sale of Banner’s generic product for which the ANDA was submitted. At that time, Eisai held the U.S. rights to the Targretin® product, including the '676 patent and the '731 patent and the NDA for the Targretin® product. Eisai filed suit pursuant to the Hatch-Waxman Act against Banner on October 4, 2011, in the U.S. District Court for the District of Delaware, thereby triggering a 30-month stay of the approval of Banner’s ANDA. In the suit, Eisai alleged infringement by Banner of one or more claims of the '676 Patent and the '731 Patent. On December 18, 2012, Mylan Pharmaceuticals Inc. (“Mylan”) was added as a defendant in the proceedings after Eisai was informed that Mylan had acquired certain rights in the ANDA. On February 20, 2013, the Company acquired from Eisai the U.S. rights to the Targretin® product, including the '676 patent and the '731 patent and the NDA for the Targretin® product, which were, in turn, transferred to the Company’s indirect wholly-owned subsidiary, Valeant Pharmaceuticals Luxembourg S.a.r.l. (“Valeant Luxembourg”). On April 24, 2013, the parties entered into a stipulation to add Valeant Luxembourg as a plaintiff in the proceedings. Fact discovery closed in June 2013. Document production with respect to Eisai was completed on April 11, 2013. Expert discovery, which began in July 2013, has been completed. A four-day bench trial is set to begin on December 16, 2013. The matter is proceeding in the ordinary course.
AntiGrippin® Litigation
The Company is aware of two recent suits being brought against the Company's subsidiary, Natur Produkt, seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names. A hearing has been set for November 14, 2013 in one of these matters. Natur Produkt intends to vigorously defend these matters.
Watson ACANYA® Litigation
On or about September 10, 2013, the Company’s subsidiary, Dow Pharmaceuticals Sciences, Inc. (“Dow”), received a Notice of Paragraph IV Certification dated September 9, 2013 from Watson Laboratories, Inc. (“Watson”), related to Watson’s ANDA filing with the FDA for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, for topical use, which corresponds to the Company’s Acanya® Gel product. In the notice, Watson asserted that U.S. Patent No. 8,288,434 (the “'434 Patent”), which is listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Watson’s generic products for which the ANDA was submitted. Dow holds the NDA for Acanya® Gel and is owner of the ‘434 Patent. Dow and the Company’s subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), filed suit pursuant to the Hatch-Waxman Act against Watson on October 24, 2013, in the U.S. District Court for the District of New Jersey, thereby triggering a 30-month stay of the approval of Watson’s ANDA. In the suit, Dow and VPNA allege infringement by Watson of one or more claims of the '434 Patent.
Allergan Patent Infringement Proceeding - Restylane-L® and Perlane-L®
On September 13, 2013, Allergan USA, Inc. and Allergan Industrie, SAS (collectively, “Allergan”) filed a Complaint for Patent Infringement in the United States District Court for the Central District of California (Case No. SACV13-1436 AG(JPRX)) against the Company and certain of its affiliates, including Medicis. The complaint alleges that the Company and its

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

affiliates named in the complaint have infringed Allergan’s US Patent No. 8,450,475 (the “‘475 patent”) by selling, offering to sell and importing in and into the United States the Company’s Restylane-L® and Perlane-L® dermal filler products. Allergan is seeking a permanent injunction and unspecified damages. The Company is in the process of evaluating the claims and plans to vigorously defend this action.
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
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa. The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the class has suffered damages as a result. The Company filed its certification materials on February 6, 2013 and a hearing on certification was held on September 3-6, 2013. An additional date was set for January 16, 2014 to finish the pleadings. The Company denies the allegations being made and is vigorously defending this matter.
Anacor Breach of Contract Proceeding
On or about October 29, 2012, the Company received notice from Anacor Pharmaceuticals, Inc. (“Anacor”) seeking to commence arbitration of a breach of contract dispute under a master services agreement dated March 26, 2004 between Anacor and Dow Pharmaceuticals (“Dow”) related to certain development services provided by Dow in connection with Anacor’s efforts to develop its onychomycosis nail-penetrating anti-fungal product. Anacor has asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. Anacor is seeking injunctive relief (for a certain period ending after the approval of the Company's pending new drug application for efinaconazole, its topical product candidate for the treatment of onychomycosis) and damages of at least $215.0 million. Following a hearing in July on a motion brought by the Company, the Arbitrator dismissed Anacor's claim for breach of fiduciary duty.  Prior to the hearing on that motion, Anacor voluntarily agreed to dismiss its claims for conversion and interference with prospective business advantage.
A motion for a preliminary injunction was filed and a hearing for such motion had been set to begin on May 6, 2013. However, as announced on May 2, 2013, the Company agreed that the launch of efinaconazole, would not occur until after the September 2013 arbitration hearing and, as a result, the preliminary injunction hearing was canceled. As also announced, the Company subsequently received a Complete Response Letter from the FDA regarding its NDA for efinaconazole (Jublia®). The Company is in the process of addressing the issues raised by the FDA in its letter and now expects to launch the product in 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

A hearing in the arbitration was held in September 2013. On October 17, 2013, the arbitrator issued an interim final award providing for the Company to make a one-time payment of $100.0 million in damages plus costs and fees to Anacor. Subsequently, on October 27, 2013, the Company and Anacor entered into a settlement agreement to resolve all outstanding disputes between them, including this arbitration with Dow and the arbitration and litigation with Medicis disclosed below. As part of the settlement agreement, Anacor and the Company agreed that the Company would pay Anacor a one-time payment of $142.5 million to settle all existing and future claims related to Anacor's intellectual property, confidential information and contractual rights, which payment includes the award of damages and legal fees previously ordered in this arbitration. The $142.5 million charge was recognized in the three-month period ended September 30, 2013 in Legal settlements and related fees in the consolidated statements of (loss) income. The Company has agreed to make payment to Anacor by no later than November 8, 2013. Following such payment, the arbitration will be withdrawn and the interim final award ordered by the arbitrator will be vacated. While still subject to regulatory approval, nothing in the arbitrator's interim final award or the settlement agreement prevents the launch of efinaconazole (Jublia®).
Legacy Medicis Litigation
Anacor Arbitration and Litigation
On November 28, 2012, Anacor filed a claim for arbitration, alleging that Medicis had breached the research and development agreement between the parties relating to the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne (the “Agreement”). Under the terms of the Agreement, Anacor is responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, and Medicis will have an option to obtain an exclusive license for products covered by the Agreement. Anacor alleges in its claim that it is entitled to a milestone payment from Medicis due to its identification and development of a suitable compound to be advanced in the research collaboration. Medicis believes Anacor failed to meet the milestone requirements and, on May 18, 2012, provided notice to Anacor that Anacor has breached the Agreement. On December 11, 2012, Medicis filed a suit against Anacor in the Delaware Chancery Court seeking declaratory and equitable relief, including specific performance under the Agreement, as well as a motion for preliminary injunction of the arbitration proceedings. Anacor filed a motion to dismiss this matter and a hearing was held on the motion on April 24, 2013. The Chancery Court rejected Anacor’s motion on August 12, 2013. As indicated above (under “- General Civil Actions - Anacor Breach of Contract Proceeding”), on October 27, 2013, the Company and Anacor entered into a settlement agreement to resolve all outstanding disputes between them, including these proceedings with Medicis. As further described above, as part of the settlement agreement, Anacor and the Company agreed to settle all existing and future claims related to Anacor's intellectual property, confidential information and contractual rights in exchange for a one-time payment by the Company to Anacor, which payment is to be made by no later than November 8, 2013. Following such payment, the arbitration and litigation between Medicis and Anacor will be withdrawn.
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
Employment Matter
In September, 2011, Medicis received a demand letter from counsel purporting to represent a class of female sales employees alleging gender discrimination in, among others things, compensation and promotion as well as claims that the former management group maintained a work environment that was hostile and offensive to female sales employees. Related charges of discrimination were filed prior to the end of 2011 by six former female sales employees with the Equal Employment Opportunity Commission (the “EEOC”). Three of those charges have been dismissed by the EEOC and the EEOC has made no findings of discrimination. Medicis engaged in mediation with such former employees. On March 19, 2013, Medicis and counsel for the former employees signed an MOU to settle this matter on a class-wide basis and resolve all claims with respect thereto. In connection with the agreed-upon settlement, Medicis would pay a specified sum and would pay the costs of the claims administration up to an agreed-upon fixed amount. Medicis would also implement certain specified programmatic relief. The parties have signed a definite settlement agreement in this matter. Approval of the settlement by the United States District Court for the District of Columbia is pending.
Legacy B&L Litigation
MoistureLoc Product Liability Lawsuits
Currently, B&L has been served or is aware that it has been named as a defendant in approximately 324 currently active product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below as well as certain other U.S. state courts on behalf of individuals who claim they suffered personal injury as a result of using a contact lens solution with MoistureLoc. Two consolidated cases were established to handle MoistureLoc claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There are approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. A scheduling order for briefs and oral argument has not been issued by the court yet.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

All matters under jurisdiction of the coordinated proceedings in the Federal District Court for the District of South Carolina have been dismissed, including individual actions for personal injury and a class action purporting to represent a class of consumers who suffered economic claims as a result of purchasing a contact lens solution with MoistureLoc.
Currently B&L has settled approximately 629 cases in connection with MoistureLoc product liability suits. All but one U.S. based fusarium claims have now been resolved and there are less than five active fusarium claims involving claimants outside of the United States that remain pending. The parties in these active matters are involved in settlement discussions.
Subpoenas from the New York Office of Inspector General for the U.S. Department of Health and Human Services
On June 29, 2011, B&L received a subpoena from the New York Office of Inspector General for the U.S. Department of Health and Human Services regarding payments and communications between B&L and medical professionals related to its pharmaceutical products Lotemax and Besivance. The government has indicated that the subpoena was issued in connection with a civil investigation, and B&L is cooperating fully with the government’s investigation. B&L has heard of no additional activity at this time, and whether the government’s investigation is ongoing or will result in further requests for information is unknown. B&L and Valeant will continue to work with the U.S. Attorney’s Office regarding the scope of the subpoena and any additional specific information that may be requested.

20.	SEGMENT INFORMATION
Reportable Segments
As a result of the Company’s acquisition strategy and continued growth, impacted most recently by the December 2012 Medicis Acquisition, the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), began to manage the business differently in 2013, which necessitated a realignment of the segment structure. Pursuant to this change, which was effective in the first quarter of 2013, the Company now has two reportable segments: (i) Developed Markets, and (ii) Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. The following is a brief description of the Company’s segments as of September 30, 2013:

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of eye health, dermatology and topical medication, aesthetics, dentistry, ophthalmology and podiatry, (ii) sales in the U.S. of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired, and (iii) pharmaceutical products, OTC products, and medical device products sold in Canada, Australia, New Zealand, Western Europe and Japan.

•
Emerging Markets consists of branded generic pharmaceutical products, OTC products, and medical device products, including eye health products. This segment includes agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Central and Eastern Europe (primarily Poland, Russia and Serbia), Asia, Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), Africa and the Middle East.

Segment (loss) profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, legal settlements and related fees and in-process research and development impairments and other charges, are not included in the measure of segment (loss) profit, as management excludes these items in assessing financial performance.
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
Segment Revenues and (Loss) Profit
Segment revenues and (loss) profit for the three-month and nine-month periods ended September 30, 2013 and 2012 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Developed Markets(1)	$1,142,712	$647,194	$2,722,834	$1,860,833
Emerging Markets(2)	399,019	236,946	983,014	699,500
Total revenues	1,541,731	884,140	3,705,848	2,560,333

Segment (loss) profit:
Developed Markets(3)	(328,610)	242,314	106,316	610,274
Emerging Markets(4)	19,524	18,800	63,906	61,258
Total segment (loss) profit	(309,086)	261,114	170,222	671,532

Corporate(5)	(39,285)	(33,243)	(129,760)	(102,727)
Restructuring, integration and other costs	(295,890)	(42,872)	(398,540)	(135,213)
In-process research and development impairments and other charges	(123,981)	(145,300)	(128,811)	(149,868)
Acquisition-related costs	(8,650)	(4,605)	(24,428)	(25,977)
Legal settlements and related fees	(149,601)	—	(155,173)	(56,779)
Acquisition-related contingent consideration	34,995	(5,630)	33,511	(23,198)
Operating (loss) income	(891,498)	29,464	(632,979)	177,770
Interest income	2,686	1,156	5,336	3,299
Interest expense	(249,306)	(116,042)	(581,414)	(318,681)
Loss on extinguishment of debt	(8,161)	(2,322)	(29,540)	(2,455)
Foreign exchange and other	5,079	(1,603)	(3,564)	18,458
Gain on investments, net	—	—	5,822	2,024
Loss before recovery of income taxes	$(1,141,200)	$(89,347)	$(1,236,339)	$(119,585)
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue of $620.4 million and $1,154.3 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the three-month and nine-month periods ended September 30, 2013, respectively, primarily from the Medicis, B&L, Obagi, OraPharma, Eisai, J&J North America and QLT acquisitions.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue of $136.8 million and $212.1 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the three-month and nine-month periods ended September 30, 2013, respectively, primarily from the B&L, Natur Produkt, Gerot Lannach and Atlantis acquisitions.

(3)
Developed Markets segment (loss) profit reflects (i) the addition of operations from all 2012 acquisitions and all 2013 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $339.6 million and $740.6 million, in the aggregate, in the three-month and nine-month periods ended September 30, 2013, respectively, primarily from legacy Valeant, Medicis and B&L operations and (ii) an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013 (see note 7 titled “FAIR VALUE MEASUREMENTS”).

(4)
Emerging Markets segment profit reflects the addition of operations from all 2012 acquisitions and all 2013 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $95.9 million and $210.2 million, in the aggregate, in the three-month and nine-month periods ended September 30, 2013, respectively, primarily from B&L, legacy Valeant and Medicis operations.

(5)
Corporate reflects non-restructuring-related share-based compensation expense of $16.0 million and $32.5 million in the three-month and nine-month periods ended September 30, 2013, respectively, compared with $18.5 million and $52.9 million in the corresponding periods of 2012.

Segment Assets
Total assets by segment as of September 30, 2013 and December 31, 2012 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in thousands of U.S. dollars, except per share data)
(Unaudited)

	As of September 30, 2013	As of December 31, 2012
Assets:
Developed Markets(1)	$20,774,549	$12,893,726
Emerging Markets(2)	6,502,205	4,022,039
	27,276,754	16,915,765
Corporate	927,630	1,034,614
Total assets	$28,204,384	$17,950,379
____________________________________

(1)
Developed Markets segment assets as of September 30, 2013 reflect (i) the provisional amounts of identifiable intangible assets and goodwill of B&L of $3,945.0 million and $3,271.6 million, respectively, (ii) the amounts of identifiable intangible assets and goodwill of Obagi of $335.5 million and $158.5 million, respectively, and (iii) the amounts of identifiable intangible assets acquired from Eisai of $112.0 million.

(2)
Emerging Markets segment assets as of September 30, 2013 reflect (i) the provisional amounts of identifiable intangible assets and goodwill of B&L of $769.2 million and $1,116.4 million, respectively, (ii) the provisional amounts of identifiable intangible assets and goodwill of Natur Produkt of $98.8 million and $34.7 million, respectively, and (iii) the amount of Obagi’s goodwill of $21.6 million.

21.	PENDING TRANSACTION
Sale of Metronidazole 1.3%
On April 30, 2013, the Company agreed to sell the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for approximately $55 million, which includes upfront and certain milestone payments, and minimum royalties for the first three years of commercialization.  In addition, royalties are payable to the Company beyond the initial three-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The rights to Metronidazole 1.3% are expected to be transferred to Actavis Specialty Brands at or shortly following the time of FDA approval of the product NDA, when and if obtained. The Company acquired Metronidazole 1.3% as part of the acquisition of Medicis in December 2012, and the carrying amount of the related IPR&D asset is $66.6 million as of September 30, 2013, based on the fair value as of the acquisition date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended September 30, 2013 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
Additional information relating to the Company, including the 2012 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of November 1, 2013.
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
Effective August 9, 2013, we continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that we became a company registered under the laws of the Province of British Columbia as if we had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, our legal domicile became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to us and we became subject to the British Columbia Business Corporations Act (BCBCA).
On August 5, 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 24, 2013. Subject to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), our wholly-owned subsidiary (the “B&L Acquisition”). B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. To continue to grow the B&L business we intend to increase our global reach of the existing product portfolio, leverage the shared strengths of our business units, access and deliver innovative new products, build on existing strength in emerging markets, focus on our partnership with customers, and leverage infrastructure investments to improve operating margins and cash flow. For further information regarding the B&L Acquisition, see note 3 to the unaudited consolidated financial statements.
Our strategy is to focus our business on core geographies and therapeutic classes, manage pipeline assets either internally or through strategic partnerships with other pharmaceutical and healthcare companies and deploy cash with an appropriate mix of selective acquisitions, debt repayments and repurchases, and share buybacks. We believe this strategy will allow us to maximize both our growth rate and profitability and to enhance shareholder value.
BUSINESS DEVELOPMENT
We continue to focus the business on core geographies and therapeutic classes through selective acquisitions, dispositions and strategic partnerships with other pharmaceutical and healthcare companies. We have completed several transactions to expand our product portfolio, including, among others, the following acquisitions in 2013:

Acquisition Date
Acquisitions of businesses and product rights
B&L	August 5, 2013
Obagi Medical Products, Inc. (“Obagi”)	April 25, 2013
Certain assets of Eisai Inc. (“Eisai”)	February 20, 2013
Natur Produkt International, JSC (“Natur Produkt”)	February 1, 2013
For more information regarding our acquisitions, see note 3 to the unaudited consolidated financial statements.
COLLABORATION AGREEMENTS
See note 5 to the unaudited consolidated financial statements for detailed information regarding our License and Collaboration Agreement with GlaxoSmithKline (“GSK”), our Zovirax® authorized generic and co-promotion agreements with Actavis, Inc. (“Actavis”), and license and collaboration agreements assumed in connection with the B&L Acquisition.
RESTRUCTURING AND INTEGRATION
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and B&L businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we have identified greater than $850 million of cost synergies on an annual run rate basis that we expect to achieve by the end of 2014. This amount does not include potential revenue synergies or the potential benefits of incorporating B&L’s operations into the Company’s corporate structure.
We estimate that we will incur total costs that are approximately half of the estimated annual synergies of greater than $850 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2014. Since the acquisition date, total costs of $271.4 million (including (i) $164.5 million of restructuring expenses, (ii) $8.3 million of acquisition-related costs, and (iii) $98.6 million of integration expenses) have been incurred through September 30, 2013. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 2,500 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; in-process research and development (“IPR&D”) termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include charges of $48.5 million and $4.3 million recognized and paid in the third quarter of 2013 related to the previously cancelled B&L’s performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition, respectively.
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Medicis Pharmaceutical Corporation (“Medicis”) businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we have identified approximately $300 million of cost synergies on an annual run rate basis that we expect to achieve by the end of 2013. This amount does not include potential revenue synergies or the potential benefits of incorporating Medicis’ operations into the Company’s corporate structure.
We estimate that we will incur total costs of less than $250 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2013. Since the acquisition date, total costs of $173.6 million (including (i) $108.7 million of restructuring expenses, (ii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. on sales of Sculptra®, and (iii) $32.7 million of integration expenses) have been incurred through September 30, 2013. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been or will be terminated as a result of the Medicis Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.

See note 6 to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our B&L and Medicis Acquisition-related initiatives through September 30, 2013.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
($ in 000s, except per share data)	$	$	$	%	$	$	$	%
Revenues	1,541,731	884,140	657,591	74	3,705,848	2,560,333	1,145,515	45
Operating expenses	2,433,229	854,676	1,578,553	185	4,338,827	2,382,563	1,956,264	82
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(973,243)	7,645	(980,888)	NM	(989,907)	(26,883)	(963,024)	NM
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(2.92)	0.03	(2.95)	NM	(3.13)	(0.09)	(3.04)	NM
Diluted	(2.92)	0.02	(2.94)	NM	(3.13)	(0.09)	(3.04)	NM

	As of September 30, 2013	As of December 31, 2012	Change
	$	$	$	%
Total assets	28,204,384	17,950,379	10,254,005	57
Long-term debt, including current portion	17,404,714	11,015,625	6,389,089	58
____________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $657.6 million, or 74%, to $1,541.7 million in the third quarter of 2013, compared with $884.1 million in the third quarter of 2012 and increased $1,145.5 million, or 45%, to $3,705.8 million in the first nine months of 2013, compared with $2,560.3 million in the first nine months of 2012, primarily due to:

•
incremental product sales revenue of $191.6 million and $701.2 million in the aggregate, from all 2012 acquisitions in the third quarter and first nine months of 2013, respectively, primarily from the Medicis, OraPharma Topco Holdings, Inc. (“OraPharma”), Johnson & Johnson Consumer Companies, Inc. (“J&J North America”) and QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”) acquisitions. We also recognized incremental product sales revenue of $565.6 million and $665.2 million, in the aggregate, from all 2013 acquisitions in the third quarter and first nine months of 2013, respectively, primarily from the B&L, Natur Produkt, Obagi and Eisai acquisitions. The incremental product sales revenue from the 2012 and 2013 acquisitions includes a negative foreign exchange impact of $9.1 million and $9.5 million, in the aggregate, in the third quarter and first nine months of 2013, respectively;

•
incremental product sales revenue of $51.5 million and $185.9 million in the third quarter and first nine months of 2013, respectively, related to growth from the existing business, excluding the declines in Developed Markets described below. In the Developed Markets segment, the revenue increase was driven primarily by price, while volume was the main driver of growth in the Emerging Markets segment; and

•	an increase in alliance revenue of $7.1 million in the first nine months of 2013, primarily related to Visudyne® royalty revenue.
Those factors were partially offset by:

•
decrease in product sales in the Developed Markets segment of $124.4 million and $221.4 million, in the aggregate, in the third quarter and first nine months of 2013, respectively, primarily related to a decline in sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® due to the impact of generic competition;

•
alliance revenue of $66.3 million on the sale of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”) and 5% fluorouracil cream (“5-FU”) products in the first nine months of 2012 that did not similarly occur in the first nine months of 2013;

•
a negative impact from divestitures, discontinuations and supply interruptions of $19.5 million and $59.6 million, in the aggregate, in the third quarter and first nine months of 2013, respectively, including a decrease of $4.4 million in the first nine months of 2013, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012;

•
alliance revenue of $45.0 million recognized in the first nine months of 2012 related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in the first nine months of 2013;

•	a negative foreign currency exchange impact on the existing business of $11.0 million and $13.3 million in the third quarter and first nine months of 2013, respectively; and

•
a decrease in service revenue of $8.0 million in the first nine months of 2013, primarily due to lower contract manufacturing revenue from the Laval, Quebec facility, which was acquired as part of the acquisition of the Dermik business from Sanofi in December 2011.

Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net loss attributable to Valeant Pharmaceuticals International, Inc. was $973.2 million (basic and diluted loss per share attributable to Valeant Pharmaceuticals International, Inc. of $2.92) in the third quarter of 2013, compared with net income attributable to Valeant Pharmaceuticals International, Inc. of $7.6 million (basic and diluted earnings per share attributable to Valeant Pharmaceuticals International, Inc. of $0.03 and $0.02, respectively) in the third quarter of 2012, and net loss attributable to Valeant Pharmaceuticals International, Inc. increased $963.0 million to $989.9 million (basic and diluted loss per share attributable to Valeant Pharmaceuticals International, Inc. of $3.13) in the first nine months of 2013, compared with net loss attributable to Valeant Pharmaceuticals International, Inc. of $26.9 million (basic and diluted loss per share attributable to Valeant Pharmaceuticals International, Inc. of $0.09) in the first nine months of 2012, reflecting the following factors:

•
an increase of $692.1 million and $910.6 million in amortization and impairments of finite-lived intangible assets in the third quarter and first nine months of 2013, respectively, as described below under “Results of Operations — Operating Expenses — Amortization and Impairments of Finite-Lived Intangible Assets”;

•
an increase of $167.0 million and $303.5 million in selling, general and administrative expense in the third quarter and first nine months of 2013, respectively, as described below under “Results of Operations — Operating Expenses — Selling, General and Administrative Expenses”;

•
an increase of $253.0 million and $263.3 million in restructuring, integration and other costs in the third quarter and first nine months of 2013, respectively, as described below under “Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs”;

•
an increase of $133.3 million and $262.7 million in interest expense in the third quarter and first nine months of 2013, respectively, as described below under “Results of Operations — Non-Operating Income (Expense) — Interest Expense”;

•
an increase of $149.6 million and $98.4 million in legal settlements and related fees in the third quarter and first nine months of 2013, respectively, as described below under “Results of Operations — Operating Expenses — Legal Settlements and Related Fees”;

•
a decrease of $42.7 million in contribution from (i) alliance and royalty revenue and (ii) service revenue (alliance and royalty revenue and service revenue less cost of alliance and service revenue) in the first nine months of 2013, primarily due to $45.0 million recognized in the first nine months of 2012 related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in the first nine months of 2013;

•
an increase of $5.8 million and $27.1 million in loss on extinguishment of debt in the third quarter and first nine months of 2013, respectively, as described below under “Results of Operations — Non-Operating Income (Expense) — Loss on Extinguishment of Debt”; and

•
a decrease of $22.0 million in foreign exchange and other in the first nine months of 2013, as described below under “Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other”.

Those factors were partially offset by:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $309.3 million and $766.9 million in the third quarter and first nine months of 2013, respectively, mainly related to the incremental contribution of Medicis, B&L, OraPharma, Obagi, Eisai, Natur Produkt and Gerot Lannach;

•
an increase of $72.2 million and $155.0 million in recovery of income taxes in the third quarter and first nine months of 2013, respectively, as described below under “Results of Operations — Income Taxes”;

•
a decrease of $40.6 million and $56.7 million in acquisition-related contingent consideration losses in the third quarter and first nine months of 2013, respectively, as described below under “Results of Operations — Operating Expenses — Acquisition-Related Contingent Consideration”; and

•
a decrease of $21.3 million and $21.1 million in in-process research and development impairments and other charges in the third quarter and first nine months of 2013, respectively, as described below under “Results of Operations — Operating Expenses — In-Process Research and Development Impairments and Other Charges”.

Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $1.3 million in both the third quarter and first nine months of 2013, respectively, primarily related to the performance of joint ventures acquired in connection with the B&L Acquisition.
Cash Dividends
No dividends were declared or paid in the third quarters and first nine months of 2013 and 2012. While our Board of Directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”) include restrictions on the payment of dividends.
RESULTS OF OPERATIONS
Reportable Segments
As a result of our acquisition strategy and continued growth, impacted most recently by the December 2012 Medicis Acquisition, our Chief Executive Officer (“CEO”), who is our Chief Operating Decision Maker (“CODM”), began to manage the business differently in 2013, which necessitated a realignment of the segment structure. Pursuant to this change, which was effective in the first quarter of 2013, we now have two reportable segments: (i) Developed Markets, and (ii) Emerging Markets. Accordingly, we have restated prior period segment information to conform to the current period presentation. The following is a brief description of our segments as of September 30, 2013:

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of eye health, dermatology and topical medication, aesthetics, dentistry, ophthalmology and podiatry, (ii) sales in the U.S. of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired, and (iii) pharmaceutical products, OTC products, and medical device products sold in Canada, Australia, New Zealand, Western Europe and Japan.

•
Emerging Markets consists of branded generic pharmaceutical products, OTC products, and medical device products, including eye health products. This segment includes agency/in-licensing arrangements with other research-based pharmaceutical companies (where the Company distributes and markets branded, patented products under long-term, renewable contracts). Products are sold primarily in Central and Eastern Europe (primarily Poland, Russia and Serbia), Asia, Latin America (Mexico, Brazil and exports out of Mexico to other Latin American markets), Africa and the Middle East.

Revenues By Segment
The following table displays revenues by segment for the third quarters and first nine months of 2013 and 2012, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
($ in 000s)	$	%	$	%	$	%	$	%	$	%	$	%
Developed Markets	1,142,712	74	647,194	73	495,518	77	2,722,834	73	1,860,833	73	862,001	46
Emerging Markets	399,019	26	236,946	27	162,073	68	983,014	27	699,500	27	283,514	41
Total revenues	1,541,731	100	884,140	100	657,591	74	3,705,848	100	2,560,333	100	1,145,515	45
Total revenues increased $657.6 million, or 74%, to $1,541.7 million in the third quarter of 2013, compared with $884.1 million in the third quarter of 2012 and increased $1,145.5 million, or 45%, to $3,705.8 million in the first nine months of 2013, compared with $2,560.3 million in the first nine months of 2012, mainly attributable to the effect of the following factors:

•	in the Developed Markets segment:

•
the incremental product sales revenue of $620.4 million and $1,154.3 million (which includes a negative foreign currency exchange impact of $6.0 million and $6.3 million in the third quarter and first nine months of 2013, respectively), in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the third quarter and first nine months of 2013, respectively, primarily from (i) the 2012 acquisitions of Medicis (mainly driven by Solodyn®, Restylane®, Dysport®, Vanos®, Ziana® and Perlane® product sales), OraPharma (mainly driven by Arestin® product sales), certain assets of J&J North America (mainly driven by Ambi®, Shower to Shower® and Purpose® product sales) and certain assets of QLT (Visudyne® product sales); and (ii) the 2013 acquisitions of B&L, Obagi (mainly driven by Nu-Derm® and Obagi-C® product sales) and certain assets of Eisai (Targretin® product sales); and

•
an increase in product sales from the existing business (excluding the declines described below) of $20.6 million or 3%, and $97.7 million or 6%, in the third quarter and first nine months of 2013, respectively, driven by growth of the core dermatology brands, including CeraVe® and Acanya®.

Those factors were partially offset by:

•
decrease in product sales of $124.4 million and $221.4 million in the third quarter and first nine months of 2013, respectively, primarily related to a decline in sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® due to generic competition. As a result of the approval of a generic Zovirax® ointment in April 2013, we anticipate a continuing decline in Zovirax® ointment revenues in the future, and such declines could be material. Refer to note 5 of notes to unaudited consolidated financial statements for details regarding Zovirax® agreements entered into in April 2013 with Actavis. We also anticipate a continuing decline in sales of Retin-A Micro®, BenzaClin® and Cesamet® due to continued generic erosion, however the rate of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions;

•	alliance revenue of $66.3 million on the sale of the IDP-111 and 5-FU products in the first nine months of 2012 that did not similarly occur in the first nine months of 2013;

•
alliance revenue of $45.0 million recognized in the first nine months of 2012 related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in the first nine months of 2013;

•
a negative impact from divestitures, discontinuations and supply interruptions of $13.9 million and $40.1 million in the third quarter and first nine months of 2013, respectively, including a decrease of $4.4 million in the first nine months of 2013, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012;

•	a negative foreign currency exchange impact on the existing business of $8.4 million and $11.3 million in the third quarter and first nine months of 2013, respectively; and

•
a decrease in service revenue of $5.2 million in the first nine months of 2013, primarily due to lower contract manufacturing revenue from the Laval, Quebec facility, which was acquired as part of the acquisition of the Dermik business from Sanofi in December 2011.

•	in the Emerging Markets segment:

•
the incremental product sales revenue of $136.8 million and $212.1 million (which includes a negative foreign currency exchange impact of $3.1 million and $3.2 million in the third quarter and first nine months of 2013, respectively), in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the third quarter and the first nine months of 2013, respectively, primarily from (i) the 2012 acquisitions of certain assets of Gerot Lannach (mainly driven by Thrombo™ product sales) and Atlantis and (ii) the 2013 acquisition of B&L and Natur Produkt (mainly driven by AntiGrippin® and Sage™ product sales); and

•	an increase in product sales from the existing business of $30.6 million, or 13%, and $88.3 million, or 13%, in the third quarter and first nine months of 2013, respectively.
Those factors were partially offset by:

•	a negative impact from divestitures, discontinuations and supply interruptions of $5.6 million and $19.5 million in the third quarter and first nine months of 2013, respectively; and

•	a negative foreign currency exchange impact on the existing business of $2.6 million and $2.0 million in the third quarter and first nine months of 2013, respectively.
Segment (Loss) Profit
Segment (loss) profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, legal settlements and related fees and in-process research and development impairments and other charges, are not included in the measure of segment (loss) profit, as management excludes these items in assessing segment financial performance. In addition, share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.
The following table displays (loss) profit by segment for the third quarters and first nine months of 2013 and 2012, the percentage of each segment’s (loss) profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s (loss) profit. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
($ in 000s)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Developed Markets	(328,610)	(29)	242,314	37	(570,924)	NM	106,316	4	610,274	33	(503,958)	(83)
Emerging Markets	19,524	5	18,800	8	724	4	63,906	7	61,258	9	2,648	4
Total segment (loss) profit	(309,086)	(20)	261,114	30	(570,200)	NM	170,222	5	671,532	26	(501,310)	(75)
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
Total segment profit decreased $570.2 million to segment loss of $309.1 million in the third quarter of 2013, compared with segment profit of $261.1 million in the third quarter of 2012, and decreased $501.3 million, or 75%, to $170.2 million in the first nine months of 2013, compared with $671.5 million in the first nine months of 2012, mainly attributable to the effect of the following factors:

•	in the Developed Markets segment:

•
an increase in contribution of $354.9 million and $748.1 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions in the third quarter and first nine months of 2013, respectively, primarily from the product sales of Medicis, B&L, OraPharma, Obagi and Eisai, including expenses for acquisition accounting adjustments related to inventory of $122.2 million and $187.8 million, in the aggregate, in the third quarter and first nine months of 2013, respectively;

•
an increase in contribution from product sales from the existing business (excluding the favorable impact related to the acquisition accounting adjustments related to inventory in the third quarter and first nine months of 2012 that did not similarly occur in the third quarter and first nine months of 2013 and the declines described below) of $5.3 million and $76.6 million in the third quarter and first nine months of 2013, respectively, driven by growth of the core dermatology brands, including CeraVe® and Acanya®; and

•
a favorable impact of $4.7 million and $47.3 million related to the existing business acquisition accounting adjustments related to inventory in the third quarter and first nine months of 2012, respectively, that did not similarly occur in the third quarter and first nine months of 2013.

Those factors were more than offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $804.8 million and $1,074.6 million in the third quarter and first nine months of 2013, respectively, primarily due to an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013 and the acquisitions of new businesses within the segment. See note 7 to the unaudited consolidated financial statements for additional information regarding the ezogabine/retigabine impairment;

•
a decrease in contribution of $113.9 million and $215.1 million in the third quarter and first nine months of 2013, respectively, primarily related to the lower sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet ® as a result of the continued impact of generic competition;

•
alliance revenue of $45.0 million recognized in the first nine months of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in the first nine months of 2013;

•
a decrease in contribution of $10.2 million and $33.2 million in the third quarter and first nine months of 2013, respectively, primarily related to divestitures, discontinuations and supply interruptions, including a reduction in IDP-111 royalty revenue of $4.4 million in the first nine months of 2013 as a result of the sale of IDP-111 in February 2012; and

•	a negative foreign currency exchange impact on the existing business contribution of $6.6 million and $8.9 million in the third quarter and first nine months of 2013, respectively.

•	in the Emerging Markets segment:

•
an increase in contribution of $61.2 million and $107.4 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, in the third quarter and first nine months of 2013, respectively, primarily from the sale of B&L, Natur Produkt and Gerot Lannach products, including expenses for acquisition accounting adjustments related to inventory of $27.2 million and $31.4 million, in the aggregate, in the third quarter and first nine months of 2013, respectively;

•	an increase in contribution from product sales from the existing business of $23.5 million and $53.9 million in the third quarter and first nine months of 2013, respectively; and

•	an increase in alliance contribution of $5.9 million in the first nine months of 2013.
Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $80.6 million and $153.6 million in the third quarter and first nine months of 2013, respectively, primarily associated with the acquisitions of new businesses within the segment;

•	a decrease in contribution of $3.4 million and $9.9 million in the third quarter and first nine months of 2013 related to divestitures, discontinuations and supply interruptions; and

•	a negative foreign currency exchange impact on the existing business contribution of $1.1 million in the first nine months of 2013.
Operating Expenses
The following table displays the dollar amount of each operating expense category for the third quarters and first nine months of 2013 and 2012, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2012		Change		2013		2012		Change
($ in 000s)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	560,855	36	216,494	24	344,361	159	1,128,942	30	633,618	25	495,324	78
Cost of alliance and service revenues	14,353	1	13,758	2	595	4	44,241	1	118,237	5	(73,996)	(63)
Selling, general and administrative	355,637	23	188,660	21	166,977	89	854,909	23	551,386	22	303,523	55
Research and development	49,009	3	19,170	2	29,839	156	97,273	3	58,887	2	38,386	65
Amortization and impairments of finite-lived intangible assets	910,248	59	218,187	25	692,061	NM	1,540,021	42	629,400	25	910,621	145
Restructuring, integration and other costs	295,890	19	42,872	5	253,018	NM	398,540	11	135,213	5	263,327	195
In-process research and development impairments and other charges	123,981	8	145,300	16	(21,319)	(15)	128,811	3	149,868	6	(21,057)	(14)
Acquisition-related costs	8,650	1	4,605	1	4,045	88	24,428	1	25,977	1	(1,549)	(6)
Legal settlements and related fees	149,601	10	—	—	149,601	NM	155,173	4	56,779	2	98,394	173
Acquisition-related contingent consideration	(34,995)	(2)	5,630	1	(40,625)	NM	(33,511)	(1)	23,198	1	(56,709)	NM
Total operating expenses	2,433,229	158	854,676	97	1,578,553	185	4,338,827	117	2,382,563	93	1,956,264	82
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold
Cost of goods sold, which excludes the amortization and impairments of finite-lived intangible assets described separately below under “— Amortization and Impairments of Finite-Lived Intangible Assets”, increased $344.4 million, or 159%, to $560.9 million in the third quarter of 2013, compared with $216.5 million in the third quarter of 2012, and increased $495.3 million, or 78%, to $1,128.9 million in the first nine months of 2013, compared with $633.6 million in the first nine months of 2012. As a percentage of revenue, Cost of goods sold (excluding the amortization and impairments of finite-lived intangible assets) increased to 36% and 30% for the third quarter and first nine months of 2013, respectively, as compared to 24% and 25% in third quarter and first nine months of 2012, respectively, primarily due to:

•
the impact of higher acquisition accounting adjustments of $143.4 million and $169.8 million in the third quarter and first nine months of 2013, respectively, related to acquired inventories that were sold in the third quarter and first nine months of 2013; and

•
an unfavorable impact from product mix related to (i) the product portfolio acquired as part of the B&L Acquisition and (ii) decreased sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet ® which have a higher gross profit margin than our overall margin.

These factors were partially offset by:

•	a favorable impact from product mix related to the Medicis product portfolio; and

•	the benefits realized from worldwide manufacturing rationalization initiatives.
Cost of Alliance and Service Revenues
Cost of alliance and service revenues increased $0.6 million, or 4%, to $14.4 million in the third quarter of 2013, compared with $13.8 million in the third quarter of 2012. Cost of alliance and service revenues decreased $74.0 million, or 63%, to $44.2 million in the first nine months of 2013, compared with $118.2 million in the first nine months of 2012, primarily due to the inclusion of the carrying amounts of the IDP-111 and 5-FU intangible assets of $69.2 million, in the aggregate, which were expensed on the sale of these products in the first quarter of 2012.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $167.0 million, or 89%, to $355.6 million in the third quarter of 2013, compared with $188.7 million in the third quarter of 2012, and increased $303.5 million, or 55%, to $854.9 million in the first nine months of 2013, compared with $551.4 million in the first nine months of 2012, primarily due to:

•
increased expenses in our Developed Markets segment ($109.9 million and $191.6 million in the third quarter and first nine months of 2013, respectively) primarily driven by the acquisitions of new businesses within the segment, including the B&L and Medicis Acquisitions, partially offset by the realization of cost synergies;

•
increased expenses in our Emerging Markets segment ($55.2 million and $88.6 million in the third quarter and first nine months of 2013, respectively), primarily driven by the acquisitions of new businesses within this segment, including B&L Acquisition, partially offset by the realization of cost synergies; and

•
net incremental compensation expense of $15.5 million in the second quarter of 2013 related to certain equity awards held by current non-management directors which were modified from units settled in common shares to units settled in cash. See note 13 to the unaudited consolidated financial statements for additional information.

As a percentage of revenue, Selling, general and administrative expenses increased to 23% in the third quarter and first nine months of 2013 as compared to 21% and 22% in third quarter and first nine months of 2012, respectively, primarily due to timing of realization of synergies from the B&L Acquisition. The increase in the first nine months was also impacted by the net incremental compensation expense of $15.5 million recognized in the second quarter of 2013 (equates to 0.4% of revenue for the first nine months of 2013) described in the preceding paragraph.
Research and Development Expenses
Research and development expenses increased $29.8 million, or 156%, to $49.0 million in the third quarter of 2013, compared with $19.2 million in the third quarter of 2012, and increased $38.4 million, or 65%, to $97.3 million in the first nine months of 2013, compared with $58.9 million in the first nine months of 2012, primarily due to spending on new programs acquired in the B&L and Medicis acquisitions, partially offset by lower spending on ezogabine/retigabine reflecting the U.S. launch in the second quarter of 2012. See note 3 to the unaudited consolidated financial statements for additional information relating to the B&L and Medicis acquisitions.
Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $692.1 million to $910.2 million in the third quarter of 2013, compared with $218.2 million in the third quarter of 2012, and increased $910.6 million, or 145%, to $1,540.0 million in the first nine months of 2013, compared with $629.4 million in the first nine months of 2012, primarily due to (i) an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013, (ii) the amortization of the Medicis, B&L, Eisai, OraPharma and Obagi identifiable intangible assets of $110.5 million and $227.5 million, in the aggregate, in the third quarter and first nine months of 2013, respectively, (iii) impairment charges of $5.4 million and $31.5 million related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia, to their estimated fair value less costs to sell in the third quarter and first nine months of 2013, respectively, (iv) $22.2 million related to the write-off of the carrying value of the Opana® intangible asset in the first quarter of 2013, (v) write-offs of $2.9 million and $22.3 million, in the aggregate, in the third quarter and first nine months of 2013, respectively, related to the discontinuation of certain products in the Brazilian, Canadian, and Polish markets, and (vi) $10.0 million related to the write-off of certain OTC skincare products in the U.S. in the third quarter of 2013.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration and other costs of $295.9 million and $398.5 million in the third quarter and first nine months of 2013, respectively, primarily related to the B&L and Medicis Acquisitions and other acquisitions. Refer to note 6 of notes to unaudited consolidated financial statements for further details.
In-Process Research and Development Impairments and Other Charges
In the third quarter of 2013, we recorded charges of $124.0 million primarily due to the write-off of (i) $93.8 million of IPR&D assets relating to the modified-release formulation of ezogabine/retigabine, and (ii) $27.3 million of IPR&D assets acquired by Valeant as part of Aton Pharma, Inc. (“Aton”) acquisition in May 2010, mainly related to the termination of the A007 (Lacrisert®) development program. Refer note 7 to the unaudited consolidated financial statements for additional information.
In the third quarter of 2012, we recorded charges of (i) $133.4 million related to the write-off of an acquired IPR&D asset related to the IDP-107 dermatology program, which was acquired in September 2010 as part of merger between the Company (then named Biovail Corporation (“Biovail”)) and Valeant, and (ii) $12.0 million related to a payment to terminate a research and development commitment with a third party. Through discussion with various internal and external Key Opinion Leaders, we completed our analysis of the Phase 2 study results for IDP-107 during the third quarter of 2012. This led to our decision in the third quarter of 2012 to terminate the program and fully impair the asset. As attempts to identify a partner for the program were not successful, we do not believe the program has value to a market participant.
Acquisition-Related Costs
Acquisition-related costs increased $4.0 million, or 88%, to $8.7 million in the third quarter of 2013 as compared with $4.6 million in the third quarter of 2012, primarily reflecting acquisition activities in the third quarter of 2013 primarily related to the B&L acquisition, partially offset by higher expenses incurred in the third quarter of 2012 related to other 2012 acquisitions. Acquisition-related costs decreased $1.5 million, or 6%, to $24.4 million in the first nine months of 2013, compared with $26.0 million in the first nine months of 2012, reflecting higher expenses incurred in the first nine months of 2012 related to the OraPharma acquisition and other 2012 acquisitions, partially offset by acquisition activities in the first nine months of 2013 primarily related to the B&L and Obagi acquisitions. See note 3 to the unaudited consolidated financial statements for additional information regarding business combinations.
Legal Settlements and Related Fees
Legal settlements and related fees increased to $149.6 million in the third quarter of 2013, and increased $98.4 million, or 173%, to $155.2 million in the first nine months of 2013, compared with $56.8 million in the first nine months of 2012, primarily due to a charge of $142.5 million in the third quarter of 2013 related to a settlement agreement with Anacor Pharmaceuticals, Inc., partially offset by a settlement of antitrust litigation and the associated legal fees in the second quarter of 2012. Refer to note 19 of notes to unaudited consolidated financial statements for further details.
Acquisition-Related Contingent Consideration
In the third quarter and first nine months of 2013, we recognized an acquisition-related contingent consideration gain of $35.0 million and $33.5 million, respectively. The net gain was primarily driven by a net gain related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011. In April 2013, Mylan Inc. launched a generic Zovirax® ointment, which was earlier than we previously anticipated. Also, in April 2013, we entered into an agreement with Actavis, Inc. (“Actavis”) to launch the authorized generic ointment for Zovirax®. Refer to note 5 of notes to unaudited consolidated financial statements for further information regarding the agreement with Actavis. As a result of analysis in the third quarter of 2013 of performance trends since the generic entrant, we adjusted the projected revenue forecast, resulting in an acquisition-related contingent consideration net gain of $25.6 million and $23.8 million in the third quarter and first nine months of 2013, respectively. Also contributing to the acquisition-related contingent consideration net gain was a net gain of $6.9 million, which resulted from the termination, in the third quarter of 2013, of the A007 (Lacrisert®) development program, which impacted the probability associated with potential milestone payments. Refer to note 7 of notes to unaudited consolidated financial statements for further information.
In the third quarter and first nine months of 2012, we recognized an acquisition-related contingent consideration loss of $5.6 million and $23.2 million, respectively, primarily driven by accretion for the time value of money for the Elidel®/Xerese®/Zovirax® agreement with Meda and the iNova acquisition, partially offset by a gain related to a shift in timing which impacted the revenue assumptions associated with potential milestone payments for the A007 (Lacrisert®) development program.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the third quarters and first nine months of 2013 and 2012 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
($ in 000s; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	2,686	1,156	1,530	132	5,336	3,299	2,037	62
Interest expense	(249,306)	(116,042)	(133,264)	115	(581,414)	(318,681)	(262,733)	82
Loss on extinguishment of debt	(8,161)	(2,322)	(5,839)	NM	(29,540)	(2,455)	(27,085)	NM
Foreign exchange and other	5,079	(1,603)	6,682	NM	(3,564)	18,458	(22,022)	(119)
Gain on investments, net	—	—	—	NM	5,822	2,024	3,798	188
Total non-operating expense	(249,702)	(118,811)	(130,891)	110	(603,360)	(297,355)	(306,005)	103
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $133.3 million, or 115%, to $249.3 million in the third quarter of 2013, compared with $116.0 million in the third quarter of 2012, and increased $262.7 million, or 82%, to $581.4 million in the first nine months of 2013, compared with $318.7 million in the first nine months of 2012, primarily reflecting the following:

•
an increase of $114.2 million and $205.3 million, in the aggregate, in the third quarter and first nine months of 2013, respectively, primarily related to higher debt balances, driven by the new borrowings during the period. Refer to note 11 of notes to unaudited consolidated financial statements for further details; and

•
an increase of $18.6 million and $56.2 million, in the aggregate, in the third quarter and first nine months of 2013, respectively, related to the non-cash amortization of debt discounts and deferred financing costs, including the write-off of deferred financing costs related to the commitment letter entered into in connection with the financing of the B&L Acquisition. Refer to note 11 of notes to unaudited consolidated financial statements for further details.

As a result of the financing obtained in connection with the B&L Acquisition, we expect an increase in interest expense in the fourth quarter of 2013 and in future years. Refer to note 11 of notes to unaudited consolidated financial statements for further details.
Loss on Extinguishment of Debt
In the third quarter and first nine months of 2013, we recognized losses of $8.2 million and $29.5 million, respectively, related primarily to (i) the refinancing of our term loan B facility and our incremental term loan B facility on February 21, 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”), and (ii) the redemption of 9.875% senior notes assumed in connection with the B&L Acquisition in the third quarter of 2013 (see note 3 to the unaudited consolidated financial statements for additional information).
In the third quarter and first nine months of 2012, we recognized losses of $2.3 million and $2.5 million, respectively, mainly on the settlement of the 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”) in the third quarter of 2012.
Foreign Exchange and Other
Foreign exchange and other increased $6.7 million to a gain of $5.1 million in the third quarter of 2013, compared with a loss of $1.6 million in the third quarter of 2012, primarily due to the translation gains from our European operations in the third quarter of 2013. Foreign exchange and other decreased $22.0 million, or 119%, to a loss of $3.6 million in the first nine months of 2013, compared with a gain of $18.5 million in the first nine months of 2012, primarily due to (i) the $29.2 million gain realized in the first nine months of 2012 on an intercompany loan that was not designated as permanent in nature that did not similarly occur in the first nine months of 2013, (ii) an unrealized foreign exchange loss of $8.3 million on an intercompany financing arrangement in the first quarter of 2013, partially offset by (iii) the translation gains from our European operations in the first nine months of 2013.
Gain on Investments, Net

In the first nine months of 2013, we recognized gain on investment, net of $5.8 million. The gain on investment, net was primarily driven by a realized gain of $4.0 million on the sale of an equity investment assumed in connection with the Medicis Acquisition in December 2012.
Income Taxes
The following table displays the dollar amounts of the current and deferred recovery of income taxes in the third quarters and first nine months of 2013 and 2012 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
($ in 000s; (Income) Expense)	$	$	$	%	$	$	$	%
Current income tax expense	16,400	10,100	6,300	62	38,500	35,100	3,400	10
Deferred income tax recovery	(185,625)	(107,092)	(78,533)	73	(286,200)	(127,802)	(158,398)	124
Total recovery of income taxes	(169,225)	(96,992)	(72,233)	74	(247,700)	(92,702)	(154,998)	167
____________________________________
NM — Not meaningful
In the three-month period ended September 30, 2013, we recognized an income tax benefit of $169.2 million, which comprised of $171.0 million related to the expected tax provision in tax jurisdictions outside of Canada in addition to an income tax provision of $1.8 million related to Canadian income taxes. In the nine-month period ended September 30, 2013, we recognized an income tax benefit of $247.7 million, which comprised of $252.5 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax expense of $4.8 million related to Canadian income taxes. In the three-month and nine-month periods ended September 30, 2013, our effective tax rate was primarily impacted by (i) tax provision generated from our annualized effective tax rate applied against our overall loss for the nine months ended September 30, 2013, (ii) the impairment of intangibles in the U.S. and Australia, (iii) recognition of U.S. research and development credits associated with a change in tax law, (iv) true-ups recorded for recently filed returns in the U.S. and Canada and (v) the establishment of a valuation allowance on our previously recorded “reported” foreign tax credits in the U.S. due to the expectation that they will expire before usage.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table displays a summary of our financial condition as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	596,347	916,091	(319,744)	(35)
Long-lived assets(1)	24,053,948	14,912,759	9,141,189	61
Long-term debt, including current portion	(17,404,714)	(11,015,625)	(6,389,089)	58
Valeant Pharmaceuticals International, Inc. shareholders’ equity	4,949,113	3,717,398	1,231,715	33
__________________
(1)Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents decreased $319.7 million, or 35%, to $596.3 million as of September 30, 2013, compared with $916.1 million at December 31, 2012, which primarily reflected the following uses of cash:

•
$5,228.5 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the B&L, Obagi, Natur Produkt and Eisai acquisitions in the first nine months of 2013;

•	$4,163.9 million repayment of long-term debt assumed in connection with the B&L Acquisition in August 2013;

•	$418.8 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$233.6 million repayment of long-term debt assumed in connection with the Medicis Acquisition in December 2012;

•	contingent consideration payments within financing activities of $98.1 million primarily related to the OraPharma acquisition and the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011;

•
$80.5 million related to debt issue costs paid primarily due to the issuance of senior notes and the incremental term loan facilities in the third quarter of 2013 and the repricing of our senior secured term loan A facility, our senior secured term loan B facility and our incremental term loan B facility, in the aggregate (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$55.6 million related to the repurchase of our common shares;

•	purchases of property, plant and equipment of $51.7 million;

•	$37.6 million repayment of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition; and

•
$28.8 million repayments under our senior secured term loan B facility and our incremental term loan B facility, in the aggregate, (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Those factors were partially offset by the following sources of cash:

•
$3,826.4 million of net borrowings under our incremental term loan facilities in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
$3,184.7 million of net proceeds on the issuance of senior notes in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	the net proceeds of $2,269.9 million related to the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition;

•	$762.1 million in operating cash flows; and

•	the proceeds of $17.0 million on the sale of marketable securities assumed in connection with the Medicis Acquisition.
Long-Lived Assets
Long-lived assets increased $9,141.2 million, or 61%, to $24,053.9 million as of September 30, 2013, compared with $14,912.8 million at December 31, 2012, primarily due to:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2013 acquisitions of $10,808.9 million, in the aggregate, primarily related to the B&L, Obagi, Natur Produkt and Eisai acquisitions; and

•	purchases of property, plant and equipment of $51.7 million.
Those factors were partially offset by:

•	the depreciation of property, plant and equipment and amortization of $962.1 million, in the aggregate;

•
the impairments of finite-lived intangible assets of $611.7 million, in the aggregate, which includes an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013. For more information regarding these impairment charges, see notes 7 and 10 to the unaudited consolidated financial statements;

•
the write-off of acquired IPR&D assets of $122.9 million, in the aggregate, primarily due to the write-off of (i) IPR&D assets relating to the modified-release formulation of ezogabine/retigabine, and (ii) IPR&D assets acquired by Valeant as part of Aton acquisition in May 2010, mainly related to the termination of the A007 (Lacrisert®) development program. Refer note 7 to the unaudited consolidated financial statements for additional information; and

•	a decrease from foreign currency exchange of $27.2 million.
Long-Term Debt
Long-term debt (including the current portion) increased $6,389.1 million, or 58%, to $17,404.7 million as of September 30, 2013, compared with $11,015.6 million at December 31, 2012, primarily due to:

•	the inclusion of the assumed long-term debt of B&L of $4,209.9 million (as described in the note 3 of notes to unaudited consolidated financial statements);

•
$3,826.4 million of net borrowings under our incremental term loan facilities in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•
$3,184.7 million of net proceeds on the issuance of senior notes in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Those factors were partially offset by:

•
$4,163.9 million repayment of long-term debt assumed in connection with the B&L Acquisition in August 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$418.8 million repayment under our senior secured term loan A facility (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$233.6 million repayment of long-term debt assumed in connection with the Medicis Acquisition in December 2012; and

•
$28.8 million repayments under our senior secured term loan B facility and our incremental term loan B facility, in the aggregate (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Valeant Pharmaceuticals International, Inc. Shareholders’ Equity
Valeant Pharmaceuticals International, Inc. shareholders’ equity increased $1,231.7 million, or 33%, to $4,949.1 million as of September 30, 2013, compared with $3,717.4 million at December 31, 2012, primarily due to:

•	an increase of $2,269.3 million related to the issuance of our common stock in June 2013 in connection with the B&L Acquisition; and

•	$32.5 million of share-based compensation recorded in additional paid-in capital.
Those factors were partially offset by:

•	a net loss attributable to the Company of $989.9 million;

•	a decrease of $55.6 million related to the repurchase of our common shares in the first nine months of 2013; and

•
a negative foreign currency translation adjustment of $40.5 million to other comprehensive income (loss), mainly due to the impact of a strengthening of the U.S. dollar relative to a number of other currencies, including the Canadian dollar, Brazilian real, Mexican peso and Australian dollar, which decreased the reported value of our net assets denominated in those currencies, partially offset by the impact of weakening of the U.S. dollar relative to the Euro.

Cash Flows
Our primary sources of cash include: cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, interest and principal payments, securities repurchases, restructuring activities, salaries and benefits, inventory purchases, research and development spending, sales and marketing activities, capital expenditures, legal costs, and litigation and regulatory settlements. The following table displays cash flow information for the third quarters and first nine months of 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
($ in 000s)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	201,712	166,827	34,885	21	762,089	588,659	173,430	29
Net cash used in investing activities	(4,469,109)	(297,396)	(4,171,713)	NM	(5,235,738)	(991,916)	(4,243,822)	NM
Net cash provided by (used in) financing activities	2,318,478	(7,932)	2,326,410	NM	4,158,640	495,004	3,663,636	NM
Effect of exchange rate changes on cash and cash equivalents	5,876	965	4,911	NM	(4,735)	1,872	(6,607)	NM
Net (decrease) increase in cash and cash equivalents	(1,943,043)	(137,536)	(1,805,507)	NM	(319,744)	93,619	(413,363)	NM
Cash and cash equivalents, beginning of period	2,539,390	395,266	2,144,124	NM	916,091	164,111	751,980	NM
Cash and cash equivalents, end of period	596,347	257,730	338,617	NM	596,347	257,730	338,617	NM
___________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $34.9 million, or 21%, to $201.7 million in the third quarter of 2013, compared with $166.8 million in the third quarter of 2012, primarily due to:

•
the inclusion of cash flows in the third quarter of 2013 from all 2012 acquisitions, primarily the Medicis and OraPharma acquisitions, as well as all 2013 acquisitions, primarily the B&L, Natur Produkt and Obagi acquisitions;

•	incremental cash flows from continued growth in the existing business; and

•
a decreased investment in working capital of $117.5 million in the third quarter of 2013, primarily related to accounts receivable, reflecting (i) a positive impact from the timing of sales and related collections in the U.S. in 2013 and (ii) the increase in receivables in the prior year period reflecting strong sales in September 2012, partially offset by (iii) an increase in receivables related to the B&L business in the post-acquisition period. The working capital comparisons were also positively impacted by timing of certain B&L restructuring costs which had been accrued, but not yet paid, as of September 30, 2013, more than offset by (i) payments, in the post-acquisition period, of interest on debt assumed in the B&L Acquisition and certain compensation-related costs related to the B&L business and (ii) the impact of changes related to timing of other payments and receipts in the ordinary course of business.

Those factors were partially offset by:

•	higher payments of $180.6 million related to restructuring, integration and other costs in the third quarter of 2013; and

•	a decrease in contribution of $113.9 million in the third quarter of 2013 related to the lower sales of the Zovirax® franchise, Retin-A Micro® and BenzaClin® as a result of generic competition.
Net cash provided by operating activities increased $173.4 million, or 29%, to $762.1 million in the first nine months of 2013, compared with $588.7 million in the first nine months of 2012, primarily due to:

•
the inclusion of cash flows in the first nine months of 2013 from all 2012 acquisitions, primarily the Medicis, OraPharma, University Medical, Atlantis, Probiotica and Gerot Lannach acquisitions, as well as all 2013 acquisitions, primarily the B&L, Natur Produkt and Obagi acquisitions;

•	incremental cash flows from continued growth in the existing business; and

•
a decreased investment in working capital of $87.3 million in the first nine months of 2013, primarily related to accounts receivable, reflecting (i) a positive impact from the timing of sales and related collections in the U.S. in 2013 and (ii) the increase in receivables in the prior year period reflecting strong sales in September 2012, partially offset by (iii) an increase in receivables related to the B&L business in the post-acquisition period. The working capital comparisons were also positively impacted by timing of certain B&L restructuring costs which had been accrued, but not yet paid, as of September 30, 2013, more than offset by (i) payments, in the post-acquisition period, of interest on debt assumed in the B&L Acquisition and certain compensation-related costs related to the B&L business and (ii) the impact of changes related to timing of other payments and receipts in the ordinary course of business.

Those factors were partially offset by:

•
a decrease in contribution of $215.1 million in the first nine months of 2013, primarily related to the lower sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® as a result of generic competition;

•	higher payments of $179.1 million related to restructuring, integration and other costs in the first nine months of 2013; and

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga® in the first nine months of 2012 that did not similarly occur in the first nine months of 2013.
Investing Activities
Net cash used in investing activities increased $4,171.7 million to $4,469.1 million in the third quarter of 2013, compared with $297.4 million in the third quarter of 2012, primarily due to:

•	an increase of $4,192.5 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate.
This factor was partially offset by:

•	a decrease of $32.1 million in purchases of property, plant and equipment.
Net cash used in investing activities increased $4,243.8 million to $5,235.7 million in the first nine months of 2013, compared with $991.9 million in the first nine months of 2012, primarily due to:

•	an increase of $4,247.4 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate; and

•
an increase of $49.5 million, related to lower proceeds from sales of assets, primarily attributable to the cash proceeds of $66.3 million for the sale of the IDP-111 and 5-FU products in the first quarter of 2012, partially offset by the proceeds related to the sale of Buphenyl® in the second quarter of 2013.

Those factors were partially offset by:

•	a decrease of $30.1 million in purchases of property, plant and equipment;

•	a decrease of $8.2 million related to a transfer to restricted cash in the second quarter of 2012 related to the acquisition of certain assets from Atlantis in May 2012;

•	a decrease of $7.6 million related to higher proceeds from the sale of marketable securities; and

•	a decrease of $7.2 million related to purchases of marketable securities in the first quarter of 2012.
Financing Activities
Net cash provided by financing activities was $2,318.5 million in the third quarter of 2013, compared with net cash used in financing activities of $7.9 million in the third quarter of 2012, reflecting an increase of $2,326.4 million, primarily due to:

•
an increase of $3,826.4 million of net borrowings under our incremental term loan facilities in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
an increase related to net proceeds of $3,184.7 million from the issuance of senior notes in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•	an increase of $62.1 million related to the settlement of the 5.375% Convertible Notes in the third quarter of 2012 that did not similarly occur in the third quarter of 2013.
Those factors were partially offset by:

•	a decrease of $4,163.9 million related to the repayment of long-term debt assumed in connection with the B&L Acquisition in August 2013;

•	a decrease of $250.0 million of borrowings under our revolving credit facility in the third quarter of 2013;

•
a decrease of $184.2 million related to the higher repayments under our senior secured term loan A facility in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	a decrease of $103.6 million in net borrowings under our senior secured term loan B facility in the third quarter of 2013; and

•
a decrease of $24.3 million related to the higher debt issue costs paid primarily due to the issuance of senior notes and the incremental term loan facilities in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Net cash provided by financing activities increased $3,663.6 million to $4,158.6 million in the first nine months of 2013, compared with $495.0 million in the first nine months of 2012, primarily due to:

•
an increase of $3,826.4 million of net borrowings under our incremental term loan facilities in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
an increase related to net proceeds of $3,184.7 million from the issuance of senior notes in the third quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	the net proceeds of $2,269.9 million related to the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition;

•	an increase of $225.1 million related to lower repurchases of common shares in the first nine months of 2013;

•
an increase of $195.0 million related to lower repayments under our revolving credit facility in the first nine months of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•	an increase of $62.1 million related to the settlement of the 5.375% Convertible Notes in the third quarter of 2012 that did not similarly occur in the third quarter of 2013.
Those factors were partially offset by:

•	a decrease of $4,163.9 million related to the repayment of long-term debt assumed in connection with the B&L Acquisition in August 2013;

•	a decrease of $1,285.6 million in net borrowings under our senior secured term loan B facility in the first nine months of 2013;

•
a decrease of $340.4 million related to the higher repayments under our senior secured term loan A facility in the first nine months of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$233.6 million related to the repayment of long-term debt assumed in connection with the Medicis Acquisition in December 2012;

•
a decrease of $55.4 million related to the higher debt issue costs paid primarily due to the issuance of senior notes and the incremental term loan facilities in the third quarter of 2013 and the repricing of our senior secured term loan A facility, our senior secured term loan B facility and our incremental term loan B facility in the first quarter of 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$37.6 million in repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition; and

•
a decrease due to higher contingent consideration payments of $18.2 million, in the first nine months of 2013, primarily due to a payment of $40.0 million related to the OraPharma acquisition, partially offset by (i) a contingent consideration payment in the second quarter of 2012 related to the PharmaSwiss S.A. acquisition in March 2011 and (ii) lower contingent consideration payments related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda in June 2011.

Financial Assets (Liabilities)

The following table displays our net financial liability position as of September 30, 2013 and December 31, 2012:

	Maturity Date	As of September 30, 2013	As of December 31, 2012	Change
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		596,347	916,091	(319,744)	(35)
Marketable securities		—	11,577	(11,577)	(100)
Total financial assets		596,347	927,668	(331,321)	(36)

Financial liabilities:
New Revolving Credit Facility(1)	April 2018	—	—	—	—
New Term Loan A Facility(1)	April 2016	(1,666,535)	(2,083,462)	416,927	(20)
Tranche A Term Loans(1)	April 2016	(742,528)	—	(742,528)	—
New Term Loan B Facility(1)	February 2019	(1,255,373)	(1,275,167)	19,794	(2)
New Incremental Term Loan B Facility(1)	December 2019	(965,790)	(973,988)	8,198	(1)
Tranche B Term Loans(1)	August 2020	(3,087,242)	—	(3,087,242)	—
Japanese Revolving Credit Facility	July 2014	(34,192)	—	(34,192)	—
Senior Notes:
6.50%(2)	July 2016	(915,500)	(915,500)	—	—
6.75%(2)	October 2017	(498,573)	(498,305)	(268)	—
6.875%(2)	December 2018	(939,953)	(939,277)	(676)	—
7.00%(2)	October 2020	(686,983)	(686,660)	(323)	—
6.75%(2)	August 2021	(650,000)	(650,000)	—	—
7.25%(2)	July 2022	(542,016)	(541,335)	(681)	—
6.375%(2)(3)	October 2020	(2,220,346)	(1,724,520)	(495,826)	29
6.375%(2)(3)	October 2020	—	(492,720)	492,720	(100)
6.75%(4)	August 2018	(1,580,863)	—	(1,580,863)	—
7.50%(4)	July 2021	(1,605,245)	—	(1,605,245)	—
Convertible Notes:
1.375% Convertible Notes	June 2017	(209)	(228,576)	228,367	(100)
2.50% Convertible Notes	June 2032	—	(5,133)	5,133	(100)
1.50% Convertible Notes	June 2033	—	(84)	84	(100)
Other	Various	(13,366)	(898)	(12,468)	NM
Total financial liabilities		(17,404,714)	(11,015,625)	(6,389,089)	58
Net financial liabilities		(16,808,367)	(10,087,957)	(6,720,410)	67
____________________________________
NM — Not meaningful

(1)	Together, the “Senior Secured Credit Facilities” under our Credit Agreement.

(2)	The senior notes issued by our wholly-owned subsidiary, Valeant.

(3)
On March 29, 2013, we announced that our wholly-owned subsidiary, Valeant, commenced an offer to exchange (the “Exchange Offer”) any and all of its outstanding $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “Existing Notes”) into the previously outstanding $1.75 billion 6.375% senior notes due 2020. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Existing Notes with the anticipated result being that some or all of such notes would be part of a single series of 6.375% senior notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of our debt outstanding, expired on April 26, 2013. $497.7 million of aggregate principal amount of the Existing Notes was exchanged as of such date. In the third quarter of 2013, we executed a private exchange of the remaining $2.3 million of aggregate principal amount of the Existing Notes into the previously outstanding $1.75 billion 6.375% senior notes due 2020.

(4)	The senior notes issued by us.
On January 24, 2013, we and certain of our subsidiaries as guarantors entered into Amendment No. 3 to the Credit Agreement to reprice our senior secured term loan A facility (the “Term Loan A Facility”, as so amended, the “New Term Loan A Facility”)

and our revolving credit facility (the “Revolving Credit Facility”, as so amended, the “Amended Revolving Credit Facility”). As amended, the applicable margins for the New Term Loan A Facility and the Amended Revolving Credit Facility each were reduced by 0.75%.
On February 21, 2013, we and certain of our subsidiaries as guarantors entered into Amendment No. 4 to the Credit Agreement to effectuate a repricing of our existing senior secured term loan B facility and incremental term loan B loans (the “Term Loan B Facility” and the “Incremental Term Loan B Facility”, respectively, and the “Term Loan B Repricing Transaction”) by the issuance of $1.3 billion and $1.0 billion in new incremental term loans (the “Repriced Term Loan B Facility” and the “Repriced Incremental Term Loan B Facility”, respectively, and together, the “Repriced Term Loan B Facilities”). Term loans under the Term Loan B Facility and the Incremental Term Loan B Facility were either exchanged for, or repaid with the proceeds of the Repriced Term Loan B Facilities. The applicable margins for borrowings under the Repriced Term Loan B Facilities are 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor and a 1.75% base rate floor. The term loans under the Repriced Term Loan B Facility and the Repriced Incremental Term Loan Facility mature on February 13, 2019 and December 11, 2019, respectively, began amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the previous Term Loan B Facility and the Incremental Term Loan B Facility, respectively. In connection with the refinancing of the Term Loan B Facility and the Incremental Term Loan B Facility pursuant to the Term Loan B Repricing Transaction, we paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the Term Loan B Facility and Incremental Term Loan B Facility. In addition, repayments of outstanding loans under the Repriced Term Loan B Facilities in connection with certain refinancings on or prior to August 21, 2013 require a prepayment premium of 1.0% of such loans prepaid. In connection with the Term Loan B Repricing Transaction, we recognized a loss on extinguishment of debt of $21.4 million in the three-month period ended March 31, 2013.
On June 6, 2013, we and certain of our subsidiaries, as guarantors, entered into Amendment No. 5 to the Credit Agreement to implement certain revisions in connection with the B&L Acquisition. The amendment provided for certain revisions in connection with, among other things, the formation of VPII Escrow Corp., the offering of the senior unsecured notes by VPII Escrow Corp., the equity offering, the waiver of certain closing conditions and/or requirements in connection with the incurrence of incremental term loans and/or establishment of incremental revolving commitments related to the B&L Acquisition and the consummation of the B&L Acquisition.
On June 26, 2013, we and certain of our subsidiaries, as guarantors, entered into Amendment No. 6 to the Credit Agreement to, among other things, allow for the increase in commitments under the Amended Revolving Credit Facility and the extension of the maturity of the Amended Revolving Credit Facility to April 2018, and to amend certain other provisions of the Credit Agreement. On July 15, 2013, the increase in commitments and maturity extension under the Amended Revolving Credit Facility was completed, with commitments increased by $550.0 million to $1.0 billion (the “New Revolving Credit Facility”).
In connection with the B&L Acquisition, we and our subsidiary, Valeant, entered into a commitment letter dated as of May 24, 2013 (as amended and restated as of June 4, 2013, the “Commitment Letter”), with Goldman Sachs Lending Partners LLC, Goldman Sachs Bank USA and other financial institutions to provide up to $9.275 billion of unsecured bridge loans. In connection with the effectiveness of Amendment No. 5, $4.3 billion of the commitments under the Commitment Letter were reallocated from unsecured bridge loans to a commitment in respect of incremental term loans under our Senior Secured Credit Facilities and were not subject to a commitment fee. Subsequently, we obtained $9.575 billion in financing through a syndication of incremental term loan facilities under our existing Senior Secured Credit Facilities of $4.05 billion (the “Incremental Term Loan Facilities”), the issuance of the 6.75% senior notes due 2018 (the “2018 Senior Notes”) in an aggregate principal amount of $1.6 billion, the issuance of the 7.50% senior notes due 2021 (the “2021 Senior Notes”) in an aggregate principal amount of $1.625 billion, and the issuance of new equity of approximately $2.3 billion. The proceeds from the issuance of the Incremental Term Loan Facilities, the 2018 Senior Notes, the 2021 Senior Notes and the equity were utilized to fund (i) the transactions contemplated by the Merger Agreement, (ii) B&L’s obligation to repay all outstanding loans under certain of its existing credit facilities, (iii) B&L’s tender offer for or discharge or irrevocable call for redemption and deposit of cash to effect such discharge or redemption of B&L’s 9.875% Senior Notes due 2015 and (iv) certain transaction expenses. In connection with the Commitment Letter, we incurred approximately $37.3 million in fees, which were recognized as deferred financing costs. In the second quarter of 2013, we expensed $24.2 million of deferred financing costs associated with the Commitment Letter. The remaining $13.1 million of deferred financing costs was expensed in the third quarter of 2013 upon closing of the 2018 Senior Notes and 2021 Senior Notes on July 12, 2013.
On June 27, 2013, we priced the Incremental Term Loan Facilities in the aggregate principal amount of $4,050.0 million under our existing Senior Secured Credit Facilities. The Incremental Term Loan Facilities consist of (1) $850.0 million of tranche A term loans, maturing on April 20, 2016 (the “Tranche A Term Loans”), bearing interest at a rate per annum equal to, at our election, (i) the base rate plus 1.25% or (ii) LIBO rate plus 2.25% and having terms that are consistent with our existing New

Term Loan A Facility, and (2) $3,200.0 million of tranche B term loans maturing on August 5, 2020 (the “Tranche B Term Loans”), bearing interest at a rate per annum equal to, at our election, (i) the base rate plus 2.75%, subject to a 1.75% base rate floor or (ii) LIBO rate plus 3.75%, subject to a 0.75% LIBO rate floor and having terms that are consistent with our New Term Loan B Facility. The Incremental Term Loan Facilities closed on August 5, 2013, concurrent with the closing of the B&L Acquisition. Pursuant to the Credit Agreement, in connection with the funding of the Incremental Term Loan Facilities, the interest margins under the Repriced Term Loan B Facility and the Repriced Incremental Term Loan B Facility increased by 0.875% per annum.
On July 12, 2013, VPII Escrow Corp. (the “Issuer”), our newly formed wholly-owned subsidiary, issued $1,600.0 million aggregate principal amount of the 2018 Senior Notes and $1,625.0 million aggregate principal amount of the 2021 Senior Notes (collectively, the “Notes”) in a private placement. The 2018 Senior Notes mature on August 15, 2018 and bear interest at the rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The 2021 Senior Notes mature on July 15, 2021 and bear interest at the rate of 7.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2014. In connection with the issuances of the 2018 Senior Notes and the 2021 Senior Notes, we incurred approximately $20.0 million and $20.3 million in underwriting fees, respectively, which are recognized as debt issue discount and which resulted in net proceeds of $1,580.0 million and $1,604.7 million, respectively. At the time of the closing of the B&L Acquisition, (1) the Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to us, (2) we assumed all of the Issuer’s obligations under the Notes and the related indenture and (3) the funds previously held in escrow were released to us and were used to finance the B&L Acquisition as described above.
On September 17, 2013, we and certain of our subsidiaries, as guarantors, entered into Amendment No. 7 to the Credit Agreement to effectuate a repricing of the Repriced Term Loan B Facilities by issuance of $1,287.0 million and $990.0 million in new incremental term loans (the “New Term Loan B Facility” and the “New Incremental Term Loan B Facility”, respectively, and together, the “New Term Loan B Facilities”). Term loans under the Repriced Term Loan B Facility and the Repriced Incremental Term Loan B Facility were either exchanged for, or repaid with the proceeds of the New Term Loan B Facilities.  The applicable margins for borrowings under the New Term Loan B Facilities are 2.0% with respect to base rate borrowings and 3.0% with respect to LIBO rate borrowings, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor. The incremental term loans under the New Term Loan B Facility and the New Incremental Term Loan B Facility have terms consistent with the previous Repriced Term Loan B Facility and the Repriced Incremental Term Loan B Facility.
In connection with the B&L Acquisition, we assumed B&L’s outstanding long-term debt, including current portion, of approximately $4,209.9 million at the B&L acquisition date. Subsequent to the acquisition date, the Company settled the majority of the assumed long-term debt. As of September 30, 2013, the B&L’s outstanding long-term debt, including current portion, is comprised of the following: (i) Japanese yen-denominated variable-rate backed secured revolving credit facility (the “Japanese Revolving Credit Facility”) and (ii) debentures.
Japanese Revolving Credit Facility
The Japanese Revolving Credit Facility is available in amounts of up to ¥3.36 billion ($34.2 million at September 30, 2013), expiring on July 8, 2014 and bears an interest rate of the Tokyo Interbank Offered Rate plus 0.75% per annum. The Japanese Revolving Credit Facility had an initial term of one year and is renewable annually.
Debentures
The debentures outstanding as of September 30, 2013 that were assumed by us in connection with the B&L Acquisition consist of two tranches: (i) 7.125% senior notes, due August 1, 2028, with outstanding principal amount of $11.7 million and (ii) 6.56% senior notes, due August 12, 2026, with outstanding principal amount of less than $0.1 million.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our Senior Secured Credit Facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $5,759.6 million and total liabilities of $2,948.6 million as of September 30, 2013, and net revenues of $929.6 million and net loss from operations of $369.3 million for the nine-month period ended September 30, 2013.
Our primary sources of liquidity are our cash, cash collected from customers, funds available from our New Revolving Credit Facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have no material commitments for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB- for Standard and Poor’s. A downgrade would increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of September 30, 2013, we were in compliance with all of our covenants related to our outstanding debt. As of September 30, 2013, our short-term portion of long-term debt consisted of $361.0 million, in the aggregate, primarily in term loans outstanding under the New Term Loan A Facility, the Incremental Term Loan Facilities, the New Term Loan B Facility and the New Incremental Term Loan B Facility, due in quarterly installments. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.
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
In the nine-month period ended September 30, 2012, under the 2011 Securities Repurchase Program, we repurchased $1.1 million principal amount of the 5.375% Convertible Notes for an aggregate purchase price of $4.0 million.
In the nine-month period ended September 30, 2012, under the 2011 Securities Repurchase Program, we also repurchased 5,257,454 of our common shares for an aggregate purchase price of $280.7 million. These common shares were subsequently cancelled.
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
In the nine-month period ended September 30, 2013, under the 2012 Securities Repurchase Program, we repurchased 507,957 of our common shares for an aggregate purchase price of $35.7 million. These common shares were subsequently cancelled.
Since the commencement of the 2012 Securities Repurchase Program through October 29, 2013, we have repurchased $35.7 million, in the aggregate, of our common shares.
Additional Repurchases
In addition to the repurchases made under the 2012 Securities Repurchase Program, during the second quarter of 2013, we repurchased an additional 217,294 of our common shares on behalf of certain members of our Board of Directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. These common shares were subsequently transferred to such directors. These common shares were repurchased for an aggregate purchase price of $19.9 million. As the common shares were repurchased on behalf of certain of our directors, these repurchases were not made under the 2012 Securities Repurchase Program.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

The following table summarizes our contractual obligations related to our long-term debt, including interest as of September 30, 2013:

	Payments Due by Period
	Total	2013	2014 and 2015	2016 and 2017	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt obligations, including interest(1)	23,347,820	224,119	3,080,292	5,046,101	14,997,308
___________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.
The above table does not reflect contingent milestone payments to third parties as part of certain product development and license agreements assumed in connection with the B&L Acquisition. These milestones include contingent milestone payments of up to $162.5 million and $95.0 million related to licensing agreement with NicOx, which granted B&L exclusive worldwide rights to develop and commercialize latanoprostene bunod, and a Development Collaboration and Exclusive Option Agreement with Mimetogen Pharmaceuticals Inc., respectively. See note 5 to the unaudited consolidated financial statements for information related to these license and collaboration agreements assumed in connection with the B&L Acquisition.
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
On June 24, 2013, we issued 27,058,824 of our common shares. See note 15 to the unaudited consolidated financial statements for additional information relating to the equity issuance.
At October 29, 2013, we had 333,889,863 issued and outstanding common shares. In addition, we had 8,128,823 stock options and 950,109 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 929,177 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 2,369,417 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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

Recently Issued Accounting Standards, Not Adopted as of September 30, 2013
In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance to eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance will not impact our financial position or results of operations.
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

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of B&L, Medicis, and Obagi), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations;

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions, including from our recent acquisition of B&L (which we anticipate will be greater than $850 million) and our recent acquisition of Medicis (which we anticipate will be approximately $300 million) as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

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

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets (including the challenges created by new and different regulatory regimes in such countries);

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in the countries in which we do business;

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

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this MD&A, as well as under Item 1A. of Part II of this Form 10-Q for the quarter ended June 30, 2013, under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the 2012 Form 10-K.
Interest Rate Risk
As of September 30, 2013, we had $9,737.1 million and $7,908.8 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment and $34.2 million principal amount of variable rate debt that requires Japanese yen repayment. The estimated fair value of our issued fixed rate debt as of September 30, 2013 was $10,327.1 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $376.3 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $52.1 million in our consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to note 19 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as supplemented by risk factors disclosed in Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
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
In the three-month period ended September 30, 2013, we did not make any purchases of our senior notes or common shares under the 2012 Securities Repurchase Program.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

2.1*
Amendment No. 1, dated August 2, 2013, to the Agreement and Plan of Merger, dated as of May 24, 2013, by and among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated.

2.2*
Amendment No. 2, dated August 5, 2013, to the Agreement and Plan of Merger, dated as of May 24, 2013, by and among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated.

3.1	Certificate of Continuation, dated August 9, 2013, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.
3.2
Notice of Articles of Valeant Pharmaceuticals International, Inc., dated August 9, 2013, originally filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.

3.3
Articles of Valeant Pharmaceuticals International, Inc., dated August 8, 2013, originally filed as Exhibit 3.3 to the Company's Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.

4.1
Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 6.75% Senior Notes due 2018 and the 7.50% Senior Notes due 2021, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

4.2
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

4.3*
Second Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.4*
Second Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.5*
Third Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.6*
Sixth Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.7*
Sixth Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.8*
Seventh Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.9*
Eighth Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.10*
Third Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.11*
Fourth Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.12*
Seventh Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.13*
Seventh Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.14*
Eighth Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.15*
Ninth Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.16*
Fourth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.17*
Fifth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.18*
Eighth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.19*
Eighth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.20*
Ninth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.21*
Tenth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.22*
Fifth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.23*
Sixth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.24*
Ninth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.25*
Ninth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.26*
Tenth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.27*
Eleventh Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.28*
Sixth Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.29*
Seventh Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.30*
Tenth Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.31*
Tenth Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.32*
Eleventh Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.33*
Twelfth Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.34*
Seventh Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.35*
Eighth Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.36*
Eleventh Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.37*
Eleventh Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.38*
Twelfth Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.39*
Thirteenth Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.40*
Eighth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.41*
Ninth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.42*
Twelfth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.43*
Twelfth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.44*
Thirteenth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.45*
Fourteenth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.46*
Ninth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.47*
Tenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.48*
Thirteenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.49*
Thirteenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.50*
Fourteenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.51*
Fifteenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

10.1
Joinder Agreement dated August 5, 2013 relating to the Series A-2 Tranche A Term Loans, among Valeant Pharmaceuticals International, Inc., the guarantors named therein, the lenders party thereto, and GSLP, as the Administrative Agent and the Collateral Agent, originally filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.2
Joinder Agreement dated August 5, 2013 relating to the Series E Tranche B Term Loans, among Valeant Pharmaceuticals International, Inc., the guarantors named therein, the lenders party thereto, and GSLP as the Administrative Agent and the Collateral Agent, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.3*
Amendment No. 7, dated September 17, 2013, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

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

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: November 1, 2013	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 1, 2013	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1*
Amendment No. 1, dated August 2, 2013, to the Agreement and Plan of Merger, dated as of May 24, 2013, by and among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated.

2.2*
Amendment No. 2, dated August 5, 2013, to the Agreement and Plan of Merger, dated as of May 24, 2013, by and among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated.

3.1	Certificate of Continuation, dated August 9, 2013, originally filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.
3.2
Notice of Articles of Valeant Pharmaceuticals International, Inc., dated August 9, 2013, originally filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.

3.3
Articles of Valeant Pharmaceuticals International, Inc., dated August 8, 2013, originally filed as Exhibit 3.3 to the Company's Current Report on Form 8-K filed on August 13, 2013, which is incorporated by reference herein.

4.1
Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 6.75% Senior Notes due 2018 and the 7.50% Senior Notes due 2021, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

4.2
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

4.3*
Second Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.4*
Second Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.5*
Third Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.6*
Sixth Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.7*
Sixth Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.8*
Seventh Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.9*
Eighth Supplemental Indenture, dated as of July 26, 2013, by and among Obagi Medical Products, Inc., OMP, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A. as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.10*
Third Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.11*
Fourth Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.12*
Seventh Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.13*
Seventh Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.14*
Eighth Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.15*
Ninth Supplemental Indenture, dated as of August 30, 2013, by and among Bausch & Lomb Holdings Incorporated, Bausch & Lomb Incorporated, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.16*
Fourth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.17*
Fifth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.18*
Eighth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.19*
Eighth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.20*
Ninth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.21*
Tenth Supplemental Indenture, dated as of September 9, 2013, by and among Valeant Pharmaceuticals Australia Pty Limited, DermaTech Pty Limited, Private Formula International Holdings Pty Ltd, Private Formula International Pty Ltd, Ganehill Pty Ltd, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.22*
Fifth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.23*
Sixth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.24*
Ninth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.25*
Ninth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.26*
Tenth Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.27*
Eleventh Supplemental Indenture, dated as of September 9, 2013, by and among Ucyclyd Pharma, Inc., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.28*
Sixth Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.29*
Seventh Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.30*
Tenth Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.31*
Tenth Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.32*
Eleventh Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.33*
Twelfth Supplemental Indenture, dated as of September 17, 2013, by and among Przedsiębiorstwo Farmaceutyczne Jelfa S.A., Valeant Europe B.V., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.34*
Seventh Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.35*
Eighth Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.36*
Eleventh Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.37*
Eleventh Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.38*
Twelfth Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.39*
Thirteenth Supplemental Indenture, dated as of September 24, 2013, by and among Valeant Sp. z o.o., VP Valeant spółka z ograniczoną odpowiedzialnością sp.j., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.40*
Eighth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.41*
Ninth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.42*
Twelfth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.43*
Twelfth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.44*
Thirteenth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.45*
Fourteenth Supplemental Indenture, dated as of September 25, 2013, by and among Labenne Participaçōes Ltda., Probiótica Laboratórios Ltda., Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.46*
Ninth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.47*
Tenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of October 4, 2012, between VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.48*
Thirteenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.49*
Thirteenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.50*
Fourteenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of November 23, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.51*
Fifteenth Supplemental Indenture, dated as of October 23, 2013, by and among Akcinė bendrovė SANITAS, Valeant Pharmaceuticals International and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of September 28, 2010, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

10.1
Joinder Agreement dated August 5, 2013 relating to the Series A-2 Tranche A Term Loans, among Valeant Pharmaceuticals International, Inc., the guarantors named therein, the lenders party thereto, and GSLP, as the Administrative Agent and the Collateral Agent, originally filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.2
Joinder Agreement dated August 5, 2013 relating to the Series E Tranche B Term Loans, among Valeant Pharmaceuticals International, Inc., the guarantors named therein, the lenders party thereto, and GSLP as the Administrative Agent and the Collateral Agent, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.3*
Amendment No. 7, dated September 17, 2013, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as Guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto.

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