Form 10-K
period 2013-12-31
Valeant Pharmaceuticals International, Inc.
filed 2014-02-28
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-14956
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA, CANADA State or other jurisdiction of incorporation or organization	98-0448205 (I.R.S. Employer Identification No.)
2150 St. Elzéar Blvd. West Laval, Quebec Canada, H7L 4A8B (Address of principal executive offices)
Registrant's telephone number, including area code (514) 744-6792
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, No Par Value	New York Stock Exchange, Toronto Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $25,293,645,000 based on the last reported sale price on the New York Stock Exchange on June 28, 2013.
The number of outstanding shares of the registrant’s common stock, as of February 21, 2014 was 334,869,413.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2014 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013.

TABLE OF CONTENTS

GENERAL INFORMATION

i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” and “US$” are to United States dollars, references to “C$” are to Canadian dollars, references to “€” are to Euros, references to “AUD$” are to Australian dollars, references to “R$” are to Brazilian real, references to “MXN$” are to Mexican peso, references to “PLN” are to Polish zloty and references to “¥” are to Japanese yen. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2013.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: ACANYA®, AFEXA®, AKREOS®, AMBI®, ANTI-ANGIN®, ANTIGRIPPIN®, ARESTIN®, ATRALIN®, B&L®, B+L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BEDOYECTA®, BENZACLIN®, BESIVANCE®, BIAFINE®, BIOTRUE®, BIOVAIL®, CALADRYL®, CARAC®, CARDIZEM®, CERAVE®, CESAMET®, CLEAR + BRILLIANT®, CLODERM®, COLD-FX®, COLDSORE-FX®, COMFORTMOIST®, CONDITION & ENHANCE®, CORN HUSKERS®, CORTAID®, CRYSTALENS®, DERMAGLOW®, DERMIK®, DIASTAT®, DIFFLAM®, DUROMINE®, DURO-TUSS®, EFUDEX®, ELASTIDERM®, ERTACZO®, FRAXEL®, HYPERGEL™, JUBLIA®, LACRISERT®, LIPOSONIX®, LODALIS™, LOTEMAX®, LUZU™, MEDICIS®, MEPHYTON®, METERMINE®, MOISTURESEAL™, NU-DERM®, OBAGI®, OBAGI NU-DERM®, OBAGI CLENZIDERM®, OBAGI-C®, OCUVITE®, ORTHO DERMATOLOGICS®, PERLANE®, PERLANE-L®, POTIGA®, PRESERVISION®, PROLENSA®, PUREVISION®, PURPOSE®, RENOVA®, RENU®, RENU MULTIPLUS®, RESTYLANE®, RESTYLANE-L®, RETIN-A MICRO®, RIKODEINE®, SCULPTRA®, SCULPTRA AESTHETIC®, SHOWER TO SHOWER®, SOFLENS®, SOLODYN®, SOLTA MEDICAL®, STELLARIS®, SYPRINE®, TARGRETIN®, THERMAGE®, THERMAGE CPT®, TIAZAC®, TROBALT®, VALEANT®, VALEANT V & DESIGN®, VALEANT PHARMACEUTICALS & DESIGN®, VANOS®, VICTUS®, XENAZINE®, ZIANA®, and ZYCLARA®.
WELLBUTRIN®, WELLBUTRIN® XL, WELLBUTRIN XL® and ZOVIRAX® are trademarks of The GlaxoSmithKline Group of Companies and are used by us under license. ULTRAM® is a trademark of Johnson & Johnson and is used by us under license. MVE® is a registered trademark of DFB Technology Ltd. and is used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. VISUDYNE® is a registered trademark of Novartis Pharma AG and is used by us under license. DYSPORT® is a registered trademark of Ipsen Biopharm Limited and is used by us under license. MONOPRIL®, CEFZIL®, DURACEF® and MEGACE® are registered trademarks of Bristol-Myers Squibb Company and are used by us under license. BENSAL HP® is a registered trademark and is used by us under license from SMG Pharmaceuticals, LLC. EMERVEL® is a registered trademark of Galderma S.A. and is used by us under license. NEOTENSIL™ is a trademark of Living Proof, Inc. and is used by us under license. OPANA® is a registered trademark of Endo Pharmaceuticals Inc. and is used by us under license.
In addition to the trademarks noted above, we have filed trademark applications and/or obtained trademark registrations for many of our other trademarks in the U.S., Canada and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.
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
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•	the challenges and difficulties associated with managing the rapid growth of our Company and a larger, more complex business;

•	the introduction of generic competitors of our brand products;

•	the introduction of products that compete against our products that do not have patent or data exclusivity rights, which products represent a significant portion of our revenues;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•	our ability to identify, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of Solta Medical, Inc. (“Solta Medical”), Bausch & Lomb Holdings Incorporated (“B&L”), Obagi Medical Products, Inc. (“Obagi”), and Medicis Pharmaceutical Corporation ("Medicis”)), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations;

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions, including from our recent acquisition of B&L (which we anticipate will be greater than $850 million), as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

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

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets (including the challenges created by new and different regulatory regimes in those markets);

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in the countries in which we do business;

•
economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

•	our ability to retain, motivate and recruit executives and other key employees;

•	our ability to obtain and maintain sufficient intellectual property rights over our products and defend against challenge to such intellectual property;

•	the outcome of legal proceedings, investigations and regulatory proceedings;

•	the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits and/or withdrawals of products from the market;

•	the availability of and our ability to obtain and maintain adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face;

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, Health Canada and other regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

•	negative publicity or reputational harm to our products and business;

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

•	our ability to obtain components, raw materials or finished products supplied by third parties and other manufacturing and related supply difficulties, interruptions and delays;

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•	the seasonality of sales of certain of our products;

•	declines in the pricing and sales volume of certain of our products that are distributed by third parties, over which we have no or limited control;

•
compliance with, or the failure to comply with, health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and pricing practices, worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide environmental laws and regulation and privacy and security regulations;

•	the impacts of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate;

•	interruptions, breakdowns or breaches in our information technology systems; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. “Risk Factors”, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law.

v

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
Introduction
We are a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. In the Developed Markets segment, we focus most of our efforts in the eye health, dermatology, and neurology therapeutic classes. In the Emerging Markets segment, we focus primarily on branded generics, OTC products, and medical devices. We are diverse not only in our sources of revenue from our broad drug and medical device portfolio, but also among the therapeutic classes and geographic segments we serve.
Business Strategy
Our strategy is to focus the business on core geographies and therapeutic classes that offer attractive growth opportunities while maintaining our lower selling, general and administrative cost model and decentralized operating structure. We have an established portfolio of durable products with a focus in the eye health and dermatology therapeutic areas. We believe these areas are particularly attractive given that many of the products in these areas:

•	have potential for strong operating margins and solid growth;

•	are marked by a higher insured and self-pay component than other therapeutic areas and are less dependent on increasing government reimbursement pressures;

•	have limited patent risk;

•	have the potential for line extensions and life-cycle management opportunities; and

•	are smaller on an individual basis, and therefore typically not the focus of larger pharmaceutical companies.
Another critical element of our strategy is business development. We have completed numerous transactions over the past few years to expand our portfolio offering and geographic footprint, including, among others, the acquisitions of Bausch & Lomb Holdings Incorporated (“B&L”) and Medicis Pharmaceutical Corporation (“Medicis”). We will continue to pursue value-added business development opportunities as they arise.
The growth of our business is further augmented through our lower risk research and development model. This model allows us to advance certain development programs to drive future commercial growth, while minimizing our research and development expense. This is achieved primarily as follows:

•	focusing our efforts on niche therapeutic areas such as eye health, dermatology and podiatry, aesthetics, and dentistry, including life-cycle management programs for currently marketed products; and

•	acquiring dossiers and registrations for branded generic products, which require limited manufacturing start-up and development activities.

In addition to selective acquisitions and product development, our strategy also involves deploying cash through debt repayments and repurchases, as well as share buybacks.
We believe this strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value.
Acquisitions
We have completed a number of transactions to expand our product portfolio including, among others, the following acquisitions of businesses and product rights in 2013: B&L, Obagi Medical Products, Inc. (“Obagi”), Natur Produkt International, JSC (“Natur Produkt”) and certain assets from Eisai Inc. (“Eisai”). In addition, in January 2014, we acquired Solta Medical Inc (“Solta Medical”).
For more information regarding our acquisitions, see note 3, note 4 and note 27 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Segment Information
As a result of our acquisition strategy and continued growth, impacted by the December 2012 Medicis acquisition, our Chief Executive Officer (“CEO”), who is our Chief Operating Decision Maker (“CODM”), began to manage the business differently, which necessitated a realignment of the segment structure, effective in the first quarter of 2013. Pursuant to this change, we now have two operating and reportable segments: (i) Developed Markets, and (ii) Emerging Markets. Accordingly, we have restated prior period segment information to conform to the current period presentation. Comparative segment information for 2013, 2012, and 2011 is presented in note 26 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Our current product portfolio comprises approximately 1,500 products.
Developed Markets
The Developed Markets segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of eye health, dermatology and podiatry, aesthetics, and dentistry, (ii) sales in the U.S. of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired, and (iii) pharmaceutical products, OTC products, and medical device products sold in Canada, Australia, New Zealand, Western Europe and Japan.
Pharmaceutical Products — Our principal pharmaceutical products are:

•
An Acne franchise, which includes Solodyn®, a prescription oral antibiotic approved to treat only the red, pus-filled pimples of moderate to severe acne in patients 12 years of age and older, as well as Ziana®, Acanya®, and Atralin®.

•	Wellbutrin XL®, an extended-release formulation of bupropion indicated for the treatment of major depressive disorder in adults.

•
Xenazine® is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck Inc. under an exclusive marketing, distribution and supply agreement.

•
Zovirax® Cream and Zovirax® Ointment are prescription topical antivirals which are active against herpes viruses. Zovirax® Cream is indicated for the treatment of recurrent herpes labialis (cold sores) in adults and adolescents (12 years of age and older). Zovirax® Ointment is indicated for the management of initial genital herpes. See note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K for information regarding the agreement with Actavis to launch the authorized generic ointment for Zovirax®.

•
The Lotemax® franchise was acquired as part of the acquisition of B&L in August 2013 (the “B&L Acquisition”). Lotemax® Gel is a topical corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery. The gel formulation was launched in the first quarter of 2013. This new formulation is a technology that allows the drug to adhere to the ocular surface and offers dose uniformity, which eliminates the need to shake the product in order to ensure the drug is in suspension, a low concentration of preservative, and two known moisturizers.

•
Arestin® (minocycline hydrochloride) is a subgingival sustained-release antibiotic. Arestin® is indicated as an adjunct to scaling and root planing (SRP) procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP.

•	Prolensa®, acquired as part of the B&L Acquisition in August 2013, is a non-steroidal anti-inflammatory ophthalmic solution for the treatment of inflammation and pain following cataract surgery.
OTC Products — Our principal OTC products are:

•	PreserVision®, acquired as part of the B&L Acquisition in August 2013, is an antioxidant eye vitamin and mineral supplement.

•
ReNu Multiplus®, acquired as part of the B&L Acquisition in August 2013, is a sterile, preserved solution used to lubricate and rewet soft (hydrophilic) contact lenses. ReNu Multiplus® product contains povidone, a lubricant that can be used with daily, overnight, and disposable soft contact lenses.

•
Ocuvite®, acquired as part of the B&L Acquisition in August 2013, is a lutein eye vitamin and mineral supplement that contains lutein (an antioxidant carotenoid), a nutrient that supports macular health by helping filter harmful blue light.

•	Artelac™, acquired as part of the B&L Acquisition in August 2013, is a solution in the form of eye drops to treat dry eyes caused by chronic tear dysfunction.

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

Device Products — Our principal device products are:

•
SofLens® Daily Disposable Contact Lenses, acquired as part of the B&L Acquisition in August 2013, use ComfortMoist® Technology (a combination of thin lens design and slow releasing packaging solution) and High Definition Optics™, an aspheric design that reduces aspheric aberration over the range of powers.

•
Restylane® family of products (Restylane®/Restylane-L®/Perlane®/Perlane-L®) is a range of injectable implant dermal fillers. These products can be used individually to add volume and fullness to the skin to correct moderate to severe facial wrinkles and folds, such as nasolabial folds. Restylane® is also FDA-approved for lip enhancement in patients over 21 years of age, and is uniquely formulated to provide fullness and definition to the lips.

•
PureVision®, acquired as part of the B&L Acquisition in August 2013, is a Silicone Hydrogel Frequent Replacement Contact Lens using AerGel™ material (which allows natural levels of oxygen to reach the eyes and resists protein buildup), and an aspheric optical design.

•	Dysport® is a prescription injection neurotoxin (abobotulinumtoxinA) for temporary improvement in the look of moderate to severe glabellar lines in adults less than 65 years of age.

•
Various ophthalmic surgical products, acquired as part of the B&L Acquisition in August 2013, including intraocular lenses such as Akreos® and Crystalens®, and surgical equipment products such as the VICTUS® femtosecond laser and the Stellaris® PC, a vitreoretinal and cataract surgery system.

•
Medical device systems for aesthetic applications, acquired as part of the Solta Medical acquisition in January 2014, including the Thermage CPT® system that provides non-invasive treatment options using radiofrequency energy for skin tightening, the Fraxel® repair system for use in dermatological procedures requiring ablation, coagulation, and resurfacing of soft tissue, the Clear + Brilliant® system to improve skin texture and help prevent the signs of aging skin, and the Liposonix® system that destroys unwanted fat cells resulting in waist circumference reduction.

Generic Products — Our principal branded and other generic products are:

•
Retin-A Micro® (tretinoin gel) microsphere, 0.04%/0.1% Pump, is an oil-free prescription-strength acne treatment proven to start clearing skin in as little as two weeks after the start of treatment, with full results seen after seven weeks of treatment.

•
Tobramycin and Dexamethasone ophthalmic suspension, acquired as part of the B&L Acquisition in August 2013, is indicated for steroid responsive inflammatory ocular conditions where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

•
Latanoprost, acquired as part of the B&L Acquisition in August 2013, is one of a group of medicines known as prostaglandins and is indicated to treat a type of glaucoma called open angle glaucoma and also ocular hypertension.

Alliance and Royalty, Service and Other — We generate alliance revenue and service revenue from the licensing of dermatological products and from contract services in the areas of dermatology and topical medication. Contract services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling and regulatory affairs.
Emerging Markets
The Emerging Markets segment consists of branded generic pharmaceutical products and branded pharmaceuticals, OTC products, and medical device products. Products are sold primarily in Central and Eastern Europe (primarily Poland and Russia), Asia, Latin America (Mexico, Brazil, and Argentina and exports out of Mexico to other Latin American markets), Africa and the Middle East.
Branded and Other Generic Products and Branded Pharmaceuticals — Our Central and Eastern European branded generics and branded pharmaceuticals business covers a broad range of treatments, including antibiotics, treatments for cardiovascular and neurological diseases, dermatological products, diabetic therapies, and eye health products, among many others. Our portfolio in Latin America also includes a range of branded generics.
OTC — Our principal OTC products are:

•
ReNu Multiplus®, acquired as part of the B&L Acquisition in August 2013, is a sterile, preserved solution used to lubricate and rewet soft (hydrophilic) contact lenses. ReNu Multiplus® product contains povidone, a lubricant that can be used with daily, overnight, and disposable soft contact lenses.

•	AntiGrippin®, acquired in connection with the Natur Produkt acquisition in February 2013, is for symptomatic treatment of acute respiratory diseases, acute respiratory viral diseases, and influenza.

•
Bedoyecta®, a brand of vitamin B complex (B1, B6 and B12 vitamins) products. Bedoyecta® products act as energy improvement agents for fatigue related to age or chronic diseases, and as nervous system maintenance agents to treat neurotic pain and neuropathy. Bedoyecta® is sold in an injectable form, as well as in a tablet form.

Device Products — Our principal device products are:

•
SofLens® Daily Disposable Contact Lenses, acquired as part of the B&L Acquisition in August 2013, use ComfortMoist® Technology (a combination of thin lens design and slow releasing packaging solution) and High Definition Optics™, an aspheric design that reduces aspheric aberration over the range of powers.

•
Various ophthalmic surgical products, acquired as part of the B&L Acquisition in August 2013, including intraocular lenses such as Akreos®, and surgical equipment products such as the VICTUS® femtosecond laser and the Stellaris® PC, a vitreoretinal and cataract surgery system.

•
PureVision®, acquired as part of the B&L Acquisition in August 2013, is a Silicone Hydrogel Frequent Replacement Contact Lens using AerGel™ material (which allows natural levels of oxygen to reach the eyes and resists protein buildup), and an aspheric optical design.

•
Medical device systems for aesthetic applications, acquired as part of the Solta Medical acquisition in January 2014, including the Thermage CPT® system that provides non-invasive treatment options using radiofrequency energy for skin tightening, the Fraxel® repair system for use in dermatological procedures requiring ablation, coagulation, and resurfacing of soft tissue, the Clear + Brilliant® system to improve skin texture and help prevent the signs of aging skin, and the Liposonix® system that destroys unwanted fat cells resulting in waist circumference reduction.

Collaboration Agreements
See note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding various license, development and collaboration agreements.
Research and Development
Our research and development organization focuses on the development of products through clinical trials. We currently have (or had during 2013) a number of compounds in clinical development including: the next generation silicone hydrogel lens (Bausch + Lomb Ultra) with MoistureSeal™ technology (launched in February 2014), Biotrue® ONEday lens (multi-focal version approved by the FDA in December 2013), Latanoprostene bunod, Brimonidine tartrate 0.025%, Luliconazole (approved by the FDA in November 2013), Metronidazole 1.3%, IDP-108 (efinaconazole), IDP-118 and certain life-cycle management projects.

Our research and development expenses for the years ended December 31, 2013, 2012 and 2011 were $156.8 million, $79.1 million and $65.7 million, respectively, excluding impairment charges.
As of December 31, 2013, approximately 1,000 employees (including regulatory affairs and quality assurance employees) were involved in our research and development efforts.
For more information regarding our products in clinical development, see Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Products in Development” of this Form 10-K.
Trademarks, Patents and Proprietary Rights
We rely on a combination of contractual provisions, confidentiality policies and procedures and patent, trademark, copyright and trade secrecy laws to protect the proprietary aspects of our technology and business. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property and proprietary rights, as appropriate.
Trademarks
We believe that trademark protection is an important part of establishing product and brand recognition. We own or license a number of registered trademarks and trademark applications in the U.S., Canada and in certain other countries throughout the world. U.S. federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. Trademark registrations in Canada remain in force for 15 years and may be renewed every 15 years after issuance, provided that, as in the case of U.S. federal trademark registrations, the mark is still being used in commerce. Other countries generally have similar but varying terms and renewal policies with respect to trademarks registered in those countries.
Data and Patent Exclusivity
We rely on a combination of regulatory and patent rights to protect the value of our investment in the development of our products.
A patent is the grant of a property right which allows its holder to exclude others from, among other things, selling the subject invention in, or importing such invention into, the jurisdiction that granted the patent. In the U.S., Canada and the European Union, generally patents expire 20 years from the date of application. We have obtained, acquired or in-licensed a number of patents and patent applications covering key aspects of our principal products. In the aggregate, our patents are of material importance to our business taken as a whole. However, we do not consider any single patent material to our business as a whole.
In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in a New Drug Application (“NDA”). The FDA, with one exception, is prohibited during those five years from accepting for filing a generic, or ANDA, that references the NDA. In reference to the foregoing exception, if a patent is indexed in the FDA Orange Book for the new drug compound, a generic may file an ANDA four years from the NDA approval date if it also files a Paragraph IV Certification with the FDA challenging the patent. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA. However, the NDA applicant would be required to conduct its own pre-clinical and adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.
A similar data exclusivity scheme exists in the European Union (“EU”), whereby only the pioneer drug company can use data obtained at the pioneer’s expense for up to eight years from the date of the first approval of a drug by the European Medicines Agency (“EMA”) and no generic drug can be marketed for ten years from the approval of the innovator product. Under both the U.S. and the EU data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy. Canada employs a similar data exclusivity regulatory regime for innovative drugs.
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
Proprietary Know-How
We also rely upon unpatented proprietary know-how, trade secrets and technological innovation in the development and manufacture of many of our principal products. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information.
Government Regulations
Government authorities in the U.S., at the federal, state and local level, in Canada, in the EU and in other countries extensively regulate, among other things, the research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, advertising and promotion, storage, distribution, marketing and export and import of pharmaceutical products and medical devices. As such, our products and product candidates are subject to extensive regulation both before and after approval. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with these regulations could result in, among other things, warning letters, civil penalties, delays in approving or refusal to approve a product candidate, product recall, product seizure, interruption of production, operating restrictions, suspension or withdrawal of product approval, injunctions or criminal prosecution.
Prior to human use, FDA approval must be obtained in the U.S., approval by Health Canada must be obtained in Canada, EMA approval (drugs) or a CE Marking (devices) must be obtained for countries that are part of the EU and approval must be obtained from comparable agencies in other countries prior to manufacturing or marketing new pharmaceutical products or medical devices.
Regulation by other federal agencies, such as the Drug Enforcement Administration (“DEA”), and state and local authorities in the U.S., and by comparable agencies in certain foreign countries, is also required. In the U.S., the FTC, the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended (“FDCA”) and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on the product in certain other jurisdictions.
Manufacturers of pharmaceutical products and medical devices are required to comply with manufacturing regulations, including current good manufacturing practices and quality system management requirements, enforced by the FDA and Health Canada, in the U.S. and Canada respectively, and similar regulations enforced by regulatory agencies in other countries. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate.
We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, federal and provincial marketing regulation in Canada and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. The U.S. federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Due to recent legislative changes, violations of the Anti-Kickback Statute also carry potential federal False Claims Act liability. In addition, in the U.S., companies may not promote drugs or medical devices for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA - and “off-label promotion” has also formed the predicate for False Claims Act liability resulting in significant financial settlements. These and other laws and regulations, rules and policies may significantly impact the manner in which we are permitted to market our products. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.
Environmental Regulation
Our facilities and operations are subject to national, federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S., including those governing the discharges of substances into the air, water and land, the handling, storage and disposal of hazardous wastes, wastewater and solid waste, the cleanup of properties affected by known pollutants and other environmental matters. Certain of our development and manufacturing activities involve the controlled use of hazardous materials. We believe we are in compliance in all material respects with applicable environmental laws and regulations. Existing environmental protection legislation and regulations, and compliance therewith, have had no material adverse effect on our capital expenditures, earnings or competitive position. Capital expenditures for property, facility operations and equipment for environmental control facilities were not material during fiscal year 2013, and we have no current plans to invest in material capital expenditures for environmental control facilities for the fiscal years 2014 or 2015.

Marketing and Customers
Our top four geographic markets by country, based on 2013 revenue, are: the U.S. and Puerto Rico, Canada, Poland and Russia, which represent 55%, 7%, 5% and 4% of our total revenue for the year ended December 31, 2013, respectively.
The following table identifies external customers that accounted for 10% or more of our total revenue during the year ended December 31, 2013:

Percentage of Total Revenue 2013
McKesson Corporation	19%
Cardinal Health, Inc.	13%
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
Competition
Competitive Landscape for Products and Products in Development
The pharmaceutical and medical device industries are highly competitive. Our competitors include specialty and other large pharmaceutical companies, medical device companies, biotechnology companies, OTC companies and generic manufacturers, in the U.S., Canada, the EU and in other countries in which we market our products. The market for eye health products is very competitive, both across product categories and geographies. In addition to larger diversified pharmaceutical and medical device companies, we face competition in the eye health market from mid-size and smaller, regional and entrepreneurial companies with fewer products in niche areas or regions. The dermatology competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors.
Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products that target the same diseases and conditions that we are targeting in eye health, dermatology, aesthetics, neurology and other therapeutic areas. Academic and other research and development institutions may also develop products or technologies that compete with our products, which technologies and products may be acquired or licensed by our competitors. These competitors may have greater financial, R&D or marketing resources than we do. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors.
We sell a broad range of products, and competitive factors vary by product line and geographic area in which the products are sold. The principal methods of competition for our products include quality, efficacy, market acceptance, price, and marketing and promotional efforts.
Generic Competition
We face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required in preference to the branded version under third party reimbursement programs, or substituted by pharmacies. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.
A number of our products already face generic competition, including Cesamet®, BenzaClin®, Cardizem® CD and Wellbutrin XL® (both in the U.S. and Canada), all of which had generic competitors during 2013. In April 2013, a generic version of Zovirax® ointment was introduced by Mylan Inc, and, in August 2013, a generic competitor to Retin-A Micro® was launched. In addition, certain of our products face the expiration of their patent and regulatory exclusivity in 2014 or in later years, following which we anticipate generic competition of these products, including Vanos® for which a generic competitor was launched in January 2014.
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
Manufacturing
We currently operate 38 manufacturing plants worldwide. All of our manufacturing facilities that require certification from the FDA, Health Canada or foreign agencies have obtained such approval.
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
Employees
As of December 31, 2013, we had approximately 17,200 employees. These employees included approximately 8,100 in production, 6,400 in sales and marketing, 1,700 in general and administrative positions and 1,000 in research and development (including regulatory affairs and quality assurance). Collective bargaining exists for some employees in a number of markets. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Product Liability Insurance
We have product liability insurance to cover damages resulting from the use of our products. Product liability insurance is expensive and, in the future, may be difficult to obtain or may not be available on acceptable terms, or at all. As a result of the difficulties and costs of acquiring insurance, we may reevaluate and change the types and levels of product liability insurance coverage that we purchase and we may also make the decision to self-insure some of, a significant portion of or all of our product liability risk.
Seasonality of Business
Historically, revenues from our business tend to be weighted toward the second half of the year. Sales in the fourth quarter tend to be higher based on consumer and customer purchasing patterns associated with healthcare reimbursement programs.  Further, the third quarter “back to school” period impacts demand for certain of our dermatology products.  However, as we continue our strategy of selective acquisitions to expand our product portfolio, there are no assurances that these historical trends will continue in the future.
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
In 2013, a material portion of our revenue and income was earned in Bermuda, Ireland, Luxembourg and Switzerland, which have low tax rates. See Item 1A., Risk Factors in this Form 10-K relating to tax rates.
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
Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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
Competitive Risks
We operate in extremely competitive industries. If competitors develop or acquire more effective or less costly pharmaceutical products or medical devices for our target indications, it could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
The pharmaceutical and medical device industries are extremely competitive. Our success and future growth depend, in part, on our ability to acquire, license or develop products that are more effective than those of our competitors or that incorporate the latest technologies and our ability to effectively manufacture and market those products. Many of our competitors, particularly larger pharmaceutical and medical device companies, have substantially greater financial, technical and human resources than we do. Many of our competitors spend significantly more on research and development related activities than we do. Others may succeed in developing or acquiring products that are more effective or less costly than those currently marketed or proposed for development by us. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products and may also establish exclusive collaborative or licensing relationships with our competitors. These competitors and the introduction of competing products (that may be more effective or less costly than our products) could make our products less competitive or obsolete, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
We have faced generic competition in the past and expect to face additional generic competition in the future. Generic competition of our products could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Upon the expiration or loss of patent protection for our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic competitor of a generic version of our products (which may be sold at significantly lower prices than our products), we could lose a significant portion of sales of that product in a very short period, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Products representing a significant amount of our revenue are not protected by patent or data exclusivity rights or are nearing the end of their exclusivity period.
A significant number of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights or are protected by patents or regulatory exclusivity periods that will be expiring in the near future. These products represent a significant amount of our revenues. Without exclusivity protection, competitors face fewer barriers in introducing competing products. The introduction of competing products could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
Part of our business strategy includes acquiring and integrating complementary businesses, products, technologies or other assets, and forming strategic alliances, joint ventures and other business combinations, to help drive future growth. We may also in-license new products or compounds. Acquisitions or similar arrangements may be complex, time consuming and expensive. In some cases, we move very rapidly to negotiate and consummate the transaction, once we identify the acquisition target. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to our closing transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares; and (ii) many costs relating to the such transactions may be payable by us whether or not such transactions are completed.
If an acquisition is consummated (such as our recent acquisitions of B&L and Solta Medical), the integration of the acquired business, product or other assets into our Company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

•	integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products;

•	coordinating geographically dispersed organizations;

•	distracting management and employees from operations;

•	retaining existing customers and attracting new customers;

•	maintaining the business relationships the acquired company has established, including with healthcare providers; and

•	managing inefficiencies associated with integrating the operations of the Company.
Furthermore, as was the case with the recent B&L Acquisition, we have incurred, and may incur in the future, restructuring and integration costs and a number of non-recurring transaction costs associated with these acquisitions, combining the operations of the Company and the acquired company and achieving desired synergies. These fees and costs may be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and the acquired company. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the acquired business, will offset the incremental transaction-related costs over time. Therefore, any net benefit may not be achieved in the near term, the long term or at all.
Finally, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated or to achieve anticipated benefits and success, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them.
Our recent acquisition of B&L involved certain additional risks. We entered into a new business area in connection with the B&L Acquisition, which business may not be successful or which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
With the B&L Acquisition, we have significantly increased our involvement in the eye health industry and we have entered into a number of new business areas, including vision care and surgical eye care, and will be developing and commercializing a range of new products. We may not be successful in these new areas and business units and this could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. In addition, B&L has a number of pipeline products that may not align with our lower-risk R&D model, which may result in increased costs, lower success rates or a rationalization of certain projects, each of which may adversely affect our financial results.
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
Debt-related Risks
We have incurred significant indebtedness, which may restrict the manner in which we conduct business and limit our ability to implement elements of our growth strategy.
We have incurred significant indebtedness, primarily in connection with our acquisitions (including our acquisition of B&L). We may also incur additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, which would increase our total debt. This additional debt may be substantial. Our indebtedness may restrict the manner in which we conduct business and limit our ability to implement elements of our growth strategy. Some restrictions could include:

•	limitations on our ability to obtain additional debt financing on favorable terms or at all;

•
instances in which we are unable to meet the financial covenants contained in our debt agreements or to generate cash sufficient to make required debt payments, which circumstances would have the potential of resulting in the acceleration of the maturity of some or all of our outstanding indebtedness (which we may not have the ability to pay);

•
the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs and capital expenditures that could improve our competitive position and results of operations;

•
requiring us to issue debt or equity securities or to sell some of our core assets (subject to certain restrictions under our existing indebtedness), possibly on unfavorable terms, to meet payment obligations;

•	compromising our flexibility to plan for, or react to, competitive challenges in our business and the pharmaceutical and medical device industries;

•
the possibility that we are put at a competitive disadvantage relative to competitors that do not have as much debt as us, and competitors that may be in a more favorable position to access additional capital resources; and

•	limitations on our ability to execute business development activities to support our strategies.
Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB- for Standard and Poor’s. A downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.

To service our debt, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
We have a significant amount of indebtedness. Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
Our senior secured credit facilities bear interest based on U.S. dollar London Interbank Offering Rates, or U.S. Prime Rate, or Federal Funds effective rate. Thus, a change in the short-term interest rate environment could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. As of December 31, 2013, we do not have any outstanding interest rate swap contracts.
Risks related to the International Scope of our Business
Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.
We conduct a significant portion of our business outside the U.S. and Canada and, in light of our growth strategy, we anticipate continuing to expand our operations into new countries, including emerging markets. We sell our pharmaceutical and medical device products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the U.S. Foreign Corrupt Practices Act, or FCPA;

•	price and currency exchange controls;

•	credit market uncertainty;

•	political and economic instability;

•	compliance with multiple regulatory regimes;

•	less established legal and regulatory regimes in certain jurisdictions, including as relates to enforcement of anti-bribery and anti-corruption laws and the reliability of the judicial systems;

•	differing degrees of protection for intellectual property;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	new export license requirements;

•	adverse changes in tariff and trade protection measures;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	restrictive governmental actions;

•	possible nationalization or expropriation;

•	restrictions on the repatriation of funds;

•	differing local practices, customs and cultures, some of which may not align or comply with our company practices or U.S. laws and regulations;

•	difficulties with licensees, contract counterparties, or other commercial partners; and

•	differing local product preferences and product requirements.
Any of these factors, or any other international factors, could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Due to the large portion of our business conducted in currency other than U.S. dollars, we have significant foreign currency risk.
We face foreign currency exposure on the translation into U.S. dollars of the financial results of our operations in Europe, Canada, Australia, Latin America, Asia and Africa. Where possible, we manage foreign currency risk by managing same currency revenue in relation to same currency expenses. As a result, both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. In addition, the repurchase of principal under our U.S. dollar denominated debt may result in foreign exchange gains or losses for Canadian income tax purposes. One half of any foreign exchange gains or losses will be included in our Canadian taxable income. Any foreign exchange gain will result in a corresponding reduction in our available Canadian tax attributes.
The general business and economic conditions in those countries in which we conduct business could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
Risks related to Intellectual Property and Legal Proceedings
The Company may fail to obtain, maintain, enforce or defend the intellectual property rights required to conduct its business, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
We strive to acquire, maintain and defend patent, trademark and other intellectual property protections over our products and the processes used to manufacture these products. However, we may not be successful in obtaining such protections, or the patent, trademark and intellectual property rights we do obtain may not be sufficient in breadth and scope to fully protect our products or prevent competing products, or such patent and intellectual property rights may be susceptible to third party challenges.

The failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties to manufacture and sell products that compete with our products or may impact our ability to develop, manufacture and market our own products, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
For certain of our products and manufacturing processes, we rely on trade secrets and other proprietary information, which we seek to protect, in part, by confidentiality and nondisclosure agreements with our employees, consultants, advisors and partners. We also attempt to enter into agreements whereby such employees, consultants, advisors and partners assign to us the rights in any intellectual property they develop. These agreements may not effectively prevent disclosure of such information and disputes may still arise with respect to the ownership of intellectual property. The disclosure of such proprietary information or the loss of such intellectual property rights may impact our ability to develop, manufacture and market our own products or may assist competitors in the development, manufacture and sale of competing products, which could have a material adverse effect on our revenues, financial condition or results of operations and could cause the market value of our common stock to decline.
We may also incur substantial costs and resources in applying for and prosecuting these patent, trademark and other intellectual property rights and in defending or litigating these rights against third parties.
We may become involved in infringement actions which are uncertain, costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
The pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. We may also become subject to infringement claims by third parties and may have to defend against charges that we violated patents or the proprietary rights of third parties. If we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties. The outcomes of infringement actions are uncertain and infringement actions are costly and divert technical and management personnel from their normal responsibilities.
In addition, in the U.S., it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the U.S. and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
If our products cause, or are alleged to cause, serious or widespread personal injury, we may have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages, and we may be subject to exposure relating to product liability claims.
We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products caused, or is alleged to have caused, adverse effects. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. The withdrawal of a product following complaints and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases or product liability cases, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. Our product liability insurance coverage may not be sufficient to cover our claims and we may not be able to obtain sufficient coverage at a reasonable cost in the future, or we may elect to self-insure.
We are involved in various legal proceedings that could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
We are involved in several legal proceedings and may be involved in litigation in the future. These proceedings may be complex and extended and may occupy the resources of our management and employees. These proceedings may also be costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. For more information regarding legal proceedings, see note 24 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Development and Regulatory Risks
The successful development of our pipeline products is highly uncertain and requires significant expenditures and time. The failure to commercialize certain of our pipeline products could have an adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
We currently have a number of pipeline products in development. We and our development partners, as applicable, conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our pipeline products in order to obtain regulatory approval for the sale of our pipeline products. Preclinical studies and clinical trials are expensive, complex, can take many years and have uncertain outcomes. Only a small number of our research and development programs may actually result in the commercialization of a product. We will not be able to commercialize our pipeline products if preclinical studies do not produce successful results or if clinical trials do not demonstrate safety and efficacy in humans. Furthermore, success in preclinical studies or early-stage clinical trials does not ensure that later stage clinical trials will be successful nor does it ensure that regulatory approval for the product candidate will be obtained. In addition, the process for the completion of pre-clinical and clinical trials and the regulatory approval submission process are lengthy and may be subject to a number of delays for various reasons, which will delay the commercialization of any successful product. If our development projects are not successful or are significantly delayed, we may not recover our substantial investments in the pipeline product and our failure to bring these pipeline products to market on a timely basis, or at all, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Obtaining necessary government approvals is time consuming and not assured.
FDA and Health Canada approval must be obtained in the U.S. and Canada, respectively, EMA approval (drugs) and CE Marking (devices) must be obtained in countries in the EU and similar approvals must be obtained from comparable agencies in other countries, prior to marketing or manufacturing new pharmaceutical and medical device products for use by humans. Obtaining such regulatory approvals for new products and devices and manufacturing processes can take a number of years and involves the expenditure of substantial resources. Even if such products appear promising in development stages, regulatory approval may not be achieved and no assurance can be given that we will obtain approval in those countries where we wish to commercialize such products. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations, including limitations on the indications for which we can market a product, or require onerous risk management programs. Furthermore, from time to time, changes to the applicable legislation or regulations may be introduced that change these review and approval processes for our products, which changes may make it more difficult and costly to obtain or maintain regulatory approvals.
Our marketed drugs will be subject to ongoing regulatory review.
Following initial regulatory approval of any products we or our partners may develop or acquire, we will be subject to continuing regulatory review by various government authorities in those countries where our products are marketed or intended to be marketed, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. The research, development, testing, approval, manufacturing, labeling, post-approval monitoring and reporting, packaging, advertising and promotion, storage, distribution, marketing and export and import of pharmaceutical products and medical devices will also be subject to extensive ongoing regulatory requirements. If we fail to comply with the regulatory requirements in those countries where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions. In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to the regulatory authority requiring us to withdraw the product from the market. Further, if faced with these incidents of adverse drug reactions, unintended side effects or misuse relating to our products, we may elect to voluntarily implement a recall or market withdrawal of our product. A recall or market withdrawal, whether voluntary or required by a regulatory authority, may involve significant costs to us, potential disruptions in the supply of our products to our customers and reputational harm to our products and business, all of which could harm our ability to market our products and could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. Also, as a condition to granting marketing approval of a product, the applicable regulatory agencies may require a company to conduct additional clinical trials, the results of which could result in the subsequent loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product.

Our marketing, promotional and pricing practices, as well as the manner in which sales forces interact with purchasers, prescribers and patients, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.
The marketing, promotional, and pricing practices of pharmaceutical and medical device companies, as well as the manner in which companies’ in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences. We are now operating under a Corporate Integrity Agreement (“CIA”) that requires us to maintain a comprehensive compliance program governing our sales, marketing and government pricing and contracting functions. Material failures to comply with the CIA could result in significant sanctions against us, including monetary penalties and exclusion from federal health care programs. Companies may not promote drugs for “off-label” uses - that is, uses that are not described in the product's labeling and that differ from those approved by the FDA, Health Canada, EMA or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management's attention could be diverted from our business operations and our reputation could be damaged.
For certain of our products, we depend on reimbursement from third party payors and a reduction in the extent of reimbursement could reduce our product sales and revenue.
Sales of certain of our products are dependent, in part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations of the costs of our products and our continued participation in such programs. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products and adversely affect our future results.
Failure to be included in formularies developed by managed care organizations and other organizations may negatively impact the utilization of our products, which could harm our market share and could negatively impact our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our products. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, this could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with current good manufacturing practices (“cGMP”), quality system management requirements or similar standards before approval for marketing. Our failure or that of our contract manufacturers to comply with cGMP regulations, quality system management requirements or similar regulations outside of the U.S. can result in enforcement action by the FDA or its foreign counterparts, including, but not limited to, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production or importation, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution. These enforcement actions could lead to a delay or suspension in production, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Our manufacturing and other processes use complicated and sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Manufacturing complexity, testing requirements and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

Although we endeavor to properly maintain our equipment (and require our contract manufacturers to properly maintain their equipment), including through on-site quality control and experienced manufacturing supervision, and have key spare parts on hand, our business could suffer if certain manufacturing or other equipment, or all or a portion of our or their facilities, were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events, such as hurricanes, earthquakes or other natural disasters, explosions, environmental accidents, pandemics, quarantine, equipment failures or delays in obtaining components or replacements, construction delays or defects and other events, both within and outside of our control. We could experience substantial production delays or inventory shortages in the event of any such occurrence until we or they repair such equipment or facility or we or they build or locate replacement equipment or a replacement facility, as applicable, and seek to obtain necessary regulatory approvals for such replacement. Any interruption in our manufacture of products could adversely affect the sales of our current products or introduction of new products and could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
In addition, if we fail to properly forecast demand for, or to maintain an adequate supply of, raw materials or finished product, this could result in supply interruptions or inventory shortages, which could adversely affect the sales of our products or the effective launch of new products, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
The supply of our products to our customers (or, in some case, supply from our contract manufacturers to us) is subject to and dependent upon the use of transportation services. Disruption of transportation services (including as a result of weather conditions) could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. In addition, any prolonged disruption in the operations of our existing distribution facilities, whether due to technical, labor or other difficulties, weather conditions, equipment malfunction, contamination, failure to follow specific protocols and procedures, destruction of or damage to any facility or other reasons, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
For some of our finished products and raw materials, we obtain supply from one or a limited number of sources. If we are unable to obtain components or raw materials, or products supplied by third parties, our ability to manufacture and deliver our products to the market would be impeded, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Furthermore, we rely on these third party manufacturers to obtain and maintain the required approvals of their facilities and to maintain their facilities and equipment in compliance with applicable laws and regulations. While we attempt to build in certain contractual obligations on such third party manufacturers, we may not be able to ensure that such third parties comply with these obligations, with the result that the approval and/or production of our products may be delayed or interrupted. In addition, these third party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent. Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to obtain approval for and produce our products on a timely and competitive basis, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Commercialization and Distribution Risks
Our approved products may not achieve or maintain expected levels of market acceptance.
Even if we are able to obtain and maintain regulatory approvals for our pharmaceutical and medical device products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees or distributors, successfully commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. Levels of market acceptance for our new products could be impacted by several factors, some of which are not within our control, including but not limited to the:

•	safety, efficacy, convenience and cost-effectiveness of our products compared to products of our competitors;

•	scope of approved uses and marketing approval;

•	availability of patent or regulatory exclusivity;

•	timing of market approvals and market entry;

•	availability of alternative products from our competitors;

•	acceptance of the price of our products;

•	effectiveness of our sales forces and promotional efforts;

•	the level of reimbursement of our products;

•	acceptance of our products on government and private formularies;

•	ability to market our products effectively at the retail level or in the appropriate setting of care; and

•	the reputation of our products
Further, the market perception and reputation of our products and their safety and efficacy are important to our business and the continued acceptance of our products. Any negative publicity about our products, such as the discovery of safety issues with our products, adverse events involving our products, or even public rumors about such events, may have a material adverse effect on our business. In addition, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products or the withdrawal or recall of such similar products could have an adverse effect on sales of our products. Accordingly, new data about our products, or products similar to our products, could cause us reputational harm and could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding safety or efficacy and, in some cases, could result in product withdrawal.
If our products fail to gain, or lose, market acceptance, our revenues would be adversely impacted which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Our business may be impacted by seasonality, which may cause our operating results and financial condition to fluctuate.
Demand for certain of our products may be impacted by seasonality. Historically, revenues from our business tend to be weighted toward the second half of the year. Sales in the fourth quarter tend to be higher based on consumer and customer purchasing patterns associated with healthcare reimbursement programs.  Further, the third quarter “back to school” period impacts demand for certain of our dermatology products.  This seasonality may cause our operating results to fluctuate. However, as we continue our strategy of selective acquisitions to expand our product portfolio, there are no assurances that these historical trends will continue in the future.
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
We may experience declines in sales volumes or prices of certain of our products as the result of the concentration of sales to wholesalers and the continuing trend towards consolidation of such wholesalers and other customer groups and this could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

For certain of our products, a significant portion of our sales are to a relatively small number of customers. If our relationship with one or more of such customers is disrupted or changes adversely or if one or more of such customers experience financial difficulty or other material adverse change in their businesses, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
In addition, wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. The result of these developments could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
Pharmaceutical and medical device companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute (“AKS”) and other state and federal laws and regulations. We are subject to various federal and state laws pertaining to healthcare fraud and abuse. The AKS prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other health care related professionals, on the other hand. Due to recent legislative changes, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the false claims statutes. More generally, the federal False Claims Act, among other things, prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Pharmaceutical and medical device companies have been prosecuted or faced civil liability under these laws for a variety of alleged promotional and marketing activities, including engaging in off-label promotion that caused claims to be submitted for non-covered off-label uses.
We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. The United States Department of Health and Human Services Office of Inspector General recommends and increasingly states require pharmaceutical companies to have comprehensive compliance programs. In addition, the Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Failure to submit this required information may result in significant civil monetary penalties. While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot assure you that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S. and Canada. We cannot assure you that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
We are also subject to various privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (as amended, “HIPAA”). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws and the potential liability associated with the failure to comply with these laws could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably and could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”)  may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other healthcare related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or "donut hole". The law also revised the definition of "average manufacturer price" for reporting purposes, which has the potential to affect the amount of our Medicaid drug rebates to states.  Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Finally, the law imposed an annual tax on manufacturers of certain medical devices. The Health Care Reform Act also added substantial new provisions affecting compliance, some of which, such as the Physician Payments Sunshine Act, may require us to modify our business practices with health care practitioners.
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
Our operating results and financial condition may fluctuate from quarter to quarter for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development and launch of new competitive products;

•	the timing and receipt of FDA approvals or lack of approvals;

•	costs related to business development transactions;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe certain of our products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions;

•	our responses to price competition;

•	expenditures as a result of legal actions (and settlements thereof), including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the timing of wholesaler and distributor purchases;

•	general economic and industry conditions, including potential fluctuations in foreign currency and interest rates; and

•	changes in seasonality of demand for certain of our products.
As a result, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. The above factors may cause our operating results to fluctuate and could have a material adverse effect on our business, financial condition and results of operations. In any quarterly period, our results may be below the expectations of market analysts and investors, which could cause the trading price of our common stock to decline.
We have significant goodwill and other intangible assets and potential impairment of goodwill and other intangibles may significantly impact our profitability.
Goodwill and intangible assets represent a significant portion of our total assets. Finite-lived intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. If an impairment exists, we would be required to take an impairment charge with respect to the impaired asset. Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical and medical device industries. As a result of the significance of goodwill and intangible assets, our financial condition and results of operations in a future period could be negatively impacted should such an impairment of goodwill or intangible assets occur, which could cause the market value of our common stock to decline.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We own and lease a number of important properties. Our headquarters and one of our manufacturing facilities are located in Laval, Quebec. We also have U.S.-based manufacturing facilities in Rochester, New York; Irvine, California; Greenville, South Carolina; St. Louis, Missouri; Tampa, Florida; and Clearwater, Florida. Outside the U.S., we own or have an interest in manufacturing plants or other properties in Poland, Ireland, Germany, France, Italy, Canada, China, Mexico, Brazil, Serbia, and Vietnam.
We consider our facilities to be in satisfactory condition and are suitable for their intended use, although some limited investments to improve our manufacturing and other related facilities are contemplated, based on the needs and requirements of our business. Our administrative, marketing, research/laboratory, distribution and warehousing facilities are located in various parts of the world. We co-locate our research and development activities with our manufacturing at the plant level in a number of facilities. Our scientists, engineers, quality control and manufacturing technicians work side-by-side in designing and manufacturing products that fit the needs and requirements of our customers, regulators and business units.
We believe that we have sufficient facilities to conduct our operations during 2014. The following table lists the location, use, size and ownership interest of our principal properties by segment:

Location	Purpose	Owned or Leased	Approximate Square Footage
Laval, Quebec, Canada	Corporate headquarters, manufacturing and warehouse facility	Owned	337,000
Bridgewater, New Jersey(1)	Administration	Leased	110,000
Developed Markets
Rochester, New York	Office, R&D and manufacturing facility	Owned	953,000
Waterford, Ireland	R&D and manufacturing facility	Owned	339,000
Greenville, South Carolina	Distribution facility	Leased	320,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	225,000
Tampa, Florida	R&D and manufacturing facility	Owned	171,000
St. Louis, Missouri	R&D and manufacturing facility	Owned	140,000
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	250,000
Clearwater, Florida	R&D and manufacturing facility	Owned	102,000
Emerging Markets
Jinan, China	Office and manufacturing facility	Owned	416,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	161,000
Tlalpan Mexico City, Mexico	Offices and manufacturing facility	Owned	146,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	816,000
Indaiatuba, Brazil	Manufacturing facility	Owned	178,000
Jelenia Gora, Poland	Offices, R&D and manufacturing and warehouse facility	Owned	601,000
Rzeszow, Poland	Offices, R&D and manufacturing facility	Owned	404,000
Belgrade, Serbia	Offices and manufacturing facility	Owned	161,000
___________________

(1)
In December 2013, we signed a lease for a new facility in Bridgewater, New Jersey, and we are in the process of relocating administration functions from our current Bridgewater facility to this new facility.

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

	NYSE		TSX
	High $	Low $	High C$	Low C$
2013
First quarter	75.10	59.34	76.58	58.53
Second quarter	96.25	69.87	99.49	70.99
Third quarter	106.98	86.89	109.93	92.41
Fourth quarter	118.25	102.60	125.71	107.30
2012
First quarter	55.80	45.52	55.24	45.32
Second quarter	59.94	42.47	58.98	43.99
Third quarter	61.11	44.01	59.88	45.07
Fourth quarter	61.10	52.50	60.73	52.29
_______________
Source: NYSEnet, TSX Historical Data Access
Market Price Volatility of Common Shares
Market prices for the securities of pharmaceutical, medical devices and biotechnology companies, including our securities, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in our operating results, the aftermath of public announcements by us, concern as to safety of drugs and medical devices and general market conditions can have an adverse effect on the market price of our common shares and other securities.
Holders
The approximate number of holders of record of our common shares as of February 21, 2014 is 3,508.
Performance Graph
The following graph compares the cumulative total return on our common shares with the cumulative return on the S&P 500 Index, the TSX/S&P Composite Index and a 8-stock Custom Composite Index for the five years ended December 31, 2013, in all cases, assuming reinvestment of dividends. The Custom Composite Index consists of Allergan, Inc.; Endo Health Solutions Inc.; Forest Laboratories, Inc.; Gilead Sciences, Inc.; Mylan Inc.; Perrigo Company; Shire plc and Actavis, Inc.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
S&P 500 Index	100	126	146	149	172	228
S&P/TSX Composite Index	100	135	159	145	155	176
Valeant Pharmaceuticals International, Inc.	100	156	334	552	706	1,387
Custom Composite Index	100	128	158	191	217	349
Dividends
No dividends were declared or paid in 2013, 2012 or 2011.
While our Board of Directors will review our dividend policy from time to time, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement, as amended and our bond indentures include restrictions on the payment of dividends.
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
Taxation
Canadian Federal Income Taxation
The following discussion is a summary of the principal Canadian federal income tax considerations generally applicable to a holder of our common shares who, at all relevant times, for purposes of the Income Tax Act (Canada) and the Income Tax Regulations (collectively, the “Canadian Tax Act”) deals at arm’s-length with, and is not affiliated with, our Company, beneficially owns its common shares as capital property, does not use or hold such common shares in a business carried on or deemed to be carried on in Canada, and has not entered into, with respect to their Shares, a “derivative forward agreement” as defined in the Act, and who, at all relevant times, for purposes of the application of the Canadian Tax Act and the Canada-U.S. Income Tax Convention (1980, as amended) (the “U.S. Treaty”), is resident in the U.S., is not, and is not deemed to be, resident in Canada and is eligible for benefits under the U.S. Treaty (a “U.S. Holder”). Special rules, which are not discussed in the summary, may apply to a non-resident holder that is an insurer that carries on an insurance business in Canada and elsewhere or that is an “authorized foreign bank” as defined in the Canadian Tax Act.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2014 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2014 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
On November 19, 2012, we announced that our Board of Directors had approved a new securities repurchase program (the “2012 Securities Repurchase Program”). Under the 2012 Securities Repurchase Program, which commenced on November 15, 2012, we could make purchases of up to $1.5 billion of our senior notes, common shares and/or other future debt or shares. The 2012 Securities Repurchase Program terminated on November 14, 2013.
On November 21, 2013, our Board of Directors approved a new securities repurchase program (the “2013 Securities Repurchase Program”). Under the 2013 Securities Repurchase Program, which commenced on November 22, 2013, we may make purchases of up to $1.5 billion of our convertible notes, senior notes, common shares and/or other future debt or shares. The 2013 Securities Repurchase Program will terminate on November 21, 2014 or at such time as we complete our purchases.
During the year ended December 31, 2013, under the 2012 Securities Repurchase Program, we repurchased 507,957 of our common shares for an aggregate purchase price of $35.7 million. In the three-month period ended December 31, 2013, we did not make any purchases of our senior notes or common shares under the 2012 Securities Repurchase Program or the 2013 Securities Repurchase Program.
For more information regarding our 2012 Securities Repurchase Program and 2013 Securities Repurchase Program, see note 16 of notes to consolidated financial statements in Item 15 of this Form 10-K.
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

	Years Ended December 31,
	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010(1)	2009
Consolidated operating data:
Revenues	$5,769,605	$3,480,376	$2,427,450	$1,181,237	$820,430
Operating (loss) income	(409,502)	79,685	299,959	(110,085)	181,154
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(866,142)	(116,025)	159,559	(208,193)	176,455
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(2.70)	$(0.38)	$0.52	$(1.06)	$1.11
Diluted	$(2.70)	$(0.38)	$0.49	$(1.06)	$1.11
Cash dividends declared per share	$—	$—	$—	$1.28	$0.65

	At December 31,
	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010(1)	2009
Consolidated balance sheet:
Cash and cash equivalents	$600,340	$916,091	$164,111	$394,269	$114,463
Working capital	1,373,493	954,699	433,234	327,710	93,734
Total assets	27,970,797	17,950,379	13,108,119	10,795,117	2,059,290
Long-term obligations	17,367,702	11,015,625	6,651,011	3,595,277	326,085
Common shares	8,301,179	5,940,652	5,963,621	5,251,730	1,465,004
Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,118,723	3,717,398	3,929,830	4,911,096	1,354,372

Number of common shares issued and outstanding (000s)	333,037	303,861	306,371	302,449	158,311
___________________

(1)
Amounts for 2013, 2012, 2011, and 2010 include the impact of several acquisitions of businesses. For more information regarding our acquisitions, see note 3 of notes to consolidated financial statements in Item 15 of this Form 10-K.

(2)
In 2013, we recognized an impairment charge of $551.6 million related to ezogabine/retigabine (immediate-release formulation) which is co-developed and marketed under a collaboration agreement with GSK, and we wrote off an IPR&D asset of $93.8 million relating to a modified-release formulation of ezogabine/retigabine.

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
For more information regarding these impairment charges and other impairment charges, see note 7 and note 12 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) as of December 31, 2013 and 2012 and each of the three years in the period ended December 31, 2013 (the “2013 Financial Statements”).
Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of February 28, 2014.
All dollar amounts are expressed in U.S. dollars, unless otherwise noted.
COMPANY PROFILE
Valeant Pharmaceuticals International, Inc. (“we”, “us”, “our” or the “Company”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. In the Developed Markets segment, we focus most of our efforts in the eye health, dermatology and neurology therapeutic classes. In the Emerging Markets segment, we focus primarily on branded generics, OTC products, and medical devices. We are diverse not only in our sources of revenue from our broad drug and medical device portfolio, but also among the therapeutic classes and geographic segments we serve.
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
On August 5, 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 24, 2013. Subject to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), our wholly-owned subsidiary (the “B&L Acquisition”). B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. We believe we will continue to grow the B&L business due primarily to the expected growth of the overall eye health market and the introduction of new products. Further, we are integrating the B&L business into our decentralized structure which will allow us to continue to realize operational efficiencies and cost synergies. For more information regarding the B&L Acquisition, see note 3 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Our strategy is to focus the business on core geographies and therapeutic classes that offer attractive growth opportunities while maintaining our lower selling, general and administrative cost model and decentralized operating structure. We have an established portfolio of durable products with a focus in the eye health and dermatology therapeutic areas. We believe these areas are particularly attractive given that many of the products in these areas:

•	have potential for strong operating margins and solid growth;

•	are marked by a higher insured and self-pay component than other therapeutic areas and are less dependent on increasing government reimbursement pressures;

•	have limited patent risk;

•	have the potential for line extensions and life-cycle management opportunities; and

•	are smaller on an individual basis, and therefore typically not the focus of larger pharmaceutical companies.
Another critical element of our strategy is business development. We have completed numerous transactions over the past few years to expand our portfolio offering and geographic footprint, including, among others, the acquisitions of B&L and Medicis

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Pharmaceutical Corporation (“Medicis”). We will continue to pursue value-added business development opportunities as they arise.
The growth of our business is further augmented through our lower risk research and development model. This model allows us to advance certain development programs to drive future commercial growth, while minimizing our research and development expense. This is achieved primarily as follows:

•	focusing our efforts on niche therapeutic areas such as eye health, dermatology and podiatry, aesthetics, and dentistry, including life-cycle management programs for currently marketed products; and

•	acquiring dossiers and registrations for branded generic products, which require limited manufacturing start-up and development activities.
In addition to selective acquisitions and product development, our strategy also involves deploying cash through debt repayments and repurchases, as well as share buybacks.
We believe this strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value.
We measure our success through total shareholder return and, on that basis, as of February 21, 2014, the market price of our common shares on the New York Stock Exchange (“NYSE”) has increased approximately 460%, and the market price of our common shares on the Toronto Stock Exchange (“TSX”) has increased approximately 500%, since the Company’s (then named Biovail Corporation (“Biovail”)) acquisition of Valeant on September 28, 2010 (the “Merger”), as adjusted for the post-Merger special dividend of $1.00 per common share (the “post-Merger special dividend”).
ACQUISITIONS AND DISPOSITIONS
Since 2011, we have completed several transactions to expand our product portfolio, including, among others, the following acquisitions and dispositions.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Acquisition Date
Acquisitions of businesses and product rights
2014
Solta Medical, Inc. (“Solta Medical”)	January 2014
2013
B&L(1)	August 2013
Obagi Medical products, Inc. (“Obagi”)	April 2013
Certain assets of Eisai Inc. (“Eisai”)	February 2013
Natur Produkt International, JSC (“Natur Produkt”)	February 2013
2012
Medicis(2)	December 2012
Certain assets of Johnson & Johnson Consumer Companies, Inc. (“J&J ROW”)	October 2012
Certain assets of Johnson & Johnson Consumer Companies, Inc. (“J&J North America”)	September 2012
Certain assets of QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”)	September 2012
OraPharma Topco Holdings, Inc. (“OraPharma”)	June 2012
Certain assets of University Medical Pharmaceuticals Corp. (“University Medical”)	May 2012
Certain assets of Atlantis Pharma (“Atlantis”)	May 2012
Certain assets of Gerot Lannach	March 2012
Probiotica Laboratorios Ltda. (“Probiotica”)	February 2012
2011
iNova	December 2011
Dermik, a dermatological unit of Sanofi in the U.S. and Canada	December 2011
Ortho Dermatologics division of Janssen Pharmaceuticals, Inc.	December 2011
Afexa Life Sciences Inc. (“Afexa”)	October 2011
AB Sanitas (“Sanitas”)	August 2011
Elidel®/Xerese® license agreement	June 2011
Zovirax®	February 2011/March 2011
PharmaSwiss S.A. (“PharmaSwiss”)	March 2011
Disposition Date
Dispositions
2013
Divestiture of certain skincare products sold in Australia	October 2013
Divestiture of Buphenyl®	June 2013
2012
Divestitures of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”) and 5% fluorouracil cream (“5-FU”)	February 2012
2011
Out-license product rights to Cloderm® Cream, 0.1% to Promius Pharma LLC	March 2011
____________________________________

(1)
The B&L Acquisition included acquired in-process research and development (“IPR&D”) assets of $418.3 million related to the development of (i) various vision care products, such as the next generation silicone hydrogel lens (Bausch + Lomb Ultra), (ii) various pharmaceutical products, such as latanoprostene bunod, a nitric oxide-donating prostaglandin for reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension, and (iii) various surgical products. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. In determining fair value for latanoprostene bunod and the next generation silicone hydrogel lens (Bausch + Lomb Ultra), we assumed that material cash inflows for these products would commence in 2016 and 2014, respectively. In September 2013, the U.S. Food and Drug Administration (“FDA”) approved the next generation silicone hydrogel lens (Bausch + Lomb Ultra), and the product was launched in February 2014. As of December 31, 2013, we estimated that we will incur remaining development costs, including certain milestone payments, of approximately $90 million, in the aggregate, to complete the development of the IPR&D assets.

(2)
The Medicis Acquisition (as defined below) included acquired IPR&D assets of $159.8 million related to the development of several programs, including Luliconazole Cream, Metronidazole 1.3%, and other dermatology and aesthetics programs. The projected cash flows were adjusted for the probability of successful development and commercialization of the products. In determining fair value for these assets, we assumed that significant cash inflows for these products would commence in 2015. In November 2013, the FDA approved the NDA for Luliconazole, which triggered the commencement of amortization. On April 30, 2013, the Company agreed to sell the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for approximately $55 million, which includes upfront and certain

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

milestone payments, and minimum royalties for the first three years of commercialization. As of December 31, 2013, we estimated that we will incur remaining development costs of approximately $25 million, in the aggregate, to complete the development of these IPR&D assets.
For more information regarding our acquisitions and dispositions, see note 3, note 4 and note 27 of notes to consolidated financial statements in Item 15 of this Form 10-K.
PRODUCTS IN DEVELOPMENT
The following products, among others, are currently or were in clinical development during 2013:
B&L Acquisition
With the B&L Acquisition in August 2013, we added several ongoing projects to our research and development portfolio, including:

•
The next generation silicone hydrogel lens (Bausch + Lomb Ultra), with MoistureSeal™ technology, was approved by the FDA in September 2013 and was launched in February 2014. MoistureSeal™ is a unique combination of material chemistry and production process that has been shown to retain moisture throughout the day, which can help reduce blurriness or visual fluctuations associated with lens dryness.

•
Biotrue® ONEday lens is made from the bio-inspired material HyperGel™ that mimics the actions of the natural tear film, matches the water content of the eye, and meets the oxygen needs of the eye for daily wear of contact lenses. A multi-focal version of the Biotrue® ONEday lens was approved by the FDA in December 2013 and is targeted for launch in 2014.

•
Latanoprostene bunod, a nitric-oxide donating prostaglandin, is being developed for the reduction of intraocular pressure (IOP) in patients with glaucoma or ocular hypertension. The product is in Phase 3 testing.

•
Brimonidine tartrate 0.025% is being developed as an ocular redness reliever. Phase 2 studies have demonstrated fast onset and long-lasting efficacy, with low potential for rebound redness. The product is in Phase 3 testing.

Medicis Acquisition
With the acquisition of Medicis in December 2012 (the “Medicis Acquisition”), we added several ongoing projects to our research and development portfolio, including:

•
Luliconazole, a new imidazole, antimycotic cream for the treatment of tinea cruris, pedis and corporis. The NDA was submitted to the FDA on December 11, 2012. The FDA approved the NDA for Luliconazole under the name Luzu™ in November 2013, and the product is targeted for launch in early 2014.

•
Metronidazole 1.3%, a topical antibiotic for the treatment of bacterial vaginosis. In April 2013, we agreed to sell the worldwide rights for Metronidazole 1.3% to Actavis Specialty Brands. The rights to Metronidazole 1.3% are expected to be transferred to Actavis Specialty Brands at or shortly following the time of FDA approval of the product NDA, when and if obtained. In May 2013, we filed the NDA in the U.S. For more information see note 27 of notes to consolidated financial statements in Item 15 of this Form 10-K.

•	Several unique formulation development programs focused on improving the tolerability of existing acne vulgaris treatments, as well as a number of aesthetics programs.
Other
We also have a number of dermatology product candidates in development including:

•
IDP-108 (efinaconazole), to be marketed as Jublia®, a novel triazole compound, is an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults. Valeant holds an exclusive license from Kaken Pharmaceutical Co., Ltd., to commercialize efinaconazole in North America, Central America, South America and the European Union. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e., ergosterol synthesis inhibition. Jublia® was approved in Canada in October 2013, and we are targeting a launch in Canada in the second quarter of 2014. We filed the NDA in the U.S. in July 2012. As announced in May 2013, we received a Complete Response Letter from the FDA regarding our NDA for Jublia®. We are in the process of addressing the issues raised by the FDA in its letter.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	Topical and other life-cycle management projects, including IDP-118.
COLLABORATION AGREEMENTS
See note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding our various license, development and collaboration agreements.
RESTRUCTURING AND INTEGRATION
In connection with the B&L and Medicis acquisitions, as well as the Merger and other smaller acquisitions, we have implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
We estimate that we will incur total costs that are approximately half of the estimated annual synergies of greater than $850 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2014. Since the acquisition date, total costs of $364.2 million (including (i) $181.3 million of restructuring expenses, (ii) $14.1 million of acquisition-related costs, and (iii) $168.8 million of integration expenses) have been incurred through December 31, 2013. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 2,500 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include charges of $48.5 million and $4.3 million recognized and paid in the third quarter of 2013 related to the previously cancelled B&L’s performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition, respectively.
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Medicis businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we have realized over $300 million of cost synergies on a run rate basis as of December 31, 2013.
We estimated that we will incur total costs of less than $250 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, certain costs may still be incurred in 2014. Since the acquisition date, total costs of $181.3 million (including (i) $109.2 million of restructuring expenses, (ii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. on sales of Sculptra®, and (iii) $39.9 million of integration expenses) have been incurred through December 31, 2013. The estimated costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been terminated as a result of the Medicis Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Merger-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Biovail and Valeant businesses provided an opportunity to capture significant operating synergies from reductions in research and development, sales and marketing, and general and administrative expenses. In total, we realized approximately $350 million of annual cost synergies as of December 31, 2012. Approximately $315 million of cost synergies were realized in 2011, and the full amount of $350 million was realized in 2012.
See note 6 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information summarizing the major components of costs incurred in connection with our B&L, Medicis, and Merger acquisition-related initiatives through December 31, 2013.
U.S. HEALTHCARE REFORM
In March 2010, the Patient Protection and Affordable Care Act (the “Act”) was enacted in the U.S. The Act contains several provisions that impact our business. Provisions of the Act include: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on covered drugs; (ii) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (iii) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.
Commencing in 2011, the legislation requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. In addition, commencing in 2011, a new fee has been assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). This fee is calculated based upon each entity’s relative share of total applicable branded prescription drug sales to specified U.S. government programs for the preceding calendar year. The aggregate industry wide fee is expected to total $28.0 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.
Additional provisions of the Act will be implemented in the next several years. In 2013, federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D cover gap. Also in January 2013, Centers for Medicare and Medicaid Services issued final regulations to implement the physician payment disclosure provisions of the Act, which requires pharmaceutical and medical device manufacturers to disclose publicly certain payments to physicians. The law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices beginning in 2013. In 2014, the Act’s private health insurance exchanges will begin to operate along with the mandate on individuals to purchase health insurance. The Act also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government. While some states have decided to pursue such expansions, others have indicated they will not do so or are still considering doing so.
The Act did not have a material impact on our financial condition or results of operation in 2013, 2012 or 2011. In 2013, 2012 and 2011, we made total payments of $2.4 million, $1.8 million and $0.6 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). We also incurred costs of $28.8 million, $9.8 million and $6.0 million on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”) in 2013, 2012 and 2011, respectively. Under the legislation, the total cost incurred by us for the medical device excise tax during 2013 was $4.2 million.
While the Supreme Court upheld the core provisions of the Act, additional challenges to various provisions of the Act continue to work their way through the courts. We cannot predict at this time what impact these challenges will have on our business. Similarly, we cannot predict how the numerous regulations and requirements still to be proposed or finalized by the Administration and the states will impact our business.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for each of the last three years:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Years Ended December 31,			Change
	2013	2012	2011	2012 to 2013		2011 to 2012
($ in 000s, except per share data)	$	$	$	$	%	$	%
Revenues	5,769,605	3,480,376	2,427,450	2,289,229	66	1,052,926	43
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(866,142)	(116,025)	159,559	(750,117)	NM	(275,584)	NM
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(2.70)	(0.38)	0.52	(2.32)	NM	(0.90)	NM
Diluted	(2.70)	(0.38)	0.49	(2.32)	NM	(0.87)	NM

	As of December 31,			Change
	2013	2012	2011	2012 to 2013		2011 to 2012
($ in 000s)	$	$	$	$	%	$	%
Total assets	27,970,797	17,950,379	13,108,119	10,020,418	56	4,842,260	37
Long-term debt, including current portion	17,367,702	11,015,625	6,651,011	6,352,077	58	4,364,614	66
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $2,289.2 million, or 66%, to $5,769.6 million in 2013, compared with $3,480.4 million in 2012, primarily due to:

•
incremental product sales revenue of $854.6 million, in the aggregate, from all 2012 acquisitions, primarily from the Medicis, OraPharma, and J&J North America acquisitions. We also recognized incremental product sales revenue in 2013 of $1,612.0 million, in the aggregate, from all 2013 acquisitions, primarily from the B&L, Natur Produkt, and Obagi acquisitions. The incremental product sales revenue from the 2012 and 2013 acquisitions includes a negative foreign exchange impact of $22.2 million, in the aggregate, in 2013; and

•
incremental product sales revenue of $271.2 million in 2013, related to growth from the existing business, excluding the declines in Developed Markets described below. In the Developed Markets segment, the revenue increase was driven primarily by price, while volume was the main driver of growth in the Emerging Markets segment.

Those factors were partially offset by:

•
decrease in product sales in the Developed Markets segment of $293.9 million, in the aggregate, in 2013, primarily related to a decline in sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® due to the impact of generic competition;

•
a negative impact from divestitures, discontinuations and supply interruptions of $67.8 million in 2013. The largest contributors were the discontinuation of Dermaglow® and the divestitures of certain brands sold primarily in Australia;

•
a decrease in alliance and royalty revenue of $53.0 million, primarily related to the $45.0 million milestone payment received from GSK in connection with the launch of Potiga® recognized in the second quarter of 2012 that did not similarly occur in 2013;

•	a negative foreign currency exchange impact on the existing business of $24.4 million in 2013; and

•
a decrease in service revenue of $9.5 million in 2013, primarily due to lower contract manufacturing revenue from the Laval, Quebec facility, which was acquired as part of the acquisition of the Dermik business from Sanofi in December 2011.

Total revenues increased $1,052.9 million, or 43%, to $3,480.4 million in 2012, compared with $2,427.5 million in 2011, primarily due to:

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

•
incremental product sales revenue of $263.9 million in 2012, related to growth from the existing business, excluding the declines in Developed Markets described below. Slightly more than half of this increase was based on volume, and the remainder was a result of pricing actions taken during 2012 and 2011; and

•	incremental service revenue of $50.3 million in 2012, primarily from the Dermik acquisition.
Those factors were partially offset by:

•
decrease in product sales in the Developed Markets segment of $115.9 million, in the aggregate, primarily related to a decline in sales of Cardizem® CD, Cesamet®, Ultram® ER, Diastat® and Wellbutrin XL® due to the impact of generic competition;

•
a negative impact from divestitures and discontinuations of $81.8 million in 2012, including a decrease of $42.8 million in 2012, related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012; and

•	a negative foreign currency exchange impact on the existing business of $65.4 million in 2012.
Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net loss attributable to Valeant Pharmaceuticals International, Inc. (basic and diluted loss per share attributable to Valeant Pharmaceuticals International, Inc. of $2.70) increased $750.1 million, to $866.1 million in 2013, compared with net loss attributable to Valeant Pharmaceuticals International, Inc. of $116.0 million (basic and diluted loss per share attributable to Valeant Pharmaceuticals International, Inc. of $0.38) in 2012, reflecting the following factors:

•
an increase of $973.1 million in amortization and impairments of finite-lived intangible assets, as described below under “Results of Operations — Operating Expenses — Amortization and Impairments of Finite-Lived Intangible Assets”;

•	an increase of $549.1 million in selling, general and administrative expense, as described below under “Results of Operations — Operating Expenses — Selling, General and Administrative Expenses”;

•	an increase of $362.7 million in interest expense, as described below under “Results of Operations — Non-Operating Income (Expense) — Interest Expense”;

•	an increase of $175.1 million in other expense, as described below under “Results of Operations — Operating Expenses — Other Expense”;

•	an increase of $170.4 million in restructuring, integration and other costs, as described below under “Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs”;

•	an increase of $77.7 million in research and development expenses, as described below under “Results of Operations — Operating Expenses — Research and Development Expenses”;

•
a decrease of $56.7 million in contribution from (i) alliance and royalty revenue and (ii) service revenue (alliance and royalty revenue and service revenue less cost of alliance and service revenue) primarily due to $45.0 million recognized in 2012 related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in 2013;

•	an increase of $44.9 million in loss on extinguishment of debt, as described below under “Results of Operations — Non-Operating Income (Expense) — Loss on Extinguishment of Debt”; and

•	a decrease of $29.2 million in foreign exchange and other, as described below under “Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other”.
Those factors were partially offset by:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $1,410.5 million, mainly related to the incremental contribution of B&L, Medicis, Natur Produkt, the Eisai assets, Obagi and OraPharma;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	an increase of $172.6 million in recovery of income taxes, as described below under “Results of Operations — Income Taxes”;

•	a decrease of $42.2 million in acquisition-related costs, as described below under “Results of Operations — Operating Expenses — Acquisition-Related Costs”;

•
a decrease of $36.3 million in in-process research and development impairments and other charges, as described below under “Results of Operations — Operating Expenses — In-Process Research and Development Impairments and Other Charges”; and

•
an increase of $24.0 million in acquisition-related contingent consideration net gains, as described below under “Results of Operations — Operating Expenses — Acquisition-Related Contingent Consideration”.

Net loss attributable to Valeant Pharmaceuticals International, Inc. was $116.0 million (basic and diluted loss per share attributable to Valeant Pharmaceuticals International, Inc. of $0.38) in 2012, compared with net income attributable to Valeant Pharmaceuticals International, Inc. of $159.6 million (basic and diluted earnings per share attributable to Valeant Pharmaceuticals International, Inc. of $0.52 and $0.49, respectively) in 2011, reflecting the following factors:

•
an increase of $371.1 million in amortization and impairments of finite-lived intangible assets primarily related to (i) the acquired identifiable intangible assets of iNova, Dermik, Ortho Dermatologics, OraPharma, Sanitas, Gerot Lannach, PharmaSwiss and Medicis of $210.5 million, in the aggregate, in 2012, and (ii) higher amortization of ezogabine/retigabine of $109.8 million in 2012, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011;

•	an increase of $246.7 million in restructuring, integration and other costs, as described below under “Results of Operations — Operating Expenses — Restructuring, Integration and Other Costs”;

•	an increase of $183.6 million in selling, general and administrative expense, as described below under “Results of Operations — Operating Expenses — Selling, General and Administrative Expenses”;

•	an increase of $147.1 million in interest expense, as described below under “Results of Operations — Non-Operating Income (Expense) — Interest Expense”;

•
an increase of $80.7 million in in-process research and development impairments and other charges, as described below under “Results of Operations — Operating Expenses — In-Process Research and Development Impairments and Other Charges”;

•	an increase of $52.8 million in other expense, primarily due to legal settlements and related fees, as described below under “Results of Operations — Operating Expenses — Other Expense”;

•	an increase of $52.3 million in cost of alliance and service revenues, as described below under “Results of Operations — Operating Expenses — Cost of Alliance and Service Revenues”;

•	an increase of $45.6 million in acquisition-related costs, as described below under “Results of Operations — Operating Expenses — Acquisition-Related Costs”;

•
a net realized gain of $21.3 million on the disposal of our equity investment in Cephalon, Inc. (“Cephalon”) realized in 2011 that did not similarly occur in 2012, as described below under “Results of Operations — Non-Operating Income (Expense) — Gain on Investments, Net”; and

•
a $19.1 million net gain realized on foreign currency forward contracts entered in connection with the acquisitions of iNova and PharmaSwiss in 2011 that did not similarly occur in 2012, as described below under “Results of Operations — Non-Operating Income (Expense) — Foreign Exchange and Other”.

Those factors were partially offset by:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $812.2 million, mainly related to the incremental contribution of Dermik, iNova, Ortho Dermatologics, Sanitas, OraPharma, Zovirax®, Medicis, PharmaSwiss, Elidel®/Xerese®, Probiotica and the Gerot Lannach assets;

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
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $2.5 million in 2013, primarily related to the performance of joint ventures acquired in connection with the B&L Acquisition.
Cash Dividends
No dividends were declared or paid in 2013, 2012 or 2011. While our Board of Directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, the covenants contained in the Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”) and our bond indentures include restrictions on the payment of dividends.
RESULTS OF OPERATIONS
Reportable Segments
As a result of our acquisition strategy and continued growth, impacted by the December 2012 Medicis Acquisition, our Chief Executive Officer (“CEO”), who is our Chief Operating Decision Maker (“CODM”), began to manage the business differently in 2013, which necessitated a realignment of the segment structure, effective in the first quarter of 2013. Pursuant to this change, we now have two operating and reportable segments: (i) Developed Markets, and (ii) Emerging Markets. Accordingly, we have restated prior period segment information to conform to the current period presentation. The following is a brief description of our segments as of December 31, 2013:

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of eye health, dermatology and podiatry, aesthetics, and dentistry, (ii) sales in the U.S. of pharmaceutical products indicated for the treatment of neurological and other diseases, as well as alliance revenue from the licensing of various products we developed or acquired, and (iii) pharmaceutical products, OTC products, and medical device products sold in Canada, Australia, New Zealand, Western Europe and Japan.

•
Emerging Markets consists of branded generic pharmaceutical products and branded pharmaceuticals, OTC products, and medical device products. Products are sold primarily in Central and Eastern Europe (primarily Poland and Russia), Asia, Latin America (Mexico, Brazil, and Argentina and exports out of Mexico to other Latin American markets), Africa and the Middle East.

Revenues By Segment
Our primary sources of revenues are the sale of pharmaceutical products, OTC products, and medical devices, as well as contract services. The following table displays revenues by segment for each of the last three years, the percentage of each segment’s revenues compared with total revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not sum due to rounding.

	Years Ended December 31,						Change
	2013		2012		2011		2012 to 2013		2011 to 2012
($ in 000s)	$	%	$	%	$	%	$	%	$	%
Developed Markets	4,293,216	74	2,502,264	72	1,762,535	73	1,790,952	72	739,729	42
Emerging Markets	1,476,389	26	978,112	28	664,915	27	498,277	51	313,197	47
Total revenues	5,769,605	100	3,480,376	100	2,427,450	100	2,289,229	66	1,052,926	43
____________________________________
NM — Not meaningful
Total revenues increased $2,289.2 million, or 66%, to $5,769.6 million in 2013, compared with $3,480.4 million in 2012, mainly attributable to the effect of the following factors:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	in the Developed Markets segment:

•
the incremental product sales revenue of $2,051.0 million (which includes a negative foreign currency exchange impact of $12.5 million), in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from (i) the 2012 acquisitions of Medicis (mainly driven by Solodyn®, Restylane®, Dysport®, Vanos®, Ziana® and Perlane® product sales), OraPharma (mainly driven by Arestin® product sales), certain assets of J&J North America (mainly driven by Ambi®, Shower to Shower® and Purpose® product sales) and certain assets of QLT (Visudyne® product sales); and (ii) the 2013 acquisitions of B&L (driven by Lotemax® Gel, PreserVision® and SofLens® Daily Disposable Contact Lenses product sales), and Obagi (mainly driven by Nu-Derm® and Obagi-C® product sales); and

•
an increase in product sales from the existing business (excluding the declines described below) of $163.4 million, or 7%, in 2013, driven by growth of the core dermatology brands, including CeraVe® and Acanya®.

Those factors were partially offset by:

•
decrease in product sales of $293.9 million in 2013, primarily related to a decline in sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® due to generic competition. As a result of the approval of a generic Zovirax® ointment in April 2013, we anticipate a continuing decline in Zovirax® ointment revenues in the future, and such declines could be material. Refer to note 5 to the 2013 Financial Statements for details regarding Zovirax® agreements entered into in April 2013 with Actavis, Inc. (“Actavis”). We also anticipate a continuing decline in sales of Retin-A Micro®, BenzaClin® and Cesamet® due to continued generic erosion, however the rate of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions;

•
a decrease in alliance and royalty revenue of $59.8 million, primarily related to the $45.0 million milestone payment received from GSK in connection with the launch of Potiga® recognized in the second quarter of 2012 that did not similarly occur in 2013;

•	a negative impact from divestitures, discontinuations and supply interruptions of $44.8 million in 2013;

•	a negative foreign currency exchange impact on the existing business of $19.9 million in 2013; and

•
a decrease in service revenue of $5.1 million in 2013, primarily due to lower contract manufacturing revenue from the Laval, Quebec facility, which was acquired as part of the acquisition of the Dermik business from Sanofi in December 2011.

•	in the Emerging Markets segment:

•
the incremental product sales revenue of $415.6 million (which includes a negative foreign currency exchange impact of $9.7 million), in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from (i) the 2012 acquisitions of certain assets of Gerot Lannach and Atlantis and (ii) the 2013 acquisition of B&L (driven by ReNu Multiplus®, SofLens® and SofLens® Daily Disposable Contact Lenses product sales) and Natur Produkt; and

•	an increase in product sales from the existing business of $107.8 million, or 11%, in 2013 driven by growth in Poland and Russia.
Those factors were partially offset by:

•	a negative impact from divestitures, discontinuations and supply interruptions of $23.0 million in 2013; and

•	a negative foreign currency exchange impact on the existing business of $4.5 million in 2013.
Total revenues increased $1,052.9 million, or 43%, to $3,480.4 million in 2012, compared with $2,427.5 million in 2011, mainly attributable to the effect of the following factors:

•	in the Developed Markets segment:

•
the incremental product sales revenue of $679.0 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from (i) Dermik (mainly driven by BenzaClin®, Carac® and Sculptra® Aesthetics product sales), Ortho Dermatologics (mainly driven by Retin-A Micro® product sales), iNova (mainly driven by Duromine®, Difflam® and Duro-Tuss® product sales) and Afexa; and (ii) OraPharma, Medicis and University Medical product sales;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
an increase in product sales from the existing business (excluding the declines below) of $200.0 million, or 13%, driven by growth of the core dermatology brands, including Zovirax®, Elidel®, Acanya® and CeraVe®;

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga®; and

•
an increase in service revenue of $28.8 million in 2012, primarily from contract manufacturing revenue from the Laval, Quebec facility, which was acquired as part of the acquisition of the Dermik business from Sanofi in December 2011.

Those factors were partially offset by:

•
a decrease in product sales of $115.9 million, in the aggregate, primarily related to a decline in sales of Cardizem® CD, Cesamet®, Ultram® ER, Diastat® and Wellbutrin XL® due to the impact of generic competition;

•
a negative impact from divestitures and discontinuations of $58.6 million in 2012, including a decrease of $42.8 million in 2012 related to IDP-111 royalty revenue as a result of the sale of IDP-111 in February 2012;

•	alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment received from GSK in connection with the launch of Trobalt®; and

•	a negative foreign currency exchange impact on the existing business of $3.5 million in 2012.

•	in the Emerging Markets segment:

•
the incremental product sales revenue of $310.9 million (which includes a negative foreign currency exchange impact of $32.3 million in 2012), in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from (i) the 2011 acquisitions of Sanitas, iNova (mainly driven by Duromine® and Difflam® product sales), and PharmaSwiss; and (ii) the 2012 acquisitions of Probiotica and the Gerot Lannach assets;

•	an increase in product sales from the existing business of $63.9 million, or 10%, in 2012; and

•	an increase in service revenue of $21.4 million.
Those factors were partially offset by:

•	a negative foreign currency exchange impact on the existing business of $61.9 million in 2012; and

•	a negative impact from divestitures and discontinuations of $23.2 million in 2012.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, in-process research and development impairments and other charges and other expense, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. In addition, share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.
The following table displays profit by segment for each of the last three years, the percentage of each segment’s profit compared with corresponding segment revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Years Ended December 31,						Change
	2013		2012		2011		2012 to 2013		2011 to 2012
($ in 000s)	$	%(1)	$	%(1)	$	%(1)	$	%	$	%
Developed Markets	573,232	13	815,902	33	740,316	42	(242,670)	(30)	75,586	10
Emerging Markets	92,995	6	68,958	7	(24,929)	(4)	24,037	35	93,887	NM
Total segment profit	666,227	12	884,860	25	715,387	29	(218,633)	(25)	169,473	24
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
NM — Not meaningful

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Total segment profit decreased $218.6 million, or 25%, to $666.2 million in 2013, compared with $884.9 million in 2012, mainly attributable to the effect of the following factors:

•	in the Developed Markets segment:

•
an increase in contribution of $1,278.5 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from the product sales of Medicis, B&L, Obagi and OraPharma, including higher expenses for acquisition accounting adjustments related to inventory of $285.6 million, in the aggregate;

•
an increase in contribution from product sales from the existing business (excluding the favorable impact related to the acquisition accounting adjustments related to inventory in 2012 that did not similarly occur in 2013 and the declines described below) of $155.2 million, driven by growth of the core dermatology brands, including CeraVe® and Acanya®; and

•	a favorable impact of $54.1 million related to the existing business acquisition accounting adjustments related to inventory in 2012 that did not similarly occur in 2013.
Those factors were more than offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $1,333.6 million in 2013, primarily due to an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013 and the acquisitions of new businesses within the segment. See note 7 to the 2013 Financial Statements for additional information regarding the ezogabine/retigabine impairment;

•
a decrease in contribution of $286.7 million in 2013, primarily related to the lower sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet ® as a result of the continued impact of generic competition;

•
alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga® that did not similarly occur in 2013;

•	a decrease in contribution of $39.6 million in 2013, primarily related to divestitures, discontinuations and supply interruptions; and

•	a negative foreign currency exchange impact on the existing business contribution of $14.3 million in 2013.

•	in the Emerging Markets segment:

•
an increase in contribution of $201.5 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from the sale of B&L, Natur Produkt and Gerot Lannach products, including higher expenses for acquisition accounting adjustments related to inventory of $62.1 million, in the aggregate;

•	an increase in contribution from product sales from the existing business of $70.9 million in 2013; and

•	an increase in alliance contribution of $6.1 million in 2013.
Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $240.0 million in 2013, primarily associated with the acquisitions of new businesses within the segment;

•	a decrease in contribution of $12.0 million in 2013 related to divestitures, discontinuations and supply interruptions; and

•	a negative foreign currency exchange impact on the existing business contribution of $2.4 million in 2013.
Total segment profit increased $169.5 million, or 24%, to $884.9 million in 2012, compared with $715.4 million in 2011, mainly attributable to the effect of the following factors:

•	in the Developed Markets segment:

•
an increase in contribution of $508.9 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from the product sales of Dermik, Ortho Dermatologics, iNova, OraPharma, Medicis and University Medical, including higher expenses for acquisition accounting adjustments related to inventory of $67.9 million, in the aggregate;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
an increase in contribution from product sales from the existing business (including a favorable impact of $20.5 million related to the acquisition accounting adjustments related to inventory in 2011 that did not similarly occur in 2012 and the declines described below) of $216.2 million, driven by (i) continued growth of the core dermatology brands, including Zovirax®, Elidel®, Acanya® and CeraVe®, and the growth of these seasonal brands has increased the impact of seasonality on our business, particularly during the third quarter of 2012 “back to school” season, (ii) higher sales of Xenazine® which carries a lower margin than the rest of the neurology portfolio, and (ii) a lower supply price for Zovirax® inventory purchased from GSK, as a result of the new supply agreement that became effective with the acquisition of the U.S. rights to Zovirax®, such that we retain a greater share of the economic interest in the brand; and

•	alliance revenue of $45.0 million recognized in the second quarter of 2012, related to the milestone payment received from GSK in connection with the launch of Potiga®.
Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-live intangible assets) of $496.1 million in 2012, primarily related to the higher amortization expense of $109.8 million in 2012 related to ezogabine/retigabine, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011 and the acquisitions of new businesses within the segment;

•
a decrease in contribution of $105.1 million, in the aggregate, in 2012, primarily related to lower sales of higher margin products such as Cardizem® CD, Cesamet®, Diastat®, Ultram® ER and Wellbutrin XL® as a result of the impact of generic competition;

•
a decrease in contribution of $45.8 million in 2012, primarily related to divestitures and discontinuations. The largest contributor to the decrease was a reduction in IDP-111 royalty revenue of $42.8 million in 2012, as a result of the sale of IDP-111 in February 2012;

•	alliance revenue of $40.0 million recognized in the second quarter of 2011, related to the milestone payment received from GSK in connection with the launch of Trobalt®; and

•	a decrease in contribution from service revenue of $6.7 million in 2012.

•	in the Emerging Markets segment:

•
an increase in contribution of $188.3 million, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, in 2012, primarily from the sale of Sanitas, iNova, PharmaSwiss, Probiotica and Gerot Lannach products, including lower expenses for acquisition accounting adjustments related to inventory of $21.0 million, in the aggregate, in 2012;

•
an increase in contribution from product sales from the existing business of $53.1 million in 2012, including a favorable impact of $6.8 million related to the acquisition accounting adjustments related to inventory in 2011 that did not similarly occur in 2012; and

•	an increase in alliance and service revenue of $6.7 million.
Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-live intangible assets) of $112.6 million in 2012, primarily associated with the acquisitions of new businesses within the segment;

•	a negative foreign currency exchange impact on the existing business contribution of $31.0 million in 2012; and

•	a negative impact from divestitures and discontinuations of $10.6 million in 2012.
Operating Expenses
The following table displays the dollar amount of each operating expense category for each of the last three years, the percentage of each category compared with total revenues in the respective year, and the dollar and percentage changes in the dollar amount of each category. Percentages may not sum due to rounding.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Years Ended December 31,						Change
	2013		2012		2011		2012 to 2013		2011 to 2012
($ in 000s)	$	%(1)	$	%(1)	$	%(1)	$	%	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	1,846,314	32	905,095	26	683,750	28	941,219	104	221,345	32
Cost of alliance and service revenues	58,806	1	64,601	2	12,348	1	(5,795)	(9)	52,253	NM
Selling, general and administrative	1,305,164	23	756,083	22	572,472	24	549,081	73	183,611	32
Research and development	156,783	3	79,052	2	65,687	3	77,731	98	13,365	20
Amortization and impairments of finite-lived intangible assets	1,901,977	33	928,885	27	557,814	23	973,092	105	371,071	67
Restructuring, integration and other costs	514,825	9	344,387	10	97,667	4	170,438	49	246,720	NM
In-process research and development impairments and other charges	153,639	3	189,901	5	109,200	4	(36,262)	(19)	80,701	74
Acquisition-related costs	36,416	1	78,604	2	32,964	1	(42,188)	(54)	45,640	138
Acquisition-related contingent consideration	(29,259)	(1)	(5,266)	—	(10,986)	—	(23,993)	NM	5,720	(52)
Other expense	234,442	4	59,349	2	6,575	—	175,093	NM	52,774	NM
Total operating expenses	6,179,107	107	3,400,691	98	2,127,491	88	2,778,416	82	1,273,200	60
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or market adjustments to inventories. Cost of goods sold excludes the amortization and impairments of finite-lived intangible assets described separately below under “— Amortization and Impairments of Finite-Lived Intangible Assets”.
Cost of goods sold increased $941.2 million, or 104%, to $1,846.3 million in 2013, compared with $905.1 million in 2012. As a percentage of revenue, Cost of goods sold increased to 32% in 2013 as compared to 26% in 2012, primarily due to:

•	the impact of higher acquisition accounting adjustments of $293.6 million in 2013 (equates to 5.1% of 2013 revenue) related to acquired inventories that were sold in 2013;

•
an unfavorable impact from product mix related to (i) the product portfolio acquired as part of the B&L Acquisition and (ii) decreased sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet ® which have a higher gross profit margin than our overall margin; and

•	higher sales of Xenazine® which has a lower margin than the rest of the neurology portfolio.
These factors were partially offset by:

•	a favorable impact from product mix related to the Medicis product portfolio; and

•	the benefits realized from worldwide manufacturing rationalization initiatives primarily from Latin America and Canada.
Cost of goods sold increased $221.3 million, or 32%, to $905.1 million in 2012, compared with $683.8 million in 2011. As a percentage of revenue, Cost of goods sold decreased to 26% in 2012 as compared to 28% in 2011, primarily due to:

•	a favorable impact from product mix and the benefits realized from worldwide manufacturing rationalization initiatives primarily from Latin America and Canada; and

•
the effect of the lower supply price for Zovirax® inventory purchased from GSK as a result of a new supply agreement that became effective with the acquisition of the U.S. rights to Zovirax®, which favorably impacted cost of goods sold during the first and second quarters of 2012 as compared to the corresponding periods in 2011.

These factors were partially offset by:

•	an unfavorable foreign exchange impact on contribution, as the foreign exchange benefit to Cost of Goods Sold was more than offset by the negative foreign exchange impact on product sales;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	increased sales of Xenazine® which has a lower margin than the rest of the neurology portfolio;

•	decreased sales of Cesamet® in Canada which has a higher margin than the rest of our portfolio; and

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
Cost of alliance and service revenues decreased $5.8 million, or 9%, to $58.8 million in 2013, compared with $64.6 million in 2012, primarily due to lower contract manufacturing revenue from the Laval, Quebec facility, which was acquired as part of the acquisition of the Dermik business from Sanofi in December 2011.
Cost of alliance and service revenues increased $52.3 million to $64.6 million in 2012, compared with $12.3 million in 2011, primarily due to the inclusion of cost of service revenue from Dermik of $35.7 million.
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
Selling, general and administrative expenses increased $549.1 million, or 73%, to $1,305.2 million in 2013, compared with $756.1 million in 2012, primarily due to:

•
increased expenses in our Developed Markets segment ($367.8 million) primarily driven by the acquisitions of new businesses within the segment, including the B&L and Medicis acquisitions, partially offset by the realization of cost synergies;

•
increased expenses in our Emerging Markets segment ($155.2 million), primarily driven by the acquisitions of new businesses within this segment, including the B&L Acquisition, partially offset by the realization of cost synergies; and

•
net incremental compensation expense of $15.5 million in the second quarter of 2013 related to certain equity awards held by current non-management directors which were modified from units settled in common shares to units settled in cash. See note 17 to the 2013 Financial Statements for additional information.

As a percentage of revenue, Selling, general and administrative expenses increased to 23% in 2013 as compared to 22% in 2012, primarily due to timing of costs incurred and realization of synergies from the B&L Acquisition. The increase in 2013 was also impacted by the net incremental compensation expense of $15.5 million recognized in the second quarter of 2013 (equates to 0.3% of 2013 revenue) described in the preceding paragraph.
Selling, general and administrative expenses increased $183.6 million, or 32%, to $756.1 million in 2012, compared with $572.5 million in 2011 (as a percentage of revenue, Selling, general and administrative expenses decreased to 22% in 2012 as compared to 24% in 2011), primarily due to:

•	increased expenses in our Developed Markets segment ($172.9 million) and Emerging Markets segment ($51.7 million), primarily driven by the acquisitions of new businesses within these segments.
This factor was partially offset by:

•
decreases of $24.9 million in share-based compensation expense charged to selling, general and administrative expenses in 2012, primarily due to the vesting of performance stock units as a result of achieving specified performance criteria recognized in 2011 and the impact of the stock option modification recognized in the first quarter of 2011, partially offset by an incremental charge of $4.8 million in 2012 as some of our performance-based RSU grants triggered a partial payout as a result of achieving certain share price appreciation conditions. Refer to note 17 to the 2013 Financial Statements for further details.

Research and Development Expenses

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
Research and development expenses increased $77.7 million, or 98%, to $156.8 million in 2013, compared with $79.1 million in 2012, primarily due to spending on programs acquired in the B&L Acquisition, including latanoprostene bunod and the next generation silicone hydrogel lens (Bausch + Lomb Ultra), partially offset by lower spending on ezogabine/retigabine reflecting the U.S. launch in the second quarter of 2012. See note 3 to the 2013 Financial Statements for additional information relating to the B&L Acquisition.
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
Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $973.1 million, or 105%, to $1,902.0 million in 2013, compared with $928.9 million in 2012, primarily due to (i) a net increase of $525.1 million for ezogabine/retigabine, as the impairment charge of $551.6 million in the third quarter of 2013 was partially offset by lower amortization for ezogabine/retigabine of $26.5 million in the fourth quarter of 2013, (ii) the amortization of the Medicis, B&L, Eisai and Obagi identifiable intangible assets of $351.9 million, in the aggregate, in 2013, (iii) impairment charges of $31.5 million related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia, to their estimated fair value less costs to sell in 2013, (iv) $22.2 million related to the write-off of the carrying value of the Opana® intangible asset in 2013, (v) an increase in the write-offs of $16.9 million, in the aggregate, in 2013, primarily related to the discontinuation of certain products in the Brazilian, Canadian, and Polish markets, and (vi) $10.0 million related to the write-off of certain OTC skincare products in the U.S. in 2013.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Amortization and impairments of finite-lived intangible assets increased $371.1 million, or 67%, to $928.9 million in 2012, compared with $557.8 million in 2011, primarily due to (i) the amortization of the iNova, Dermik, Ortho Dermatologics, OraPharma, Sanitas, Gerot Lannach, PharmaSwiss and Medicis identifiable intangible assets of $210.5 million, in the aggregate, in 2012, (ii) higher amortization of ezogabine/retigabine of $109.8 million in 2012, which was reclassified from IPR&D to a finite-lived intangible asset in December 2011, (iii) impairment charges of $31.3 million related to the write-down of the carrying values of intangible assets related to certain suncare and skincare brands sold primarily in Australia, which were classified as assets held for sale as of December 31, 2012, to their estimated fair values less costs to sell, (iv) an $18.7 million impairment charge related to the write-down of the carrying value of the Dermaglow® intangible asset, which was classified as an asset held for sale as of December 31, 2012, to its estimated fair value less costs to sell, and (v) impairment charges of $13.3 million related to the discontinuation of certain products in the Brazilian and Polish markets.
Restructuring, Integration and Other Costs
We recognized restructuring, integration, and other costs of $514.8 million in 2013, compared with $344.4 million and $97.7 million in 2012 and 2011, respectively, primarily related to the B&L and Medicis acquisitions and other acquisitions. Refer to note 6 to the 2013 Financial Statements for further details.
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
In 2013, we recorded charges of $153.6 million, primarily due to the write-off of (i) $93.8 million relating to the modified-release formulation of ezogabine/retigabine, (ii) $27.3 million of IPR&D assets acquired by Valeant as part of Aton Pharma, Inc.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(“Aton”) acquisition in May 2010, mainly related to the termination of the A007 (Lacrisert®) development program, (iii) $14.4 million related to the termination of the Mapracorat development program, and (iv) $8.8 million related to a Xerese® life-cycle product. Refer note 12 to the 2013 Financial Statements for additional information.
In 2012, we recorded charges of $189.9 million, primarily due to (i) $133.4 million for the write-off of an acquired IPR&D asset related to the IDP-107 dermatology program, which was acquired in September 2010 as part of the Merger, (ii) an impairment charge of $24.7 million related to a Xerese® life-cycle product, (iii) $12.0 million related to a payment to terminate a research and development commitment with a third party, (iv) $5.0 million related to an upfront payment to acquire the North American rights to Emervel®, and (v) $5.0 million related to the IDP-108 program, including an upfront payment to expand our rights to IDP-108 to include additional territories as well as a milestone payment. Refer note 12 to the 2013 Financial Statements for additional information.
In 2011, we recorded charges of $109.2 million primarily related to the impairment of acquired IPR&D assets relating to the A002, A004, and A006 programs acquired as part of the Aton acquisition in 2010, as well as the IDP-109 and IDP-115 dermatology programs ($105.2 million). The impairment charges were triggered in the fourth quarter of 2011 due to unfavorable study results, feedback received from the FDA which would result in the incurrence of higher costs to perform additional studies, reassessment of risk and the probability of success, and/or pipeline prioritization decisions resulting in the re-allocation of our resources to other research and development (“R&D”) programs.
Acquisition-Related Costs
Acquisition-related costs decreased $42.2 million, or 54%, to $36.4 million in 2013, compared with $78.6 million in 2012, reflecting higher expenses incurred in 2012 related to the Medicis and OraPharma acquisitions and other 2012 acquisitions, partially offset by acquisition activities in 2013 primarily related to the B&L and Obagi acquisitions. See note 3 to the 2013 Financial Statements for additional information regarding business combinations.
Acquisition-related costs increased $45.6 million, or 138%, to $78.6 million in 2012, compared with $33.0 million in 2011, reflecting increased acquisition activity during 2012, primarily driven by costs associated with the Medicis Acquisition. The Medicis Acquisition costs included $39.2 million of expenses incurred with respect to an agreement with Galderma S.A (“Galderma”) which, among other things, resolved all claims asserted in Galderma’s pending litigation related to our acquisition of Medicis. Refer to note 3 to the 2013 Financial Statements for further details.
Acquisition-Related Contingent Consideration
In 2013, we recognized an acquisition-related contingent consideration gain of $29.3 million. The net gain was primarily driven by:

•
a net gain related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011. In April 2013, Mylan Inc. launched a generic Zovirax® ointment, which was earlier than we previously anticipated. Also, in April 2013, we entered into an agreement with Actavis to launch the authorized generic ointment for Zovirax®. Refer to note 5 to the 2013 Financial Statements for further information regarding the agreement with Actavis. As a result of analysis in the third quarter of 2013 of performance trends since the generic entrant, we adjusted the projected revenue forecast, resulting in an acquisition-related contingent consideration net gain of $20.0 million in 2013; and

•
a net gain of $6.9 million, which resulted from the termination, in the third quarter of 2013, of the A007 (Lacrisert®) development program, which impacted the probability associated with potential milestone payments. Refer to note 7 to the 2013 Financial Statements for further information.

In 2012, we recognized an acquisition-related contingent consideration gain of $5.3 million, primarily driven by (1) a net gain of $10.3 million related to the iNova acquisition due to changes in the estimated probability of achieving the related milestones, partially offset by (2) a net loss of $6.5 million related to the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011, due to fair value adjustments to reflect accretion for the time value of money, partially offset by changes in the projected revenue forecast. Refer to note 3 to the 2013 Financial Statements for further details.
In 2011, we recognized an acquisition-related contingent consideration gain of $11.0 million, primarily driven by the changes in fair value of acquisition-related contingent consideration as follows: (1) a gain of $13.2 million and $9.2 million related to the PharmaSwiss and Aton acquisitions, respectively, partially offset by (2) a loss of $11.2 million related to the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011.
Other Expense

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Other expense includes: legal settlements and related fees and gains/losses from the sale of non-core assets.
In 2013, we recorded charges in other expense of $234.4 million, primarily due to (i) a charge of $142.5 million in the third quarter of 2013 related to a settlement agreement with Anacor Pharmaceuticals, Inc. (“Anacor”), (ii) a charge of $50.0 million in the fourth quarter of 2013 related to AntiGrippin® litigation, and (iii) a loss of $10.2 million related to the sale of certain skincare products sold primarily in Australia in the fourth quarter of 2013. Refer to note 4 and note 24 to the 2013 Financial Statements for further details related to the divestiture of certain skincare products sold in Australia, and the Anacor settlement and AntiGrippin® litigation, respectively.
In 2012, we recorded charges in other expense of $59.3 million, primarily due to legal settlement charges of $56.8 million, mainly related to a settlement of antitrust litigation and the associated legal fees. Refer to note 24 to the 2013 Financial Statements for further details.
In 2011, we recorded charges of $6.6 million, primarily due to (i) the legal settlement charges of $11.8 million primarily due to the settlement of litigation and disputes related to revenue-sharing arrangements with, or other payment obligations to, third parties, partially offset by (ii) a gain of $5.3 million on the out-license of the product rights for Cloderm® in 2011. Refer to note 4 to the 2013 Financial Statements for further details.
Non-Operating Income (Expense)
The following table displays each non-operating income or expense category for each of the last three years, and the dollar and percentage changes in the dollar amount of each category.

	Years Ended December 31,			Change
	2013	2012	2011	2012 to 2013		2011 to 2012
($ in 000s; Income (Expense))	$	$	$	$	%	$	%
Interest income	8,023	5,986	4,084	2,037	34	1,902	47
Interest expense	(844,316)	(481,596)	(334,526)	(362,720)	75	(147,070)	44
Loss on extinguishment of debt	(65,014)	(20,080)	(36,844)	(44,934)	NM	16,764	(45)
Foreign exchange and other	(9,465)	19,721	26,551	(29,186)	(148)	(6,830)	(26)
Gain on investments, net	5,822	2,056	22,776	3,766	183	(20,720)	(91)
Total non-operating expense	(904,950)	(473,913)	(317,959)	(431,037)	91	(155,954)	49
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $362.7 million, or 75%, to $844.3 million in 2013, compared with $481.6 million in 2012, primarily reflecting the following:

•
an increase of $308.1 million, in the aggregate, in 2013, primarily related to higher debt balances, driven by the new borrowings during the period. Refer to note 14 to the 2013 Financial Statements for further details; and

•
an increase of $53.1 million, in the aggregate, in 2013, related to the non-cash amortization of debt discounts and deferred financing costs, including the write-off of deferred financing costs related to the commitment letter entered into in connection with the financing of the B&L Acquisition. Refer to note 14 to the 2013 Financial Statements for further details.

As a result of the financing obtained in connection with the B&L Acquisition, we expect an increase in interest expense in future years. Refer to note 14 to the 2013 Financial Statements for further details.
Interest expense increased $147.1 million, or 44%, to $481.6 million in 2012, compared with $334.5 million in 2011, primarily reflecting the following:

•	an increase of $167.9 million, in the aggregate, in 2012, related to the borrowings under our senior secured credit facilities and our senior notes; and

•
an increase of $9.3 million, in the aggregate, in 2012, related to the non-cash amortization of debt discounts and deferred financing costs, including the write-off of deferred financing costs related to the commitment letter entered into in

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

connection with the financing of the Medicis Acquisition. Refer to note 14 to the 2013 Financial Statements for further details.
Those factors were partially offset by:

•	a decrease of $10.7 million in 2012, related to the repurchases and the settlement of 5.375% senior convertible notes due 2014 (the “5.375% Convertible Notes”);

•	a decrease of $10.0 million in 2012 due to the repayment of our previous term loan A facility in the first quarter of 2011;

•	a decrease of $4.8 million in 2012 due to an adjustment to amortization of debt issuance costs related to a prior period; and

•	a decrease of $4.4 million in 2012 related to the redemption of 4.0% convertible subordinated notes due 2013 (the “4% Convertible Notes”) in the second quarter of 2011.
Loss on Extinguishment of Debt
In 2013, we recognized losses of $65.0 million, related primarily due to (i) the redemption of 6.50% senior notes due 2016 (the “2016 Notes”) in December 2013, (ii) the repricing of our Series D tranche B term loan facility and our Series C of the tranche B term loan facility on February 21, 2013, and (iii) the redemption of 9.875% senior notes assumed in connection with the B&L Acquisition in the third quarter of 2013 (see note 3 to the 2013 Financial Statements for additional information). Refer to note 19 to the 2013 Financial Statements for further details.
In 2012, we recognized losses of $20.1 million, mainly on refinancing of our term loan B facility on October 2, 2012 and the settlement of the 5.375% Convertible Notes.
In 2011, we recognized losses of $36.8 million, primarily related to the repurchase of a portion of the 5.375% Convertible Notes ($31.6 million) and the share settlement of the 4.0% Convertible Notes ($4.7 million). Refer to note 16 to the 2013 Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other decreased $29.2 million, or 148%, to a loss of $9.5 million in 2013, compared with a gain of $19.7 million in 2012, primarily due to (i) the $29.4 million gain realized in 2012 on an intercompany loan that was not designated as permanent in nature that did not similarly occur in 2013, (ii) an unrealized foreign exchange loss of $8.3 million on an intercompany financing arrangement in the first quarter of 2013, partially offset by (iii) the translation gains on intercompany loans in 2013.
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
Gain on Investments, Net
In 2013, we recognized gain on investment, net of $5.8 million. The gain on investment, net was primarily driven by a realized gain of $4.0 million on the sale of an equity investment acquired as part of the Medicis Acquisition in December 2012.
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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Years Ended December 31,			Change
	2013	2012	2011	2012 to 2013		2011 to 2012
($ in 000s; (Income) Expense)	$	$	$	$	%	$	%
Current income tax expense	83,413	63,526	39,891	19,887	31	23,635	59
Deferred income tax benefit	(534,196)	(341,729)	(217,450)	(192,467)	56	(124,279)	57
Total recovery of income taxes	(450,783)	(278,203)	(177,559)	(172,580)	62	(100,644)	57
____________________________________
NM — Not meaningful
In 2013, our effective tax rate was impacted by (i) income earned in jurisdictions with a lower statutory rate than in Canada; (ii) the increase in liabilities for uncertain tax positions; (iii) taxable losses in Canada for which no tax benefit will be recognized; (iv) non-deductible stock based compensation and realized foreign exchange gains where a full valuation allowance is recorded against tax loss carryforwards, (v) acquisitions, primarily the B&L Acquisition, which included the expansion of our business into a significant amount of new taxing jurisdictions; and (vi) losses in a jurisdiction with a higher statutory tax rate than in Canada. Our consolidated foreign rate differential reflects the net total of the tax cost or benefit of income earned or losses incurred in jurisdictions outside of Canada as compared to the net total of the tax cost or benefit of such income (on a jurisdictional basis) at the Canadian statutory rate. Tax costs below the Canadian statutory rate generate a beneficial foreign rate differential as do tax benefits generated in jurisdictions where the statutory tax rate exceeds the Canadian statutory tax rate. It is not expected that the net total of the foreign rate differentials generated in each jurisdiction in which we operate will bear a direct relationship to the net total amount of foreign income (or loss) earned outside of Canada.
In the third quarter of 2013, we assessed the realizability of the U.S. foreign tax credits based on an update to the expectations of future foreign source income in light of the B&L Acquisition. It was determined that it was more likely than not that these credits would not be realizable and as such a valuation allowance was established against them.
In each of the fourth quarters of 2012 and 2011, we assessed the realizability of a portion of our deferred tax assets related to operating loss carryforwards in the U.S. In 2011, management determined that U.S. federal losses previously subject to a valuation allowance due to limitation restrictions should be written off and the corresponding valuation allowance reversed as of December 31, 2011. In Canada, we released valuation allowance against a portion of the deferred tax assets in respect of our Canadian tax attributes recognized to the extent of deferred tax liabilities from acquisition. We do not believe, due to the purchase price paid for the B&L Acquisition, that any potential 382 limitation to be applied to the acquired B&L net operating losses will have an impact on their realizability. In determining the amount of the valuation allowance that was necessary, we considered the amount of U.S. tax loss carryforwards, Canadian tax loss carryforwards, scientific research and experimental development pool, and investment tax credits that we would more likely than not be able to utilize based on future sources of income.
SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following table presents a summary of our unaudited quarterly results of operations and operating cash flows in 2013 and 2012:

	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
($ in 000s)	$	$	$	$	$	$	$	$
Revenue	1,068,355	1,095,762	1,541,731	2,063,757	789,853	820,090	884,140	986,293
Expenses(1)	951,349	954,249	2,433,229	1,840,280	728,357	733,280	854,676	1,084,378
Operating income (loss)	117,006	141,513	(891,498)	223,477	61,496	86,810	29,464	(98,085)
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(27,530)	10,866	(973,243)	123,765	(12,921)	(21,607)	7,645	(89,142)
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(0.09)	0.04	(2.92)	0.37	(0.04)	(0.07)	0.03	(0.29)
Diluted	(0.09)	0.03	(2.92)	0.36	(0.04)	(0.07)	0.02	(0.29)
Net cash provided by operating activities	255,349	305,028	201,712	279,868	167,230	254,602	166,827	67,919
____________________________________

(1)
In the third quarter of 2013, we recognized an impairment charge of $551.6 million related to ezogabine/retigabine (immediate-release formulation) which is co-developed and marketed under a collaboration agreement with GSK. In addition, in the third quarter of 2013, we wrote off an IPR&D asset of $93.8

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

million relating to a modified-release formulation of ezogabine/retigabine. See note 7 to the 2013 Financial Statements for additional information regarding these charges.
Fourth Quarter of 2013 Compared to Fourth Quarter of 2012
Results of Operations
Total revenues increased $1,077.5 million, or 109%, to $2,063.8 million in the fourth quarter of 2013, compared with $986.3 million in the fourth quarter of 2012, reflecting the following factors:

•
incremental product sales revenue of $153.4 million, in the aggregate, from all 2012 acquisitions in the fourth quarter of 2013, primarily from the Medicis Acquisition. We also recognized incremental product sales revenue of $945.0 million, in the aggregate, from all 2013 acquisitions in the fourth quarter of 2013, primarily from the B&L, Natur Produkt, and Obagi acquisitions. The incremental product sales revenue from the 2012 and 2013 acquisitions includes a negative foreign exchange impact of $12.7 million, in the aggregate, in the fourth quarter of 2013; and

•
incremental product sales revenue of $92.2 million in 2013, related to growth from the existing business (excluding the declines in Developed Markets segment described below), driven by sales of (i) Elidel® and Arestin®, (ii) orphan products (Syprine® and Mephyton®), and (iii) recently launched authorized generic products.

Those factors were partially offset by:

•
decrease in product sales in the Developed Markets segment of $77.7 million, in the aggregate, in the fourth quarter of 2013, primarily related to a decline in sales of the Retin-A Micro®, Zovirax® franchise and BenzaClin® due to generic competition;

•	a negative impact from divestitures and discontinuations of $12.6 million in the fourth quarter of 2013;

•	a decrease in alliance revenue of $10.5 million in the fourth quarter of 2013, primarily in our Developed Markets segment; and

•	a negative foreign currency impact on the existing business of $11.0 million in the fourth quarter of 2013.
Net income attributable to Valeant Pharmaceuticals International, Inc. was $123.8 million in the fourth quarter of 2013, compared with net loss attributable to Valeant Pharmaceuticals International, Inc. of $89.1 million in the fourth quarter of 2012, reflecting the following factors:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $643.6 million, mainly related to the incremental contribution of B&L, Medicis, and Natur Produkt;

•	a decrease of $92.9 million in restructuring, integration and other costs. Refer to note 6 to the 2013 Financial Statements for further details;

•	a decrease of $40.6 million in acquisition-related costs, primarily reflecting higher costs for the Medicis Acquisition in the prior year;

•
an increase in the recovery of income taxes of $17.6 million primarily due to an increased amortization addback related to large increases in the intangible book basis pursuant to various acquisitions during 2013; and

•
a decrease of $15.2 million in in-process research and development impairments and other charges mainly due to charges in the prior year that did not similarly occur in the fourth quarter of 2013, including (i) an impairment charge of $24.7 million related to a Xerese® life-cycle product, (ii) $5.0 million related to an upfront payment to acquire the North American rights to Emervel®, and (iii) $5.0 million related to an upfront payment to expand our rights to IDP-108 to include additional territories. This was partially offset by a $14.4 million write-off of the Mapracorat product and an $8.8 million write-off of a Xerese® life-cycle product, both of which were recognized in the fourth quarter of 2013.

Those factors were partially offset by:

•
an increase of $245.6 million in selling, general and administrative expenses primarily due to increased expenses in our Developed Markets segment ($176.1 million) and Emerging Markets segment ($66.6 million), primarily driven by the acquisitions of new businesses within these segments, including B&L, partially offset by the realization of cost synergies;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
an increase of $100.0 million in interest expense, primarily related to higher debt balances, driven by new borrowings during the period (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
an increase of $79.3 million in charges in other expense primarily due to (i) a charge of $50.0 million in the fourth quarter of 2013 related to AntiGrippin® litigation and (ii) a loss of $10.2 million related to the sale of certain skincare products sold primarily in Australia in the fourth quarter of 2013. Refer to note 4 and note 24 to the 2013 Financial Statements for further details related to the divestiture of certain skincare products sold in Australia and the AntiGrippin® litigation, respectively;

•
an increase of $62.5 million in amortization and impairments of finite-lived intangible assets primarily related to (i) the amortization of the B&L, Medicis, Obagi and Eisai identifiable intangible assets of $139.9 million, in the aggregate, in the fourth quarter of 2013, partially offset by (ii) lower amortization of $54.8 million related to the legacy Valeant identifiable intangible assets, and (iii) lower amortization of $26.5 million related to the immediate-release formulation of ezogabine/retigabine due to the impairment of this asset in the third quarter of 2013. Refer to note 7 to the 2013 Financial Statements for additional information regarding impairment charges;

•
an increase of $39.3 million in research and development expenses primarily due to spending on new programs acquired in the B&L Acquisition. See note 3 to the 2013 Financial Statements for additional information relating to the B&L acquisition;

•
a decrease of $32.7 million in acquisition-related contingent consideration gain primarily driven by the contingent consideration net gain recognized in the fourth quarter of 2012 related to the iNova acquisition, primarily due to changes in the estimated probability of achieving the milestones;

•	an increase of $17.8 million in loss on extinguishment of debt mainly driven by the redemption of the 2016 Notes in the fourth quarter of 2013; and

•
a decrease of $11.5 million in contribution from (i) alliance and royalty revenue and (ii) service revenue (alliance and royalty revenue and service revenue less cost of alliance and service revenue) primarily due to a decrease in alliance revenue from Sculptra® in the fourth quarter of 2013.

Cash Flows From Operations
Net cash provided by operating activities increased $211.9 million, to $279.9 million in the fourth quarter of 2013, compared with $67.9 million in the fourth quarter of 2012, primarily due to:

•
the inclusion of cash flows from the operations in the fourth quarter of 2013 from (i) the 2012 acquisitions, primarily the Medicis Acquisition and (ii) all 2013 acquisitions, primarily the acquisitions of B&L, Natur Produkt and Obagi;

•	incremental cash flows from continued growth in the existing business;

•	lower payments of $38.5 million related to restructuring, integration and other costs in the fourth quarter of 2013; and

•
an increase of $31.4 million due to a correcting adjustment recorded in the fourth quarter of 2013 for the B&L acquisition related to a misclassification between cash and accounts payable.  As this adjustment did not have a material impact on our previously reported consolidated financial statements, we have not retrospectively adjusted those financial statements. As such, the resulting $31.4 million understatement of cash flows from operations in the third quarter of 2013 (which was offset by a corresponding overstatement of cash flows from investing activities) was corrected in the fourth quarter of 2013.

Those factors were partially offset by:

•
an increase in investment in working capital of $212.3 million primarily related to (i) an increase in accounts receivable, reflecting the growth of the business as well as the unfavorable impact from mix between geographies and businesses and (ii) the impact of the changes related to timing of payments in the ordinary course of business;

•
an increase in payments of legal settlements and related fees of $163.9 million mainly related to a settlement agreement with Anacor. Refer to note 24 to the 2013 Financial Statements for further details; and

•
a decrease in contribution of $74.3 million, in the aggregate, in the fourth quarter of 2013, primarily related to the lower sales of Retin-A Micro®, the Zovirax® franchise and BenzaClin® as a result of generic competition.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table presents a summary of our financial condition as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012	Change
($ in 000s; Asset (Liability))	$	$	$	%
Cash and cash equivalents	600,340	916,091	(315,751)	(34)
Long-lived assets(1)	23,834,496	14,912,759	8,921,737	60
Long-term debt, including current portion	(17,367,702)	(11,015,625)	(6,352,077)	58
Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,118,723	3,717,398	1,401,325	38
____________________________________

(1)	Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents decreased $315.8 million, or 34%, to $600.3 million as of December 31, 2013 compared with $916.1 million at December 31, 2012, which primarily reflected the following uses of cash:

•	$5,323.2 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the B&L, Obagi, and Natur Produkt acquisitions in 2013;

•	$4,198.0 million repayment of long-term debt assumed in connection with the B&L Acquisition in August 2013;

•
$915.5 million paid in connection with the redemption of the 2016 Notes in December 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$233.6 million repayment of long-term debt assumed in connection with the Medicis Acquisition in December 2012;

•
contingent consideration payments within financing activities of $130.1 million primarily related to the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011 and the OraPharma and Gerot Lannach acquisitions;

•
$128.0 million related to debt issue costs paid (including a call premium of $29.8 million paid in connection with the redemption of the 2016 Notes in December 2013) primarily due to the issuance of senior notes and the Series E tranche B term loans in 2013, in the aggregate (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	purchases of property, plant and equipment of $115.3 million;

•	$55.6 million related to the repurchase of our common shares;

•	$37.6 million repayment of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition; and

•
$28.8 million in repayments under our Series D-2 tranche B term loan facility and Series C-2 tranche B term loan facility, in the aggregate, (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Those factors were partially offset by the following sources of cash:

•	$4,076.1 million of net proceeds on the issuance of senior notes in 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
$3,085.3 million of net borrowings under our Series E tranche B term loan facility in 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	the net proceeds of $2,307.4 million, primarily related to the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$1,042.0 million in operating cash flows;

•	$330.5 million of net borrowings under our Series A-1, Series A-2 and Series A-3 of tranche A term loan facilities in 2013, in the aggregate;

•	the proceeds of $41.1 million on the sale of assets primarily related to the divestiture of Buphenyl® and the divestiture of certain skincare products sold in Australia; and

•	the proceeds of $17.0 million on the sale of marketable securities assumed in connection with the Medicis Acquisition.
Long-Lived Assets
Long-lived assets increased $8,921.7 million, or 60%, to $23,834.5 million as of December 31, 2013, compared with $14,912.8 million at December 31, 2012, primarily due to:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2013 acquisitions of $10,881.5 million, in the aggregate, primarily related to the B&L, Obagi, Natur Produkt and Eisai acquisitions; and

•	purchases of property, plant and equipment of $115.3 million.
Those factors were partially offset by:

•	the amortization and depreciation of property, plant and equipment of $1,331.0 million, in the aggregate;

•
the impairments of finite-lived intangible assets of $653.3 million, in the aggregate, which includes an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013. For more information regarding these impairment charges, see notes 7 and 12 to the 2013 Financial Statements;

•
the write-off of acquired IPR&D assets of $153.6 million, in the aggregate, primarily due to the write-off of (i) an IPR&D asses relating to the modified-release formulation of ezogabine/retigabine, (ii) IPR&D assets acquired by Valeant as part of Aton acquisition in May 2010, mainly related to the termination of the A007 (Lacrisert®) development program, and (iii) IPR&D assets acquired as part of B&L Acquisition in August 2013 related to the termination of the Mapracorat development program. Refer note 7 to the 2013 Financial Statements for additional information; and

•	a decrease from foreign currency exchange of $96.2 million.
Long-term Debt
Long-term debt (including the current portion) increased $6,352.1 million, or 58%, to $17,367.7 million as of December 31, 2013, compared with $11,015.6 million at December 31, 2012, primarily due to:

•	the inclusion of the assumed long-term debt of B&L of $4,209.9 million (as described in the note 3 to the 2013 Financial Statements);

•	$4,076.1 million of net proceeds on the issuance of senior notes in 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
$3,085.3 million of net borrowings under our Series E tranche B term loan facility in 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•	$330.5 million of net borrowings under our Series A-1, Series A-2 and Series A-3 of tranche A term loan facilities in 2013, in the aggregate.
Those factors were partially offset by:

•
$4,198.0 million repayment of long-term debt assumed in connection with the B&L Acquisition in August 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	the redemption of $915.5 million principal amount of the 2016 Notes in 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$233.6 million repayment of long-term debt assumed in connection with the Medicis Acquisition in December 2012; and

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
$28.8 million repayments under our Series D-2 and Series C-2 of tranche B term loan facilities, in the aggregate (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Valeant Pharmaceuticals International, Inc. Shareholders’ Equity
Valeant Pharmaceuticals International, Inc. shareholders’ equity increased $1,401.3 million, or 38%, to $5,118.7 million as of December 31, 2013, compared with $3,717.4 million at December 31, 2012, primarily due to:

•	an increase of $2,306.9 million, primarily related to the issuance of our common stock in June 2013 in connection with the B&L Acquisition; and

•	$45.5 million of share-based compensation recorded in additional paid-in capital.
Those factors were partially offset by:

•	a net loss attributable to the Company of $866.1 million;

•	a decrease of $55.6 million related to the repurchase of our common shares in 2013; and

•
a negative foreign currency translation adjustment of $50.8 million to other comprehensive (loss) income, mainly due to the impact of a strengthening of the U.S. dollar relative to a number of other currencies, including the Canadian dollar, Brazilian real, Mexican peso and Australian dollar, which decreased the reported value of our net assets denominated in those currencies, partially offset by the impact of weakening of the U.S. dollar relative to the Euro.

Cash Flows
Our primary sources of cash include: cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, funding ongoing operations, interest and principal payments, securities repurchases and restructuring activities. The following table displays cash flow information for each of the last three years:

	Years Ended December 31,			Change
	2013	2012	2011	2012 to 2013		2011 to 2012
($ in 000s)	$	$	$	$	%	$	%
Net cash provided by operating activities	1,041,957	656,578	640,473	385,379	59	16,105	3
Net cash used in investing activities	(5,380,386)	(2,965,721)	(2,808,508)	(2,414,665)	81	(157,213)	6
Net cash provided by financing activities	4,027,752	3,057,368	1,948,165	970,384	32	1,109,203	57
Effect of exchange rate changes on cash and cash equivalents	(5,074)	3,755	(10,288)	(8,829)	NM	14,043	(136)
Net (decrease) increase in cash and cash equivalents	(315,751)	751,980	(230,158)	(1,067,731)	(142)	982,138	NM
Cash and cash equivalents, beginning of year	916,091	164,111	394,269	751,980	NM	(230,158)	(58)
Cash and cash equivalents, end of year	600,340	916,091	164,111	(315,751)	(34)	751,980	NM
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $385.4 million, or 59%, to $1,042.0 million in 2013, compared with $656.6 million in 2012, primarily due to:

•
the inclusion of cash flows in 2013 from all 2012 acquisitions, primarily the Medicis, OraPharma, University Medical, Atlantis, Probiotica and Gerot Lannach acquisitions, as well as all 2013 acquisitions, primarily the B&L, Natur Produkt and Obagi acquisitions; and

•	incremental cash flows from continued growth in the existing business.
Those factors were partially offset by:

•	a decrease in contribution of $286.7 million in 2013, primarily related to the lower sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® as a result of generic competition;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	higher payments of $140.7 million related to restructuring, integration and other costs in 2013, primarily driven by the B&L Acquisition;

•	an increase in payments of legal settlements and related fees of $139.0 million mainly related to a settlement agreement with Anacor in 2013;

•
an increased investment in working capital of $125.0 million in 2013, primarily related to (i) the impact of the changes related to timing of payments in the ordinary course of business and (ii) an increase in accounts receivable, reflecting the growth of the business as well as the unfavorable impact from mix between geographies and businesses; and

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga® in 2012 that did not similarly occur in 2013.
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

•	an increase in cash flows from the operations of PharmaSwiss due to the full year-to-date impact in 2012;

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga® in the second quarter of 2012; and

•	incremental cash flows from continued growth in the existing business.
Those factors were partially offset by:

•	higher payments of $236.4 million related to restructuring, integration and other costs in 2012, primarily driven by the Medicis Acquisition;

•	a decrease of $173.1 million related to higher interest paid on long-term debt, mainly related to the borrowings under our senior secured credit facilities and our senior notes;

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

•	a decrease in contribution of $105.1 million, in the aggregate, from Cardizem® CD, Cesamet®, Ultram® ER, Diastat® and Wellbutrin XL® product sales in 2012;

•	the receipt of the $40.0 million milestone payment from GSK in connection with the launch of Trobalt® in the second quarter of 2011;

•	an increase in payments of legal settlements and related fees of $15.3 million mainly related to the settlement of antitrust litigation in the second quarter of 2012; and

•	a $12.0 million payment related to the termination of a research and development commitment with a third party.
Investing Activities
Net cash used in investing activities increased $2,414.7 million, or 81%, to $5,380.4 million in 2013, compared with $2,965.7 million in 2012, primarily due to:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	an increase of $1,764.4 million in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate;

•	an increase of $607.8 million, mainly related to the higher proceeds received in 2012 from the sale of marketable securities acquired as part of the Medicis Acquisition; and

•
an increase of $50.9 million, related to lower proceeds from sales of assets, primarily attributable to the cash proceeds of $66.3 million for the sale of the IDP-111 and 5-FU products in the first quarter of 2012, partially offset by the proceeds related to the sale of Buphenyl® in the second quarter of 2013.

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

Those factors were partially offset by:

•	a decrease of $615.4 million attributable to the proceeds related to the sale of marketable securities assumed in connection with the Medicis acquisition in 2012; and

•	a decrease of $66.3 million attributable to the cash proceeds related to the sale of the IDP-111 and 5-FU products in the first quarter of 2012.
Financing Activities
Net cash provided by financing activities increased $970.4 million, or 32%, to $4,027.8 million in 2013, compared with $3,057.4 million in 2012, primarily due to:

•
an increase related to net proceeds of $4,076.1 million from the issuance of senior notes in 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•
an increase of $3,085.3 million of net borrowings under our Series E tranche B term loan facility in 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	the net proceeds of $2,307.4 million primarily related to the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition;

•	an increase of $606.3 million related to cash settlement of convertible debt in 2012 that did not similarly occur in 2013;

•	an increase of $441.8 million in net borrowings under our Series A-1, Series A-2 and Series A-3 of tranche A term loan facilities in 2013, in the aggregate;

•	an increase of $225.1 million related to lower repurchases of common shares in 2013; and

•
an increase of $220.0 million related to lower repayments under our revolving credit facility in 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Those factors were partially offset by:

•	a decrease of $4,198.0 million related to the repayment of long-term debt assumed in connection with the B&L Acquisition in August 2013;

•	a decrease of $2,278.0 million in net borrowings under our Series D-2 and Series C-2 of tranche B term loan facilities, in the aggregate, in 2013;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	a decrease related to net proceeds of $2,217.2 million from the issuance of senior notes in 2012;

•
$915.5 million paid in connection with the redemption of the 2016 Notes in December 2013 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$233.6 million related to the repayment of long-term debt assumed in connection with the Medicis Acquisition in December 2012;

•
a decrease of $94.9 million related to the higher debt issue costs paid (including call premium of $29.8 million paid in connection with the redemption of the 2016 Notes in December 2013), primarily due to the issuance of senior notes and the Series E tranche B term loans in 2013, in the aggregate (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”);

•	$37.6 million in repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition; and

•
a decrease due to higher contingent consideration payments of $26.1 million, in 2013, primarily due to a payment of $40.0 million and $20.1 million, related to the OraPharma and Gerot Lannach acquisitions, respectively, partially offset by (i) lower contingent consideration payments related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda in June 2011 and (ii) a contingent consideration payment in the second quarter of 2012 related to the PharmaSwiss acquisition in March 2011.

Net cash provided by financing activities increased $1,109.2 million, or 57%, to $3,057.4 million in 2012, compared with $1,948.2 million in 2011, primarily due to:

•	an increase related to net proceeds of $2,217.2 million from the issuance of senior notes in the fourth quarter of 2012;

•	an increase of $1,275.2 million and $974.0 million of net borrowings under our Series D-2 and Series C-2 of tranche B term loan facilities, respectively;

•	an increase of $975.0 million related to the repayment of our previous term loan A facility in 2011;

•	an increase of $609.5 million related to lower repurchases of the 5.375% Convertible Notes (exclusive of the payment of accreted interest reflected as an operating activity) in 2012;

•	an increase of $358.5 million related to lower repurchases of common shares in 2012;

•	an increase of $66.9 million related to the settlement of the written call options in 2011 that did not similarly occur in 2012;

•	an increase of $52.5 million, in the aggregate, related to the acquisitions of Sanitas’ and Afexa’s noncontrolling interest in 2011 that did not similarly occur in 2012; and

•	an increase of $28.6 million related to lower employee withholding taxes paid on the exercise of employee share-based awards in 2012.
Those factors were partially offset by:

•
a decrease of $2,287.6 million related to net borrowings in the fourth quarter of 2011 under our senior secured term loan A facility, including a $111.3 million repayment under our senior secured term loan A facility in 2012;

•	a decrease related to net proceeds of $2,139.7 million from the issuance of senior notes in the first quarter of 2011;

•	$544.2 million repayment of long-term debt assumed in connection with the Medicis Acquisition;

•	a decrease of $440.0 million in net borrowings under our revolving credit facility in 2012;

•	a decrease due to higher contingent consideration payments of $72.1 million primarily related to the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011 and the PharmaSwiss acquisition;

•	a decrease of $62.1 million related to the settlement of the 5.375% Convertible Notes in the third quarter of 2012;

•	$37.9 million repayment of long-term debt assumed in connection with the OraPharma acquisition; and

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	a decrease of $32.7 million in proceeds from stock option exercises, including tax benefits, in 2012.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Financial Assets (Liabilities)
The following table displays our net financial liability position as of December 31, 2013 and 2012:

		As of December 31,
	Maturity Date	2013	2012	Change
($ in 000s; Asset (Liability))		$	$	$	%
Financial assets:
Cash and cash equivalents		600,340	916,091	(315,751)	(34)
Marketable securities		—	11,577	(11,577)	(100)
Total financial assets		600,340	927,668	(327,328)	(35)

Financial liabilities:
Revolving Credit Facility(1)	April 2018	—	—	—	—
Series A-1 Tranche A Term Loan Facility(1)	April 2016	(258,985)	(2,083,462)	1,824,477	(88)
Series A-2 Tranche A Term Loan Facility(1)	April 2016	(228,145)	—	(228,145)	—
Series A-3 Tranche A Term Loan Facility(1)	October 2018	(1,935,713)	—	(1,935,713)	—
Series D-2 Tranche B Term Loan Facility(1)	February 2019	(1,256,704)	(1,275,167)	18,463	(1)
Series C-2 Tranche B Term Loan Facility(1)	December 2019	(966,808)	(973,988)	7,180	(1)
Series E Tranche B Term Loan Facility(1)	August 2020	(3,090,506)	—	(3,090,506)	—
Senior Notes:
6.50%(2)(3)	July 2016	—	(915,500)	915,500	(100)
6.75%(2)	October 2017	(498,662)	(498,305)	(357)	—
6.875%(2)	December 2018	(940,178)	(939,277)	(901)	—
7.00%(2)	October 2020	(687,091)	(686,660)	(431)	—
6.75%(2)	August 2021	(650,000)	(650,000)	—	—
7.25%(2)	July 2022	(542,244)	(541,335)	(909)	—
6.375%(2)	October 2020	(2,221,391)	(1,724,520)	(496,871)	29
6.375%(2)	October 2020	—	(492,720)	492,720	(100)
6.75%(4)	August 2018	(1,581,847)	—	(1,581,847)	—
7.50%(4)	July 2021	(1,605,879)	—	(1,605,879)	—
5.625%(4)	December 2021	(891,537)	—	(891,537)	—
Medicis Convertible Notes	Various	(209)	(233,793)	233,584	(100)
Other	Various	(11,803)	(898)	(10,905)	NM
Total financial liabilities		(17,367,702)	(11,015,625)	(6,352,077)	58
Net financial liabilities		(16,767,362)	(10,087,957)	$(6,679,405)	66
____________________________________
NM — Not meaningful

(1)	Together, the “Senior Secured Credit Facilities” under our Credit Agreement.

(2)	The senior notes issued by our wholly-owned subsidiary, Valeant.

(3)
In the fourth quarter of 2013, Valeant redeemed all of the outstanding 2016 Notes for $945.3 million, including call premium of $29.8 million. In connection with this transaction, we recognized a loss on extinguishment of debt of $32.5 million in the fourth quarter of 2013.

(4)	The senior notes issued by us.
During 2013 and 2014 (to date), the following events occurred with respect to our long-term debt structure:

•
On January 24, 2013, we and certain of our subsidiaries as guarantors entered into Amendment No. 3 to the Credit Agreement to reprice our senior secured tranche A term loan A facility (the “Tranche A Term Loan Facility”, as so amended, the “Series A-1 Tranche A Term Loan Facility”) and our revolving credit facility (the “Revolving Credit Facility”).

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
On February 21, 2013, we and certain of our subsidiaries as guarantors entered into Amendment No. 4 to the Credit Agreement to effectuate a repricing of our existing Series D tranche B term loan facility (“Series D Tranche B Term Loan Facility”) and Series C tranche B term loan facility (the “Series C Tranche B Term Loan Facility”) by the issuance of $1.3 billion and $1.0 billion in new incremental term loans (the “Series D-1 Tranche B Term Loan Facility” and “Series C-1 Tranche B Term Loan Facility”, respectively). In connection with the repricing of the Series D Tranche B Term Loan Facility and the Series C Tranche B Term Loan Facility, we paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the Series D Tranche B Term Loan Facility and Series C Tranche B Term Loan Facility. In connection with this transaction, we recognized a loss on extinguishment of debt of $21.4 million in the three-month period ended March 31, 2013.

•
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

•
On June 26, 2013, we and certain of our subsidiaries, as guarantors, entered into Amendment No. 6 to the Credit Agreement to, among other things, allow for the increase in commitments under the Revolving Credit Facility and the extension of the maturity of the Revolving Credit Facility from April 20, 2016 to April 20, 2018, and to amend certain other provisions of the Credit Agreement. On July 15, 2013, the increase in commitments and maturity extension under the Revolving Credit facility was completed, with commitments increased by $550.0 million to $1.0 billion.

•
On June 27, 2013, we priced new incremental term loan facilities in the aggregate principal amount of $4,050.0 million (the “Incremental Term Loan Facilities”) under our existing Senior Secured Credit Facilities. The Incremental Term Loan Facilities consist of (1) $850.0 million of tranche A term loans, maturing on April 20, 2016 (the “Series A-2 Tranche A Term Loan Facility”), and (2) $3,200.0 million of tranche B term loans maturing on August 5, 2020 (the “Series E Tranche B Term Loan Facility”). The Incremental Term Loan Facilities closed on August 5, 2013, concurrent with the closing of the B&L Acquisition.

•
On July 12, 2013, VPII Escrow Corp. (the “VPII Escrow Issuer”), our newly formed wholly-owned subsidiary, issued $1,600.0 million aggregate principal amount of the August 2018 Notes and $1,625.0 million aggregate principal amount of the July 2021 Notes in a private placement. At the time of the closing of the B&L Acquisition, (1) the VPII Escrow Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to us, (2) we assumed all of the VPII Escrow Issuer’s obligations under the August 2018 Notes and July 2021 Notes and the related indenture and (3) the funds previously held in escrow were released to us and were used to finance the B&L Acquisition as described above.

•
On September 17, 2013, we and certain of our subsidiaries, as guarantors, entered into Amendment No. 7 to the Credit Agreement to effectuate a repricing of the Series D-1 Tranche B Term Loan Facility and the Series C-1 Tranche B Term Loan Facility by issuance of $1,287.0 million and $990.0 million in new incremental term loans (the “Series D-2 Tranche B Term Loan Facility” and “Series C-2 Tranche B Term Loan Facility”, respectively). Term loans under the Series D-1 Tranche B Term loan Facility and Series C-1 Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series D-2 Tranche B Term Loan Facility and Series C-2 Tranche B Term Loan Facility, respectively.

•
In connection with the B&L Acquisition, we assumed B&L’s outstanding long-term debt, including current portion, of approximately $4,209.9 million at the B&L Acquisition date. Subsequent to the acquisition date, the Company settled the majority of the assumed long-term debt. As of December 31, 2013, B&L’s outstanding long-term debt is comprised of the following debentures: (i) 7.125% senior notes, due August 1, 2028, with outstanding principal amount of $11.7 million and (ii) 6.56% senior notes, due August 12, 2026, with outstanding principal amount of less than $0.1 million. In the fourth quarter of 2013, we repaid the amounts outstanding under the Japanese yen-denominated variable-rate backed secured revolving credit facility (the “Japanese Revolving Credit Facility”) assumed in connection with the B&L Acquisition. In January 2014, the Company terminated the Japanese Revolving Credit Facility.

•
On December 2, 2013, we issued $900.0 million aggregate principal amount of the 5.625% senior notes due 2021 (the “December 2021 Notes”) in a private placement. The net proceeds of the December 2021 Notes offering were used principally to finance the redemption of all of the 2016 Notes in the fourth quarter of 2013 (as described under the table above).

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
On December 20, 2013, we entered into Amendment No. 8 to the Credit Agreement to allow for the extension of the maturity of all or a portion of the Series A-1 Tranche A Term Loans and Series A-2 Tranche A Term Loans outstanding from April 20, 2016 to October 20, 2018 (as extended, the “Series A-3 Tranche A Term Loan Facility”). Some of the lenders exchanged and/or converted a portion or all of their existing term loans outstanding under the Series A-1 Tranche A Term Loan Facility and Series A-2 Tranche A Term Loan Facility into the Series A-3 Tranche A Term Loan Facility. In addition, several existing lenders increased their term loans outstanding under the Series A-3 Tranche A Term Loan Facility for an aggregate amount of $33.0 million.

•
On February 6, 2014, we and certain of our subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the Series E Tranche B Term Loan Facility by the issuance of $2,950.0 million in new incremental term loans (the “Series E-1 Tranche B Term Loan Facility”). Term loans under the Series E Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series E-1 Tranche B Term Loan Facility and proceeds from the additional Series A-3 Tranche A Term Loan Facility issuance described below.

•
Concurrently, on February 6, 2014, we and certain of our subsidiaries as guarantors entered into a joinder agreement for the issuance of $225.6 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. Proceeds from this transaction were used to repay part of the term loans outstanding under the Series E Tranche B Term Loan Facility. In addition, on February 6, 2014, in connection with Amendment No. 8, an additional $1.5 million of the Series A-1 Tranche A Term Loan Facility was exchanged and/or converted into the Series A-3 Tranche A Term Loan Facility.

For more information regarding our long-term debt, see note 14 and note 27 of notes to consolidated financial statements in Item 15 of this Form 10-K.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our Senior Secured Credit Facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $5,080.9 million and total liabilities of $3,538.0 million as of December 31, 2013, and net revenues of $1,689.1 million and net loss from operations of $632.4 million for the year ended December 31, 2013.
Our primary sources of liquidity are our cash, cash collected from customers, funds available from our Revolving Credit Facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have no material commitments for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB- for Standard and Poor’s. A downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of December 31, 2013, we were in compliance with all of our covenants related to our outstanding debt. As of December 31, 2013, our short-term portion of long-term debt consisted of $204.8 million, in the aggregate, primarily in term loans outstanding under the Senior Secured Credit Facilities, due in quarterly installments. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.
Securities Repurchase Programs
See note 16 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding our various securities repurchase programs.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations as of December 31, 2013:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Payments Due by Period
	Total	2014	2015 and 2016	2017 and 2018	Thereafter
($ in 000s)	$	$	$	$	$
Long-term debt obligations, including interest(1)	24,277,810	1,153,055	3,052,284	6,557,092	13,515,379
Acquisition-related consideration(2)	90,000	40,000	50,000	—	—
Lease obligations	269,336	66,123	86,616	50,914	65,683
Purchase obligations(3)	482,769	407,430	49,017	23,774	2,548
Total contractual obligations	25,119,915	1,666,608	3,237,917	6,631,780	13,583,610
____________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.

(2)
Primarily reflects the minimum guaranteed obligations related to the license agreement for Elidel® and Xerese®. These amounts do not include contingent obligations related to future milestone payments or potential royalty payments in excess of the minimum guaranteed obligations related to the Elidel® and Xerese® license agreement. Such contingent obligations are recorded at fair value in our consolidated financial statements. Refer to Note 3 “Business Combinations” to the 2013 Financial Statements for additional information.

(3)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and include obligations for minimum inventory and capital expenditures, and outsourced information technology, product promotion and clinical research services.

The above table does not reflect (i) contingent payments related to contingent milestone payments to third parties as part of certain development, collaboration and license agreements and (ii) acquisition-related contingent consideration. See note 25 of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information related to these contingent payments.
Also excluded from the above table is a liability for uncertain tax positions totaling $177.8 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
On June 24, 2013, we issued 27,058,824 of our common shares. See 2013 Financial Statements for additional information relating to the equity issuance.
At February 21, 2014, we had 334,869,413 issued and outstanding common shares. In addition, we had 8,604,521 stock options and 920,974 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,263,311 performance-based RSUs that represent the right of a holder to receive up to 300% of the RSUs granted. A maximum of 2,978,654 common shares could be issued upon vesting of the performance-based RSUs outstanding.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our business and financial results are affected by fluctuations in world financial markets, including the impacts of foreign currency exchange rate and interest rate movements. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We may use derivative financial instruments from time to time as a risk management tool and not for trading or speculative purposes. Currently, we do not hold any market risk sensitive instruments whose value is subject to market price risk.
Inflation; Seasonality
We are subject to price control restriction on our pharmaceutical products in the majority of countries in which we now operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Historically, revenues from our business tend to be weighted toward the second half of the year. Sales in the fourth quarter tend to be higher based on consumer and customer purchasing patterns associated with healthcare reimbursement programs.  Further, the third quarter “back to school” period impacts demand for certain of our dermatology products.  However, as we continue our strategy of selective acquisitions to expand our product portfolio, there are no assurances that these historical trends will continue in the future.
Foreign Currency Risk

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In 2013, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We have exposure to multiple foreign currencies, including, among others, the Euro, Russian ruble, Polish zloty, Canadian dollar, and Japanese yen. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. As of December 31, 2013, a 1% increase in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $46.1 million.
In 2012 and 2011, the repurchase of $18.7 million and $205.0 million principal amount of the U.S. dollar-denominated 5.375% Convertible Notes, respectively, resulted in a foreign exchange gain for Canadian income tax purposes of approximately $1.0 million and $24.0 million, respectively. The 2012 payment represents the settlement of the 5.375% Convertible Notes outstanding balance. In 2012, the repurchase of principal amount of the U.S. dollar denominated Revolving Credit Facility resulted in a foreign exchange gain of $8.0 million.  As of December 31, 2013, the aggregate unrealized foreign exchange loss on the translation of the remaining principal amount of the Senior Secured Credit Facilities and Senior Notes was approximately $377.8 million ($300.9 million and $76.9 million, respectively). Additionally, as of December 31, 2013, the unrealized foreign exchange gain on certain intercompany balances was equal to $227.9 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Non-Capital Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the Senior Secured Credit Facilities and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our consolidated financial statements, as these statements are prepared in U.S. dollars.
Interest Rate Risk
We currently do not hold financial instruments for speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. The primary objective of our policy for the investment of temporary cash surpluses is the protection of principal, and accordingly, we generally invest in high quality, money market investments and time deposits with varying maturities, but typically less than three months. As it is our intent and policy to hold these investments until maturity, we do not have a material exposure to interest rate risk.
As of December 31, 2013, we had $9,721.6 million and $7,915.3 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of December 31, 2013 was $10,421.3 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $305.0 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $244.0 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $51.7 million in our consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
Revenue Recognition
We recognize product sales revenue when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, the timing of which is based on the specific contractual terms with each customer. In most instances, transfer of title as well as the risks and rewards of ownership occurs upon delivery of the product to the customer. Revenue from product sales is recognized net of provisions for estimated cash discounts, allowances, returns, rebates, and chargebacks, as well as

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

distribution fees paid to certain of our wholesale customers. We establish these provisions concurrently with the recognition of product sales revenue.
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
Product Sales Provisions
The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
($ in 000s)	$	$	$	$	$	$
Balance, January 1, 2011	7,649	110,642	79,704	10,241	14,101	222,337
Current year provision	41,004	59,804	233,050	103,249	41,279	478,386
Prior year provision	—	(7,843)	548	—	—	(7,295)
Payments or credits	(40,891)	(43,539)	(192,196)	(98,252)	(43,814)	(418,692)
Balance, December 31, 2011	7,762	119,064	121,106	15,238	11,566	274,736
Acquisition of Medicis	2,375	61,019	148,402	2,373	7,741	221,910
Current year provision	67,118	57,392	432,237	191,370	44,754	792,871
Prior year provision	—	(10,508)	1,961	—	—	(8,547)
Payments or credits	(58,617)	(55,868)	(334,367)	(180,952)	(50,186)	(679,990)
Balance, December 31, 2012	18,638	171,099	369,339	28,029	13,875	600,980
Acquisition of B&L	49,030	55,375	104,128	20,756	11,745	241,034
Current year provision	241,782	124,617	1,277,140	407,162	156,884	2,207,585
Prior year provision	(553)	1,629	—	924	—	2,000
Payments or credits	(218,213)	(127,263)	(1,183,952)	(378,092)	(136,318)	(2,043,838)
Balance, December 31, 2013	90,684	225,457	566,655	78,779	46,186	1,007,761
Use of Information from External Sources
In the U.S., we use information from external sources to estimate our product sales provisions. We have data sharing agreements with the three largest wholesalers in the U.S. Where we do not have data sharing agreements, we use third party data to estimate the level of product inventories and product demand at wholesalers and retail pharmacies. Third party data with respect to prescription demand and inventory levels are subject to the inherent limitations of estimates that rely on information from external sources, as this information may itself rely on certain estimates and reflect other limitations.
Our inventory levels in the wholesale distribution channel do not vary substantially, as our distribution agreements with the three largest wholesalers in the U.S. limit the aggregate amount of inventory they can own to between ½ and 1½ months of supply

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of our products. The inventory data from these wholesalers is provided to us in the aggregate by product rather than by specific lot number, which is the level of detail that would be required to determine the original sale date and remaining shelf life of the inventory.
Some European countries base their rebates on the government’s unbudgeted pharmaceutical spending and we use an estimated allocation factor against our actual invoiced sales to project the expected level of reimbursement. We obtain third party information that helps us to monitor the adequacy of these accruals. If our estimates are not indicative of actual unbudgeted spending, our results could be materially affected.
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
In determining our estimates for returns, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimates. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us. A change of 1% in the estimated return rates would have impacted our pre-tax earnings by approximately $27 million for the year ended December 31, 2013.
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

Rebates and Chargebacks
We are subject to rebates on sales made under governmental and managed-care pricing programs in the U.S. The largest of these rebates is associated with sales covered by Medicaid. We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate provision includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to plan participants would have impacted our pre-tax earnings by approximately $26 million for the year ended December 31, 2013. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that provision for several periods.
Managed Care rebates relate to our contractual agreements to sell products to managed care organizations and pharmacy benefit managers at contractual rebate percentages in exchange for volume and/or market share. Managed Care rebates were $147.7 million, $139.1 million and $27.9 million as of December 31, 2013, 2012 and 2011, respectively.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Accordingly, we generally assume that adjustments made to rebate provisions relate to sales made in the prior years due to the delay in billing. However, we assume that adjustments made to chargebacks are generally related to sales made in the current year, as we settle these amounts within a few months of original sale. Our adjustments to actual in 2013, 2012 and 2011 were not material to our revenues or earnings.
Consumer Rebates and Loyalty Programs are rebates we offer on many of our products. We generally account for these programs by establishing an accrual based on our estimate of the rebate and loyalty incentives attributable to a sale. We accrue our estimates on historical experience and other relevant factors. We adjust our accruals periodically throughout each quarter based on actual experience and changes in other factors, if any, to ensure the balance is fairly stated. The provision balance for consumer rebates and loyalty programs was $113.6 million, $66.8 million and $7.2 million as of December 31, 2013, 2012 and 2011, respectively. The increase in the provision balance as of December 31, 2013 was due to the launch of physician rebate incentive program for the aesthetic brands. The increase in the provision balance as of December 31, 2012 was due to the acquisition of the Medicis products. The total provision balance related to Solodyn®, Ziana®, Restylane® and Perlane® was $60.0 million as of December 31, 2012.
Acquisitions

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We have completed several acquisitions of companies, as well as acquisitions of certain assets of companies. To determine whether such acquisitions qualify as business combinations or asset acquisitions, we make certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If we determine that the acquisition consists of inputs, as well as processes that when applied to those inputs have the ability to create outputs, the acquisition is determined to be a business combination. In instances where the acquired set of activities does not include all of the inputs and processes used by the seller in operating the business, we make judgments as to whether market participants would be capable of acquiring the business and continuing to produce outputs, for example, by integrating the business with their own inputs and processes. If we conclude that market participants would have this capability, the acquisition is determined to be business combination.
In a business combination, we account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in our consolidated financial statements after the date of acquisition. Amounts allocated to acquired IPR&D are recognized at fair value and initially characterized as indefinite-lived intangible assets, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, acquired IPR&D with no alternative future use is charged to expense at the acquisition date.
The judgments made in determining the estimated fair value assigned to each class of asset acquired and liability assumed can materially impact our results of operations. As part of our valuation procedures, we typically consult an independent advisor. There are several methods that can be used to determine fair value. For intangible assets, we typically use an excess earnings or relief from royalty method. The excess earnings method starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the excess earnings method include:

•	the amount and timing of projected future cash flows, adjusted for the probability of technical success of products in the IPR&D stage;

•	the amount and timing of projected costs to develop IPR&D into commercially viable products;

•	the discount rate selected to measure the risks inherent in the future cash flows; and

•	an assessment of the asset’s life-cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry.
The relief from royalty method involves estimating the amount of notional royalty income that could be generated if the intangible asset was licensed to a third party.  The fair value of the intangible asset is the net present value of the prospective stream of the notional royalty income that would be generated over the expected useful life of the intangible asset. Values derived using the relief from royalty method are based on royalty rates observed for comparable intangible assets.
We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. We will finalize these amounts as we obtain the information necessary to complete the measurement processes. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in retrospective adjustments to the provisional amounts recognized at the acquisition dates. These changes could be significant. We will finalize these amounts no later than one year from the respective acquisition dates.
Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Useful life is the period over which the intangible asset is expected to contribute directly or indirectly to our future cash flows. We determine the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit the useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life. We determined that the B&L corporate trademark has an indefinite useful life as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset.
Acquisition-Related Contingent Consideration

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and then remeasured each reporting period, with changes in fair value recorded in the consolidated statements of (loss) income. The estimates of fair value contain uncertainties as they involve assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance, and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations.
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
Indefinite-lived intangible assets, including IPR&D and the B&L corporate trademark, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs, including IDP-108 (efinaconazole), Latanoprostene bunod and Metronidazole 1.3% (which in the aggregate represent the majority of our IPR&D asset balance), as their likelihood of success is contingent upon the achievement of future development milestones, some of which are currently expected to occur as early as 2014. Refer to “Products in Development” above for additional information regarding our R&D programs.
Goodwill
Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. We operate in two operating/reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consists of four reporting units based on geography, namely (i) U.S., (ii) Canada and Australia, (iii) Western Europe, and (iv) Japan. The Emerging Markets segment consists of three reporting units based on geography, namely (i) Central/Eastern Europe, Middle East and North Africa, (ii) Latin America, and (iii) Asia/South Africa. We conducted our annual goodwill impairment test in the fourth quarter of 2013. We estimated the fair values of our reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require us to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. We determined that none of the goodwill associated with our reporting units was impaired.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The estimated fair values of each reporting unit substantially exceeded their carrying values at the date of testing. We applied a hypothetical 10% decrease to the fair values of each reporting unit, which at such date, would not have triggered additional impairment testing and analysis. The goodwill recognized for the B&L Acquisition, which to date has been recorded provisionally, will be tested for impairment within twelve months of the acquisition date.
An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in our market capitalization, unexpected adverse business condition, economic factors and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, among other factors, we monitor changes in our share price between annual impairment tests to ensure that our market capitalization continues to exceed the carrying value of our consolidated net assets. We consider a decline in our share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in our share price reflecting adverse changes in our underlying operating performance, cash flows, financial condition, and/or liquidity. In the event that our market capitalization does decline below its book value, we would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. We believe that short-term fluctuations in share prices may not necessarily reflect underlying values.
Contingencies
In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities, and tax matters. We are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We disclose contingent liabilities when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. We are often unable to develop a best estimate of loss, in which case the minimum amount of loss, which could be zero, is recorded. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies, and consultation with our legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition, and cash flows. For a discussion of our current legal proceedings, see note 24 to the 2013 Financial Statements.
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
Our income tax returns are subject to audit in various jurisdictions. Existing and future audits by, or other disputes with, tax authorities may not be resolved favorably for us and could have a material adverse effect on our reported effective tax rate and after-tax cash flows. We record liabilities for uncertain tax positions, which involve significant management judgment. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for uncertain tax positions. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from our estimates. To the extent that our estimates differ from amounts eventually assessed and paid our income and cash flows may be materially and adversely affected.

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
Employee Benefits
Our benefits plans include defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits employees earn while working, as well as the present value of those benefits. Inherent in these valuations are economic assumptions including expected returns on plan assets, discount rates at which liabilities could be settled, rates of increase in healthcare costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants. Actual results that differ from the actuarial assumptions used are recorded as actuarial gains and losses. Net actuarial gains and losses that exceed 10 percent of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. We review the assumptions annually (and more frequently if a significant event occurs) and make any necessary changes.
Our U.S. defined benefit pension plan recognized net actuarial gains of $11.3 million in 2013, reflecting an actual return on plan assets exceeding expected returns and a higher discount rate. Our Ireland plans recognized net actuarial gains of $11.7 million in 2013, reflecting a higher discount rate and the actual returns on plan assets exceeding expected returns.
The following is a discussion of the most significant assumptions used in connection with our employee benefit plans. The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan was 7.50% and for the postretirement benefit plan was 5.50%. The expected return for the postretirement plan is based on the expected return for the U.S. pension plan reduced by 2.00% to reflect an estimate of additional administrative expenses. The expected return on plan assets for the Company’s Ireland pension plans was 6.00%.
The 2014 expected rate of return for the U.S. pension plan and postretirement plan will remain at 7.50% and 5.50%, respectively. The 2014 expected rate of return for the Ireland pension benefit plans will also remain at 6.00%.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The discount rate reflects the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants. The discount rates for the U.S. pension and postretirement benefit plans and the Ireland pension plans, which comprise approximately 89% of our benefit plan obligations, were based on models that calculate a discount rate as an average of semi-annual spot rates weighted by the estimated projected plan cash flows. The models for the U.S. pension and postretirement benefit plans were derived from pricing and yield information on high quality non-callable U.S. corporate bonds.
Due to the long-term nature of the Ireland pension plans projected cash flows and the lack of long-term high quality corporate bonds in the Eurozone, the model for the Ireland pension plans was derived from pricing and yield information on Eurozone treasury bonds. An option-adjusted spread was added to the resulting Eurozone treasury yield curve to produce a proxy to high quality corporate bonds. The discount rate used for the U.S. pension and postretirement plans at December 31, 2013 was 4.70% and 4.30%, respectively. The discount rate used for the Ireland plans at December 31, 2013 was 4.00%.
The following table illustrates the sensitivity of the U.S. pension and postretirement plan and Ireland plan obligations and expenses to changes in the above assumptions, assuming all other assumptions remain constant.

Changes in Assumption	Pre-Tax Impact on U.S. Pension Benefit Plan Expenses (Decrease) Increase	Impact on U.S. Pension Benefit Plan Liabilities (Decrease) Increase

	($ in 000s)
Expected return on plan assets
Increase one percentage point	$(788)	Not applicable
Decrease one percentage point	788	Not applicable
Discount rate
Increase one percentage point	518	$(20,250)
Decrease one percentage point	(665)	22,072

Changes in Assumption	Pre-Tax Impact on Postretirement Benefit Plan Expenses (Decrease) Increase	Impact on Postretirement Benefit Plan Liabilities (Decrease) Increase

	($ in 000s)
Expected return on plan assets
Increase one percentage point	$(58)	Not applicable
Decrease one percentage point	58	Not applicable
Discount rate
Increase one percentage point	171	$(3,834)
Decrease one percentage point	(204)	4,396

Changes in Assumption	Pre-Tax Impact on Ireland Plan Expenses (Decrease) Increase	Impact on Ireland Plan Liabilities (Decrease) Increase

	($ in 000s)
Expected return on plan assets
Increase one percentage point	$(467)	Not applicable
Decrease one percentage point	467	Not applicable
Discount rate
Increase one percentage point	(603)	$(36,788)
Decrease one percentage point	456	47,240

Typically, an important estimate associated with the postretirement plan is the assumed healthcare cost trend rate. Employer contributions to the postretirement plan for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen as of January 1, 2010, which significantly reduced our exposure to future healthcare costs. Additionally, the postretirement plan was amended in 2013 to eliminate medical coverage for individuals retiring on or after January 1, 2014. The

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

postretirement plan’s sensitivity to changes in healthcare cost trend rate assumptions has been significantly reduced. The pre-tax impact on the postretirement plan liabilities if the healthcare cost trend rate changes by 1% is approximately $1.0 million.
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the adoption of new accounting guidance is contained in note 2 to the 2013 Financial Statements.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2013
In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance to eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance is effective prospectively, but allows optional retrospective adoption (for all periods presented), for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance will not impact our financial position or results of operations.
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
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “target”, “potential” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•	the challenges and difficulties associated with managing the rapid growth of our Company and a larger, more complex business;

•	the introduction of generic competitors of our brand products;

•	the introduction of products that compete against our products that do not have patent or data exclusivity rights, which products represent a significant portion of our revenues;

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

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of Solta Medical, B&L, Obagi, and Medicis, such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations;

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions, including from our recent acquisition of B&L (which we anticipate will be greater than $850 million), as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

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

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets (including the challenges created by new and different regulatory regimes in those markets);

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in the countries in which we do business;

•
economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

•	our ability to retain, motivate and recruit executives and other key employees;

•	our ability to obtain and maintain sufficient intellectual property rights over our products and defend against challenge to such intellectual property;

•	the outcome of legal proceedings, investigations and regulatory proceedings;

•	the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits and/or withdrawals of products from the market;

•	the availability of and our ability to obtain and maintain adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face;

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including, but not limited to, the U.S. Food and Drug Administration, Health Canada and other regulatory approvals, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

•	negative publicity or reputational harm to our products and business;

•
the uncertainties associated with the acquisition and launch of new products, including, but not limited to, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing;

•	our ability to obtain components, raw materials or finished products supplied by third parties and other manufacturing and related supply difficulties, interruptions and delays;

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•	the seasonality of sales of certain of our products;

•	declines in the pricing and sales volume of certain of our products that are distributed by third parties, over which we have no or limited control;

•
compliance with, or the failure to comply with, health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and pricing practices, worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide environmental laws and regulation and privacy and security regulations;

•	the impacts of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate;

•	interruptions, breakdowns or breaches in our information technology systems; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. “Risk Factors”, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law.
MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed on reports and filed or submitted with the SEC is recorded, processed, summarized, and reported in a timely manner. Based on our evaluation, our management, including the CEO and Chief Financial Officer (“CFO”), has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013 are effective. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our reports.

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
Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of B&L and Natur Produkt (together, the “Acquired Companies”), which represented approximately 25% of the Company’s consolidated revenues for the year ended December 31, 2013, and assets associated with the Acquired Companies represented approximately 9% of the Company’s consolidated total assets as of December 31, 2013.
The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-3 of the 2013 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof by our management, including the CEO and CFO, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 8.    Financial Statements and Supplementary Data
The information required by this Item is contained in the financial statements set forth in Item 15. “Exhibits, Financial Statement Schedules” as part of this Form 10-K and is incorporated herein by reference.
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

(c)
Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2014 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2014 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2014 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2014 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2013 and 2012 is incorporated herein by reference from information included in the 2014 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
Documents filed as a part of the report:

(1)	The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

(2)	Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts expressed in thousands of U.S. dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2013
Allowance for doubtful accounts	$12,485	$5,765	$10,324	$(898)	$27,676
Allowance for inventory obsolescence	$56,031	$62,518	$33,402	$(52,106)	$99,845
Deferred tax asset valuation allowance	$124,515	$214,099	$138,959	$—	$477,573
Year ended December 31, 2012
Allowance for doubtful accounts	$12,328	$838	$(583)	$(98)	$12,485
Allowance for inventory obsolescence	$22,819	$22,619	$26,299	$(15,706)	$56,031
Deferred tax asset valuation allowance	$128,742	$(2,227)	$(2,000)	$—	$124,515
Year ended December 31, 2011
Allowance for doubtful accounts	$6,692	$1,467	$4,669	$(500)	$12,328
Allowance for inventory obsolescence	$28,065	$4,051	$2,730	$(12,027)	$22,819
Deferred tax asset valuation allowance	$186,399	$(35,062)	$41,517	$(64,112)	$128,742
For each of the years ended December 31, 2013 and December 31, 2012, the increase in the amounts charged to costs and expenses with respect to the allowance for inventory obsolescence was driven primarily by integration-related portfolio and manufacturing rationalization initiatives and growth in the business.
With respect to the allowance for inventory obsolescence, the $33.4 million in 2013 charged to other accounts represents obsolescence reserves assumed as part of acquisitions consummated during the year, with the most significant contributor being the B&L acquisition, which closed in August 2013. The $26.3 million in 2012 charged to other accounts represents obsolescence reserves assumed as part of acquisitions consummated during the year, with the most significant contributors being the QLT, Medicis, and Eyetech Inc. acquisitions, which closed on September 24, 2012, December 11, 2012, and February 13, 2012, respectively. The $2.7 million in 2011 charged to other accounts represents obsolescence reserves assumed as part of acquisitions consummated during the year, with the most significant contributor being the Sanitas acquisition, which closed on August 19, 2011. These assumed reserves were included as part of the purchase price allocations as of the respective acquisition dates, therefore, such amounts were not charged to costs and expenses.
With respect to the deferred tax valuation allowance, the $139.0 million in 2013 charged to other accounts represents valuation allowances assumed as part of acquisitions consummated during the year, with the most significant contributor being the B&L acquisition.

(3)	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of June 20, 2010, among Valeant, the Company, Biovail Americas Corp. and Beach Merger Corp., originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein.††

2.2
Stock Purchase Agreement, dated January 31, 2011, between Biovail International S.a.r.l. and the stockholders of PharmaSwiss SA, originally filed as Exhibit 2.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.**††

2.3
Asset Purchase Agreement, dated February 2, 2011, between Biovail Laboratories International SRL and GlaxoSmithKline LLC, originally filed as Exhibit 2.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.**††

2.4
Purchase Agreement, dated as of February 24, 2011, between the Company and ValueAct Capital Master Fund, L.P., originally filed as Exhibit 2.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.††

2.5
Purchase Agreement, dated as of May 6, 2011, between ValueAct Capital Master Fund, L.P. and 0909657 B.C. Ltd., originally filed as Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 filed on May 10, 2010, which is incorporated by reference herein.††

2.6
Asset Purchase Agreement dated July 8, 2011 among the Company, Valeant International (Barbados) SRL and Sanofi, originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein. **††

2.7
Asset Purchase Agreement dated July 15, 2011 among the Company (as guarantor only), Valeant International (Barbados) SRL, Valeant Pharmaceuticals North America LLC and Janssen Pharmaceuticals, Inc., originally filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.**††

2.8
Agreement and Plan of Merger, dated as of September 2, 2012, among the Company, Valeant, Merlin Merger Sub, Inc. and Medicis Pharmaceutical Corporation, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 4, 2012, which is incorporated by reference herein.

2.9
Asset Purchase Agreement, dated as of November 18, 2011, by and between Medicis Pharmaceutical Corporation and Graceway Pharmaceuticals, LLC and the other parties signatory thereto, originally filed as Exhibit 2.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013, which is incorporated by reference herein.††

2.10
Agreement and Plan of Merger, dated as of March 19, 2013, by and among Valeant, Odysseus Acquisition Corp., the Company and Obagi Medical Products, Inc., originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on March 20, 2013, which is incorporated by reference herein.

2.11
Amendment to Agreement and Plan of Merger, dated as of April 3, 2013, by and among Valeant, Odysseus Acquisition Corp., Obagi Medical Products, Inc. and the Company, originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on April 3, 2013, which is incorporated by reference herein.

2.12
Agreement and Plan of Merger, dated as of May 24, 2013, by and among the Company, Valeant, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein.

2.13
Amendment No. 1, dated August 2, 2013, to the Agreement and Plan of Merger, dated as of May 24, 2013, by and among the Company, Valeant, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on November 1, 2013, which is incorporated by reference herein.

2.14
Amendment No. 2, dated August 5, 2013, to the Agreement and Plan of Merger, dated as of May 24, 2013, by and among the Company, Valeant, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on November 1, 2013, which is incorporated by reference herein.

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

4.3
Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 9, 2011, which is incorporated by reference herein.

4.4
Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 10, 2011, which is incorporated by reference herein.

4.5
Indenture, dated as of October 4, 2012 (the “Escrow Corp Indenture”), by and among VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.375% Senior Notes due 2020 (the “2020 Senior Notes”), originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.6
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

4.7
Indenture, dated as of October 4, 2012, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.375% Senior Notes due 2020 (the “6.375% Senior Notes”), originally filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.8
Indenture, dated as of July 12, 2013, between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 6.75% Senior Notes due 2018 and the 7.50% Senior Notes due 2021, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

4.9
Supplemental Indenture to the Indenture, dated as of July 12, 2013, among the Company, the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 6.75% Senior Notes due 2018 and the 7.50% Senior Notes due 2021, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

4.10
Indenture, dated as of December 2, 2013, between the Company, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 5.625% Senior Notes due 2016, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2013, which is incorporated by reference herein.

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

10.2†
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, which is incorporated by reference herein.

10.3†
Form of Matching Restricted Stock Unit Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, which is incorporated by reference herein.

10.4†
Form of Share Unit Grant Agreement (Performance Vesting) under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, which is incorporated by reference herein.

10.5†
Biovail Corporation 2007 Equity Compensation Plan (the “2007 Equity Compensation Plan”) dated as of May 16, 2007, originally filed as Exhibit 10.49 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.6†
Amendment No. 1 to the 2007 Equity Compensation Plan dated as of December 18, 2008, originally filed as Exhibit 10.50 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.7†
Amendment, dated April 6, 2011 and approved by the shareholders on May 16, 2011, to the 2007 Equity Compensation Plan, originally filed as Annex B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, which is incorporated by reference herein.

10.8†
Form of Stock Option Grant Notice and Form of Stock Option Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed February 28, 2011, which is incorporated by reference herein.

10.9†
Form of Unit Grant Notice and Form of Unit Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed February 28, 2011, which is incorporated by reference herein.

10.10†
Form of Unit Grant Notice (Performance Vesting) and Form of Unit Grant Agreement (Performance Vesting) under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed February 28, 2011, which is incorporated by reference herein.

10.11†
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.

10.12†
Biovail Corporation Deferred Share Unit Plan for Canadian Directors, approved on May 3, 2005, as amended, originally filed as Exhibit 10.57 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.13†
Biovail Corporation Deferred Share Unit Plan for U.S. Directors, approved on May 3, 2005, as amended and restated, originally filed as Exhibit 10.58 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.14†
Biovail Americas Corp. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009, originally filed as Exhibit 10.60 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

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

10.17†
Employment Letter between the Company and Howard Schiller, dated as of November 10, 2011, originally filed as Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012, which is incorporated by reference herein.

10.18†*	Employment Letter between the Company and Robert Chai-Onn, dated as of January 13, 2014.
10.19†*	Employment Letter between the Company and Laizer Kornwasser dated as of January 2, 2013.
10.20
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

10.21
Amendment No. 1, dated March 6, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 5, 2012, which is incorporated by reference herein.

10.22
Amendment No. 2, dated September 10, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 5, 2012, which is incorporated by reference herein.

10.23
Amendment No. 3, dated January 24, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013, which is incorporated by reference herein.

10.24
Amendment No. 4, dated February 21, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013, which is incorporated by reference herein.

10.25
Amendment No. 5, dated as of June 6, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.26
Amendment No. 6, dated June 26, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.27
Amendment No. 7, dated September 17, 2013, to the Third Amended and Restated Credit and Guaranty Agreement, originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on November 1, 2013, which is incorporated by reference herein.

10.28*	Amendment No.8, dated December 20, 2013, to the Third Amended and Restated Credit and Guaranty Agreement.
10.29
Joinder Agreement, dated June 14, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2012, which is incorporated by reference herein.

10.30
Joinder Agreement, dated July 9, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 filed on August 3, 2012, which is incorporated by reference herein.

10.31
Joinder Agreement, dated as of September 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 5, 2012, which is incorporated by reference herein.

10.32
Joinder Agreement, dated as of October 2, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

10.33
Joinder Agreement, dated as of December 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc. originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013, which is incorporated by reference herein.

10.34
Joinder Agreement dated August 5, 2013 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Series A-2 Tranche A Term Loans, originally filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.35
Joinder Agreement dated August 5, 2013 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Series E Tranche B Term Loans, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.36*
Joinder Agreement dated February 6, 2014 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Additional Series A-3 Tranche A Term Loan Commitment.

10.37*
Joinder Agreement dated February 6, 2014 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Series E-1 Tranche B Term Loan Commitment.

10.38
Commitment Letter, dated as of May 24, 2013, among the Company, Valeant, Goldman Sachs Lending Partners LLC and Goldman Sachs Bank USA, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein.

10.39
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

10.40
Amendment No. 1, dated as of February 13, 2012, to the Second Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.

10.41
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

10.42
Amendment No. 1, dated as of August 12, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.

10.43
Amendment No. 2, dated as of September 6, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012, which is incorporated by reference herein.

10.44
Amendment No. 3, dated as of October 20, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.

10.45
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

10.46
Amendment No. 1, dated as of August 10, 2011, to the Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.

10.47
Trademark and Domain Name License Agreement, dated as of February 22, 2011, by and between GlaxoSmithKline LLC and Biovail Laboratories International SRL, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.

10.48
Plea Agreement and Side Letter, dated as of May 16, 2008, between United States Attorney for the District of Massachusetts and Biovail Pharmaceuticals, Inc., originally filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.49
Corporate Integrity Agreement, dated as of September 11, 2009, between the Company and the Office of Inspector General of the Department of Health and Human Services, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.50
Settlement Agreement, dated as of September 11, 2009, among the United States of America, United States Department of Justice, Office of Inspector General of the Department of Health and Human Services and the Company, originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.51
Securities Litigation, Stipulation and Agreement of Settlement, dated as of April 4, 2008, between the United States District Court, Southern District of New York and the Company, originally filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.52
Settlement Agreement, dated January 7, 2009, between Staff of the Ontario Securities Commission and the Company, originally filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.53
Settlement Agreement, dated March 2008, between the U.S. Securities and Exchange Commission and the Company, originally filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, which is incorporated by reference herein.

10.54
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC. (Registrant)

Date: February 28, 2014	By:	/s/ J. MICHAEL PEARSON

J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MICHAEL PEARSON J. Michael Pearson	Chairman of the Board and Chief Executive Officer	February 28, 2014
/s/ HOWARD B. SCHILLER Howard B. Schiller	Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	February 28, 2014
/s/ ROBERT A. INGRAM Robert A. Ingram	Lead Director	February 28, 2014
/s/ RONALD H. FARMER Ronald H. Farmer	Director	February 28, 2014
/s/ FRED HASSAN Fred Hassan	Director	February 28, 2014
/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	February 28, 2014
/s/ G. MASON MORFIT G. Mason Morfit	Director	February 28, 2014
/s/ ROBERT N. POWER Robert N. Power	Director	February 28, 2014
/s/ NORMA A. PROVENCIO Norma A. Provencio	Director	February 28, 2014
/s/ LLOYD M. SEGAL Lloyd M. Segal	Director	February 28, 2014
/s/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	February 28, 2014

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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Bausch & Lomb Holdings Incorporated and Natur Produkt International, JSC (together, the“Acquired Companies”), which the Company acquired through purchase business combinations during the year ended December 31, 2013. The Acquired Companies represented approximately 25% of the Company’s consolidated revenues for the year ended December 31, 2013, and assets associated with the Acquired Companies represented approximately 9% of the Company’s consolidated total assets as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-3 herein.

/s/ J. MICHAEL PEARSON	/s/ HOWARD B. SCHILLER
J. Michael Pearson Chairman of the Board and Chief Executive Officer	Howard B. Schiller Executive Vice President and Chief Financial Officer
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Valeant Pharmaceuticals International, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International, Inc. and its subsidiaries (“the Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 appearing under item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded Bausch & Lomb Holdings Incorporated and Natur Produkt International, JSC (together, the “Acquired Companies”) from its assessment of internal control over financial reporting as of December 31, 2013 because the Acquired Companies were acquired by the Company in purchase business combinations during 2013. We have also excluded the Acquired Companies from our audit of internal control over financial reporting. The Acquired Companies are wholly-owned subsidiaries whose total assets and total revenues represent 9% and 25%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Directors of
Valeant Pharmaceuticals International, Inc.
In our opinion, the consolidated statements of (loss) income, comprehensive (loss) income, shareholders' equity, and cash flows for the year ended December 31, 2011 present fairly, in all material respects, the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2011 appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule. Our responsibility is to express opinions on these financial statements and on the financial statement schedule. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Toronto, Canada February 29, 2012	Chartered Professional Accountants Licensed Public Accountants
(except for the reclassifications described in Note 2 and
segment information presented in Note 26 (which is restated
to reflect a new management structure), for which the date
is February 28, 2014)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in thousands of U.S. dollars)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$600,340	$916,091
Accounts receivable, net	1,814,769	913,835
Inventories, net	882,966	531,256
Prepaid expenses and other current assets	204,958	130,279
Assets held for sale	15,942	90,983
Deferred tax assets, net	366,914	195,007
Total current assets	3,885,889	2,777,451
Property, plant and equipment, net	1,234,236	462,724
Intangible assets, net	12,848,160	9,308,669
Goodwill	9,752,100	5,141,366
Deferred tax assets, net	54,942	76,422
Other long-term assets, net	195,470	183,747
Total assets	$27,970,797	$17,950,379
Liabilities
Current liabilities:
Accounts payable	$326,970	$227,384
Accrued and other current liabilities	1,800,193	1,008,224
Acquisition-related contingent consideration	114,460	102,559
Current portion of long-term debt	204,756	480,182
Deferred tax liabilities, net	66,017	4,403
Total current liabilities	2,512,396	1,822,752
Acquisition-related contingent consideration	241,305	352,523
Long-term debt	17,162,946	10,535,443
Pension and other benefit liabilities	172,016	5,325
Liabilities for uncertain tax positions	169,117	103,658
Deferred tax liabilities, net	2,319,202	1,248,312
Other long-term liabilities	160,493	164,968
Total liabilities	22,737,475	14,232,981
Commitments and contingencies (notes 24, 25 and 27)
Equity
Common shares, no par value, unlimited shares authorized, 333,036,637 and
303,861,272 issued and outstanding at December 31, 2013 and 2012, respectively	8,301,179	5,940,652
Additional paid-in capital	228,853	267,118
Accumulated deficit	(3,278,529)	(2,370,976)
Accumulated other comprehensive loss	(132,780)	(119,396)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,118,723	3,717,398
Noncontrolling interest	114,599	—
Total equity	5,233,322	3,717,398
Total liabilities and equity	$27,970,797	$17,950,379
On behalf of the Board:

/s/ J. MICHAEL PEARSON	/s/ NORMA A. PROVENCIO
J. Michael Pearson	Norma A. Provencio
Chairman of the Board and Chief Executive Officer	Chairperson, Audit and Risk Committee

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(All dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues
Product sales	$5,640,333	$3,288,592	$2,255,050
Alliance and royalty	52,606	105,591	136,473
Service and other	76,666	86,193	35,927
	5,769,605	3,480,376	2,427,450
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown
separately below)	1,846,314	905,095	683,750
Cost of alliance and service revenues	58,806	64,601	12,348
Selling, general and administrative	1,305,164	756,083	572,472
Research and development	156,783	79,052	65,687
Amortization and impairments of finite-lived intangible assets (see Note 12)	1,901,977	928,885	557,814
Restructuring, integration and other costs	514,825	344,387	97,667
In-process research and development impairments and other charges	153,639	189,901	109,200
Acquisition-related costs	36,416	78,604	32,964
Acquisition-related contingent consideration	(29,259)	(5,266)	(10,986)
Other expense	234,442	59,349	6,575
	6,179,107	3,400,691	2,127,491
Operating (loss) income	(409,502)	79,685	299,959
Interest income	8,023	5,986	4,084
Interest expense	(844,316)	(481,596)	(334,526)
Loss on extinguishment of debt	(65,014)	(20,080)	(36,844)
Foreign exchange and other	(9,465)	19,721	26,551
Gain on investments, net	5,822	2,056	22,776
Loss before recovery of income taxes	(1,314,452)	(394,228)	(18,000)
Recovery of income taxes	(450,783)	(278,203)	(177,559)
Net (loss) income	(863,669)	(116,025)	159,559
Less: Net income attributable to noncontrolling interest	2,473	—	—
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(866,142)	$(116,025)	$159,559

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(2.70)	$(0.38)	$0.52
Diluted	$(2.70)	$(0.38)	$0.49

Weighted-average common shares (000's)
Basic	320,996	305,446	304,655
Diluted	320,996	305,446	326,119
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(All dollar amounts expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(863,669)	$(116,025)	$159,559
Other comprehensive (loss) income
Foreign currency translation adjustment	(50,433)	161,011	(381,633)
Unrealized holding gain on auction rate securities:
Arising in period	—	1	—
Reclassification to net (loss) income	(1)	—	—
Net unrealized holding gain (loss) on available-for-sale equity securities:
Arising in period	3,584	379	22,780
Reclassification to net (loss) income	(3,963)	(1,634)	(21,146)
Net unrealized holding gain (loss) on available-for-sale debt securities:
Arising in period	—	7	(114)
Reclassification to net (loss) income	—	197	—
Acquisition of noncontrolling interest	—	—	2,206
	(50,813)	159,961	(377,907)

Pension and postretirement benefit plan adjustments:
Newly established prior service credit	27,944	—	—
Net actuarial gain (loss) arising during the year	24,492	(468)	(1,046)
Amortization or settlement recognition of net loss	519	754	448
Income tax expense	(15,405)	—	—
Currency impact	210	(27)	53
	37,760	259	(545)
Other comprehensive (loss) income	(13,053)	160,220	(378,452)
Comprehensive (loss) income	(876,722)	44,195	(218,893)
Less: Comprehensive income attributable to noncontrolling interest	2,804	—	—
Comprehensive (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(879,526)	$44,195	$(218,893)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All dollar amounts expressed in thousands of U.S. dollars)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares					Valeant Pharmaceuticals International, Inc. Shareholders' equity
					Accumulated Other Comprehensive Loss
	Shares (000s)	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2011	302,449	$5,251,730	$495,041	$(934,511)	$98,836	$4,911,096	$—	$4,911,096
Settlement of 4% Convertible Notes	17,783	892,000	(225,971)	(440,046)	—	225,983	—	225,983
Repurchase of equity component of 5.375% Convertible Notes	—	—	(33,169)	(380,834)	—	(414,003)	—	(414,003)
Common shares issued under share-based compensation plans	4,338	121,099	(79,382)	—	—	41,717	—	41,717
Settlement of call options	(2,999)	(36,343)	11,072	(41,592)	—	(66,863)	—	(66,863)
Repurchase of common shares	(15,200)	(264,865)	—	(374,377)	—	(639,242)	—	(639,242)
Share-based compensation	—	—	94,023	—	—	94,023	—	94,023
Employee withholding taxes related to share-based awards	—	—	(19,211)	(18,491)	—	(37,702)	—	(37,702)
Tax benefits from stock options exercised	—	—	26,414	—	—	26,414	—	26,414
Reclassification of deferred share units	—	—	9,271	—	—	9,271	—	9,271
Noncontrolling interest from business combinations	—	—	—	—	—	—	58,555	58,555
Acquisition of noncontrolling interest	—	—	(1,971)	—	—	(1,971)	(56,349)	(58,320)
	306,371	5,963,621	276,117	(2,189,851)	98,836	4,148,723	2,206	4,150,929
Comprehensive loss:
Net income	—	—	—	159,559	—	159,559	—	159,559
Other comprehensive loss	—	—	—	—	(378,452)	(378,452)	(2,206)	(380,658)
Total comprehensive loss						(218,893)	(2,206)	(221,099)
Balance, December 31, 2011	306,371	5,963,621	276,117	(2,030,292)	(279,616)	3,929,830	—	3,929,830
Settlement of 5.375% Convertible Notes	—	—	(175)	(43,593)	—	(43,768)	—	(43,768)
Repurchase of equity component of 5.375% Convertible Notes	—	—	(180)	(2,682)	—	(2,862)	—	(2,862)
Common shares issued under share-based compensation plans	2,747	79,371	(56,348)	—	—	23,023	—	23,023
Repurchase of common shares	(5,257)	(102,340)	—	(178,384)	—	(280,724)	—	(280,724)
Share-based compensation	—	—	66,236	—	—	66,236	—	66,236
Employee withholding taxes related to share-based awards	—	—	(31,073)	—	—	(31,073)	—	(31,073)
Tax benefits from stock options exercised	—	—	12,541	—	—	12,541	—	12,541
	303,861	5,940,652	267,118	(2,254,951)	(279,616)	3,673,203	—	3,673,203
Comprehensive income:
Net loss	—	—	—	(116,025)	—	(116,025)	—	(116,025)
Other comprehensive income	—	—	—	—	160,220	160,220	—	160,220
Total comprehensive income						44,195	—	44,195
Balance, December 31, 2012	303,861	5,940,652	267,118	(2,370,976)	(119,396)	3,717,398	—	3,717,398
Issuance of common stock (see Note 16)	27,562	2,306,880	—	—	—	2,306,880	—	2,306,880
Common shares issued under share-based compensation plans	2,339	67,865	(61,355)	—	—	6,510	—	6,510
Repurchase of common shares (see Note 16)	(725)	(14,218)	—	(41,411)	—	(55,629)	—	(55,629)
Share-based compensation	—	—	45,478	—	—	45,478	—	45,478
Employee withholding taxes related to share-based awards	—	—	(46,588)	—	—	(46,588)	—	(46,588)
Tax benefits from stock options exercised	—	—	24,200	—	—	24,200	—	24,200
Noncontrolling interest from business combinations	—	—	—	—	—	—	113,896	113,896
Noncontrolling interest distributions	—	—	—	—	—	—	(2,101)	(2,101)
	333,037	8,301,179	228,853	(2,412,387)	(119,396)	5,998,249	111,795	6,110,044
Comprehensive loss:
Net loss	—	—	—	(866,142)	—	(866,142)	2,473	(863,669)
Other comprehensive loss	—	—	—	—	(13,384)	(13,384)	331	(13,053)
Total comprehensive loss						(879,526)	2,804	(876,722)
Balance, December 31, 2013	333,037	$8,301,179	$228,853	$(3,278,529)	$(132,780)	$5,118,723	$114,599	$5,233,322

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in thousands of U.S. dollars)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(863,669)	$(116,025)	$159,559
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	2,015,806	986,222	612,603
Amortization and write-off of debt discounts and debt issuance costs	89,461	36,402	27,103
In-process research and development impairments and other charges	153,639	189,901	109,200
Acquisition accounting adjustment on inventory sold	372,450	78,822	59,256
Acquisition-related contingent consideration	(29,259)	(5,266)	(10,986)
Allowances for losses on accounts receivable and inventories	68,283	21,779	5,519
Deferred income taxes	(515,884)	(319,603)	(222,959)
Loss (gain) on disposal of assets and businesses	10,180	10,780	(5,314)
Additions to accrued legal settlements	220,495	56,779	11,841
Payments of accrued legal settlements	(180,849)	(41,800)	(26,541)
Share-based compensation	45,478	66,236	94,023
Tax benefits from stock options exercised	(24,200)	(12,541)	(26,533)
Foreign exchange loss (gain)	9,783	(23,839)	(4,829)
Gain on sale of marketable securities	(5,822)	(2,056)	(22,776)
Loss on extinguishment of debt	65,014	20,080	36,844
Payment of accreted interest on contingent consideration	(11,124)	(2,322)	—
Other	466	(33,693)	(18,418)
Changes in operating assets and liabilities:
Accounts receivable	(261,380)	(219,431)	(164,581)
Inventories	(122,701)	(80,304)	(11,521)
Prepaid expenses and other current assets	82,338	54,827	(3,084)
Accounts payable, accrued and other liabilities	(76,548)	(8,370)	42,067
Net cash provided by operating activities	1,041,957	656,578	640,473
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(5,253,543)	(3,485,286)	(2,464,108)
Acquisition of intangible assets and other assets	(69,636)	(73,495)	(327,437)
Purchases of property, plant and equipment	(115,319)	(107,638)	(58,515)
Proceeds from sale of assets	41,092	91,996	36,000
Proceeds from sales and maturities of marketable securities	17,020	624,774	86,639
Purchases of marketable securities and other investments	—	(7,200)	(81,087)
Increase in restricted cash	—	(8,872)	—
Net cash used in investing activities	(5,380,386)	(2,965,721)	(2,808,508)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	8,441,356	6,005,758	5,388,799
Repayments of long-term debt	(6,326,219)	(1,929,118)	(2,004,641)
Short-term debt borrowings	27,413	35,365	—
Short-term debt repayments	(75,140)	(31,075)	—
Issuance of common stock, net	2,307,436	—	—
Repurchases of convertible debt	—	(3,975)	(613,471)
Repurchases of common shares	(55,629)	(280,724)	(639,242)
Proceeds from exercise of stock options	10,015	23,026	41,738
Tax benefits from stock options exercised	24,200	12,541	26,533
Cash settlement of convertible debt	—	(606,278)	—
Cash settlement of call options	—	—	(66,863)
Acquisition of noncontrolling interest	—	—	(52,499)
Payment of employee withholding tax upon vesting of share-based awards	(65,505)	(31,073)	(59,718)
Payments of contingent consideration	(130,060)	(103,926)	(31,800)
Payments of debt issuance costs	(128,014)	(33,153)	(40,671)
Distributions to noncontrolling interest	(2,101)	—	—
Net cash provided by financing activities	4,027,752	3,057,368	1,948,165
Effect of exchange rate changes on cash and cash equivalents	(5,074)	3,755	(10,288)
Net (decrease) increase in cash and cash equivalents	(315,751)	751,980	(230,158)
Cash and cash equivalents, beginning of year	916,091	164,111	394,269
Cash and cash equivalents, end of year	$600,340	$916,091	$164,111
Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(76,064)	$(145,728)	$(443,481)
Settlement of convertible debt, equity issued	—	—	(892,000)
Acquisition of businesses, debt assumed	(4,264,725)	(825,241)	—
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

1.	DESCRIPTION OF BUSINESS
Valeant Pharmaceuticals International, Inc. (the “Company”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. Effective August 9, 2013, the Company continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that the Company became a company registered under the laws of the Province of British Columbia as if it had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, the legal domicile of the Company became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to the Company and the Company became subject to the British Columbia Business Corporations Act (BCBCA).
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
In addition, the Company has made a reclassification to the 2012 and 2011 consolidated statements of (loss) income for the presentation of proceeds from the out-license or sale of non-core products to conform to the current year presentation. To enhance comparability of the Company’s revenues and expenses from period to period and to the Company’s peers, the Company no longer records the proceeds on the sale of non-core products as Alliance and royalty revenue, with the associated costs, including the carrying amount of related assets, recorded as Cost of alliance and service revenues. Rather, effective in 2013, the Company nets the proceeds with the carrying amount of related assets and records a gain/loss on sale within Other expense.

As of result of this change, the Company’s 2012 and 2011 consolidated statements of (loss) income include the following reclassifications related to (i) the sale of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”), a generic version of BenzaClin®, and 5% fluorouracil cream (“5-FU”), an authorized generic of Efudex® in February 2012 and (ii) the out-license of Cloderm Cream, 0.1% in March 2011:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	As Initially Recorded		Reclassification		As Reclassified
((Income) Expense)	2012	2011	2012	2011	2012	2011
Alliance and royalty revenue	$(66,250)	$(36,000)	$66,250	$36,000	$—	$—
Cost of alliance and service revenues	68,820	30,736	(68,820)	(30,736)	—	—
Other expense	—	—	2,570	(5,264)	2,570	(5,264)

For further information regarding the sale of IDP-111 and 5-FU and the out-license of Cloderm Cream, 0.1%, see Note 4 titled “Acquisitions and Dispositions”.

The reclassifications described above did not have a material impact on the Company’s previously reported results of operations and had no impact on the Company’s previously reported financial position and cash flows.
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
Use of Estimates
In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates and chargebacks; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment; reporting unit fair values in testing goodwill for impairment; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; and the allocation of the purchase price of acquired assets and businesses, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management relies on estimates for future returns, rebates and chargebacks made by the Company’s commercialization counterparties. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s consolidated financial statements could be materially impacted.
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
Cash and Cash Equivalents
Cash and cash equivalents include certificates of deposit, treasury bills, certain money-market funds and term deposits with maturities of three months or less when purchased.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The Company invests its excess cash in high-quality, money market instruments and term deposits with varying maturities, but typically less than three months. The Company maintains its cash and cash equivalents with major financial institutions. The Company has not experienced any significant losses on its cash or cash equivalents.
In 2012, the Company’s marketable securities portfolio included the investment in auction rate floating securities (student loans) and the investment in equity securities acquired in connection with the Medicis Acquisition. The investment in auction rate floating securities had a maximum term to maturity of 34 years. In 2013, the Company sold its entire investment in auction rate securities assumed in connection with the Medicis Acquisition. In 2011, the Company’s marketable securities portfolio included investment-grade corporate enterprise fixed income debt securities that matured within one year.
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
As of December 31, 2013 and 2012, the Company’s three largest U.S. wholesaler customers accounted for 47% and 42% of net trade receivables, respectively. In addition, as of December 31, 2013 and 2012, the Company’s net trade receivable balance from Greece, Spain, Italy and Portugal amounted to $84.5 million and $5.6 million, respectively, of which the majority has been outstanding for less than 90 days. The increase in the receivables balance for such countries was driven by the B&L Acquisition, which was consummated in August 2013. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $18.3 million as of December 31, 2013 and is primarily comprised of public hospitals. Based on analysis of bad debts experience and assessment of historical payment patterns for such customers, the Company determined that the substantial majority of such balance was collectible and, as such, the reserve established on the balance was not significant. The Company has not experienced any significant losses from uncollectible accounts in the three-year period ended December 31, 2013.
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
Property, Plant and Equipment
Property, plant and equipment are reported at cost, less accumulated depreciation. Costs incurred on assets under construction are capitalized as construction in progress. Depreciation is calculated using the straight-line method, commencing when the assets become available for productive use, based on the following estimated useful lives:

Buildings	Up to 40 years
Machinery and equipment	3 - 20 years
Other equipment	3 - 10 years
Equipment on operating lease	Up to 5 years
Leasehold improvements and capital leases	Lesser of term of lease or 10 years

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Intangible Assets
Intangible assets are reported at cost, less accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated using the straight-line method based on the following estimated useful lives:

Product brands	1 - 25 years
Corporate brands(1)	4 - 20 years
Product rights	1 - 15 years
Partner relationships	2 - 9 years
Out-licensed technology and other	3 - 10 years
____________________________________

(1)
Corporate brands useful lives shown in the table above does not include the B&L corporate trademark, which has an indefinite useful life and is not amortizable. See note 3 “BUSINESS COMBINATIONS” for further information.

Sale of Non-core Products
The Company nets the proceeds on the sale or out-license of non-core products with the carrying amount of the related assets and records a gain/loss on sale within Other expense. Any contingent payments that are potentially due to the Company as a result of these sales are recorded when realizable.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The Company operates in the following operating/reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consists of four reporting units based on geography, namely (i) U.S., (ii) Canada and Australia, (iii) Western Europe, and (iv) Japan. The Emerging Markets segment consists of three reporting units based on geography, namely (i) Central/Eastern Europe, Middle East and North Africa, (ii) Latin America, and (iii) Asia/South Africa. The Company estimated the fair values of its reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require the Company to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company’s results of operations. During the fourth quarter of 2013, the Company performed its annual goodwill impairment test and determined that none of the goodwill associated with its reporting units was impaired. The goodwill recognized for the B&L Acquisition, which to date has been recorded provisionally, will be tested for impairment within twelve months of the acquisition date.
Deferred Financing Costs
Deferred financing costs are reported at cost, less accumulated amortization, and are recorded in other long-term assets. Amortization expense is included in interest expense.
Derivative Financial Instruments
From time to time, the Company utilizes derivative financial instruments to manage its exposure to market risks, including foreign currency and interest rate exposures. The Company does not utilize derivative financial instruments for speculative purposes, nor does it enter into trades for which there is no underlying exposure. Derivative financial instruments are recorded as either assets or liabilities at fair value. The Company accounts for derivative financial instruments based on whether they meet the criteria for designation as hedging transactions, either as cash flow, net investment, or fair value hedges. Depending on the nature of the hedge, changes in the fair value of a hedged item are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company did not hold any derivative financial instruments at December 31, 2013 or 2012.
Foreign Currency Translation
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
Product Sales
Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, the timing of which is based on the specific contractual terms with each customer. In most instances, transfer of title as well as the risks and rewards of ownership occurs upon delivery of the product to the customer. Amounts received from customers as prepayments for products to be shipped in the future are recorded in deferred revenue.
Revenue from product sales is recognized net of provisions for estimated discounts, allowances, returns, rebates, chargebacks and distribution fees paid to certain of our wholesale customers. The Company offers discounts for prompt payment and other incentive allowances to customers. Provisions for discounts and allowances are estimated based on contractual sales terms with customers and historical payment experience. The Company allows customers to return product within a specified period of time before and after its expiration date. Provisions for returns are estimated based on historical return levels, taking into account additional available information on competitive products and contract changes. The Company has data sharing agreements with the three largest wholesalers in the U.S. Where the Company does not have data sharing agreements, it uses third party data to estimate the level of product inventories and product demand at wholesalers and retail pharmacies. The Company reviews its methodology and adequacy of the provision for returns on a quarterly basis, adjusting for changes in

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

assumptions, historical results and business practices, as necessary. The Company is subject to rebates on sales made under governmental and commercial rebate programs, and chargebacks on sales made to government agencies, retail pharmacies and group purchasing organizations. Provisions for rebates and chargebacks are estimated based on historical experience, relevant statutes with respect to governmental pricing programs, and contractual sales terms.
In connection with the Medicis Acquisition, which was completed in December 2012, the Company acquired several brands, including the following aesthetics products: Dysport®, Perlane®, and Restylane®. In 2012, consistent with legacy Medicis’ historical approach, the Company recognized revenue on those products upon shipment from McKesson, the Company’s primary U.S. distributor of aesthetics products, to physicians. As part of its integration efforts, the Company implemented new strategies and business practices in the first quarter of 2013, particularly as they relate to rebate and discount programs for these aesthetics products. As a result of these changes, the criteria for revenue recognition are achieved upon shipment of these products to McKesson, and, therefore, the Company began, in 2013, recognizing revenue upon shipment of these products to McKesson.
The Company is party to manufacturing and supply agreements with a number of commercialization counterparties in the U.S. Under the terms of these agreements, the Company’s supply prices for its products are determined after taking into consideration estimates for future returns, rebates, and chargebacks provided by each counterparty. The Company makes adjustments as needed to state these estimates on a basis consistent with this policy and its methodology for estimating returns, rebates and chargebacks related to its own direct product sales.
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
Service and Other
Contract manufacturing service revenue is recognized when title of the manufactured products has transferred to the customer and the customer has assumed the risks and rewards of ownership.
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
Advertising Costs
Advertising costs comprise product samples, print media and promotional materials. Advertising costs related to new product launches are expensed on the first use of the advertisement. As of December 31, 2013, advertising costs of $8.8 million were recorded in Prepaid expenses and other current assets in the Company’s consolidated balance sheet. As of December 31, 2012,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

advertising costs recorded in Prepaid expenses and other current assets in the Company’s consolidated balance sheet were not material.
Advertising costs expensed in 2013, 2012 and 2011 were $277.3 million, $157.6 million and $106.3 million, respectively. These costs are included in selling, general and administrative expenses.
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
Interest Expense
Interest expense includes standby fees and the amortization of debt discounts and deferred financing costs. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. The capitalized interest recorded in 2013 was not material. The Company did not capitalize any interest costs in 2012 and 2011 due to immateriality.
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
Earnings Per Share
Basic earnings per share attributable to Valeant Pharmaceuticals International, Inc. is calculated by dividing net income attributable to Valeant Pharmaceuticals International, Inc. by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income attributable to Valeant Pharmaceuticals International, Inc. by the weighted-average number of common shares outstanding during the reporting period after giving effect to dilutive potential common shares for stock options, RSUs and convertible debt, determined using the treasury stock method.
Comprehensive Income

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments, unrealized temporary holding gains and losses on available-for-sale investments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive income is recorded as a component of shareholders’ equity.
Contingencies
In the normal course of business, the Company is subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities, and tax matters. Accruals for loss contingencies are recorded when the Company determines that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the estimate of the amount of the loss is a range and some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued as a liability. If no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued as a liability. These accruals are adjusted periodically as assessments change or additional information becomes available.
If no accrual is made for a loss contingency because one of the previous two conditions are not met, the Company will disclose contingent liabilities when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.
Employee Benefit Plans
The Company sponsors various retirement and pension plans, including defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits employees earn while working, as well as the present value of those benefits. Inherent in these valuations are economic assumptions including expected returns on plan assets, discount rates at which liabilities could be settled, rates of increase in healthcare costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants. Actual results that differ from the actuarial assumptions used are recorded as actuarial gains and losses. Net actuarial gains and losses that exceed 10 percent of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The Company reviews the assumptions annually (and more frequently if a significant event occurs) and makes any necessary changes.
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
In February 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income, by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning December 15, 2012. As this guidance relates to presentation only, the adoption of this guidance did not impact on the Company’s financial position or results of operations.
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
The Company’s business strategy involves selective acquisitions with a focus on core geographies and therapeutic classes.
(a) Business combinations in 2013 included the following:
B&L
Description of the Transaction
On August 5, 2013, the Company acquired B&L, pursuant to the Merger Agreement dated May 24, 2013 (as amended), among the Company, Valeant, Stratos Merger Corp., a Delaware corporation and wholly-owned subsidiary of Valeant (“Merger Sub”), and B&L. Pursuant to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant. At the effective time of this merger, each share of B&L common stock, par value $0.01 per share, issued and outstanding immediately prior to such effective time, other than any dissenting shares and any shares held by B&L, Valeant, Merger Sub or any of their subsidiaries, was converted into the right to receive its pro rata share (the “Per Share Merger Consideration”), without interest, of an aggregate purchase price equal to $8.7 billion minus B&L’s existing indebtedness for borrowed money (which was paid off by Valeant in accordance with the terms of the Merger Agreement) and related fees and costs, minus certain of B&L’s transaction expenses, minus certain payments with respect to certain cancelled B&L performance-based options (which were not outstanding immediately prior to such effective time), plus the aggregate exercise price applicable to B&L’s outstanding options immediately prior to such effective time, and plus certain cash amounts, all as further described in the Merger Agreement. The B&L Acquisition was financed with debt and equity issuances (see note 14 titled “LONG-TERM DEBT” for additional information). Each B&L restricted share and stock option, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the Per Share Merger Consideration in the case of restricted shares or, in the case of stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of such stock option.
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

Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of acquisition date. The following recognized amounts are provisional and subject to change:

•	amounts for working capital, intangible assets and property, plant and equipment pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax implications of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2013 (as adjusted)
Cash and cash equivalents	$209,522	$(31,410)	$178,112
Accounts receivable(c)	547,873	(3,499)	544,374
Inventories(d)	675,818	(23,729)	652,089
Other current assets(e)	146,574	359	146,933
Property, plant and equipment, net(f)	761,410	4,618	766,028
Identifiable intangible assets, excluding acquired IPR&D(g)	4,316,117	26,258	4,342,375
Acquired IPR&D(h)	398,130	20,122	418,252
Other non-current assets	58,757	—	58,757
Current liabilities(i)	(885,578)	10,257	(875,321)
Long-term debt, including current portion(j)	(4,209,852)	—	(4,209,852)
Deferred income taxes, net(k)	(1,410,931)	24,053	(1,386,878)
Other non-current liabilities(l)	(280,195)	(1,068)	(281,263)
Total identifiable net assets	327,645	25,961	353,606
Noncontrolling interest(m)	(102,300)	(400)	(102,700)
Goodwill(n)	4,387,981	(25,561)	4,362,420
Total fair value of consideration transferred	$4,613,326	$—	$4,613,326
________________________

(a)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(b)
The measurement period adjustments primarily reflect: (i) a decrease in the net deferred tax liability, (ii) a reclassification between cash and accounts payable, (iii) a reduction in the estimated fair value of inventory, and (iv) increases in the estimated fair value of intangible assets, which included a net increase to IPR&D assets driven by a higher fair value for the next generation silicone hydrogel lens (Bausch + Lomb Ultra). The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	The fair value of trade accounts receivable acquired was $544.4 million, with the gross contractual amount being $555.6 million, of which the Company expects that $11.2 million will be uncollectible.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

(d)	Includes an estimated fair value adjustment to inventory of $273.7 million.

(e)	Includes primarily prepaid expenses.

(f)	The following table summarizes the provisional amounts and useful lives assigned to property, plant and equipment:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2013 (as adjusted)
Land	NA	$47,407	$(12,660)	$34,747
Buildings	24	273,180	(43,032)	230,148
Machinery and equipment	5	273,509	60,459	333,968
Leasehold improvements	5	22,455	(92)	22,363
Equipment on operating lease	3	13,792	(57)	13,735
Construction in progress	NA	131,067	—	131,067
Total property, plant and equipment acquired		$761,410	$4,618	$766,028

(g)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2013 (as adjusted)
Product brands	10	$1,770,164	$13,996	$1,784,160
Product rights	8	855,402	5,275	860,677
Corporate brand	Indefinite	1,690,551	6,987	1,697,538
Total identifiable intangible assets acquired	9	$4,316,117	$26,258	$4,342,375
The corporate brand represents the B&L corporate trademark and has an indefinite useful life as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset. The estimated fair value was determined using the relief from royalty method.

(h)
The significant components of the acquired IPR&D assets primarily relate to the development of (i) various vision care products ($226.5 million in the aggregate), such as the next generation silicone hydrogel lens (Bausch + Lomb Ultra), (ii) various pharmaceutical products ($171.0 million, in the aggregate), such as latanoprostene bunod, a nitric oxide-donating prostaglandin for reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension, and (iii) various surgical products ($20.8 million, in the aggregate). See note 5 titled “COLLABORATION AGREEMENTS” for further information related to the worldwide licensing agreement with NicOx, S.A. (“NicOx”) for latanoprostene bunod. A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets from market participant perspective. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 10% was used to present value the projected cash flows. In September 2013, the U.S. Food and Drug Administration (“FDA”) approved the next generation silicone hydrogel lens (Bausch + Lomb Ultra), and the product was launched in February 2014.

(i)	Includes accrued liabilities, including reserves for sales returns, rebates and managed care, accounts payable and accrued compensation-related liabilities.

(j)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Amounts Recognized as of Acquisition Date
Holdco unsecured term loan(1)	$707,010
U.S. dollar-denominated senior secured term loan(1)	1,915,749
Euro-denominated senior secured term loan(1)	603,952
U.S. dollar-denominated delayed draw term loan(1)	398,003
U.S. dollar-denominated revolver loan(1)	170,000
9.875% senior notes(1)	350,000
Multi-currency denominated revolver loan(1)	15,000
Japanese revolving credit facility(2)	33,835
Debentures	11,803
Other(1)	4,500
Total long-term debt assumed	$4,209,852
___________________________________

(1)
The Company subsequently repaid these amounts in full in the third quarter of 2013. In connection with the redemption of the 9.875% senior notes, the Company recognized a loss on extinguishment of debt of $8.2 million in the third quarter of 2013.

(2)	In the fourth quarter of 2013, the Company repaid in full the amounts outstanding. In January 2014, the Company terminated this facility.

(k)	Comprises current net deferred tax assets ($77.3 million) and non-current net deferred tax liabilities ($1,464.2 million).

(l)	Includes $224.2 million related to the estimated fair value of pension and other benefits liabilities.

(m)
Represents the estimated fair value of B&L’s noncontrolling interest related primarily to Chinese joint ventures. A discounted cash flow methodology was used to determine the estimated fair values as of the acquisition date.

(n)
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
The provisional amount of goodwill has been allocated to the Company’s Developed Markets segment ($3,226.7 million) and Emerging Markets segment ($1,135.7 million).
Acquisition-Related Costs
The Company has incurred to date $14.1 million of transaction costs directly related to the B&L Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of B&L
The revenues of B&L for the period from the acquisition date to December 31, 2013 were $1,345.7 million and net loss, net of tax, was $28.1 million. The net loss, net of tax, includes the effects of the acquisition accounting adjustments and acquisition-related costs.
Other Business Combinations
Description of the Transactions

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

In the year ended December 31, 2013, the Company completed other business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $898.1 million. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $59.1 million.

•
On April 25, 2013, the Company acquired all of the outstanding shares of Obagi Medical Products, Inc. (“Obagi”) at a price of $24.00 per share in cash. The aggregate purchase price paid by the Company was approximately $437.1 million. Obagi is a specialty pharmaceutical company that develops, markets, and sells topical aesthetic and therapeutic skin-health systems with a product portfolio of dermatology brands including Obagi Nu-Derm®, Condition & Enhance®, Obagi-C® Rx, ELASTIDerm® and Obagi CLENZIDerm®.

•
On February 20, 2013, the Company acquired certain assets from Eisai Inc. (“Eisai”) relating to the U.S. rights to Targretin®, which is indicated for the treatment of Cutaneous T-Cell Lymphoma. The consideration includes up-front payments of $66.5 million and the Company may pay up to an additional $60.0 million of contingent consideration based on the occurrence of potential future events. The fair value of the contingent consideration was determined to be $50.8 million as of the acquisition date. As of December 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

•
On February 1, 2013, the Company acquired Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for a purchase price of $149.9 million, including a $20.0 million contingent refund of purchase price relating to the outcome of certain litigation involving AntiGrippin® that commenced prior to the acquisition. Subsequent to the acquisition, during the three-month period ended March 31, 2013, the litigation was resolved, and the $20.0 million was refunded back to the Company. Natur Produkt’s key brand products include AntiGrippin®, Anti-Angin®, Sage™ and Eucalyptus MA™.

•
During the year ended December 31, 2013, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. The following recognized amounts related to certain smaller acquisitions, are provisional and subject to change:

•	amounts for intangible assets, inventories and working capital adjustments pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax implications of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of December 31, 2013 (as adjusted)
Cash	$43,071	$—	$43,071
Accounts receivable(b)	64,049	1,273	65,322
Inventories	33,559	2,080	35,639
Other current assets	13,965	(5)	13,960
Property, plant and equipment	13,950	(11)	13,939
Identifiable intangible assets, excluding acquired IPR&D(c)	722,942	3,784	726,726
Acquired IPR&D(d)	18,714	237	18,951
Indemnification assets	3,201	(683)	2,518
Other non-current assets	185	3,666	3,851
Current liabilities	(36,234)	(371)	(36,605)
Short-term borrowings(e)	(33,321)	546	(32,775)
Long-term debt(e)	(24,018)	(91)	(24,109)
Deferred tax liability, net	(147,801)	(4,747)	(152,548)
Other non-current liabilities	(1,453)	—	(1,453)
Total identifiable net assets	670,809	5,678	676,487
Noncontrolling interest(f)	(11,196)	—	(11,196)
Goodwill(g)	224,291	8,549	232,840
Total fair value of consideration transferred	$883,904	$14,227	$898,131
________________________

(a)
The measurement period adjustments primarily reflect an increase in the total fair value of consideration transferred with respect to the Natur Produkt acquisition pursuant to a purchase price adjustment. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The fair value of trade accounts receivable acquired was $65.3 million, with the gross contractual amount being $68.3 million, of which the Company expects that $3.0 million will be uncollectible.

(c)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of December 31, 2013 (as adjusted)
Product brands	7	$517,232	$3,029	$520,261
Corporate brand	13	86,129	755	86,884
Patents	3	71,676	—	71,676
Royalty Agreement	5	26,466	—	26,466
Partner relationships	5	16,000	—	16,000
Technology	10	5,439	—	5,439
Total identifiable intangible assets acquired	8	$722,942	$3,784	$726,726

(d)
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

(e)
Short-term borrowings and long-term debt primarily relate to the Natur Produkt acquisition. In March 2013, the Company settled all of Natur Produkt’s outstanding third party short-term borrowings and long-term debt.

(f)	Represents the estimated fair value of noncontrolling interest related to a smaller acquisition completed in the third quarter of 2013.

(g)
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
The amount of goodwill from the Eisai acquisition has been allocated to the Company’s Developed Markets segment. The amount of goodwill from the Natur Produkt acquisition has been allocated to the Company’s Emerging Markets segment. The amount of goodwill from the Obagi acquisition has been allocated primarily to the Company’s Developed Markets segment.
Acquisition-Related Costs
The Company has incurred to date $11.3 million, in the aggregate, of transaction costs directly related to these business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Earnings
The revenues of these business combinations for the period from the respective acquisition dates to December 31, 2013 were $269.4 million, in the aggregate, and earnings, net of tax, were $39.2 million, in the aggregate. The earnings, net of tax, include the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2012 included the following:
Medicis
Description of the Transaction
On December 11, 2012, the Company acquired all of the outstanding common stock of Medicis for $44.00 per share (“Medicis Per Share Consideration”) for cash. Pursuant to the Agreement and Plan of Merger, dated September 2, 2012, among the Company, the Company’s subsidiary Valeant, Merlin Merger Sub, Inc. (“Merlin Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Valeant, and Medicis, on December 11, 2012, Merlin Merger Sub merged with and into Medicis, with Medicis continuing as the surviving entity and wholly-owned subsidiary of Valeant. At the effective time of this merger, each share of Medicis Class A common stock, par value $0.014 per share, issued and outstanding immediately prior to such effective time, was converted into the right to receive the Medicis Per Share Merger Consideration in cash, without interest. Each Medicis stock option and stock appreciation right, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the excess, if any, of the Medicis Per Share Consideration over the exercise price of such stock option or stock appreciation right, as applicable. Each Medicis restricted share, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the Medicis Per Share Consideration.
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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2013 (as adjusted)
Cash and cash equivalents	$169,583	$—	$169,583
Accounts receivable(c)	81,092	9,116	90,208
Inventories(d)	145,157	(7,635)	137,522
Short-term and long-term investments(e)	626,559	—	626,559
Income taxes receivable	40,416	—	40,416
Other current assets(f)	74,622	—	74,622
Property and equipment, net	8,239	(5,625)	2,614
Identifiable intangible assets, excluding acquired IPR&D(g)	1,390,724	(21,843)	1,368,881
Acquired IPR&D(h)	153,817	5,992	159,809
Other non-current assets	616	—	616
Current liabilities(i)	(453,909)	(12,375)	(466,284)
Long-term debt, including current portion(j)	(777,985)	—	(777,985)
Deferred income taxes, net	(205,009)	12,204	(192,805)
Other non-current liabilities	(8,841)	—	(8,841)
Total identifiable net assets	1,245,081	(20,166)	1,224,915
Goodwill(k)	1,333,798	20,166	1,353,964
Total fair value of consideration transferred	$2,578,879	$—	$2,578,879
______________________

(a)	As previously reported in the 2012 Form 10-K.

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

(f)	Includes prepaid expenses and an asset related to a supplemental executive retirement program. The supplemental executive retirement program was settled as of December 31, 2012.

(g)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2013 (as adjusted)
In-licensed products	11	$633,429	$2,283	$635,712
Product brands	8	491,627	(24,877)	466,750
Patents	5	224,985	1,148	226,133
Corporate brands	14	40,683	(397)	40,286
Total identifiable intangible assets acquired	9	$1,390,724	$(21,843)	$1,368,881

(h)
The significant components of the acquired IPR&D assets relate to the development of dermatology products, such as Luliconazole, a new imidazole, antimycotic cream for the treatment of tinea cruris, pedis and corporis, and Metronidazole 1.3%, a topical antibiotic for the treatment of bacterial vaginosis ($136.9 million, in the aggregate), and the development of aesthetics programs ($22.9 million). A New Drug Application (“NDA”) for Luliconazole was submitted to the FDA on December 11, 2012. In November 2013, the FDA approved the NDA for Luliconazole, which triggered the commencement of amortization. A multi-period excess earnings methodology (income approach) was primarily used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. Risk-adjusted discount rates of 10% - 11% were used to present value the projected cash flows. On April 30, 2013, the Company agreed to sell the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for approximately $55 million, which includes upfront and certain milestone payments, and minimum royalties for the first three years of commercialization. For further details, see note 27 titled “SUBSEQUENT EVENTS AND PENDING TRANSACTIONS”.

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
____________________________________

(1)
During the period from the acquisition date to December 31, 2013, the Company redeemed the 2.50% Contingent Convertible Senior Notes, the 1.50% Contingent Convertible Senior Notes and a portion of the 1.375% Convertible Senior Notes. For further details, see note 14 titled “LONG-TERM DEBT”.

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
OraPharma
Description of the Transaction
On June 18, 2012, the Company acquired all of the outstanding common stock and preferred stock of OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. Pursuant to the Agreement and Plan of Merger, dated June 14, 2012, by and among Valeant, Orange Acquisition, Inc. (“Orange Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Valeant, OraPharma and a representative of the shareholder of Orapharma, Orange Merger Sub merged with and into OraPharma with

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

OraPharma continuing as the surviving entity and wholly-owned subsidiary of Valeant. The Company made an up-front payment of $289.3 million, and the Company may pay a series of contingent consideration payments of up to $114.0 million based on certain milestones, including certain revenue targets. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date, for a total fair value of consideration transferred of $388.5 million. As of December 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. The Company also repaid at the closing $37.9 million of assumed debt. During the year ended December 31, 2013, the Company made contingent consideration payments of $40.0 million, in the aggregate.
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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2012 (as adjusted)(a)
Cash	$14,119	$—	$14,119
Accounts receivable(c)	10,348	—	10,348
Inventories	3,222	(685)	2,537
Other current assets	4,063	22	4,085
Property and equipment	8,181	—	8,181
Identifiable intangible assets, excluding acquired IPR&D(d)	466,408	(64,095)	402,313
Acquired IPR&D(e)	15,464	13,151	28,615
Other non-current assets	1,862	—	1,862
Current liabilities	(9,675)	(395)	(10,070)
Long-term debt, including current portion(f)	(37,868)	—	(37,868)
Deferred income taxes, net	(173,907)	18,386	(155,521)
Other non-current liabilities	(158)	—	(158)
Total identifiable net assets	302,059	(33,616)	268,443
Goodwill(g)	86,802	33,255	120,057
Total fair value of consideration transferred	$388,861	$(361)	$388,500
______________________

(a)	As previously reported in the 2012 Form 10-K. The Company has not recognized any measurement period adjustments in 2013 to the amounts previously reported in the 2012 Form 10-K.

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
The amount of goodwill has been allocated to the Company’s Developed Markets segment.
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

•
On September 24, 2012, the Company acquired certain assets from QLT Inc. and QLT Ophthalmics, Inc. (collectively, “QLT”) relating to Visudyne®, which is used to treat abnormal growth of leaky blood vessels in the eye caused by wet age-related macular degeneration. The consideration paid included up-front payments of $62.5 million for the assets related to the rights to the product in the U.S. and $50.0 million for the assets related to the rights to the product outside the U.S. The Company may pay a series of contingent payments of up to $20.0 million relating to non-U.S. royalties and development milestones for QLT’s laser program in the U.S. In addition, the Company will pay royalties on sales of potential new indications for Visudyne® in the U.S. The fair value of the contingent consideration was determined to be $7.9 million as of the acquisition date. During 2013, the assumptions used for determining the fair value of the contingent consideration have been adjusted to reflect a lower estimated probability of achieving the milestones, which resulted in a net gain of $7.5 million which was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income.

•
On May 23, 2012, the Company acquired certain assets from University Medical Pharmaceuticals Corp. (“University Medical”), a specialty pharmaceutical company located in the U.S. focused on skincare products, including the rights to University Medical’s main brand AcneFree™, a retail OTC acne treatment. The consideration includes up-front payments of $65.0 million, and the Company may pay a series of contingent consideration payments of up to $40.0 million if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $1.5 million as of the acquisition date. As of December 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

•
On May 2, 2012, the Company acquired certain assets from Atlantis Pharma (“Atlantis”), a branded generics pharmaceutical company located in Mexico, for up-front payments of $65.5 million (MXN$847.3 million), and the Company placed an additional $8.9 million (MXN$114.7 million) into an escrow account. The amounts in escrow will be paid to the sellers only if certain regulatory milestones are achieved and therefore such amounts were treated as contingent consideration. The fair value of the contingent consideration was determined to be $7.6 million as of the acquisition date. As of December 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. Since the acquisition date, certain amounts have been released from escrow to the sellers, reducing the escrow balance to $8.2 million as of December 31, 2013. The escrow balance is treated as restricted cash and is included in Prepaid expenses and other current assets and Other long-term assets, net in the Company’s consolidated balance sheets. Atlantis has a broad product portfolio, including products in gastro, analgesics and anti-inflammatory therapeutic categories.

•
On March 13, 2012, the Company acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. The Company made an up-front payment of $164.0 million (€125.0 million), and the Company may pay a series of contingent consideration payments of up to $19.7 million (€15.0 million) if certain net sales milestones are achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. As of December 31, 2013, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. During the year ended December 31, 2013, the Company made contingent consideration payments of $20.1 million (€15.0 million), in the aggregate. There are no remaining contingent consideration payments under this arrangement. As part of the transaction, the Company also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products. Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Amounts Recognized as of Acquisition Dates (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2013 (as adjusted)
Cash and cash equivalents	$7,255	$(258)	$6,997
Accounts receivable(c)	29,846	(17)	29,829
Assets held for sale(d)	15,566	—	15,566
Inventories	64,819	(8,091)	56,728
Other current assets	2,524	—	2,524
Property, plant and equipment	9,027	—	9,027
Identifiable intangible assets, excluding acquired IPR&D(e)	666,619	1,527	668,146
Acquired IPR&D	1,234	—	1,234
Indemnification assets(f)	27,901	—	27,901
Other non-current assets	21	—	21
Current liabilities	(32,146)	(350)	(32,496)
Long-term debt	(920)	—	(920)
Liability for uncertain tax position	(6,682)	6,682	—
Other non-current liabilities(f)	(28,523)	—	(28,523)
Deferred income taxes, net	(10,933)	373	(10,560)
Total identifiable net assets	745,608	(134)	745,474
Goodwill(g)	70,600	(8,587)	62,013
Total fair value of consideration transferred	$816,208	$(8,721)	$807,487
________________________

(a)	As previously reported in the 2012 Form 10-K.

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

(c)	The fair value of trade accounts receivable acquired was $29.8 million, with the gross contractual amount being $31.1 million, of which the Company expects that $1.3 million will be uncollectible.

(d)
Assets held for sale relate to a product brand acquired in the Atlantis acquisition. Subsequent to that acquisition, the plan of sale changed, and the Company no longer intends to sell the asset. Consequently, the product brand was not classified as an asset held for sale as of December 31, 2012.

(e)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2013 (as adjusted)
Product brands	10	$456,720	$(1,325)	$455,395
Corporate brands	12	31,934	3,725	35,659
Product rights	10	109,274	(873)	108,401
Royalty agreement	9	36,277	—	36,277
Partner relationships	5	32,414	—	32,414
Total identifiable intangible assets acquired	10	$666,619	$1,527	$668,146

(f)
Other non-current liabilities, and the corresponding indemnification assets, primarily relate to certain asserted and unasserted claims against Probiotica, which include potential tax-related obligations that existed at the acquisition date. The Company is indemnified by the sellers in accordance with indemnification provisions under its contractual arrangements. Indemnification assets and contingent liabilities were recorded at the same amount and classified in the same manner, as components of the purchase price, representing our best estimates of these amounts at the acquisition date, in accordance

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

with guidance for loss contingencies and uncertain tax positions. Under the Company’s contractual arrangement with Probiotica, there is no limitation on the amount or value of indemnity claims that can be made by the Company; however there is a time restriction of either two or five years, depending on the nature of the claim. Approximately $12.9 million (R$22.5 million) of the purchase price for the Probiotica transaction from the date of acquisition had been placed in escrow in accordance with the indemnification provisions, of which 50% was released to the sellers in February 2013. The Company expects the total amount of such indemnification assets to be collectible from the sellers.

(g)
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
(c) Business combinations in 2011 included the following:
iNova
Description of the Transaction
On December 21, 2011, the Company acquired iNova from Archer Capital, Ironbridge Capital and other minority management shareholders. The Company made upfront payments of $656.7 million (AUD$657.9 million) and the Company may pay a series of potential milestones of up to $59.9 million (AUD$60.0 million) based on the success of pipeline activities, product registrations and overall revenue. The fair value of the contingent consideration was determined to be $44.5 million as of the acquisition date, for a total fair value of consideration transferred of $701.2 million. For the years ended December 31, 2013 and 2012, the Company recognized a net gain of $5.5 million and $10.3 million, respectively, primarily due to changes in the estimated probability of achieving the milestones. The net gain was recognized as Acquisition-related contingent consideration in the consolidated statement of (loss) income.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Amounts Recognized as of December 31, 2012 (as adjusted)(a)
Cash and cash equivalents	$8,792
Accounts receivable(b)	30,525
Inventories	41,987
Property, plant and equipment(c)	14,508
Identifiable intangible assets(d)	421,762
Deferred income taxes, net	15,893
Current liabilities	(34,213)
Total identifiable net assets	499,254
Goodwill(e)	201,927
Total fair value of consideration transferred	$701,181
____________________________________

(a)
Includes amounts recognized as of December 31, 2011 and insignificant measurement period adjustments recorded in 2012, as previously reported in the 2012 Form 10-K. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date.

(b)	The fair value of trade accounts receivable acquired was $30.5 million, with the gross contractual amount being $31.5 million, of which the Company expects that $1.0 million will be uncollectible.

(c)
Property, plant and equipment includes a manufacturing facility, included in the Developed Markets segment, which was subsequently sold during the third quarter of 2012 for $10.2 million, which equaled its carrying amount.

(d)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of December 31, 2012 (as adjusted)
Product brands	8	$416,064
Corporate brands	4	5,698
Total identifiable intangible assets acquired	8	$421,762

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
The goodwill has been allocated to the Company’s Developed Markets segment ($119.5 million) and the Company’s Emerging Markets segment ($82.4 million).
Dermik
Description of the Transaction
On December 16, 2011, the Company acquired Dermik, a dermatological unit of Sanofi in the U.S. and Canada, as well as the worldwide rights to Sculptra® and Sculptra® Aesthetic, for a total cash purchase price of approximately $421.6 million. The acquisition includes Dermik’s inventories and manufacturing facility located in Laval, Quebec. In connection with the acquisition of Dermik, the Company was required by the Federal Trade Commission (“FTC”) to divest IDP-111, a generic version of BenzaClin®, and 5-FU, an authorized generic of Efudex®. For further details, see note 4 titled “ACQUISITIONS AND DISPOSITIONS”.

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

Amounts Recognized as of December 31, 2012 (as adjusted)(a)
Inventories	$28,568
Property, plant and equipment	39,581
Identifiable intangible assets(b)	343,649
Deferred tax liability	(1,262)
Total identifiable net assets	410,536
Goodwill(c)	11,076
Total fair value of consideration transferred	$421,612
____________________________________

(a)
Includes amounts recognized as of December 31, 2011 and insignificant measurement period adjustments recorded in 2012, as previously reported in the 2012 Form 10-K. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date.

(b)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of December 31, 2012 (as adjusted)
Product brands	9	$294,288
Product rights	5	34,084
Manufacturing agreement	5	15,277
Total identifiable intangible assets acquired	9	$343,649

(c)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The Company expects that $6.4 million of the goodwill will be deductible for tax purposes in Canada. The goodwill recorded represents primarily the value of Dermik’s assembled workforce. The goodwill has been allocated to the Company’s Developed Markets segment.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Amounts Recognized as of December 31, 2012 (as adjusted)(a)
Inventories	$6,169
Property, plant and equipment	206
Identifiable intangible assets, excluding acquired IPR&D(b)	333,599
Acquired IPR&D(c)	4,318
Deferred tax liability	(1,690)
Total identifiable net assets	342,602
Goodwill(d)	2,592
Total fair value of consideration transferred	$345,194
____________________________________

(a)
Includes amounts recognized as of December 31, 2011 and insignificant measurement period adjustments recorded in 2012, as previously reported in the 2012 Form 10-K. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date.

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

(d)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations of Ortho Dermatologics with those of the Company. The goodwill has been allocated to the Company’s Developed Markets segment.

Afexa
Description of the Transaction
On October 17, 2011, the Company acquired 73.8% (80,929,921 common shares) of the outstanding common shares of Afexa Life Sciences Inc. (“Afexa”) for cash consideration of $67.7 million. The acquisition date fair value of the 26.2% noncontrolling interest in Afexa of $23.8 million was estimated using quoted market prices on such date, for a total fair value of consideration transferred of $91.5 million. In December 2011, the Company acquired the remaining outstanding common share of Afexa. Consequently, as of December 31, 2011, the Company owned 100% of Afexa.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Amounts Recognized as of December 31, 2012 (as adjusted)(a)
Cash	$1,558
Accounts receivable(b)	7,912
Inventories	22,489
Other current assets	5,406
Property and equipment	8,766
Identifiable intangible assets(c)	74,730
Current liabilities	(18,104)
Deferred income taxes, net	(19,071)
Other non-current liabilities	(1,138)
Total identifiable net assets	82,548
Goodwill(d)	8,982
Total fair value of consideration transferred	$91,530
____________________________________

(a)
Includes amounts recognized as of December 31, 2011 and insignificant measurement period adjustments recorded in 2012, as previously reported in the 2012 Form 10-K. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date.

(b)	Both the fair value and gross contractual amount of trade accounts receivable acquired were $7.9 million, as the Company expects that the amount to be uncollectible is negligible.

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of December 31, 2012 (as adjusted)
Product brands	11	$59,344
Patented technology	7	15,386
Total identifiable intangible assets acquired	10	$74,730

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
As the Company maintained a controlling financial interest in Sanitas during the Tender Offer, the additional ownership interest of 6.4% acquired in Sanitas was accounted for as an equity transaction between owners. The noncontrolling interest in Sanitas of approximately 1.6% to be acquired through the Squeeze Out procedures was classified as a liability in the Company’s consolidated balance sheet as it was mandatorily redeemable. The outstanding balance as of December 31, 2013 was immaterial.
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

•
the value of the continuing operations of Sanitas’ existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, Sanitas’ assembled workforce).
The goodwill has been allocated to the Company’s Emerging Markets segment.
Elidel®/Xerese®
On June 29, 2011, the Company entered into a license agreement with Meda Pharma SARL (“Meda”) to acquire the exclusive rights to commercialize both Elidel® Cream and Xerese® Cream in the U.S., Canada and Mexico. In addition, the Company and Meda have the right to undertake development work in respect of Elidel® and Xerese® products. The Company made an upfront payment to Meda of $76.0 million with an obligation to pay a series of potential milestone payments of up to $16.0 million and guaranteed royalties totaling $120.0 million in the aggregate through 2011 and 2012. Thereafter, the Company will pay a double-digit royalty to Meda on net sales of Elidel®, Xerese® and Zovirax®, including additional minimum royalties of $120.0 million in the aggregate during 2013-2015. The Company acquired the U.S. and Canadian rights to non-ophthalmic topical formulations of Zovirax® from GlaxoSmithKline (“GSK”) in the first quarter of 2011 (as described in note 4).
The Elidel®/Xerese® transaction has been accounted for as a business combination under the acquisition method of accounting. The fair value of the upfront and contingent consideration, inclusive of minimum and variable royalty payments, was determined to be $437.7 million as of the acquisition date. As the majority of the contingent consideration relates to future royalty payments, the amount ultimately to be paid under this arrangement will be dependent on the future sales levels of Elidel®, Xerese®, and Zovirax®. In accordance with the acquisition method of accounting, the royalty payments associated with this transaction are treated as part of the consideration paid for the business, and therefore the Company will not recognize royalty expense in the consolidated statements of (loss) income for these products. The royalty payments are being recorded as a reduction to the acquisition-related contingent consideration liability. During the year ended December 31, 2013, 2012 and 2011, the Company made $44.5 million, $88.0 million and $28.5 million, respectively, of acquisition-related contingent consideration payments, including royalties and milestones, related to this transaction. In January 2014, the Company made additional royalty payments totaling $10.0 million.
In April 2013, Mylan Inc. launched a generic Zovirax® ointment, which was earlier than we previously anticipated. Also, in April 2013, we entered into an agreement with Actavis, Inc. (“Actavis”) to launch the authorized generic ointment for Zovirax®. Refer to note 5 titled “COLLABORATION AGREEMENTS” for further information regarding the agreement with Actavis. As a result of analysis in the third quarter of 2013 of performance trends since the generic entrant, the Company adjusted the projected revenue forecast, resulting in an acquisition-related contingent consideration net gain of $20.0 million for the year ended December 31, 2013. For the year ended December 31, 2012, the Company recognized a net loss of $6.5 million primarily driven by fair value adjustments to reflect accretion for the time value of money, partially offset by changes in the projected revenue forecast. For the year ended December 31, 2011, the Company recognized a loss of $11.2 million primarily due to accretion to reflect the time value of money. The net gain for the year ended December 31, 2013 and the net loss for the year ended December 31, 2012 and 2011 were recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The total fair value of the consideration transferred was assigned to product brands intangible assets ($406.4 million), acquired IPR&D assets ($33.5 million) and a net deferred income tax liability ($(2.2) million). The product brands intangible assets have an estimated weighted-average useful life of approximately eight years. The acquired IPR&D asset relates to the development of a Xerese® life-cycle product. The projected cash flows from the acquired IPR&D asset were adjusted for the probability of successful development and commercialization of the product. In determining the fair value of this asset, we used a risk-adjusted discount rate of 13% to present value the projected cash flows. In the fourth quarter of 2012, the Company recognized an IPR&D impairment charge of $24.7 million related to this asset due to higher projected development spend and revised timelines for potential commercialization. See note 12 titled “INTANGIBLE ASSETS AND GOODWILL” for further information regarding IPR&D asset impairments recognized in 2012.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Amounts Recognized as of December 31, 2011 (as adjusted)(a)
Cash and cash equivalents	$43,940
Accounts receivable(b)	61,629
Inventories(c)	70,319
Other current assets	14,429
Property, plant and equipment	9,737
Identifiable intangible assets(d)	209,240
Other non-current assets	3,122
Current liabilities	(46,040)
Deferred income taxes, net	(6,608)
Other non-current liabilities	(720)
Total identifiable net assets	359,048
Goodwill(e)	159,660
Total fair value of consideration transferred	$518,708
____________________________________

(a)
Includes amounts recognized as of December 31, 2011, as previously reported in the 2011 Form 10-K. The measurement period adjustments in 2011 were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date.

(b)	The fair value of trade accounts receivable acquired was $61.6 million, with the gross contractual amount being $66.8 million, of which the Company expects that $5.2 million will be uncollectible.

(c)	Includes $18.2 million to record PharmaSwiss inventory at its estimated fair value.

(d)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of December 31, 2011 (as adjusted)
Partner relationships(1)	7	$130,183
Product brands	9	79,057
Total identifiable intangible assets acquired	7	$209,240
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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 2013 and 2012, as if the 2013 acquisitions had occurred as of January 1, 2012 and the 2012 acquisitions had occurred as of January 1, 2011.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Unaudited
	2013	2012
Revenues	$7,665,850	$7,700,624
Net loss attributable to Valeant Pharmaceuticals International, Inc.	(821,147)	(709,592)
Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic and diluted	$(2.47)	$(2.14)
The decline in pro forma revenues in the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to (i) lower sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® due to generic competition and (ii) lower alliance and royalty revenue resulting from a milestone payment recognized in the second quarter of 2012 from GSK in connection with the launch of Potiga® (see note 5 titled “COLLABORATION AGREEMENTS” for further information). These declines were partially offset by growth from the remaining business.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the year ended December 31, 2013, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the year ended December 31, 2013, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2013 acquisitions and the 2012 acquisitions been completed on January 1, 2012 and January 1, 2011, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of historical intangible asset amortization expense of these acquisitions;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;

•	additional interest expense associated with the financing obtained by the Company in connection with the various acquisitions; and

•
the exclusion from pro forma earnings in the year ended December 31, 2013 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $369.9 million, in the aggregate, and the exclusion of $25.3 million of acquisition-related costs, in the aggregate, incurred primarily for these acquisitions in the year ended December 31, 2013, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	ACQUISITIONS AND DISPOSITIONS
Divestiture of certain skincare products sold in Australia
In October 2013, the Company sold certain skincare products, sold primarily in Australia, for up-front proceeds of $13.7 million, plus potential additional earn-out payments based on sales and margin performance during the twelve-month period following the sale transaction.
In connection with the sale of these products, the Company realized $13.7 million of cash proceeds in the fourth quarter of 2013. The Company recognized a loss on sale of $10.2 million in the fourth quarter of 2013, which was included in Other expense in the consolidated statements of (loss) income, since the Company will not recognize income from the potential earn-out payments until realizable. For further information regarding this transaction, see note 7 titled “FAIR VALUE MEASUREMENTS”.
Divestiture of Buphenyl®

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
Divestitures of IDP-111 and 5-FU
In connection with the acquisition of the Dermik, the Company was required by the FTC to divest IDP-111, a generic version of BenzaClin®, and 5-FU, an authorized generic of Efudex®.
In February 2012, the Company sold the IDP-111 and 5-FU products. In the fourth quarter of 2011, the Company recognized $7.9 million and $19.8 million of impairment charges related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively, to their estimated fair values, less costs to sell. In connection with the sale of the IDP-111 and 5-FU, the Company realized $66.3 million of cash proceeds in the first quarter of 2012, which resulted in a loss on sale of $2.6 million. The loss on sale was included in Other expense in the consolidated statements of (loss) income. See Reclassifications under note 2 titled “Significant Accounting Policies” for further information related to the presentation in the consolidated statements of (loss) income of the proceeds received.
Cloderm®
In March 2011, the Company out-licensed the product rights to Cloderm® Cream, 0.1%, in the U.S. to Promius Pharma LLC, an affiliate of Dr. Reddy’s Laboratories, in exchange for a $36.0 million up-front payment, which was received in early April 2011, and future royalty payments. As a result of this transaction, the Company recognized a gain on sale of $5.3 million, which was included in Other expense in the consolidated statements of (loss) income. See Reclassifications under note 2 titled “Significant Accounting Policies” for further information related to the presentation in the consolidated statements of (loss) income of the proceeds received. The Company recognizes the royalty payments as alliance revenue as they are earned.
Zovirax®
In February 2011 and March 2011, the Company acquired the U.S. and Canadian rights, respectively, to non-ophthalmic topical formulations of Zovirax® from GSK. Pursuant to the terms of the asset purchase agreements, the Company paid GSK an aggregate amount of $300.0 million in cash for both the U.S. and Canadian rights. The Company had been marketing Zovirax® in the U.S. since January 1, 2002, under a 20-year exclusive distribution agreement with GSK, which distribution agreement terminated following the closing of the U.S. transaction. The Company has entered into new supply agreements and new trademark license agreements with GSK with respect to the U.S. and Canadian territories.
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
See note 5 titled “COLLABORATION AGREEMENTS” for information regarding the agreement with Actavis to launch the authorized generic ointment for Zovirax®.

5.	COLLABORATION AGREEMENTS
License and Collaboration Agreement with Living Proof, Inc.
On December 20, 2013, the Company entered into a license and collaboration agreement with Living Proof, Inc. (“Living Proof”), whereby Living Proof licensed to the Company worldwide rights to commercialize, in specific fields, Neotensil™, a topical aesthetic product which reduces the appearance of under-eye bags based on the Living Proof’s Strateris Platform Technology. The agreement also involves a profit sharing arrangement and the potential development and commercialization of new products. Under the terms of the agreement, the Company made an up-front payment of $15.0 million to Living Proof in the fourth quarter of 2013, and may be required to make potential sales-based milestone payments over time up to $62.5 million, in the aggregate.
License Agreement with SMG Pharmaceuticals, LLC

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

On October 29, 2013, the Company entered into a license agreement with SMG Pharmaceuticals, LLC (“SMG”) whereby SMG licensed to the Company rights to commercialize, in the U.S., Bensal HP®, a topical medication to treat skin irritations and infection. The license includes the fields of dermatology, podiatry, dentistry, plastic surgery, and eye health professionals. Under the terms of the agreement, the Company made an up-front payment of $5.0 million to SMG in the fourth quarter of 2013, and may be required to make potential sales-based milestone payments over time up to $80.0 million, in the aggregate, as well as royalties on future sales.
Collaboration Agreements Assumed in Connection with the B&L Acquisition
In connection with the B&L Acquisition in August 2013, the Company assumed several research and development licensing and collaboration agreements, including, among others, the arrangements described below. As part of the Company’s integration efforts, these agreements will be evaluated, which could result in future contract termination costs incurred by the Company.
Worldwide Licensing Agreement for Latanoprostene Bunod
In March 2010, B&L entered into a development and licensing agreement with NicOx, which granted B&L exclusive worldwide rights to develop and commercialize, for certain indications, products containing latanoprostene bunod, a nitric oxide donating compound for the treatment of glaucoma and ocular hypertension. In January 2013, B&L initiated a global phase 3 development program for latanoprostene bunod. Under the terms of the agreement, the Company may be required to make potential regulatory, commercialization and sales success-based milestones payments over time up to $162.5 million, in the aggregate. In addition, NicOx will receive royalties on sales of latanoprostene bunod products and will have the option to co-promote latanoprostene bunod products in the U.S.
Development Collaboration and Exclusive Option Agreement with Mimetogen
In July 2013, B&L entered into a Development Collaboration and Exclusive Option Agreement (the “Agreement”) with Mimetogen Pharmaceuticals Inc. (“Mimetogen”), whereby Mimetogen granted B&L an exclusive option to obtain a worldwide exclusive license to the MIM-D3 compound for development and commercialization of products for the treatment and/or prevention of ocular conditions, disorders and/or diseases. Under the terms of the Agreement, depending on the results of clinical trials, the Company will have either the right or the obligation to exercise the option, which would trigger an initial license fee payment by the Company to Mimetogen of up to $95.0 million, plus additional potential regulatory, commercialization and sales-based milestones of up to $345.0 million and royalty payments on the future sales under the license agreement.
Zovirax Authorized Generic Agreement and Co-Promotion Agreements
On April 4, 2013, the Company entered into an agreement with Actavis for Actavis to be the exclusive marketer and distributor of an authorized generic of the Company’s Zovirax® ointment product (the “Zovirax® ointment agreement”). In addition, on April 4, 2013, the Company granted Actavis the exclusive right to co-promote Zovirax® cream to obstetricians and gynecologists in the U.S., and Actavis granted the Company the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape product in the U.S. Under the terms of the exclusive Zovirax® ointment agreement, the Company is supplying Actavis with a generic version of the Company’s Zovirax® ointment product and Actavis is marketing and distributing the product in the U.S. and the Company receives a share of the economics. Under the terms of the agreement related to the co-promotion of Zovirax® cream, Actavis is utilizing its existing Specialty Brands sales and marketing structure to promote the product and receives a co-promotion fee from sales generated by prescriptions written by its targeted physician group. Under the terms of the Cordran® Tape co-promotion agreement, the Company is utilizing its existing dermatology sales and marketing structure to promote the product, and receives a co-promotion fee on sales.
Bristol-Myers Collaboration and Option Agreements
On October 1, 2012, the Company entered into collaboration and option agreements with Bristol-Myers Squibb Company (“Bristol-Myers”) whereby Bristol-Myers granted the Company additional rights for approximately two years in several European countries to promote, market and sell a variety of products, including Monopril®, Cefzil®, Duracef® and Megace®. Prior to these agreements, the Company was selling many of these products in other territories. The collaboration agreement expires January 1, 2015, at which time the Company may exercise an option to acquire all rights, and associated intellectual property, to the products in both the previous and new territories. As consideration for the rights under the collaboration and option agreements, including a reduced supply price on the products sold by the Company prior to these agreements and the purchase of inventory on hand, the Company made payments to Bristol-Myers in the fourth quarter of 2012 totaling $83.3

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

million. If the Company elects to exercise the option to acquire the incremental rights described above, the Company will make an additional payment to Bristol-Myers in an amount to be determined based on net sales performance of the products. The majority of the $83.3 million in payments was allocated, based on relative fair values, to the value of the option, which is included in other long-term assets on the Consolidated Balance Sheets. The remaining portion was allocated to intangible assets, other current assets, and inventory.
Development and License Agreement with a specialty pharmaceutical company
On March 30, 2012, Medicis entered into a Development and License Agreement with a specialty pharmaceutical company pursuant to which Medicis obtained exclusive worldwide rights for the development and commercialization of an investigational drug targeted at certain topical skin applications. Under the terms of the agreement, the Company may pay up to $80.0 million upon the achievement of certain research, development and regulatory milestones and up to $120.0 million upon the achievement of certain sales-based milestones, as well as royalties on future sales.
GSK License and Collaboration Agreement
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
Valeant agreed to share equally with GSK the development and pre-commercialization expenses of ezogabine/retigabine in the U.S., Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”). Following the launch of an ezogabine/retigabine product, the Company will share equally in the profits of ezogabine/retigabine in the Collaboration Territory. In addition, Valeant granted GSK an exclusive license to develop and commercialize retigabine in countries outside of the Collaboration Territory and certain backup compounds to ezogabine/retigabine worldwide. GSK is responsible for all expenses outside of the Collaboration Territory and will solely fund the development of any backup compound. The Company receives up to a 20% royalty on net sales of retigabine outside of the Collaboration Territory. In addition, if backup compounds are developed and commercialized by GSK, GSK will pay the Company royalties of up to 20% of net sales of products based upon such backup compounds.
In connection with the first sale of Potiga® in the U.S. (which occurred in April 2012), GSK paid the Company a $45.0 million milestone payment, and the Company will share up to 50% of the net profits from the sale of Potiga®. In addition, in connection with the first sale of Trobalt® by GSK in the European Union (which occurred in May 2011), GSK paid the Company a $40.0 million milestone payment and pays up to a 20% royalty on net sales of the product. As substantive uncertainty existed at the inception of the Collaboration Agreement as to whether the milestones would be achieved because of the uncertainty involved with obtaining regulatory approval, no amounts were previously recognized for these potential milestone payments. The milestone payments (1) relate solely to past performance of the Company, (2) are reasonable relative to the other deliverables and payment terms within the Collaboration Agreement, and (3) are commensurate with the Company’s efforts in collaboration with GSK to achieve the milestone events and the increase in value of ezogabine/retigabine. Accordingly, the milestones are considered substantive, and the milestone payments are being recognized by the Company as alliance and royalty revenue upon achievement. In the second quarter of 2012 and 2011, the Company recorded $45.0 million and $40.0 million of milestone payments from GSK in connection with the launches of Potiga® and Trobalt®, respectively.
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
In the third quarter of 2013, the Company recognized an impairment charge of $551.6 million related to ezogabine/retigabine (immediate-release formulation) and fully impaired an IPR&D asset relating to a modified-release formulation of ezogabine/retigabine, which resulted in a charge of $93.8 million. For further information regarding asset impairment charges related to ezogabine/retigabine, see note 7 titled “FAIR VALUE MEASUREMENTS”.

6.	RESTRUCTURING, INTEGRATION AND OTHER CHARGES

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

In connection with the B&L and Medicis acquisitions as well as the Company’s (then named Biovail Corporation (“Biovail”)) acquisition of Valeant on September 28, 2010 (the “Merger”) and other smaller acquisitions, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

•	workforce reductions across the Company and other organizational changes;

•	closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

•	leveraging research and development spend; and

•	procurement savings.
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs that are approximately half of the estimated annual synergies of greater than $850 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2014. Since the acquisition date, total costs of $364.2 million (including (i) $181.3 million of restructuring expenses, (ii) $14.1 million of acquisition-related costs, and (iii) $168.8 million of integration expenses) have been incurred through December 31, 2013. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 2,500 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include charges of $48.5 million and $4.3 million recognized and paid in the third quarter of 2013 related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition, respectively.
The following table summarizes the major components of restructuring costs incurred in connection with B&L Acquisition-related initiatives through December 31, 2013:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2013	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	155,734	52,798	—	25,528	234,060
Cash payments	(77,774)	(52,798)	—	(7,760)	(138,332)
Non-cash adjustments	11,366	—	—	(6,791)	4,575
Balance, December 31, 2013	$89,326	$—	$—	$10,977	$100,303
___________________________________

(1)	Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition.
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimated that it will incur total costs of less than $250 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, certain costs may still be incurred in 2014. Since the acquisition date, total costs of $181.3 million (including (i) $109.2 million of restructuring expenses, (ii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. on sales of Sculptra®, and (iii) $39.9 million of integration expenses) have been incurred through December 31, 2013. The estimated costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been terminated as a result of the Medicis Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
The following table summarizes the major components of restructuring costs incurred in connection with Medicis Acquisition-related initiatives through December 31, 2013:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2012	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	85,253	77,329	—	370	162,952
Cash payments	(77,975)	(77,329)	—	(5)	(155,309)
Non-cash adjustments	4,073	—	—	(162)	3,911
Balance, December 31, 2012	11,351	—	—	203	11,554
Costs incurred and/or charged to expense	20,039	—	—	3,550	23,589
Cash payments	(31,409)	—	—	(3,575)	(34,984)
Non-cash adjustments	275	—	—	(178)	97
Balance, December 31, 2013	$256	$—	$—	$—	$256
____________________________________

(1)	Relates to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
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
The following table summarizes the major components of costs incurred in connection with Merger-related initiatives through December 31, 2012:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs

	Severance and Related Benefits	Share-Based Compensation			Total
Balance, January 1, 2010	$—	$—	$—	$—	$—
Costs incurred and charged to expense	58,727	49,482	13,750	12,862	134,821
Cash payments	(33,938)	—	(13,750)	(8,755)	(56,443)
Non-cash adjustments	—	(49,482)	—	(2,437)	(51,919)
Balance, December 31, 2010	24,789	—	—	1,670	26,459
Costs incurred and charged to expense	14,548	3,455	—	28,938	46,941
Cash payments	(38,168)	(2,033)	—	(15,381)	(55,582)
Non-cash adjustments	989	(741)	—	(4,913)	(4,665)
Balance, December 31, 2011	2,158	681	—	10,314	13,153
Costs incurred and charged to expense	1,654	—	—	12,769	14,423
Cash payments	(3,873)	—	—	(22,767)	(26,640)
Non-cash adjustments	268	(681)	—	227	(186)
Balance, December 31, 2012(1)	$207	$—	$—	$543	$750

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

____________________________________

(1)	The outstanding restructuring costs as of December 31, 2012 were paid in 2013. The Company has not recognized any restructuring charges in 2013 with respect to the Merger.
With respect to the Merger, facility closure costs included in the table above included charges of $10.2 million and $9.8 million for the years ended December 31, 2012 and December 31, 2011, respectively, for the remaining operating lease obligations related to the Company’s vacated Mississauga, Ontario corporate office facility.
As described in note 26, restructuring costs are not recorded in the Company’s reportable segments.
Other Restructuring and Integration-Related Costs
In the year ended December 31, 2013, in addition to restructuring costs associated with the Company’s B&L and Medicis Acquisition-related initiatives shown in the tables above, the Company incurred an additional $257.1 million of other restructuring, integration-related and other costs including (i) $190.1 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $39.1 million of facility closure costs, (iii) $15.1 million of severance costs and (iv) $12.8 million of other costs, including non-personnel manufacturing integration costs. These costs primarily related to (i) B&L and Medicis integration costs, as well as integration and restructuring costs for other smaller acquisitions, (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities, and (iii) systems integration initiatives. The Company made payments of $296.8 million during the year ended December 31, 2013 (in addition to the$138.3 million and $35.0 million of payments related to B&L and Medicis restructuring, respectively, shown in the tables above).
In the year ended December 31, 2012, in addition to restructuring costs associated with the Company’s Medicis Acquisition-related and Merger-related initiatives shown in the tables above, the Company incurred an additional $167.0 million of other restructuring, integration-related and other costs, in the aggregate, including (i) $73.5 million of integration consulting, duplicate labor, transition service, and other, (ii) $57.6 million of severance costs, (iii) $18.3 million of other costs, including non-personnel manufacturing integration costs and (iv) $17.6 million of facility closure costs. The Company also made payments of $147.5 million during the year ended December 31, 2012 (in addition to the $155.3 million and $26.6 million of payments related to Medicis and Merger restructuring, respectively, shown in the tables above). In the year ended December 31, 2011, in addition to restructuring costs associated with the Company’s Merger-related initiatives shown in the table above, the Company incurred $50.8 million of integration-related costs, of which $37.5 million had been paid as of December 31, 2011 (in addition to the $55.6 million of payments related to the Merger restructuring, shown in the table above). The costs in 2012 and 2011 were primarily related to the acquisitions of Medicis, Dermik, iNova, Sanitas, OraPharma, Ortho Dermatologics, Afexa, PharmaSwiss, and a U.S. restructuring in 2012 focused primarily on a reduction in the prescription dermatology field force, the global consolidation of the Company’s manufacturing facilities, and systems integration initiatives.

7.	FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of December 31, 2013 and 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013				2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$171,339	$171,339	$—	$—	$306,604	$306,604	$—	$—
Available-for-sale equity securities	—	—	—	—	4,410	4,410	—	—
Available-for-sale debt securities:
Auction rate floating securities	—	—	—	—	7,167	—	—	7,167
Total financial assets	$171,339	$171,339	$—	$—	$318,181	$311,014	$—	$7,167
Cash equivalents	$171,339	$171,339	$—	$—	$306,604	$306,604	$—	$—
Marketable securities	—	—	—	—	11,577	4,410	—	7,167
Total financial assets	$171,339	$171,339	$—	$—	$318,181	$311,014	$—	$7,167
Liabilities:
Acquisition-related contingent consideration	$(355,765)	$—	$—	$(355,765)	$(455,082)	$—	$—	$(455,082)
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013	2012
Balance, beginning of year	$(455,082)	$(420,084)
Total unrealized gains:
Included in net (loss) income:
Arising during the year(1)	29,259	5,266
Reclassification from other comprehensive income (loss)	—	—
Included in other comprehensive income (loss):
Arising during the year	4,938	(784)
Acquisition-related contingent consideration:
Issuances(2)	(76,064)	(145,728)
Payments(3)	141,184	106,248
Balance, end of year	$(355,765)	$(455,082)
____________________________________

(1)
For the year ended December 31, 2013, a net gain of $29.3 million was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income. The acquisition-related contingent consideration net gain was primarily driven by a net gain related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”). In April 2013, Mylan Inc. launched a generic Zovirax® ointment, which was earlier than we previously anticipated. Also, in April 2013, we entered into an agreement with Actavis to launch the authorized generic ointment for Zovirax®. Refer to note 5 titled “COLLABORATION AGREEMENTS” for further information regarding the agreement with Actavis. As a result of analysis in the third quarter of 2013 of performance trends since the generic entrant, the Company adjusted the projected revenue forecast, resulting in an acquisition-related contingent consideration net gain of $20.0 million in the year ended December 31, 2013. Also contributing to the acquisition-related contingent consideration net gain was a net gain of $6.9 million which resulted from the termination, in the third quarter of 2013, of the A007 (Lacrisert®) development program acquired by Valeant as part of Aton Pharma, Inc. (“Aton”) acquisition in May 2010, which impacted the probability associated with potential milestone payments. The termination of this program also resulted in an IPR&D impairment charge in the third quarter of 2013, as described in note 12 titled “INTANGIBLE ASSETS AND GOODWILL”.

For the year ended December 31, 2012, a net gain of $5.3 million was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income. The Acquisition-related contingent consideration net gain was primarily driven by (i) a net gain of $10.3 million related to the iNova acquisition, primarily due to changes in the estimated probability of achieving the milestones, partially offset by (ii) a net loss of $6.5 million related to the Elidel®/Xerese®/Zovirax® agreement, primarily driven by fair value adjustments to reflect accretion for the time value of money, partially offset by changes in the projected revenue forecast.

(2)
Relates to the 2013 acquisitions, primarily the Eisai acquisition and other smaller acquisitions, and the 2012 acquisitions, primarily the OraPharma, Gerot Lannach, QLT, and Atlantis acquisitions, as described in note 3 titled “BUSINESS COMBINATIONS”.

(3)
Relates primarily to payments of acquisition-related contingent consideration related to the Elidel®/Xerese®/Zovirax® agreement and the OraPharma and the Gerot Lannach acquisitions. See note 3 titled “BUSINESS COMBINATIONS”.

During the year ended December 31, 2013, the Company sold its entire investment in auction rate floating securities assumed in connection with the Medicis Acquisition in December 2012 (as described in note 3) and realized a gain of $1.9 million.
As of December 31, 2012, the Company also held investments in auction rate floating securities assumed in connection with the Medicis Acquisition, which were classified as available-for-sale securities and reflected at fair value (Level 3).
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2013, the Company’s assets measured at fair value on a non-recurring basis subsequent to initial recognition included:
(i) an intangible asset within the Company’s Developed Markets segment, related to ezogabine/retigabine (immediate-release formulation) which is co-developed and marketed under a collaboration agreement with GSK. The Company recognized an impairment charge of $551.6 million in the third quarter of 2013 in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income. In addition, the Company fully impaired an IPR&D asset, within the Company’s Developed Markets segment, relating to a modified-release formulation of ezogabine/retigabine, which resulted in a charge of $93.8 million. The $93.8 million write-off was recognized in the third quarter of 2013 in In-process research and development impairments and other charges in the consolidated statements of (loss) income. These impairment charges were driven by analysis of expected future cash flows based on the communication received from the FDA in September 2013 regarding labeling changes and a required modification of the approved risk evaluation and mitigation strategy (REMS), which includes restrictions on distribution and additional patient monitoring. Further, as a result of this feedback received from the FDA, GSK decided that all sales force promotion for the product will be eliminated in the United States, and they

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

will not launch the product in certain other planned territories. Per the terms of the collaboration agreement, GSK controls all sales force promotion for the product.  Such changes are expected to have a significant impact on future cash flows of ezogabine/retigabine. The adjusted carrying amount of the ezogabine/retigabine (immediate-release formulation) of $45.1 million was equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs. As a result of the events noted above, the Company believes that the value of the modified-release formulation of ezogabine/retigabine to a market participant would be zero.
(ii) assets held for sale within the Company’s Developed Markets segment, related to certain suncare and skincare brands, including inventory on hand, sold primarily in Australia. The Company recognized additional impairment charges of $31.5 million in 2013 for these brands in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income. The additional impairment charges, which were recognized primarily in the first quarter, were driven by assessment of offers received and analysis of updated market data. During the fourth quarter of 2013, the Company sold the skincare brands that were classified as held for sale (see note 4 titled “ACQUISITIONS AND DISPOSITIONS” for further information). With respect to the remaining suncare brands, the plan of sale changed in the fourth quarter of 2013, and the Company no longer intends to sell these assets. Consequently, the carrying amount of $5.6 million, in the aggregate, for the remaining brands, is no longer classified as held for sale as of December 31, 2013; and
(iii) an intangible asset within the Company’s Developed Markets segment, related to Cortaid®, a dermatological product sold in the U.S. The Company recognized an impairment charge of $5.7 million in 2013 for this brand in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income. The impairment charge was driven by discontinuations of the product by certain retailers. The adjusted carrying amount of $1.0 million for this asset was equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs.
As of December 31, 2012, the Company’s assets measured at fair value on a non-recurring basis subsequent to initial recognition included:
(i) an IPR&D asset related to a Xerese® life-cycle product. The Company recognized an impairment charge in 2012 of $24.7 million in In-process research and development impairments and other charges related to this asset due to higher projected development spend and revised timelines for potential commercialization. The adjusted carrying amount of $8.8 million as of December 31, 2012 for this asset was equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs;
(ii) intangible assets related to certain suncare and skincare brands sold primarily in Australia, which are classified as held for sale on the consolidated balance sheet. The Company recognized impairment charges in 2012 of $31.3 million for these brands in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income. These charges included an allocation of goodwill of $12.8 million based on the relative fair value of these brands as compared to the total fair value of the Australia reporting unit. The adjusted carrying amount of $60.5 million for these assets as of December 31, 2012, in the aggregate, was equal to their estimated fair values less costs to sell, which was determined using discounted cash flows and represents Level 3 inputs; and
(iii) intangible asset related to the Dermaglow® product classified as held for sale on the consolidated balance sheet. The Company recognized impairment charges in 2012 of $18.7 million for the Dermaglow® product in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income. The adjusted carrying amount of $2.2 million for this asset as of December 31, 2012 was equal to its estimated fair value less costs to sell, which was determined using discounted cash flows and represents Level 3 inputs.
For further information regarding asset impairment charges, see note 12 titled “INTANGIBLE ASSETS AND GOODWILL”.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table summarizes the estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash equivalents	$171,339	$171,339	$306,604	$306,604
Marketable securities(1)	—	—	11,577	11,577
Long-term debt (as described in note 14)(2)	(17,367,702)	(18,375,289)	(11,015,625)	(11,691,338)
____________________________________

(1)	Marketable securities are classified within Prepaid expenses and other current assets and Other long-term assets, net in the consolidated balance sheets.

(2)	Fair value measurement of long-term debt was estimated using the quoted market prices for the Company’s debt issuances.
The following table summarizes the Company’s marketable securities by major security type as of December 31, 2013 and 2012:

	2013				2012
	Cost Basis	Fair Value	Gross Unrealized		Cost Basis	Fair Value	Gross Unrealized
			Gains	Losses			Gains	Losses
Auction rate floating securities	$—	$—	$—	$—	$7,166	$7,167	$1	$—
Equity securities	—	—	—	—	4,031	4,410	379	—
	$—	$—	$—	$—	$11,197	$11,577	$380	$—
Gross gains and losses realized on the sale of marketable debt securities were not material in the years ended December 31, 2013, 2012 or 2011.

9.	ACCOUNTS RECEIVABLE
The components of accounts receivable as of December 31, 2013 and 2012 were as follows:

	2013	2012
Trade	$1,704,015	$781,954
Less allowance for doubtful accounts	(27,676)	(12,485)
	1,676,339	769,469
Royalties	21,145	15,606
Other	117,285	128,760
	$1,814,769	$913,835
The increase in accounts receivable primarily reflects acquisitions during 2013, including the addition of B&L’s, Natur Produkt’s and Obagi’s revenues in 2013, as well as revenue growth from the existing business.

10.	INVENTORIES
The components of inventories as of December 31, 2013 and 2012 were as follows:

	2013	2012
Raw materials	$221,762	$120,885
Work in process	104,744	60,384
Finished goods	656,305	406,018
	982,811	587,287
Less allowance for obsolescence	(99,845)	(56,031)
	$882,966	$531,256

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

In the year ended December 31, 2013, the increase in inventories was primarily driven by (i) the 2013 acquisitions of businesses, primarily from the $652.1 million of inventory acquired in the B&L Acquisition, and (ii) investments in inventory to support growth of the business, partially offset by $372.5 million of acquisition related adjustments included in cost of goods sold, primarily related to B&L and Medicis inventories that were sold in the year ended December 31, 2013.
For further details regarding the 2013 acquisitions, see note 3 titled “BUSINESS COMBINATIONS”.

11.	PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2013 and 2012 were as follows:

	2013	2012
Land	$76,940	$42,920
Buildings	607,056	220,039
Machinery and equipment	1,062,746	262,226
Other equipment and leasehold improvements	108,227	55,207
Equipment on operating lease	28,566	—
Construction in progress	189,543	55,840
	2,073,078	636,232
Less accumulated depreciation	(838,842)	(173,508)
	$1,234,236	$462,724
The increase in the gross carrying value primarily reflects the acquisition of B&L’s property, plant and equipment, which were recorded at fair value (as described in note 3 titled “BUSINESS COMBINATIONS”).
Depreciation expense amounted to $113.8 million, $54.8 million, and $45.6 million in the years ended December 31, 2013, 2012 and 2011, respectively.

12.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2013 and 2012 were as follows:

	Weighted- Average Useful Lives (Years)	2013			2012
		Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	9	$10,554,160	$(2,729,118)	$7,825,042	$7,968,318	$(1,345,367)	$6,622,951
Corporate brands	15	365,617	(44,372)	321,245	284,287	(25,336)	258,951
Product rights	8	3,020,996	(876,877)	2,144,119	2,110,350	(525,186)	1,585,164
Partner relationships	4	194,035	(83,221)	110,814	187,012	(44,230)	142,782
Out-licensed technology and other	6	263,911	(93,820)	170,091	209,452	(57,507)	151,945
Total finite-lived intangible assets(1)	9	14,398,719	(3,827,408)	10,571,311	10,759,419	(1,997,626)	8,761,793
Indefinite-lived intangible assets:
Acquired IPR&D(2)	NA	579,311	—	579,311	546,876	—	546,876
Corporate brand(3)	NA	1,697,538	—	1,697,538	—	—	—
		$16,675,568	$(3,827,408)	$12,848,160	$11,306,295	$(1,997,626)	$9,308,669
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
In the first quarter of 2013, the Company recognized a write-off of $22.2 million related to Opana®, a pain relief medication approved in Canada (included in the Company’s Developed Markets segment), due to production issues arising in the first quarter of 2013. These production issues resulted in higher spending projections and delayed commercialization timelines which, in turn, triggered the Company’s decision to suspend its launch plans. The Company does not believe this program has value to a market participant.
These impairment charges were recognized in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income.

(2)
In the fourth quarter of 2013, the Company wrote-off (i) an IPR&D asset of $14.4 million related to the termination of the Mapracorat development program (included in both the Emerging Markets and Developed Markets segments), acquired by the Company as part of B&L Acquisition, resulting from analysis of Phase 3 study results and (ii) an IPR&D asset of $8.8 million related to a Xerese® life-cycle product (Developed Markets segment) due to assessment of market data and evaluation of development risk. The Company does not believe these programs have value to a market participant.

In the third quarter of 2013, the Company wrote off an IPR&D asset of $93.8 million relating to a modified-release formulation of ezogabine/retigabine. For further information regarding this write-off, see note 7 titled “FAIR VALUE MEASUREMENTS”.
In addition, in the third quarter of 2013, the Company wrote-off IPR&D assets of $27.3 million, in the aggregate, due to the write-off of IPR&D assets acquired by Valeant as part of Aton acquisition in May 2010, mainly related to the termination of the A007 (Lacrisert®) development program (Developed Markets segment) in the third quarter of 2013. The Company does not believe these programs have value to a market participant.
In the fourth quarter of 2012, the Company recognized an IPR&D impairment charge of $24.7 million related to a Xerese® life-cycle product (Developed Markets segment) due to higher projected development spend and revised timelines for potential commercialization. In the third quarter of 2012, the Company wrote off an IPR&D asset of $133.4 million, relating to the IDP-107 program (Developed Markets segment), which was acquired in September 2010 as part of the Merger. Through discussion with various internal and external Key Opinion Leaders, the Company completed its analysis of the Phase 2 study results for IDP-107 during the third quarter of 2012. This led to the Company’s decision in the third quarter of 2012 to terminate the program and fully impair the asset. As attempts to identify a partner for the program were not successful, the Company continues to not believe the program has value to a market participant. In addition, in the second quarter of 2012, the Company wrote off $4.3 million relating to the termination of the MC5 program (Developed Markets segment) acquired as part of the Ortho Dermatologics acquisition in 2011 described in note 3.
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
The increase in intangible assets, net in 2013 primarily reflects the acquisition of the B&L, Obagi, Eisai and Natur Produkt identifiable intangible assets (as described in note 3) partially offset by amortization, the intangible impairments described above and the negative impact of foreign currency exchange.
For the years ended December 31, 2013, 2012 and 2011, amortization and impairments of finite-lived intangible assets were recorded as follows:

	2013	2012	2011
Alliance and royalty revenue	$—	$—	$1,072
Cost of goods sold	—	2,557	8,103
Amortization and impairments of finite-lived intangible assets	1,901,977	928,885	557,814
	$1,901,977	$931,442	$566,989
Amortization and impairments of finite-lived intangible assets for the year ended December 31, 2013 includes the $551.6 million impairment charge related to ezogabine/retigabine (described above), the $31.5 million of impairment charges related to suncare and skincare brands sold primarily in Australia (see note 7 titled “FAIR VALUE MEASUREMENTS” for additional information), the $22.2 million Opana® write-off (described above), $38.0 million of write-offs, in the aggregate, primarily

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

related to the discontinuation of certain products in the Brazilian, Canadian, and Polish markets, and the $10.0 million write-off related to certain OTC skincare products in the U.S. (described above).
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2014	2015	2016	2017	2018
Amortization expense(1)	$1,406,660	$1,368,548	$1,278,275	$1,213,345	$1,088,496
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any.
Goodwill
The changes in the carrying amount of goodwill for years ended December 31, 2013 and 2012 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, December 31, 2011(1)	$2,530,976	$1,050,536	$3,581,512
Additions(2)	1,466,684	49,908	1,516,592
Adjustments(3)	(14,631)	—	(14,631)
Foreign exchange and other(4)	9,959	47,934	57,893
Balance, December 31, 2012(1)	3,992,988	1,148,378	5,141,366
Additions(5)	3,395,656	1,199,528	4,595,184
Adjustments(6)	28,468	(316)	28,152
Foreign exchange and other	11,627	(24,229)	(12,602)
Balance, December 31, 2013	$7,428,739	$2,323,361	$9,752,100
____________________________________

(1)
Effective in the first quarter of 2013, the Company has two reportable segments: Developed Markets and Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. For further details, see note 26 titled “SEGMENT INFORMATION”.

(2)	Primarily relates to the Medicis, OraPharma, Probiotica and Gerot Lannach acquisitions (as described in note 3).

(3)	Primarily reflects the impact of measurement period adjustments related to the iNova, Dermik and Afexa acquisitions (as described in note 3).

(4)
Includes an impairment charge of $12.8 million related to the allocation of goodwill to the carrying amounts of certain suncare and skincare brands primarily sold in Australia, which were classified as held for sale as of December 31, 2012. Refer to note 7 titled “FAIR VALUE MEASUREMENTS”, for additional details regarding these impairment charges.

(5)	Primarily relates to the B&L, Obagi and Natur Produkt acquisitions (as described in note 3).

(6)	Primarily reflects the impact of measurement period adjustments related to the Medicis acquisition (as described in note 3).
As described in note 3, the allocation of the goodwill balance associated with the B&L Acquisition is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

13.	ACCRUED AND OTHER CURRENT LIABILITIES
The major components of accrued and other current liabilities as of December 31, 2013 and 2012 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013	2012
Product returns	$225,457	$171,099
Product rebates	566,655	369,339
Interest	227,423	131,462
Employee costs	201,223	69,345
Professional fees	46,271	29,950
Restructuring, integration and other costs (as described in note 6)	111,972	32,798
Royalties	37,590	24,523
Legal settlements and related fees (as described in note 24)	55,925	16,279
Liabilities for uncertain tax positions	8,667	14,395
Value added tax	25,872	12,892
Short-term borrowings	12,081	10,548
Deferred income	19,487	7,032
Income taxes payable	39,097	19,910
Capital expenditures	27,197	959
Advertising	8,507	11,432
Other	186,769	86,261
	$1,800,193	$1,008,224
The increase in accruals for capital expenditures is driven by the B&L business, which the Company acquired in August 2013.

14.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of December 31, 2013 and 2012, respectively, is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Maturity Date	2013	2012
Revolving Credit Facility(1)	April 2018	$—	$—
Series A-1 Tranche A Term Loan Facility, net of unamortized debt discount (2013 — $3,635; 2012 — $30,288)(1)	April 2016	258,985	2,083,462
Series A-2 Tranche A Term Loan Facility, net of unamortized debt discount of $6,205(1)	April 2016	228,145	—
Series A-3 Tranche A Term Loan Facility, net of unamortized debt discount of $35,412 (1)	October 2018	1,935,713	—
Series D-2 Tranche B Term Loan Facility, net of unamortized debt discount of (2013 — $27,046; 2012 — $24,833)(1)	February 2019	1,256,704	1,275,167
Series C-2 Tranche B Term Loan Facility, net of unamortized debt discount of (2013 — $20,692; 2012 — $26,012)(1)	December 2019	966,808	973,988
Series E Tranche B Term Loan Facility, net of unamortized debt discount of $85,493(1)	August 2020	3,090,506	—
Senior Notes:
6.50%	July 2016	—	915,500
6.75%, net of unamortized debt discount (2013 — $1,338; 2012 — $1,695)	October 2017	498,662	498,305
6.875%, net of unamortized debt discount (2013 — $4,402; 2012 — $5,303)	December 2018	940,178	939,277
7.00%, net of unamortized debt discount (2013 — $2,909; 2012 — $3,340)	October 2020	687,091	686,660
6.75%	August 2021	650,000	650,000
7.25%, net of unamortized debt discount (2013 — $7,756; 2012 — $8,665)	July 2022	542,244	541,335
6.375%, net of unamortized discount (2013 — $28,609; 2012 — $25,480)	October 2020	2,221,391	1,724,520
6.375%, net of unamortized discount (2012 — $7,280)	October 2020	—	492,720
6.75%, net of unamortized discount (2013 — $18,153)	August 2018	1,581,847	—
7.50%, net of unamortized discount (2013 — $19,121)	July 2021	1,605,879	—
5.625%, net of unamortized discount (2013 — $8,463)	December 2021	891,537	—
Medicis Convertible Notes(2)	Various	209	233,793
Other(3)	Various	11,803	898
		17,367,702	11,015,625
Less current portion		(204,756)	(480,182)
Total long-term debt		$17,162,946	$10,535,443
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”).

(2)	Represents obligations assumed from Medicis.

(3)	Relates to the obligations assumed from B&L (discussed below).
The Company’s Senior Secured Credit Facilities and indentures related to its senior notes contain customary covenants, including, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates.
The Company’s Senior Secured Credit Facilities also contain specified financial covenants (consisting of a secured leverage ratio and an interest coverage ratio), various customary affirmative covenants and specified events of default. The Company’s indentures also contain certain customary affirmative covenants and specified events of default.
The total fair value of the Company’s long-term debt, with carrying values of $17.4 billion and $11.0 billion at December 31, 2013 and 2012, was $18.4 billion and $11.7 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the Company’s debt issuances.
Aggregate maturities of our long-term debt for each of the five succeeding years ending December 31 and thereafter are as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

2014	$204,756
2015	372,534
2016	744,814
2017	954,215
2018	3,497,814
Thereafter	11,862,803
Total gross maturities	17,636,936
Unamortized discounts	(269,234)
Total long-term debt	$17,367,702
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Credit Agreement with a syndicate of financial institutions and investors. Between February 13, 2012 and December 31, 2012, the Company and certain of its subsidiaries as guarantors entered into a series of joinder agreements to, among other things, (i) increase the existing tranche B term loan facility (the “Tranche B Term Loan Facility”) through new incremental term loans, (ii) reprice and refinance the Tranche B Term Loan Facility (such repriced Tranche B Term Loan Facility, the “Series D Tranche B Term Loan Facility”), and (iii) increase the amount of commitments under the revolving credit facility provided under the Credit Agreement (the “Revolving Credit Facility”). In connection with the repricing and refinancing of the Tranche B Term Loan Facility, the Company recognized a loss on extinguishment of debt of $17.6 million in the three-month period ended December 31, 2012. In addition, in connection with the Medicis acquisition, the Company on December 11, 2012, issued $1.0 billion in a new Series C of the Tranche B Term Loans (the “Series C Tranche B Term Loan Facility”). As of December 31, 2012, the Credit Agreement provided for a $450.0 million Revolving Credit Facility, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans, a $2.225 billion senior secured tranche A term loan facility (the “Tranche A Term Loan Facility”), a $1.3 billion senior secured Series D Tranche B Term Loan Facility and a $1.0 billion senior secured Series C Tranche B Term Loan Facility.
On January 24, 2013, the Company and certain of its subsidiaries as guarantors entered into Amendment No. 3 to the Credit Agreement to reprice the Tranche A Term Loan Facility, (as so amended, the “Series A-1 Tranche A Term Loan Facility”) and the Revolving Credit Facility. Borrowings under the Revolving Credit Facility and the Series A-1 Tranche A Term Loan Facility bore interest at a rate per annum equal to, at the Company’s option, either (a) a base rate or (b) a LIBO rate, in each case plus an applicable margin. The initial applicable margin for borrowings under the Revolving Credit Facility and the Tranche A Term Loan Facility was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. As amended, the applicable margins for the Tranche A Term Loan Facility and the Revolving Credit Facility each were reduced by 0.75%. Interest rates for the Revolving Credit Facility and the Series A-1 Tranche A Term Loan Facility are subject to increase or decrease quarterly based on leverage ratios. For the year ended December 31, 2013, the effective rate of interest on the Company’s borrowings under the Series A-1 Tranche A Term Loan Facility was 2.46% per annum. In 2013, the Company made a voluntary prepayment of the scheduled March 2014 amortization payment applicable to the Series A-1 Tranche A Term Loan Facility, resulting in a principal reduction of $106.3 million.
On February 21, 2013, the Company and certain of its subsidiaries as guarantors entered into Amendment No. 4 to the Credit Agreement to effectuate a repricing of the Series D Tranche B Term Loan Facility and Series C Tranche B Term Loan Facility by the issuance of $1.3 billion and $1.0 billion in new incremental term loans (the “Series D-1 Tranche B Term Loan Facility” and “Series C-1 Tranche B Term Loan Facility”, respectively). Term loans under the Series D Tranche B Term Loan Facility and Series C Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series D-1 Tranche B Term Loan Facility and Series C-1 Tranche B Term Loan Facility, respectively. The applicable margins for borrowings under the Series D-1 Tranche B Term Loan Facility and Series C-1 Tranche B Term Loan Facility are 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor and a 1.75% base rate floor. The term loans under the Series D-1 Tranche B Term Loan Facility and the Series C-1 Tranche B Term Loan Facility mature on February 13, 2019 and December 11, 2019, respectively, began amortizing quarterly on March 31, 2013 at an annual rate of 1.0% and have terms consistent with the Series D Tranche B Term Loan Facility and Series C Tranche B Term Loan Facility, respectively. In connection with the repricing of the Series D Tranche B Term Loan Facility and the Series C Tranche B Term Loan Facility, the Company paid a prepayment premium of approximately $23.0 million, equal to 1.0% of the refinanced term loans under the Series D Tranche B Term Loan Facility and Series C Tranche B Term Loan Facility. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $21.4 million in the three-month period ended March 31, 2013.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

On June 6, 2013, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 5 to the Credit Agreement to implement certain revisions in connection with the B&L Acquisition. The amendment provided for certain revisions in connection with, among other things, the formation of VPII Escrow Corp., the offering of the senior unsecured notes by VPII Escrow Corp., the equity offering, the waiver of certain closing conditions and/or requirements in connection with the incurrence of incremental term loans and/or establishment of incremental revolving commitments related to the consummation of the B&L Acquisition.
On June 26, 2013, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 6 to the Credit Agreement to, among other things, allow for the increase in commitments under the Revolving Credit Facility and the extension of the maturity of the Revolving Credit Facility from April 20, 2016 to April 20, 2018, and to amend certain other provisions of the Credit Agreement. On July 15, 2013, the increase in commitments and maturity extension under the Revolving Credit Facility was completed, with commitments increased by $550.0 million to $1.0 billion. For the year ended December 31, 2013, the effective rate of interest on the Company’s borrowings under the Revolving Credit Facility was 2.40% per annum.
On June 27, 2013, the Company priced new incremental term loan facilities in an aggregate principal amount of $4,050.0 million (the “Incremental Term Loan Facilities”) under its existing Senior Secured Credit Facilities. The Incremental Term Loan Facilities consist of (1) $850.0 million of tranche A term loans, maturing on April 20, 2016 (the “Series A-2 Tranche A Term Loan Facility”), bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus 1.25% or (ii) LIBO rate plus 2.25% and having terms that are consistent with the Company’s existing Series A-1 Tranche A Term Loan Facility, and (2) $3,200.0 million of tranche B term loans maturing on August 5, 2020 (the “Series E Tranche B Term Loan Facility”), bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus 2.75%, subject to a 1.75% base rate floor or (ii) LIBO rate plus 3.75%, subject to a 0.75% LIBO rate floor and having terms that are consistent with the Company’s Series D-1 Tranche B Term Loan Facility. The Incremental Term Loan Facilities closed on August 5, 2013, concurrent with the closing of the B&L Acquisition. Pursuant to the Credit Agreement, in connection with the funding of the Incremental Term Loan Facilities, the interest margins under the Series D-1 Tranche B Term Loan Facility and Series C-1 Tranche B Term Loan Facility increased by 0.875% per annum. For the year ended December 31, 2013, the effective rate of interest on the Company’s borrowings under the Series A-2 Tranche A Term Loan Facility and Series E Tranche B Term Loan Facility were 2.43% and 4.50% per annum, respectively. In 2013, the Company made a voluntary prepayment of the scheduled March 2014 amortization payment applicable to the Series A-2 Tranche A Term Loan Facility and Series E Tranche B Term Loan Facility, resulting in a principal reduction of $42.5 million and $8.0 million, respectively.
On September 17, 2013, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 7 to the Credit Agreement to effectuate a repricing of the Series D-1 Tranche B Term Loan Facility and the Series C-1 Tranche B Term Loan Facility by issuance of $1,287.0 million and $990.0 million in new incremental term loans (the “Series D-2 Tranche B Term Loan Facility” and “Series C-2 Tranche B Term Loan Facility”, respectively). Term loans under the Series D-1 Tranche B Term Loan Facility and Series C-1 Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of the Series D-2 Tranche B Term Loan Facility and Series C-2 Tranche B Term Loan Facility, respectively. The applicable margins for borrowings under the Series D-2 Tranche B Term Loan Facility and Series C-2 Tranche B Term Loan Facility are 2.0% with respect to base rate borrowings and 3.0% with respect to LIBO rate borrowings, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor. The Series D-2 Tranche B Term Loan Facility and Series C-2 Tranche B Term Loan Facility have terms consistent with the Series D-1 Tranche B Term Loan Facility and Series C-1 Tranche B Term Loan Facility, respectively. For the year ended December 31, 2013, the effective rate of interest on the Company’s borrowings under both the Series D-2 Tranche B Term Loan Facility and Series C-2 Tranche B Term Loan Facility was 3.87% per annum. In 2013, the Company made a voluntary prepayment of the scheduled March 2014 amortization payment applicable to the Series D-2 Tranche B Term Loan Facility and Series C-2 Tranche B Term Loan Facility, resulting in a principal reduction of $3.3 million and $2.5 million, respectively.
On December 20, 2013, the Company entered into Amendment No. 8 to the Credit Agreement to allow for the extension of the maturity of all or a portion of the Series A-1 Tranche A Term Loans and Series A-2 Tranche A Term Loans outstanding from April 20, 2016 to October 20, 2018 (as extended, the “Series A-3 Tranche A Term Loan Facility”). Some of the lenders exchanged and/or converted a portion or all of their existing term loans outstanding under the Series A-1 Tranche A Term Loan Facility and Series A-2 Tranche A Term Loan Facility into the Series A-3 Tranche A Term Loan Facility. In addition, several existing lenders increased their term loans outstanding under the Series A-3 Tranche A Term Loan Facility for an aggregate amount of $33.0 million. For the year ended December 31, 2013, the effective rate of interest on the Company’s borrowings under the Series A-3 Tranche A Term Loan Facility was 2.42% per annum. On December 31, 2013, the Company made a voluntary prepayment of the scheduled March 2014 amortization payment applicable to the Series A-3 Tranche A Term Loan Facility, resulting in a principal reduction of $25.0 million.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The Revolving Credit Facility matures on April 20, 2018 and does not amortize. The Series A-1 Tranche A Term Loans mature on April 20, 2016 and began amortizing quarterly on March 31, 2012 at an initial annual rate of 5.0%. The amortization schedule under the Series A-1 Tranche A Term Loans increased to 10.0% annually commencing March 31, 2013 and following the closing of Amendment No. 8, will amortize at an annual rate of approximately 25% beginning June 30, 2014. The Series A-2 Tranche A Term Loans mature on April 20, 2016 and began amortizing quarterly on September 30, 2013 at an initial annual rate of 10.0% and, following the closing of Amendment No. 8, will amortize at an annual rate of approximately 22% beginning June 30, 2014. The Series A-3 Tranche A Term Loans mature on October 20, 2018 and will begin amortizing on March 31, 2014 at an initial annual rate of 5.0% increasing to 10.0% annually commencing March 31, 2015, increasing again to 20.0% annually commencing March 31, 2016. The Series D-2 Tranche B Term Loan Facility matures on February 13, 2019 and amortizes quarterly at an annual rate of 1.0%. The Series C-2 Tranche B Term Loan Facility matures on December 11, 2019, and amortizes quarterly at an annual rate of 1.0%. The Series E Tranche B Term Loan Facility matures on August 5, 2020, and amortizes quarterly at an annual rate of 1.0%.
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
The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. As of December 31, 2013, the Company is permitted to voluntarily repay outstanding loans under the Tranche A Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. Any repayment of the Series D-2 Tranche B Term Loan Facility or the Series C-2 Tranche B Term Loan Facility in connection with certain refinancings on or prior to March 17, 2014 requires a prepayment premium of 1.0% of such loans prepaid. As of December 31, 2013, any repayment of the Series E Tranche B Term Loan Facility in connection with certain refinancings on or prior to February 5, 2014 required a prepayment premium of 1.0% of such loans prepaid. As a result of the Series E Tranche B Term Loan Facility refinancing launched on December 5, 2013, which closed on February 6, 2014 (see note 27 titled “SUBSEQUENT EVENTS AND PENDING TRANSACTIONS”), any repayment of the repriced Series E Tranche B Term Loan Facility in connection with certain refinancings on or prior to August 6, 2014 will require a prepayment premium of 1.0% of such loans prepaid.
The Company’s obligations and the obligations of the guarantors under the Senior Secured Credit Facilities and certain hedging arrangements and cash management arrangements entered into with lenders under the Senior Secured Credit Facilities (or affiliates thereof) are secured by first-priority security interests in substantially all tangible and intangible assets of the Company and the guarantors, including 100% of the capital stock of Valeant and each material subsidiary of the Company (other than Valeant’s foreign subsidiaries) and 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or a guarantor that is a domestic subsidiary of Valeant, in each case subject to certain exclusions set forth in the credit documentation governing the Senior Secured Credit Facilities.
As of December 31, 2013, the Company was in compliance with all covenants associated with the Senior Secured Credit Facilities.
6.50% Senior Notes due 2016 and 7.25% Senior Notes due 2022

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

On March 8, 2011, Valeant issued $950.0 million aggregate principal amount of 6.50% senior notes due 2016 (the “2016 Notes”) and $550.0 million aggregate principal amount of 7.25% senior notes due 2022 (the “2022 Notes”) in a private placement. The 2016 Notes had a maturity date of July 15, 2016, accrued interest at the rate of 6.50% per year, and were issued at par. The 2022 Notes will mature on July 15, 2022 and accrue interest at the rate of 7.25% per year, payable semi-annually in arrears on each January 15 and July 15, commencing on July 15, 2011. The 2022 Notes were issued at 98.125% of par for an effective annual yield of 7.50%. The 2016 Notes and 2022 Notes were and are, respectively, senior unsecured obligations of Valeant and jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company may be required to guarantee the 2022 Notes.
In the fourth quarter of 2011, Valeant redeemed $34.5 million of principal amount of the 2016 Notes for $34.2 million through open-market purchases. In the fourth quarter of 2013, Valeant redeemed all $915.5 million of the outstanding principal amount of the 2016 Notes for $945.3 million, including a call premium of $29.8 million, plus accrued and unpaid interest, and satisfied and discharged the 2016 Notes indenture, solely with respect to the 2016 Notes. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $32.5 million in the three-month period ended December 31, 2013.
Valeant may redeem the 2022 Notes at any time prior to July 15, 2016 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after July 15, 2016, Valeant may redeem all or a portion of the 2022 Notes, at the redemption prices applicable to the 2022 Notes, as set forth in the 2022 Notes indenture, plus accrued and unpaid interest to the date of redemption of the 2022 Notes, as applicable. In addition, prior to July 15, 2014, Valeant may redeem up to 35% of the aggregate principal amount of the 2022 Notes, at redemption prices of 107.250% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings.
6.75% Senior Notes due 2017 and 7.00% Senior Notes due 2020
Concurrent with the closing of the Merger in September 2010 (the “Merger Date”), Valeant issued $500.0 million aggregate principal amount of 6.75% senior notes due 2017 (the “2017 Notes”) and $700.0 million aggregate principal amount of 7.00% senior notes due 2020 (the “October 2020 Notes”) in a private placement. The 2017 Notes mature on October 1, 2017 and the October 2020 Notes mature on October 1, 2020. Interest on the 2017 Notes and October 2020 Notes accrues at the rate of 6.75% and 7.00%, respectively, and is payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2011. The 2017 Notes were issued at a discount of 99.5% for an effective annual yield of 6.84% and the October 2020 Notes were issued at a discount of 99.375% for an effective annual yield of 7.09%. The 2017 Notes and October 2020 Notes are the senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company may be required to guarantee the 2017 Notes and 2020 Notes.
Valeant may redeem all or a portion of the 2017 Notes at any time prior to October 1, 2014, and Valeant may redeem all or a portion of the October 2020 Notes at any time prior to October 1, 2015, in each case at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the 2017 Notes and October 2020 Notes indenture. In the fourth quarter of 2011, Valeant redeemed $10.0 million of principal amount of the October 2020 Notes for $9.5 million through open-market purchases. On or after October 1, 2014, Valeant may redeem all or a portion of the 2017 Notes, and on or after October 1, 2015, Valeant may redeem all or a portion of the October 2020 Notes, in each case at the redemption prices applicable to the 2017 Notes or the October 2020 Notes, as set forth in the 2017 Notes and October 2020 Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.875% Senior Notes due 2018
On November 23, 2010, Valeant issued $1.0 billion aggregate principal amount of 6.875% senior notes due 2018 (the “December 2018 Notes”) in a private placement. The December 2018 Notes mature on December 1, 2018. Interest on the December 2018 Notes accrues at a rate of 6.875% and is payable semi-annually in arrears on each June 1 and December 1, commencing on June 1, 2011. The December 2018 Notes were issued at a discount of 99.24% for an effective annual yield of 7.0%. The December 2018 Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company may be required to guarantee the December 2018 Notes.
Valeant may redeem all or a portion of the December 2018 Notes at any time prior to December 1, 2014, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole”

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

premium, as set forth in the December 2018 Notes indenture. In the fourth quarter of 2011, Valeant redeemed $55.4 million of principal amount of the December 2018 Notes for $54.9 million. On or after December 1, 2014, Valeant may redeem all or a portion of the December 2018 Notes at the redemption prices applicable to the December 2018 Notes, as set forth in the December 2018 Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.75% Senior Notes due 2021
On February 8, 2011, Valeant issued at par $650.0 million aggregate principal amount of 6.75% senior notes due 2021 (the “August 2021 Notes”) in a private placement. Interest on the August 2021 Notes accrues at the rate of 6.75% per year and is payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2011. The August 2021 Notes mature on August 15, 2021. The August 2021 Notes are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company may be required to guarantee the August 2021 Notes.
The net proceeds of the August 2021 Notes offering were used principally to finance the acquisitions of PharmaSwiss (as described in note 3) and Zovirax® (as described in note 4).
Valeant may redeem all or a portion of the August 2021 Notes at any time prior to February 15, 2016, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after February 15, 2016, Valeant may redeem all or a portion of the August 2021 Notes at the redemption prices applicable to the August 2021 Notes as set forth in the August 2021 Notes indenture, plus accrued and unpaid interest to the date of redemption of the August 2021 Notes. In addition, prior to February 15, 2014, Valeant may redeem up to 35% of the aggregate principal amount of the August 2021 Notes at a redemption price of 106.750% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings.
6.375% Senior Notes due 2020
On October 4, 2012, VPI Escrow Corp. (the “VPI Escrow Issuer”), a newly formed wholly owned subsidiary of Valeant, issued $1,750.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “6.375% Notes”) in a private placement. The 6.375% Notes mature on October 15, 2020. The 6.375% Notes accrue interest at the rate of 6.375% per year, which is payable semi-annually in arrears on April 15 and October 15, which commenced on April 15, 2013. In connection with the issuance of the 6.375% Notes, the Company incurred approximately $26.3 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $1,723.7 million. At the time of the closing of the Medicis Acquisition, (1) the VPI Escrow Issuer merged with and into Valeant, with Valeant continuing as the surviving corporation, (2) Valeant assumed all of the VPI Escrow Issuer’s obligations under the 6.375% Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Medicis Acquisition.
The 6.375% Notes are jointly and severally guaranteed on a senior unsecured basis by the Company and each of the Company’s subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company may be required to guarantee the 6.375% Notes.
The indenture governing the terms of the 6.375% Notes provides that the 6.375% Notes are redeemable at the option of Valeant, in whole or in part, at any time on or after October 15, 2016, at the specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, Valeant may redeem some or all of the 6.375% Notes prior to October 15, 2016, in each case at a price equal to 100% of the principal amount thereof, plus a make-whole premium. Prior to October 15, 2015, Valeant may also redeem up to 35% of the aggregate principal amount of the 6.375% Notes using the proceeds from certain equity offerings at a redemption price equal to 106.375% of the principal amount of the 6.375% Notes, plus accrued and unpaid interest to the date of redemption.
Concurrently with the offering of the 6.375% Notes on October 4, 2012, Valeant issued $500.0 million aggregate principal amount of 6.375% senior notes due 2020 (the “Exchangeable Notes”) in a private placement, the form and terms of such notes being substantially identical to the form and terms of the 6.375% Notes, as described above. In connection with the issuance of the Exchangeable Notes, the Company incurred approximately $7.5 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $492.5 million.
On March 29, 2013, the Company announced that Valeant commenced an offer to exchange (the “Exchange Offer”) any and all of its Exchangeable Notes into the previously outstanding 6.375% Notes. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Exchangeable Notes with the anticipated result being that some or all of such notes would be part of a single series of 6.375% senior notes under one indenture. The Exchange Offer, which did

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

not result in any changes to existing terms or to the total amount of the Company’s debt outstanding, expired on April 26, 2013. $497.7 million of aggregate principal amount of the Exchangeable Notes was exchanged as of such date. In the third quarter of 2013, Valeant executed a private exchange of the remaining $2.3 million of aggregate principal amount of the Exchangeable Notes into the previously outstanding 6.375% Notes.
6.75% Senior Notes due 2018 and 7.50% Senior Notes due 2021
On July 12, 2013, VPII Escrow Corp. (the “VPII Escrow Issuer”), a newly formed wholly-owned subsidiary of the Company, issued $1,600.0 million aggregate principal amount of the 6.75% senior notes due 2018 (the “August 2018 Notes”) and $1,625.0 million aggregate principal amount of the 7.50% senior notes due 2021 (the “July 2021 Notes”) in a private placement. The August 2018 Notes mature on August 15, 2018 and bear interest at the rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The July 2021 Notes mature on July 15, 2021 and bear interest at the rate of 7.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2014. In connection with the issuances of the August 2018 Notes and the July 2021 Notes, the Company incurred approximately $20.0 million and $20.3 million in underwriting fees, respectively, which are recognized as debt issue discount and which resulted in net proceeds of $1,580.0 million and $1,604.7 million, respectively. At the time of the closing of the B&L Acquisition, (1) the VPII Escrow Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to the Company, (2) the Company assumed all of the VPII Escrow Issuer’s obligations under the August 2018 Notes and July 2021 Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the B&L Acquisition.
The August 2018 Notes and July 2021 Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that is a guarantor under the Senior Secured Credit Facilities.
The indenture governing the terms of the August 2018 Notes and July 2021 Notes provides that the August 2018 Notes and the July 2021 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2015 and July 15, 2016, respectively, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, the Company may redeem some or all of the August 2018 Notes prior to August 15, 2015 and some or all of the July 2021 Notes prior to July 15, 2016, in each case at a price equal to 100% of the principal amount thereof, plus a make-whole premium. Prior to August 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the August 2018 Notes and prior to July 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the July 2021 Notes, in each case using the proceeds of certain equity offerings at the respective redemption price equal to 106.75% and 107.50% of the principal amount of the August 2018 Notes and July 2021 Notes, respectively, plus accrued and unpaid interest to the applicable date of redemption.
5.625% Senior Notes due 2021
On December 2, 2013, the Company issued $900.0 million aggregate principal amount of the 5.625% senior notes due 2021 (the “December 2021 Notes”) in a private placement. The December 2021 Notes mature on December 1, 2021 and bear interest at the rate of 5.625% per annum, payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2014. In connection with the issuances of the December 2021 Notes, the Company incurred approximately $8.5 million in underwriting fees, respectively, which are recognized as debt issue discount and which resulted in net proceeds of $891.5 million.
The net proceeds of the December 2021 Notes offering were used principally to finance the redemption of all of the 2016 Notes in the fourth quarter of 2013 (as described above).
The December 2021 Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that is a guarantor under the Senior Secured Credit Facilities.
The indenture governing the terms of the December 2021 Notes provides that the December 2021 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2016, plus accrued and unpaid interest, if any, to the applicable redemption date. In addition, the Company may redeem some or all of the December 2021 Notes prior to December 1, 2016, in each case at a price equal to 100% of the principal amount thereof, plus a make-whole premium. Prior to December 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the December 2021 Notes using the proceeds of certain equity offerings at the redemption price equal to 105.625% of the principal amount of the December 2021 Notes, plus accrued and unpaid interest to the redemption date.
If the Company experiences a change in control, the Company may be required to repurchase each of the senior notes issuances discussed above, as applicable, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

the senior notes repurchased, plus accrued and unpaid interest to, but excluding the applicable purchase date of the senior notes.
Medicis Convertible Notes
In connection with the acquisition of Medicis, the Company assumed Medicis’ outstanding long-term debt, including current portion, of approximately $778.0 million at the Medicis Acquisition date. As described in note 3, the Medicis long-term debt, including current portion, was comprised of the following: (i) 1.375% convertible senior notes due June 1, 2017 (the “1.375% Convertible Notes”), (ii) 2.50% contingent convertible senior notes due June 4, 2032 (the “2.50% Convertible Notes”) and (iii) 1.50% contingent convertible senior notes due June 4, 2033 (the “1.50% Convertible Notes”).
During the year ended December 31, 2013, $228.4 million principal amount of the 1.375% Convertible Notes were converted by holders and settled 100% in cash. On February 11, 2013, all of the outstanding 2.50% Convertible Notes and 1.50% Convertible Notes were converted by holders and settled 100% in cash in the aggregate amount of $5.1 million and $0.1 million, respectively.
Other
In connection with the B&L Acquisition, the Company assumed B&L’s outstanding long-term debt, including current portion, of approximately $4,209.9 million at the B&L Acquisition date. As described in note 3, subsequent to the acquisition date, the Company settled the majority of the assumed long-term debt. As of December 31, 2013, B&L’s outstanding long-term debt is comprised of the following debentures: (i) 7.125% senior notes, due August 1, 2028, with outstanding principal amount of $11.7 million and (ii) 6.56% senior notes, due August 12, 2026, with outstanding principal amount of less than $0.1 million. In the fourth quarter of 2013, the Company repaid the amounts outstanding under the Japanese yen-denominated variable-rate backed secured revolving credit facility (the “Japanese Revolving Credit Facility”) assumed in connection with the B&L Acquisition. In January 2014, the Company terminated the Japanese Revolving Credit Facility.
Commitment Letters
In connection with the B&L Acquisition, the Company and its subsidiary, Valeant, entered into a commitment letter dated as of May 24, 2013 (as amended and restated as of June 4, 2013, the “Commitment Letter”), with Goldman Sachs Lending Partners LLC, Goldman Sachs Bank USA and other financial institutions to provide up to $9.275 billion of unsecured bridge loans. In connection with the effectiveness of Amendment No. 5, $4.3 billion of the commitments under the Commitment Letter were reallocated from unsecured bridge loans to a commitment in respect of incremental term loans under the Company’s Senior Secured Credit Facilities and were not subject to a commitment fee. Subsequently, the Company obtained $9.575 billion in financing through a syndication of the Incremental Term Loan Facilities under the Company’s existing Senior Secured Credit Facilities of $4.05 billion, the issuance of the August 2018 Notes in an aggregate principal amount of $1.6 billion, the issuance of the July 2021 Notes in an aggregate principal amount of $1.625 billion, and the issuance of new equity of approximately $2.3 billion. The proceeds from the issuance of the Incremental Term Loan Facilities, the August 2018 Notes, the July 2021 Notes and the equity were utilized to fund (i) the transactions contemplated by the Merger Agreement, (ii) B&L’s obligation to repay all outstanding loans under certain of its existing credit facilities, (iii) B&L’s tender offer for or discharge or irrevocable call for redemption and deposit of cash to effect such discharge or redemption of B&L’s 9.875% Senior Notes due 2015 and (iv) certain transaction expenses. In connection with the Commitment Letter, the Company incurred approximately $37.3 million in fees, which were recognized as deferred financing costs. In the second quarter of 2013, the Company expensed $24.2 million of deferred financing costs associated with the Commitment Letter to Interest expense in the consolidated statements of (loss) income. The remaining $13.1 million of deferred financing costs was expensed to Interest expense in the third quarter of 2013 upon closing of the August 2018 Notes and July 2021 Notes on July 12, 2013.
In connection with the acquisition of Medicis, the Company and its subsidiary, Valeant, entered into a commitment letter, dated as of September 2, 2012, with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC to provide up to $2.75 billion through a bridge loan facility. On September 11, 2012, the Company and Valeant entered into an amended and restated commitment letter with JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and other financial institutions. Subsequently, the Company obtained $2.75 billion in financing through a syndication of $1.0 billion in the Series C Tranche B Term Loan Facility under the Company’s Senior Secured Credit Facilities and the issuance of the 6.375% Notes in the aggregate principal amount of $1.75 billion. Consequently, the commitment under the commitment letter to provide the bridge loan facility was not utilized and terminated on December 11, 2012, concurrently with the closing of the Medicis Acquisition. As a result, the Company wrote off of $8.0 million of deferred financing costs in the year ended December 31, 2012.
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
During the year ended December 31, 2012 and 2011, the Company repurchased $1.1 million and $205.0 million aggregate principal amount of the 5.375% Convertible Notes, respectively, for an aggregate purchase price of $4.0 million and $623.3 million, respectively.
4.0% Convertible Notes
In connection with the Merger in September 2010, the Company assumed $225.0 million aggregate outstanding principal amount of Valeant’s 4.0% Convertible Notes and call option agreements in respect of the shares underlying the conversion of $200.0 million principal amount of the 4.0% Convertible Notes.
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

15.	EMPLOYEE BENEFIT PLANS
In connection with the B&L Acquisition completed on August 5, 2013, the Company assumed all of B&L’s benefit obligations and related plan assets. This includes defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy B&L U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance. The most significant non-U.S. plans are two defined benefit plans in Ireland, which comprise approximately 80% of the benefit obligations of the non-U.S. defined benefit pension plans as of the B&L Acquisition date. Both Ireland plans were closed to future service benefit accruals in 2011. All of the pension benefits that were earned prior to the closure of the plans were preserved; however, the only additional benefits that accrue are annual salary and inflation increases. The postretirement benefit plan was amended effective

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010.
In addition, outside of the U.S., a limited group of Valeant employees are covered by defined benefit pension plans. The Company assumed all of Valeant’s defined benefit obligations and related plan assets in connection with the Merger.
The Company uses December 31 as the year-end measurement date for all of its defined benefit pension plans and the postretirement benefit plan.
Accounting for Pension Benefit Plans and Postretirement Benefit Plan
The Company recognizes on its balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension plans and other postretirement benefit plan. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost are recognized, net of tax, as a component of other comprehensive income.
Included in accumulated other comprehensive loss as of December 31, 2013 are unrecognized actuarial gains of $11.2 million and $12.7 million related to the Company’s U.S. pension benefit plan and the non-U.S. pension benefit plans, respectively. Also included in accumulated other comprehensive loss at December 31, 2013 are unrecognized prior service credits of $27.9 million, resulting from a negative plan amendment, as discussed below, and unrecognized actuarial gains of $1.0 million related to the U.S. postretirement benefit plan. Of the December 31, 2013 amounts, the Company expects to recognize $2.5 million of unrecognized prior service credits in net periodic benefit cost during 2014.
Net Periodic Benefit Cost
The following table provides the components of net periodic benefit cost for the Company’s defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2013:

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
	2013
Service cost	$132	$2,200	$877
Interest cost	4,513	3,721	1,610
Expected return on plan assets	(5,913)	(3,082)	(316)
Amortization of net loss	—	3	—
Settlement (gain) loss recognized	(100)	617	—
Net periodic (benefit) cost	$(1,368)	$3,459	$2,171
For the years ended December 31, 2012 and 2011, the net periodic cost, which relates to the legacy Valeant defined benefit plans in Mexico, was not material to the Company’s results of operations.
Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2013 and 2012:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Pension Benefit Plans				Postretirement Benefit Plan(2)
	U.S. Plan		Non-U.S. Plans
	2013	2012(1)	2013	2012	2013
Change in Projected benefit Obligation
Projected benefit obligation, beginning of year	$—	$—	$6,967	$5,991	$—
Service cost	132	—	2,200	869	877
Interest cost	4,513	—	3,721	437	1,610
Acquisition of B&L	244,184	—	223,965	—	87,565
Employee contributions	—	—	11	—	370
Plan amendments(3)	—	—	—	—	(27,945)
Settlements(4)	(5,280)	—	(119)	(860)	—
Benefits paid	(4,272)	—	(3,558)	(556)	(2,995)
Actuarial (gains) losses	(4,571)	—	(10,135)	571	(265)
Currency translation adjustments	—	—	6,666	515	—
Other	—	—	(6)	—	—
Projected benefit obligation, end of year	234,706	—	229,712	6,967	59,217

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—	$1,306	$693	$—
Actual return on plan assets	12,676	—	5,063	163	1,094
Employee contributions	—	—	11	—	370
Company contributions	3,270	—	6,955	1,795	—
Acquisition of B&L	190,946	—	125,643	—	16,095
Settlements(4)	(5,280)	—	(119)	(860)	—
Benefits paid	(4,272)	—	(3,558)	(556)	(2,995)
Currency translation adjustments	—	—	3,844	71	—
Other	—	—	(6)	—	—
Fair value of plan assets, end of year	197,340	—	139,139	1,306	14,564
Funded Status at end of year	$(37,366)	$—	$(90,573)	$(5,661)	$(44,653)

Recognized as:
Other long-term assets, net	$—	$—	$1,471	$—	$—
Accrued and other current liabilities	—	—	(2,047)	(336)	—
Pension and other benefit liabilities	(37,366)	—	(89,997)	(5,325)	(44,653)
____________________________________

(1)	In 2012, the Company did not have U.S pension benefit plans.

(2)	Assumed in connection with the B&L Acquisition, as described above.

(3)
In the fourth quarter of 2013, the Company announced that effective January 1, 2014, B&L will no longer offer medical and life insurance coverage to new retirees. The reduction in medical benefits was accounted for as a negative plan amendment resulting in an accumulated postretirement benefit obligation reduction of $27.9 million that was recognized as a component of accumulated other comprehensive loss and will be amortized into income over approximately 11.3 years.

(4)
The 2013 plan settlements primarily reflect lump sum benefit payments made to terminating employees of the U.S. pension benefit plan. The 2012 plan settlements reflect lump sum benefit payments made to terminating employees of the legacy Valeant defined benefit pension plans.

The increase in pension and other benefit liabilities was driven by the plans assumed as part of the B&L Acquisition, as described above. The balances at December 31, 2012 relate to legacy Valeant defined benefit pension plans which cover certain employees in Mexico.
A number of the Company’s pension benefit plans were underfunded at December 31, 2013, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded plans is presented in the following table:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Pension Benefit Plans
	U.S. Plan		Non-U.S. Plans
	2013	2012	2013	2012
Projected benefit obligation	$234,706	$—	$224,059	$6,967
Accumulated benefit obligation	234,706	—	196,255	5,134
Fair value of plan assets	197,340	—	132,172	1,306
Information for the pension benefit plans that are underfunded on a projected benefit obligation basis (versus underfunded on an accumulated benefit basis as in the table above) is presented in the following table:

	Pension Benefit Plans
	U.S. Plan		Non-U.S. Plans
	2013	2012	2013	2012
Projected benefit obligation	$234,706	$—	$225,468	$6,967
Fair value of plan assets	197,340	—	133,424	1,306
The Non-U.S. Plans’ accumulated benefit obligation for both the funded and underfunded pension benefit plans was $201.5 and $5.1 at December 31, 2013 and December 31, 2012, respectively.
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2014, the Company expects to contribute $10.8 million and $8.5 million to the U.S and Non-U.S. pension benefit plans, respectively.
The Company plans to use postretirement benefit plan assets to fund postretirement benefit plan benefit payments in 2014.
Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2014	$12,629	$6,461	$7,358
2015	19,434	4,986	6,800
2016	19,142	4,741	6,284
2017	19,277	4,745	5,738
2018	18,398	4,971	5,256
2019-2023	88,639	35,921	20,361
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations at December 31, 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Pension Benefit Plans	Postretirement Benefit Plan(1)

For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	4.50%	4.50%
Expected rate of return on plan assets	7.50%	5.50%
Rate of compensation increase	—	—
Non-U.S. Plans:
Discount rate	3.61%
Expected rate of return on plan assets	5.59%
Rate of compensation increase	2.80%
For Determining Benefit Obligation
U.S. Plans:
Discount rate	4.70%	4.30%
Rate of compensation increase	—	—
Non-U.S. Plans:
Discount rate	3.85%
Rate of compensation increase	2.88%
____________________________________

(1)	The Company does not have non-U.S. postretirement benefit plans.
The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2013 was 7.50% and for the postretirement benefit plan was 5.50%. The expected return for the postretirement plan is based on the expected return for the U.S. pension plan reduced by 2.0% to reflect an estimate of additional administrative expenses. The expected return on plan assets for the Company’s Ireland pension plans was 6.0%.
The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.
The 2014 expected rate of return for the U.S. pension benefit plan and the U.S. postretirement benefit plan will remain at 7.50% percent and 5.50%, respectively. The 2014 expected rate of return for the Ireland pension benefit plans will also remain at 6.0%.
Plan Assets
Pension and postretirement benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2013:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Pension Benefit Plans	Postretirement Benefit Plan
	2013	2013
U.S. Plan
Equity securities	60.00%	63.00%
Fixed income securities	40.00%	24.00%
Cash	—%	13.00%
Non-U.S. Plans
Equity securities	43.02%
Fixed income securities	46.67%
Other	10.31%
The investment strategy underlying pension plan asset allocation is to manage the assets of the plan to provide for the long-term liabilities while maintaining sufficient liquidity to pay current benefits. Pension plan assets are diversified to protect against large investment losses and to reduce the probability of excessive performance volatility. Diversification of assets is achieved by allocating funds to various asset classes and investment styles within asset classes, and retaining investment management firm(s) with complementary investment philosophies, styles and approaches.
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
The table below presents total plan assets by investment category as of December 31, 2013 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	Pension Benefit Plans - U.S. Plans
	As of December 31, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash & cash equivalents(1)	$442	$—	$—	$442
Commingled funds:(2)(3)
Equity securities:
U.S. broad market	—	72,651	—	72,651
Emerging markets	—	16,551	—	16,551
Non-U.S. developed markets	—	27,896	—	27,896
Fixed income securities:
Investment grade	—	58,962	—	58,962
Global high yield	—	20,838	—	20,838
	$442	$196,898	$—	$197,340

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Pension Benefit Plans - Non-U.S. Plans
	As of December 31, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash & cash equivalents(1)	$9,332	$—	$—	$9,332
Commingled funds:(2)(3)
Equity securities:
Emerging markets	—	945	—	945
Worldwide developed markets	—	59,153	—	59,153
Fixed income securities:
Investment grade	—	21,351	—	21,351
Global high yield	—	651	—	651
Government bond funds	—	42,535	—	42,535
Other assets	—	5,172	—	5,172
	$9,332	$129,807	$—	$139,139

	Postretirement Benefit Plan
	As of December 31, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$1,853	$—	$—	$1,853
Insurance policies(4)	—	12,711	—	12,711
	$1,853	$12,711	$—	$14,564
____________________________________

(1)
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.

(2)
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 85% of the non-U.S. commingled funds in 2013. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.

(3)
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

(4)
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

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013.
Health Care Cost Trend Rate
The health care cost trend rate assumptions for the postretirement benefit plan assumed in connection with the B&L Acquisition are as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

2013
Health care cost trend rate assumed for next year	7.57%
Rate to which the cost trend rate is assumed to decline	4.50%
Year that the rate reaches the ultimate trend rate	2029
A one percentage point change in health care cost trend rate would have had the following effects:

	One Percentage Point
	Increase	Decrease
Effect on benefit obligations	$1,009	$933
 Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $16.4 million, $2.8 million and $2.1 million to these plans in the years ended December 31, 2013, 2012 and 2011, respectively. The increase in the Company’s costs associated with the defined contribution plans in 2013 was driven by the plans assumed as part of the B&L Acquisition.

16.	SECURITIES REPURCHASES AND SHARE ISSUANCE
Securities Repurchase Programs
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
On November 19, 2012, the Company announced that its Board of Directors had approved a new securities repurchase program (the “2012 Securities Repurchase Program”). Under the 2012 Securities Repurchase Program, which commenced on November 15, 2012, the Company could make purchases of up to $1.5 billion of senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2012 Securities Repurchase Program terminated on November 14, 2013.
On November 21, 2013, the Company’s Board of Directors approved a new securities repurchase program (the “2013 Securities Repurchase Program”). Under the 2013 Securities Repurchase Program, which commenced on November 22, 2013, the Company may make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2013 Securities Repurchase Program will terminate on November 21, 2014 or at such time as the Company completes its purchases. The amount of securities to be purchased and the timing of purchases under the 2013 Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements and applicable law. The securities to be repurchased will be funded using our cash resources.
The Board of Directors also approved a sub-limit under the 2013 Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of the Company’s public float or 5% of the Company’s issued and outstanding common shares, in each case calculated as of the date of the commencement of the 2013 Securities Repurchase

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Program. The Company is permitted to make purchases of up to 16,648,739 common shares on the open market through the facilities of the NYSE, representing approximately 5% of the Company’s issued and outstanding common shares on the date of the commencement of the 2013 Securities Repurchase Program. Subject to completion of appropriate filings with and approval by the TSX, the Company may also make purchases of its common shares over the facilities of the TSX. Purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX. All common shares purchased under the 2013 Securities Repurchase Program will be cancelled.
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
Share Repurchases
In the year ended December 31, 2013, under the 2012 Securities Repurchase Program, the Company repurchased 507,957 of its common shares for an aggregate purchase price of $35.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $25.8 million was charged to the accumulated deficit. These common shares were subsequently cancelled. No common shares were repurchased in the year ended December 31, 2013 under the 2013 Securities Repurchase Program.
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
During 2013, the Company had repurchased approximately $35.7 million, in the aggregate, of its common shares under the 2012 Securities Repurchase Program through the termination date of November 14, 2013.
During 2013, the Company did not make any purchases of our senior notes or common shares under the 2013 Securities Repurchase Program.
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
Issuance of Common Stock
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
In May 2011, shareholders approved the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) which replaced the Company’s 2007 Equity Compensation Plan for future equity awards granted by the Company. The Company transferred the shares available under the Company’s 2007 Equity Compensation Plan to the Plan under which the Company is authorized to grant up to 6,846,310 shares of its common stock and approximately 160,817 shares were available for future grants as of December 31, 2013. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plan.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs:

	2013	2012	2011
Stock options(1)	$17,317	$21,739	$45,465
RSUs	28,161	44,497	48,558
Share-based compensation expense	$45,478	$66,236	$94,023

Cost of goods sold(1)	$—	$—	$1,330
Research and development expenses(1)	—	764	1,329
Selling, general and administrative expenses(1)(2)	45,478	65,472	90,379
Restructuring, integration and other costs (as described in note 6)	—	—	985
Share-based compensation expense	$45,478	$66,236	$94,023
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

(2)
During 2013 and 2012, the Company recorded an incremental charge of $4.3 million and $4.8 million, respectively, to selling, general and administrative expenses as some of the Company’s performance-based RSU grants triggered a partial payout as a result of achieving certain share price appreciation conditions.

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
The decrease in share-based compensation expense for the year ended December 31, 2013 was also driven by the impact of forfeitures and the accelerated vesting that was triggered in the prior year related to certain performance-based RSU awards.
The Company recognized $24.2 million, $12.5 million, and $26.5 million of tax benefits from stock options exercised in the year ended December 31, 2013, 2012 and 2011 respectively.
Stock Options
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
The fair values of all stock options granted during the years ended December 31, 2013, 2012 and 2011 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013	2012	2011
Expected stock option life (years)(1)	4.0	4.0	4.0
Expected volatility(2)	40.1%	44.9%	42.8%
Risk-free interest rate(3)	1.0%	0.5%	1.4%
Expected dividend yield(4)	—%	—%	—%
____________________________________

(1)	Determined based on historical exercise and forfeiture patterns.

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
The following table summarizes stock option activity during the year ended December 31, 2013:

	Options (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	8,506	$18.97
Granted	1,582	93.60
Exercised	(478)	20.76
Expired or forfeited	(983)	39.74
Outstanding, December 31, 2013	8,627	$30.19	5.5	$754,356
Vested and exercisable, December 31, 2013	5,174	$11.68	4.5	$547,033
The weighted-average fair values of all stock options granted in 2013, 2012 and 2011 were $30.47, $19.57 and $13.65, respectively. The total intrinsic values of stock options exercised in 2013, 2012 and 2011 were $30.4 million, $25.1 million and $31.7 million, respectively. Proceeds received on the exercise of stock options in 2013, 2012 and 2011 were $10.0 million, $23.0 million and $41.7 million, respectively.
As of December 31, 2013, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $61.8 million, which will be amortized over the weighted-average remaining requisite service period of approximately 3.2 years. The total fair value of stock options vested in 2013 was $26.0 million (2012 — $36.1 million; 2011 — $35.4 million).
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Range of Exercise Prices	Outstanding (000s)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Exercisable (000s)	Weighted- Average Exercise Price
$4.20 - $6.30	3,222	4.1	$4.29	3,222	$4.29
$6.39 - $9.59	139	3.2	6.61	139	6.61
$10.54 - $15.81	1,959	5.2	12.97	1,032	12.99
$16.71 - $25.07	12	6.6	19.71	2	20.42
$25.42 - $38.13	442	1.9	25.42	310	25.42
$39.35 - $59.03	1,415	6.6	51.06	459	51.86
$59.15 - $88.73	384	7.5	69.35	10	59.15
$91.12 - $136.68	1,054	9.8	104.21	—	—
	8,627	5.5	$30.19	5,174	$11.68
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
To the extent provided for in a RSU agreement, the Company may, in lieu of all or a portion of the common shares which would otherwise be provided to a holder, elect to pay a cash amount equivalent to the market price of the Company’s common shares on the vesting date for each vested RSU. The amount of cash payment will be determined based on the average market price of the Company’s common shares on the vesting date. The Company’s current intent is to settle vested RSUs through the issuance of common shares.
Time-Based RSUs
Each vested RSU without performance goals (“time-based RSU”) represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted is estimated based on the trading price of the Company’s common shares on the date of grant.
The following table summarizes non-vested time-based RSU activity during the year ended December 31, 2013:

	Time-Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2013	1,310	$33.43
Granted	129	84.01
Vested(1)	(446)	34.11
Forfeited	(109)	44.40
Non-vested, December 31, 2013	884	$39.11
____________________________________

(1)
In the second quarter of 2013, 204,034 vested time-based RSUs held by current non-management directors were modified from units settled in common shares to units settled in cash, which changed the classification from equity awards to liability awards.

As of December 31, 2013, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $13.0 million, which will be amortized over the weighted-average remaining requisite service period of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

approximately 1.4 years. The total fair value of time-based RSUs vested in 2013 was $15.2 million (2012 — $18.0 million; 2011 — $16.2 million).
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
The fair value of each performance-based RSU granted during the years ended December 31, 2013, 2012 and 2011 was estimated using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved.
The fair values of performance-based RSUs granted during the years ended December 31, 2013, 2012 and 2011 were estimated with the following assumptions:

	2013	2012	2011
Contractual term (years)	2.8-4.3	2.9-4.3	3.0
Expected Company share volatility(1)	36.1% - 44.4%	42.5% - 52.3%	34.6% - 60.8%
Risk-free interest rate(2)	0.5% - 1.3%	0.6% - 1.0%	1.0% - 1.9%
____________________________________

(1)	Determined based on historical volatility over the contractual term of the performance-based RSU.

(2)	Determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during the year ended December 31, 2013:

	Performance- Based RSUs (000s)	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2013	1,696	$43.40
Granted	567	140.55
Vested	(884)	22.85
Forfeited	(334)	80.47
Non-vested, December 31, 2013	1,045	$102.22
As of December 31, 2013, the total remaining unrecognized compensation expense related to the non-vested performance-based RSUs amounted to $76.8 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.7 years. A maximum of 2,832,187 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2013.
DSUs
Prior to May 2011, non-management directors received non-cash compensation in the form of DSUs, which entitled non-management directors to receive a lump-sum cash payment in respect of their DSUs either following the date upon which they cease to be a director of the Company or, with respect to DSUs granted after the Merger Date as part of the annual retainer, one year after such date. The amount of compensation deferred was converted into DSUs based on the volume-weighted average trading price of the Company’s common shares for the five trading days immediately preceding the date of grant (for directors subject to U.S. taxation, the calculation may be based on the greater of the five-day or one-day volume-weighted trading price). The Company recognizes compensation expense throughout the deferral period to the extent that the trading price of its common shares increases, and reduces compensation expense throughout the deferral period to the extent that the trading price of its common shares decreases. Following the Merger, the DSUs previously granted to non-management directors

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

who did not remain on the Board of Directors of the Company have been redeemed, entitling each departing director to a payment of the cash value of his DSUs.
Effective May 16, 2011 (the “Modification Date”), the Board of Directors of the Company modified the existing DSUs held by current directors from units settled in cash to units settled in common shares, which changed these DSUs from a liability award to an equity award. Accordingly, as of the Modification Date, the Company reclassified the $9.3 million aggregate fair value of the 182,053 DSUs held by current directors from accrued liabilities to additional paid-in capital. In the period from January 1, 2011 to the Modification Date, the Company recorded $3.6 million of compensation expense related to the change in the fair value of the DSUs held by current directors. As the modified DSUs were fully vested, no additional compensation expense will be recognized after the Modification Date. The DSUs held by former directors of Biovail were not affected by the modification and were to continue to be cash settled. During the year ended December 31, 2011, the Company recognized $0.8 million of compensation expense in restructuring and integration costs related to the change in the fair value of DSUs still held by former directors of Biovail. As of December 31, 2012, there were 17,219 DSUs still held by former directors of Biovail. The remaining 17,219 DSUs were redeemed for cash in February 2013.
The following table summarizes DSU activity during the year ended December 31, 2013:

	DSUs (000s)	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2013	148	$16.78
Granted	—	—
Settled(1)	(145)	16.08
Outstanding, December 31, 2013	3	$50.56
____________________________________

(1)
In the second quarter of 2013, 70,110 vested DSUs held by current non-management directors were modified from units settled in common shares to units settled in cash, which changed the classification from equity awards to liability awards.

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
Effective May 30, 2012, the Company changed the vesting and settlement features of stock units granted to non-management directors, such that, for all new stock units granted to non-management directors after such date, such stock units will vest on the one year anniversary of the date of grant and will be settled in common shares of the Company upon vesting. In addition, for stock units awarded to non-management directors prior to May 30, 2012 in connection with such directors’ annual equity compensation, the settlement date was changed and such stock units will now be settled in common shares of the Company.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss income as of December 31, 2013, 2012 and 2011 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Auction Rate Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Equity Securities	Net Unrealized Holding Gain (Loss) on Available- For-Sale Debt Securities	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2011	$98,926	$—	$—	$(90)	$—	$—	$98,836
Foreign currency translation adjustment	(381,633)	—	—	—	—	—	(381,633)
Net unrealized holding gain on available-for-sale equity securities	—	—	22,780	—	—	—	22,780
Reclassification to net income(1)	—	—	(21,146)	—	—	—	(21,146)
Net unrealized holding gain on available-for-sale debt securities	—	—	—	(114)	—	—	(114)
Acquisition of noncontrolling interest	—	—	—	—	2,206	—	2,206
Pension adjustment(2)	—	—	—	—	—	(545)	(545)
Balance, December 31, 2011	(282,707)	—	1,634	(204)	2,206	(545)	(279,616)
Foreign currency translation adjustment	161,011	—	—	—	—	—	161,011
Unrealized holding gain on auction rate securities	—	1	—	—	—	—	1
Net unrealized holding gain on available-for-sale equity securities	—	—	379	—	—	—	379
Reclassification to net loss(1)	—	—	(1,634)	197	—	—	(1,437)
Net unrealized holding gain on available-for-sale debt securities	—	—	—	7	—	—	7
Pension adjustment(2)	—	—	—	—	—	259	259
Balance, December 31, 2012	(121,696)	1	379	—	2,206	(286)	(119,396)
Foreign currency translation adjustment	(50,764)	—	—	—	—	—	(50,764)
Reclassification to net (loss) income(1)	—	(1)	(3,963)	—	—	—	(3,964)
Net unrealized holding gain on available-for-sale equity securities	—	—	3,584	—	—	—	3,584
Pension adjustment, net of tax(2)	—	—	—	—	—	37,760	37,760
Balance, December 31, 2013	$(172,460)	$—	$—	$—	$2,206	$37,474	$(132,780)
____________________________________

(1)	Included in gain on investments, net (as described in note 20).

(2)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (as described in note 15).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to other components of other comprehensive income (loss), including reclassification adjustments, were not material, with the exception of the pension adjustment in 2013 which is presented net of tax.

19.	LOSS ON EXTINGUISHMENT OF DEBT
The components of loss on extinguishment of debt for the years ended December 31, 2013, 2012 and 2011 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013	2012	2011
Extinguishment of liability component of 5.375% Convertible Notes (as described in note 14 and note 16)	$—	$2,455	$31,629
Extinguishment of liability component of 4.0% Convertible Notes (as described in note 14)	—	—	4,708
Refinancing of the Tranche B Term Loan Facility (as described in note 14)	—	17,625	—
Repricing of the Series D Tranche B Term Loan Facility and the Series C Tranche B Term Loan Facility (as described in note 14)	21,379	—	—
Redemption of 9.875% senior notes assumed in connection with the B&L Acquisition (as described in note 3)	8,161	—	—
Redemption of senior notes (as described in note 14)	32,526	—	(148)
Exchange of the Series A-1 Tranche A Term Loans and Series A-2 Tranche A Term Loans	2,948	—	—
Repayment of the senior secured term loan facility	—	—	655
	$65,014	$20,080	$36,844

20.	GAIN ON INVESTMENTS, NET
The components of gain on investments, net for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Gain on auction rate floating securities (as described in note 7)	$1,859	$—	$—
Gain on disposal of investments	3,963	2,056	22,776
	$5,822	$2,056	$22,776
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

21.	INCOME TAXES
The components of loss before recovery of income taxes were as follows:

	2013	2012	2011
Domestic	$(574,527)	$(205,612)	$(41,374)
Foreign	(739,925)	(188,616)	23,374
	$(1,314,452)	$(394,228)	$(18,000)
The components of recovery of income taxes were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013	2012	2011
Current:
Domestic	$3,403	$7,189	$3,554
Foreign	80,010	56,337	36,337
	83,413	63,526	39,891
Deferred:
Domestic	—	(11,886)	(21,763)
Foreign	(534,196)	(329,843)	(195,687)
	(534,196)	(341,729)	(217,450)
	$(450,783)	$(278,203)	$(177,559)
The reported net book recovery of income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate to income before recovery of income taxes. The reasons for this difference and the related tax effects are as follows:

	2013	2012	2011
Loss before recovery of income taxes	$(1,314,452)	$(394,228)	$(18,000)
Expected Canadian statutory rate	26.9%	26.9%	28.3%
Expected recovery of income taxes	(353,588)	(106,047)	(5,085)
Non-deductible amounts:
Amortization	—	6,173	22,251
Share-based compensation	13,096	6,258	14,045
Merger and acquisition costs	1,090	24,210	—
In-process research and development	—	3,228	—
Non-taxable gain on disposal of investments	—	(3,056)	(15,384)
Changes in enacted income tax rates	6,555	(4,459)	(18,313)
Canadian dollar foreign exchange gain for Canadian tax purposes	635	9,098	40,667
Change in valuation allowance related to foreign tax credits and net operating losses	70,154	—	—
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	143,945	(34,245)	(57,249)
Change in uncertain tax positions	—	15,433	(8,568)
Foreign tax rate differences	(407,604)	(226,764)	(180,301)
Unrecognized income tax benefit of losses	—	32,019	22,187
Withholding taxes on foreign income	3,393	7,954	5,473
Alternative minimum and other taxes	—	(4,528)	2,513
Taxable foreign income	55,350	10,675	—
Deferred intercompany profit	(5,726)	(10,371)	—
Other	21,917	(3,781)	205
	$(450,783)	$(278,203)	$(177,559)
The tax effect of major items recorded as deferred tax assets and liabilities is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013	2012
Deferred tax assets:
Tax loss carryforwards	$957,703	$293,547
Tax credit carryforwards	126,415	77,426
Scientific Research and Experimental Development pool	62,883	65,718
Research and development tax credits	83,669	67,683
Provisions	577,509	211,486
Plant, equipment and technology	38,339	7,478
Deferred revenue	12,549	60,850
Deferred financing and share issue costs	—	118,369
Share-based compensation	42,987	19,828
Other	76,464	23,453
Total deferred tax assets	1,978,518	945,838
Less valuation allowance	(477,573)	(124,515)
Net deferred tax assets	1,500,945	821,323
Deferred tax liabilities:
Intangible assets	2,884,288	1,610,386
Unremitted earnings	563,775	191,129
Deferred financing and share issue costs(1)	16,598	—
Prepaid expenses	(353)	1,094
Total deferred tax liabilities	3,464,308	1,802,609
Net deferred income taxes	$(1,963,363)	$(981,286)
____________________________________

(1)	The equivalent prior year liability balance of $36.3 million is offset in the assets line: Deferred financing and share issue costs.
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2013, the valuation allowance increased by $353.1 million. The net increase in valuation allowance resulted from an increase in valuation allowance associated with historic foreign tax credits generated by the Company’s U.S. subsidiaries and acquired valuation allowance from B&L. In 2012, the valuation allowance decreased by $4.2 million. The net decrease in valuation allowance resulted from an increase in deferred tax liabilities arising from acquisitions and unrealized foreign exchange gains on intercompany loans, offset by an increase in the valuation allowance for Canadian tax loss carryforwards for the year ended December 31, 2012. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company determined there was insufficient objective evidence to release the remaining valuation allowance against Canadian tax loss carryforwards, International Tax Credits (“ITC”) and pooled Scientific Research and Experimental Development Tax Incentive (“SR&ED”) expenditures.
As of December 31, 2013, the Company had accumulated losses of approximately $717.9 million (2012 - $397.5 million) available for federal and provincial tax purposes in Canada.  As of December 31, 2013, the Company had approximately $42.3 million (2012 - $44.9 million) of unclaimed Canadian ITCs, which expire from 2017 to 2032. These losses and ITCs can be used to offset future years’ taxable income and federal tax, respectively.  In addition, as of December 31, 2013, the Company had pooled SR&ED expenditures amounting to approximately $232.1 million (2012 - $255.6 million) available to offset against future years’ taxable income from its Canadian operations, which may be carried forward indefinitely. As in past years, a full valuation allowance has been maintained against the net Canadian deferred tax assets of $253.6 million (2012 - $122.0 million).
As of December 31, 2013, the Company has accumulated tax losses of approximately $1,955.1 million (2012 - $1,011.7 million) for federal purposes in the U.S. which expire from 2021 to 2034. While the losses are subject to multiple annual loss limitations restrictions, the Company believes that the recoverability of the deferred tax assets associated with those losses is more likely than not to be realized. As of December 31, 2013, the Company had approximately $60.3 million (2012 - $21.3 million) of U.S. research and development credits, which expire from 2021 to 2034. As of December 31, 2013, the Company

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

had approximately $136.4 million in foreign tax credits recognized on tax returns which are not expected to be utilized before their expirations due to a lack of foreign source income and therefore a full valuation allowance has been maintained. The Company’s accumulated losses are subject to annual limitations as a result of previous ownership changes that have occurred. Included in the $1,955.1 million of tax losses is approximately $22.5 million of losses related to the exercise of non-qualified stock options and restricted stock awards.
The Company accrues for U.S. tax on the unremitted earnings of the foreign subsidiaries owned by the Company’s U.S. subsidiaries. In addition, the Company provides for the tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated to Canada. As of December 31, 2013, the Company estimates there would be no Canadian tax liability attributable to the permanently reinvested U.S. earnings.
As of December 31, 2013, the total amount of unrecognized tax benefits (including interest and penalties) was $247.5 million (2012 - $128.0 million), of which $153.4 million (2012 - $88.8 million) would affect the effective tax rate. In the year ended December 31, 2013, the Company recognized a $132.4 million (2012 - $29.1 million) increase and a $12.8 million (2012 - $3.4 million) net decrease in the amount of unrecognized tax benefits related to tax positions taken in the current and prior years, respectively.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2013, approximately $46.4 million (2012 - $24.3 million) was accrued for the payment of interest and penalties. In the year ended December 31, 2013, the Company recognized approximately $5.7 million (2012 - $1.3 million) interest and penalties.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years primarily from 2005 to 2012 with significant taxing jurisdictions including Canada, and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations, and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2011 - 2012
Canada	2005 - 2012
Brazil	2006 - 2012
Germany	2011 - 2012
France	2011 - 2012
China	2009 -2012
Ireland	2008 - 2012
Netherlands	2011 - 2012
In 2012, Valeant and its subsidiaries closed the Internal Revenue Service (“IRS”) audits through the 2010 tax year. Additionally, Valeant closed the examination by the Australian Tax Office for the 2010 tax year. Valeant remains under examination for various state tax audits in the U.S. for years 2002 to 2010. The Company is currently under examination by the Canada Revenue Agency for years 2005 to 2006 and remains open to examination for years 2005 and later. In February 2013 the Company has received a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. The total proposed adjustment will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in material change to the provision for income taxes.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013	2012	2011
Balance, beginning of year	$127,978	$102,290	$110,857
Acquisition of B&L	52,183	—	—
Acquisition of Medicis	—	6,556	—
Additions based on tax positions related to the current year	60,678	3,492	2,701
Additions for tax positions of prior years	19,543	19,036	—
Reductions for tax positions of prior years	(10,801)	(1,396)	(11,268)
Lapse of statute of limitations	(2,045)	(2,000)	—
Balance, end of year	$247,536	$127,978	$102,290
The Company estimates approximately $8.7 million of the above unrecognized tax benefits will be realized during the next 12 months.
Certain unrecognized tax benefits have been recorded as a reduction of deferred tax assets. In addition, certain unrecognized tax benefits are fully offset by tax attributes for which a full valuation allowance exists.
The Company effected an internal reorganization in December 2013 to streamline and integrate certain aspects of its operations. As part of this internal reorganization, the Company migrated certain of its intellectual property to Luxembourg. This is consistent with the evolution of the Company’s business and leverages the Company’s prior reorganization.
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
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the years ended December 31, 2013, 2012 and 2011 were calculated as follows:

	2013	2012	2011
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(866,142)	$(116,025)	$159,559
Basic weighted-average number of common shares outstanding (000s)	320,996	305,446	304,655
Dilutive effect of stock options and RSUs (000s)	—	—	8,484
Dilutive effect of convertible debt (000s)	—	—	12,980
Diluted weighted-average number of common shares outstanding (000s)	320,996	305,446	326,119

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(2.70)	$(0.38)	$0.52
Diluted	$(2.70)	$(0.38)	$0.49
In 2013 and 2012, all stock options, RSUs and Convertible Notes were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive, as it would have reduced the loss per share. The potential dilutive effect of stock options, RSUs and Convertible Notes on the weighted-average number of common shares outstanding was as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

	2013	2012
Basic weighted-average number of common shares outstanding (000s)	320,996	305,446
Dilutive effect of stock options and RSUs (000s)	6,470	7,158
Dilutive effect of Convertible Notes (000s)	—	520
Diluted weighted-average number of common shares outstanding (000s)	327,466	313,124
In 2013, 2012 and 2011, stock options to purchase approximately 1,090,000, 1,093,000 and 271,000 weighted-average common shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common shares and, therefore, the effect would have been anti-dilutive.

23.	SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest and income taxes paid during the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Interest paid	$652,910	$421,019	$247,879
Income taxes paid	65,072	41,425	45,399

24.	LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, antitrust, governmental and regulatory investigations, and related private litigation. There are also ordinary course employment-related issues and other types of claims in which the Company routinely becomes involved, but which individually and collectively are not material.
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
Medicis Shareholder Class Actions

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Prior to the Company’s acquisition of Medicis, several purported holders of then public shares of Medicis filed putative class action lawsuits in the Delaware Court of Chancery and the Arizona Superior Court against Medicis and the members of its Board of Directors, as well as one or both of Valeant and Merlin Merger Sub (the wholly-owned subsidiary of Valeant formed in connection with the Medicis Acquisition). The Delaware actions (which were instituted on September 11, 2012 and October 1, 2012, respectively) were consolidated for all purposes under the caption In re Medicis Pharmaceutical Corporation Stockholders Litigation, C.A. No. 7857-CS (Del. Ch.). The Arizona action (which was instituted on September 11, 2012) bears the caption Swint v. Medicis Pharmaceutical Corporation, et. al., Case No. CV2012-055635 (Ariz. Sup. Ct.). The actions all alleged, among other things, that the Medicis directors breached their fiduciary duties because they supposedly failed to properly value Medicis and caused materially misleading and incomplete information to be disseminated to Medicis’ public shareholders, and that Valeant and/or Merlin Merger Sub aided and abetted those alleged breaches of fiduciary duty. The actions also sought, among other things, injunctive and other equitable relief, and money damages. On November 20, 2012, Medicis and the other named defendants in the Delaware action signed a memorandum of understanding (“MOU”) to settle the Delaware action and resolve all claims asserted by the purported class.  The parties executed a Stipulation and Agreement of Compromise and Settlement on November 25, 2013.  The settlement is subject to court approval. Defendants have provided notice of the settlement to members of the proposed class and the Delaware Court of Chancery scheduled a settlement hearing for February 26, 2014.  In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses incurred in connection with the Delaware action.  Plaintiffs’ request for attorneys’ fees and expenses will be considered by the Delaware Court of Chancery at the settlement hearing. The plaintiff in the Arizona action agreed to dismiss her complaint. On January 15, 2013, the Arizona Superior Court issued an order granting the parties' joint stipulation to dismiss the Arizona action.
Obagi Shareholder Class Actions
Prior to the acquisition of all of the outstanding common stock of Obagi, the following complaints were filed: (i) a complaint in the Court of Chancery of the State of Delaware, dated March 22, 2013, and amended on April 1, 2013 and on April 8, 2013, captioned Michael Rubin v. Obagi Medical Products, Inc., et al.; (ii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 22, 2013, and amended on March 27, 2013, captioned Gary Haas v. Obagi Medical Products, Inc., et al.; and (iii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 27, 2013, captioned Drew Leonard v. Obagi Medical Products, Inc., et al. Each complaint is a purported shareholder class action and names as defendants Obagi and the members of the Obagi Board of Directors. The two complaints filed in California also name Valeant and Odysseus Acquisition Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Obagi acquisition) as defendants. The plaintiffs’ allegations in each action are substantially similar. The plaintiffs allege that the members of the Obagi Board of Directors breached their fiduciary duties to Obagi’s stockholders in connection with the sale of the company, and the California complaints further allege that Obagi, Valeant and Odysseus Acquisition Corp. aided and abetted the purported breaches of fiduciary duties. In support of their purported claims, the plaintiffs allege that the proposed transaction undervalued Obagi, involved an inadequate sales process and included preclusive deal protection devices. The plaintiffs in the Rubin case in Delaware and in the Haas case in California also filed amended complaints, which added allegations challenging the adequacy of the disclosures concerning the transaction. The plaintiffs sought damages and to enjoin the transaction, and also sought attorneys’ and expert fees and costs. On April 12, 2013, the defendants entered into an MOU with the plaintiffs in the actions pending in the Court of Chancery of the State of Delaware and the Superior Court of the State of California, pursuant to which Obagi and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. not to exceed a specified sum. After receiving notice that the parties had reached an agreement to settle the litigation, the Superior Court of the State of California scheduled a “Hearing on Order to Show Cause Re Dismissal”. On January 29, 2014, the court continued that hearing until May 1, 2014, pending completion of definitive documentation and approval proceedings in the Court of Chancery of the State of Delaware. On February 6, 2014, the Court of Chancery of the State of Delaware issued an Order for Notice and Scheduling of Hearing on Settlement, preliminarily certifying the Rubin case as a non-opt out class action for settlement purposes, directing notice of the proposed settlement to members of the class, and setting a hearing to consider final approval of the settlement for April 30, 2014.  In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses in an amount not to exceed a specified sum. Such amount will not be material to the Company's consolidated financial statements. If the proposed settlement is not approved or the applicable conditions are not satisfied, the defendants will continue to vigorously defend these actions.
Solta Shareholder Class Actions
Prior to the Company’s completion of the acquisition of Solta, several purported holders of then public shares of Solta filed putative class action lawsuits in the Delaware Court of Chancery and the Superior Court of the State of California, County of Alameda, against Solta and the members of its board of directors, as well as the Company, Valeant, and Sapphire Subsidiary

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Solta acquisition). The Delaware actions were consolidated for all purposes under the caption In re Solta Medical, Inc. Stockholders Litigation, C.A. No. 9170-CS (Del. Ch.). The California actions were filed under the captions Lathrop v. Covert, et al., Case No. HG13-707363 (Cal. Super.); Walter, et al. v. Solta Medical, Inc., et al., Case No. RG13-707659 (Cal. Super.); and Bushansky v. Solta Medical, Inc., et al., Case No. RG13-707997 (Cal. Super.). The plaintiffs’ allegations in each action were substantially similar. The actions all alleged, among other things, that the directors of Solta breached their fiduciary duties to the stockholders of Solta in connection with the Company's proposed acquisition of Solta. In support of their purported claims, the plaintiffs alleged that the proposed transaction did not appropriately value Solta, was the result of an inadequate process and included preclusive deal protection devices. The plaintiffs also alleged that the Schedule 14D-9 filed by Solta on December 23, 2013, in connection with the proposed transaction contained material omissions and misstatements. The complaints claimed that Solta, the Company, Valeant, and Sapphire Subsidiary Corp. aided and abetted the purported breaches of fiduciary duty. The actions sought, among other things, injunctive and other equitable relief, and money damages. The plaintiffs also sought attorneys’ and expert fees and costs. While the defendants believed that each of the aforementioned lawsuits were without merit and that they had valid defenses to all claims, in an effort to minimize the cost and expense of any litigation relating to the lawsuits, on January 11, 2014, following arms-length negotiations, Solta and the other named defendants signed a memorandum of understanding to settle the actions and resolve all claims asserted by the purported stockholder classes. The settlement, which is subject to court approval and further definitive documentation, provides for a release and settlement by Solta’s stockholders of all claims against Solta and the other defendants and their respective affiliates and agents in connection with the Company's acquisition of Solta. In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses in an amount to be determined by the Delaware Court of Chancery.
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
After extensive discovery, briefing and oral argument, the Court granted the defendants’ motion for summary judgment on all but one of the plaintiffs’ claims, and deferred ruling on the remaining claim. Following the summary judgment decision, the Company entered into binding settlement arrangements with both plaintiffs’ classes to resolve all existing claims against the Company. The total settlement amount payable was $49.25 million. In addition, the Company agreed to pay up to $500,000 toward settlement notice costs. These charges were recognized in the second quarter of 2012 within Other expense in the consolidated statements of (loss) income, the majority of which was paid in 2012 with the remainder paid in 2013. The settlements required Court approval. The direct purchaser class filed its motion for preliminary approval of its settlement on July 23, 2012. The hearing on final approval of that settlement took place on November 7, 2012, with the Court granting final approval to the settlement on that day. The hearing on final approval of the settlement with the indirect purchasers took place in June 2013, with the Court granting final approval to the settlement on July 22, 2013.
Solodyn® Antitrust Class Actions
On July 22, 2013, United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund, filed a civil antitrust class action complaint in the United States District Court for the Eastern District of Pennsylvania, Case No. 2:13-CV-04235-JCJ, against Medicis, the Company and various manufacturers of generic forms of Solodyn®, alleging

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn®.  The plaintiff further alleges that the defendants orchestrated a scheme to improperly restrain trade, and maintain, extend and abuse Medicis' alleged monopoly power in the market for minocycline hydrochloride extended release tablets to the detriment of plaintiff and the putative class of end-payor purchasers it seeks to represent, causing them to pay overcharges.  Plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleges that defendants have been unjustly enriched through their alleged conduct. Plaintiff seeks declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys' fees.  Additional class action complaints making similar allegations against all defendants, including Medicis and the Company have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly-situated direct or end-payor purchasers of Solodyn® (Rochester Drug Co-Operative, Inc., Case No. 2:13-CV-04270-JCJ (E.D. Pa. filed July 23, 2013); Local 274 Health & Welfare Fund, Case No. 2:13-CV-4642-JCJ (E.D.Pa. filed Aug. 9, 2013); Sheet Metal Workers Local No. 25 Health & Welfare Fund, Case No. 2:13-CV-4659-JCJ (E.D. Pa. filed Aug. 8, 2013); Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund, Case No. 2:13-CV-5021-JCJ (E.D. Pa. filed Aug. 27, 2013); Heather Morgan, Case No. 2:13-CV-05097 (E.D. Pa. filed  Aug. 29, 2013); Plumbers & Pipefitters Local 176 Health & Welfare Trust Fund, Case No. 2:13-CV-05105 (E.D. Pa. filed Aug. 30, 2013); Ahold USA, Inc., Case No. 1:13-cv-12225 (D. Mass. filed Sept. 9, 2013); City of Providence, Rhode Island, Case No. 2:13-cv-01952 (D. Ariz. filed Sept. 24, 2013); International Union of Operating Engineers Stationary Engineers Local 39 Health & Welfare Trust Fund, Case No. 1:13-cv-12435 (D. Mass. filed Oct. 2, 2013); Painters District Council No. 30 Health and Welfare Fund et al., Case No. 1:13-cv-12517 (D. Mass. filed Oct. 7, 2013); Man-U Service Contract Trust Fund, Case No. 13-cv-06266-JCJ (E.D. Pa. filed Oct. 25, 2013)).  On August 29, 2013, International Union of Operating Engineers Local 132 Health and Welfare Fund voluntarily dismissed the class action complaint it had originally filed on August 1, 2013, in the United States District Court for the Northern District of California, and on August 30, 2013, re-filed its class action complaint in the United States District Court for the Eastern District of Pennsylvania (Case No. 2:13-cv-05108). The International Union of Operating Engineers Local 132 Health and Welfare Fund complaint makes similar allegations against all defendants, including Medicis and the Company, and seeks similar relief, to the other end-payor plaintiff complaints.  On October 11, 2013, Medicis and the Company filed a motion with the Judicial Panel for Multidistrict Litigation ("JPML") seeking an order transferring and consolidating the thirteen putative class action cases for coordinated pretrial proceedings.  The motion has been fully briefed and oral arguments before the JPML were heard on February 6, 2014. On February 25, 2014, the JPML ordered that the cases pending outside the District of Massachusetts be transferred to the District of Massachusetts, with the consent of that court, for coordinated or consolidated pretrial proceedings with the actions already pending in that district.  We are in the process of evaluating the claims and plan to vigorously defend these actions.
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
Cobalt TIAZAC® XC Litigation
On or about August 17, 2012, VIB and Valeant Canada received a Notice of Allegation from Cobalt Pharmaceuticals Company (“Cobalt”) with respect to diltiazem hydrochloride 180 mg, 240 mg, 300 mg and 360 mg tablets, marketed in Canada by Valeant Canada as TIAZAC® XC. The patents in issue are Canadian Patent Nos. 2,242,224, and 2,307,547. Cobalt alleged that its generic form of TIAZAC® XC does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister of Health from issuing a Notice of Compliance to Cobalt was issued in the Federal Court of Canada on September 28, 2012 (Case No. T-1805-12). A motion to declare Cobalt’s Notice of Allegation to be null and void due to a conflict of interest on the part of Cobalt’s legal counsel was heard by a judge of the Federal Court on December 17, 2012. A decision was issued on June 12, 2013 dismissing the motion in part. In particular, VIB and Valeant were successful on their motion to disqualify Cobalt’s counsel; however, a declaration that Cobalt’s Notice of Allegation is null and void was not granted. Both parties appealed the decision (Case No. A-221-13) and the appeal and cross-appeal were heard on November 13, 2013 and, in a decision rendered on February 24, 2014, the Court of Appeal dismissed both the appeal and the cross-appeal. Cobalt brought a motion to dismiss the application in respect of Canadian Patent No. 2,242,224, but the motion was dismissed.  Cobalt has filed an appeal (Case No. A-434-13), but no hearing date has been set.  Cobalt also brought a motion to dismiss the application in respect of Canadian Patent No. 2,307,547.  That motion is expected to be heard in June 2014, with the main application. Otherwise, the application is proceeding in the ordinary course. Cross-examinations are ongoing. A hearing in this matter is expected to take place in June 2014.
Banner TARGRETIN® Litigation
On or about August 26, 2011, Eisai received a Notice of Paragraph IV Certification dated August 25, 2011 from Banner Pharmacaps Inc. (“Banner”), related to Banner’s ANDA filing with the FDA for bexarotene capsules, 75 mg, which correspond to the Targretin® capsules. In the notice, Banner asserted that U.S. Patent Nos. 5,780,676 C1 (the “'676 Patent”) and 5,962,731 (the “'731 Patent”), which are listed in the FDA’s Orange Book for Targretin®, are either invalid, unenforceable and/or will not be infringed by Banner’s manufacture, use, sale or offer to sell of Banner’s generic product for which the ANDA was submitted. At that time, Eisai held the U.S. rights to the Targretin® product, including the '676 patent and the '731 patent and the NDA for the Targretin® product. Eisai filed suit pursuant to the Hatch-Waxman Act against Banner on October 4, 2011, in the U.S. District Court for the District of Delaware (Case No. 1:11-cv-901(GMS)), thereby triggering a 30-month stay of the approval of Banner’s ANDA. In the suit, Eisai alleged infringement by Banner of one or more claims of the '676 Patent and the '731 Patent. On December 18, 2012, Mylan Pharmaceuticals Inc. (“Mylan”) was added as a defendant in the proceedings after Eisai was informed that Mylan had acquired certain rights in the ANDA. On February 20, 2013, the Company acquired from Eisai the U.S. rights to the Targretin® product, including the '676 patent and the '731 patent and the NDA for the Targretin® product, which were, in turn, transferred to the Company’s indirect wholly-owned subsidiary, Valeant Pharmaceuticals Luxembourg S.a.r.l. (“Valeant Luxembourg”). On April 24, 2013, the parties entered into a stipulation to add Valeant Luxembourg as a plaintiff in the proceedings. Fact discovery closed in June 2013. Document production with respect to Eisai was completed on April 11, 2013. Expert discovery, which began in July 2013, has been completed. On December 13, 2013, the parties executed a settlement agreement in this matter. Under the terms of the settlement agreement, the pending litigation was dismissed, and Mylan and Banner will receive a license to begin selling their generic version of the product on July 9, 2015, or earlier under certain circumstances.
AntiGrippin® Litigation
Two suits have been brought against the Company's subsidiary, Natur Produkt, seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names. The first matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately $50 million. The $50 million charge was recognized in the fourth quarter of 2013 in Other expense in the consolidated statements of (loss) income. Natur Produkt has appealed this decision. A hearing in the appeal proceeding is scheduled for March 16, 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Natur Produkt was served with a claim in the second matter (Case No. A-56-38592/2013, Arbitration Court of St. Petersburg) on July 16, 2013 by the plaintiff in that matter (ZAO Tsentr Vnedreniya PROTEK ("Protek")). A hearing was held in this matter on September 29, 2013 and, on October 18, 2013, the court found in favor of Natur Produkt. Protek filed an appeal of the decision on November 26, 2013. A hearing in the appeal proceeding was held on January 30, 2014 and the appeal court also found in favour of Natur Produkt. Protek has the right to appeal that decision to the cassation court.

Natur Produkt intends to vigorously defend both of these matters.
Watson ACANYA® Litigation
On or about September 10, 2013, the Company’s subsidiary, Dow Pharmaceuticals Sciences, Inc. (“Dow”), received a Notice of Paragraph IV Certification dated September 9, 2013 from Watson Laboratories, Inc. (“Watson”), related to Watson’s ANDA filing with the FDA for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, for topical use, which corresponds to the Company’s Acanya® Gel product. In the notice, Watson asserted that U.S. Patent No. 8,288,434 (the “'434 Patent”), which is listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Watson’s generic products for which the ANDA was submitted. Dow holds the NDA for Acanya® Gel and is owner of the ‘434 Patent. Dow and the Company’s subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), filed suit pursuant to the Hatch-Waxman Act against Watson on October 24, 2013, in the U.S. District Court for the District of New Jersey (Case No. 2:33-av-00001), thereby triggering a 30-month stay of the approval of Watson’s ANDA. In the suit, Dow and VPNA allege infringement by Watson of one or more claims of the '434 Patent. This matter is proceeding in the ordinary course.
Perrigo ACANYA® Litigation
On October 3, 2013, Dow received a Notice of Paragraph IV Certification dated October 2, 2013 from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo”), related to Perrigo’s ANDA filing with the FDA for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, which corresponds to the Company’s Acanya® Gel product. In the notice, Perrigo asserted that U.S. Patent No. 8,288,434 (the “'434 Patent”), which is listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale or importation of Perrigo’s generic product for which the ANDA was submitted. Dow holds the NDA for Acanya® Gel and is the owner of the ‘434 Patent. Dow and VPNA filed suit pursuant to the Hatch-Waxman Act against Perrigo on November 15, 2013, in the U.S. District Court for the District of New Jersey (Case No. 2:33-av-00001), thereby triggering a 30-month stay of the approval of Perrigo’s ANDA. In the suit, Dow and VPNA allege infringement by Perrigo of one or more claims of the '434 Patent. This matter is proceeding in the ordinary course.
Allergan Patent Infringement Proceeding - Restylane-L® and Perlane-L®
On September 13, 2013, Allergan USA, Inc. and Allergan Industrie, SAS (collectively, “Allergan”) filed a Complaint for Patent Infringement in the United States District Court for the Central District of California (Case No. SACV13-1436 AG (JPRX)) against the Company and certain of its affiliates, including Medicis. The complaint alleges that the Company and its affiliates named in the complaint have infringed Allergan’s US Patent No. 8,450,475 (the “‘475 Patent”) by selling, offering to sell and importing in and into the United States the Company’s Restylane-L® and Perlane-L® dermal filler products. Allergan is seeking a permanent injunction and unspecified damages. The Company filed an Answer in this matter on November 18, 2013. The matter is proceeding in the ordinary course. The Company and the licensor of the ‘475 patent are vigorously defending this matter.
PROLENSA® Litigation
On or about December 20, 2013, the Company and B&L received a Notice of Paragraph IV Certification dated December 19, 2013 from Lupin, Ltd. (“Lupin”), related to Lupin’s ANDA filing with the FDA for bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. In the notice, Lupin asserted that U.S. Patent No. 8,129,431 (the “'431 Patent”), which is listed in the FDA’s Orange Book for Prolensa®, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic product for which the ANDA was submitted. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju Pharmaceutical Co., Ltd. (“Senju”) of the ‘431 Patent. B&L, Bausch & Lomb Phama Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Lupin on January 31, 2014, in the U.S. District Court for the District of New Jersey (Case No. 2:33-av-00001), thereby triggering a 30-month stay of the approval of Lupin’s ANDA. In the suit, the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Plaintiffs allege infringement by Lupin of one or more claims of the ‘431 Patent. This matter is proceeding in the ordinary course.
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
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. The Company filed its certification materials on February 6, 2013 and a hearing on certification was held on September 3 to 6, 2013.  An additional hearing day was scheduled for January 16, 2014. On November 8, 2013, the Plaintiff served an amended notice of civil claim which seeks to re-characterize the representation claims and broaden them from what was originally claimed.  As a result, the hearing date scheduled for January 16, 2014 was cancelled and the parties are making submissions to address the impact of the amendments.  Following the court’s determination, a revised certification hearing schedule will be set. The Company denies the allegations being made and is vigorously defending this matter.
Anacor Breach of Contract Proceeding
On or about October 29, 2012, the Company received notice from Anacor Pharmaceuticals, Inc. (“Anacor”) seeking to commence arbitration of a breach of contract dispute under a master services agreement dated March 26, 2004 between Anacor and Dow Pharmaceuticals (“Dow”) related to certain development services provided by Dow in connection with Anacor’s efforts to develop its onychomycosis nail-penetrating anti-fungal product. Anacor has asserted claims for breach of contract, breach of fiduciary duty, intentional interference with prospective business advantage and unfair competition. Anacor is seeking injunctive relief (for a certain period ending after the approval of the Company's pending new drug application for efinaconazole, its topical product candidate for the treatment of onychomycosis) and damages of at least $215.0 million. Following a hearing in July 2013 on a motion brought by the Company, the Arbitrator dismissed Anacor's claim for breach of fiduciary duty.  Prior to the hearing on that motion, Anacor voluntarily agreed to dismiss its claims for conversion and interference with prospective business advantage.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

A hearing in the arbitration was held in September 2013. On October 17, 2013, the arbitrator issued an interim final award providing for the Company to make a one-time payment of $100.0 million in damages plus costs and fees to Anacor. Subsequently, on October 27, 2013, the Company and Anacor entered into a settlement agreement to resolve all outstanding disputes between them, including this arbitration with Dow and the arbitration and litigation with Medicis disclosed below. As part of the settlement agreement, Anacor and the Company agreed that the Company would pay Anacor a one-time payment of $142.5 million to settle all existing and future claims related to Anacor's intellectual property, confidential information and contractual rights. The $142.5 million charge was recognized in the third quarter of 2013 in Other expense in the consolidated statements of (loss)/income.  The Company made such payment to Anacor in the fourth quarter of 2013 and, as a result, the arbitration has been withdrawn and the interim final award ordered by the arbitrator has been vacated. Nothing in the settlement agreement prevents the launch of efinaconazole (Jublia®).
Legacy Medicis Litigation
Anacor Arbitration and Litigation
On November 28, 2012, Anacor filed a claim for arbitration, alleging that Medicis had breached the research and development agreement between the parties relating to the discovery and development of boron-based small molecule compounds directed against a target for the potential treatment of acne (the “Agreement”). Under the terms of the Agreement, Anacor is responsible for discovering and conducting the early development of product candidates which utilize Anacor’s proprietary boron chemistry platform, and Medicis will have an option to obtain an exclusive license for products covered by the Agreement. Anacor alleges in its claim that it is entitled to a milestone payment from Medicis due to its identification and development of a suitable compound to be advanced in the research collaboration. Medicis believed Anacor failed to meet the milestone requirements and, on May 18, 2012, provided notice to Anacor that Anacor has breached the Agreement. On December 11, 2012, Medicis filed a suit against Anacor in the Delaware Chancery Court (Case No. 8095-VCP) seeking declaratory and equitable relief, including specific performance under the Agreement, as well as a motion for preliminary injunction of the arbitration proceedings. Anacor filed a motion to dismiss this matter and a hearing was held on the motion on April 24, 2013. The Chancery Court rejected Anacor’s motion on August 12, 2013. As indicated above (under “- General Civil Actions - Anacor Breach of Contract Proceeding”), on October 27, 2013, the Company and Anacor entered into a settlement agreement to resolve all outstanding disputes between them, including these proceedings with Medicis. As further described above, as part of the settlement agreement, Anacor and the Company agreed to settle all existing and future claims related to Anacor's intellectual property, confidential information and contractual rights in exchange for a one-time payment by the Company to Anacor. The Company made such payment to Anacor and, as a result, the arbitration and litigation between Medicis and Anacor has been withdrawn.
Alkem Laboratories Limited Paragraph IV Patent Certification for Generic Versions of SOLODYN®
On October 29, 2012, Medicis received a Notice of Paragraph IV Patent Certification from Alkem Laboratories Limited (“Alkem”) advising that Alkem had filed an ANDA with the FDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 65mg, 90mg, 115mg and 135mg strengths. Alkem’s Paragraph IV Patent Certification alleges that Medicis’ U.S. Patent Nos. 5,908,838, 7,541,347, 7,544,373, 7,790,705, 7,919,483, 8,252,776 and 8,268,804 are invalid, unenforceable and/or will not be infringed by Alkem’s manufacture, use or sale of the products for which the ANDA was submitted. On December 5, 2012, Medicis filed suit against Alkem in the United States District Court for the District of Delaware (Case No. 12-1663(LPS)). On December 7, 2012, Medicis filed suit against Alkem in the United States District Court for the District of New Jersey. The suits seek an adjudication that Alkem has infringed one or more claims of Medicis’ U.S. Patent Nos. 5,908,838, 7,790,705 and 8,268,804 (the “Patents”) by submitting to the FDA an ANDA for generic versions of SOLODYN® (minocycline HCl, USP) Extended Release Tablets in 45mg, 65mg, 90mg, 115mg and 135mg strengths. The relief requested includes requests for a permanent injunction preventing Alkem from infringing the asserted claims of the Patents by engaging in the manufacture, use, offer to sell, sale, importation or distribution of generic versions of SOLODYN before the expiration of the Patents. On November 7, 2013, Medicis and Alkem entered into a settlement agreement in this matter. Under the terms of the settlement agreement, Alkem received a royalty-bearing license under the Patents from Medicis on entry dates terms that are consistent with those previously provided to generics.
Civil Investigative Demand from the U.S. Federal Trade Commission
On May 2, 2012, Medicis received a civil investigative demand from the FTC requiring that Medicis provide to the FTC information and documents relating to various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice, and other efforts principally relating to SOLODYN®. On June 7, 2013, Medicis received an

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

additional civil investigative demand relating to such settlements, agreements and efforts. Medicis is cooperating with this investigative process. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge Medicis through a civil administrative or judicial proceeding. If the FTC ultimately challenges the agreements, we would expect to vigorously defend in any such action.
Employment Matter
In September, 2011, Medicis received a demand letter from counsel purporting to represent a class of female sales employees alleging gender discrimination in, among others things, compensation and promotion as well as claims that the former management group maintained a work environment that was hostile and offensive to female sales employees. Related charges of discrimination were filed prior to the end of 2011 by six former female sales employees with the Equal Employment Opportunity Commission (the “EEOC”). Three of those charges have been dismissed by the EEOC and the EEOC has made no findings of discrimination. Medicis engaged in mediation with such former employees. On March 19, 2013, Medicis and counsel for the former employees signed an MOU to settle this matter on a class-wide basis and resolve all claims with respect thereto. In connection with the agreed-upon settlement, Medicis would pay a specified sum and would pay the costs of the claims administration up to an agreed-upon fixed amount. Medicis would also implement certain specified programmatic relief. The parties have signed a definitive settlement agreement in this matter. On September 5, 2013, a putative class action was filed in U.S. District Court for the District of Columbia in the matter of Brown et al. v. Medicis Pharmaceutical Corporation (No. 1:13-cv-01345-RJL) based on the allegations described above. Simultaneously with the filing of the Complaint, the parties filed a motion for preliminary approval of the class action settlement.  Among other things, the settlement agreement, if approved, will resolve all of the remaining related EEOC charges. No hearing on the motion for preliminary approval of the class action settlement has been set.
Legacy B&L Litigation
MoistureLoc™ Product Liability Lawsuits
Currently, B&L has been served or is aware that it has been named as a defendant in approximately 324 currently active product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below as well as certain other U.S. state courts on behalf of individuals who claim they suffered personal injury as a result of using a contact lens solution with MoistureLoc™. Two consolidated cases were established to handle MoistureLoc™ claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There are approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc™ caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. A scheduling order for briefs and oral argument has not been issued by the court yet.
All matters under jurisdiction of the coordinated proceedings in the Federal District Court for the District of South Carolina have been dismissed, including individual actions for personal injury and a class action purporting to represent a class of consumers who suffered economic claims as a result of purchasing a contact lens solution with MoistureLoc™.
Currently B&L has settled approximately 629 cases in connection with MoistureLoc™ product liability suits. All but one U.S. based fusarium claims have now been resolved and there are less than five active fusarium claims involving claimants outside of the United States that remain pending. The parties in these active matters are involved in settlement discussions.
Subpoenas from the New York Office of Inspector General for the U.S. Department of Health and Human Services
On June 29, 2011, B&L received a subpoena from the New York Office of Inspector General for the U.S. Department of Health and Human Services regarding payments and communications between B&L and medical professionals related to its pharmaceutical products Lotemax® and Besivance®. The government has indicated that the subpoena was issued in connection with a civil investigation, and B&L is cooperating fully with the government’s investigation. B&L has heard of no additional

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

activity at this time, and whether the government’s investigation is ongoing or will result in further requests for information is unknown. B&L and the Company will continue to work with the Office of Inspector General regarding the scope of the subpoena and any additional specific information that may be requested.

25.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain facilities, vehicles and equipment principally under operating leases. Rental expense related to operating lease agreements amounted to $51.9 million, $22.9 million and $18.1 million in 2013, 2012 and 2011, respectively. The increase in rental expense for the year ended December 31, 2013 was driven primarily by new acquisitions during the year, including the B&L Acquisition.
Minimum future rental payments under non-cancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

	Total	2014	2015	2016	2017	2018	Thereafter
Lease obligations	$269,336	$66,123	$48,534	$38,082	$28,122	$22,792	$65,683
Other Commitments
The Company has commitments related to capital expenditures of approximately $53.0 million as of December 31, 2013, primarily related to new manufacturing lines to support the growth of the contact lens business.
Under certain research and development agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. The Company may make contingent consideration payments of up to $200 million related to Valeant’s acquisition of Aton. However, these potential payments are based on further progression of the A007 (Lacrisert®) development program which was terminated during 2013. The Company could also pay contingent consideration related to business combinations of up to $74.0 million, $60.0 million, $59.9 million and $40.0 million related to acquisitions of OraPharma, Eisai, iNova and University Medical, respectively. Each of these arrangements is further described in note 3. In addition, as of December 31, 2013, the Company may pay potential milestone payments of up to $1,159.6 million, in the aggregate, to third-parties, primarily due to certain development, collaboration and license agreements as further described in note 5 titled “COLLABORATION AGREEMENTS”.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods, and other conditions and limits. As of December 31, 2013 or 2012, no material amounts were accrued for the Company’s obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

26.	SEGMENT INFORMATION
Reportable Segments
As a result of the Company’s acquisition strategy and continued growth, impacted by the December 2012 Medicis Acquisition, the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), began to manage the business differently in 2013, which necessitated a realignment of the segment structure, effective in the first quarter of 2013. Pursuant to this change, the Company now has two operating and reportable segments: (i) Developed Markets, and (ii) Emerging Markets. Accordingly, the Company has restated prior period segment information to conform to the current period presentation. The following is a brief description of the Company’s segments:

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of eye health, dermatology and podiatry, aesthetics, and dentistry, (ii) sales in the U.S. of pharmaceutical products indicated for the treatment of neurological and other

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

diseases, as well as alliance revenue from the licensing of various products we developed or acquired, and (iii) pharmaceutical products, OTC products, and medical device products sold in Canada, Australia, New Zealand, Western Europe and Japan.

•
Emerging Markets consists of branded generic pharmaceutical products and branded pharmaceuticals, OTC products, and medical device products. Products are sold primarily in Central and Eastern Europe (primarily Poland and Russia), Asia, Latin America (Mexico, Brazil, and Argentina and exports out of Mexico to other Latin American markets), Africa and the Middle East.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs and other expense and in-process research and development impairments and other charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

Segment Revenues and Profit
Segment revenues and profit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Revenues:
Developed Markets(1)	$4,293,216	$2,502,264	$1,762,535
Emerging Markets(2)	1,476,389	978,112	664,915
Total revenues	5,769,605	3,480,376	2,427,450
Segment profit:
Developed Markets(3)	573,232	815,902	740,316
Emerging Markets(4)	92,995	68,958	(24,929)
Total segment profit	666,227	884,860	715,387
Corporate(5)	(165,666)	(138,200)	(180,008)
Restructuring, integration and other costs	(514,825)	(344,387)	(97,667)
In-process research and development impairments and other charges	(153,639)	(189,901)	(109,200)
Acquisition-related costs	(36,416)	(78,604)	(32,964)
Acquisition-related contingent consideration	29,259	5,266	10,986
Other expense	(234,442)	(59,349)	(6,575)
Operating (loss) income	(409,502)	79,685	299,959
Interest income	8,023	5,986	4,084
Interest expense	(844,316)	(481,596)	(334,526)
Loss on extinguishment of debt	(65,014)	(20,080)	(36,844)
Foreign exchange and other	(9,465)	19,721	26,551
Gain on investments, net	5,822	2,056	22,776
Loss before recovery of income taxes	$(1,314,452)	$(394,228)	$(18,000)
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue of $2,051.0 million in 2013, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from the B&L, Medicis, Obagi, OraPharma, J&J North America and QLT acquisitions. Developed Markets segment revenues reflect incremental product sales revenue $679.0 million in 2012, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from Dermik, Ortho Dermatologics, iNova, OraPharma and Medicis acquisitions.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue of $415.6 million in 2013, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from the B&L, Natur Produkt, Gerot Lannach and Atlantis acquisitions. Emerging Markets segment revenues reflect incremental product sales revenue of $310.9 million in 2012, in the aggregate, from all 2011 acquisitions and all 2012 acquisitions, primarily from Sanitas, iNova, Probiotica, PharmaSwiss,and Gerot Lannach acquisitions.

(3)
Developed Markets segment profit in 2013 reflects (i) the addition of operations from all 2012 acquisitions and all 2013 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $1,080.4 million in 2013, in the aggregate, primarily from B&L, legacy Valeant and Medicis operations and (ii) an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013 (see note 7 titled “FAIR VALUE MEASUREMENTS”). Developed Markets segment profit in 2012 reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $506.4 million in 2012, in the aggregate, primarily from legacy Valeant, Dermik, Ortho Dermatologics, iNova, Medicis and OraPharma operations. Developed Markets segment profit in 2011 reflects the addition of operations from all 2010 acquisitions and all 2011 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $144.8 million in 2011, in the aggregate, primarily from legacy Valeant, Dermik, iNova and Ortho Dermatologics operations.

(4)
Emerging Markets segment profit in 2013 reflects the addition of operations from all 2012 acquisitions and all 2013 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $320.5 million in 2013, in the aggregate, primarily from B&L, legacy Valeant and Medicis operations. Emerging Markets segment profit in 2012 reflects the addition of operations from all 2011 acquisitions and all 2012 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $180.5 million in 2012, in the aggregate, primarily from legacy Valeant, PharmaSwiss, Sanitas, iNova and Gerot Lannach operations. Emerging Markets segment profit in 2011 reflects the addition of operations from all 2010 acquisitions and all 2011 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $136.8 million in 2011, in the aggregate, primarily from legacy Valeant, PharmaSwiss and Sanitas operations.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

(5)
Corporate reflects non-restructuring-related share-based compensation expense of $45.5 million, $66.2 million and $93.0 million in 2013, 2012 and 2011, respectively. The non-restructuring-related share-based compensation expense includes the effect of the fair value increment on Valeant stock options and RSUs converted into the Company awards of $58.6 million in 2011.

Segment Assets
Total assets by segment as of December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Assets(1):
Developed Markets(2)	$20,473,356	$12,893,726	$9,171,332
Emerging Markets(3)	6,441,678	4,022,039	3,270,476
	26,915,034	16,915,765	12,441,808
Corporate	1,055,763	1,034,614	666,311
Total assets	$27,970,797	$17,950,379	$13,108,119
____________________________________

(1)	The segment assets as of December 31, 2012 and 2011 contain reclassifications between segments to conform to the current year management structure.

(2)
Developed Markets segment assets as of December 31, 2013 reflect (i) the provisional amounts of identifiable intangible assets and goodwill of B&L of $3,977.9 million and $3,226.7 million, respectively, (ii) the amounts of identifiable intangible assets and goodwill of Obagi of $335.5 million and $158.5 million, respectively, and (iii) the amounts of identifiable intangible assets acquired from Eisai of $112.0 million. Developed Markets segment assets as of December 31, 2013 reflect the amounts of identifiable intangible assets and goodwill acquired from Medicis, OraPharma, QLT, J&J North America, and University Medical of $2,227.0 million and $1,481.0 million, in the aggregate, respectively.

(3)
Emerging Markets segment assets as of December 31, 2013 reflect (i) the provisional amounts of identifiable intangible assets and goodwill of B&L of $782.7 million and $1,135.7 million, respectively, (ii) the amounts of identifiable intangible assets and goodwill of Natur Produkt of $104.8 million and $40.9 million, respectively, and (iii) the amount of Obagi’s goodwill of $21.6 million. Emerging Markets segment assets as of December 31, 2012 reflect the provisional amounts of identifiable intangible assets and goodwill of Probiotica, J&J ROW, Atlantis and Gerot Lannach of $303.6 million and $47.5 million, in the aggregate, respectively.

Capital Expenditures, and Depreciation and Amortization, including Impairments of Finite-Lived Intangible Assets
Capital expenditures, and depreciation and amortization, including impairments of finite-lived intangible assets by segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Capital expenditures:
Developed Markets	$54,126	$12,270	$3,700
Emerging Markets	51,922	61,607	33,989
	106,048	73,877	37,689
Corporate	9,271	33,761	20,826
Total capital expenditures	$115,319	$107,638	$58,515
Depreciation and amortization, including impairments of finite-lived intangible assets(1):
Developed Markets	$1,687,705	$755,108	$447,420
Emerging Markets	313,659	224,544	159,039
	2,001,364	979,652	606,459
Corporate	14,442	6,570	6,144
Total depreciation and amortization, including impairments of finite-lived intangible assets	$2,015,806	$986,222	$612,603
____________________________________
The increase in capital expenditures in Emerging Markets segment in 2012 was driven primarily by the construction of two manufacturing facilities in Serbia and Mexico.

(1)
Depreciation and amortization, including impairments of finite-lived intangible assets in 2013 reflects the impact of acquisition accounting adjustments related to the fair value adjustment to identifiable intangible assets as follows: Developed Markets — $773.0 million; and Emerging Markets — $255.4 million. In addition, depreciation and amortization, including impairments of finite-lived intangible assets in 2013 also reflects (i) an impairment charge

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

of $551.6 million related to ezogabine/retigabine (immediate-release formulation) which is co-developed and marketed under a collaboration agreement with GSK, (ii) impairment charges of $31.5 million related to the write-down of the carrying values of intangible assets related to certain suncare and skincare brands sold primarily in Australia, and (iii) a write-off of $22.2 million related to Opana®, a pain relief medication approved in Canada.
Depreciation and amortization, including impairments of finite-lived intangible assets in 2012 reflects the impact of acquisition accounting adjustments related to the fair value adjustment to identifiable intangible assets as follows: Developed Markets — $430.5 million; and Emerging Markets — $177.5 million. In addition, depreciation and amortization, including impairments of finite-lived intangible assets in 2012 also reflects (i) impairment charges of $31.3 million related to the write-down of the carrying values of intangible assets related to certain suncare and skincare brands sold primarily in Australia, which were classified as assets held for sale as of December 31, 2012, (ii) an $18.7 million impairment charge related to the write-down of the carrying value of the Dermaglow® intangible asset, which was classified as an asset held for sale as of December 31, 2012, and (iii) impairment charges of $13.3 million related to the discontinuation of certain products in the Brazilian and Polish markets.
Depreciation and amortization, including impairments of finite-lived intangible assets in 2011 reflects the impact of acquisition accounting adjustments related to the fair value adjustment to identifiable intangible assets as follows: Developed Markets — $116.3 million; and Emerging Markets — $106.0 million. In addition, depreciation and amortization, including impairments of finite-lived intangible assets in 2011 also reflects impairment charges of $7.9 million and $19.8 million related to the write-down of the carrying values of the IDP-111 and 5-FU intangible assets, respectively.
For further information regarding asset impairment charges, see note 12 titled “INTANGIBLE ASSETS AND GOODWILL”.
Revenues by Product Category
Revenues by product category for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Pharmaceuticals	$2,640,364	$1,978,960	$1,471,810
Devices	842,244	77,037	995
OTC	704,706	209,280	140,144
Branded and Other Generics	1,453,019	1,023,315	642,101
Alliance and Royalty, Service and Other	129,272	191,784	172,400
	$5,769,605	$3,480,376	$2,427,450
Geographic Information
Revenues and long-lived assets by geographic region for the years ended and as of December 31, 2013, 2012 and 2011 were as follows:

	Revenues(1)			Long-Lived Assets(2)
	2013	2012	2011	2013	2012	2011
U.S. and Puerto Rico	$3,194,531	$1,885,842	$1,361,636	$592,045	$60,432	$22,619
Canada	387,389	349,137	256,820	87,722	109,728	129,510
Poland	268,788	199,278	179,501	110,035	110,890	106,743
Russia	202,840	71,181	8,720	7,048	228	—
Mexico	200,890	167,445	151,948	82,491	73,894	53,500
Australia	178,204	184,073	79,204	3,391	4,402	16,636
Brazil	155,577	135,114	87,190	41,371	45,959	49,231
Germany	130,938	1,931	22,396	83,805	—	—
Japan	104,902	12,164	—	1,336	—	—
Serbia	91,930	90,768	81,867	39,981	32,057	10,039
China	90,988	552	—	44,334	—	—
France	86,916	2,532	—	40,472	—	—
Other (3)	675,712	380,359	198,168	100,205	25,134	25,964
	$5,769,605	$3,480,376	$2,427,450	$1,234,236	$462,724	$414,242
____________________________________

(1)	Revenues are attributed to countries based on the location of the customer.

(2)	Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which is attributed to countries based on the physical location of the assets.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share data)

(3)	Other consists primarily of countries in Europe, the Middle East, Africa, and Asia.
Major Customers
External customers that accounted for 10% or more of the Company’s total revenues for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
McKesson Corporation	19%	20%	23%
Cardinal Health, Inc.	13%	20%	21%
AmerisourceBergen Corporation	7%	8%	10%

27.	SUBSEQUENT EVENTS AND PENDING TRANSACTIONS
Subsequent Events
Series E Tranche B Term Loan Facility Repricing and Additional Series A-3 Tranche A Term Loan Borrowings
On February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the Series E Tranche B Term Loan Facility by the issuance of $2.95 billion in new incremental term loans (the “Series E-1 Tranche B Term Loan Facility”). Term loans under the Series E Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series E-1 Tranche B Term Loan Facility and proceeds of the additional Series A-3 Tranche A Term Loan Facility issuance described below. The applicable margins for borrowings under the Series E-1 Tranche B Term Loan Facility are 2.0% with respect to base rate borrowings and 3.0% with respect to LIBO rate borrowings, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor. The Series E-1 Tranche B Term Loan Facility has terms consistent with the Series E Tranche B Term Loan Facility. Any prepayment of the Series E-1 Tranche B Term Loan Facility in connection with certain repricings or refinancings on or prior to August 6, 2014 will require a prepayment premium of 1.0% of such loans prepaid.
Concurrently, on February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement for the issuance of $225.6 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. Proceeds from this transaction were used to repay part of the term loans outstanding under the Series E Tranche B Term Loan Facility.
In addition, on February 6, 2014, in connection with Amendment No.8 an additional $1.5 million of the Series A-1 Tranche A Term Loan Facility was exchanged and/or converted into the Series A-3 Tranche A Term Loan Facility.
Solta Medical, Inc.
On January 23, 2014, the Company acquired all of the outstanding common stock of Solta Medical, Inc. (“Solta Medical”) for $2.92 per share in cash, or approximately $250 million, in the aggregate. All outstanding shares of common stock of Solta Medical, other than (i) shares owned, directly or indirectly, by the Company or Valeant or any direct or indirect wholly-owned subsidiary of the Company or Valeant immediately prior to the effective time of the merger or held by Solta Medical (other than on behalf of third parties) or any direct or indirect wholly-owned subsidiary of Solta Medical immediately prior to the effective time of the merger, all of which was cancelled and ceased to exist and (ii) shares that were held by stockholders of Solta Medical who properly exercised their appraisal rights under Delaware law, were canceled and converted into the right to receive cash equal to the $2.92 price per share, without interest (less any applicable withholding taxes). As a result of the completion of the merger, Solta Medical has become a wholly-owned subsidiary of Valeant.
Solta Medical designs, develops, manufactures, and markets energy-based medical device systems for aesthetic applications. Solta Medical’s products include the Thermage CPT system that provides non-invasive treatment options using radiofrequency energy for skin tightening, the Fraxel repair system for use in dermatological procedures requiring ablation, coagulation, and resurfacing of soft tissue, the Clear + Brilliant® system to improve skin texture and help prevent the signs of aging skin, and the Liposonix® system that destroys unwanted fat cells resulting in waist circumference reduction.
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
Pending Transactions
PreCision Dermatology, Inc.
On January 31, 2014, the Company entered into an agreement to acquire PreCision Dermatology, Inc. (“PreCision”) for $475 million in cash, plus an additional $25 million payable upon the achievement of a sales-based milestone. PreCision develops and markets a wide range of medical dermatology products, treating a number of topical disease states such as acne and atopic dermatitis with products such as Locoid®, Hylatopic®, Clindagel®, and BenzEFoam®. The transaction is expected to close in the first half of 2014.
Sale of Metronidazole 1.3%
On April 30, 2013, the Company agreed to sell the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for approximately $55 million, which includes upfront and certain milestone payments, and minimum royalties for the first three years of commercialization.  In addition, royalties are payable to the Company beyond the initial 3-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The rights to Metronidazole 1.3% are expected to be transferred to Actavis Specialty Brands at or shortly following the time of FDA approval of the product NDA, when and if obtained. The Company acquired Metronidazole 1.3% as part of the acquisition of Medicis in December 2012, and the carrying amount of the related IPR&D asset is $66.6 million as of December 31, 2013. Upon consummation of the transaction, the Company will recognize a loss within Other expense in the consolidated statement of (loss) income, as the Company will not recognize income from the contingent payments until such amounts are realizable.