Form 10-Q
period 2014-03-31
Valeant Pharmaceuticals International, Inc.
filed 2014-05-09
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares, no par value — 335,267,871 shares issued and outstanding as of May 6, 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries.
In this Form 10-Q, references to “$” and “US$” are to United States (“U.S.”) dollars.
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

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions, including from our recent acquisition of B&L (which we anticipate will be greater than $900 million), as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

•	factors relating to our ability to agree to terms respecting or to consummate any proposed merger with Allergan, Inc., some of which are beyond our control;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

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

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in the countries in which we do business (such as the recent instability in Russia and the Ukraine);

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

•
the availability of and our ability to obtain and maintain adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third party insurance or self-insurance;

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

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of March 31, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$576.3	$600.3
Trade receivables, net	1,706.2	1,676.4
Inventories, net	953.4	883.0
Prepaid expenses and other current assets	369.9	343.4
Assets held for sale	29.0	15.9
Deferred tax assets, net	315.3	366.9
Total current assets	3,950.1	3,885.9
Property, plant and equipment, net	1,215.0	1,234.2
Intangible assets, net	12,701.7	12,848.2
Goodwill	9,915.9	9,752.1
Deferred tax assets, net	20.4	54.9
Other long-term assets, net	185.9	195.5
Total assets	$27,989.0	$27,970.8

Liabilities
Current liabilities:
Accounts payable	$392.3	$327.0
Accrued and other current liabilities	1,801.5	1,800.2
Acquisition-related contingent consideration	119.5	114.5
Current portion of long-term debt	238.9	204.8
Deferred tax liabilities, net	10.8	66.0
Total current liabilities	2,563.0	2,512.5
Acquisition-related contingent consideration	257.0	241.3
Long-term debt	17,148.0	17,162.9
Pension and other benefit liabilities	169.0	172.0
Liabilities for uncertain tax positions	98.6	169.1
Deferred tax liabilities, net	2,319.9	2,319.2
Other long-term liabilities	230.0	160.5
Total liabilities	22,785.5	22,737.5
Commitments and contingencies (note 16)
Equity
Common shares, no par value, unlimited shares authorized, 333,520,028 and
333,036,637 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	8,316.2	8,301.2
Additional paid-in capital	214.5	228.8
Accumulated deficit	(3,301.1)	(3,278.5)
Accumulated other comprehensive loss	(140.0)	(132.8)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,089.6	5,118.7
Noncontrolling interest	113.9	114.6
Total equity	5,203.5	5,233.3
Total liabilities and equity	$27,989.0	$27,970.8

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF LOSS
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Product sales	$1,851.1	$1,038.9
Other revenues	35.1	29.5
	1,886.2	1,068.4
Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	504.1	284.9
Cost of alliance and service revenues	14.3	15.4
Selling, general and administrative	482.0	241.9
Research and development	61.3	23.8
Amortization and impairments of finite-lived intangible assets (see Note 7)	355.2	326.2
Restructuring, integration and other costs	133.6	49.0
In-process research and development impairments and other charges	12.0	—
Acquisition-related costs	1.5	7.9
Acquisition-related contingent consideration	8.9	(2.2)
Other (income) expense	(43.3)	4.5
	1,529.6	951.4
Operating income	356.6	117.0
Interest income	1.8	1.6
Interest expense	(246.5)	(155.3)
Loss on extinguishment of debt	(93.7)	(21.4)
Foreign exchange and other	(13.4)	1.4
Gain on investments, net	—	1.9
Income (loss) before provision for (recovery of) income taxes	4.8	(54.8)
Provision for (recovery of) income taxes	25.1	(27.3)
Net loss	(20.3)	(27.5)
Less: Net income attributable to noncontrolling interest	2.3	—
Net loss attributable to Valeant Pharmaceuticals International, Inc.	$(22.6)	$(27.5)

Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic and diluted	$(0.07)	$(0.09)

Weighted-average common shares
Basic and diluted	334.9	305.8

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(20.3)	$(27.5)
Other comprehensive loss
Foreign currency translation adjustment	(7.4)	(83.1)
Net unrealized holding gain on available-for-sale equity securities:
Arising in period	—	5.7
Pension and postretirement benefit plan adjustments	(0.6)	—
Other comprehensive loss	(8.0)	(77.4)
Comprehensive loss	(28.3)	(104.9)
Less: Comprehensive income attributable to noncontrolling interest	1.5	—
Comprehensive loss attributable to Valeant Pharmaceuticals International, Inc.	$(29.8)	$(104.9)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(20.3)	$(27.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	401.1	341.4
Amortization and write-off of debt discounts and debt issuance costs	12.2	9.6
Acquisition accounting adjustment on inventory sold	5.2	43.2
Acquisition-related contingent consideration	8.9	(2.2)
Allowances for losses on accounts receivable and inventories	19.6	9.0
Deferred income taxes	10.0	(37.4)
(Reductions) additions to accrued legal settlements	(48.8)	4.5
Share-based compensation	24.8	9.1
Tax benefits from stock options exercised	(1.2)	(4.6)
Foreign exchange loss (gain)	12.6	(1.8)
Loss on extinguishment of debt	93.7	21.4
Payment of accreted interest on contingent consideration	(0.7)	(0.6)
Other	9.7	(3.7)
Changes in operating assets and liabilities:
Trade receivables	(30.1)	(111.7)
Inventories	(69.2)	(24.9)
Prepaid expenses and other current assets	4.2	22.3
Accounts payable, accrued and other liabilities	52.6	9.2
Net cash provided by operating activities	484.3	255.3

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(306.3)	(237.6)
Acquisition of intangible assets and other assets	(21.1)	(0.7)
Purchases of property, plant and equipment	(58.1)	(14.0)
Proceeds from sales and maturities of marketable securities	—	9.0
Proceeds from sale of assets	1.4	8.4
Net cash used in investing activities	(384.1)	(234.9)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	360.6	—
Repayments of long-term debt	(433.9)	(430.0)
Short-term debt borrowings	1.6	4.5
Short-term debt repayments	(5.1)	(1.4)
Repurchases of common shares	—	(35.0)
Proceeds from exercise of stock options	3.5	2.6
Tax benefits from stock options exercised	1.2	4.6
Payments of employee withholding tax upon vesting of share-based awards	(27.7)	(6.8)
Payments of contingent consideration	(9.7)	(21.1)
Acquisition of noncontrolling interest	(3.3)	—
Payments of debt issuance costs	(9.9)	(33.3)
Net cash used in financing activities	(122.7)	(515.9)

Effect of exchange rate changes on cash and cash equivalents	(1.5)	(6.9)
Net decrease in cash and cash equivalents	(24.0)	(502.4)
Cash and cash equivalents, beginning of period	600.3	916.1
Cash and cash equivalents, end of period	$576.3	$413.7

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration obligations at fair value	$(21.7)	$(59.1)
Acquisition of businesses, debt assumed	(4.0)	(37.6)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

1.	DESCRIPTION OF BUSINESS
The Company is a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. Effective August 9, 2013, the Company continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that the Company became a company registered under the laws of the Province of British Columbia as if it had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, the legal domicile of the Company became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to the Company and the Company became subject to the British Columbia Business Corporations Act (BCBCA).
On August 5, 2013, the Company acquired Bausch & Lomb Holdings Incorporated (“B&L”), pursuant to an Agreement and Plan of Merger, as amended (the “Merger Agreement”) dated May 24, 2013, with B&L surviving as a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), a wholly-owned subsidiary of the Company (the “B&L Acquisition”).
For further information regarding the B&L Acquisition, see note 3 titled “BUSINESS COMBINATIONS”.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements (the “unaudited consolidated financial statements”) have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2013. There have been no changes to the Company’s significant accounting policies since December 31, 2013, except as described below under “Adoption of New Accounting Standards”. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented.
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
Adoption of New Accounting Standards
In July 2013, the Financial Accounting Standard Board (“FASB”) issued guidance to eliminate the diversity in practice in presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance requires the netting of unrecognized tax benefits against a deferred tax asset

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new guidance, unrecognized tax benefits are netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The guidance was effective for reporting periods beginning after December 15, 2013. As this guidance relates to presentation only, the adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.
In April 2014, the FASB issued guidance which changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. Under the new guidance, a disposal of a component of an entity or group of components of an entity that represents a strategic shift that has, or will have, a major effect on operations and financial results is a discontinued operation when any of the following occurs: (i) it meets the criteria to be classified as held for sale, (ii) it is disposed of by sale, or (iii) it is disposed of other than by sale. Also, a business that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations, as well as disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all businesses that, on acquisition, are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations at this time, however future transactions may be impacted.

3.	BUSINESS COMBINATIONS
The Company’s business strategy involves selective acquisitions with a focus on core geographies and therapeutic classes.
(a) Business combinations in 2014 included the following:
In the three-month period ended March 31, 2014, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $323.1 million. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $21.7 million.

•
On January 23, 2014, the Company acquired all of the outstanding common stock of Solta Medical, Inc. (“Solta Medical”) for $292.5 million, which includes $2.92 per share in cash and $44.2 million for the repayment of Solta Medical’s long-term debt, including accrued interest. In connection with the acquisition, the Company recognized a charge of $5.6 million relating to a settlement of a preexisting relationship with Solta Medical, which is included in Other (income) expense in the consolidated statements of loss for the three-month period ended March 31, 2014. As a result of the completion of the merger, Solta Medical has become a wholly-owned subsidiary of Valeant. Solta Medical designs, develops, manufactures, and markets energy-based medical device systems for aesthetic applications. Solta Medical’s products include the Thermage CPT® system that provides non-invasive treatment options using radiofrequency energy for skin tightening, the Fraxel® repair system for use in dermatological procedures requiring ablation, coagulation, and resurfacing of soft tissue, the Clear + Brilliant® system to improve skin texture and help prevent the signs of aging skin, and the Liposonix® system that destroys unwanted fat cells resulting in waist circumference reduction.

•
During the three-month period ended March 31, 2014, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Amounts Recognized as of Acquisition Dates
Cash and cash equivalents	$2.7
Accounts receivable(a)	14.7
Inventories	39.9
Other current assets	4.7
Property, plant and equipment, net	6.5
Identifiable intangible assets, excluding acquired IPR&D(b)	184.8
Acquired IPR&D(c)	15.0
Other non-current assets	0.8
Current liabilities	(27.6)
Long-term debt, including current portion	(4.0)
Deferred income taxes, net	(9.4)
Other non-current liabilities	(8.0)
Total identifiable net assets	220.1
Goodwill(d)	103.0
Total fair value of consideration transferred	$323.1
________________________

(a)	The fair value of trade accounts receivable acquired was $14.7 million, with the gross contractual amount being $17.0 million, of which the Company expects that $2.3 million will be uncollectible.

(b)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates
Product brands	9	$80.4
Product rights	8	86.3
Corporate brand	14	18.1
Total identifiable intangible assets acquired	9	$184.8

(c)
The acquired in-process research and development (“IPR&D”) assets primarily relate to the Solta Medical acquisition, which includes a program for the development of a next generation Thermage® product.

(d)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded from the Solta Medical acquisition represents the following:

•	cost savings, operating synergies and other benefits expected to result from combining the operations of Solta Medical with those of the Company;

•	the Company’s expectation to develop and market new products and technology; and

•	intangible assets that do not qualify for separate recognition (for instance, Solta Medical’s assembled workforce).
The provisional amount of goodwill from the Solta Medical acquisition has been allocated to both the Company’s Developed Markets segment ($60.8 million) and Emerging Markets segment ($40.7 million).
Acquisition-Related Costs
The Company has incurred to date $0.9 million, in the aggregate, of transaction costs directly related to these business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The revenues of these business combinations for the period from the respective acquisition dates to March 31, 2014 were $23.0 million, in the aggregate, and net loss, net of tax, was $18.4 million, in the aggregate. The net loss, net of tax, includes the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2013 included the following:
B&L
Description of the Transaction
On August 5, 2013, the Company acquired B&L, pursuant to the Merger Agreement dated May 24, 2013 (as amended), among the Company, Valeant, Stratos Merger Corp., a Delaware corporation and wholly-owned subsidiary of Valeant (“Merger Sub”), and B&L. Pursuant to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant. At the effective time of this merger, each share of B&L common stock, par value $0.01 per share, issued and outstanding immediately prior to such effective time, other than any dissenting shares and any shares held by B&L, Valeant, Merger Sub or any of their subsidiaries, was converted into the right to receive its pro rata share (the “Per Share Merger Consideration”), without interest, of an aggregate purchase price equal to $8.7 billion minus B&L’s existing indebtedness for borrowed money (which was paid off by Valeant in accordance with the terms of the Merger Agreement) and related fees and costs, minus certain of B&L’s transaction expenses, minus certain payments with respect to certain cancelled B&L performance-based options (which were not outstanding immediately prior to such effective time), plus the aggregate exercise price applicable to B&L’s outstanding options immediately prior to such effective time, and plus certain cash amounts, all as further described in the Merger Agreement. The B&L Acquisition was financed with debt and equity issuances. Each B&L restricted share and stock option, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the Per Share Merger Consideration in the case of restricted shares or, in the case of stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of such stock option.
B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products.
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the B&L Acquisition:

Fair Value
Enterprise value	$8,700.0
Adjusted for the following:
B&L’s outstanding debt, including accrued interest	(4,248.3)
B&L’s company expenses	(6.4)
Payment in B&L’s performance-based option(a)	(48.5)
Payment for B&L’s cash balance(b)	149.0
Additional cash payment(b)	75.0
Other	(3.2)
Equity purchase price	4,617.6
Less: Cash consideration paid for B&L’s unvested stock options(c)	(4.3)
Total fair value of consideration transferred	$4,613.3
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
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of acquisition date. The following recognized amounts are provisional and subject to change:

•	amounts for property, plant and equipment pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax implications of the transaction; and

•	amounts for intangibles and goodwill pending the completion of the valuation of the assets acquired and liabilities assumed, including the allocation of such amounts to reporting units.
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

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of March 31, 2014 (as adjusted)
Cash and cash equivalents	$209.5	$(31.4)	$178.1
Accounts receivable(c)	547.9	(7.2)	540.7
Inventories(d)	675.8	(34.0)	641.8
Other current assets(e)	146.6	0.3	146.9
Property, plant and equipment, net(f)	761.4	4.1	765.5
Identifiable intangible assets, excluding acquired IPR&D(g)	4,316.1	30.5	4,346.6
Acquired IPR&D(h)	398.1	20.0	418.1
Other non-current assets	58.8	(1.9)	56.9
Current liabilities(i)	(885.6)	2.1	(883.5)
Long-term debt, including current portion(j)	(4,209.9)	—	(4,209.9)
Deferred income taxes, net(k)	(1,410.9)	(0.1)	(1,411.0)
Other non-current liabilities(l)	(280.2)	(1.0)	(281.2)
Total identifiable net assets	327.6	(18.6)	309.0
Noncontrolling interest(m)	(102.3)	(0.4)	(102.7)
Goodwill(n)	4,388.0	19.0	4,407.0
Total fair value of consideration transferred	$4,613.3	$—	$4,613.3
________________________

(a)	As previously reported in the 2013 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) a reduction in the estimated fair value of inventory, (ii) an adjustment between cash and accounts payable, and (iii) increases in the estimated fair value of intangible assets, which included a net increase to IPR&D assets driven by a higher fair value for the next generation silicone hydrogel lens (Bausch + Lomb Ultra™). The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	The fair value of trade accounts receivable acquired was $540.7 million, with the gross contractual amount being $555.6 million, of which the Company expects that $14.9 million will be uncollectible.

(d)	Includes an estimated fair value adjustment to inventory of $269.1 million.

(e)	Includes primarily prepaid expenses.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(f)	The following table summarizes the provisional amounts and useful lives assigned to property, plant and equipment:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of March 31, 2014 (as adjusted)
Land	NA	$47.4	$(12.6)	$34.8
Buildings	24	273.1	(39.8)	233.3
Machinery and equipment	5	273.5	57.0	330.5
Leasehold improvements	5	22.5	(0.3)	22.2
Equipment on operating lease	3	13.8	(0.2)	13.6
Construction in progress	NA	131.1	—	131.1
Total property, plant and equipment acquired		$761.4	$4.1	$765.5
An office building in Rochester, New York, with an adjusted carrying amount of $14.2 million, was classified as held for sale as of March 31, 2014. The Company expects to sell this facility in 2014.

(g)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of March 31, 2014 (as adjusted)
Product brands	10	$1,770.2	$14.7	$1,784.9
Product rights	8	855.4	8.8	864.2
Corporate brand	Indefinite	1,690.5	7.0	1,697.5
Total identifiable intangible assets acquired	9	$4,316.1	$30.5	$4,346.6
The corporate brand represents the B&L corporate trademark and has an indefinite useful life as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset. The estimated fair value was determined using the relief from royalty method.

(h)
The significant components of the acquired IPR&D assets primarily relate to the development of (i) various vision care products ($226.4 million in the aggregate), such as the next generation silicone hydrogel lens (Bausch + Lomb Ultra™), (ii) various pharmaceutical products ($170.9 million, in the aggregate), such as latanoprostene bunod, a nitric oxide-donating prostaglandin for reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension, and (iii) various surgical products ($20.8 million, in the aggregate). A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets from market participant perspective. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 10% was used to present value the projected cash flows. The next generation silicone hydrogel lens (Bausch + Lomb Ultra™) was launched in February 2014.

(i)	Includes accrued liabilities, including reserves for sales returns, rebates and managed care, accounts payable and accrued compensation-related liabilities.

(j)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

Amounts Recognized as of Acquisition Date
Holdco unsecured term loan(1)	$707.0
U.S. dollar-denominated senior secured term loan(1)	1,915.8
Euro-denominated senior secured term loan(1)	604.0
U.S. dollar-denominated delayed draw term loan(1)	398.0
U.S. dollar-denominated revolver loan(1)	170.0
9.875% senior notes(1)	350.0
Multi-currency denominated revolver loan(1)	15.0
Japanese revolving credit facility(2)	33.8
Debentures	11.8
Other(1)	4.5
Total long-term debt assumed	$4,209.9

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

___________________________________

(1)	The Company subsequently repaid these amounts in full in the third quarter of 2013.

(2)	In the fourth quarter of 2013, the Company repaid in full the amounts outstanding. In January 2014, the Company terminated this facility.

(k)	Comprises current net deferred tax assets ($78.7 million) and non-current net deferred tax liabilities ($1,489.7 million).

(l)	Includes $224.2 million related to the estimated fair value of pension and other benefits liabilities.

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
The provisional amount of goodwill has been allocated to the Company’s Developed Markets segment ($3.3 billion) and Emerging Markets segment ($1.1 billion).
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

•
On February 20, 2013, the Company acquired certain assets from Eisai Inc. (“Eisai”) relating to the U.S. rights to Targretin®, which is indicated for the treatment of Cutaneous T-Cell Lymphoma. The consideration includes up-front payments of $66.5 million and the Company may pay up to an additional $60.0 million of contingent consideration based on the occurrence of potential future events. The fair value of the contingent consideration was determined to be $50.8 million as of the acquisition date. As of March 31, 2014, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. In April 2014, the Company made a contingent consideration payment of $30.0 million.

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
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates.

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of March 31, 2014 (as adjusted)
Cash	$43.1	$—	$43.1
Accounts receivable(b)	64.0	0.5	64.5
Inventories	33.6	1.9	35.5
Other current assets	14.0	—	14.0
Property, plant and equipment	13.9	(3.3)	10.6
Identifiable intangible assets, excluding acquired IPR&D(c)	722.9	3.9	726.8
Acquired IPR&D(d)	18.7	0.2	18.9
Indemnification assets	3.2	(0.7)	2.5
Other non-current assets	0.2	3.7	3.9
Current liabilities	(36.2)	(0.4)	(36.6)
Short-term borrowings(e)	(33.3)	0.5	(32.8)
Long-term debt(e)	(24.0)	—	(24.0)
Deferred tax liability, net	(147.8)	(1.1)	(148.9)
Other non-current liabilities	(1.5)	—	(1.5)
Total identifiable net assets	670.8	5.2	676.0
Noncontrolling interest(f)	(11.2)	—	(11.2)
Goodwill(g)	224.3	9.0	233.3
Total fair value of consideration transferred	$883.9	$14.2	$898.1
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

(b)	The fair value of trade accounts receivable acquired was $64.5 million, with the gross contractual amount being $68.2 million, of which the Company expects that $3.7 million will be uncollectible.

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of March 31, 2014 (as adjusted)
Product brands	7	$517.2	$3.1	$520.3
Corporate brand	13	86.1	0.8	86.9
Patents	3	71.7	—	71.7
Royalty Agreement	5	26.5	—	26.5
Partner relationships	5	16.0	—	16.0
Technology	10	5.4	—	5.4
Total identifiable intangible assets acquired	8	$722.9	$3.9	$726.8

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
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month periods ended March 31, 2014 and 2013, as if the 2014 acquisitions had occurred as of January 1, 2013 and the 2013 acquisitions had occurred as of January 1, 2012.

	Three Months Ended March 31,
	2014	2013
Revenues	$1,889.9	$1,917.1
Net loss attributable to Valeant Pharmaceuticals International, Inc.	(25.1)	(83.3)

Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic and diluted	$(0.07)	$(0.25)
The decline in pro forma revenues in the three-month period ended March 31, 2014 as compared to the three-month period ended March 31, 2013 was primarily due to lower sales of the Zovirax®, Vanos®, and Retin-A Micro® franchises and Wellbutrin® XL (Canada) due to generic competition, partially offset by higher B&L revenues and growth from the remaining business.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the three-month period ended March 31, 2014, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month period ended March 31, 2014, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2014 acquisitions and the 2013 acquisitions been completed on January 1, 2013 and January 1, 2012, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of the historical intangible asset amortization expense of these acquisitions;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired; and

•	additional interest expense associated with the financing obtained by the Company in connection with the various acquisitions.
In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
In connection with the B&L Acquisition and the acquisition of Medicis Pharmaceutical Corporation (“Medicis”) on December 11, 2012 (the “Medicis Acquisition”), as well as other smaller acquisitions, the Company has implemented cost-rationalization

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs that are approximately 60% of the estimated annual synergies of greater than $900 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2014. Since the acquisition date, total costs of $461.8 million (including (i) $210.4 million of restructuring expenses, (ii) $13.5 million of acquisition-related costs, and (iii) $237.9 million of integration expenses) have been incurred through March 31, 2014. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 2,500 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include charges of $52.8 million, in the aggregate, recognized and paid in the third quarter of 2013 related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition.
B&L Restructuring Costs
The following table summarizes the major components of the $210.4 million of restructuring costs, plus the $52.8 million of charges described in the preceding paragraph, incurred in connection with the B&L Acquisition since the acquisition date through March 31, 2014:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2013	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	155.7	52.8	—	25.6	234.1
Cash payments	(77.8)	(52.8)	—	(7.8)	(138.4)
Non-cash adjustments	11.4	—	—	(6.8)	4.6
Balance, December 31, 2013	89.3	—	—	11.0	100.3
Costs incurred and/or charged to expense	22.5	—	—	6.6	29.1
Cash payments	(50.9)	—	—	(3.2)	(54.1)
Non-cash adjustments	(2.3)	—	—	(3.1)	(5.4)
Balance, March 31, 2014	$58.6	$—	$—	$11.3	$69.9
___________________________________

(1)	Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition.
B&L Integration Costs
As mentioned above, the Company has incurred $237.9 million of integration costs related to the B&L Acquisition since the acquisition date. In the three-month period ended March 31, 2014, the Company incurred $69.1 million of integration costs related to the B&L Acquisition, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $57.3 million related to B&L integration costs during the three-month period ended March 31, 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $200 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, certain costs may still be incurred in 2014. Since the acquisition date, total costs of $182.7 million (including (i) $109.2 million of restructuring expenses, (ii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. on sales of Sculptra®, and (iii) $41.3 million of integration expenses) have been incurred through March 31, 2014. The estimated costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been terminated as a result of the Medicis Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
Medicis Restructuring Costs
The following table summarizes the major components of the $109.2 million of restructuring costs, plus the charge of $77.3 million described in the preceding paragraph, incurred in connection with the Medicis Acquisition since the acquisition date through March 31, 2014:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2012	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	85.3	77.3	—	0.4	163.0
Cash payments	(78.0)	(77.3)	—	—	(155.3)
Non-cash adjustments	4.1	—	—	(0.2)	3.9
Balance, December 31, 2012	11.4	—	—	0.2	11.6
Costs incurred and/or charged to expense	20.0	—	—	3.5	23.5
Cash payments	(31.4)	—	—	(3.6)	(35.0)
Non-cash adjustments	0.3	—	—	(0.1)	0.2
Balance, December 31, 2013(2)	$0.3	$—	$—	$—	$0.3
____________________________________

(1)	Relates to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.

(2)
The Company has not recognized any restructuring charges or made any payments in the first quarter of 2014 with respect to the Medicis Acquisition-related initiatives. In the first quarter of 2013, the Company recognized $15.8 million of restructuring charges and made payments of $24.3 million.

Medicis Integration Costs
As mentioned above, the Company has incurred $41.3 million of integration costs related to the Medicis Acquisition since the acquisition date. In the three-month periods ended March 31, 2014 and 2013, the Company incurred $1.4 million and $7.5 million, respectively, of integration costs related to the Medicis Acquisition, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $0.9 million and $6.3 million related to Medicis integration costs during the three-month periods ended March 31, 2014 and 2013, respectively.
Other Restructuring and Integration-Related Costs (Excluding B&L and Medicis)
In the three-month period ended March 31, 2014, in addition to the restructuring and integration costs associated with the B&L and Medicis acquisitions described above, the Company incurred an additional $34.0 million of other restructuring, integration-related and other costs. These costs included (i) $11.5 million of severance costs, (ii) $10.0 million of integration consulting, duplicate labor, transition service, and other costs, (iii) $8.3 million of facility closure costs, and (iv) $4.2 million of other costs. These costs primarily related to (i) integration and restructuring costs for other smaller acquisitions and (ii)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

intellectual property migration and the global consolidation of the Company’s manufacturing facilities. The Company made payments of $24.8 million during the three-month period ended March 31, 2014 (in addition to the payments related to the B&L and Medicis acquisitions described above).
In the three-month period ended March 31, 2013, in addition to the restructuring and integration costs associated with the Medicis Acquisition described above, the Company incurred an additional $25.7 million of other restructuring, integration-related and other costs. These costs included (i) $16.6 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $4.3 million of facility closure costs, (iii) $2.9 million of severance costs, and (iv) $1.9 million of other costs, including non-personnel manufacturing integration costs. These costs primarily related to (i) integration and restructuring costs for other smaller acquisitions, (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities, and (iii) systems integration initiatives. The Company made payments of $28.5 million, in the aggregate, during the three-month period ended March 31, 2013 (in addition to the payments related to the Medicis Acquisition described above).

5.	FAIR VALUE MEASUREMENTS
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014				As of December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$27.5	$27.5	$—	$—	$171.3	$171.3	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(376.5)	$—	$—	$(376.5)	$(355.8)	$—	$—	$(355.8)
___________________________________

(1)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition and primarily consist of money market funds reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

In addition to the cash equivalents (described under the table above), the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $23.2 million and $25.2 million as of March 31, 2014 and December 31, 2013, respectively, related to this investment is classified within Prepaid expenses and other current assets in the consolidated balance sheets.
There were no transfers between Level 1 and Level 2 during the three-month period ended March 31, 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2014:

	Balance, January 1, 2014	Issuances(a)	Payments(b)	Net Unrealized Loss(c)	Foreign Exchange(d)	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2014
Acquisition-related contingent consideration	$(355.8)	$(21.7)	$10.4	$(8.9)	$(0.5)	$—	$—	$(376.5)
____________________________________

(a)	Relates to a contingent consideration liability assumed in the Solta Medical acquisition, as well as contingent consideration with respect to other smaller acquisitions, as described in note 3.

(b)
Relates primarily to payments of acquisition-related contingent consideration related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”).

(c)
For the three months ended March 31, 2014, a net loss of $8.9 million was recognized as Acquisition-related contingent consideration in the consolidated statements of loss. The acquisition-related contingent consideration net loss was primarily driven by (i) changes in the estimated probability associated with potential milestone payments related to the Eisai (Targretin®) acquisition and (ii) fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement.

(d)	Included in other comprehensive loss.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the three-month period ended March 31, 2014.

6.	INVENTORIES
The components of inventories as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014	As of December 31, 2013
Raw materials	$225.2	$221.8
Work in process	110.7	104.7
Finished goods	724.6	656.3
	1,060.5	982.8
Less allowance for obsolescence	(107.1)	(99.8)
	$953.4	$883.0
In the three-month period ended March 31, 2014, the increase in inventories was primarily driven by (i) the 2014 acquisitions of businesses, primarily from the $36.8 million of inventory acquired in the Solta Medical acquisition and (ii) investments in inventory (inclusive of cost increases) to support growth of the business.
For further information regarding the 2014 acquisitions of businesses, see note 3 titled “BUSINESS COMBINATIONS”.

7.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The major components of intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$10,702.7	$(2,943.5)	$7,759.2	$10,554.2	$(2,729.1)	$7,825.1
Corporate brands	382.6	(50.4)	332.2	365.6	(44.4)	321.2
Product rights	3,109.0	(986.5)	2,122.5	3,021.0	(876.9)	2,144.1
Partner relationships	209.7	(93.4)	116.3	194.0	(83.2)	110.8
Out-licensed technology and other	262.7	(103.7)	159.0	264.0	(93.8)	170.2
Total finite-lived intangible assets(1)	14,666.7	(4,177.5)	10,489.2	14,398.8	(3,827.4)	10,571.4
Indefinite-lived intangible assets:
Acquired IPR&D	515.0	—	515.0	579.3	—	579.3
Corporate brand(2)	1,697.5	—	1,697.5	1,697.5	—	1,697.5
	$16,879.2	$(4,177.5)	$12,701.7	$16,675.6	$(3,827.4)	$12,848.2
____________________________________

(1)
In the first quarter of 2013, the Company recognized a write-off of $22.2 million related to Opana®, a pain relief medication approved in Canada (included in the Company’s Developed Markets segment), due to production issues arising in the first quarter of 2013. These production issues resulted in higher spending projections and delayed commercialization timelines, which, in turn, triggered the Company’s decision to suspend its launch plans. The Company does not believe this program has value to a market participant. This write-off was recognized in Amortization and impairments of finite-lived intangible assets in the consolidated statements of loss.

(2)	Represents the B&L corporate trademark, which has an indefinite useful life and is not amortizable. See note 3 “BUSINESS COMBINATIONS” for further information.
The decrease in intangible assets, net primarily reflects the acquisition of the Solta Medical identifiable intangible assets (as described in note 3), which was more than offset by amortization and the negative impact of foreign currency exchange.
Amortization and impairments of finite-lived intangible assets amounted to $355.2 million and $326.2 million for the three-month periods ended March 31, 2014 and 2013, respectively.
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2014	2015	2016	2017	2018
Amortization expense(1)	$1,447.0	$1,419.5	$1,329.4	$1,270.3	$1,135.0
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any.
Goodwill
The changes in the carrying amount of goodwill in the three-month period ended March 31, 2014 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2014	$7,428.7	$2,323.4	$9,752.1
Additions(a)	62.3	40.7	103.0
Adjustments(b)	34.9	10.2	45.1
Foreign exchange and other	13.5	2.2	15.7
Balance, March 31, 2014	$7,539.4	$2,376.5	$9,915.9

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

____________________________________

(a)	Primarily relates to the Solta Medical acquisition (as described in note 3).

(b)	Primarily reflects the impact of measurement period adjustments related to the B&L Acquisition (as described in note 3).
As described in note 3, the allocation of the goodwill balance associated with the Solta Medical and B&L acquisitions is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

8.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of March 31, 2014 and December 31, 2013, respectively, is outlined in the table below:

	Maturity Date	As of March 31, 2014	As of December 31, 2013
Revolving Credit Facility(1)	April 2018	$—	$—
Series A-1 Tranche A Term Loan Facility(1)	April 2016	241.5	259.0
Series A-2 Tranche A Term Loan Facility(1)	April 2016	215.8	228.1
Series A-3 Tranche A Term Loan Facility(1)	October 2018	2,136.3	1,935.7
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,254.8	1,256.7
Series C-2 Tranche B Term Loan Facility(1)	December 2019	965.3	966.8
Series E-1 Tranche B Term Loan Facility(1)	August 2020	2,938.8	3,090.5
Senior Notes:
6.75%	October 2017	498.8	498.7
6.875%	December 2018	940.4	940.2
7.00%	October 2020	687.2	687.1
6.75%	August 2021	650.0	650.0
7.25%	July 2022	542.5	542.2
6.375%	October 2020	2,222.4	2,221.4
6.75%	August 2018	1,582.8	1,581.9
7.50%	July 2021	1,606.5	1,605.9
5.625%	December 2021	891.8	891.5
Other(2)	Various	12.0	12.0
		17,386.9	17,367.7
Less current portion		(238.9)	(204.8)
Total long-term debt		$17,148.0	$17,162.9
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”).

(2)	Relates primarily to the debentures assumed from B&L.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The total fair value of the Company’s long-term debt, including current portion, with carrying values of $17.4 billion and $17.4 billion at March 31, 2014 and December 31, 2013, was $18.4 billion and $18.4 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the Company’s debt issuances.
Senior Secured Credit Facilities
On February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the Company’s previous Series E tranche B term loans (the “Series E Tranche B Term Loan Facility”) by the issuance of $2.95 billion in new term loans (the “Series E-1 Tranche B Term Loan Facility”). Term loans under the Series E Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series E-1 Tranche B Term Loan Facility and proceeds of the additional Series A-3 tranche A term loans issuance (the “Series A-3 Tranche A Term Loan Facility”) described below. The applicable margins for borrowings under the Series E-1 Tranche B Term Loan Facility are 2.0% with respect to base rate borrowings and 3.0% with respect to LIBO rate borrowings, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor. The Series E-1 Tranche B Term Loan Facility has terms consistent with the Series E Tranche B Term Loan Facility. Any prepayment of the Series E-1 Tranche B Term Loan Facility in connection with certain repricings or refinancings on or prior to August 6, 2014 will require a prepayment premium of 1.0% of such loans prepaid. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $93.7 million in the three-month period ended March 31, 2014.
Concurrently, on February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement for the issuance of $225.6 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. Proceeds from this transaction were used to repay part of the term loans outstanding under the Series E Tranche B Term Loan Facility.
For the three-month period ended March 31, 2014, the effective rate of interest on the Company’s borrowings was as follows: (i) 2.41% per annum under the Revolving Credit Facility, (ii) 2.41% per annum under the Series A-1 Tranche A Term Loan Facility, the Series A-2 Tranche A Term Loan Facility, and the Series A-3 Tranche A Term Loan Facility, (iii) 3.75% per annum under both the Series D-2 Tranche B Term Loan Facility and the Series C-2 Tranche B Term Loan Facility, and (iv) 4.07% under the Series E-1 Tranche B Term Loan Facility. During the first quarter of 2014, the Company made a voluntary prepayment of the scheduled June 2014 amortization payments applicable to the Senior Secured Credit Facilities, resulting in an aggregate principal reduction of $70.3 million.
As of March 31, 2014, the Company was in compliance with all covenants related to the Company’s outstanding debt.

9.	SECURITIES REPURCHASE PROGRAM
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
Share Repurchases
No common shares were repurchased during the three-month period ended March 31, 2014 under the 2013 Securities Repurchase Program.
In the three-month period ended March 31, 2013, under the 2012 Securities Repurchase Program, the Company repurchased 500,251 of its common shares for an aggregate purchase price of $35.0 million. The excess of the purchase price over the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

carrying value of the common shares repurchased of $25.2 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
Total Repurchases under the 2013 Securities Repurchase Program
As of March 31, 2014, the Company has not made any purchases of our senior notes or common shares under the 2013 Securities Repurchase Program.

10.	SHARE-BASED COMPENSATION
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Stock options	$5.1	$3.4
RSUs	19.7	5.7
Share-based compensation expense	$24.8	$9.1

Research and development expenses	$1.4	$—
Selling, general and administrative expenses	23.4	9.1
Share-based compensation expense	$24.8	$9.1
The increase in share-based compensation expense for the three-month period ended March 31, 2014 was driven by the incremental compensation expense related to the share-based awards granted in 2013 and the impact of the accelerated vesting in the first quarter of 2014 related to certain performance-based RSU awards.
In the three-month periods ended March 31, 2014 and 2013, the Company granted approximately 72,000 stock options with a weighted-average exercise price of $144.86 per option and approximately 403,000 stock options with a weighted-average exercise price of $69.38 per option, respectively. The weighted-average fair values of all stock options granted to employees in the three-month periods ended March 31, 2014 and 2013 were $53.29 and $22.12, respectively.
In the three-month periods ended March 31, 2014 and 2013, the Company granted approximately 60,000 time-based RSUs with a weighted-average grant date fair value of $137.66 per RSU and approximately 32,000 time-based RSUs with a weighted-average grant date fair value of $64.24 per RSU, respectively.
In the three-month periods ended March 31, 2014 and 2013, the Company granted approximately 99,000 performance-based RSUs with a weighted-average grant date fair value of $248.97 per RSU and approximately 164,000 performance-based RSUs with a weighted-average grant date fair value of $98.26 per RSU, respectively.
As of March 31, 2014, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $151.8 million, in the aggregate, which will be amortized over a weighted-average period of 3.45 years.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
In connection with the B&L Acquisition completed on August 5, 2013, the Company assumed all of B&L’s defined benefit obligations and related plan assets. This includes defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy B&L U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance. The most significant non-U.S. plans are two defined benefit plans in Ireland. Both Ireland plans were closed to future service benefit accruals in 2011. All of the pension benefits that were earned prior to the closure of the plans were preserved; however, the only additional benefits that accrue are annual salary and inflation increases. The postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
Net Periodic Benefit Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month period ended March 31, 2014:

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
	Three Months Ended March 31, 2014
Service cost	$0.1	$1.0	$0.4
Interest cost	2.7	2.2	0.6
Expected return on plan assets	(3.7)	(2.0)	(0.1)
Amortization of prior service credit	—	—	(0.6)
Net periodic (benefit) cost	$(0.9)	$1.2	$0.3
For the three-month period ended March 31, 2013, the net periodic cost, which relates to the legacy Valeant defined benefit pension plans in Mexico, was not material to the Company’s results of operations.
During the three-month period ended March 31, 2014, the Company contributed $2.0 million and $2.5 million to the U.S. and Non-U.S. pension benefit plans, respectively. In 2014, the Company expects to contribute $10.8 million and $8.5 million to the U.S. and Non-U.S. pension benefit plans, respectively, inclusive of amounts contributed to the U.S. and Non-U.S. pension plans during the three-month period ended March 31, 2014.

12.	SHAREHOLDERS’ EQUITY

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, January 1, 2013	303.9	$5,940.7	$267.1	$(2,371.0)	$(119.4)	$3,717.4	$—	$3,717.4
Common shares issued under share-based compensation plans	0.4	11.6	(9.0)	—	—	2.6	—	2.6
Repurchase of common shares	(0.5)	(9.8)	—	(25.2)	—	(35.0)	—	(35.0)
Share-based compensation	—	—	9.1	—	—	9.1	—	9.1
Employee withholding taxes related to share-based awards	—	—	(6.8)	—	—	(6.8)	—	(6.8)
Tax benefits from stock options exercised	—	—	4.6	—	—	4.6	—	4.6
	303.8	5,942.5	265.0	(2,396.2)	(119.4)	3,691.9	—	3,691.9
Comprehensive loss:
Net loss	—	—	—	(27.5)	—	(27.5)	—	(27.5)
Other comprehensive loss	—	—	—	—	(77.4)	(77.4)	—	(77.4)
Total comprehensive loss						(104.9)	—	(104.9)
Balance, March 31, 2013	303.8	$5,942.5	$265.0	$(2,423.7)	$(196.8)	$3,587.0	$—	$3,587.0

Balance, January 1, 2014	333.0	$8,301.2	$228.8	$(3,278.5)	$(132.8)	$5,118.7	$114.6	$5,233.3
Common shares issued under share-based compensation plans	0.5	15.0	(11.5)	—	—	3.5	—	3.5
Share-based compensation	—	—	24.8	—	—	24.8	—	24.8
Employee withholding taxes related to share-based awards	—	—	(27.7)	—	—	(27.7)	—	(27.7)
Tax benefits from stock options exercised	—	—	1.2	—	—	1.2	—	1.2
Acquisition of noncontrolling interest	—	—	(1.1)	—	—	(1.1)	(2.2)	(3.3)
	333.5	8,316.2	214.5	(3,278.5)	(132.8)	5,119.4	112.4	5,231.8
Comprehensive loss:
Net loss	—	—	—	(22.6)	—	(22.6)	2.3	(20.3)
Other comprehensive loss	—	—	—	—	(7.2)	(7.2)	(0.8)	(8.0)
Total comprehensive loss						(29.8)	1.5	(28.3)
Balance, March 31, 2014	333.5	$8,316.2	$214.5	$(3,301.1)	$(140.0)	$5,089.6	$113.9	$5,203.5

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of March 31, 2014, were as follows:

	Foreign Currency Translation Adjustment	Acquisition of Noncontrolling Interest	Pension Adjustment	Total
Balance, January 1, 2014	$(172.5)	$2.2	$37.5	$(132.8)
Foreign currency translation adjustment	(6.6)	—	—	(6.6)
Pension adjustment(1)	—	—	(0.6)	(0.6)
Balance, March 31, 2014	$(179.1)	$2.2	$36.9	$(140.0)
____________________________________

(1)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (as described in note 11).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to other components of other comprehensive loss, including reclassification adjustments, were not material.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

14.	INCOME TAXES
In the three-month period ended March 31, 2014, the Company recognized an income tax expense of $25.1 million, comprised of $24.4 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of $0.7 million related to Canadian income taxes. In the three-month period ended March 31, 2014, the Company’s effective tax rate was primarily impacted by (i) tax expense generated from the Company’s annualized effective tax rate applied against overall income of the Company for the three months ended March 31, 2014, and (ii) tax expense incurred of approximately $13.3 million associated with a prior period adjustment for the tax impacts of intercompany profit in ending inventory. Management does not believe that this adjustment is material to the current or prior periods.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $504.7 million as of March 31, 2014 and $477.6 million as of December 31, 2013. The majority of the increase is due to the establishment of a valuation allowance on certain U.S. State previously recorded deferred tax assets. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
The Company completed certain additional steps in early 2014 related to the internal reorganization that it undertook in December 2013 to migrate certain of its intellectual property to Luxembourg. The effects of this restructuring are included in the Company’s financial results.
As of March 31, 2014, the Company had $241.0 million of unrecognized tax benefits, which included $46.5 million relating to interest and penalties. Of the total unrecognized tax benefits, $146.9 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that up to $8.7 million of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2014, the Company had accrued $1.3 million for interest and $0.3 million for penalties.
The Company is under examination by the Canada Revenue Agency (“CRA”) for its 2005 to 2008 and 2010-2011 tax years. In 2013, the Company received updated reassessments for the 2005, 2006, 2007, and 2008 tax years which mainly relate to CRA’s denial of deductions for legal and consulting fees. The 2010-2011 examination is in its preliminary phase and no reassessments have been issued. Valeant is currently under examination for various state tax audits for years 2002 to 2010. B&L (U.S.) has effectively closed IRS audits through the 2010 tax year. B&L (U.S.) is currently open to audit for various state tax audits for years 1999 to 2012. In addition, certain affiliates of the Company in other regions outside of Canada and the U.S. are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect proposed adjustments, if any, would be material to the Company’s financial statements.

15.	LOSS PER SHARE
Loss per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month periods ended March 31, 2014 and 2013 were calculated as follows:

	Three Months Ended March 31,
	2014	2013
Net loss attributable to Valeant Pharmaceuticals International, Inc.	$(22.6)	$(27.5)

Basic weighted-average number of common shares outstanding	334.9	305.8
Diluted effect of stock options and RSUs(a)	—	—
Diluted weighted-average number of common shares outstanding	334.9	305.8

Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic and diluted	$(0.07)	$(0.09)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

____________________________________

(a)
In the three-month periods ended March 31, 2014 and 2013, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

	Three Months Ended March 31,
	2014	2013
Basic weighted-average number of common shares outstanding	334.9	305.8
Dilutive effect of stock options and RSUs	6.6	6.6
Diluted weighted-average number of common shares outstanding	341.5	312.4
In the three-month periods ended March 31, 2014 and 2013, stock options to purchase approximately 741,000 and 265,000 common shares of the Company, respectively, had exercise prices greater than the average trading price of the Company’s common shares, and were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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
Securities
Medicis Shareholder Class Actions
Prior to the Company’s acquisition of Medicis, several purported holders of then public shares of Medicis filed putative class action lawsuits in the Delaware Court of Chancery and the Arizona Superior Court against Medicis and the members of its Board of Directors, as well as one or both of Valeant and Merlin Merger Sub (the wholly-owned subsidiary of Valeant formed

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

in connection with the Medicis Acquisition). The Delaware actions (which were instituted on September 11, 2012 and October 1, 2012, respectively) were consolidated for all purposes under the caption In re Medicis Pharmaceutical Corporation Stockholders Litigation, C.A. No. 7857-CS (Del. Ch.). The Arizona action (which was instituted on September 11, 2012) bears the caption Swint v. Medicis Pharmaceutical Corporation, et. al., Case No. CV2012-055635 (Ariz. Sup. Ct.). The actions all alleged, among other things, that the Medicis directors breached their fiduciary duties because they supposedly failed to properly value Medicis and caused materially misleading and incomplete information to be disseminated to Medicis’ public shareholders, and that Valeant and/or Merlin Merger Sub aided and abetted those alleged breaches of fiduciary duty. The actions also sought, among other things, injunctive and other equitable relief, and money damages. On November 20, 2012, Medicis and the other named defendants in the Delaware action signed a memorandum of understanding (“MOU”) to settle the Delaware action and resolve all claims asserted by the purported class.  The parties executed a Stipulation and Agreement of Compromise and Settlement on November 25, 2013, which provided, among other things, that Medicis and the other defendants would not oppose plaintiffs’ request for a fee award (subject to a capped amount).  The settlement and fee award were subject to court approval. At the settlement hearing on February 26, 2014, the Delaware Court of Chancery declined to approve the settlement or award plaintiffs any attorneys’ fees. The plaintiff in the Arizona action agreed to dismiss her complaint. On January 15, 2013, the Arizona Superior Court issued an order granting the parties' joint stipulation to dismiss the Arizona action.
Obagi Shareholder Class Actions
Prior to the acquisition of all of the outstanding common stock of Obagi, the following complaints were filed: (i) a complaint in the Court of Chancery of the State of Delaware, dated March 22, 2013, and amended on April 1, 2013 and on April 8, 2013, captioned Michael Rubin v. Obagi Medical Products, Inc., et al.; (ii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 22, 2013, and amended on March 27, 2013, captioned Gary Haas v. Obagi Medical Products, Inc., et al.; and (iii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 27, 2013, captioned Drew Leonard v. Obagi Medical Products, Inc., et al. Each complaint is a purported shareholder class action and names as defendants Obagi and the members of the Obagi Board of Directors. The two complaints filed in California also name Valeant and Odysseus Acquisition Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Obagi acquisition) as defendants. The plaintiffs’ allegations in each action are substantially similar. The plaintiffs allege that the members of the Obagi Board of Directors breached their fiduciary duties to Obagi’s stockholders in connection with the sale of the company, and the California complaints further allege that Obagi, Valeant and Odysseus Acquisition Corp. aided and abetted the purported breaches of fiduciary duties. In support of their purported claims, the plaintiffs allege that the proposed transaction undervalued Obagi, involved an inadequate sales process and included preclusive deal protection devices. The plaintiffs in the Rubin case in Delaware and in the Haas case in California also filed amended complaints, which added allegations challenging the adequacy of the disclosures concerning the transaction. The plaintiffs sought damages and to enjoin the transaction, and also sought attorneys’ and expert fees and costs. On April 12, 2013, the defendants entered into an MOU with the plaintiffs in the actions pending in the Court of Chancery of the State of Delaware and the Superior Court of the State of California, pursuant to which Obagi and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. The parties executed a Stipulation and Agreement of Compromise, Settlement and Release on January 31, 2014, which set forth the terms for the settlement and dismissal of the lawsuits and provided, among other things, that Obagi and the other defendants would not oppose plaintiffs’ request for a fee award (subject to a capped amount). That settlement and fee award were subject to court approval. On February 6, 2014, the Court of Chancery of the State of Delaware issued an Order for Notice and Scheduling of Hearing on Settlement, preliminarily certifying the Rubin case as a non-opt out class action for settlement purposes, directing notice of the proposed settlement to members of the class, and setting a hearing to consider final approval of the settlement for April 30, 2014. At the settlement hearing on April 30, 2014, the Delaware Court of Chancery declined to approve the settlement or award plaintiff any attorneys’ fees. On May 1, 2014, Obagi filed its Answer to Plaintiff’s Verified Second Amended Class Action Complaint in the Court of Chancery of the State of Delaware. After receiving notice that the parties had reached an agreement to settle the litigation, the Superior Court of the State of California scheduled a “Hearing on Order to Show Cause Re Dismissal” and continued the hearing several times pending completion of definitive documentation and approval proceedings in the Court of Chancery of the State of Delaware. That “OSC re: Dismissal” hearing is now scheduled for June 9, 2014 in the Superior Court of the State of California. The defendants will continue to vigorously defend these actions.
Solta Medical Shareholder Class Actions
Prior to the Company’s completion of the acquisition of Solta Medical, several purported holders of then public shares of Solta Medical filed putative class action lawsuits in the Delaware Court of Chancery and the Superior Court of the State of California, County of Alameda, against Solta Medical and the members of its board of directors, as well as the Company,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Valeant, and Sapphire Subsidiary Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Solta Medical acquisition). The Delaware actions were consolidated for all purposes under the caption In re Solta Medical, Inc. Stockholders Litigation, C.A. No. 9170-CS (Del. Ch.). The California actions were filed under the captions Lathrop v. Covert, et al., Case No. HG13-707363 (Cal. Super.); Walter, et al. v. Solta Medical, Inc., et al., Case No. RG13-707659 (Cal. Super.); and Bushansky v. Solta Medical, Inc., et al., Case No. RG13-707997 (Cal. Super.). The plaintiffs’ allegations in each action were substantially similar. The actions all alleged, among other things, that the directors of Solta Medical breached their fiduciary duties to the stockholders of Solta Medical in connection with the Company's proposed acquisition of Solta Medical. In support of their purported claims, the plaintiffs alleged that the proposed transaction did not appropriately value Solta Medical, was the result of an inadequate process and included preclusive deal protection devices. The plaintiffs also alleged that the Schedule 14D-9 filed by Solta Medical on December 23, 2013, in connection with the proposed transaction contained material omissions and misstatements. The complaints claimed that Solta Medical, the Company, Valeant, and Sapphire Subsidiary Corp. aided and abetted the purported breaches of fiduciary duty. The actions sought, among other things, injunctive and other equitable relief, and money damages. The plaintiffs also sought attorneys’ and expert fees and costs. While the defendants believed that each of the aforementioned lawsuits were without merit and that they had valid defenses to all claims, in an effort to minimize the cost and expense of any litigation relating to the lawsuits, on January 11, 2014, following arms-length negotiations, Solta Medical and the other named defendants signed an MOU to settle the actions and resolve all claims asserted by the purported stockholder classes. The settlement, which is subject to court approval and further definitive documentation, provides for a release and settlement by Solta Medical’s stockholders of all claims against Solta Medical and the other defendants and their respective affiliates and agents in connection with the Company's acquisition of Solta Medical. In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses in an amount to be determined by the Delaware Court of Chancery.
Antitrust
Solodyn® Antitrust Class Actions
On July 22, 2013, United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund, filed a civil antitrust class action complaint in the United States District Court for the Eastern District of Pennsylvania, Case No. 2:13-CV-04235-JCJ, against Medicis, the Company and various manufacturers of generic forms of Solodyn®, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn®.  The plaintiff further alleges that the defendants orchestrated a scheme to improperly restrain trade, and maintain, extend and abuse Medicis' alleged monopoly power in the market for minocycline hydrochloride extended release tablets to the detriment of plaintiff and the putative class of end-payor purchasers it seeks to represent, causing them to pay overcharges.  Plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleges that defendants have been unjustly enriched through their alleged conduct. Plaintiff seeks declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys' fees.  Additional class action complaints making similar allegations against all defendants, including Medicis and the Company have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly-situated direct or end-payor purchasers of Solodyn® (Rochester Drug Co-Operative, Inc., Case No. 2:13-CV-04270-JCJ (E.D. Pa. filed July 23, 2013); Local 274 Health & Welfare Fund, Case No. 2:13-CV-4642-JCJ (E.D.Pa. filed Aug. 9, 2013); Sheet Metal Workers Local No. 25 Health & Welfare Fund, Case No. 2:13-CV-4659-JCJ (E.D. Pa. filed Aug. 8, 2013); Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund, Case No. 2:13-CV-5021-JCJ (E.D. Pa. filed Aug. 27, 2013); Heather Morgan, Case No. 2:13-CV-05097 (E.D. Pa. filed Aug. 29, 2013); Plumbers & Pipefitters Local 176 Health & Welfare Trust Fund, Case No. 2:13-CV-05105 (E.D. Pa. filed Aug. 30, 2013); Ahold USA, Inc., Case No. 1:13-cv-12225 (D. Mass. filed Sept. 9, 2013); City of Providence, Rhode Island, Case No. 2:13-cv-01952 (D. Ariz. filed Sept. 24, 2013); International Union of Operating Engineers Stationary Engineers Local 39 Health & Welfare Trust Fund, Case No. 1:13-cv-12435 (D. Mass. filed Oct. 2, 2013); Painters District Council No. 30 Health and Welfare Fund et al., Case No. 1:13-cv-12517 (D. Mass. filed Oct. 7, 2013); Man-U Service Contract Trust Fund, Case No. 13-cv-06266-JCJ (E.D. Pa. filed Oct. 25, 2013)).  On August 29, 2013, International Union of Operating Engineers Local 132 Health and Welfare Fund voluntarily dismissed the class action complaint it had originally filed on August 1, 2013, in the United States District Court for the Northern District of California, and on August 30, 2013, re-filed its class action complaint in the United States District Court for the Eastern District of Pennsylvania (Case No. 2:13-cv-05108). The International Union of Operating Engineers Local 132 Health and Welfare Fund complaint makes similar allegations against all defendants, including Medicis and the Company, and seeks similar relief, to the other end-payor plaintiff complaints.  On October 11, 2013, Medicis and the Company filed a motion with the Judicial Panel for Multidistrict Litigation ("JPML") seeking an order transferring and consolidating the thirteen

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

putative class action cases for coordinated pretrial proceedings.  On February 25, 2014, the JPML ordered that the cases pending outside the District of Massachusetts be transferred to the District of Massachusetts, with the consent of that court, for coordinated or consolidated pretrial proceedings with the actions already pending in that district.  The Multi-District Litigation (“MDL”), captioned In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, is now pending before U.S. District Judge Denise Casper.  Two additional end-payor actions have been filed in the District of Massachusetts since the February 25th centralization order:  Allied Services Division Welfare Fund, Case No. 1:14-cv-10786 (D. Mass. filed Mar. 14, 2014); and NECA-IBEW Welfare Trust Fund, Case No. 1:14-cv-11015 (D. Mass. filed Mar. 19, 2014).  These cases have been included in the pending MDL.  Plaintiffs have filed motions with the court seeking consolidation of the cases and these motions are currently pending.  We are in the process of evaluating the claims and plan to vigorously defend these actions.
Intellectual Property
Cobalt TIAZAC® XC Litigation
On or about August 17, 2012, Valeant International (Barbados) SRL (now Valeant International Bermuda) (“VIB”) and Valeant Canada received a Notice of Allegation from Cobalt Pharmaceuticals Company (“Cobalt”) with respect to diltiazem hydrochloride 180 mg, 240 mg, 300 mg and 360 mg tablets, marketed in Canada by Valeant Canada as TIAZAC® XC. The patents in issue are Canadian Patent Nos. 2,242,224, and 2,307,547. Cobalt alleged that its generic form of TIAZAC® XC does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister of Health from issuing a Notice of Compliance to Cobalt was issued in the Federal Court of Canada on September 28, 2012 (Case No. T-1805-12) (the “Application”). A motion to declare Cobalt’s Notice of Allegation to be null and void due to a conflict of interest on the part of Cobalt’s legal counsel was heard by a judge of the Federal Court on December 17, 2012. A decision was issued on June 12, 2013 dismissing the motion in part. In particular, VIB and Valeant Canada were successful on their motion to disqualify Cobalt’s counsel; however, a declaration that Cobalt’s Notice of Allegation is null and void was not granted. Both parties appealed the decision (Case No. A-221-13) and the appeal and cross-appeal were heard on November 13, 2013 and, in a decision rendered on February 24, 2014, the Court of Appeal dismissed both the appeal and the cross-appeal. Cobalt brought a motion to dismiss the Application in respect of Canadian Patent No. 2,242,224, but the motion was dismissed in December 2013. Cobalt filed an appeal (Case No. A-434-13), which is scheduled to be heard in the Court of Appeal on May 20, 2014. Cobalt also brought a motion to dismiss the Application in respect of Canadian Patent No. 2,307,547, which is scheduled to be heard on May 15, 2014. The Application itself is scheduled to be heard on June 2 to 6, 2014. On May 8, 2014, Valeant Canada, VIB and Cobalt entered into a settlement agreement, which, if approved by the Court, will result in a stay of the Application until certain events occur and a dismissal of all remaining proceedings and appeals.
AntiGrippin® Litigation
Two suits have been brought against the Company's subsidiary, Natur Produkt, seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names. The first matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately $50 million. The $50 million charge was recognized in the fourth quarter of 2013 in Other (income) expense in the consolidated statements of loss. Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Anvilab has the right to appeal that decision to the cassation court. The Company concluded that the potential loss is no longer probable, and therefore the $50 million reserve was reversed in the first quarter of 2014 in Other (income) expense in the consolidated statements of loss.

Natur Produkt was served with a claim in the second matter (Case No. A-56-38592/2013, Arbitration Court of St. Petersburg) on July 16, 2013 by the plaintiff in that matter (ZAO Tsentr Vnedreniya PROTEK (“Protek”)). A hearing was held in this matter on September 29, 2013 and, on October 18, 2013, the court found in favor of Natur Produkt. Protek filed an appeal of the decision on November 26, 2013. A hearing in the appeal proceeding was held on January 30, 2014 and the appeal court also found in favor of Natur Produkt. Protek has appealed that decision to the cassation court (Case No. A-56-38592/2013). The appeal is pending approval of the cassation court.

Natur Produkt intends to vigorously defend both of these matters.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Watson ACANYA® Litigation
On or about September 10, 2013, the Company’s subsidiary, Dow Pharmaceuticals Sciences, Inc. (“Dow”), received a Notice of Paragraph IV Certification dated September 9, 2013 from Watson Laboratories, Inc. (“Watson”), related to Watson’s Abbreviated New Drug Application ("ANDA") filing with the Food and Drug Administration (“FDA”) for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, for topical use, which corresponds to the Company’s Acanya® Gel product. In the notice, Watson asserted that U.S. Patent No. 8,288,434 (the “'434 Patent”), which is listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Watson’s generic products for which the ANDA was submitted. Dow holds the New Drug Application (“NDA”) for Acanya® Gel and is owner of the ‘434 Patent. Dow and the Company’s subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), filed suit pursuant to the Hatch-Waxman Act against Watson on October 24, 2013, in the U.S. District Court for the District of New Jersey (Case No. 13-VV-06401-SRC), thereby triggering a 30-month stay of the approval of Watson’s ANDA. In the suit, Dow and VPNA allege infringement by Watson of one or more claims of the '434 Patent.  On March 3, 2014, the Court has entered a scheduling order in the case setting a Markman (claim construction) hearing date of November 3, 2014.
On or about March 14, 2014, the Company’s subsidiary, Dow, received from Watson a second Paragraph IV notice letter dated March 13, 2014 related to Watson’s ANDA filing with the FDA for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, for topical use, which corresponds to the Company’s Acanya® Gel product. In the notice, Watson asserted that U.S. Patent No. 8,633,699 (the “699 Patent”), a recently issued method of use patent that has been listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Watson’s generic products for which the ANDA was submitted.
On May 6, 2014, Watson, Dow and VPNA entered into a settlement agreement to settle all outstanding patent litigation related to Watson’s generic version of Acanya® Gel. Under the terms of the settlement agreement, which is subject to approval by the U.S. Federal Trade Commission (“FTC”) and United States Department of Justice, Dow and VPNA will grant Watson a royalty-bearing license to market its generic version of Acanya® Gel beginning in July 1, 2018 or earlier under certain circumstances.
Perrigo ACANYA® Litigation
On October 3, 2013, Dow received a Notice of Paragraph IV Certification dated October 2, 2013 from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo”), related to Perrigo’s ANDA filing with the FDA for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, which corresponds to the Company’s Acanya® Gel product. In the notice, Perrigo asserted that U.S. Patent No. 8,288,434 (the “'434 Patent”), which is listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale or importation of Perrigo’s generic product for which the ANDA was submitted. Dow holds the NDA for Acanya® Gel and is the owner of the ‘434 Patent. Dow and VPNA filed suit pursuant to the Hatch-Waxman Act against Perrigo on November 15, 2013, in the U.S. District Court for the District of New Jersey (Case No. 13-CV-06922-SRC), thereby triggering a 30-month stay of the approval of Perrigo’s ANDA. In the suit, Dow and VPNA allege infringement by Perrigo of one or more claims of the '434 Patent. This matter is proceeding in the ordinary course.
Allergan Patent Infringement Proceeding - Restylane-L® and Perlane-L®
On September 13, 2013, Allergan USA, Inc. and Allergan Industrie, SAS (collectively, “Allergan”) filed a Complaint for Patent Infringement in the United States District Court for the Central District of California (Case No. SACV13-1436 AG (JPRX)) against the Company and certain of its affiliates, including Medicis. The complaint alleges that the Company and its affiliates named in the complaint have infringed Allergan’s US Patent No. 8,450,475 (the “‘475 Patent”) by selling, offering to sell and importing in and into the United States the Company’s Restylane-L® and Perlane-L® dermal filler products. Allergan is seeking a permanent injunction and unspecified damages. The Company filed an Answer in this matter on November 18, 2013. On December 31, 2013, the parties to this matter filed a Joint Report with the Court, proposing certain case management dates, including a proposed trial date of July 27, 2015. The matter is proceeding in the ordinary course. The Company is vigorously defending this matter.
Lupin PROLENSA® Litigation
On or about December 20, 2013, the Company and B&L received a Notice of Paragraph IV Certification dated December 19, 2013 from Lupin, Ltd. (“Lupin”), related to Lupin’s ANDA filing with the FDA for bromfenac ophthalmic solution 0.07%,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

which corresponds to the Company’s Prolensa® product. In the notice, Lupin asserted that U.S. Patent No. 8,129,431 (the “'431 Patent”), which is listed in the FDA’s Orange Book for Prolensa®, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic product for which the ANDA was submitted. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju Pharmaceutical Co., Ltd. (“Senju”) of the ‘431 Patent. B&L, Bausch & Lomb Phama Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Lupin on January 31, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-00667-JBS-KMW), thereby triggering a 30-month stay of the approval of Lupin’s ANDA. In the suit, the Plaintiffs allege infringement by Lupin of one or more claims of the ‘431 Patent. A scheduling conference is set for May 16, 2014. This matter is proceeding in the ordinary course.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. The Company filed its certification materials on February 6, 2013 and a hearing on certification was held on September 3 to 6, 2013.  An additional hearing day was scheduled for January 16, 2014. On November 8, 2013, the Plaintiff served an amended notice of civil claim which seeks to re-characterize the representation claims and broaden them from what was originally claimed.  As a result, the hearing date scheduled for January 16, 2014 was cancelled and, at the request of the Court, the parties made submissions to address the impact of the amendments. The Court rendered a decision on March 27, 2014 denying costs orders for both parties and directing the parties to obtain a revised certification hearing schedule for the continuation of the certification hearing at agreeable time. The Company denies the allegations being made and is vigorously defending this matter.
Legacy Medicis Litigation
Civil Investigative Demand from the U.S. Federal Trade Commission
On May 2, 2012, Medicis received a civil investigative demand from the FTC requiring that Medicis provide to the FTC information and documents relating to various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice, and other efforts principally relating to SOLODYN®. On June 7, 2013, Medicis received an additional civil investigative demand relating to such settlements, agreements and efforts. Medicis is cooperating with this investigative process. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge Medicis through a civil administrative or judicial proceeding. If the FTC ultimately challenges the agreements, we would expect to vigorously defend in any such action.
Employment Matter
In September, 2011, Medicis received a demand letter from counsel purporting to represent a class of female sales employees alleging gender discrimination in, among others things, compensation and promotion as well as claims that the former management group maintained a work environment that was hostile and offensive to female sales employees. Related charges of discrimination were filed prior to the end of 2011 by six former female sales employees with the Equal Employment Opportunity Commission (the “EEOC”). Three of those charges have been dismissed by the EEOC and the EEOC has made no findings of discrimination. Medicis engaged in mediation with such former employees. On March 19, 2013, Medicis and counsel for the former employees signed an MOU to settle this matter on a class-wide basis and resolve all claims with respect thereto. In connection with the agreed-upon settlement, Medicis would pay a specified sum and would pay the costs of the claims administration up to an agreed-upon fixed amount. Medicis would also implement certain specified programmatic relief. The parties have signed a definitive settlement agreement in this matter. On September 5, 2013, a putative class action was filed in U.S. District Court for the District of Columbia in the matter of Brown et al. v. Medicis Pharmaceutical Corporation (No. 1:13-cv-01345-RJL) based on the allegations described above. Simultaneously with the filing of the Complaint, the parties filed a motion for preliminary approval of the class action settlement.  Among other things, the settlement agreement, if approved, will resolve all of the remaining related EEOC charges. No hearing on the motion for preliminary approval of the class action settlement has been set. A case status conference will take place on June 6, 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Legacy B&L Litigation
MoistureLoc™ Product Liability Lawsuits
Currently, B&L has been served or is aware that it has been named as a defendant in approximately 322 currently active product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below as well as certain other U.S. state courts on behalf of individuals who claim they suffered personal injury as a result of using a contact lens solution with MoistureLoc™. Two consolidated cases were established to handle MoistureLoc™ claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There are approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc™ caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. A scheduling order for briefs and oral argument has not been issued by the court yet.
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

17.	SEGMENT INFORMATION
Reportable Segments
The Company has two operating and reportable segments: (i) Developed Markets, and (ii) Emerging Markets. The following is a brief description of the Company’s segments:

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs and other (income) expense and in-process research and development impairments and other charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance.
Corporate includes the finance, treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, expenses, gains and losses related to the overall management of the Company, which are not allocated to the other business segments. In addition, a majority of share-based compensation is considered a corporate cost, since the amount of such expense depends on Company-wide performance rather than the operating performance of any single segment.
Segment Revenues and Profit
Segment revenues and profit for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Revenues:
Developed Markets(1)	$1,421.8	$780.3
Emerging Markets(2)	464.4	288.1
Total revenues	1,886.2	1,068.4

Segment profit:
Developed Markets(3)	439.3	187.7
Emerging Markets(4)	68.1	26.2
Total segment profit	507.4	213.9

Corporate(5)	(38.1)	(37.7)
Restructuring, integration and other costs	(133.6)	(49.0)
In-process research and development impairments and other charges	(12.0)	—
Acquisition-related costs	(1.5)	(7.9)
Acquisition-related contingent consideration	(8.9)	2.2
Other income (expense)	43.3	(4.5)
Operating income	356.6	117.0
Interest income	1.8	1.6
Interest expense	(246.5)	(155.3)
Loss on extinguishment of debt	(93.7)	(21.4)
Foreign exchange and other	(13.4)	1.4
Gain on investments, net	—	1.9
Income (loss) before provision for (recovery of) income taxes	$4.8	$(54.8)
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue of $665.1 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the three-month period ended March 31, 2014, primarily from the B&L, Solta Medical and Obagi acquisitions.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue of $216.4 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the three-month period ended March 31, 2014, primarily from the B&L and Solta Medical acquisitions.

(3)
Developed Markets segment profit reflects the addition of operations from all 2013 acquisitions and all 2014 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $225.1 million, in the aggregate, in the three-month period ended March 31, 2014, primarily from B&L and Medicis operations.

(4)
Emerging Markets segment profit reflects the addition of operations from all 2013 acquisitions and all 2014 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $74.8 million, in the aggregate, in the three-month period ended March 31, 2014, primarily from B&L operations.

(5)	Corporate reflects non-restructuring-related share-based compensation expense of $15.2 million and $9.1 million in the three-month periods ended March 31, 2014 and 2013, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Segment Assets
Total assets by segment as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014	As of December 31, 2013
Assets(1):
Developed Markets(2)	$20,132.7	$20,007.2
Emerging Markets(3)	6,936.2	6,907.8
	27,068.9	26,915.0
Corporate	920.1	1,055.8
Total assets	$27,989.0	$27,970.8
____________________________________

(1)	The segment assets as of December 31, 2013 contain reclassifications between segments to conform to the current period presentation.

(2)
Developed Markets segment assets as of March 31, 2014 reflect the provisional amounts of identifiable intangible assets and goodwill of the Solta Medical acquisition of $99.2 million and $60.8 million, respectively.

(3)
Emerging Markets segment assets as of March 31, 2014 reflect the provisional amounts of identifiable intangible assets and goodwill of the Solta Medical acquisition of $66.6 million and $40.7 million, respectively.

18.	SUBSEQUENT EVENTS AND PENDING TRANSACTIONS
Subsequent Events
Zovirax Authorized Generic Agreement and Termination of Co-Promotion Agreements
In April 2014, the Company and Actavis, Inc. (“Actavis”) signed an agreement terminating their previously-announced co-promotion agreement for Cordran® Tape, pursuant to which Actavis had granted the Company the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape product in the U.S. Following the termination, the Company no longer has any rights to co-promote the Cordran® Tape product. In addition, in April 2014, the Company and Actavis signed an agreement terminating their co-promotion agreement for Zovirax® cream, pursuant to which the Company had granted Actavis the exclusive right to co-promote Zovirax® cream to obstetricians and gynecologists in the U.S. Following the termination, Actavis no longer has any rights to co-promote Zovirax® cream.
However, notwithstanding the termination of the co-promotion arrangements, Actavis continues to be the exclusive marketer and distributor of the authorized generic of the Company’s Zovirax® ointment product (other than to certain dispensing physicians) (the “Zovirax® ointment agreement”). Under the terms of the exclusive Zovirax® ointment agreement, the Company is continuing to supply Actavis with a generic version of the Company’s Zovirax® ointment product, Actavis is continuing to market and distribute the product in the U.S. (other than to certain dispensing physicians) and the Company continues to receive a share of the economics.
Pending Transactions
Proposed Merger - Allergan, Inc.
On April 22, 2014, the Company announced that it had submitted a merger proposal to the Board of Directors of Allergan, Inc. (“Allergan”) under which each Allergan share would be exchanged for $48.30 in cash and 0.83 shares of the Company’s common stock, based on the fully-diluted number of Allergan shares outstanding. Under this proposal, if consummated, shareholders would be able to elect a mix of cash and shares, subject to proration. Barclays and Royal Bank of Canada have delivered financing commitments in the amount of $15.5 billion in connection with this matter. At this time, no merger agreement or other agreement relating to the merger proposal has been entered into between the Company and Allergan, and the Company cannot provide any assurance as to whether or when any such agreement will be executed or whether or when the proposed merger will be consummated or the terms thereof when and if agreed.
PreCision Dermatology, Inc.
On January 31, 2014, the Company entered into an agreement to acquire PreCision Dermatology, Inc. (“PreCision”) for $475 million in cash, plus an additional $25 million payable upon the achievement of a sales-based milestone. PreCision develops and markets a wide range of medical dermatology products, treating a number of topical disease states such as acne and atopic

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

dermatitis with products such as Locoid®, Hylatopic®, Clindagel®, and BenzEFoam®. The transaction is expected to close in the second quarter of 2014.
Sale of Metronidazole 1.3%
On April 30, 2013, the Company agreed to sell the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for approximately $55 million, which includes upfront and certain milestone payments, and minimum royalties for the first three years of commercialization.  In addition, royalties are payable to the Company beyond the initial three-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The FDA approved the NDA for Metronidazole 1.3% in March 2014, and the rights to this product are expected to be transferred to Actavis Specialty Brands at or shortly following the delivery of inventory launch quantities, which is anticipated to occur by the third quarter of 2014. The Company acquired Metronidazole 1.3% as part of the acquisition of Medicis in December 2012, and the carrying amount of the related intangible asset is $66.6 million as of March 31, 2014. Upon consummation of the transaction, the Company will recognize a loss within Other (income) expense in the consolidated statement of income (loss), as the Company will not recognize income from the contingent payments until such amounts are realizable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended March 31, 2014 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
Additional information relating to the Company, including the 2013 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of May 9, 2014.
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
On August 5, 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 24, 2013. Subject to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), our wholly-owned subsidiary (the “B&L Acquisition”). B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. We believe we will continue to grow the B&L business due primarily to the expected growth of the overall eye health market and the introduction of new products. Further, we have substantially integrated the B&L business into our decentralized structure which has allowed us to realize operational efficiencies and cost synergies. For more information regarding the B&L Acquisition, see note 3 to the unaudited consolidated financial statements.
Our strategy is to focus the business on core geographies and therapeutic classes that offer attractive growth opportunities while maintaining our lower selling, general and administrative cost model and decentralized operating structure. We have an established portfolio of durable products with a focus in the eye health and dermatology therapeutic areas. Further, we have completed numerous transactions over the past few years to expand our portfolio offering and geographic footprint, including, among others, the acquisitions of B&L and Medicis Pharmaceutical Corporation (“Medicis”), and we will continue to pursue value-added business development opportunities as they arise. The growth of our business is further augmented through our lower risk research and development model, which allows us to advance certain development programs to drive future commercial growth, while minimizing our research and development expense. We believe this strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value.
BUSINESS DEVELOPMENT
We have completed several transactions to expand our product portfolio, including, among others, the acquisition of Solta Medical Inc. (“Solta Medical”) in January 2014.
On January 31, 2014, we entered into an agreement to acquire PreCision Dermatology, Inc. (“PreCision”) for $475 million in cash, plus an additional $25 million payable upon the achievement of a sales-based milestone. The transaction is expected to close in the second quarter of 2014.
On April 22, 2014, we announced that we had submitted a merger proposal to the Board of Directors of Allergan, Inc. (“Allergan”) under which each Allergan share would be exchanged for $48.30 in cash and 0.83 shares of our common stock, based on the fully-diluted number of Allergan shares outstanding. Under this proposal, if consummated, shareholders would be able to elect a mix of cash and shares, subject to proration. Barclays and Royal Bank of Canada have delivered financing commitments in the amount of $15.5 billion in connection with this matter. At this time, no merger agreement or other agreement relating to the merger proposal has been entered into between us and Allergan, and we cannot provide any assurance as to whether or when any such agreement will be executed or whether or when the proposed merger will be consummated or the terms thereof when and if agreed.
For more information regarding our acquisitions, see note 3 and note 18 to the unaudited consolidated financial statements.
RESTRUCTURING AND INTEGRATION
In connection with the B&L and Medicis acquisitions, as well as other smaller acquisitions, we have implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and B&L businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we have identified greater than $900 million of cost synergies on an annual run rate basis that we expect to achieve by the end of 2014. This amount does not include potential revenue synergies or the potential benefits of incorporating B&L’s operations into the Company’s corporate structure. We estimate that we will incur total costs that are approximately 60% of the estimated annual synergies of greater than $900 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2014.
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Medicis businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we realized over $300 million of cost synergies on a run rate basis as of December 31, 2013. We estimate that we will incur total costs of approximately $200 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, certain costs may still be incurred in 2014.
See note 4 to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our B&L and Medicis Acquisition-related initiatives through March 31, 2014.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended March 31,
	2014	2013	Change
($ in millions, except per share data)	$	$	$	%
Revenues	1,886.2	1,068.4	817.8	77
Operating expenses	1,529.6	951.4	578.2	61
Net loss attributable to Valeant Pharmaceuticals International, Inc.	(22.6)	(27.5)	4.9	(18)
Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic and diluted	(0.07)	(0.09)	0.02	(22)
Financial Performance

Changes in Revenues
Total revenues increased $817.8 million, or 77%, to $1.9 billion in the first quarter of 2014, compared with $1.1 billion in the first quarter of 2013, primarily due to incremental product sales revenue of $881.5 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the first quarter of 2014, partially offset by (i) a negative impact from divestitures, discontinuations and supply interruptions of $58.4 million, (ii) a decrease in product sales of $53.9 million in the first quarter of 2014 due to the impact of generic competition in the Developed Markets segment, and (iii) a negative foreign currency impact on the existing business of $23.7 million. Excluding the items described above, we realized incremental product sales revenue of $66.7 million in the first quarter of 2014 related to growth from the remainder of the existing business. The above changes in revenues are further described below under “Results of Operations — Revenues by Segment”.
Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net loss attributable to Valeant Pharmaceuticals International, Inc. decreased $4.9 million, or 18%, to $22.6 million (basic and diluted loss per share attributable to Valeant Pharmaceuticals International, Inc. of $0.07) in the first quarter of 2014, compared with $27.5 million (basic and diluted loss per share attributable to Valeant Pharmaceuticals International, Inc. of $0.09) in the first quarter of 2013, primarily due to (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $593.0 million in the first quarter of 2014, as further described below under “Results of Operations — Segment Profit”, partially offset by (ii) an increase in operating expenses, as further described below under “Results of Operations — Operating Expenses”.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $2.3 million in the first quarter of 2014, primarily related to the performance of joint ventures acquired in connection with the B&L Acquisition.
RESULTS OF OPERATIONS
Reportable Segments
We have two operating and reportable segments: (i) Developed Markets, and (ii) Emerging Markets. The following is a brief description of our segments:

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

Revenues By Segment
The following table displays revenues by segment for the first quarters of 2014 and 2013, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2014		2013		Change
($ in millions)	$	%	$	%	$	%
Developed Markets	1,421.8	75	780.3	73	641.5	82
Emerging Markets	464.4	25	288.1	27	176.3	61
Total revenues	1,886.2	100	1,068.4	100	817.8	77

Total revenues increased $817.8 million, or 77%, to $1.9 billion in the first quarter of 2014, compared with $1.1 billion in the first quarter of 2013, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $665.1 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the first quarter of 2014, primarily from (i) the 2013 acquisitions of B&L (driven by SofLens® contact lenses product line sales, PureVision® and ReNu Multiplus® product sales) and Obagi Medical Products, Inc. (“Obagi”) (mainly driven by Nu-Derm® and Obagi-C® product sales); and (ii) the 2014 acquisition of Solta Medical (mainly driven by Thermage CPT® system product sales).

This factor was partially offset by:

•
decrease in product sales of $53.9 million in the first quarter of 2014 related to a decline in sales of the Zovirax®, Vanos®, and Retin-A Micro® franchises and Wellbutrin® XL (Canada) due to generic competition. We anticipate a continuing decline in sales of Zovirax® ointment, Vanos®, Retin-A Micro® and Wellbutrin® XL (Canada) due to continued generic erosion, however the rate of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions;

•	a negative impact from divestitures, discontinuations and supply interruptions of $23.0 million in the first quarter of 2014. The largest contributor was the divestiture of Buphenyl® in 2013; and

•	a negative foreign currency exchange impact on the existing business of $11.0 million in the first quarter of 2014.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $58.9 million, or 8%, in the first quarter of 2014, which was driven primarily by price. The growth included higher sales of (i) orphan products (Syprine® and Xenazine®) and (ii) Elidel®.
Emerging Markets segment:

•
the incremental product sales revenue of $216.4 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the first quarter of 2014, primarily from the 2013 acquisition of B&L (driven by SofLens® contact lenses product line sales and ReNu Multiplus® product sales) and the 2014 acquisition of Solta Medical (mainly driven by Thermage CPT® system product sales).

This factor was partially offset by:

•	a negative impact from divestitures, discontinuations and supply interruptions of $35.4 million in the first quarter of 2014, primarily from Eastern Europe and Brazil; and

•	a negative foreign currency exchange impact on the existing business of $12.7 million in the first quarter of 2014.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $7.8 million, or 3%, in the first quarter of 2014.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, in-process research and development impairments and other charges and other (income) expense, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. In addition, a majority of share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.
The following table displays profit by segment for the first quarters of 2014 and 2013, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2014		2013		Change
($ in millions)	$	%(1)	$	%(1)	$	%
Developed Markets	439.3	31	187.7	24	251.6	134
Emerging Markets	68.1	15	26.2	9	41.9	160
Total segment profit	507.4	27	213.9	20	293.5	137
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
Total segment profit increased $293.5 million, or 137%, to $507.4 million in the first quarter of 2014, compared $213.9 million in the first quarter of 2013, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in contribution of $451.0 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the first quarter of 2014, primarily from the product sales of B&L and Obagi, including higher expenses for acquisition accounting adjustments related to inventory of $7.1 million, in the aggregate, in the first quarter of 2014;  and

•
a favorable impact of $41.1 million related to the existing business acquisition accounting adjustments related to inventory in the first quarter of 2013 that did not similarly occur in the first quarter of 2014.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $226.7 million in the first quarter of 2014, primarily due to the acquisitions of new businesses within the segment;

•
a decrease in contribution of $52.7 million in the first quarter of 2014 related to the lower sales of the Zovirax®, Vanos®, and Retin-A Micro® franchises and Wellbutrin® XL (Canada) as a result of the continued impact of generic competition;

•	a decrease in contribution of $18.6 million in the first quarter of 2014, primarily related to divestitures, discontinuations and supply interruptions; and

•	a negative foreign currency exchange impact on the existing business contribution of $8.4 million in the first quarter of 2014.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $59.1 million in the first quarter of 2014, driven by sales of (i) orphan products (Syprine® and Xenazine®) and (ii) Elidel®.
Emerging Markets segment:

•	an increase in contribution of $143.9 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions, in the first quarter of 2014, primarily from the sale of B&L products.
This factor was partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $79.6 million in the first quarter of 2014, primarily associated with the acquisitions of new businesses within the segment;

•	a decrease in contribution of $21.0 million in the first quarter of 2014 related to divestitures, discontinuations and supply interruptions; and

•	a negative foreign currency exchange impact on the existing business contribution of $7.9 million in the first quarter of 2014.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $6.5 million in the first quarter of 2014.
Operating Expenses

The following table displays the dollar amount of each operating expense category for the first quarters of 2014 and 2013, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2014		2013		Change
($ in millions)	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	504.1	27	284.9	27	219.2	77
Cost of alliance and service revenues	14.3	1	15.4	1	(1.1)	(7)
Selling, general and administrative	482.0	26	241.9	23	240.1	99
Research and development	61.3	3	23.8	2	37.5	158
Amortization and impairments of finite-lived intangible assets	355.2	19	326.2	31	29.0	9
Restructuring, integration and other costs	133.6	7	49.0	5	84.6	173
In-process research and development impairments and other charges	12.0	1	—	—	12.0	100
Acquisition-related costs	1.5	—	7.9	1	(6.4)	(81)
Acquisition-related contingent consideration	8.9	—	(2.2)	—	11.1	NM
Other (income) expense	(43.3)	(2)	4.5	—	(47.8)	NM
Total operating expenses	1,529.6	81	951.4	89	578.2	61
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold increased $219.2 million, or 77%, to $504.1 million in the first quarter of 2014, compared with $284.9 million in the first quarter of 2013. As a percentage of revenue, Cost of goods sold remained at 27% for both the first quarters of 2014 and 2013, primarily due to:

•
an unfavorable impact from product mix related to (i) the product portfolio acquired as part of the B&L Acquisition and (ii) decreased sales of the Zovirax®, Vanos®, and Retin-A Micro® franchises and Wellbutrin® XL (Canada) which have a higher gross profit margin than our overall margin.

This factor was offset by:

•	the impact of lower acquisition accounting adjustments of $38.0 million in the first quarter of 2014, related to acquired inventories that were sold in the first quarter of 2014; and

•	the benefits realized from worldwide manufacturing rationalization initiatives primarily from Latin America and Canada.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $240.1 million, or 99%, to $482.0 million in the first quarter of 2014, compared with $241.9 million in the first quarter of 2013, primarily due to increased expenses in our Developed Markets segment ($190.7 million) and Emerging Markets segment ($49.1 million), primarily driven by the acquisitions of new businesses within each segment, including the B&L Acquisition, partially offset by the realization of cost synergies.
As a percentage of revenue, Selling, general and administrative expenses increased to 26% in the first quarter of 2014 as compared to 23% in first quarter of 2013, primarily due to (i) costs incurred related to the B&L Acquisition, (ii) expenses associated with sales force expansion for the aesthetics and dental businesses, (iii) higher expenses related to recent and upcoming product launches, and (iv) higher share-based compensation expenses. See note 10 to the unaudited consolidated financial statements for additional information related to share-based compensation.
Research and Development Expenses

Research and development expenses increased $37.5 million, or 158%, to $61.3 million in the first quarter of 2014, compared with $23.8 million in the first quarter of 2013, primarily due to spending on programs acquired in the B&L Acquisition, including latanoprostene bunod, brimonidine, Lotemax® life cycle programs and the MIM-D3 compound. See note 3 to the unaudited consolidated financial statements for additional information relating to the B&L Acquisition.
Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $29.0 million, or 9%, to $355.2 million in the first quarter of 2014, compared with $326.2 million in the first quarter of 2013, primarily due to (i) the amortization of the B&L and Obagi identifiable intangible assets of $98.1 million, in the aggregate, in the first quarter of 2014, partially offset by (ii) lower amortization for ezogabine/retigabine of $26.5 million in the first quarter of 2014 due to the impairment charge of $551.6 million recognized in the third quarter of 2013, (iii) an impairment charge of $26.1 million recognized in the first quarter of 2013 related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia, to their estimated fair value less costs to sell, and (iv) a $22.2 million write-off recognized in the first quarter of 2013 related to the Opana® intangible asset.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration and other costs of $133.6 million in the first quarter of 2014, primarily related to the B&L and Solta Medical acquisitions, as well as other acquisitions. Refer to note 4 of notes to unaudited consolidated financial statements for further details.
In-Process Research and Development Impairments and Other Charges
In the first quarter of 2014, we recognized an in-process research and development charge of $12.0 million related to an up-front payment made in connection with an amendment to a license and distribution agreement with a third party.
Acquisition-Related Costs
Acquisition-related costs decreased $6.4 million, or 81%, to $1.5 million in the first quarter of 2014, compared with $7.9 million in the first quarter of 2013, reflecting higher expenses incurred in the first quarter of 2013 related to the Natur Produkt International, JSC (“Natur Produkt”) and Obagi acquisitions, as well as other acquisitions, partially offset by acquisition activities in the first quarter of 2014, primarily related to the Solta Medical acquisition. Refer to note 3 of notes to unaudited consolidated financial statements for additional information regarding business combinations.
Acquisition-Related Contingent Consideration
In the first quarter of 2014, we recognized an acquisition-related contingent consideration loss of $8.9 million. The net loss was primarily driven by (i) changes in the estimated probability associated with potential milestone payments related to the Eisai Inc. (Targretin®) acquisition and (ii) fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”).
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
Other (Income) Expense
Other income increased $47.8 million to $43.3 million in the first quarter of 2014, compared with other expense of $4.5 million in the first quarter of 2013, primarily due to the reversal of a $50.0 million reserve related to the AntiGrippin® litigation, partially offset by a $5.6 million charge recognized in the first quarter of 2014 related to a settlement of a preexisting relationship with respect to the acquisition of Solta Medical. Refer to note 16 and note 3 of notes to unaudited consolidated financial statements for further details related to the AntiGrippin® litigation and the acquisition of Solta Medical, respectively.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the first quarters of 2014 and 2013 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended March 31,
	2014	2013	Change
($ in millions; Income (Expense))	$	$	$	%
Interest income	1.8	1.6	0.2	13
Interest expense	(246.5)	(155.3)	(91.2)	59
Loss on extinguishment of debt	(93.7)	(21.4)	(72.3)	NM
Foreign exchange and other	(13.4)	1.4	(14.8)	NM
Gain on investments, net	—	1.9	(1.9)	(100)
Total non-operating expense	(351.8)	(171.8)	(180.0)	105
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $91.2 million, or 59%, to $246.5 million in the first quarter of 2014, compared with $155.3 million in the first quarter of 2013, due to an increase of $88.7 million, in the aggregate, primarily related to higher debt balances, driven by the borrowings in the third quarter of 2013 in conjunction with the B&L Acquisition.
As a result of the financing obtained in the third quarter of 2013 in connection with the B&L Acquisition, we expect an increase in interest expense for the full year 2014 as compared to 2013.
Loss on Extinguishment of Debt
In the first quarter of 2014, we recognized losses of $93.7 million, related to the refinancing of our Series E tranche B term loan facility on February 6, 2014 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).
In the first quarter of 2013, we recognized losses of $21.4 million, related to the repricing of our Series D tranche B term loan facility and our Series C of tranche B term loan facility on February 21, 2013.
Foreign Exchange and Other
Foreign exchange and other loss increased $14.8 million to $13.4 million in the first quarter of 2014, compared with foreign exchange and other gain of $1.4 million in the first quarter of 2013, primarily due to the foreign exchange losses on intercompany loans in the first quarter of 2014.
Income Taxes
The following table displays the dollar amounts of the current and deferred provision for (recovery of) income taxes in the first quarters of 2014 and 2013 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2014	2013	Change
($ in millions; Expense (Income))	$	$	$	%
Current income tax expense	15.1	10.1	5.0	50
Deferred income tax provision (recovery)	10.0	(37.4)	47.4	(127)
Total provision for (recovery of) income taxes	25.1	(27.3)	52.4	NM

____________________________________
NM — Not meaningful
In the three-month period ended March 31, 2014, the Company recognized an income tax expense of $25.1 million, comprised of $24.4 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of $0.7 million related to Canadian income taxes. In the three-month period ended March 31, 2014, the Company’s effective tax rate was primarily impacted by (i) tax expense generated from the Company’s annualized effective tax rate applied against overall income of the Company for the three months ended March 31, 2014, and (ii) tax expense incurred of approximately $13.3 million associated with a prior period adjustment for the tax impacts of intercompany profit in ending inventory. Management does not believe that this adjustment is material to the current or prior periods.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table displays a summary of selected measures of our financial condition as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014	As of December 31, 2013	Change
($ in millions; Asset (Liability))	$	$	$	%
Cash and cash equivalents	576.3	600.3	(24.0)	(4)
Long-lived assets(1)	23,832.6	23,834.5	(1.9)	—
Total debt, including current portion	(17,386.9)	(17,367.7)	(19.2)	—
__________________
(1)Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents decreased $24.0 million, or 4%, to $576.3 million as of March 31, 2014 which primarily reflected the following uses of cash:

•	$327.4 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the Solta Medical acquisition in the first quarter of 2014;

•
$70.3 million in repayments, in the aggregate, under our (i) Series A-1, Series A-2 and Series A-3 of tranche A term loan facilities, (ii) Series E-1 tranche B term loan facility, and (iii) Series D-2 and Series C-2 of tranche B term loan facilities, in the first quarter of 2014;

•	purchases of property, plant and equipment of $58.1 million;

•	$27.7 million of employee withholding taxes paid in connection with the exercise of share-based awards;

•
$9.9 million related to debt issue costs paid primarily due to the refinancing of our Series E tranche B term loan facility in February 2014 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”); and

•	contingent consideration payments within financing activities of $9.7 million primarily related to the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011.
Those factors were partially offset by the following sources of cash:

•	$484.3 million in operating cash flows.
Long-Lived Assets
Long-lived assets decreased $1.9 million to $23.8 billion as of March 31, 2014, primarily due to:

•	the depreciation of property, plant and equipment and amortization of $401.1 million, in the aggregate; and

•
the carrying amount of $14.2 million related to an office building in Rochester, New York, acquired in connection with the B&L Acquisition in August 2013, which was reclassified to assets held for sale. Refer to note 3 to the unaudited consolidated financial statements for additional information.

Those factors were partially offset by:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2014 acquisitions of $309.3 million, in the aggregate, primarily related to the Solta Medical acquisition;

•	purchases of property, plant and equipment of $58.1 million; and

•	measurement period adjustments recorded in the first quarter of 2014 which resulted in a $45.1 million increase in goodwill, primarily related to the B&L Acquisition.
Cash Flows
Our primary sources of cash include: cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, funding ongoing operations, interest and principal payments, securities repurchases and restructuring activities. The following table displays cash flow information for the first quarters of 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change
($ in millions)	$	$	$	%
Net cash provided by operating activities	484.3	255.3	229.0	90
Net cash used in investing activities	(384.1)	(234.9)	(149.2)	64
Net cash used in financing activities	(122.7)	(515.9)	393.2	(76)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(6.9)	5.4	(78)
Net decrease in cash and cash equivalents	(24.0)	(502.4)	478.4	(95)
Cash and cash equivalents, beginning of period	600.3	916.1	(315.8)	(34)
Cash and cash equivalents, end of period	576.3	413.7	162.6	39
Operating Activities
Net cash provided by operating activities increased $229.0 million, or 90%, to $484.3 million in the first quarter of 2014, compared with $255.3 million in the first quarter of 2013, primarily due to:

•
the inclusion of cash flows in the first quarter of 2014 from all 2013 acquisitions, primarily the B&L and Obagi acquisitions, as well as all 2014 acquisitions, primarily the Solta Medical acquisition; and

•
a decreased investment in working capital of $62.6 million in the first quarter of 2014, primarily related to the impact of changes related to timing of the receipts and other payments in the ordinary course of business, partially offset by an increase in inventory, primarily reflecting the impact of cost increases.

Those factors were partially offset by:

•	higher payments of $78.0 million related to restructuring, integration and other costs in the first quarter of 2014; and

•
a decrease in contribution of $52.7 million in the first quarter of 2014 related to the lower sales of the Zovirax®, Vanos®, and Retin-A Micro® franchises and Wellbutrin® XL (Canada) as a result of generic competition.

Excluding the impact from generic competition described above, we also realized incremental cash flows from continued     growth from the remainder of the existing business.
Investing Activities
Net cash used in investing activities increased $149.2 million, or 64%, to $384.1 million in the first quarter of 2014, compared with $234.9 million in the first quarter of 2013, primarily due to:

•	an increase of $89.1 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate; and

•	an increase of $44.1 million in purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities decreased $393.2 million, or 76%, to $122.7 million in the first quarter of 2014, compared with $515.9 million in the first quarter of 2013, primarily due to:

•
a decrease of $233.6 million related to the repayments of long-term debt assumed in connection with the Medicis acquisition in the first quarter of 2013 that did not similarly occur in the first quarter of 2014;

•	a decrease of $88.6 million related to the lower repayments under our senior secured credit facilities in the first quarter of 2014;

•
a decrease of $37.6 million related to the repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition in the first quarter of 2013 that did not similarly occur in the first quarter of 2014;

•	a decrease of $35.0 million related to lower repurchases of common shares in the first quarter of 2014; and

•	a decrease of $23.4 million related to the lower debt issue costs paid in the first quarter of 2014 due to the lower refinancing activities in the first quarter of 2014.
Those factors were partially offset by:

•	an increase of $20.9 million related to employee withholding taxes paid on the exercise of employee share-based awards.
Debt
See note 8 to the unaudited consolidated financial statements for detailed information regarding our long-term debt and any transactions described below.
On February 6, 2014, we and certain of our subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the Series E tranche B term loans (the “Series E Tranche B Term Loan Facility”) by the issuance of $2.95 billion in new term loans (the “Series E-1 Tranche B Term Loan Facility”). Term loans under our Series E Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series E-1 Tranche B Term Loan Facility and proceeds from the additional Series A-3 tranche A term loans (the “Series A-3 Tranche A Term Loan Facility”) issuance described below. In connection with this transaction, we recognized a loss on extinguishment of debt of $93.7 million in the three-month period ended March 31, 2014.
Concurrently, on February 6, 2014, we and certain of our subsidiaries as guarantors entered into a joinder agreement for the issuance of $225.6 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. Proceeds from this transaction were used to repay part of the term loans outstanding under the Series E Tranche B Term Loan Facility.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our Senior Secured Credit Facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $5.2 billion and total liabilities of $2.0 billion as of March 31, 2014, and net revenues of $580.8 million and net loss from operations of $62.1 million for the three-month period ended March 31, 2014.
Our primary sources of liquidity are our cash, cash collected from customers, funds available from our Revolving Credit Facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have commitments approximating $125 million for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB- for Standard and Poor’s. A downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.

As of March 31, 2014, we were in compliance with all of our covenants related to our outstanding debt. As of March 31, 2014, our short-term portion of long-term debt consisted of $238.9 million, in the aggregate, primarily in term loans outstanding under the Senior Secured Credit Facilities, due in quarterly installments. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.
Securities Repurchase Programs
See note 9 to the unaudited consolidated financial statements for detailed information regarding our various securities repurchase programs.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest as of March 31, 2014:

	Payments Due by Period
	Total	2014	2015 and 2016	2017 and 2018	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest(1)	23,379.3	837.4	2,997.2	6,420.3	13,124.4
___________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.
There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading “Off-Balance Sheet Arrangements and Contractual Obligations” in the annual MD&A contained in the 2013 Form 10-K.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
At May 6, 2014, we had 335,267,871 issued and outstanding common shares. In addition, we had 8,527,504 stock options and 855,020 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,045,422 performance-based RSUs that represent the right of a holder to receive up to 300% of the RSUs granted. A maximum of 2,254,105 common shares could be issued upon vesting of the performance-based RSUs outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our consolidated financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” in the annual MD&A contained in the 2013 Form 10-K.
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the adoption of new accounting guidance is contained in note 2 to the unaudited consolidated financial statements.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2014

In April 2014, the Financial Accounting Standard Board issued guidance which changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. Under the new guidance, a disposal of a component of an entity or group of components of an entity that represents a strategic shift that has, or will have, a major effect on operations and financial results is a discontinued operation when any of the following occurs: (i) it meets the criteria to be classified as held for sale, (ii) it is disposed of by sale, or (iii) it is disposed of other than by sale. Also, a business that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations, as well as disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all businesses that, on acquisition, are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations at this time, however future transactions may be impacted.
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

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions, including from our recent acquisition of B&L (which we anticipate will be greater than $900 million), as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

•	factors relating to our ability to agree to terms respecting or to consummate any proposed merger with Allergan, Inc., some of which are beyond our control;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

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

•	adverse global economic conditions and credit market and foreign currency exchange uncertainty in the countries in which we do business (such as the recent instability in Russia and the Ukraine);

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

•
the availability of and our ability to obtain and maintain adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third party insurance or self-insurance;

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

•
other risks detailed from time to time in our filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this MD&A, as well as under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in the Company’s other filings with the SEC and CSA. We caution that the foregoing list of important factors that may affect future results is not exhaustive. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the 2013 Form 10-K.
Interest Rate Risk
As of March 31, 2014, we had $9.7 billion and $7.8 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of March 31, 2014 was $10.6 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $218.7 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $194.7 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $51.4 million in our consolidated statements of loss and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2014, most of our U.S. operations migrated into B&L’s legacy enterprise resource planning (ERP) system and a significant portion of our transaction processing has been integrated into B&L’s third party shared service center.  As such, we have made material changes to our internal control over financial reporting.  This integration into a common ERP and shared service center will provide us with integrated transactional processing and management tools.   There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to note 16 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On November 21, 2013, our Board of Directors approved a new securities repurchase program (the “2013 Securities Repurchase Program”). Under the 2013 Securities Repurchase Program, which commenced on November 22, 2013, we may make purchases of up to $1.5 billion of convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law. The 2013 Securities Repurchase Program will terminate on November 21, 2014 or at such time as the Company completes its purchases.
In the three-month period ended March 31, 2014, we did not make any purchases of our senior notes or common shares under the 2013 Securities Repurchase Program. 200 common shares purchased (and subsequently cancelled) by the Company under the employee stock purchase program during the three-month period ended March 31, 2014 are not part of the 2013 Securities Repurchase Program.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

10.1†*	Separation Agreement between the Company and Daniel Wechsler dated February 28, 2014.
10.2
Letter Agreement, dated February 25, 2014, between the Company and Pershing Square Capital Management L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D filed on April 21, 2014, which is incorporated by reference herein.

10.3†
Employment Letter between the Company and Robert Chai-Onn, dated as of January 13, 2014, originally filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

10.4
Joinder Agreement dated February 6, 2014 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Additional Series A-3 Tranche A Term Loan Commitment, originally filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

10.5
Joinder Agreement dated February 6, 2014 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Series E-1 Tranche B Term Loan Commitment, originally filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
___________________________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: May 9, 2014	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2014	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1†*	Separation Agreement between the Company and Daniel Wechsler dated February 28, 2014.
10.2
Letter Agreement, dated February 25, 2014, between the Company and Pershing Square Capital Management L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D filed on April 21, 2014, which is incorporated by reference herein.

10.3†
Employment Letter between the Company and Robert Chai-Onn, dated as of January 13, 2014, originally filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

10.4
Joinder Agreement dated February 6, 2014 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Additional Series A-3 Tranche A Term Loan Commitment, originally filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

10.5
Joinder Agreement dated February 6, 2014 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Series E-1 Tranche B Term Loan Commitment, originally filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document
___________________________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.