Form 10-Q
period 2014-06-30
Valeant Pharmaceuticals International, Inc.
filed 2014-08-01
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Common shares, no par value — 335,411,043 shares issued and outstanding as of July 29, 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
 Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “positioning”, “designed”, “create”, “predict”, “project”, “seek“, “ongoing”, “increase”, “upside” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•	our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of PreCision Dermatology, Inc. (“PreCision”), Solta Medical, Inc. (“Solta Medical”), and Bausch & Lomb Holdings Incorporated (“B&L”)), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations;

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

•
the ultimate outcome of any possible transaction between the Company and Allergan, Inc. (“Allergan”) including the possibilities that the Company will not continue to pursue a transaction with Allergan or that Allergan will reject a transaction with the Company and factors relating to the time, resources and efforts expended in pursuing a transaction with Allergan;

•	ability to obtain regulatory approvals and meet other closing conditions to the proposed Allergan transaction, including all necessary stockholder approvals, on a timely basis;

•
the ultimate outcome and results of integrating the operations of the Company and Allergan, the ultimate outcome of the Company’s pricing and operating strategy applied to Allergan and the ultimate ability to realize synergies;

•	the effects of the business combination of the Company and Allergan, including the combined company’s future financial condition, operating results, strategy and plans;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

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

•
adverse global economic conditions and credit market and foreign currency exchange uncertainty in the countries in which we do business (such as the recent instability in Russia, Ukraine and the Middle East);

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

•	negative publicity or reputational harm to our products and business, including as faced in connection with our proposed transaction with Allergan;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of June 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$531.2	$600.3
Trade receivables, net	1,770.7	1,676.4
Inventories, net	942.5	883.0
Prepaid expenses and other current assets	452.6	343.4
Assets held for sale	1,156.9	15.9
Deferred tax assets, net	309.8	366.9
Total current assets	5,163.7	3,885.9
Property, plant and equipment, net	1,319.6	1,234.2
Intangible assets, net	11,751.4	12,848.2
Goodwill	9,436.3	9,752.1
Deferred tax assets, net	18.3	54.9
Other long-term assets, net	206.3	195.5
Total assets	$27,895.6	$27,970.8

Liabilities
Current liabilities:
Accounts payable	$327.7	$327.0
Accrued and other current liabilities	1,774.9	1,800.2
Acquisition-related contingent consideration	88.9	114.5
Current portion of long-term debt	266.7	204.8
Liability held for sale	27.1	—
Deferred tax liabilities, net	11.0	66.0
Total current liabilities	2,496.3	2,512.5
Acquisition-related contingent consideration	238.1	241.3
Long-term debt	17,058.8	17,162.9
Pension and other benefit liabilities	165.5	172.0
Liabilities for uncertain tax positions	115.8	169.1
Deferred tax liabilities, net	2,238.8	2,319.2
Other long-term liabilities	215.0	160.5
Total liabilities	22,528.3	22,737.5
Commitments and contingencies (note 17)
Equity
Common shares, no par value, unlimited shares authorized, 333,777,181 and
333,036,637 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	8,325.9	8,301.2
Additional paid-in capital	212.2	228.8
Accumulated deficit	(3,175.3)	(3,278.5)
Accumulated other comprehensive loss	(104.7)	(132.8)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,258.1	5,118.7
Noncontrolling interest	109.2	114.6
Total equity	5,367.3	5,233.3
Total liabilities and equity	$27,895.6	$27,970.8

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Product sales	$1,994.1	$1,063.5	$3,845.2	$2,102.4
Other revenues	47.0	32.2	82.1	61.7
	2,041.1	1,095.7	3,927.3	2,164.1
Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	569.6	283.2	1,073.7	568.1
Cost of other revenues	16.0	14.5	30.3	29.9
Selling, general and administrative	515.7	257.3	997.7	499.2
Research and development	66.5	24.5	127.8	48.3
Amortization and impairments of finite-lived intangible assets (see Note 8)	365.6	303.6	720.8	629.8
Restructuring, integration and other costs	142.1	53.6	275.7	102.6
In-process research and development impairments and other charges	8.4	4.8	20.4	4.8
Acquisition-related costs	0.6	7.9	2.1	15.8
Acquisition-related contingent consideration	1.9	3.7	10.8	1.5
Other (income) expense	(0.4)	1.1	(43.7)	5.6
	1,686.0	954.2	3,215.6	1,905.6
Operating income	355.1	141.5	711.7	258.5
Interest income	1.2	1.0	3.0	2.6
Interest expense	(241.2)	(176.8)	(487.7)	(332.1)
Loss on extinguishment of debt	—	—	(93.7)	(21.4)
Foreign exchange and other	3.4	(10.0)	(10.0)	(8.6)
Gain on investments, net	2.5	3.9	2.5	5.8
Income (loss) before (recovery of) provision for income taxes	121.0	(40.4)	125.8	(95.2)
(Recovery of) provision for income taxes	(1.0)	(51.2)	24.1	(78.5)
Net income (loss)	122.0	10.8	101.7	(16.7)
Less: Net loss attributable to noncontrolling interest	(3.8)	—	(1.5)	—
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$125.8	$10.8	$103.2	$(16.7)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.38	$0.04	$0.31	$(0.05)
Diluted	$0.37	$0.03	$0.30	$(0.05)

Weighted-average common shares
Basic	335.3	308.1	335.1	307.7
Diluted	341.3	314.4	341.4	307.7

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$122.0	$10.8	$101.7	$(16.7)
Other comprehensive income (loss)
Foreign currency translation adjustment	13.8	(141.1)	6.4	(224.2)
Unrealized gain on equity method investment, net of tax	18.5	—	18.5	—
Net unrealized holding gain (loss) on available-for-sale equity securities:
Arising in period	2.7	(2.1)	2.7	3.6
Reclassification to net income (loss)	—	(3.9)	—	(3.9)
Pension and postretirement benefit plan adjustments	(0.6)	—	(1.2)	—
Other comprehensive income (loss)	34.4	(147.1)	26.4	(224.5)
Comprehensive income (loss)	156.4	(136.3)	128.1	(241.2)
Less: Comprehensive loss attributable to noncontrolling interest	(4.7)	—	(3.2)	—
Comprehensive income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$161.1	$(136.3)	$131.3	$(241.2)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$122.0	$10.8	$101.7	$(16.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	407.7	317.9	808.8	659.3
Amortization and write-off of debt discounts and debt issuance costs	11.3	33.3	23.5	42.9
In-process research and development impairments	0.4	4.8	0.4	4.8
Acquisition accounting adjustment on inventory sold	4.3	26.6	9.5	69.8
Acquisition-related contingent consideration	1.9	3.7	10.8	1.5
Allowances for losses on accounts receivable and inventories	16.0	11.6	35.6	20.6
Deferred income taxes	(21.4)	(63.2)	(11.4)	(100.6)
Additions (reductions) to accrued legal settlements	1.5	1.1	(47.3)	5.6
Payments of accrued legal settlements	(0.9)	(11.7)	(1.0)	(14.5)
Share-based compensation	15.6	7.4	40.4	16.5
Tax benefits from stock options exercised	—	(11.8)	(1.2)	(16.4)
Foreign exchange (gain) loss	(5.3)	10.6	7.3	8.8
Loss on extinguishment of debt	—	—	93.7	21.4
Payment of accreted interest on contingent consideration	(7.5)	(2.3)	(8.2)	(2.9)
Other	(3.7)	(7.7)	6.1	(8.6)
Changes in operating assets and liabilities:
Trade receivables	(53.7)	(49.3)	(83.8)	(161.0)
Inventories	(12.1)	(34.0)	(81.3)	(58.9)
Prepaid expenses and other current assets	24.8	9.9	29.0	32.2
Accounts payable, accrued and other liabilities	(124.9)	47.4	(72.3)	56.6
Net cash provided by operating activities	376.0	305.1	860.3	560.4

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(68.0)	(513.4)	(374.3)	(751.0)
Acquisition of intangible assets and other assets	(10.4)	(32.5)	(31.5)	(33.2)
Purchases of property, plant and equipment	(113.5)	(12.8)	(171.6)	(26.8)
Proceeds from sales and maturities of marketable securities	—	8.0	—	17.0
Purchase of equity method investment	(75.9)	—	(75.9)	—
Proceeds from sale of assets	1.4	19.0	2.8	27.4
Net cash used in investing activities	(266.4)	(531.7)	(650.5)	(766.6)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	50.0	340.0	410.6	340.0
Repayments of long-term debt	(120.3)	(174.7)	(554.2)	(604.7)
Short-term debt borrowings	4.8	14.1	6.4	18.6
Short-term debt repayments	(8.1)	(10.9)	(13.2)	(12.3)
Issuance of common stock, net	—	2,271.2	—	2,271.2
Repurchases of common shares	—	(20.6)	—	(55.6)
Settlement of stock options	(3.1)	—	(3.1)	—
Proceeds from exercise of stock options	3.6	2.0	7.1	4.6
Tax benefits from stock options exercised	—	11.8	1.2	16.4
Payments of employee withholding tax upon vesting of share-based awards	(8.8)	(14.7)	(36.5)	(21.5)
Payments of contingent consideration	(72.5)	(61.8)	(82.2)	(82.9)
Acquisition of noncontrolling interest	—	—	(3.3)	—
Payments of debt issuance costs	(0.9)	(0.3)	(10.8)	(33.6)
Other	(1.3)	—	(1.3)	—
Net cash (used in) provided by financing activities	(156.6)	2,356.1	(279.3)	1,840.2

Effect of exchange rate changes on cash and cash equivalents	1.9	(3.8)	0.4	(10.7)
Net (decrease) increase in cash and cash equivalents	(45.1)	2,125.7	(69.1)	1,623.3
Cash and cash equivalents, beginning of period	576.3	413.7	600.3	916.1
Cash and cash equivalents, end of period	$531.2	$2,539.4	$531.2	$2,539.4

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration obligations at fair value	$(27.4)	$(8.3)	$(49.1)	$(67.4)
Acquisition of businesses, debt assumed	—	(5.0)	(4.0)	(42.6)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

1.	DESCRIPTION OF BUSINESS
The Company is a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. Effective August 9, 2013, the Company continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that the Company became a company registered under the laws of the Province of British Columbia as if it had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, the legal domicile of the Company became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to the Company and the Company became subject to the British Columbia Business Corporations Act.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements (the “unaudited consolidated financial statements”) have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2013, except as described below under “Adoption of New Accounting Standards”. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented.
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
In April 2014, the FASB issued guidance which changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. Under the new guidance, a disposal of a component of an entity or group of components of an entity that represents a strategic shift that has, or will have, a major effect on operations and financial results is a discontinued operation when any of the following occurs: (i) it meets the criteria to be classified as held for sale, (ii) it is disposed of by sale, or (iii) it is disposed of other than by sale. Also, a business that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations, as well as disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. As permitted, the Company early adopted this guidance in the second quarter of 2014, and the Company applied this guidance to the divestiture of filler and toxin assets and the divestiture of Metronidazole 1.3%. See note 19 titled “SUBSEQUENT EVENTS AND PROPOSED TRANSACTIONS” for information regarding these divestitures.
In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

3.	BUSINESS COMBINATIONS
The Company’s business strategy involves selective acquisitions with a focus on core geographies and therapeutic classes.
(a) Business combinations in 2014 included the following:
In the six-month period ended June 30, 2014, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $423.6 million. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $49.1 million.

•
On January 23, 2014, the Company acquired all of the outstanding common stock of Solta Medical, Inc. (“Solta Medical”) for $292.5 million, which includes $2.92 per share in cash and $44.2 million for the repayment of Solta Medical’s long-term debt, including accrued interest. In connection with the acquisition, the Company recognized a charge of $5.6 million in the first quarter of 2014 relating to a settlement of a pre-existing relationship with Solta Medical, which is included in Other (income) expense in the consolidated statements of income (loss). As a result of the completion of the merger, Solta Medical has become a wholly-owned subsidiary of Valeant. Solta Medical designs, develops, manufactures, and markets energy-based medical device systems for aesthetic applications. Solta Medical’s products include the Thermage CPT® system that provides non-invasive treatment options using radiofrequency energy for skin tightening, the Fraxel® repair system for use in dermatological procedures requiring ablation, coagulation, and resurfacing of soft tissue, the Clear + Brilliant® system to improve skin texture and help prevent the signs of aging skin, and the Liposonix® system that destroys unwanted fat cells resulting in waist circumference reduction.

•
During the six-month period ended June 30, 2014, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. The following recognized amounts related to the Solta Medical acquisition, as well as certain smaller acquisitions, are provisional and subject to change:

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

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of June 30, 2014 (as adjusted)
Cash and cash equivalents	$2.7	$—	$2.7
Accounts receivable(b)	16.8	—	16.8
Inventories	46.1	(6.5)	39.6
Other current assets	7.5	—	7.5
Property, plant and equipment, net	6.6	(0.6)	6.0
Identifiable intangible assets, excluding acquired IPR&D(c)	232.6	6.3	238.9
Acquired IPR&D(d)	61.8	0.8	62.6
Other non-current assets	0.9	—	0.9
Current liabilities	(34.6)	(0.6)	(35.2)
Long-term debt, including current portion	(4.0)	—	(4.0)
Deferred income taxes, net	(9.4)	(4.7)	(14.1)
Other non-current liabilities	(9.8)	—	(9.8)
Total identifiable net assets	317.2	(5.3)	311.9
Goodwill(e)	106.4	5.3	111.7
Total fair value of consideration transferred	$423.6	$—	$423.6
________________________

(a)
The measurement period adjustments relate to the Solta Medical acquisition and primarily reflect: (i) reductions in the estimated fair value of inventory, (ii) increases in the estimated fair value of intangible assets, and (iii) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The fair value of trade accounts receivable acquired was $16.8 million, with the gross contractual amount being $19.1 million, of which the Company expects that $2.3 million will be uncollectible.

(c)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of June 30, 2014 (as adjusted)
Product brands	9	$127.4	$5.7	$133.1
Product rights	8	86.3	(0.9)	85.4
Corporate brand	14	18.5	1.5	20.0
In-licensed products	7	0.4	—	0.4
Total identifiable intangible assets acquired	9	$232.6	$6.3	$238.9

(d)
The acquired in-process research and development (“IPR&D”) assets primarily relate to programs from smaller acquisitions. In addition, the Solta Medical acquisition includes a program for the development of a next generation Thermage® product.

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
The provisional amount of goodwill from the Solta Medical acquisition has been allocated to both the Company’s Developed Markets segment ($64.0 million) and Emerging Markets segment ($42.9 million).
Acquisition-Related Costs
The Company has incurred to date $2.6 million, in the aggregate, of transaction costs directly related to business combinations which closed in 2014, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss
The revenues of these business combinations for the period from the respective acquisition dates to June 30, 2014 were $61.9 million, in the aggregate, and net loss, net of tax, was $15.3 million, in the aggregate. The net loss, net of tax, includes the effects of the acquisition accounting adjustments and acquisition-related costs.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of June 30, 2014 (as adjusted)
Cash and cash equivalents	$209.5	$(31.4)	$178.1
Accounts receivable(c)	547.9	(7.2)	540.7
Inventories(d)	675.8	(34.0)	641.8
Other current assets(e)	146.6	0.3	146.9
Property, plant and equipment, net(f)	761.4	33.2	794.6
Identifiable intangible assets, excluding acquired IPR&D(g)	4,316.1	17.3	4,333.4
Acquired IPR&D(h)	398.1	17.0	415.1
Other non-current assets	58.8	(1.9)	56.9
Current liabilities(i)	(885.6)	2.1	(883.5)
Long-term debt, including current portion(j)	(4,209.9)	—	(4,209.9)
Deferred income taxes, net(k)	(1,410.9)	36.0	(1,374.9)
Other non-current liabilities(l)	(280.2)	(1.0)	(281.2)
Total identifiable net assets	327.6	30.4	358.0
Noncontrolling interest(m)	(102.3)	(0.4)	(102.7)
Goodwill(n)	4,388.0	(30.0)	4,358.0
Total fair value of consideration transferred	$4,613.3	$—	$4,613.3
________________________

(a)	As previously reported in the 2013 Form 10-K.

(b)
The measurement period adjustments primarily reflect: (i) a decrease in the net deferred tax liability, (ii) a reduction in the estimated fair value of inventory, (iii) an increase in the estimated fair value of property, plant and equipment mainly related to certain machinery and equipment in Western Europe and the U.S., partially offset by a reduction in the estimated fair value related to certain manufacturing facilities and an office building, (iv) an adjustment between cash and accounts payable, and (v) increases in the estimated fair value of intangible assets, which included a net increase to IPR&D assets driven by a higher fair value for the next generation silicone hydrogel lens (Bausch + Lomb Ultra™). The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	The fair value of trade accounts receivable acquired was $540.7 million, with the gross contractual amount being $555.6 million, of which the Company expects that $14.9 million will be uncollectible.

(d)	Includes an estimated fair value adjustment to inventory of $269.1 million.

(e)	Includes primarily prepaid expenses.

(f)	The following table summarizes the amounts and useful lives assigned to property, plant and equipment:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2014 (as adjusted)
Land	NA	$47.4	$(12.6)	$34.8
Buildings	24	273.1	(23.8)	249.3
Machinery and equipment	5	273.5	76.3	349.8
Leasehold improvements	5	22.5	(0.3)	22.2
Equipment on operating lease	3	13.8	(0.2)	13.6
Construction in progress	NA	131.1	(6.2)	124.9
Total property, plant and equipment acquired		$761.4	$33.2	$794.6
An office building in Rochester, New York, with an adjusted carrying amount of $14.2 million, was classified as held for sale as of June 30, 2014. The Company expects to sell this facility in the third quarter of 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(g)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2014 (as adjusted)
Product brands	10	$1,770.2	$4.6	$1,774.8
Product rights	8	855.4	5.7	861.1
Corporate brand	Indefinite	1,690.5	7.0	1,697.5
Total identifiable intangible assets acquired	9	$4,316.1	$17.3	$4,333.4
The corporate brand represents the B&L corporate trademark and has an indefinite useful life as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset. The estimated fair value was determined using the relief from royalty method.

(h)
The significant components of the acquired IPR&D assets primarily relate to the development of (i) various vision care products ($223.4 million in the aggregate), such as the next generation silicone hydrogel lens (Bausch + Lomb Ultra™), (ii) various pharmaceutical products ($170.9 million, in the aggregate), such as latanoprostene bunod, a nitric oxide-donating prostaglandin for reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension, and (iii) various surgical products ($20.8 million, in the aggregate). A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets from market participant perspective. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 10% was used to present value the projected cash flows. The next generation silicone hydrogel lens (Bausch + Lomb Ultra™) was launched in February 2014.

(i)	Includes accrued liabilities, including reserves for sales returns, rebates and managed care, accounts payable and accrued compensation-related liabilities.

(j)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

Amounts Recognized as of Acquisition Date
Holdco unsecured term loan(1)	$707.0
U.S. dollar-denominated senior secured term loan(1)	1,915.8
Euro-denominated senior secured term loan(1)	604.0
U.S. dollar-denominated delayed draw term loan(1)	398.0
U.S. dollar-denominated revolver loan(1)	170.0
9.875% senior notes(1)	350.0
Multi-currency denominated revolver loan(1)	15.0
Japanese revolving credit facility(2)	33.8
Debentures	11.8
Other(1)	4.5
Total long-term debt assumed	$4,209.9
___________________________________

(1)	The Company subsequently repaid these amounts in full in the third quarter of 2013.

(2)	In the fourth quarter of 2013, the Company repaid in full the amounts outstanding. In January 2014, the Company terminated this facility.

(k)	Comprises current net deferred tax assets ($61.6 million) and non-current net deferred tax liabilities ($1,436.5 million).

(l)	Includes $224.2 million related to the estimated fair value of pension and other benefits liabilities.

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
The amount of goodwill has been allocated to the Company’s Developed Markets segment ($3.3 billion) and Emerging Markets segment ($1.1 billion).
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

•
On February 20, 2013, the Company acquired certain assets from Eisai Inc. (“Eisai”) relating to the U.S. rights to Targretin®, which is indicated for the treatment of Cutaneous T-Cell Lymphoma. The consideration includes up-front payments of $66.5 million and the Company may pay up to an additional $60.0 million of contingent consideration based on the occurrence of potential future events. The fair value of the contingent consideration was determined to be $50.8 million as of the acquisition date. As of June 30, 2014, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. In April 2014, the Company made a contingent consideration payment of $30.0 million.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of June 30, 2014 (as adjusted)
Cash	$43.1	$—	$43.1
Accounts receivable(b)	64.0	0.5	64.5
Inventories	33.6	1.9	35.5
Other current assets	14.0	—	14.0
Property, plant and equipment	13.9	(3.3)	10.6
Identifiable intangible assets, excluding acquired IPR&D(c)	722.9	3.9	726.8
Acquired IPR&D(d)	18.7	0.2	18.9
Indemnification assets	3.2	(0.7)	2.5
Other non-current assets	0.2	3.7	3.9
Current liabilities	(36.2)	(0.4)	(36.6)
Short-term borrowings(e)	(33.3)	0.5	(32.8)
Long-term debt(e)	(24.0)	—	(24.0)
Deferred tax liability, net	(147.8)	(1.1)	(148.9)
Other non-current liabilities	(1.5)	—	(1.5)
Total identifiable net assets	670.8	5.2	676.0
Noncontrolling interest(f)	(11.2)	—	(11.2)
Goodwill(g)	224.3	9.0	233.3
Total fair value of consideration transferred	$883.9	$14.2	$898.1
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

(b)	The fair value of trade accounts receivable acquired was $64.5 million, with the gross contractual amount being $68.2 million, of which the Company expects that $3.7 million will be uncollectible.

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of June 30, 2014 (as adjusted)
Product brands	7	$517.2	$3.1	$520.3
Corporate brand	13	86.1	0.8	86.9
Patents	3	71.7	—	71.7
Royalty Agreement	5	26.5	—	26.5
Partner relationships	5	16.0	—	16.0
Technology	10	5.4	—	5.4
Total identifiable intangible assets acquired	8	$722.9	$3.9	$726.8

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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and six-month periods ended June 30, 2014 and 2013, as if the 2014 acquisitions had occurred as of January 1, 2013 and the 2013 acquisitions had occurred as of January 1, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$2,041.1	$1,957.6	$3,930.9	$3,874.6
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	127.7	(21.5)	102.5	(104.2)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.38	$(0.06)	$0.31	$(0.31)
Diluted	$0.37	$(0.06)	$0.30	$(0.31)
The increase in pro forma revenues in the three-month and six-month periods ended June 30, 2014 as compared to the three-month and six-month periods ended June 30, 2013 was primarily due to higher B&L revenues and growth from the remaining business, partially offset by lower sales of the Retin-A Micro®, Vanos®, and Zovirax® franchises and Wellbutrin® XL (Canada) due to generic competition and lower sales of facial injectables (filler and toxin assets).
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the three-month and six-month periods ended June 30, 2014, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month and six-month periods ended June 30, 2014, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2014 acquisitions and the 2013 acquisitions been completed on January 1, 2013 and January 1, 2012, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of the historical intangible asset amortization expense of these acquisitions;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired; and

•	additional interest expense associated with the financing obtained by the Company in connection with the various acquisitions.
In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	CO-PROMOTION AGREEMENTS
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

5.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
In connection with the B&L and Medicis Pharmaceutical Corporation (“Medicis”) acquisitions, as well as other smaller acquisitions, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs that are approximately 60% of the estimated annual synergies of greater than $900 million in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2014. Since the acquisition date, total costs of $515.0 million, including (i) $232.8 million of restructuring expenses, (ii) $268.8 million of integration expenses, and (iii) $13.4 million of acquisition-related costs, have been incurred through June 30, 2014. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 2,500 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include charges of (i) $56.0 million recognized in the second quarter of 2014 related to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland as described below and (ii) $52.8 million, in the aggregate, recognized and paid in the third quarter of 2013 related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition.
B&L Restructuring Costs
The following table summarizes the major components of the $232.8 million of restructuring costs, plus the $52.8 million of charges described in the preceding paragraph, incurred in connection with the B&L Acquisition since the acquisition date through June 30, 2014:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2013	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	155.7	52.8	—	25.6	234.1
Cash payments	(77.8)	(52.8)	—	(7.8)	(138.4)
Non-cash adjustments	11.4	—	—	(6.8)	4.6
Balance, December 31, 2013	89.3	—	—	11.0	100.3
Costs incurred and/or charged to expense	22.5	—	—	6.6	29.1
Cash payments	(50.9)	—	—	(3.2)	(54.1)
Non-cash adjustments	(2.3)	—	—	(3.1)	(5.4)
Balance, March 31, 2014	58.6	—	—	11.3	69.9
Costs incurred and charged to expense	12.3	—	—	10.1	22.4
Cash payments	(25.7)	—	—	(1.8)	(27.5)
Non-cash adjustments	(0.5)	—	—	(0.4)	(0.9)
Balance, June 30, 2014	$44.7	$—	$—	$19.2	$63.9
___________________________________

(1)	Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition.
B&L Integration Costs
As mentioned above, the Company has incurred $268.8 million of integration costs related to the B&L Acquisition since the acquisition date. In the six-month period ended June 30, 2014, the Company incurred $100.0 million of integration costs related to the B&L Acquisition, which related primarily to integration consulting and manufacturing, duplicate labor, transition service, and other costs. The Company made payments of $111.7 million related to B&L integration costs during the six-month period ended June 30, 2014.
In addition to the restructuring and integration costs described above, the Company incurred $56.0 million of restructuring costs in the three-month period ended June 30, 2014 related to employee termination costs with respect to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland (the plant was acquired as part of the B&L Acquisition). The Company did not make any payments in the three-month period ended June 30, 2014 with respect to this initiative.
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $200 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, additional costs have been incurred in 2014, and the Company expects to incur certain costs during the remainder of 2014. Since the acquisition date, total costs of $191.0 million, including (i) $109.2 million of restructuring expenses, (ii) $49.6 million of integration expenses, and (iii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma S.A. ("Galderma") on sales of Sculptra®, have been incurred through June 30, 2014. In connection with the divestiture of Sculptra® and certain other products to Galderma in July 2014, the royalty obligation owed to Galderma on sales of Sculptra® will be relieved in the third quarter of 2014 and included as part of the gain on sale. See note 19 “SUBSEQUENT EVENTS AND PROPOSED TRANSACTIONS” for additional information regarding this divestiture. The estimated costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been terminated as a result of the Medicis acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. These estimates do not include a charge of $77.3 million recognized and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
Medicis Restructuring Costs

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The following table summarizes the major components of the $109.2 million of restructuring costs, plus the charge of $77.3 million described in the preceding paragraph, incurred in connection with the Medicis acquisition since the acquisition date through June 30, 2014:

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

(2)
The Company has not recognized any restructuring charges, and made a payment of $0.1 million, in the six-month period ended June 30, 2014 with respect to the Medicis acquisition-related initiatives. In the six-month period ended June 30, 2013, the Company recognized $21.0 million of restructuring charges and made payments of $31.9 million.

Medicis Integration Costs
As mentioned above, the Company has incurred $49.6 million of integration costs related to the Medicis acquisition since the acquisition date. In the six-month periods ended June 30, 2014 and 2013, the Company incurred $9.7 million and $21.4 million, respectively, of integration costs related to the Medicis acquisition. The costs incurred in 2014 related primarily to an R&D collaboration inherited from Medicis which does not align with the Company's research and development model. The costs in 2013 related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $2.3 million and $17.5 million related to Medicis integration costs during the six-month periods ended June 30, 2014 and 2013, respectively.
Other Restructuring and Integration-Related Costs (Excluding B&L and Medicis)
In the six-month period ended June 30, 2014, in addition to the restructuring and integration costs associated with the B&L and Medicis acquisitions described above, the Company incurred an additional $58.5 million of other restructuring, integration-related and other costs. These costs included (i) $36.0 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $12.3 million of severance costs, (iii) $5.8 million of other costs, and (iv) $4.4 million of facility closure costs. These costs primarily related to (i) integration and restructuring costs for Solta Medical and other smaller acquisitions and (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities. The Company made payments of $55.8 million during the six-month period ended June 30, 2014 (in addition to the payments related to the B&L and Medicis acquisitions described above).
In the six-month period ended June 30, 2013, in addition to the restructuring and integration costs associated with the Medicis Acquisition described above, the Company incurred an additional $60.2 million of other restructuring, integration-related and other costs. These costs included (i) $36.3 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $9.3 million of facility closure costs, (iii) $9.3 million of severance costs, and (iv) $5.3 million of other costs, including non-personnel manufacturing integration costs. These costs primarily related to (i) integration and restructuring costs for other smaller acquisitions, (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities, and (iii) systems integration initiatives. The Company made payments of $52.8 million, in the aggregate, during the six-month period ended June 30, 2013 (in addition to the payments related to the Medicis Acquisition described above).

6.	FAIR VALUE MEASUREMENTS

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014				As of December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$14.6	$14.6	$—	$—	$171.3	$171.3	$—	$—
Available-for-sale equity securities(2)	4.9	4.9	—	—	—	—	—	—
Total financial assets	$19.5	$19.5	$—	$—	$171.3	$171.3	$—	$—
Cash equivalents(1)	$14.6	$14.6	$—	$—	$171.3	$171.3	$—	$—
Marketable securities	4.9	4.9	—	—	—	—	—	—
Total financial assets	$19.5	$19.5	$—	$—	$171.3	$171.3	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(327.0)	$—	$—	$(327.0)	$(355.8)	$—	$—	$(355.8)
___________________________________

(1)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition, including money market funds reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

(2)	For the three-month period ended June 30, 2014, the Company recorded a gross unrealized gain on the available-for-sale equity securities of $4.3 million in other comprehensive income (loss).
In addition to the cash equivalents (described under the table above), the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $31.2 million and $25.2 million as of June 30, 2014 and December 31, 2013, respectively, related to these investments is classified within Prepaid expenses and other current assets in the consolidated balance sheets.
There were no transfers between Level 1 and Level 2 during the six-month period ended June 30, 2014.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six-month period ended June 30, 2014:

	Balance, January 1, 2014	Issuances(a)	Payments(b)	Net Unrealized Loss(c)	Foreign Exchange(d)	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2014
Acquisition-related contingent consideration	$(355.8)	$(49.1)	$90.4	$(10.8)	$(1.7)	$—	$—	$(327.0)
____________________________________

(a)	Relates to a contingent consideration liability assumed in the Solta Medical acquisition, as well as contingent consideration with respect to other smaller acquisitions, as described in note 3.

(b)
Relates primarily to payments of acquisition-related contingent consideration related to the OraPharma Topco Holdings, Inc. and Eisai (Targretin®) acquisitions and the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”).

(c)
For the six months ended June 30, 2014, a net loss of $10.8 million was recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss). The acquisition-related contingent consideration net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement.

(d)	Included in other comprehensive income (loss).
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the six-month period ended June 30, 2014.

7.	INVENTORIES
The components of inventories as of June 30, 2014 and December 31, 2013 were as follows:

	As of June 30, 2014	As of December 31, 2013
Raw materials	$236.6	$221.8
Work in process	110.9	104.7
Finished goods	709.5	656.3
	1,057.0	982.8
Less allowance for obsolescence	(114.5)	(99.8)
	$942.5	$883.0
In the six-month period ended June 30, 2014, the increase in inventories was primarily driven by (i) the 2014 acquisitions of businesses, primarily from the $30.3 million of inventory acquired in the Solta Medical acquisition and (ii) investments in inventory (inclusive of cost increases) to support growth of the business.
For further information regarding the 2014 acquisitions of businesses, see note 3 titled “BUSINESS COMBINATIONS”.

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$10,224.0	$(3,094.0)	$7,130.0	$10,554.2	$(2,729.1)	$7,825.1
Corporate brands	386.7	(56.9)	329.8	365.6	(44.4)	321.2
Product rights	3,094.8	(1,070.4)	2,024.4	3,021.0	(876.9)	2,144.1
Partner relationships	211.3	(102.5)	108.8	194.0	(83.2)	110.8
Out-licensed technology and other	255.4	(115.6)	139.8	264.0	(93.8)	170.2
Total finite-lived intangible assets	14,172.2	(4,439.4)	9,732.8	14,398.8	(3,827.4)	10,571.4
Indefinite-lived intangible assets:
Acquired IPR&D	321.1	—	321.1	579.3	—	579.3
Corporate brand(1)	1,697.5	—	1,697.5	1,697.5	—	1,697.5
	$16,190.8	$(4,439.4)	$11,751.4	$16,675.6	$(3,827.4)	$12,848.2
____________________________________

(1)	Represents the B&L corporate trademark, which has an indefinite useful life and is not amortizable. See note 3 “BUSINESS COMBINATIONS” for further information.
The decrease in intangible assets, net primarily reflects (i) the reclassifications of intangible assets to assets held for sale in the second quarter of 2014 related to the divestitures of filler and toxin assets and Metronidazole 1.3% in July 2014, (ii) amortization expense, and (iii) the negative impact of foreign currency exchange. These factors were partially offset by the acquisition of the Solta Medical identifiable intangible assets (as described in note 3). See note 19 “SUBSEQUENT EVENTS AND PROPOSED TRANSACTIONS” for further information related to the divestitures of filler and toxin assets and Metronidazole 1.3%. The reduction in Acquired IPR&D is largely driven by the reclassification to finite-lived intangible assets with respect to Jublia®, which received regulatory approval in the first half of 2014.
Amortization and impairments of finite-lived intangible assets amounted to $365.6 million and $720.8 million in the three-month and six-month periods ended June 30, 2014, respectively, and $303.6 million and $629.8 million in the three-month and six-month periods ended June 30, 2013, respectively.
Amortization and impairments of finite-lived intangible assets in the three-month and six-month periods ended June 30, 2013 includes (i) a $26.1 million impairment charge in the first quarter of 2013 related to suncare and skincare brands sold primarily in Australia, (ii) a $22.2 million write-off in the first quarter of 2013 related to Opana®, a pain relief medication approved in Canada, and (iii) $19.4 million of write-offs in the second quarter of 2013, in the aggregate, related to the discontinuation of certain products in the Brazilian, Canadian, and Polish markets.
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2014	2015	2016	2017	2018
Amortization expense(1)	$1,412.7	$1,366.6	$1,275.4	$1,215.7	$1,091.9
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any.
Goodwill
The changes in the carrying amount of goodwill in the six-month period ended June 30, 2014 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2014	$7,428.7	$2,323.4	$9,752.1
Additions(a)	68.9	42.8	111.7
Adjustments(b)	(11.0)	(4.3)	(15.3)
Allocations to assets held for sale(c)	(428.9)	—	(428.9)
Foreign exchange and other	9.5	7.2	16.7
Balance, June 30, 2014	$7,067.2	$2,369.1	$9,436.3
____________________________________

(a)	Primarily relates to the Solta Medical acquisition (as described in note 3).

(b)	Primarily reflects the impact of measurement period adjustments related to the B&L Acquisition (as described in note 3).

(c)
Relates to the reclassifications of goodwill to assets held for sale in the second quarter of 2014 related to the divestitures of filler and toxin assets and Metronidazole 1.3% in July 2014 (as described in note 19, “SUBSEQUENT EVENTS AND PROPOSED TRANSACTIONS”).

As described in note 3, the allocation of the goodwill balance associated with the Solta Medical acquisition is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

9.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of June 30, 2014 and December 31, 2013, respectively, is outlined in the table below:

	Maturity Date	As of June 30, 2014	As of December 31, 2013
Revolving Credit Facility(1)	April 2018	$—	$—
Series A-1 Tranche A Term Loan Facility(1)	April 2016	225.5	259.0
Series A-2 Tranche A Term Loan Facility(1)	April 2016	203.4	228.1
Series A-3 Tranche A Term Loan Facility(1)	October 2018	2,110.4	1,935.7
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,252.8	1,256.7
Series C-2 Tranche B Term Loan Facility(1)	December 2019	963.8	966.8
Series E-1 Tranche B Term Loan Facility(1)	August 2020	2,931.6	3,090.5
Senior Notes:
6.75%	October 2017	498.9	498.7
6.875%	December 2018	940.6	940.2
7.00%	October 2020	687.3	687.1
6.75%	August 2021	650.0	650.0
7.25%	July 2022	542.7	542.2
6.375%	October 2020	2,223.5	2,221.4
6.75%	August 2018	1,583.8	1,581.9
7.50%	July 2021	1,607.1	1,605.9
5.625%	December 2021	892.1	891.5
Other(2)	Various	12.0	12.0
		17,325.5	17,367.7
Less current portion		(266.7)	(204.8)
Total long-term debt		$17,058.8	$17,162.9
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement (the “Credit Agreement”).

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
The total fair value of the Company’s long-term debt, including current portion, with carrying values of $17.3 billion and $17.4 billion at June 30, 2014 and December 31, 2013, was $18.2 billion and $18.4 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).
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
For the six-month period ended June 30, 2014, the effective rate of interest on the Company’s borrowings was as follows: (i) 2.42% per annum under the Revolving Credit Facility, (ii) 2.41% per annum under the Series A-1 Tranche A Term Loan Facility, the Series A-2 Tranche A Term Loan Facility, and the Series A-3 Tranche A Term Loan Facility, (iii) 3.75% per annum under both the Series D-2 Tranche B Term Loan Facility and the Series C-2 Tranche B Term Loan Facility, and (iv) 3.91% under the Series E-1 Tranche B Term Loan Facility. During the second quarter of 2014, the Company made a voluntary prepayment of the scheduled September 2014 amortization payments applicable to the Senior Secured Credit Facilities, resulting in an aggregate principal reduction of $70.3 million.
As of June 30, 2014, the Company was in compliance with all covenants related to the Company’s outstanding debt.

10.	SECURITIES REPURCHASE PROGRAM
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
Share Repurchases
No common shares were repurchased during the six-month period ended June 30, 2014 under the 2013 Securities Repurchase Program.
In the six-month period ended June 30, 2013, under the 2012 Securities Repurchase Program, the Company repurchased 507,957 of its common shares for an aggregate purchase price of $35.7 million. The excess of the purchase price over the carrying value of the common shares repurchased of $25.8 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
Total Repurchases under the 2013 Securities Repurchase Program
As of June 30, 2014, the Company has not made any purchases of our senior notes or common shares under the 2013 Securities Repurchase Program.
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

11.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 17,391,904 shares were available for future grants as of June 30, 2014. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$4.2	$4.8	$9.3	$8.2
RSUs	11.4	2.6	31.1	8.3
Share-based compensation expense	$15.6	$7.4	$40.4	$16.5

Research and development expenses	$1.4	$—	$2.8	$—
Selling, general and administrative expenses	14.2	7.4	37.6	16.5
Share-based compensation expense	$15.6	$7.4	$40.4	$16.5

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The increase in share-based compensation expense for the three-month and six-month periods ended June 30, 2014 was driven by (i) the incremental compensation expense related to the share-based awards granted subsequent to the second quarter of 2013 and (ii) the impact of the accelerated vesting in the first quarter of 2014 related to certain performance-based RSU awards.
In the six-month periods ended June 30, 2014 and 2013, the Company granted approximately 261,000 stock options with a weighted-average exercise price of $117.83 per option and approximately 511,000 stock options with a weighted-average exercise price of $71.10 per option, respectively. The weighted-average fair values of all stock options granted to employees in the six-month periods ended June 30, 2014 and 2013 were $62.15 and $22.74, respectively.
In the six-month periods ended June 30, 2014 and 2013, the Company granted approximately 91,000 time-based RSUs with a weighted-average grant date fair value of $135.42 per RSU and approximately 84,000 time-based RSUs with a weighted-average grant date fair value of $70.96 per RSU, respectively.
In the six-month periods ended June 30, 2014 and 2013, the Company granted approximately 410,000 performance-based RSUs with a weighted-average grant date fair value of $209.72 per RSU and approximately 195,000 performance-based RSUs with a weighted-average grant date fair value of $101.95 per RSU, respectively.
As of June 30, 2014, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $189.9 million, in the aggregate, which will be amortized over a weighted-average period of 3.58 years.

12.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
In connection with the B&L Acquisition completed on August 5, 2013, the Company assumed all of B&L’s defined benefit obligations and related plan assets. This includes defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which cover a closed grandfathered group of legacy B&L U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance. The most significant non-U.S. plans are two defined benefit plans in Ireland. Both Ireland plans were closed to future service benefit accruals in 2011. All of the pension benefits that were earned prior to the closure of the plans were preserved; however, the only additional benefits that accrue are annual salary and inflation increases. The postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month and six-month periods ended June 30, 2014:

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
	Three Months Ended June 30, 2014
Service cost	$0.1	$1.0	$0.4
Interest cost	2.7	2.1	0.6
Expected return on plan assets	(3.7)	(2.0)	(0.1)
Amortization of prior service credit	—	—	(0.6)
Net periodic (benefit) cost	$(0.9)	$1.1	$0.3

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
	Six Months Ended June 30, 2014
Service cost	$0.2	$2.0	$0.8
Interest cost	5.4	4.3	1.2
Expected return on plan assets	(7.4)	(4.0)	(0.2)
Amortization of prior service credit	—	—	(1.2)
Net periodic (benefit) cost	$(1.8)	$2.3	$0.6
For the three-month and six-month periods ended June 30, 2013, the net periodic cost, which relates to the legacy Valeant defined benefit pension plans in Mexico, was not material to the Company’s results of operations.
During the six-month period ended June 30, 2014, the Company contributed $4.4 million and $4.8 million to the U.S. and Non-U.S. pension benefit plans, respectively. In 2014, the Company expects to contribute $10.8 million and $8.5 million to the U.S. and Non-U.S. pension benefit plans, respectively, inclusive of amounts contributed to the U.S. and Non-U.S. pension plans during the six-month period ended June 30, 2014.

13.	SHAREHOLDERS’ EQUITY

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, January 1, 2013	303.9	$5,940.7	$267.1	$(2,371.0)	$(119.4)	$3,717.4	$—	$3,717.4
Issuance of common stock(1)	27.1	2,269.5	—	—	—	2,269.5	—	2,269.5
Common shares issued under share-based compensation plans(2)	2.2	54.2	(53.2)	—	—	1.0	—	1.0
Repurchase of common shares(2)	(0.7)	(14.2)	—	(41.4)	—	(55.6)	—	(55.6)
Share-based compensation	—	—	16.5	—	—	16.5	—	16.5
Employee withholding taxes related to share-based awards	—	—	(21.5)	—	—	(21.5)	—	(21.5)
Tax benefits from stock options exercised	—	—	16.4	—	—	16.4	—	16.4
	332.5	8,250.2	225.3	(2,412.4)	(119.4)	5,943.7	—	5,943.7
Comprehensive loss:
Net loss	—	—	—	(16.7)	—	(16.7)	—	(16.7)
Other comprehensive loss	—	—	—	—	(224.5)	(224.5)	—	(224.5)
Total comprehensive loss						(241.2)	—	(241.2)
Balance, June 30, 2013	332.5	$8,250.2	$225.3	$(2,429.1)	$(343.9)	$5,702.5	$—	$5,702.5

Balance, January 1, 2014	333.0	$8,301.2	$228.8	$(3,278.5)	$(132.8)	$5,118.7	$114.6	$5,233.3
Common shares issued under share-based compensation plans	0.8	24.7	(17.5)	—	—	7.2	—	7.2
Settlement of stock options	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Share-based compensation	—	—	40.4	—	—	40.4	—	40.4
Employee withholding taxes related to share-based awards	—	—	(36.5)	—	—	(36.5)	—	(36.5)
Tax benefits from stock options exercised	—	—	1.2	—	—	1.2	—	1.2
Acquisition of noncontrolling interest	—	—	(1.1)	—	—	(1.1)	(2.2)	(3.3)
	333.8	8,325.9	212.2	(3,278.5)	(132.8)	5,126.8	112.4	5,239.2
Comprehensive income:
Net income (loss)	—	—	—	103.2	—	103.2	(1.5)	101.7
Other comprehensive income (loss)	—	—	—	—	28.1	28.1	(1.7)	26.4
Total comprehensive income						131.3	(3.2)	128.1
Balance, June 30, 2014	333.8	$8,325.9	$212.2	$(3,175.3)	$(104.7)	$5,258.1	$109.2	$5,367.3

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

____________________________________

(1)
On June 24, 2013, the Company completed, pursuant to an Underwriting Agreement with Goldman Sachs & Co. and Goldman Sachs Canada, Inc., a public offering of 27,058,824 of its common shares, no par value, at a price of $85.00 per share, or aggregate gross proceeds of approximately $2.3 billion. In connection with the issuance of these new common shares, the Company incurred approximately $30.5 million of issuance costs, which has been reflected as reduction to the gross proceeds from the equity issuance.

(2)
During the second quarter of 2013, 225,000 common shares were repurchased by the Company pursuant to a purchase agreement with Goldman, Sachs & Co. Under this purchase program, the repurchases were made by Goldman, Sachs & Co. in compliance with Rule 10b5-1(c)(1)(i) of the Securities Exchange Act of 1934. 217,294 of these common shares were repurchased on behalf of certain members of the Company’s Board of Directors, and were subsequently transferred to such directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. The remaining 7,706 common shares were repurchased on behalf of the Company pursuant to the 2012 Securities Repurchase Program (and therefore these shares are included in the 507,957 of total common shares repurchased under the 2012 Securities Repurchase Program as of June 30, 2013) and were subsequently cancelled (see note 10 titled “SECURITIES REPURCHASE PROGRAM” for further information).

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of June 30, 2014 and June 30, 2013, were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Equity Investment	Net Unrealized Holding Gain on Available- For-Sale Equity Securities	Pension Adjustment	Total
Balance, January 1, 2013	$(119.5)	$—	$0.4	$(0.3)	$(119.4)
Foreign currency translation adjustment	(224.2)	—	—	—	(224.2)
Reclassification to net income (loss)(1)	—	—	(3.9)	—	(3.9)
Net unrealized holding gain on available-for-sale equity securities	—	—	3.6	—	3.6
Balance, June 30, 2013	$(343.7)	$—	$0.1	$(0.3)	$(343.9)

Balance, January 1, 2014	$(170.3)	$—	$—	$37.5	$(132.8)
Foreign currency translation adjustment	8.1	—	—	—	8.1
Unrealized gain on equity method investment, net of tax	—	18.5	—	—	18.5
Net unrealized holding gain on available-for-sale equity securities, net of tax	—	—	2.7	—	2.7
Pension adjustment(2)	—	—	—	(1.2)	(1.2)
Balance, June 30, 2014	$(162.2)	$18.5	$2.7	$36.3	$(104.7)
____________________________________

(1)	Included in gain on investments, net.

(2)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (as described in note 12).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to pension adjustments and reclassification adjustments were not material.

15.	INCOME TAXES
In the three-month period ended June 30, 2014, the Company recognized an income tax benefit of $1.0 million, comprised of $5.0 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax benefit of $6.0 million related to Canadian income taxes. In the six-month period ended June 30, 2014, the Company recognized an income tax expense of $24.1 million, comprised of $29.4 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax benefit of $5.3 million related to Canadian income taxes. In the three-month and six-month periods ended June 30, 2014, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to (i) tax expense generated from the Company’s annualized mix of earnings by jurisdiction, (ii) a tax benefit of approximately

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

$20.4 million including an out of period adjustment of $15.9 million, associated with the adjustment of various uncertain tax positions previously accrued by the Company, (iii) a tax benefit on losses in Canada associated with unrealized gains in other comprehensive income (loss) and (iv) tax expense incurred in the first quarter of 2014 of approximately $13.3 million associated with an out of period adjustment for the tax impacts of intercompany profit in ending inventory. Management does not believe that these out of period adjustments are material to the current or prior periods.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $487.2 million as of June 30, 2014 and $477.6 million as of December 31, 2013. The majority of the increase is due to the establishment of a valuation allowance on certain previously recorded U.S. State deferred tax assets due to the internal restructuring of the Company, the effect of which is deferred under U.S. GAAP. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
In the three-month period ended June 30, 2014, an unrealized gain was recorded associated with an investment held by the Canadian entity. The Canadian entity has recorded a full valuation allowance against its net deferred tax asset position. As the Canadian entity holding this investment is in a full valuation allowance position, U.S. GAAP requires that a benefit be recorded through the profit and loss statement associated with the hypothetical use of losses in the jurisdiction, with an offset being recorded through other comprehensive income (loss).
The Company completed certain additional steps in early 2014 related to the internal reorganization that it undertook in December 2013 whereby it contributed assets to its Irish and Luxembourg subsidiaries. The internal reorganization had no tax impact on the Company's financial position.
As of June 30, 2014, the Company had $227.8 million of unrecognized tax benefits, which included $42.8 million relating to interest and penalties. Of the total unrecognized tax benefits, $118.6 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that a minimal amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2014, the Company had accrued $4.3 million for interest and $0.3 million for penalties.
The Company is under examination by the Canada Revenue Agency ("CRA") for its 2005 to 2008 and 2010-2011 tax years. In 2013, the Company received updated reassessments for the 2005, 2006, 2007, and 2008 tax years which mainly relate to CRA’s denial of deductions for legal and consulting fees. The 2010-2011 examination is in its preliminary phase and no reassessments have been issued.
During the second quarter of 2014, the Internal Revenue Service (“IRS”) commenced an audit of the Valeant U.S. consolidated group for its 2011 and 2012 tax years. Valeant is also currently under examination for various state tax audits for years 2002 to 2010. B&L (U.S.) has effectively closed IRS audits through the 2010 tax year. B&L (U.S.) is currently open to audit for various state tax audits for years 1999 to 2012. In addition, certain affiliates of the Company in other regions outside of Canada and the U.S. are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect proposed adjustments, if any, would be material to the Company's financial statements.

16.	EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month and six-month periods ended June 30, 2014 and 2013 were calculated as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$125.8	$10.8	$103.2	$(16.7)

Basic weighted-average number of common shares outstanding	335.3	308.1	335.1	307.7
Diluted effect of stock options and RSUs(a)	6.0	6.3	6.3	—
Diluted weighted-average number of common shares outstanding	341.3	314.4	341.4	307.7

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.38	$0.04	$0.31	$(0.05)
Diluted	$0.37	$0.03	$0.30	$(0.05)
____________________________________

(a)
In the six-month period ended June 30, 2013, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

Six Months Ended June 30,
2013
Basic weighted-average number of common shares outstanding	307.7
Dilutive effect of stock options and RSUs	6.4
Diluted weighted-average number of common shares outstanding	314.1
In the three-month and six-month periods ended June 30, 2014, stock options to purchase approximately 915,000 common shares of the Company were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method, compared with approximately 14,000 and 99,000 common shares in the corresponding periods of 2013.

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
Obagi Shareholder Class Actions
Prior to the acquisition of all of the outstanding common stock of Obagi, the following complaints were filed: (i) a complaint in the Court of Chancery of the State of Delaware, dated March 22, 2013, and amended on April 1, 2013 and on April 8, 2013, captioned Michael Rubin v. Obagi Medical Products, Inc., et al.; (ii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 22, 2013, and amended on March 27, 2013, captioned Gary Haas v. Obagi Medical Products, Inc., et al.; and (iii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 27, 2013, captioned Drew Leonard v. Obagi Medical Products, Inc., et al. Each complaint is a purported shareholder class action and names as defendants Obagi and the members of the Obagi Board of Directors. The two complaints filed in California also name Valeant and Odysseus Acquisition Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Obagi acquisition) as defendants. The plaintiffs’ allegations in each action are substantially similar. The plaintiffs allege that the members of the Obagi Board of Directors breached their fiduciary duties to Obagi’s stockholders in connection with the sale of the company, and the California complaints further allege that Obagi, Valeant and Odysseus Acquisition Corp. aided and abetted the purported breaches of fiduciary duties. In support of their purported claims, the plaintiffs allege that the proposed transaction undervalued Obagi, involved an inadequate sales process and included preclusive deal protection devices. The plaintiffs in the Rubin case in Delaware and in the Haas case in California also filed amended complaints, which added allegations challenging the adequacy of the disclosures concerning the transaction. The plaintiffs sought damages and to enjoin the transaction, and also sought attorneys’ and expert fees and costs. On April 12, 2013, the defendants entered into an MOU with the plaintiffs in the actions pending in the Court of Chancery of the State of Delaware and the Superior Court of the State of California, pursuant to which Obagi and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. The parties executed a Stipulation and Agreement of Compromise, Settlement and Release on January 31, 2014, which set forth the terms for the settlement and dismissal of the lawsuits and provided, among other things, that

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Obagi and the other defendants would not oppose plaintiffs’ request for a fee award (subject to a capped amount). That settlement and fee award were subject to court approval. On February 6, 2014, the Court of Chancery of the State of Delaware issued an Order for Notice and Scheduling of Hearing on Settlement, preliminarily certifying the Rubin case as a non-opt out class action for settlement purposes, directing notice of the proposed settlement to members of the class, and setting a hearing to consider final approval of the settlement for April 30, 2014. At the settlement hearing on April 30, 2014, the Delaware Court of Chancery declined to approve the settlement or award plaintiff any attorneys’ fees. On May 1, 2014, Obagi filed its Answer to Plaintiff’s Verified Second Amended Class Action Complaint in the Court of Chancery of the State of Delaware. After receiving notice that the parties had reached an agreement to settle the litigation, the Superior Court of the State of California scheduled a “Hearing on Order to Show Cause Re Dismissal” and continued the hearing several times pending completion of definitive documentation and approval proceedings in the Court of Chancery of the State of Delaware. That “OSC re: Dismissal” hearing in the Superior Court of the State of California, which was previously scheduled for June 9, 2014, has now been continued to September 19, 2014. The Company will continue to vigorously defend these actions.
Solta Medical Shareholder Class Actions
Prior to the Company’s completion of the acquisition of Solta Medical, several purported holders of then public shares of Solta Medical filed putative class action lawsuits in the Delaware Court of Chancery and the Superior Court of the State of California, County of Alameda, against Solta Medical and the members of its board of directors, as well as the Company, Valeant, and Sapphire Subsidiary Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Solta Medical acquisition). The Delaware actions were consolidated for all purposes under the caption In re Solta Medical, Inc. Stockholders Litigation, C.A. No. 9170-CS (Del. Ch.). The California actions were filed under the captions Lathrop v. Covert, et al., Case No. HG13-707363 (Cal. Super.); Walter, et al. v. Solta Medical, Inc., et al., Case No. RG13-707659 (Cal. Super.); and Bushansky v. Solta Medical, Inc., et al., Case No. RG13-707997 (Cal. Super.). The plaintiffs’ allegations in each action were substantially similar. The actions all alleged, among other things, that the directors of Solta Medical breached their fiduciary duties to the stockholders of Solta Medical in connection with the Company's proposed acquisition of Solta Medical. In support of their purported claims, the plaintiffs alleged that the proposed transaction did not appropriately value Solta Medical, was the result of an inadequate process and included preclusive deal protection devices. The plaintiffs also alleged that the Schedule 14D-9 filed by Solta Medical on December 23, 2013, in connection with the proposed transaction contained material omissions and misstatements. The complaints claimed that Solta Medical, the Company, Valeant, and Sapphire Subsidiary Corp. aided and abetted the purported breaches of fiduciary duty. The actions sought, among other things, injunctive and other equitable relief, and money damages. The plaintiffs also sought attorneys’ and expert fees and costs. While the defendants believed that each of the aforementioned lawsuits were without merit and that they had valid defenses to all claims, in an effort to minimize the cost and expense of any litigation relating to the lawsuits, on January 11, 2014, following arms-length negotiations, Solta Medical and the other named defendants signed an MOU to settle the actions and resolve all claims asserted by the purported stockholder classes. The settlement, which is subject to court approval and further definitive documentation, provides for a release and settlement by Solta Medical’s stockholders of all claims against Solta Medical and the other defendants and their respective affiliates and agents in connection with the Company's acquisition of Solta Medical. In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses in an amount to be determined by the Delaware Court of Chancery. On July 10, 2014, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release and the Court entered a scheduling order on July 14, 2014 that sets September 29, 2014 as the date for the settlement hearing.
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
Intellectual Property
Cobalt TIAZAC® XC Litigation
On or about August 17, 2012, Valeant International (Barbados) SRL (now Valeant International Bermuda) (“VIB”) and Valeant Canada received a Notice of Allegation from Cobalt Pharmaceuticals Company (“Cobalt”) with respect to diltiazem hydrochloride 180 mg, 240 mg, 300 mg and 360 mg tablets, marketed in Canada by Valeant Canada as TIAZAC® XC. The patents in issue are Canadian Patent Nos. 2,242,224, and 2,307,547. Cobalt alleged that its generic form of TIAZAC® XC does not infringe the patents and, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister of Health from issuing a Notice of Compliance to Cobalt was issued in the Federal Court of Canada on September 28, 2012 (Case No. T-1805-12) (the “Application”). A motion to declare Cobalt’s Notice of Allegation to be null and void due to a conflict of interest on the part of Cobalt’s legal counsel was heard by a judge of the Federal Court on December 17, 2012. A decision was issued on June 12, 2013 dismissing the motion in part. In particular, VIB and Valeant Canada were successful on their motion to disqualify Cobalt’s counsel; however, a declaration that Cobalt’s Notice of Allegation is null and void was not granted. Both parties appealed the decision (Case No. A-221-13) and the appeal and cross-appeal were heard on November 13, 2013 and, in a decision rendered on February 24, 2014, the Court of Appeal dismissed both the appeal and the cross-appeal. Cobalt brought a motion to dismiss the Application in respect of Canadian Patent No. 2,242,224, but the motion was dismissed in December 2013. Cobalt filed an appeal (Case No. A-434-13), which was scheduled to be heard in the Court of Appeal on May 20, 2014. Cobalt also brought a motion to dismiss the Application in respect of Canadian Patent No. 2,307,547, which was scheduled to be heard on May 15, 2014. The Application itself was scheduled to be heard on June 2 to 6, 2014. On May 8, 2014, Valeant Canada, VIB and Cobalt entered into a settlement agreement, which resulted in an adjournment of the Application until certain events occur and a discontinuance of all remaining proceedings and appeals.
AntiGrippin® Litigation

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Two suits have been brought against the Company's subsidiary, Natur Produkt, seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names. The first matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately $50 million. The $50 million charge was recognized in the fourth quarter of 2013 in Other (income) expense in the consolidated statements of income (loss). Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Anvilab appealed that decision to the cassation court. On June 19, 2014, the cassation court resolved that the matter is within the jurisdiction of the Intellectual Property (IP) court in this instance. The hearing before the IP court is scheduled to be heard in early August 2014. The Company has concluded that the potential loss is no longer probable, and therefore the $50 million reserve was reversed in the first quarter of 2014 in Other (income) expense in the consolidated statements of loss.
Natur Produkt was served with a claim in the second matter (Case No. A-56-38592/2013, Arbitration Court of St. Petersburg) on July 16, 2013 by the plaintiff in that matter (ZAO Tsentr Vnedreniya PROTEK (“Protek”)). A hearing was held in this matter on September 29, 2013 and, on October 18, 2013, the court found in favor of Natur Produkt. Protek filed an appeal of the decision on November 26, 2013. A hearing in the appeal proceeding was held on January 30, 2014 and the appeal court also found in favor of Natur Produkt. Protek appealed that decision to the cassation court (Case No. A-56-38592/2013) and, on July 7, 2014, the cassation court also found in favor of Natur Produkt. Protek has the right to appeal the cassation court decision to the Supreme Court by September 7, 2014.
Natur Produkt intends to vigorously defend both of these matters.
Watson ACANYA® Litigation
On or about September 10, 2013, the Company’s subsidiary, Dow Pharmaceuticals Sciences, Inc. (“Dow”), received a Notice of Paragraph IV Certification dated September 9, 2013 from Watson Laboratories, Inc. (“Watson”), related to Watson’s Abbreviated New Drug Application ("ANDA") filing with the Food and Drug Administration (“FDA”) for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, for topical use, which corresponds to the Company’s Acanya® Gel product. In the notice, Watson asserted that U.S. Patent No. 8,288,434 (the “'434 Patent”), which is listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Watson’s generic products for which the ANDA was submitted. Dow holds the New Drug Application (“NDA”) for Acanya® Gel and is owner of the ‘434 Patent. Dow and the Company’s subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), filed suit pursuant to the Hatch-Waxman Act against Watson on October 24, 2013, in the U.S. District Court for the District of New Jersey (Case No. 13-cv-06401-SRC), thereby triggering a 30-month stay of the approval of Watson’s ANDA. In the suit, Dow and VPNA allege infringement by Watson of one or more claims of the '434 Patent.  On March 3, 2014, the Court entered a scheduling order in the case setting a Markman (claim construction) hearing date of November 3, 2014.
On or about March 14, 2014, the Company’s subsidiary, Dow, received from Watson a second Paragraph IV notice letter dated March 13, 2014 related to Watson’s ANDA filing with the FDA for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, for topical use, which corresponds to the Company’s Acanya® Gel product. In the notice, Watson asserted that U.S. Patent No. 8,633,699 (the “699 Patent”), a recently issued method of use patent that has been listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Watson’s generic products for which the ANDA was submitted. Dow and VPNA filed suit pursuant to the Hatch-Waxman Act against Watson on April 25, 2014 in the U.S. District Court for the District of New Jersey (Case No. 14-cv-02661). In the suit, Dow and VPNA allege infringement by Watson of one or more claims of the '699 Patent.
On May 6, 2014, Watson, Dow and VPNA entered into a settlement agreement to settle all outstanding patent litigation related to Watson’s generic version of Acanya® Gel. Under the terms of the settlement agreement, Dow and VPNA will grant Watson a royalty-bearing license to market its generic version of Acanya® Gel beginning in July 1, 2018 or earlier under certain circumstances.
Perrigo ACANYA® Litigation
On October 3, 2013, Dow received a Notice of Paragraph IV Certification dated October 2, 2013 from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo”), related to Perrigo’s ANDA filing with the FDA for Clindamycin Phosphate and Benzoyl

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Peroxide Gel, 1.2%/2.5%, which corresponds to the Company’s Acanya® Gel product. In the notice, Perrigo asserted that U.S. Patent No. 8,288,434 (the “'434 Patent”), which is listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale or importation of Perrigo’s generic product for which the ANDA was submitted. Dow holds the NDA for Acanya® Gel and is the owner of the ‘434 Patent. Dow and VPNA filed suit pursuant to the Hatch-Waxman Act against Perrigo on November 15, 2013, in the U.S. District Court for the District of New Jersey (Case No. 13-CV-06922-SRC), thereby triggering a 30-month stay of the approval of Perrigo’s ANDA. In the suit, Dow and VPNA alleged infringement by Perrigo of one or more claims of the '434 Patent. This matter is proceeding in the ordinary course.
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
Lupin PROLENSA® Litigation
On or about December 20, 2013, the Company and B&L received a Notice of Paragraph IV Certification dated December 19, 2013 from Lupin, Ltd. (“Lupin”), related to Lupin’s ANDA filing with the FDA for bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. In the notice, Lupin asserted that U.S. Patent No. 8,129,431 (the “'431 Patent”), which is listed in the FDA’s Orange Book for Prolensa®, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic product for which the ANDA was submitted. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju Pharmaceutical Co., Ltd. (“Senju”) of the ‘431 Patent. B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Lupin on January 31, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-00667-JBS-KMW), thereby triggering a 30-month stay of the approval of Lupin’s ANDA. In the suit, the Plaintiffs allege infringement by Lupin of one or more claims of the ‘431 Patent. During a scheduling conference on May 16, 2014, a schedule in this matter was set through to opening submission in the Markman hearing in January 2015. Fact discovery commenced on May 20, 2014 in accordance with this schedule. A new scheduling conference has been set for February 4, 2015 to set the remainder of the schedule. This matter is proceeding in the ordinary course.
On or about May 14, 2014, the Company and B&L received a Notice of Paragraph IV Certification dated May 13, 2014 from Lupin, related to Lupin’s ANDA filing with the FDA for bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. In the notice, Lupin asserted that U.S. Patent No. 8,669,290 (the “'290 Patent”), which issued on March 11, 2014 and which is listed in the FDA’s Orange Book for Prolensa®, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic product for which the ANDA was submitted. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju of the ‘290 Patent. B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Lupin on June 26, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-04149-JBS-KMW), thereby triggering a 30-month stay of the approval of Lupin’s ANDA. In the suit, the Plaintiffs allege infringement by Lupin of one or more claims of the ‘290 Patent. This matter is proceeding in the ordinary course.
Metrics PROLENSA® Litigation
Metrics, Inc. (“Metrics”) filed an ANDA with the FDA seeking approval to market generic bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Metrics and certain of its affiliated entities, namely Coastal Pharmaceuticals, Inc. (“Coastal”), Mayne Pharma Group Limited and Mayne Pharma (USA), Inc. (collectively, with Metrics, the “Defendants”) on June 20, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-03962-JBS-KMW), thereby triggering a 30-month stay of the approval of Metrics’ ANDA. In the suit, the Plaintiffs allege infringement by Metrics of one or more claims of each of the ‘431 Patent, the ‘290 Patent and U.S. Patent No. 8,754,131 (the “‘131 Patent”). B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju of the ‘431 Patent, ‘290 Patent and ‘131 Patent. Subsequent to the filing of the suit, B&L received, on or about June 27, 2014,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

a Notice of Paragraph IV Certification dated June 26, 2014 from Coastal, related to the ANDA filing described above for generic bromfenac ophthalmic solution 0.07%. In the notice, Coastal asserted that the ‘431 Patent and the ‘290 Patent, which are listed in the FDA’s Orange Book for Prolensa®, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, importation, offer for sale or sale of the generic product for which the ANDA was submitted. This matter is proceeding in the ordinary course. On July 22, 2014, two Notices of Filing Date Accorded papers were issued by the US Patent & Trademark Office (“USPTO”) for petitions filed by Metrics for Inter Partes Reviews (“IPRs”) 2014-01041 and 2014-01043, which correspond to the ‘431 Patent and the ‘290 Patent, respectively.  A petitioner for IPR may request the USPTO to cancel as unpatentable one or more claims of a patent on a ground that could be raised under 35 USC 102 or 35 USC 103 of the U.S. Patent Act and only on the basis of prior art consisting of patents or printed publications. A patent owner may file a preliminary response to an IPR petition to provide reasons why no such review should be instituted. A patent owner has three months to submit a preliminary response to an IPR.
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
Employment Matter
In September, 2011, Medicis received a demand letter from counsel purporting to represent a class of female sales employees alleging gender discrimination in, among others things, compensation and promotion as well as claims that the former management group maintained a work environment that was hostile and offensive to female sales employees. Related charges of discrimination were filed prior to the end of 2011 by six former female sales employees with the Equal Employment Opportunity Commission (the “EEOC”). Three of those charges have been dismissed by the EEOC and the EEOC has made no findings of discrimination. Medicis engaged in mediation with such former employees. On March 19, 2013, Medicis and counsel for the former employees signed an MOU to settle this matter on a class-wide basis and resolve all claims with respect thereto. In connection with the agreed-upon settlement, Medicis would pay a specified sum and would pay the costs of the claims administration up to an agreed-upon fixed amount. Medicis would also implement certain specified programmatic relief. The parties have signed a definitive settlement agreement in this matter. On September 5, 2013, a putative class action was filed in U.S. District Court for the District of Columbia in the matter of Brown et al. v. Medicis Pharmaceutical Corporation (No. 1:13-cv-01345-RJL) based on the allegations described above. Simultaneously with the filing of the Complaint, the parties filed a motion for preliminary approval of the class action settlement.  Among other things, the settlement agreement, if approved, will resolve all of the remaining related EEOC charges. A case status conference took place on June 6, 2014 and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

a hearing on the motion for preliminary approval of the class action settlement is expected to be scheduled for the third quarter of 2014.
Legacy B&L Litigation
MoistureLoc™ Product Liability Lawsuits
Currently, B&L has been served or is aware that it has been named as a defendant in approximately 322 currently active product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below as well as certain other U.S. state courts on behalf of individuals who claim they suffered personal injury as a result of using a contact lens solution with MoistureLoc™. Two consolidated cases were established to handle MoistureLoc™ claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There are approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc™ caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. On March 19, 2014, Plaintiffs filed an Application for an Enlargement of Time in which to perfect the within appeal to the September term. A decision was granted on May 13, 2014, pursuant to which the Court granted the requested extension to perfect the within appeal to the October term.
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
ISTA Settlement with Department of Justice
On or about May 24, 2013 (prior to the Company’s acquisition of B&L in August 2013), B&L’s subsidiary, ISTA Pharmaceuticals, Inc. (“ISTA”), reached agreement with the U.S. government to resolve and conclude civil and criminal allegations against ISTA.  The settlement involved conduct by ISTA that occurred between January 2006 and March 2011, prior to B&L’s acquisition of ISTA in June 2012. B&L was aware of the government investigation prior to its acquisition, and fully cooperated with the government to resolve the matter.  In connection with the settlement, ISTA pled guilty to certain charges and paid approximately $34 million in civil and criminal fines, including interest and attorney’s fees. In addition, B&L agreed to maintain a specified compliance and ethics program and to annually certify compliance with this requirement to the Department of Justice for a period of three years. Failure to comply with the requirements of the settlement could result in fines.

18.	SEGMENT INFORMATION

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
Corporate includes the finance, treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, expenses, gains and losses related to the overall management of the Company, which are not allocated to the other business segments. In addition, a portion of share-based compensation is considered a corporate cost, since the amount of such expense depends on Company-wide performance rather than the operating performance of any single segment.
Segment Revenues and Profit
Segment revenues and profit for the three-month and six-month periods ended June 30, 2014 and 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Developed Markets(1)	$1,479.7	$799.8	$2,901.5	$1,580.1
Emerging Markets(2)	561.4	295.9	1,025.8	584.0
Total revenues	2,041.1	1,095.7	3,927.3	2,164.1

Segment profit:
Developed Markets(3)	458.0	247.2	897.3	434.9
Emerging Markets(4)	96.0	18.2	164.1	44.4
Total segment profit	554.0	265.4	1,061.4	479.3

Corporate(5)	(46.3)	(52.8)	(84.4)	(90.5)
Restructuring, integration and other costs	(142.1)	(53.6)	(275.7)	(102.6)
In-process research and development impairments and other charges	(8.4)	(4.8)	(20.4)	(4.8)
Acquisition-related costs	(0.6)	(7.9)	(2.1)	(15.8)
Acquisition-related contingent consideration	(1.9)	(3.7)	(10.8)	(1.5)
Other income (expense)	0.4	(1.1)	43.7	(5.6)
Operating income	355.1	141.5	711.7	258.5
Interest income	1.2	1.0	3.0	2.6
Interest expense	(241.2)	(176.8)	(487.7)	(332.1)
Loss on extinguishment of debt	—	—	(93.7)	(21.4)
Foreign exchange and other	3.4	(10.0)	(10.0)	(8.6)
Gain on investments, net	2.5	3.9	2.5	5.8
Income (loss) before (recovery of) provision for income taxes	$121.0	$(40.4)	$125.8	$(95.2)
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue of $709.2 million and $1,374.4 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the three-month and six-month periods ended June 30, 2014, respectively, primarily from the B&L and Solta Medical acquisitions.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue of $250.7 million and $467.0 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the three-month and six-month periods ended June 30, 2014, respectively, primarily from the B&L acquisition.

(3)
Developed Markets segment profit reflects the addition of operations from all 2013 acquisitions and all 2014 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $216.3 million and $441.4 million, in the aggregate, in the three-month and six-month periods ended June 30, 2014, respectively, primarily from B&L and Medicis operations.

(4)
Emerging Markets segment profit reflects the addition of operations from all 2013 acquisitions and all 2014 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $78.9 million, and $153.7 million in the aggregate, in the three-month and six-month periods ended June 30, 2014, respectively, primarily from B&L operations.

(5)
Corporate reflects non-restructuring-related share-based compensation expense of $5.9 million and $21.1 million in the three-month and six-month periods ended June 30, 2014, respectively, compared with $7.4 million and $16.5 million in the corresponding periods of 2013.

Segment Assets
Total assets by segment as of June 30, 2014 and December 31, 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of June 30, 2014	As of December 31, 2013
Assets(1):
Developed Markets(2)	$20,381.3	$20,007.2
Emerging Markets(3)	6,509.6	6,907.8
	26,890.9	26,915.0
Corporate	1,004.7	1,055.8
Total assets	$27,895.6	$27,970.8
____________________________________

(1)	The segment assets as of December 31, 2013 contain reclassifications between segments to conform to the current period presentation.

(2)
Developed Markets segment assets as of June 30, 2014 reflect the provisional amounts of identifiable intangible assets and goodwill of the Solta Medical acquisition of $103.5 million and $64.0 million, respectively.

(3)
Emerging Markets segment assets as of June 30, 2014 reflect the provisional amounts of identifiable intangible assets and goodwill of the Solta Medical acquisition of $69.4 million and $42.9 million, respectively.

19.	SUBSEQUENT EVENTS AND PROPOSED TRANSACTIONS
Subsequent Events
Divestiture of Filler and Toxin Assets
On July 10, 2014, the Company sold all rights to Restylane®, Perlane®, Emervel®, Sculptra®, and Dysport® owned or held by the Company to Galderma for approximately $1.4 billion in cash. The assets were included primarily in the Company's Developed Markets segment. The carrying values of the assets sold, which includes $622.6 million of intangible assets, $16.1 million of inventory, and a $403.1 million allocation of goodwill, were classified within Assets held for sale in the consolidated balance sheet as of June 30, 2014. In addition, the royalty obligation on sales of Sculptra® owed to Galderma of $27.1 million was classified as a Liability held for sale in the consolidated balance sheet as of June 30, 2014. The costs to sell for this divestiture of approximately $50 million will be recognized in the third quarter of 2014. As this divestiture does not represent a strategic shift that has, or will have, a major effect on operations and financial results, a discontinued operations presentation was not appropriate.
PreCision Dermatology, Inc.
On July 7, 2014, the Company acquired PreCision Dermatology, Inc. (“PreCision”) for $475 million in cash, plus an additional $25 million payable upon the achievement of a sales-based milestone. PreCision develops and markets a wide range of medical dermatology products, treating a number of topical disease states such as acne and atopic dermatitis with products such as Locoid®, Hylatopic®, and Clindagel®.
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
In connection with the acquisition of PreCision, the Company was required by the Federal Trade Commission (“FTC”) to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products. In July 2014, the Tretin-X product rights were sold to Watson Laboratories, Inc. for an up-front purchase price of $70 million and the generic tretinoin products rights were sold to Matawan Pharmaceuticals, LLC for an up-front purchase price of $45 million plus additional contingent payments.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Sale of Metronidazole 1.3%
On July 1, 2014, the Company sold the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for upfront and certain milestone payments, and minimum royalties for the first three years of commercialization. In addition, royalties are payable to the Company beyond the initial three-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The FDA approved the NDA for Metronidazole 1.3% in March 2014. The carrying amount of the related intangible asset of $65.2 million and an allocation of goodwill of $25.8 million, which were included in the Developed Markets segment, were classified within Assets held for sale in the consolidated balance sheet as of June 30, 2014. As of June 30, 2014, the carrying value of the assets held for sale approximated fair value less costs to sell, and therefore no impairment was recognized. The Company will recognize a loss on sale of approximately $60 million in the third quarter of 2014 within Other (income) expense in the consolidated statement of income (loss), as the Company's accounting policy is to not recognize income from the contingent payments until such amounts are realizable.  As this divestiture does not represent a strategic shift that has, or will have, a major effect on operations and financial results, a discontinued operations presentation was not appropriate.
Proposed Transactions
Proposed Merger - Allergan, Inc.
On April 22, 2014, the Company announced that it had submitted a merger proposal to the Board of Directors of Allergan. Since making its initial public proposal on April 22, 2014, the Company has continued to publicly express a desire to enter into a negotiated business combination with Allergan and has announced the proposals that the Company has submitted to the Allergan Board of Directors. The most recent of these proposals was submitted by the Company to the Allergan Board of Directors on May 30, 2014 and contemplates a merger with Allergan, in which each share of Allergan common stock would be exchanged for (i) $72.00 in cash and (ii) 0.83 shares of the Company’s common shares, subject to election and proration. Further, the Company has indicated that it is willing to include, as part of the consideration in a negotiated transaction to acquire all issued and outstanding shares of Allergan common stock, a contingent value right related to DARPin® sales.
In connection with the proposal to merge with Allergan, the Company and Pershing Square Capital Management, L.P. (“Pershing Square”) entered into an agreement pursuant to which, among other things, Valeant and Pershing Square became members of a newly formed jointly owned entity, PS Fund 1, LLC (the “PS Fund 1”). In April 2014, the Company contributed $75.9 million to PS Fund 1, which was used by PS Fund 1, together with funds contributed by funds managed by Pershing Square, to purchase shares of Allergan common stock and derivative instruments referencing Allergan common stock. The investment in Allergan shares is considered an available-for-sale security. As the Company's investment in PS Fund 1 is accounted for under the equity method of accounting (included within the Prepaid expenses and other current assets line on the consolidated balance sheet as of June 30, 2014), the Company recognizes its share of any unrealized gains or losses on the Allergan shares held by PS Fund 1 as part of other comprehensive income (loss). For the three and six months ended June 30, 2014, an unrealized pre-tax gain of $25.2 million related to this investment was recorded in other comprehensive income (loss).
On May 30, 2014, in connection with the proposal to merge with Allergan described above, the Company separately agreed with Pershing Square, Allergan's largest stockholder, to exchange 28,281,107 shares of Allergan common stock allocated to funds managed by Pershing Square for the Company's common shares at an exchange rate of 1.22659 of the Company's common shares for each share of Allergan common stock, which exchange would close immediately after the consummation of the proposed merger with Allergan.
On June 18, 2014, the Company commenced an exchange offer for the shares of Allergan common stock based on the terms of its May 30, 2014 proposal. Under the terms of the offer, Allergan stockholders would be able to elect to exchange each of their shares of Allergan common stock for $72.00 in cash and 0.83 the Company’s common shares, or a to-be-specified amount of cash, or a to-be-specified number of the Company’s common shares, in each case subject to proration. The offer is also subject to certain conditions, including removal of various anti-takeover obstacles that the Allergan Board of Directors has the unilateral ability to remove, the tender of a majority of the total number of outstanding Allergan shares on a fully diluted basis and expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other applicable antitrust laws and regulations. The exchange offer is also conditioned on the affirmative vote at a special meeting of the shareholders of the Company to approve the issuance of the Company’s common shares in the acquisition. On June 24, 2014, the Company filed a preliminary proxy statement with respect to this special meeting.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The offer will expire on August 15, 2014, unless the offer is extended. In connection with the proposed combination with Allergan, the Company has received a commitment letter to provide, on customary terms, subject to certain conditions, $20.35 billion that, together with cash on hand, will be used for the purpose of financing the cash component of the consideration to be paid. At this time, no merger agreement or other agreement relating to the merger proposal has been entered into between the Company and Allergan, and the Company cannot provide any assurance as to whether or when any such agreement will be executed or whether or when the proposed merger will be consummated or the terms thereof when and if agreed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended June 30, 2014 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
Additional information relating to the Company, including the 2013 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of July 31, 2014.
All dollar amounts are expressed in U.S. dollars, unless otherwise noted.
COMPANY PROFILE
We are a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. In the Developed Markets segment, we focus most of our efforts in the eye health, dermatology and neurology therapeutic classes. In the Emerging Markets segment, we focus primarily on branded generics, OTC products, and medical devices. We are diverse not only in our sources of revenue from our broad drug and medical device portfolio, but also among the therapeutic classes and geographies we serve.
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
BUSINESS DEVELOPMENT
We have completed several transactions to expand our product portfolio, including, among others, the following acquisitions and dispositions in 2014:

Acquisition Date
Acquisitions of businesses and product rights
Solta Medical, Inc. (“Solta Medical”)	January, 2014
PreCision Dermatology, Inc. (“PreCision”)	July, 2014
Disposition Date
Dispositions
Filler and toxin assets	July, 2014
Metronidazole 1.3%	July, 2014
Tretin-X® (tretinoin) cream and generic tretinoin gel and cream products(1)	July, 2014
___________________________________

(1)
In connection with the acquisition of PreCision, we were required by the Federal Trade Commission to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products.

In addition, in April 2014, the Company announced that it had submitted a merger proposal to the Board of Directors of Allergan, Inc. (“Allergan”). For further information regarding the proposal to merge with Allergan, see note 19 to the unaudited consolidated financial statements.
For more information regarding our acquisitions and dispositions, see note 3 and note 19 to the unaudited consolidated financial statements.
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
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Medicis businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we realized over $300 million of cost synergies on a run rate basis as of December 31, 2013. We estimate that we will incur total costs of approximately $200 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, additional costs have been incurred in 2014, and we expect to incur certain costs during the remainder of 2014.
See note 5 to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our B&L and Medicis acquisition-related initiatives through June 30, 2014.
SELECTED FINANCIAL INFORMATION

The following table provides selected financial information for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
($ in millions, except per share data)	$	$	$	%	$	$	$	%
Revenues	2,041.1	1,095.7	945.4	86	3,927.3	2,164.1	1,763.2	81
Operating expenses	1,686.0	954.2	731.8	77	3,215.6	1,905.6	1,310.0	69
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	125.8	10.8	115.0	NM	103.2	(16.7)	119.9	NM
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	0.38	0.04	0.34	NM	0.31	(0.05)	0.36	NM
Diluted	0.37	0.03	0.34	NM	0.30	(0.05)	0.35	NM
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $945.4 million, or 86%, to $2.0 billion in the second quarter of 2014, compared with $1.1 billion in the second quarter of 2013 and increased $1.8 billion, or 81%, to $3.9 billion in the first half of 2014, compared with $2.2 billion in the first half of 2013, primarily due to incremental product sales revenue of $959.9 million and $1,841.4 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the second quarter and first half of 2014, respectively, partially offset by (i) a decrease in product sales of $53.6 million and $107.5 million in the second quarter and first half of 2014, respectively, due to the impact of generic competition in the Developed Markets segment, (ii) a negative impact from divestitures, discontinuations and supply interruptions of $28.8 million and $87.2 million, in the aggregate, in the second quarter and first half of 2014, respectively, (iii) a decrease in product sales of $33.7 million and $57.2 million, in the aggregate, in the second quarter and first half of 2014, respectively, related to facial injectables (filler and toxin assets), and (iv) a negative foreign currency impact on the existing business of $8.0 million and $31.7 million in the second quarter and first half of 2014, respectively. Excluding the items described above, we realized incremental product sales revenue of $94.8 million and $185.0 million in the second quarter and first half of 2014, respectively, related to growth from the remainder of the existing business. The above changes in revenues are further described below under “Results of Operations — Revenues by Segment”.
Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net income attributable to Valeant Pharmaceuticals International, Inc. increased $115.0 million to $125.8 million in the second quarter of 2014, compared with $10.8 million in the second quarter of 2013. Net income attributable to Valeant Pharmaceuticals International, Inc. was $103.2 million in the first half of 2014, compared with net loss attributable to Valeant Pharmaceuticals International, Inc. of $16.7 million in the first half of 2013, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $644.2 million and $1,237.2 million in the second quarter and first half of 2014, respectively, as further described below under “Results of Operations — Segment Profit”, partially offset by (ii) an increase in operating expenses in both periods, the second quarter and first half of 2014, as further described below under “Results of Operations — Operating Expenses”.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest was $3.8 million and $1.5 million in the second quarter and first half of 2014, respectively, primarily related to the performance of joint ventures acquired in connection with the B&L Acquisition.
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

Revenues By Segment
The following table displays revenues by segment for the second quarters and first halves of 2014 and 2013, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
($ in millions)	$	%	$	%	$	%	$	%	$	%	$	%
Developed Markets	1,479.7	72	799.8	73	679.9	85	2,901.5	74	1,580.1	73	1,321.4	84
Emerging Markets	561.4	28	295.9	27	265.5	90	1,025.8	26	584.0	27	441.8	76
Total revenues	2,041.1	100	1,095.7	100	945.4	86	3,927.3	100	2,164.1	100	1,763.2	81
Total revenues increased $945.4 million, or 86%, to $2.0 billion in the second quarter of 2014, compared with $1.1 billion in the second quarter of 2013 and increased $1.8 billion, or 81%, to $3.9 billion in the first half of 2014, compared with $2.2 billion in the first half of 2013, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $709.2 million and $1,374.4 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the second quarter and first half of 2014, respectively, primarily from (i) the 2013 acquisitions of B&L (driven by Ocuvite®/PreserVision®, Lotemax® Gel, ReNu Multiplus®, and Biotrue® MultiPurpose Solution product sales) and (ii) the 2014 acquisition of Solta Medical (mainly driven by Thermage CPT® system product sales).

This factor was partially offset by:

•
decrease in product sales of $53.6 million and $107.5 million, in the aggregate, in the second quarter and first half of 2014, respectively, related to a decline in sales of the Retin-A Micro®, Vanos®, and Zovirax® franchises and Wellbutrin® XL (Canada) due to generic competition. We anticipate a continuing decline in sales of Retin-A Micro®, Vanos®, Zovirax® ointment, and Wellbutrin® XL (Canada) due to continued generic erosion. However, the rate of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions;

•
decrease in product sales of $31.2 million and $53.3 million, in the aggregate, in the second quarter and first half of 2014, respectively, related to facial injectables (filler and toxin assets). The decline was primarily due to sales force disruption following the announcements in the first half of 2014 of (i) the proposed merger with Allergan and (ii) the planned divestiture of these products to Galderma S.A. These assets were designated as assets held for sale as of June 30, 2014;

•
a negative impact from divestitures, discontinuations and supply interruptions of $24.2 million and $47.2 million in the second quarter and first half of 2014, respectively. The largest contributors were the discontinuation of Maxair® and the divestiture of Buphenyl® in 2013; and

•	a negative foreign currency exchange impact on the existing business of $6.4 million and $17.4 million in the second quarter and first half of 2014, respectively.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $72.0 million and $152.9 million in the second quarter and first half of 2014, respectively, which was driven primarily by price increases. The growth in both periods included higher sales of (i) Wellbutrin® XL (U.S.), (ii) orphan products (Syprine® and Xenazine®), (iii) Targretin®, and (iv) Elidel®.
Emerging Markets segment:

•
the incremental product sales revenue of $250.7 million and $467.0 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the second quarter and first half of 2014, respectively, primarily from the 2013 acquisition of B&L (driven by ReNu Multiplus® product sales) and the 2014 acquisition of Solta Medical (mainly driven by Thermage CPT® system product sales).

This factor was partially offset by:

•
a negative impact from divestitures, discontinuations and supply interruptions of $4.6 million and $40.0 million in the second quarter and first half of 2014, respectively, primarily from Eastern Europe and Brazil;

•	a negative foreign currency exchange impact on the existing business of $1.6 million and $14.3 million in the second quarter and first half of 2014, respectively; and

•
decrease in product sales of $2.5 million and $3.9 million, in the aggregate, in the second quarter and first half of 2014, respectively, related to facial injectables (filler and toxin assets) designated as assets held for sale as of June 30, 2014.

Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $22.9 million and $32.1 million in the second quarter and first half of 2014, respectively, which was primarily driven by volume.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, in-process research and development impairments and other charges and other (income) expense, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. In addition, a portion of share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.
The following table displays profit by segment for the second quarters and first halves of 2014 and 2013, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Developed Markets	458.0	31	247.2	31	210.8	85	897.3	31	434.9	28	462.4	106
Emerging Markets	96.0	17	18.2	6	77.8	NM	164.1	16	44.4	8	119.7	NM
Total segment profit	554.0	27	265.4	24	288.6	109	1,061.4	27	479.3	22	582.1	121
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
NM — Not meaningful
Total segment profit increased $288.6 million, or 109%, to $554.0 million in the second quarter of 2014, compared with $265.4 million in the second quarter of 2013, and increased $582.1 million, or 121%, to $1.1 billion in the first half of 2014, compared with $479.3 million in the first half of 2013, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in contribution of $491.5 million and $942.5 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the second quarter and first half of 2014, respectively, primarily from the product sales of B&L, including higher expenses for acquisition accounting adjustments related to inventory of $6.4 million and $13.5 million, in the aggregate, in the second quarter and first half of 2014, respectively; and

•
a favorable impact of $24.5 million and $65.6 million related to the existing business acquisition accounting adjustments related to inventory in the second quarter and first half of 2013, respectively, that did not similarly occur in the second quarter and first half of 2014.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $273.5 million and $500.0 million in the second quarter and first half of 2014, respectively, primarily due to the acquisitions of new businesses within the segment;

•
a decrease in contribution of $50.4 million and $103.1 million in the second quarter and first half of 2014, respectively, related to the lower sales of the Retin-A Micro®, Vanos®, and Zovirax® franchises and Wellbutrin® XL (Canada) as a result of the continued impact of generic competition;

•
a decrease in contribution of $26.5 million and $47.0 million in the second quarter and first half of 2014, respectively, related to facial injectables (filler and toxin assets). These assets were designated as assets held for sale as of June 30, 2014;

•	a decrease in contribution of $18.7 million and $37.3 million in the second quarter and first half of 2014, respectively, related to divestitures, discontinuations and supply interruptions; and

•	a negative foreign currency exchange impact on the existing business contribution of $4.9 million and $13.3 million in the second quarter and first half of 2014, respectively.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $56.1 million and $135.5 million in the second quarter and first half of 2014, respectively, driven by sales of (i) Wellbutrin® XL (U.S.), (ii) orphan products (Syprine® and Xenazine®), (iii) Targretin®, and (iv) Elidel®.
Emerging Markets segment:

•
an increase in contribution of $166.1 million and $310.0 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions, in the second quarter and first half of 2014, respectively, primarily from the sale of B&L products.

This factor was partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $95.6 million and $175.2 million in the second quarter and first half of 2014, respectively, primarily associated with the acquisitions of new businesses within the segment;

•	a decrease in contribution of $2.9 million and $23.9 million in the second quarter and first half of 2014, respectively, related to divestitures, discontinuations and supply interruptions;

•	a negative foreign currency exchange impact on the existing business contribution of $8.9 million in the first half of 2014; and

•
a decrease in contribution of $2.3 million and $3.4 million in the second quarter and first half of 2014, respectively, related to facial injectables (filler and toxin assets) designated as assets held for sale as of June 30, 2014.

Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $12.7 million and $20.4 million in the second quarter and first half of 2014, respectively.
Operating Expenses
The following table displays the dollar amount of each operating expense category for the second quarters and first halves of 2014 and 2013, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2013		Change		2014		2013		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	569.6	28	283.2	26	286.4	101	1,073.7	27	568.1	26	505.6	89
Cost of other revenues	16.0	1	14.5	1	1.5	10	30.3	1	29.9	1	0.4	1
Selling, general and administrative	515.7	25	257.3	23	258.4	100	997.7	25	499.2	23	498.5	100
Research and development	66.5	3	24.5	2	42.0	171	127.8	3	48.3	2	79.5	165
Amortization and impairments of finite-lived intangible assets	365.6	18	303.6	28	62.0	20	720.8	18	629.8	29	91.0	14
Restructuring, integration and other costs	142.1	7	53.6	5	88.5	165	275.7	7	102.6	5	173.1	169
In-process research and development impairments and other charges	8.4	—	4.8	—	3.6	75	20.4	1	4.8	—	15.6	NM
Acquisition-related costs	0.6	—	7.9	1	(7.3)	(92)	2.1	—	15.8	1	(13.7)	(87)
Acquisition-related contingent consideration	1.9	—	3.7	—	(1.8)	(49)	10.8	—	1.5	—	9.3	NM
Other (income) expense	(0.4)	—	1.1	—	(1.5)	NM	(43.7)	(1)	5.6	—	(49.3)	NM
Total operating expenses	1,686.0	83	954.2	87	731.8	77	3,215.6	82	1,905.6	88	1,310.0	69
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold increased $286.4 million, or 101%, to $569.6 million in the second quarter of 2014, compared with $283.2 million in the second quarter of 2013, and increased $505.6 million, or 89%, to $1.1 billion in the first half of 2014, compared with $568.1 million in the first half of 2013. As a percentage of revenue, Cost of goods sold increased to 28% and 27% for the second quarter and first half of 2014, respectively, as compared to 26% for the second quarter and first half of 2013, primarily due to:

•
an unfavorable impact from product mix related to (i) the product portfolio acquired as part of the B&L Acquisition and (ii) decreased sales of the Retin-A Micro®, Vanos®, and Zovirax® franchises and Wellbutrin® XL (Canada) which have a higher gross profit margin than our overall margin.

This factor was offset by:

•
the impact of lower acquisition accounting adjustments of $22.0 million and $60.0 million in the second quarter and first half of 2014, respectively, primarily related to the fair value step-up for acquired inventory from the Medicis acquisition which was expensed in the second quarter and first half of 2013 that did not similarly occur in the second quarter and first half of 2014; and

•	the benefits realized from worldwide manufacturing rationalization initiatives primarily from Latin America and Canada.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $258.4 million, or 100%, to $515.7 million in the second quarter of 2014, compared with $257.3 million in the second quarter of 2013, and increased $498.5 million, or 100%, to $997.7 million in the first half of 2014, compared with $499.2 million in the first half of 2013, primarily due to increased expenses in our Developed Markets segment ($190.0 million and $380.5 million in the second quarter and first half of 2014, respectively) and Emerging Markets segment ($74.7 million and $124.0 million in the second quarter and first half of 2014, respectively), primarily driven by the acquisitions of new businesses within each segment, including the B&L Acquisition, partially offset by the realization of cost synergies related primarily to headcount reductions.
As a percentage of revenue, Selling, general and administrative expenses increased to 25% in both the second quarter and first half of 2014, as compared to 23% in both the second quarter and first half of 2013, primarily due to (i) costs incurred related to the B&L Acquisition, (ii) expenses associated with sales force expansion for the aesthetics and dental businesses, (iii) higher expenses related to recent and upcoming product launches, and (iv) higher share-based compensation expenses. See note 11 to the unaudited consolidated financial statements for additional information related to share-based compensation.
Research and Development Expenses
Research and development expenses increased $42.0 million, or 171%, to $66.5 million in the second quarter of 2014, compared with $24.5 million in the second quarter of 2013, and increased $79.5 million, or 165%, to $127.8 million in the first half of 2014, compared with $48.3 million in the first half of 2013, primarily due to spending on programs acquired in the B&L Acquisition, including latanoprostene bunod, Lotemax® life cycle programs, and brimonidine, partially offset by lower spending on Jublia® (efinaconazole 10% topical solution). The U.S. Food and Drug Administration approved the New Drug Application for Jublia® in June 2014. See note 3 to the unaudited consolidated financial statements for additional information relating to the B&L Acquisition.
Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $62.0 million, or 20%, to $365.6 million in the second quarter of 2014, compared with $303.6 million in the second quarter of 2013, and increased $91.0 million, or 14%, to $720.8 million in the first half of 2014, compared with $629.8 million in the first half of 2013, primarily due to (i) the amortization of the B&L and Solta Medical identifiable intangible assets of $91.6 million and $184.4 million, in the aggregate, in the second quarter and first half of 2014, respectively, partially offset by (ii) lower amortization for ezogabine/retigabine of $26.5 million and $53.0 million in the second quarter and first half of 2014, respectively, due to the impairment charge of $551.6 million recognized in the third quarter of 2013, (iii) an impairment charge of $26.1 million recognized in the first quarter of 2013 related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia, to their estimated fair value less costs to sell, and (iv) a $22.2 million write-off recognized in the first quarter of 2013 related to the Opana® intangible asset.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration and other costs of $142.1 million and $275.7 million in the second quarter and first half of 2014, respectively, primarily related to the B&L and Solta Medical acquisitions, as well as other acquisitions. Refer to note 5 of notes to unaudited consolidated financial statements for further details.
In-Process Research and Development Impairments and Other Charges
In the second quarter and first half of 2014, we recognized in-process research and development charges of $8.4 million and $20.4 million, respectively, primarily related to (i) an up-front payment made in connection with an amendment to a license and distribution agreement with a third party in the first quarter of 2014 and (ii) payments to third parties associated with the achievement of specific developmental and regulatory milestones under our research and development programs, including Jublia®, in the second quarter of 2014.
Acquisition-Related Costs
Acquisition-related costs decreased $7.3 million, or 92%, to $0.6 million in the second quarter of 2014, compared with $7.9 million in the second quarter of 2013, and decreased $13.7 million, or 87%, to $2.1 million in the first half of 2014, compared with $15.8 million in the first half of 2013, reflecting higher expenses incurred in the second quarter and first half of 2013 related to the Obagi Medical Products, Inc. (“Obagi”) and Natur Produkt International, JSC (“Natur Produkt”) acquisitions, as well as other acquisitions, partially offset by acquisition activities in the second quarter and first half of 2014, primarily related to the Solta Medical acquisition. Refer to note 3 of notes to unaudited consolidated financial statements for additional information regarding business combinations.
Acquisition-Related Contingent Consideration
In the second quarter and first half of 2014, we recognized an acquisition-related contingent consideration loss of $1.9 million and $10.8 million, respectively. The net loss was primarily driven by (i) fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”)

in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”), partially offset by (ii) a net gain recognized in the second quarter of 2014 related to the Eisai Inc. (Targretin®) acquisition due to changes in the estimated probability associated with potential milestone payments.
In the second quarter and first half of 2013, we recognized an acquisition-related contingent consideration loss of $3.7 million and $1.5 million, respectively. The loss was primarily driven by a net loss of $4.9 million and $1.8 million in the second quarter and first half of 2013, respectively, primarily related to the Elidel®/Xerese®/Zovirax® agreement, as fair value adjustments to reflect accretion for the time value of money were partially offset by a net gain recognized in the first quarter of 2013.
Other (Income) Expense
Other income increased $49.3 million to $43.7 million in the first half of 2014, compared with other expense of $5.6 million in the first half of 2013, primarily due to the reversal of a $50.0 million reserve related to the AntiGrippin® litigation in the first quarter of 2014, partially offset by a $5.6 million charge recognized in the first quarter of 2014 related to a settlement of a pre-existing relationship with respect to the acquisition of Solta Medical. Refer to note 17 and note 3 of notes to unaudited consolidated financial statements for further details related to the AntiGrippin® litigation and the acquisition of Solta Medical, respectively.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the second quarters and first halves of 2014 and 2013 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
($ in millions; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	1.2	1.0	0.2	20	3.0	2.6	0.4	15
Interest expense	(241.2)	(176.8)	(64.4)	36	(487.7)	(332.1)	(155.6)	47
Loss on extinguishment of debt	—	—	—	—	(93.7)	(21.4)	(72.3)	NM
Foreign exchange and other	3.4	(10.0)	13.4	NM	(10.0)	(8.6)	(1.4)	16
Gain on investments, net	2.5	3.9	(1.4)	(36)	2.5	5.8	(3.3)	(57)
Total non-operating expense	(234.1)	(181.9)	(52.2)	29	(585.9)	(353.7)	(232.2)	66
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $64.4 million, or 36%, to $241.2 million in the second quarter of 2014, compared with $176.8 million in the second quarter of 2013, and increased $155.6 million, or 47%, to $487.7 million in the first half of 2014, compared with $332.1 million in the first half of 2013, primarily due to an increase of $86.7 million and $176.5 million, in the aggregate, in the second quarter and first half of 2014, respectively, related to higher debt balances, driven by the borrowings in the third quarter of 2013 in conjunction with the B&L Acquisition, partially offset by the write-off of deferred financing costs of $24.2 million in the second quarter of 2013, related to the commitment letter entered into in connection with the financing of the B&L Acquisition.
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

Foreign Exchange and Other
Foreign exchange and other increased $13.4 million to a gain of $3.4 million in the second quarter of 2014, compared with a loss of $10.0 million in the second quarter of 2013, primarily due to foreign exchange gains on intercompany loans in the second quarter of 2014.
Income Taxes
The following table displays the dollar amounts of the current and deferred (recovery of) provision for income taxes in the second quarters and first halves of 2014 and 2013 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
($ in millions; Expense (Income))	$	$	$	%	$	$	$	%
Current income tax expense	20.3	12.0	8.3	69	35.4	22.1	13.3	60
Deferred income tax recovery	(21.3)	(63.2)	41.9	(66)	(11.3)	(100.6)	89.3	(89)
Total (recovery of) provision for income taxes	(1.0)	(51.2)	50.2	(98)	24.1	(78.5)	102.6	NM
____________________________________
NM — Not meaningful
In the three-month period ended June 30, 2014, we recognized an income tax benefit of $1.0 million, comprised of $5.0 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax benefit of $6.0 million related to Canadian income taxes. In the six-month period ended June 30, 2014, we recognized an income tax expense of $24.1 million, comprised of $29.4 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax benefit of $5.3 million related to Canadian income taxes. In the three-month and six-month periods ended June 30, 2014, our effective tax rate was different from our statutory Canadian tax rate due to (i) tax expense generated from our annualized mix of earnings by jurisdiction, (ii) a tax benefit of approximately $20.4 million including an out of period adjustment of $15.9 million, associated with the adjustment of various uncertain tax positions previously accrued, (iii) a tax benefit on losses in Canada associated with unrealized gains in other comprehensive income (loss) and (iv) tax expense incurred in the first quarter of 2014 of approximately $13.3 million associated with an out of period adjustment for the tax impacts of intercompany profit in ending inventory. Management does not believe that these out of period adjustments are material to the current or prior periods.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table displays a summary of selected measures of our financial condition as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013	Change
($ in millions; Asset (Liability))	$	$	$	%
Cash and cash equivalents	531.2	600.3	(69.1)	(12)
Long-lived assets(1)	22,507.3	23,834.5	(1,327.2)	(6)
Total debt, including current portion	(17,325.5)	(17,367.7)	42.2	—
__________________
(1)Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents decreased $69.1 million, or 12%, to $531.2 million as of June 30, 2014, which primarily reflected the following uses of cash:

•	$405.8 million paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the Solta Medical acquisition in the first half of 2014;

•	purchases of property, plant and equipment of $171.6 million;

•
$140.6 million in repayments, in the aggregate, under our (i) Series A-1, Series A-2 and Series A-3 of tranche A term loan facilities, (ii) Series E-1 tranche B term loan facility, and (iii) Series D-2 and Series C-2 of tranche B term loan facilities, in the first half of 2014;

•
contingent consideration payments within financing activities of $82.2 million primarily related to the OraPharma Topco Holdings, Inc. acquisition in June 2012, the Eisai (Targretin®) acquisition in February 2013 and the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011;

•
$75.9 million payment related to the investment in PS Fund 1, LLC (“PS Fund 1”), a newly formed company jointly owned by Pershing Square Capital Management, L.P. (“Pershing Square”) and Valeant in connection with a merger proposal to the Board of Directors of Allergan. Refer to note 19 to the unaudited consolidated financial statements for additional information;

•	$36.5 million of employee withholding taxes paid in connection with the exercise of share-based awards; and

•
$10.8 million related to debt issue costs paid primarily due to the refinancing of our Series E tranche B term loan facility in February 2014 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Those factors were partially offset by the following sources of cash:

•	$860.3 million in operating cash flows.
Long-Lived Assets
Long-lived assets decreased $1.3 billion, or 6%, to $22.5 billion as of June 30, 2014, primarily due to:

•
the carrying amount of intangible assets and goodwill of $1.0 billion and $91.0 million, in the aggregate, related to the divestitures of (i) filler and toxin assets and (ii) Metronidazole 1.3%, respectively, which were reclassified to assets held for sale in the second quarter of 2014. Refer to note 19 to the unaudited consolidated financial statements for additional information; and

•	the depreciation of property, plant and equipment and amortization of intangible assets of $808.8 million, in the aggregate.
Those factors were partially offset by:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2014 acquisitions of $419.2 million, in the aggregate, primarily related to the Solta Medical acquisition; and

•	purchases of property, plant and equipment of $171.6 million.
Cash Flows
Our primary sources of cash include: cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, funding ongoing operations, interest and principal payments, securities repurchases and restructuring activities. The following table displays cash flow information for the second quarters and first halves of 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
($ in millions)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	376.0	305.1	70.9	23	860.3	560.4	299.9	54
Net cash used in investing activities	(266.4)	(531.7)	265.3	(50)	(650.5)	(766.6)	116.1	(15)
Net cash (used in) provided by financing activities	(156.6)	2,356.1	(2,512.7)	NM	(279.3)	1,840.2	(2,119.5)	NM
Effect of exchange rate changes on cash and cash equivalents	1.9	(3.8)	5.7	NM	0.4	(10.7)	11.1	NM
Net (decrease) increase in cash and cash equivalents	(45.1)	2,125.7	(2,170.8)	(102)	(69.1)	1,623.3	(1,692.4)	(104)
Cash and cash equivalents, beginning of period	576.3	413.7	162.6	39	600.3	916.1	(315.8)	(34)
Cash and cash equivalents, end of period	531.2	2,539.4	(2,008.2)	(79)	531.2	2,539.4	(2,008.2)	(79)
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $70.9 million, or 23%, to $376.0 million in the second quarter of 2014, compared with $305.1 million in the second quarter of 2013, primarily due to:

•	the inclusion of cash flows in the second quarter of 2014 from all 2013 acquisitions, primarily the B&L acquisition, as well as all 2014 acquisitions, primarily the Solta Medical acquisition.
This factor was partially offset by:

•
an increased investment in working capital of $139.9 million in the second quarter of 2014, primarily related to the impact of changes related to timing of payments, including interest payments, and receipts in the ordinary course of business;

•	higher payments of $71.3 million related to restructuring, integration and other costs in the second quarter of 2014; and

•
a decrease in contribution of $50.4 million in the second quarter of 2014 related to the lower sales of the Retin-A Micro®, Vanos®, and Zovirax® franchises and Wellbutrin® XL (Canada) as a result of generic competition.

Excluding the impact from generic competition described above, we also realized incremental cash flows from continued growth from the remainder of the existing business.
Net cash provided by operating activities increased $299.9 million, or 54%, to $860.3 million in the first half of 2014, compared with $560.4 million in the first half of 2013, primarily due to:

•	the inclusion of cash flows in the first half of 2014 from all 2013 acquisitions, primarily the B&L and Obagi acquisitions, as well as all 2014 acquisitions, primarily the Solta Medical acquisition.
This factor was partially offset by:

•	higher payments of $149.3 million related to restructuring, integration and other costs in the first half of 2014;

•
a decrease in contribution of $103.1 million in the first half of 2014 related to the lower sales of the Retin-A Micro®, Vanos®, and Zovirax® franchises and Wellbutrin® XL (Canada) as a result of generic competition; and

•
an increased investment in working capital of $77.3 million in the first half of 2014, primarily related to the impact of changes related to timing of payments, including interest payments, and receipts in the ordinary course of business.

Excluding the impact from generic competition described above, we also realized incremental cash flows from continued growth from the remainder of the existing business.
Investing Activities
Net cash used in investing activities decreased $265.3 million, or 50%, to $266.4 million in the second quarter of 2014, compared with $531.7 million in the second quarter of 2013, primarily due to:

•	a decrease of $467.5 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate.
This factor was partially offset by:

•	an increase of $100.7 million in purchases of property, plant and equipment;

•
an increase of $75.9 million related to the investment in the PS Fund 1, a newly formed company jointly owned by Pershing Square and Valeant, formed in connection with a merger proposal to the Board of Directors of Allergan; and

•
an increase of $17.6 million, related to lower proceeds from the sale of assets, primarily attributable to the cash proceeds of $19.0 million for the sale of Buphenyl® in the second quarter of 2013, which was acquired in connection with the Medicis acquisition in December 2012.

Net cash used in investing activities decreased $116.1 million, or 15%, to $650.5 million in the first half of 2014, compared with $766.6 million in the first half of 2013, primarily due to:

•	a decrease of $378.4 million, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets in the aggregate.
This factor was partially offset by:

•	an increase of $144.8 million in purchases of property, plant and equipment;

•
an increase of $75.9 million related to the investment in the PS Fund 1, a newly formed company jointly owned by Pershing Square and Valeant, formed in connection with a merger proposal to the Board of Directors of Allergan;

•
an increase of $24.6 million, related to lower proceeds from the sale of assets, primarily attributable to the cash proceeds of $19.0 million for the sale of Buphenyl® in the second quarter of 2013, which was acquired in connection with the Medicis acquisition in December 2012; and

•	an increase of $17.0 million related to proceeds from the sale of marketable securities in the first half of 2013 that did not similarly occur in the first half of 2014.
Financing Activities
Net cash used in financing activities was $156.6 million in the second quarter of 2014, compared with the net cash provided by financing activities of $2.4 billion in the second quarter of 2013, reflecting a decrease of $2.5 billion, primarily due to:

•	a decrease of $2.3 billion related to the net proceeds from the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition;

•	a decrease of $225.0 million in net borrowings under our revolving credit facility in the second quarter of 2014; and

•	a decrease of $11.4 million related to the higher repayments under our senior secured credit facilities in the second quarter of 2014.
Those factors were partially offset by:

•	an increase of $20.6 million related to lower repurchases of common shares in the second quarter of 2014.
Net cash used in financing activities was $279.3 million in the first half of 2014, compared with the net cash provided by financing activities of $1.8 billion in the first half of 2013, reflecting a decrease of $2.1 billion, primarily due to:

•	a decrease of $2.3 billion related to the net proceeds from the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition; and

•	a decrease of $225.0 million in net borrowings under our revolving credit facility in the first half of 2014.
Those factors were partially offset by:

•
an increase of $233.6 million related to the repayments of long-term debt assumed in connection with the Medicis acquisition in the first half of 2013 that did not similarly occur in the first half of 2014;

•	an increase of $77.2 million related to the lower repayments under our senior secured credit facilities in the first half of 2014;

•	an increase of $55.6 million related to lower repurchases of common shares in the first half of 2014;

•
an increase of $37.6 million related to the repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition in the first half of 2013 that did not similarly occur in the first half of 2014; and

•	an increase of $22.8 million related to the lower debt issue costs paid in the first half of 2014 due to the lower refinancing activities in the first half of 2014.
Debt
See note 9 to the unaudited consolidated financial statements for detailed information regarding our long-term debt and any transactions described below.
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
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our Senior Secured Credit Facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $5.4 billion and total liabilities of $1.9 billion as of June 30, 2014, and net revenues of $990.8 million and net earnings from operations of $131.3 million for the six-month period ended June 30, 2014.
Our primary sources of liquidity are our cash, cash collected from customers, funds available from our Revolving Credit Facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have commitments approximating $50 million for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions, including the proposed merger with Allergan (see note 19 to the unaudited consolidated financial statements for information regarding our proposed merger with Allergan), or for other general corporate purposes. Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB- for Standard and Poor’s. A downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of June 30, 2014, we were in compliance with all of our covenants related to our outstanding debt. As of June 30, 2014, our short-term portion of long-term debt consisted of $266.7 million, in the aggregate, primarily in term loans outstanding under the Senior Secured Credit Facilities, due in quarterly installments. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.
Securities Repurchase Programs
See note 10 to the unaudited consolidated financial statements for detailed information regarding our various securities repurchase programs.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest as of June 30, 2014:

	Payments Due by Period
	Total	2014	2015 and 2016	2017 and 2018	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest(1)	23,015.9	530.4	2,994.1	6,376.9	13,114.5
___________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.
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
At July 29, 2014, we had 335,411,043 issued and outstanding common shares. In addition, we had 8,254,042 stock options and 842,126 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,290,433 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 3,069,751 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Recently Issued Accounting Standards, Not Adopted as of June 30, 2014
In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. We are in the process of evaluating the impact of adoption of this guidance on our financial position and results of operations.
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
 Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “positioning”, “designed”, “create”, “predict”, “project”, “seek“, “ongoing”, “increase”, “upside” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•	our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the integration of the companies, businesses and products acquired by the Company (including the integration relating to our recent acquisitions of PreCision, Solta Medical, and B&L, such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations;

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

•
the ultimate outcome of any possible transaction between the Company and Allergan, Inc. (“Allergan”) including the possibilities that the Company will not continue to pursue a transaction with Allergan or that Allergan will reject a transaction with the Company and factors relating to the time, resources and efforts expended in pursuing a transaction with Allergan;

•	ability to obtain regulatory approvals and meet other closing conditions to the proposed Allergan transaction, including all necessary stockholder approvals, on a timely basis;

•
the ultimate outcome and results of integrating the operations of the Company and Allergan, the ultimate outcome of the Company’s pricing and operating strategy applied to Allergan and the ultimate ability to realize synergies;

•	the effects of the business combination of the Company and Allergan, including the combined company’s future financial condition, operating results, strategy and plans;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

•	our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

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

•
adverse global economic conditions and credit market and foreign currency exchange uncertainty in the countries in which we do business (such as the recent instability in Russia, Ukraine and the Middle East);

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

•	negative publicity or reputational harm to our products and business, including as faced in connection with our proposed transaction with Allergan;

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
Interest Rate Risk
As of June 30, 2014, we had $9.7 billion and $7.8 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of June 30, 2014 was $10.4 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $246.2 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $178.8 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $50.8 million in our consolidated statements of income (loss) and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three-month period ended June 30, 2014:

Period	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan(1)
				(In millions)
April 1, 2014 to April 30, 2014	—	$—	—	$1,500
May 1, 2014 to May 31, 2014	—	$—	—	$1,500
June 1, 2014 to June 30, 2014	9,724	$134.03	—	$1,500
__________________

(1)
On November 21, 2013, our Board of Directors authorized the repurchase of up to $1.5 billion of convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law (the “2013 Securities Repurchase Program”). The 2013 Securities Repurchase Program will terminate on November 21, 2014 or at such time as the Company completes its purchases. During the three-month period ended June 30, 2014, we did not make any repurchases of our senior notes or common shares under the 2013 Securities Repurchase Program.

(2)
Includes 206 shares purchased (subsequently cancelled) under the employee stock purchase program and 9,518 shares purchased (subsequently cancelled) in negotiated purchases. Such purchases were not made under the 2013 Securities Repurchase Program.

(3)	The average price paid per share excludes any broker commissions.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

10.1
Letter Agreement, dated May 30, 2014, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D/A filed on June 2, 2014, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
___________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: July 31, 2014	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: July 31, 2014	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1
Letter Agreement, dated May 30, 2014, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D/A filed on June 2, 2014, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
___________________________________

*	Filed herewith.