Form 10-Q
period 2014-09-30
Valeant Pharmaceuticals International, Inc.
filed 2014-10-24
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Common shares, no par value — 335,672,637 shares issued and outstanding as of October 21, 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
 Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “seek“, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

•
the ultimate outcome of any possible transaction between the Company and Allergan, Inc. (“Allergan”), including the ultimate removal or the failure to render inapplicable the obstacles to consummation of such transaction, or the possibility that the Company will not continue to pursue a transaction with Allergan and factors relating to the time, resources and efforts expended in pursuing a transaction with Allergan;

•	ability to obtain regulatory approvals and meet other closing conditions to the proposed Allergan transaction, including all necessary stockholder approvals, on a timely basis;

•
if a transaction between the Company and Allergan occurs, the ultimate outcome and results of integrating the operations of the Company and Allergan, the ultimate outcome of the Company’s pricing and operating strategy applied to Allergan and the ultimate ability to realize synergies;

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

•	interest rate risks associated with our floating rate debt borrowings;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of September 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$808.8	$600.3
Trade receivables, net	1,880.2	1,676.4
Inventories, net	932.7	883.0
Prepaid expenses and other current assets	465.6	343.4
Assets held for sale	10.0	15.9
Deferred tax assets, net	316.4	366.9
Total current assets	4,413.7	3,885.9
Property, plant and equipment, net	1,300.4	1,234.2
Intangible assets, net	11,620.4	12,848.2
Goodwill	9,467.8	9,752.1
Deferred tax assets, net	23.9	54.9
Other long-term assets, net	233.4	195.5
Total assets	$27,059.6	$27,970.8

Liabilities
Current liabilities:
Accounts payable	$323.3	$327.0
Accrued and other current liabilities	1,993.9	1,800.2
Acquisition-related contingent consideration	116.5	114.5
Current portion of long-term debt	690.6	204.8
Deferred tax liabilities, net	19.0	66.0
Total current liabilities	3,143.3	2,512.5
Acquisition-related contingent consideration	211.3	241.3
Long-term debt	15,584.3	17,162.9
Pension and other benefit liabilities	157.7	172.0
Liabilities for uncertain tax positions	113.8	169.1
Deferred tax liabilities, net	2,407.0	2,319.2
Other long-term liabilities	208.6	160.5
Total liabilities	21,826.0	22,737.5
Commitments and contingencies (note 18)
Equity
Common shares, no par value, unlimited shares authorized, 334,004,879 and
333,036,637 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	8,334.4	8,301.2
Additional paid-in capital	240.2	228.8
Accumulated deficit	(2,899.9)	(3,278.5)
Accumulated other comprehensive loss	(552.0)	(132.8)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,122.7	5,118.7
Noncontrolling interest	110.9	114.6
Total equity	5,233.6	5,233.3
Total liabilities and equity	$27,059.6	$27,970.8

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Product sales	$2,022.9	$1,506.4	$5,868.1	$3,608.8
Other revenues	33.3	35.3	115.4	97.0
	2,056.2	1,541.7	5,983.5	3,705.8
Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	545.8	560.8	1,619.5	1,128.9
Cost of other revenues	15.0	14.4	45.3	44.3
Selling, general and administrative	504.1	355.7	1,501.8	854.9
Research and development	59.1	49.0	186.9	97.3
Amortization and impairments of finite-lived intangible assets (see Note 9)	393.1	910.2	1,113.9	1,540.0
Restructuring, integration and other costs	61.7	243.1	337.4	345.7
In-process research and development impairments and other charges	19.9	124.0	40.3	128.8
Acquisition-related costs	1.6	8.6	3.7	24.4
Acquisition-related contingent consideration	4.0	(35.0)	14.8	(33.5)
Other (income) expense	(232.0)	202.4	(275.7)	208.0
	1,372.3	2,433.2	4,587.9	4,338.8
Operating income (loss)	683.9	(891.5)	1,395.6	(633.0)
Interest income	0.8	2.8	3.8	5.4
Interest expense	(258.4)	(249.3)	(746.1)	(581.4)
Loss on extinguishment of debt	—	(8.2)	(93.7)	(29.6)
Foreign exchange and other	(53.0)	5.1	(63.0)	(3.5)
Gain on investments, net	3.4	—	5.9	5.8
Income (loss) before provision for (recovery of) income taxes	376.7	(1,141.1)	502.5	(1,236.3)
Provision for (recovery of) income taxes	100.3	(169.2)	124.4	(247.7)
Net income (loss)	276.4	(971.9)	378.1	(988.6)
Less: Net income (loss) attributable to noncontrolling interest	1.0	1.3	(0.5)	1.3
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$275.4	$(973.2)	$378.6	$(989.9)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.82	$(2.92)	$1.13	$(3.13)
Diluted	$0.81	$(2.92)	$1.11	$(3.13)

Weighted-average common shares
Basic	335.4	333.6	335.2	316.5
Diluted	341.3	333.6	341.4	316.5

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$276.4	$(971.9)	$378.1	$(988.6)
Other comprehensive (loss) income
Foreign currency translation adjustment	(446.8)	183.0	(440.4)	(41.1)
Unrealized gain on equity method investment, net of tax	4.0	—	22.5	—
Net unrealized holding (loss) gain on available-for-sale equity securities:
Arising in period	(0.9)	—	1.8	3.6
Reclassification to net income (loss)	(1.8)	—	(1.8)	(4.0)
Pension and postretirement benefit plan adjustments	(0.6)	—	(1.8)	—
Other comprehensive (loss) income	(446.1)	183.0	(419.7)	(41.5)
Comprehensive loss	(169.7)	(788.9)	(41.6)	(1,030.1)
Less: Comprehensive income (loss) attributable to noncontrolling interest	2.2	0.7	(1.0)	0.7
Comprehensive loss attributable to Valeant Pharmaceuticals International, Inc.	$(171.9)	$(789.6)	$(40.6)	$(1,030.8)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$276.4	$(971.9)	$378.1	$(988.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	439.3	946.0	1,248.1	1,605.3
Amortization and write-off of debt discounts and debt issuance costs	34.6	27.6	58.1	70.5
In-process research and development impairments	19.9	124.0	20.3	128.8
Acquisition accounting adjustment on inventory sold	12.4	149.4	21.9	219.2
(Gain) loss on disposal of assets, net	(254.5)	0.6	(254.5)	0.6
Acquisition-related contingent consideration	4.0	(35.0)	14.8	(33.5)
Allowances for losses on accounts receivable and inventories	12.0	16.1	47.6	36.7
Deferred income taxes	74.6	(185.6)	63.2	(286.2)
(Reduction) additions to accrued legal settlements	(0.9)	149.6	(48.2)	155.2
Payments of accrued legal settlements	(0.2)	(0.2)	(1.2)	(14.7)
Share-based compensation	20.2	16.0	60.6	32.5
Tax benefits from stock options exercised	(15.9)	(32.2)	(17.1)	(48.6)
Foreign exchange loss (gain)	55.1	(5.4)	62.4	3.4
Loss on extinguishment of debt	—	8.2	93.7	29.6
Payment of accreted interest on contingent consideration	(1.3)	(3.3)	(9.5)	(6.2)
Other	9.7	(4.9)	15.8	(13.5)
Changes in operating assets and liabilities:
Trade receivables	(121.4)	54.8	(205.2)	(106.2)
Inventories	(41.5)	(46.2)	(122.8)	(105.1)
Prepaid expenses and other current assets	5.5	48.0	34.5	80.2
Accounts payable, accrued and other liabilities	90.7	(53.9)	18.4	2.7
Net cash provided by operating activities	618.7	201.7	1,479.0	762.1

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(606.8)	(4,439.4)	(981.1)	(5,190.4)
Acquisition of intangible assets and other assets	(74.3)	(4.9)	(105.8)	(38.1)
Purchases of property, plant and equipment	(39.6)	(24.9)	(211.2)	(51.7)
Proceeds from sales and maturities of marketable securities	—	—	—	17.0
Purchase of equity method investment	—	—	(75.9)	—
Proceeds from sale of assets and businesses, net of costs to sell	1,477.0	—	1,479.8	27.4
Net cash provided by (used in) investing activities	756.3	(4,469.2)	105.8	(5,235.8)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	555.0	7,165.1	965.6	7,505.1
Repayments of long-term debt	(1,629.8)	(4,781.1)	(2,184.0)	(5,385.8)
Short-term debt borrowings	6.1	4.8	12.5	23.4
Short-term debt repayments	(6.0)	(25.2)	(19.2)	(37.5)
Issuance of common stock, net	—	(1.3)	—	2,269.9
Repurchases of common shares	—	—	—	(55.6)
Settlement of stock options	—	—	(3.1)	—
Proceeds from exercise of stock options	3.8	2.5	10.9	7.1
Tax benefits from stock options exercised	15.9	32.2	17.1	48.6
Payments of employee withholding tax upon vesting of share-based awards	(2.0)	(14.4)	(38.5)	(35.9)
Payments of contingent consideration	(14.4)	(15.2)	(96.6)	(98.1)
Payments of debt issuance costs	(10.2)	(46.9)	(21.0)	(80.5)
Other	(0.5)	(2.1)	(5.1)	(2.1)
Net cash (used in) provided by financing activities	(1,082.1)	2,318.4	(1,361.4)	4,158.6

Effect of exchange rate changes on cash and cash equivalents	(15.3)	6.0	(14.9)	(4.7)
Net increase (decrease) in cash and cash equivalents	277.6	(1,943.1)	208.5	(319.8)
Cash and cash equivalents, beginning of period	531.2	2,539.4	600.3	916.1
Cash and cash equivalents, end of period	$808.8	$596.3	$808.8	$596.3

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration obligations at fair value	$(16.0)	$—	$(65.1)	$(67.4)
Acquisition of businesses, debt assumed	(4.5)	(4,222.1)	(8.5)	(4,264.7)
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Such amounts include a reclassification of $52.8 million recognized in the third quarter of 2013 related to B&L's previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees from Restructuring, integration and other costs to Other (income) expense on the consolidated statement of income (loss) for the three-month and nine-month periods ended September 30, 2013. This reclassification had no effect on the Company’s previously reported results of operations, financial position or cash flow.
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
In April 2014, the FASB issued guidance which changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. Under the new guidance, a disposal of a component of an entity or group of components of an entity that represents a strategic shift that has, or will have, a major effect on operations and financial results is a discontinued operation when any of the following occurs: (i) it meets the criteria to be classified as held for sale, (ii) it is disposed of by sale, or (iii) it is disposed of other than by sale. Also, a business that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations, as well as disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The Company early adopted this guidance in the second quarter of 2014, and the Company applied this guidance to the divestitures described in note 4 titled “DIVESTITURES”.
Patient Protection and Affordable Care Act - Annual Pharmaceutical Fee
In July 2014, the Internal Revenue Service issued final regulations related to the branded pharmaceutical drug annual fee pursuant to the Patient Protection and Affordable Care Act. Under the final regulations, an entity’s obligation to pay the annual fee is triggered by qualifying sales in the current year, rather than the liability being triggered upon the first qualifying sale of the following year. The Company adopted this guidance in the third quarter of 2014, and it did not have a material impact on the Company’s financial position or results of operations.
Recently Issued Accounting Standards, Not Adopted as of September 30, 2014
In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
In August 2014, the FASB issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, as this time, the Company does not expect any impact on its disclosures.

3.	BUSINESS COMBINATIONS
The Company’s business strategy involves selective acquisitions with a focus on core geographies and therapeutic classes.
(a) Business combinations in 2014 included the following:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

In the nine-month period ended September 30, 2014, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $1,046.6 million. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $65.1 million.

•
On July 7, 2014, the Company acquired all of the outstanding common stock of PreCision Dermatology, Inc. (“PreCision”) for an aggregate purchase price of $454.5 million. The Company may also pay contingent consideration of $25.0 million upon the achievement of a sales-based milestone for 2014. The fair value of this contingent consideration was determined to be nominal as of the acquisition date, based on the current sales forecast. The Company recognized a post-combination expense of $20.4 million within Other (income) expense in the third quarter of 2014 related to the acceleration of unvested stock options for PreCision employees. In connection with the acquisition of PreCision, the Company was required by the Federal Trade Commission (“FTC”) to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products. For further details, see note 4 titled “DIVESTITURES”. PreCision develops and markets a range of medical dermatology products, treating a number of topical disease states such as acne and atopic dermatitis with products such as Locoid® and Clindagel®.

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

•
During the nine-month period ended September 30, 2014, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. Due to the timing of the PreCision acquisition, all such amounts are provisional and subject to change. The following recognized amounts related to the Solta Medical acquisition, as well as certain smaller acquisitions, are provisional and subject to change:

•	amounts for intangible assets, property and equipment, inventories, receivables and other working capital adjustments pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of September 30, 2014 (as adjusted)
Cash and cash equivalents	$18.3	$—	$18.3
Accounts receivable(b)	57.1	0.2	57.3
Assets held for sale(c)	125.7	—	125.7
Inventories	87.0	(10.0)	77.0
Other current assets	17.0	(0.8)	16.2
Property, plant and equipment, net	37.3	(0.7)	36.6
Identifiable intangible assets, excluding acquired IPR&D(d)	590.3	15.0	605.3
Acquired IPR&D(e)	65.8	0.8	66.6
Other non-current assets	3.4	—	3.4
Current liabilities	(129.3)	(10.5)	(139.8)
Long-term debt, including current portion	(8.5)	—	(8.5)
Deferred income taxes, net	(112.0)	(4.7)	(116.7)
Other non-current liabilities	(12.8)	(3.1)	(15.9)
Total identifiable net assets	739.3	(13.8)	725.5
Goodwill(f)	315.0	6.1	321.1
Total fair value of consideration transferred	$1,054.3	$(7.7)	$1,046.6
________________________

(a)
The measurement period adjustments primarily relate to the Solta Medical acquisition and reflect: (i) increases in the estimated fair value of intangible assets, (ii) reductions in the estimated fair value of inventory, and (iii) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The fair value of trade accounts receivable acquired was $57.3 million, with the gross contractual amount being $61.7 million, of which the Company expects that $4.4 million will be uncollectible.

(c)
Assets held for sale relate to the divestitures of the Tretin-X® product rights and the product rights for the generic tretinoin gel and cream products acquired in the PreCision acquisition. See note 4 titled “DIVESTITURES” for further information.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of September 30, 2014 (as adjusted)
Product brands	10	$468.4	$14.2	$482.6
Product rights	8	95.2	(0.9)	94.3
Corporate brand	15	25.2	1.6	26.8
In-licensed products	8	1.5	0.1	1.6
Total identifiable intangible assets acquired	10	$590.3	$15.0	$605.3

(e)
The acquired in-process research and development (“IPR&D”) assets primarily relate to programs from smaller acquisitions. In addition, the Solta Medical acquisition includes a program for the development of a next generation Thermage® product.

(f)
The goodwill relates primarily to the PreCision and Solta Medical acquisitions. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Substantially all of the goodwill is not expected to be deductible for tax purposes. The goodwill recorded from the PreCision and Solta Medical acquisitions represents the following:

•	cost savings, operating synergies and other benefits expected to result from combining the operations of PreCision and Solta Medical with those of the Company;

•	the Company’s expectation to develop and market new products and technology; and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

•	intangible assets that do not qualify for separate recognition (for instance, Precision’s and Solta Medical’s assembled workforce).
The provisional amount of goodwill from the PreCision acquisition has been allocated to the Company’s Developed Markets segment ($181.3 million). The provisional amount of goodwill from the Solta Medical acquisition has been allocated to both the Company’s Developed Markets segment ($64.4 million) and Emerging Markets segment ($42.9 million).
Acquisition-Related Costs
The Company has incurred to date $4.2 million, in the aggregate, of transaction costs directly related to business combinations which closed in 2014, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss
The revenues of these business combinations for the period from the respective acquisition dates to September 30, 2014 were $133.0 million, in the aggregate, and net loss was $44.4 million, in the aggregate. The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs.
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
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the B&L Acquisition:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Fair Value
Enterprise value	$8,700.0
Adjusted for the following:
B&L’s outstanding debt, including accrued interest	(4,248.3)
B&L’s company expenses	(6.4)
Payment in B&L’s performance-based option(a)	(48.5)
Payment for B&L’s cash balance(b)	149.0
Additional cash payment(b)	75.0
Other	(3.2)
Equity purchase price	4,617.6
Less: Cash consideration paid for B&L’s unvested stock options(c)	(4.3)
Total fair value of consideration transferred	$4,613.3
___________________________________

(a)	The cash consideration paid for previously cancelled B&L’s performance-based options was recognized as a post-combination expense within Other (income) expense in the third quarter of 2013.

(b)	As defined in the Merger Agreement.

(c)
The cash consideration paid for B&L stock options and restricted stock attributable to pre-combination services has been included as a component of purchase price. The remaining $4.3 million balance related to the acceleration of unvested stock options for B&L employees was recognized as a post-combination expense within Other (income) expense in the third quarter of 2013.

Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of acquisition date.

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of September 30, 2014 (as adjusted)
Cash and cash equivalents	$209.5	$(31.4)	$178.1
Accounts receivable(c)	547.9	(7.2)	540.7
Inventories(d)	675.8	(34.0)	641.8
Other current assets(e)	146.6	0.3	146.9
Property, plant and equipment, net(f)	761.4	33.2	794.6
Identifiable intangible assets, excluding acquired IPR&D(g)	4,316.1	17.3	4,333.4
Acquired IPR&D(h)	398.1	17.0	415.1
Other non-current assets	58.8	(1.9)	56.9
Current liabilities(i)	(885.6)	2.1	(883.5)
Long-term debt, including current portion(j)	(4,209.9)	—	(4,209.9)
Deferred income taxes, net(k)	(1,410.9)	36.0	(1,374.9)
Other non-current liabilities(l)	(280.2)	(1.0)	(281.2)
Total identifiable net assets	327.6	30.4	358.0
Noncontrolling interest(m)	(102.3)	(0.4)	(102.7)
Goodwill(n)	4,388.0	(30.0)	4,358.0
Total fair value of consideration transferred	$4,613.3	$—	$4,613.3
________________________

(a)	As previously reported in the 2013 Form 10-K.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(b)
The measurement period adjustments primarily reflect: (i) a decrease in the net deferred tax liability, (ii) a reduction in the estimated fair value of inventory, (iii) an increase in the estimated fair value of property, plant and equipment mainly related to certain machinery and equipment in Western Europe and the U.S., partially offset by a reduction in the estimated fair value related to certain manufacturing facilities and an office building, (iv) an adjustment between cash and accounts payable, and (v) increases in the estimated fair value of intangible assets, which included a net increase to IPR&D assets driven by a higher fair value for the next generation silicone hydrogel lens (Bausch + Lomb Ultra®). The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	The fair value of trade accounts receivable acquired was $540.7 million, with the gross contractual amount being $555.6 million, of which the Company expects that $14.9 million will be uncollectible.

(d)	Includes an estimated fair value adjustment to inventory of $269.1 million.

(e)	Includes primarily prepaid expenses.

(f)	The following table summarizes the amounts and useful lives assigned to property, plant and equipment:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2014 (as adjusted)
Land	NA	$47.4	$(12.6)	$34.8
Buildings	24	273.1	(23.8)	249.3
Machinery and equipment	5	273.5	76.3	349.8
Leasehold improvements	5	22.5	(0.3)	22.2
Equipment on operating lease	3	13.8	(0.2)	13.6
Construction in progress	NA	131.1	(6.2)	124.9
Total property, plant and equipment acquired		$761.4	$33.2	$794.6
The Company sold an office building in Rochester, New York, with an adjusted carrying amount of $14.2 million, in the third quarter of 2014. There was no gain or loss associated with the sale.

(g)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2014 (as adjusted)
Product brands	10	$1,770.2	$4.6	$1,774.8
Product rights	8	855.4	5.7	861.1
Corporate brand	Indefinite	1,690.5	7.0	1,697.5
Total identifiable intangible assets acquired	9	$4,316.1	$17.3	$4,333.4
The corporate brand represents the B&L corporate trademark and has an indefinite useful life as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset. The estimated fair value was determined using the relief from royalty method.

(h)
The significant components of the acquired IPR&D assets primarily relate to the development of (i) various vision care products ($223.4 million in the aggregate), such as the next generation silicone hydrogel lens (Bausch + Lomb Ultra®), (ii) various pharmaceutical products ($170.9 million, in the aggregate), such as latanoprostene bunod, a nitric oxide-donating prostaglandin for reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension, and (iii) various surgical products ($20.8 million, in the aggregate). A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets from market participant perspective. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. A risk-adjusted discount rate of 10% was used to present value the projected cash flows. The next generation silicone hydrogel lens (Bausch + Lomb Ultra®) was launched in February 2014.

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

•
On February 20, 2013, the Company acquired certain assets from Eisai Inc. (“Eisai”) relating to the U.S. rights to Targretin®, which is indicated for the treatment of Cutaneous T-Cell Lymphoma. The consideration includes up-front payments of $66.5 million and the Company may pay up to an additional $60.0 million of contingent consideration based on the occurrence of potential future events. The fair value of the contingent consideration was determined to be $50.8 million as of the acquisition date. As of September 30, 2014, the assumptions used for determining fair value of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

contingent consideration have not changed significantly from those used at the acquisition date. In April 2014, the Company made a contingent consideration payment of $30.0 million.

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

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of September 30, 2014 (as adjusted)
Cash	$43.1	$—	$43.1
Accounts receivable(b)	64.0	0.5	64.5
Inventories	33.6	1.9	35.5
Other current assets	14.0	—	14.0
Property, plant and equipment	13.9	(3.3)	10.6
Identifiable intangible assets, excluding acquired IPR&D(c)	722.9	3.9	726.8
Acquired IPR&D(d)	18.7	0.2	18.9
Indemnification assets	3.2	(0.7)	2.5
Other non-current assets	0.2	3.7	3.9
Current liabilities	(36.2)	(0.4)	(36.6)
Short-term borrowings(e)	(33.3)	0.5	(32.8)
Long-term debt(e)	(24.0)	—	(24.0)
Deferred tax liability, net	(147.8)	(1.1)	(148.9)
Other non-current liabilities	(1.5)	—	(1.5)
Total identifiable net assets	670.8	5.2	676.0
Noncontrolling interest(f)	(11.2)	—	(11.2)
Goodwill(g)	224.3	9.0	233.3
Total fair value of consideration transferred	$883.9	$14.2	$898.1
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of September 30, 2014 (as adjusted)
Product brands	7	$517.2	$3.1	$520.3
Corporate brand	13	86.1	0.8	86.9
Patents	3	71.7	—	71.7
Royalty Agreement	5	26.5	—	26.5
Partner relationships	5	16.0	—	16.0
Technology	10	5.4	—	5.4
Total identifiable intangible assets acquired	8	$722.9	$3.9	$726.8

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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and nine-month periods ended September 30, 2014 and 2013, as if the 2014 acquisitions had occurred as of January 1, 2013 and the 2013 acquisitions had occurred as of January 1, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$2,060.2	$1,867.3	$6,039.6	$5,794.9
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	279.8	(907.8)	376.1	(1,023.9)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.83	$(2.72)	$1.12	$(3.07)
Diluted	$0.82	$(2.72)	$1.10	$(3.07)
The increase in pro forma revenues in the nine-month period ended September 30, 2014 as compared to the nine-month period ended September 30, 2013 was primarily due to higher B&L revenues and growth from the remaining business, including the launches of Jublia®, Luzu™, and Retin-A Micro® Microsphere 0.08% ("RAM 0.08%"). These increases were partially offset by lower sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%), and Zovirax® franchises and Wellbutrin® XL (Canada) due to generic competition and lower sales of facial injectables (filler and toxin assets).
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the three-month and nine-month periods ended September 30, 2014, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month and nine-month periods ended September 30, 2014, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.

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

•
the exclusion from pro forma earnings in the three-month and nine-month periods ended September 30, 2014 of (i) the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date and (ii) the acquisition-related costs incurred for these acquisitions, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	DIVESTITURES
Divestiture of Filler and Toxin Assets
On July 10, 2014, the Company sold all rights to Restylane®, Perlane®, Emervel®, Sculptra®, and Dysport® owned or held by the Company to Galderma S.A. (“Galderma”) for approximately $1.4 billion in cash. These assets were included primarily in the Company's Developed Markets segment. As a result of this transaction, the Company recognized a net gain on sale of $323.9 million in the third quarter of 2014 within Other (income) expense in the consolidated statement of income (loss). The costs to sell for this divestiture of approximately $43 million were recognized in the third quarter of 2014 and included as part of the net gain on sale (netted against the proceeds in the consolidated statements of cash flows). As this divestiture does not represent a strategic shift that has, or will have, a major effect on operations and financial results, a discontinued operations presentation was not appropriate.
Sale of Metronidazole 1.3%
On July 1, 2014, the Company sold the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for upfront and certain milestone payments of $10.0 million, in the aggregate, and minimum royalties for the first three years of commercialization.  This asset was included in the Company's Developed Markets segment. In addition, royalties are payable to the Company beyond the initial three-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for Metronidazole 1.3% in March 2014. In connection with the sale of the Metronidazole 1.3%, the Company recognized a loss on sale of $58.5 million, as the Company’s accounting policy is to not recognize contingent payments until such amounts are realizable. The loss on sale was included within Other (income) expense in the consolidated statement of income (loss). As this divestiture does not represent a strategic shift that has, or will have, a major effect on operations and financial results, a discontinued operations presentation was not appropriate.
Divestiture of Tretin-X® and Generic Tretinoin
In connection with the acquisition of PreCision, the Company was required by the FTC to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products. In July 2014, the Tretin-X product rights were sold to Watson Laboratories, Inc. for an up-front purchase price of $70 million, and the generic tretinoin products rights were sold to Matawan Pharmaceuticals, LLC ("Matawan") for an up-front purchase price of $45 million plus additional contingent payments. In connection with the sale of the generic tretinoin product rights to Matawan, the Company recognized a loss on sale of $8.8 million in the third quarter of 2014 within Other (income) expense in the consolidated statement of income (loss), as the Company’s accounting policy is to not recognize contingent payments until such amounts are realizable. There was no gain or loss associated with the sale of the Tretin-X product rights. As these divestitures do not

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

represent strategic shifts that have or will have, a major effect on operations and financial results, a discontinued operations presentation was not appropriate.

5.	CO-PROMOTION AGREEMENTS
Zovirax Authorized Generic Agreement and Termination of Co-Promotion Agreements
In April 2014, the Company and Actavis, Inc. (“Actavis”) signed an agreement terminating their previously-announced co-promotion agreement for Cordran® Tape, pursuant to which Actavis had granted the Company the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape product in the U.S. Following the termination, the Company no longer has any rights to co-promote the Cordran® Tape product. In addition, in April 2014, the Company and Actavis signed an agreement terminating their co-promotion agreement for Zovirax® cream, pursuant to which the Company had granted Actavis the exclusive right to co-promote Zovirax® cream to obstetricians and gynecologists in the U.S. Following the termination, Actavis no longer has any rights to co-promote Zovirax® cream. Amounts received by the Company with respect to these terminations were not significant.
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

6.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $600 million (excluding charges of $52.8 million described below) in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2014. Since the acquisition date, total costs of $554.6 million (including $56.7 million related to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland as described below) have been incurred through September 30, 2014, including (i) $302.2 million of restructuring expenses, (ii) $239.0 million of integration expenses, and (iii) $13.4 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 3,000 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. The costs described above do not include charges of $52.8 million, in the aggregate, recognized and paid in the third quarter of 2013 related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition. As described in note 2 titled “SIGNIFICANT ACCOUNTING POLICIES”, the charges of $52.8 million were reclassified to Other (income) expense to conform to the current year presentation.
B&L Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the B&L Acquisition since the acquisition date through September 30, 2014:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2013	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	155.7	52.8	—	25.6	234.1
Cash payments	(77.8)	(52.8)	—	(7.8)	(138.4)
Non-cash adjustments	11.4	—	—	(6.8)	4.6
Balance, December 31, 2013	89.3	—	—	11.0	100.3
Costs incurred and/or charged to expense	22.5	—	—	6.6	29.1
Cash payments	(50.9)	—	—	(3.2)	(54.1)
Non-cash adjustments	(2.3)	—	—	(3.1)	(5.4)
Balance, March 31, 2014	58.6	—	—	11.3	69.9
Costs incurred and charged to expense	12.3	—	—	10.1	22.4
Cash payments	(25.7)	—	—	(1.8)	(27.5)
Non-cash adjustments	(0.5)	—	—	(0.4)	(0.9)
Balance, June 30, 2014	44.7	—	—	19.2	63.9
Costs incurred and charged to expense	8.2	—	—	4.5	12.7
Cash payments	(22.2)	—	—	(18.7)	(40.9)
Non-cash adjustments	(1.7)	—	—	(0.2)	(1.9)
Balance, September 30, 2014	$29.0	$—	$—	$4.8	$33.8
___________________________________

(1)
Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition. These charges were reclassified to Other (income) expense to conform to the current year presentation.

B&L Integration Costs
As mentioned above, the Company has incurred $239.0 million of integration costs related to the B&L Acquisition since the acquisition date. In the nine-month periods ended September 30, 2014 and 2013, the Company incurred $123.0 million and $45.8 million, respectively, of integration costs related to the B&L Acquisition, which related primarily to integration consulting and manufacturing, duplicate labor, transition service, and other costs. The Company made payments of $128.5 million and $40.4 million related to B&L integration costs during the nine-month periods ended September 30, 2014 and 2013, respectively.
In addition to the restructuring and integration costs described above, the Company incurred $56.7 million of restructuring costs in the nine-month period ended September 30, 2014 related to employee termination costs with respect to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland (the plant was acquired as part of the B&L Acquisition). The Company made payments of $17.5 million in the nine-month period ended September 30, 2014 with respect to this initiative.
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $200 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, additional costs have been incurred in 2014, and the Company expects to incur certain costs during the next six months. Since the acquisition date, total costs of $193.1 million (excluding the charge of $77.3 million described below), including (i) $109.2 million of restructuring expenses, (ii) $51.7 million of integration expenses, and (iii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma on sales of Sculptra®, have been incurred through September 30, 2014. In connection with the divestiture of Sculptra® and certain other products to Galderma in July 2014, the royalty obligation owed to Galderma on sales of Sculptra® was relieved in the third quarter of 2014 and included as part of the gain on sale. See note 4 “DIVESTITURES” for additional information regarding this divestiture. The estimated costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been terminated as a result of the Medicis acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. The estimate of total costs to be incurred of approximately $200 million does not include a charge of $77.3 million recognized within Other (income) expense and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
Medicis Restructuring Costs
The following table summarizes the major components of the $109.2 million of restructuring costs incurred in connection with the Medicis acquisition since the acquisition date through September 30, 2014:

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
____________________________________

(1)
Relates to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control. These charges were reclassified to Other (income) expense to conform to the current year presentation.

(2)
The Company has not recognized any restructuring charges, and made a payment of $0.1 million, in the nine-month period ended September 30, 2014 with respect to the Medicis acquisition-related initiatives. In the nine-month period ended September 30, 2013, the Company recognized $23.1 million of restructuring charges and made payments of $34.4 million.

Medicis Integration Costs
As mentioned above, the Company has incurred $51.7 million of integration costs related to the Medicis acquisition since the acquisition date. In the nine-month periods ended September 30, 2014 and 2013, the Company incurred $11.8 million and $31.2 million, respectively, of integration costs related to the Medicis acquisition. The costs incurred in 2014 related primarily to an R&D collaboration inherited from Medicis which does not align with the Company’s research and development model. The costs incurred in 2013 related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $8.4 million and $28.3 million related to Medicis integration costs during the nine-month periods ended September 30, 2014 and 2013, respectively.
Other Restructuring and Integration-Related Costs (Excluding B&L and Medicis)
In the nine-month period ended September 30, 2014, in addition to the restructuring and integration costs associated with the B&L and Medicis acquisitions described above, the Company incurred an additional $81.7 million of other restructuring, integration-related and other costs. These costs included (i) $49.3 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $18.5 million of severance costs, (iii) $7.3 million of facility closure costs, and (iv) $6.6 million of other costs. These costs primarily related to (i) integration and restructuring costs for PreCision, Solta Medical and other smaller acquisitions, and (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities. The Company made payments of $78.6 million during the nine-month period ended September 30, 2014 (in addition to the payments related to the B&L and Medicis acquisitions described above).
In the nine-month period ended September 30, 2013, in addition to the restructuring and integration costs associated with the B&L and Medicis acquisitions described above, the Company incurred an additional $81.1 million of other restructuring,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

integration-related and other costs. These costs included (i) $46.8 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $14.9 million of facility closure costs, (iii) $12.4 million of severance costs, and (iv) $7.0 million of other costs, including non-personnel manufacturing integration costs. These costs primarily related to (i) integration and restructuring costs for other smaller acquisitions, (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities, and (iii) systems integration initiatives. The Company made payments of $75.9 million, in the aggregate, during the nine-month period ended September 30, 2013 (in addition to the payments related to the B&L and Medicis acquisitions described above).

7.	FAIR VALUE MEASUREMENTS
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014				As of December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$395.9	$389.5	$6.4	$—	$171.3	$171.3	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(327.8)	$—	$—	$(327.8)	$(355.8)	$—	$—	$(355.8)
___________________________________

(1)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition, primarily including money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

In addition to the cash equivalents (described under the table above), the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $33.1 million and $25.2 million as of September 30, 2014 and December 31, 2013, respectively, related to these investments is classified within Prepaid expenses and other current assets in the consolidated balance sheets. These investments are Level 2.
During the three-month period ended September 30, 2014, the Company sold its investment in available-for-sale equity securities and realized a gain of $3.4 million.
There were no transfers between Level 1 and Level 2 during the nine-month period ended September 30, 2014.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine-month period ended September 30, 2014:

	Balance, January 1, 2014	Issuances(a)	Payments(b)	Net Unrealized Loss(c)	Foreign Exchange(d)	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2014
Acquisition-related contingent consideration	$(355.8)	$(65.1)	$106.1	$(14.8)	$1.8	$—	$—	$(327.8)
____________________________________

(a)
Primarily relates to a contingent consideration liability assumed in the Solta Medical acquisition, as well as contingent consideration with respect to other smaller acquisitions, as described in note 3.

(b)
Relates primarily to payments of acquisition-related contingent consideration related to the OraPharma Topco Holdings, Inc. and Eisai (Targretin®) acquisitions and the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”).

(c)
For the nine months ended September 30, 2014, a net loss of $14.8 million was recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss). The acquisition-related contingent consideration net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement.

(d)	Included in other comprehensive (loss) income.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the nine-month period ended September 30, 2014.

8.	INVENTORIES
The components of inventories as of September 30, 2014 and December 31, 2013 were as follows:

	As of September 30, 2014	As of December 31, 2013
Raw materials	$241.1	$221.8
Work in process	108.1	104.7
Finished goods	697.3	656.3
	1,046.5	982.8
Less allowance for obsolescence	(113.8)	(99.8)
	$932.7	$883.0
In the nine-month period ended September 30, 2014, the increase in inventories was primarily driven by (i) the 2014 acquisitions of businesses, primarily from the $30.3 million and $18.8 million of inventory acquired in the Solta Medical and PreCision acquisitions, respectively, and (ii) investments in inventory (inclusive of cost increases) to support growth of the business.
For further information regarding the 2014 acquisitions of businesses, see note 3 titled “BUSINESS COMBINATIONS”.

9.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$10,378.0	$(3,384.1)	$6,993.9	$10,554.2	$(2,729.1)	$7,825.1
Corporate brands	379.0	(67.3)	311.7	365.6	(44.4)	321.2
Product rights	3,193.1	(1,101.3)	2,091.8	3,021.0	(876.9)	2,144.1
Partner relationships	195.9	(104.2)	91.7	194.0	(83.2)	110.8
Out-licensed technology and other	250.8	(111.9)	138.9	264.0	(93.8)	170.2
Total finite-lived intangible assets	14,396.8	(4,768.8)	9,628.0	14,398.8	(3,827.4)	10,571.4
Indefinite-lived intangible assets:
Acquired IPR&D(1)	294.9	—	294.9	579.3	—	579.3
Corporate brand(2)	1,697.5	—	1,697.5	1,697.5	—	1,697.5
	$16,389.2	$(4,768.8)	$11,620.4	$16,675.6	$(3,827.4)	$12,848.2
____________________________________

(1)
In the third quarter of 2014, the Company wrote-off IPR&D assets of $19.9 million primarily related to analysis of Phase 2 study data for a dermatological product candidate acquired in the December 2012 Medicis acquisition.

In the third quarter of 2013, the Company wrote-off an IPR&D asset of $93.8 million related to a modified-release formulation of ezogabine/retigabine.
The write-offs of the IPR&D assets were recorded in In-process research and development impairments and other charges in the consolidated statements of income (loss).

(2)	Represents the B&L corporate trademark, which has an indefinite useful life and is not amortizable. See note 3 “BUSINESS COMBINATIONS” for further information.
The decrease in intangible assets, net primarily reflects (i) the divestitures of filler and toxin assets and Metronidazole 1.3% in July 2014, (ii) amortization expense, and (iii) the negative impact of foreign currency exchange. These factors were partially offset by the acquisition of the PreCision and Solta Medical identifiable intangible assets (as described in note 3). See note 4 “DIVESTITURES” for further information related to the divestitures of filler and toxin assets and Metronidazole 1.3%. The reduction in Acquired IPR&D is largely driven by the reclassification to finite-lived intangible assets with respect to Jublia®, which received regulatory approval in the first half of 2014.
Amortization and impairments of finite-lived intangible assets amounted to $393.1 million and $1,113.9 million in the three-month and nine-month periods ended September 30, 2014, respectively, and $910.2 million and $1,540.0 million in the three-month and nine-month periods ended September 30, 2013, respectively.
Amortization and impairments of finite-lived intangible assets in the nine-month period ended September 30, 2014 included a $32.4 million write-off in the third quarter of 2014 related to Grifulvin®, an anti-fungal product within the Developed Markets segment. The write-off was driven by withdrawal of the supplemental Abbreviated New Drug Application, which resulted from assessment of extended timelines and increased costs associated with a change in the supplier and the manufacturing process, based on feedback received from the FDA.
Amortization and impairments of finite-lived intangible assets in the nine-month period ended September 30, 2013 included a $551.6 million impairment charge in the third quarter of 2013 related to ezogabine/retigabine (immediate-release formulation), which is included within the Developed Markets segment. This product is co-developed and marketed under a collaboration agreement with GlaxoSmithKline (“GSK”). This impairment charge was driven by analysis of expected future cash flows based on the communication received from the FDA in September 2013 regarding labeling changes and a required modification of the approved risk evaluation and mitigation strategy (REMS), which includes restrictions on distribution and additional patient monitoring. Further, as a result of this feedback received from the FDA, GSK decided that all sales force promotion for the product would be eliminated in the U.S., and they will not launch the product in certain other planned territories. Under the terms of the collaboration agreement with GSK, GSK controls all sales force promotion for the product. Such changes are expected to have a significant impact on future cash flows of ezogabine/retigabine.
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	2014	2015	2016	2017	2018
Amortization expense(1)	$1,421.7	$1,379.9	$1,289.2	$1,231.1	$1,108.6
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any.
Goodwill
The changes in the carrying amount of goodwill in the nine-month period ended September 30, 2014 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2014	$7,428.7	$2,323.4	$9,752.1
Additions(a)	259.5	61.6	321.1
Adjustments(b)	10.3	(4.3)	6.0
Divestitures(c)	(428.9)	—	(428.9)
Foreign exchange and other	(111.8)	(70.7)	(182.5)
Balance, September 30, 2014	$7,157.8	$2,310.0	$9,467.8
____________________________________

(a)	Primarily relates to the PreCision and Solta Medical acquisitions (as described in note 3).

(b)	Primarily reflects the impact of measurement period adjustments related to the B&L Acquisition (as described in note 3).

(c)	See note 4, titled “DIVESTITURES” for additional information.
As described in note 3, the allocation of the goodwill balance associated with the PreCision and Solta Medical acquisitions is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

10.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of September 30, 2014 and December 31, 2013, respectively, is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Maturity Date	As of September 30, 2014	As of December 31, 2013
Revolving Credit Facility(1)	April 2018	$—	$—
Series A-1 Tranche A Term Loan Facility(1)	April 2016	182.3	259.0
Series A-2 Tranche A Term Loan Facility(1)	April 2016	166.3	228.1
Series A-3 Tranche A Term Loan Facility(1)	October 2018	1,813.9	1,935.7
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,088.6	1,256.7
Series C-2 Tranche B Term Loan Facility(1)	December 2019	837.5	966.8
Series E-1 Tranche B Term Loan Facility(1)	August 2020	2,544.8	3,090.5
Senior Notes:
6.75%(2)	October 2017	498.9	498.7
6.875%	December 2018	940.9	940.2
7.00%	October 2020	687.4	687.1
6.75%	August 2021	650.0	650.0
7.25%	July 2022	542.9	542.2
6.375%	October 2020	2,224.5	2,221.4
6.75%	August 2018	1,584.8	1,581.9
7.50%	July 2021	1,607.8	1,605.9
5.625%	December 2021	892.3	891.5
Other(3)	Various	12.0	12.0
		16,274.9	17,367.7
Less current portion		(690.6)	(204.8)
Total long-term debt		$15,584.3	$17,162.9
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”).

(2)
On October 15, 2014, Valeant redeemed all of the outstanding $500.0 million aggregate principal amount of its 6.75% senior notes due 2017 (the “2017 Notes”) for $518.2 million, including a call premium of $16.9 million, plus accrued and unpaid interest, and satisfied and discharged the 2017 Notes indenture, solely with respect to the 2017 Notes (the 7.00% senior notes due 2020, issued under the same indenture, remain outstanding at this time). The balance of the 2017 Notes was reclassified to Current portion of long-term debt as of September 30, 2014.

(3)	Relates primarily to the debentures from B&L.
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
The total fair value of the Company’s long-term debt, including current portion, with carrying values of $16.3 billion and $17.4 billion at September 30, 2014 and December 31, 2013, was $16.8 billion and $18.4 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).
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
For the nine-month period ended September 30, 2014, the effective rate of interest on the Company’s borrowings was as follows: (i) 2.42% per annum under the Revolving Credit Facility, (ii) 2.41% per annum under the Series A-1 Tranche A Term Loan Facility, the Series A-2 Tranche A Term Loan Facility, and the Series A-3 Tranche A Term Loan Facility, (iii) 3.75% per annum under both the Series D-2 Tranche B Term Loan Facility and the Series C-2 Tranche B Term Loan Facility, and (iv) 3.86% under the Series E-1 Tranche B Term Loan Facility.
During the third quarter of 2014, the Company made principal payments of $1.1 billion, in the aggregate, which included (1) principal payments of $1.0 billion, in the aggregate, related to the Senior Secured Credit Facilities, resulting in a principal reduction as follows: (i) $380.0 million under the Series E-1 Tranche B Term Loan Facility, (ii) $274.5 million under the Series A-3 Tranche A Term Loan Facility, (iii) $165.4 million under the Series D-2 Tranche B Term Loan Facility, (iv) $127.2 million under the Series C-2 Tranche B Term Loan Facility, and (v) $27.5 million and $25.4 million under the Series A-1 Tranche A Term Loan Facility and the Series A-2 Tranche A Term Loan Facility, respectively, and (2) a voluntary prepayment of the scheduled December 2014 amortization payments applicable to the Senior Secured Credit Facilities, resulting in an aggregate principal reduction of $70.3 million.
As of September 30, 2014, the Company was in compliance with all covenants related to the Company’s outstanding debt.

11.	SECURITIES REPURCHASE PROGRAM
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
Share Repurchases
No common shares were repurchased during the nine-month period ended September 30, 2014 under the 2013 Securities Repurchase Program.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Total Repurchases under the 2013 Securities Repurchase Program
As of September 30, 2014, the Company has not made any purchases of our senior notes or common shares under the 2013 Securities Repurchase Program.
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

12.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 17,611,183 shares were available for future grants as of September 30, 2014. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$5.4	$4.6	$14.7	$12.8
RSUs	14.8	11.4	45.9	19.7
Share-based compensation expense	$20.2	$16.0	$60.6	$32.5

Research and development expenses	$1.4	$—	$4.2	$—
Selling, general and administrative expenses	18.8	16.0	56.4	32.5
Share-based compensation expense	$20.2	$16.0	$60.6	$32.5
The increase in share-based compensation expense for the three-month and nine-month periods ended September 30, 2014 was driven primarily by (i) the incremental compensation expense related to the higher fair value for share-based awards granted subsequent to the third quarter of 2013 and (ii) the impact of the accelerated vesting in the first half of 2014 related to certain performance-based RSU awards.
In the nine-month periods ended September 30, 2014 and 2013, the Company granted approximately 261,000 stock options with a weighted-average exercise price of $117.82 per option and approximately 912,000 stock options with a weighted-average exercise price of $84.51 per option, respectively. The weighted-average fair values of all stock options granted to employees in the nine-month periods ended September 30, 2014 and 2013 were $62.15 and $26.10, respectively.
In the nine-month periods ended September 30, 2014 and 2013, the Company granted approximately 94,000 time-based RSUs with a weighted-average grant date fair value of $135.06 per RSU and approximately 95,000 time-based RSUs with a weighted-average grant date fair value of $73.90 per RSU, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

In the nine-month periods ended September 30, 2014 and 2013, the Company granted approximately 410,000 performance-based RSUs with a weighted-average grant date fair value of $209.72 per RSU and approximately 338,000 performance-based RSUs with a weighted-average grant date fair value of $125.04 per RSU, respectively.
As of September 30, 2014, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $169.6 million, in the aggregate, which will be amortized over a weighted-average period of 3.41 years.

13.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
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
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Service cost	$0.1	$0.1	$1.0	$0.7	$0.4	$0.4
Interest cost	2.7	1.8	2.1	1.4	0.6	0.6
Expected return on plan assets	(3.7)	(2.4)	(2.0)	(1.2)	(0.1)	(0.1)
Amortization of prior service credit	—	—	—	—	(0.6)	—
Net periodic (benefit) cost	$(0.9)	$(0.5)	$1.1	$0.9	$0.3	$0.9

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Service cost	$0.3	$0.1	$3.0	$1.2	$1.2	$0.4
Interest cost	8.1	1.8	6.4	1.6	1.8	0.6
Expected return on plan assets	(11.1)	(2.4)	(6.0)	(1.2)	(0.3)	(0.1)
Amortization of prior service credit	—	—	—	—	(1.8)	—
Net periodic (benefit) cost	$(2.7)	$(0.5)	$3.4	$1.6	$0.9	$0.9
During the nine-month period ended September 30, 2014, the Company contributed $8.5 million and $6.9 million to the U.S. and Non-U.S. pension benefit plans, respectively. In 2014, the Company expects to contribute $10.8 million and $8.5 million to the U.S. and Non-U.S. pension benefit plans, respectively, inclusive of amounts contributed to the U.S. and Non-U.S. pension plans during the nine-month period ended September 30, 2014.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

14.	SHAREHOLDERS’ EQUITY

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, January 1, 2013	303.9	$5,940.7	$267.1	$(2,371.0)	$(119.4)	$3,717.4	$—	$3,717.4
Issuance of common stock(1)	27.1	2,269.3	—	—	—	2,269.3	—	2,269.3
Common shares issued under share-based compensation plans(2)	2.5	64.2	(60.6)	—	—	3.6	—	3.6
Repurchase of common shares(2)	(0.7)	(14.2)	—	(41.4)	—	(55.6)	—	(55.6)
Share-based compensation	—	—	32.5	—	—	32.5	—	32.5
Employee withholding taxes related to share-based awards	—	—	(35.9)	—	—	(35.9)	—	(35.9)
Tax benefits from stock options exercised	—	—	48.6	—	—	48.6	—	48.6
Noncontrolling interest from business combinations	—	—	—	—	—	—	113.5	113.5
Noncontrolling interest distributions	—	—	—	—	—	—	(2.1)	(2.1)
	332.8	8,260.0	251.7	(2,412.4)	(119.4)	5,979.9	111.4	6,091.3
Comprehensive loss:
Net loss (income)	—	—	—	(989.9)	—	(989.9)	1.3	(988.6)
Other comprehensive loss	—	—	—	—	(40.9)	(40.9)	(0.6)	(41.5)
Total comprehensive loss						(1,030.8)	0.7	(1,030.1)
Balance, September 30, 2013	332.8	$8,260.0	$251.7	$(3,402.3)	$(160.3)	$4,949.1	$112.1	$5,061.2

Balance, January 1, 2014	333.0	$8,301.2	$228.8	$(3,278.5)	$(132.8)	$5,118.7	$114.6	$5,233.3
Common shares issued under share-based compensation plans	1.0	33.2	(23.6)	—	—	9.6	—	9.6
Settlement of stock options	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Share-based compensation	—	—	60.6	—	—	60.6	—	60.6
Employee withholding taxes related to share-based awards	—	—	(38.5)	—	—	(38.5)	—	(38.5)
Tax benefits from stock options exercised	—	—	17.1	—	—	17.1	—	17.1
Acquisition of noncontrolling interest	—	—	(1.1)	—	—	(1.1)	(2.2)	(3.3)
Noncontrolling interest distributions	—	—	—	—	—	—	(0.5)	(0.5)
	334.0	8,334.4	240.2	(3,278.5)	(132.8)	5,163.3	111.9	5,275.2
Comprehensive loss:
Net income (loss)	—	—	—	378.6	—	378.6	(0.5)	378.1
Other comprehensive loss	—	—	—	—	(419.2)	(419.2)	(0.5)	(419.7)
Total comprehensive loss						(40.6)	(1.0)	(41.6)
Balance, September 30, 2014	334.0	$8,334.4	$240.2	$(2,899.9)	$(552.0)	$5,122.7	$110.9	$5,233.6
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

(2)
During the second quarter of 2013, 225,000 common shares were repurchased by the Company pursuant to a purchase agreement with Goldman, Sachs & Co. Under this purchase program, the repurchases were made by Goldman, Sachs & Co. in compliance with Rule 10b5-1(c)(1)(i) of the Securities Exchange Act of 1934. 217,294 of these common shares were repurchased on behalf of certain members of the Company’s Board of Directors, and were subsequently transferred to such directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. The remaining 7,706 common shares were repurchased on behalf of the Company pursuant to the 2012 Securities Repurchase Program (and therefore these shares are included in the 507,957 of total common shares repurchased under the 2012 Securities Repurchase Program as of September 30, 2013) and were subsequently cancelled (see note 11 titled “SECURITIES REPURCHASE PROGRAM” for further information).

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The components of accumulated other comprehensive loss as of September 30, 2014 and 2013, were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Equity Investment	Net Unrealized Holding Gain on Available- For-Sale Equity Securities	Pension Adjustment	Total
Balance, January 1, 2013	$(119.5)	$—	$0.4	$(0.3)	$(119.4)
Foreign currency translation adjustment	(40.5)	—	—	—	(40.5)
Reclassification to net income (loss)(1)	—	—	(4.0)	—	(4.0)
Net unrealized holding gain on available-for-sale equity securities	—	—	3.6	—	3.6
Balance, September 30, 2013	$(160.0)	$—	$—	$(0.3)	$(160.3)

Balance, January 1, 2014	$(170.3)	$—	$—	$37.5	$(132.8)
Foreign currency translation adjustment	(439.9)	—	—	—	(439.9)
Unrealized gain on equity method investment, net of tax	—	22.5	—	—	22.5
Net unrealized holding gain on available-for-sale equity securities, net of tax	—	—	1.8	—	1.8
Reclassification to net income (loss)(1)	—	—	(1.8)	—	(1.8)
Pension adjustment(2)	—	—	—	(1.8)	(1.8)
Balance, September 30, 2014	$(610.2)	$22.5	$—	$35.7	$(552.0)
____________________________________

(1)	Included in gain on investments, net.

(2)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (as described in note 13).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to pension adjustments and reclassification adjustments were not material.

16.	INCOME TAXES
In the three-month period ended September 30, 2014, the Company recognized an income tax expense of $100.3 million, comprised of $101.4 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax benefit of $1.1 million related to Canadian income taxes. In the nine-month period ended September 30, 2014, the Company recognized an income tax expense of $124.4 million, comprised of $130.7 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax benefit of $6.3 million related to Canadian income taxes. In the three-month period ended September 30, 2014, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to (i) tax expense generated from the Company’s annualized mix of earnings by jurisdiction, (ii) a tax benefit on losses in Canada associated with unrealized gains in other comprehensive (loss) income, (iii) tax expense of $97.2 million associated with the divestiture of filler and toxin assets to Galderma, and (iv) tax benefit of $22.2 million related to the U.S. Federal tax return filing update to the prior year estimate of taxes. In addition to the points noted immediately above, the nine-month period ended September 30, 2014 was also impacted by (i) tax expense incurred in the first quarter of 2014 of approximately $13.3 million, associated with an out of period adjustment for the tax impacts of intercompany profit in ending inventory and (ii) a tax benefit of approximately $20.4 million, inclusive of an out of period adjustment of $15.9 million, associated with the adjustment of various uncertain tax positions previously accrued by the Company in the second quarter of 2014. Management does not believe that these adjustments are material to the current or prior periods.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $487.2 million as of September 30, 2014 and $477.6 million as of December 31, 2013. The majority of the increase is due to the establishment of a valuation allowance on certain previously

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

recorded U.S. State deferred tax assets due to the internal restructuring of the Company, the effect of which is deferred under U.S. GAAP. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
The Company completed certain additional steps in early 2014 related to the internal reorganization that it undertook in December 2013 whereby it contributed assets to its Irish and Luxembourg subsidiaries. The internal reorganization had no tax impact on the Company's financial position.
As of September 30, 2014, the Company had $222.8 million of unrecognized tax benefits, which included $39.8 million relating to interest and penalties. Of the total unrecognized tax benefits, $115.7 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that a minimal amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2014, the Company had accrued $4.0 million for interest and $0.8 million for penalties.
The Company is under examination by the Canada Revenue Agency ("CRA") for its 2005 to 2008 and 2010-2011 tax years. In 2013, the Company received updated reassessments for the 2005, 2006, 2007, and 2008 tax years which mainly relate to CRA’s denial of deductions for legal and consulting fees. In 2014, the Company received a notice of the CRA’s intent to audit the 2009 tax year. The 2009 and 2010-2011 examinations are in their preliminary phase and no reassessments have been issued.
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

17.	EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month and nine-month periods ended September 30, 2014 and 2013 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$275.4	$(973.2)	$378.6	$(989.9)

Basic weighted-average number of common shares outstanding	335.4	333.6	335.2	316.5
Diluted effect of stock options and RSUs(a)	5.9	—	6.2	—
Diluted weighted-average number of common shares outstanding	341.3	333.6	341.4	316.5

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.82	$(2.92)	$1.13	$(3.13)
Diluted	$0.81	$(2.92)	$1.11	$(3.13)
____________________________________

(a)
In the three-month and nine-month periods ended September 30, 2013, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Basic weighted-average number of common shares outstanding	333.6	316.5
Dilutive effect of stock options and RSUs	6.6	6.4
Diluted weighted-average number of common shares outstanding	340.2	322.9
In the three-month and nine-month periods ended September 30, 2014, stock options to purchase approximately 1,130,000 and 896,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method, compared with approximately 401,000 and 415,000 common shares in the corresponding periods of 2013.

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
In addition, as part of the overall settlement, Biovail entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General and the Department of Health and Human Services on September 11, 2009. The CIA requires the Company to have a compliance program in place and to undertake a set of defined corporate integrity obligations for a five-year term. The CIA also includes requirements for an annual independent review of these obligations. Pursuant to the terms of the CIA, the Company expects the requirements contained in the CIA to terminate by the end of the second quarter of 2015. Failure to comply with the obligations under the CIA could result in financial penalties.
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
On November 20, 2012, Medicis and the other named defendants in the Delaware action signed a memorandum of understanding (“MOU”) to settle the Delaware action and resolve all claims asserted by the purported class.  The parties executed a Stipulation and Agreement of Compromise and Settlement on November 25, 2013, which provided, among other things, that Medicis and the other defendants would not oppose plaintiffs’ request for a fee award (subject to a capped amount). The settlement and fee award were subject to court approval. At the settlement hearing on February 26, 2014, the Delaware Court of Chancery declined to approve the settlement or award plaintiffs any attorneys’ fees. The matter was dismissed with prejudice to allow the plaintiff to revise their fee request, which they have subsequently decided not to bring. The Delaware action is now concluded.
The plaintiff in the Arizona action agreed to dismiss her complaint. On January 15, 2013, the Arizona Superior Court issued an order granting the parties' joint stipulation to dismiss the Arizona action.
Obagi Shareholder Class Actions
Prior to the acquisition of all of the outstanding common stock of Obagi, the following complaints were filed: (i) a complaint in the Court of Chancery of the State of Delaware, dated March 22, 2013, and amended on April 1, 2013 and on April 8, 2013, captioned Michael Rubin v. Obagi Medical Products, Inc., et al.; (ii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 22, 2013, and amended on March 27, 2013, captioned Gary Haas v. Obagi Medical Products, Inc., et al.; and (iii) a complaint in the Superior Court of the State of California, County of Los Angeles, dated March 27, 2013, captioned Drew Leonard v. Obagi Medical Products, Inc., et al. Each complaint is a purported shareholder class action and names as defendants Obagi and the members of the Obagi Board of Directors. The two complaints filed in California also name Valeant and Odysseus Acquisition Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Obagi acquisition) as defendants. The plaintiffs’ allegations in each action are substantially similar. The plaintiffs allege that the members of the Obagi Board of Directors breached their fiduciary duties to Obagi’s stockholders in connection with the sale of the company, and the California complaints further allege that Obagi, Valeant and Odysseus Acquisition Corp. aided and abetted the purported breaches of fiduciary duties. In support of their purported claims, the plaintiffs allege that the proposed transaction undervalued Obagi, involved an inadequate sales process and included preclusive deal protection devices. The plaintiffs in the Rubin case in Delaware and in the Haas case in California also filed amended complaints, which added allegations challenging the adequacy of the disclosures concerning the transaction. The plaintiffs sought damages and to enjoin the transaction, and also sought attorneys’ and expert fees and costs. On April 12, 2013, the defendants entered into an MOU with the plaintiffs in the actions pending in the Court of Chancery of the State of Delaware and the Superior Court of the State of California, pursuant to which Obagi and such parties agreed in principle, and subject to certain conditions, to settle those stockholder lawsuits. The parties executed a Stipulation and Agreement of Compromise, Settlement and Release on January 31, 2014, which set forth the terms for the settlement and dismissal of the lawsuits and provided, among other things, that Obagi and the other defendants would not oppose plaintiffs’ request for a fee award (subject to a capped amount). That settlement and fee award were subject to court approval. On February 6, 2014, the Court of Chancery of the State of Delaware issued an Order for Notice and Scheduling of Hearing on Settlement, preliminarily certifying the Rubin case as a non-opt out class action for settlement purposes, directing notice of the proposed settlement to members of the class, and setting a hearing to consider final approval of the settlement for April 30, 2014. At the settlement hearing on April 30, 2014, the Delaware Court of Chancery declined to approve the settlement or award plaintiff any attorneys’ fees. On May 1, 2014, Obagi filed its Answer to Plaintiff’s Verified Second Amended Class Action Complaint in the Court of Chancery of the State of Delaware. After receiving notice that the parties had reached an agreement to settle the litigation, the Superior Court of the State of California scheduled a “Hearing on Order to Show Cause Re Dismissal” and continued the hearing several times pending completion of definitive documentation and approval proceedings in the Court of Chancery of the State of Delaware. Following the decision of the Court of Chancery of the State of Delaware declining to approve the settlement, that “OSC re: Dismissal” hearing in the Superior Court of the State of California has been continued to December 24, 2014 pending the parties’ discussions regarding further proceedings. On October 3, 2014, plaintiffs in the action pending in Delaware filed a notice of dismissal with prejudice.  The Delaware Court of Chancery entered the dismissal of the action with prejudice as to the named plaintiffs on October 8, 2014.  On October 15, 2014, plaintiffs in the California actions sought voluntary dismissal without prejudice

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

of each of those actions without notice to the proposed class.  The court in the California actions has not yet ruled on plaintiffs' motion.
Solta Medical Shareholder Class Actions
Prior to the Company’s completion of the acquisition of Solta Medical, several purported holders of then public shares of Solta Medical filed putative class action lawsuits in the Delaware Court of Chancery and the Superior Court of the State of California, County of Alameda, against Solta Medical and the members of its board of directors, as well as the Company, Valeant, and Sapphire Subsidiary Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Solta Medical acquisition). The Delaware actions were consolidated for all purposes under the caption In re Solta Medical, Inc. Stockholders Litigation, C.A. No. 9170-CS (Del. Ch.). The California actions were filed under the captions Lathrop v. Covert, et al., Case No. HG13-707363 (Cal. Super.); Walter, et al. v. Solta Medical, Inc., et al., Case No. RG13-707659 (Cal. Super.); and Bushansky v. Solta Medical, Inc., et al., Case No. RG13-707997 (Cal. Super.). The plaintiffs’ allegations in each action were substantially similar. The actions all alleged, among other things, that the directors of Solta Medical breached their fiduciary duties to the stockholders of Solta Medical in connection with the Company's proposed acquisition of Solta Medical. In support of their purported claims, the plaintiffs alleged that the proposed transaction did not appropriately value Solta Medical, was the result of an inadequate process and included preclusive deal protection devices. The plaintiffs also alleged that the Schedule 14D-9 filed by Solta Medical on December 23, 2013, in connection with the proposed transaction contained material omissions and misstatements. The complaints claimed that Solta Medical, the Company, Valeant, and Sapphire Subsidiary Corp. aided and abetted the purported breaches of fiduciary duty. The actions sought, among other things, injunctive and other equitable relief, and money damages. The plaintiffs also sought attorneys’ and expert fees and costs. While the defendants believed that each of the aforementioned lawsuits were without merit and that they had valid defenses to all claims, in an effort to minimize the cost and expense of any litigation relating to the lawsuits, on January 11, 2014, following arms-length negotiations, Solta Medical and the other named defendants signed an MOU to settle the actions and resolve all claims asserted by the purported stockholder classes. The settlement, which is subject to court approval and further definitive documentation, provides for a release and settlement by Solta Medical’s stockholders of all claims against Solta Medical and the other defendants and their respective affiliates and agents in connection with the Company's acquisition of Solta Medical. In connection with the proposed settlement, the plaintiffs intend to seek an award of attorneys’ fees and expenses, which amount is subject to approval by the Delaware Court of Chancery. On July 10, 2014, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release and the Court entered a scheduling order on July 14, 2014. Pursuant to the scheduling order, a settlement hearing was held on September 29, 2014 and the settlement was approved by the Court.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Mass. filed Oct. 2, 2013); Painters District Council No. 30 Health and Welfare Fund et al., Case No. 1:13-cv-12517 (D. Mass. filed Oct. 7, 2013); Man-U Service Contract Trust Fund, Case No. 13-cv-06266-JCJ (E.D. Pa. filed Oct. 25, 2013)).  On August 29, 2013, International Union of Operating Engineers Local 132 Health and Welfare Fund voluntarily dismissed the class action complaint it had originally filed on August 1, 2013, in the United States District Court for the Northern District of California, and on August 30, 2013, re-filed its class action complaint in the United States District Court for the Eastern District of Pennsylvania (Case No. 2:13-cv-05108). The International Union of Operating Engineers Local 132 Health and Welfare Fund complaint makes similar allegations against all defendants, including Medicis and the Company, and seeks similar relief, to the other end-payor plaintiff complaints.  On October 11, 2013, Medicis and the Company filed a motion with the Judicial Panel for Multidistrict Litigation ("JPML") seeking an order transferring and consolidating the thirteen putative class action cases for coordinated pretrial proceedings.  On February 25, 2014, the JPML ordered that the cases pending outside the District of Massachusetts be transferred to the District of Massachusetts, with the consent of that court, for coordinated or consolidated pretrial proceedings with the actions already pending in that district.  The Multi-District Litigation (“MDL”), captioned In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, is now pending before U.S. District Judge Denise Casper.  Two additional end-payor actions have been filed in the District of Massachusetts since the February 25th centralization order:  Allied Services Division Welfare Fund, Case No. 1:14-cv-10786 (D. Mass. filed Mar. 14, 2014); and NECA-IBEW Welfare Trust Fund, Case No. 1:14-cv-11015 (D. Mass. filed Mar. 19, 2014).  These cases have been included in the pending MDL.  On September 12, 2014, the Direct Purchaser Plaintiffs and the End-Payor Plaintiffs each filed a consolidated amended class action complaint; however, on September 19, 2014, both the Direct Purchasers Plaintiffs and End-Payor Plaintiffs notified Medicis and the Company of errors in their respective complaints. With Defendants’ consent, the Direct Purchaser Plaintiffs filed a corrected amended complaint on September 22, 2014. The Defendants did not consent to the End-Payor Plaintiffs’ filing of a corrected complaint, and the End-Payor Plaintiffs have yet to move for leave to file a further amended complaint. An initial status conference was held on September 29, 2014. Under the current schedule, any responsive pleadings are due on November 24, 2014.  The Company is in the process of evaluating the claims and plan to vigorously defend these actions.
Intellectual Property
AntiGrippin® Litigation
Two suits have been brought against the Company's subsidiary, Natur Produkt, seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names. The first matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately $50 million. The $50 million charge was recognized in the fourth quarter of 2013 in Other (income) expense in the consolidated statements of income (loss). Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the $50 million reserve was reversed in the first quarter of 2014 in Other (income) expense in the consolidated statements of income (loss). Anvilab appealed the appeal court's decision to the cassation court. On June 19, 2014, the cassation court resolved that the matter is within the jurisdiction of the Intellectual Property (IP) court in this instance. The hearing before the IP court was held on July 30, 2014 and August 1, 2014. The IP court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by Anvilab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter will now be sent back to the court of first instance for the second review. The Company believes that the potential damages in this matter, if any, are not estimable at this time. Natur Produkt intends to continue to vigorously defend this matter.
Natur Produkt was served with a claim in the second matter (Case No. A-56-38592/2013, Arbitration Court of St. Petersburg) on July 16, 2013 by the plaintiff in that matter (ZAO Tsentr Vnedreniya PROTEK (“Protek”)). A hearing was held in this matter on September 29, 2013 and, on October 18, 2013, the court found in favor of Natur Produkt. Protek filed an appeal of the decision on November 26, 2013. A hearing in the appeal proceeding was held on January 30, 2014 and the appeal court also found in favor of Natur Produkt. Protek appealed that decision to the cassation court (Case No. A-56-38592/2013) and, on July 7, 2014, the cassation court also found in favor of Natur Produkt. Protek did not exercise its right to appeal the cassation court decision to the Supreme Court.
Perrigo ACANYA® Litigation

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

On October 3, 2013, the Company’s subsidiary, Dow Pharmaceutical Sciences, Inc. (“Dow”) received a Notice of Paragraph IV Certification dated October 2, 2013 from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo”), related to Perrigo’s ANDA filing with the FDA for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, which corresponds to the Company’s Acanya® Gel product. In the notice, Perrigo asserted that U.S. Patent No. 8,288,434 (the “'434 Patent”), which is listed in the FDA’s Orange Book for Acanya® Gel, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale or importation of Perrigo’s generic product for which the ANDA was submitted. Dow holds the NDA for Acanya® Gel and is the owner of the ‘434 Patent. Dow and its affiliate, Valeant Pharmaceuticals North America LLC (“VPNA”), filed suit pursuant to the Hatch-Waxman Act against Perrigo on November 15, 2013, in the U.S. District Court for the District of New Jersey (Case No. 13-CV-06922-SRC), thereby triggering a 30-month stay of the approval of Perrigo’s ANDA. In the suit, Dow and VPNA alleged infringement by Perrigo of one or more claims of the '434 Patent.
On July 30, 2014, Perrigo, Perrigo Company, Dow and VPNA entered into a settlement agreement to settle all outstanding patent litigation related to Perrigo’s generic version of Acanya® Gel. Under the terms of the settlement agreement, Dow and VPNA will grant Perrigo a royalty-free license to market its generic version of Acanya® Gel beginning on December 29, 2018 or earlier under certain circumstances.
Taro ACANYA® Litigation
On July 1, 2014, Dow received a Notice of Paragraph IV Certification dated June 29, 2014 from Taro Pharmaceutical Sciences Inc. (“Taro”), related to Taro’s ANDA filing with the FDA for Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, which corresponds to the Company’s Acanya® Gel product. In the notice, Taro asserted that the '434 Patent and U.S. Patent No. 8,663,699 (the “’699 Patent”), which are listed in the FDA’s Orange Book for Acanya® Gel, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale or importation of Taro’s generic product for which the ANDA was submitted. Dow holds the NDA for Acanya® Gel and is the owner of the ‘434 Patent and the ‘699 Patent. Dow and VPNA filed suit pursuant to the Hatch-Waxman Act against Taro on August 13, 2014, in the U.S. District Court for the District of New Jersey (Case No. 2:14-cv-05079-SRS-CLW), thereby triggering a 30-month stay of the approval of Taro’s ANDA. In the suit, Dow and VPNA alleged infringement by Taro of one or more claims of the '434 Patent and the ‘699 Patent.
On September 11, 2014, Taro, Dow and VPNA entered into a settlement agreement to settle all outstanding patent litigation related to Taro’s generic version of Acanya® Gel. Under the terms of the settlement agreement, Dow and VPNA will grant Taro a royalty-free license to market its generic version of Acanya® Gel beginning on December 29, 2018 or earlier under certain circumstances.
Allergan Patent Infringement Proceeding - Restylane-L® and Perlane-L®
On September 13, 2013, Allergan USA, Inc. and Allergan Industrie, SAS (collectively, “Allergan”) filed a Complaint for Patent Infringement in the United States District Court for the Central District of California (Case No. SACV13-1436 AG (JPRX)) against the Company and certain of its affiliates, including Medicis. The complaint alleges that the Company and its affiliates named in the complaint have infringed Allergan’s US Patent No. 8,450,475 (the “‘475 Patent”) by selling, offering to sell and importing in and into the United States the Company’s Restylane-L® and Perlane-L® dermal filler products. Allergan is seeking a permanent injunction and unspecified damages. The Company filed an Answer in this matter on November 18, 2013. On December 31, 2013, the parties to this matter filed a Joint Report with the Court, proposing certain case management dates, including a proposed trial date of July 27, 2015. The matter is proceeding in the ordinary course. The products that are the subject of this proceeding were sold by the Company as part of the transaction with Galderma that was completed on July 10, 2014 (see note 4 "DIVESTITURES"); however, the Company and its applicable affiliates remain party to this proceeding.
Lupin PROLENSA® Litigation
On or about December 20, 2013, the Company and B&L received a Notice of Paragraph IV Certification dated December 19, 2013 from Lupin, Ltd. (“Lupin”), related to Lupin’s ANDA filing with the FDA for bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. In the notice, Lupin asserted that U.S. Patent No. 8,129,431 (the “'431 Patent”), which is listed in the FDA’s Orange Book for Prolensa®, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic product for which the ANDA was submitted. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju Pharmaceutical Co., Ltd. (“Senju”) of the ‘431 Patent. B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Lupin on January 31, 2014, in the U.S. District Court for the District of New Jersey

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(Case No. 1:14-cv-00667-JBS-KMW), thereby triggering a 30-month stay of the approval of Lupin’s ANDA. In the suit, the Plaintiffs allege infringement by Lupin of one or more claims of the ‘431 Patent. During a scheduling conference on May 16, 2014, a schedule in this matter was set through to opening submission in the Markman hearing in January 2015. Fact discovery commenced on May 20, 2014 in accordance with this schedule. There will be a scheduling conference on October 28, 2014 to consolidate, for pre-trial purposes, the ‘431 Patent’, the ‘290 Patent’ and the ‘131 Patent” (identified below). A scheduling conference has been set for February 4, 2015 to set the remainder of the schedule. This matter is proceeding in the ordinary course.
On or about May 14, 2014, the Company and B&L received a Notice of Paragraph IV Certification dated May 13, 2014 from Lupin, related to Lupin’s ANDA filing with the FDA for bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. In the notice, Lupin asserted that U.S. Patent No. 8,669,290 (the “'290 Patent”), which issued on March 11, 2014 and which is listed in the FDA’s Orange Book for Prolensa®, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic product for which the ANDA was submitted. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju of the ‘290 Patent. B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Lupin on June 26, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-04149-JBS-KMW). In the suit, the Plaintiffs allege infringement by Lupin of one or more claims of the ‘290 Patent. This matter is proceeding in the ordinary course.
On or about July 5, 2014, the Company and B&L received a Notice of Paragraph IV Certification dated July 3, 2014 from Lupin, related to Lupin’s ANDA filing with the FDA for bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. In the notice, Lupin asserted that U.S. Patent No. 8,754,131 (the “'131 Patent”), which issued on June 17, 2014 and which is listed in the FDA’s Orange Book for Prolensa®, is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic product for which the ANDA was submitted. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju of the ‘131 Patent. B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Lupin on August 15, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-00667-JBS-KMW). In the suit, the Plaintiffs allege infringement by Lupin of one or more claims of the ‘131 Patent. This matter is proceeding in the ordinary course.
Metrics PROLENSA® Litigation
Metrics, Inc. (“Metrics”) filed an ANDA with the FDA seeking approval to market generic bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Metrics and certain of its affiliated entities, namely Coastal Pharmaceuticals, Inc. (“Coastal”), Mayne Pharma Group Limited and Mayne Pharma (USA), Inc. (collectively, with Metrics, the “Defendants”) on June 20, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-03962-JBS-KMW), thereby triggering a 30-month stay of the approval of Metrics’ ANDA. In the suit, the Plaintiffs allege infringement by the Defendants of one or more claims of each of the ‘431 Patent, the ‘290 Patent and the ‘131 Patent. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju of the ‘431 Patent, ‘290 Patent and ‘131 Patent. Subsequent to the filing of the suit, B&L received, on or about June 27, 2014, a Notice of Paragraph IV Certification dated June 26, 2014 from Coastal, related to the ANDA filing described above for generic bromfenac ophthalmic solution 0.07%. In the notice, Coastal asserted that the ‘431 Patent and the ‘290 Patent, which are listed in the FDA’s Orange Book for Prolensa®, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, importation, offer for sale or sale of the generic product for which the ANDA was submitted. On August 14, 2014, Metrics moved to dismiss the Plaintiffs' action based on lack of personal jurisdiction and oral argument on this motion was held on October 3, 2014. A decision on this motion is pending.
B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed a protective suit pursuant to the Hatch-Waxman Act against Metrics and certain of its affiliated entities, namely Coastal Pharmaceuticals, Inc. (“Coastal”), Mayne Pharma Group Limited and Mayne Pharma (USA), Inc. (collectively, with Metrics, the “Defendants”) on August 7, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-04964-JBS-KMW), thereby triggering a 30-month stay of the approval of Metrics’ ANDA. In the suit, the Plaintiffs allege infringement by the Defendants of one or more claims of each of the ‘431 Patent, the ‘290 Patent and the ‘131 Patent. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju of the ‘431 Patent, ‘290 Patent and ‘131 Patent. This matter is proceeding in the ordinary course.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed a protective suit pursuant to the Hatch-Waxman Act against Metrics and certain of its affiliated entities, namely Coastal Pharmaceuticals, Inc. (“Coastal”), Mayne Pharma Group Limited and Mayne Pharma (USA), Inc. (collectively, with Metrics, the “Defendants”) on August 8, 2014, in the U.S. District Court for the District of North Carolina (Case No. 4:14-cv-141), thereby triggering a 30-month stay of the approval of Metrics’ ANDA. In the suit, the Plaintiffs allege infringement by the Defendants of one or more claims of each of the ‘431 Patent, the ‘290 Patent and the ‘131 Patent. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju of the ‘431 Patent, ‘290 Patent and ‘131 Patent. This matter is proceeding in the ordinary course.
On July 22, 2014, two Notices of Filing Date Accorded papers were issued by the US Patent & Trademark Office (“USPTO”) for petitions filed by Metrics for Inter Partes Reviews (“IPRs”) 2014-01041 and 2014-01043, which correspond to the ‘431 Patent and the ‘290 Patent, respectively.  A petitioner for IPR may request the USPTO to cancel as unpatentable one or more claims of a patent on a ground that could be raised under 35 USC 102 or 35 USC 103 of the U.S. Patent Act and only on the basis of prior art consisting of patents or printed publications. A patent owner may file a preliminary response to an IPR petition to provide reasons why no such review should be instituted. A patent owner has three months to submit a preliminary response to an IPR and a response in these proceedings is due November 20, 2014. On July 10, 2014, Plaintiffs, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-03962-JBS-KMW), moved to enjoin the Defendants from prosecuting these two IPRs and oral argument on this motion was held on October 3, 2014. A decision on this motion is pending.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. The Company filed its certification materials on February 6, 2013 and a hearing on certification was held on September 3 to 6, 2013.  An additional hearing day was scheduled for January 16, 2014. On November 8, 2013, the Plaintiff served an amended notice of civil claim which seeks to re-characterize the representation claims and broaden them from what was originally claimed.  As a result, the hearing date scheduled for January 16, 2014 was cancelled and, at the request of the Court, the parties made submissions to address the impact of the amendments. The Court rendered a decision on March 27, 2014 denying costs orders for both parties and directing the parties to obtain a revised certification hearing schedule for the continuation of the certification hearing at an agreeable time. The Company denies the allegations being made and is vigorously defending this matter.
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
Employment Matter
In September, 2011, Medicis received a demand letter from counsel purporting to represent a class of female sales employees alleging gender discrimination in, among others things, compensation and promotion as well as claims that the former management group maintained a work environment that was hostile and offensive to female sales employees. Related charges of discrimination were filed prior to the end of 2011 by six former female sales employees with the Equal Employment Opportunity Commission (the “EEOC”). Three of those charges have been dismissed by the EEOC and the EEOC has made no findings of discrimination. Medicis engaged in mediation with such former employees. On March 19, 2013, Medicis and counsel for the former employees signed an MOU to settle this matter on a class-wide basis and resolve all claims with respect thereto. In connection with the agreed-upon settlement, Medicis would pay a specified sum and would pay the costs of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

claims administration up to an agreed-upon fixed amount. Medicis would also implement certain specified programmatic relief. The parties have signed a definitive settlement agreement in this matter. On September 5, 2013, a putative class action was filed in U.S. District Court for the District of Columbia in the matter of Brown et al. v. Medicis Pharmaceutical Corporation (No. 1:13-cv-01345-RJL) based on the allegations described above. Simultaneously with the filing of the Complaint, the parties filed a motion for preliminary approval of the class action settlement.  Among other things, the settlement agreement, if approved, will resolve all of the remaining related EEOC charges.  A case status conference took place on June 6, 2014 and a hearing on the motion for preliminary approval of the class action settlement took place in September 2014. The motion was denied. A hearing to address the Court's concerns with the motion for preliminary approval took place on October 23, 2014 and has been continued to November 12, 2014.
Legacy B&L Litigation
MoistureLoc™ Product Liability Lawsuits
Currently, B&L has been served or is aware that it has been named as a defendant in approximately 322 currently active product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below as well as certain other U.S. state courts on behalf of individuals who claim they suffered personal injury as a result of using a contact lens solution with MoistureLoc™. Two consolidated cases were established to handle MoistureLoc™ claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There are approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc™ caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. On March 19, 2014, Plaintiffs filed an Application for an Enlargement of Time in which to perfect the within appeal to the September term. A decision was granted on May 13, 2014, pursuant to which the Court granted the requested extension to perfect the within appeal to the October term. The plaintiffs have perfected the appeal, the matter has been fully briefed by the parties and is awaiting argument before the New York Supreme Court, Appellate Division, First Department.
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
Legal Proceedings Involving the Proposed Transaction with Allergan
Allergan Securities Litigation
On August 1, 2014, Allergan commenced the federal securities litigation in the U.S. District Court for the Central District of California against the Company, Valeant, Valeant’s subsidiary AGMS Inc. (“AGMS”), Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman (Allergan, Inc. et al. v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-01214-DOC). The lawsuit alleges violations of Sections 13(d), 14(a), 14(e) and 20A of the Exchange Act and rules promulgated by the SEC under those Sections. The complaint seeks, among other relief, a declaration that the defendants violated Rule 14e-3 and Sections 13(d), 14(a) and 14(e); an order requiring rescission of the defendants’ purchases of Allergan securities; an order requiring the defendants to file corrective disclosures; preliminary and/or permanent injunctive relief as may be necessary to prevent the defendants from enjoying any rights or benefits from Allergan securities that were acquired unlawfully and to prevent irreparable injury to Allergan or its stockholders arising out of unlawful solicitations; damages under Section 20A of the Exchange Act; and costs and attorneys’ fees. On August 4, 2014, Allergan filed an application for an expedited schedule, which was denied on August 21, 2014. On August 19, 2014, the Company, Valeant and AGMS filed an Answer to Complaint and Affirmative Defenses. The remaining defendants filed a separate answer on August 19, 2014. Also on August 19, 2014, the Company, Valeant, AGMS, PS Fund 1 and William A. Ackman filed Counterclaims against Allergan and the members of the Allergan Board of Directors. The Counterclaims allege violations of Sections 14(a), 14(e) and 20A of the Exchange Act and rules promulgated by the SEC under those Sections, and seek, among other relief, an injunction requiring Allergan to issue corrective disclosures; an order enjoining further violations of Sections 14(a) and 14(e) of the Exchange Act and SEC Rules 14a-9 and 14a-3, and costs and attorneys’ fees. On September 2, 2014, the counterclaim-defendants filed an Answer to the Counterclaims. On September 12, 2014, the Court entered the parties’ stipulation, setting a hearing date of October 28, 2014 for Allergan’s intended motion for a preliminary injunction. On October 6, 2014, Allergan filed its motion for preliminary injunction, seeking to enjoin defendants and their officers, agents, representatives, employees, assigns, and/or anyone acting on their behalf or in concert with them from (1) exercising any of the rights or benefits attendant to any shares acquired by PS Fund 1, including voting or acting in the December 18, 2014 special meeting of Allergan stockholders; and (2) voting any proxies solicited by defendants on the basis of their September 24, 2014 proxy solicitation and the July 22, 2014 Form S-4 and from soliciting any further proxies until corrective disclosures are made. The motion also requests that defendants be ordered to make corrective disclosures to their September 24, 2014 proxy solicitation and the July 22, 2014 Form S-4, including disclosure of the facts that give rise to their alleged potential liability under Section 14(e) of the Securities Exchange Act and Rule 14e-3 promulgated thereunder.
Bylaws Action Against Allergan and Its Board
On August 22, 2014, the Company, Valeant, Pershing Square and PS Fund 1 filed a verified complaint in the Delaware Court of Chancery (C.A. No. 10057-CB) against Allergan and the members of the Allergan Board of Directors. The lawsuit alleges that the special meeting request submitted by PS Fund 1 complied with Allergan’s Amended and Restated Certificate of Incorporation and all valid aspects of the Amended and Restated Bylaws of Allergan (the “Allergan Bylaws”), that the Allergan Bylaws for calling a special meeting are invalid, and that Allergan’s directors breached their fiduciary duties with respect to the special meeting request. The complaint seeks, among other relief, (1) an order requiring that a special meeting be held within a reasonable period of time and before Allergan executes, consummates or reaches any binding agreement or understanding as to an alternative transaction; (2) a declaration that PS Fund 1 and supporting shareholders have validly requested a special meeting; (3) declarations that the Allergan Bylaws for calling a special meeting are invalid on their face and as applied to special meeting requests delivered to Allergan by PS Fund 1; (4) a declaration that the special meeting requests delivered to Allergan comply with all valid provisions of the Allergan Charter and Allergan Bylaws; (5) declarations that the Allergan Board breached their fiduciary duties by acting to delay the special meeting, acting to preclude Valeant’s acquisition proposal, and unreasonably interpreting the Allergan Bylaws; and (6) costs and attorneys’ fees. On August 27, 2014, the Court granted plaintiffs’ motion to expedite, setting the trial for October 6, 2014. On September 2, 2014, plaintiffs filed an Amended Verified Complaint. In addition to the relief sought in the Complaint, the Amended Complaint sought (1) an order requiring that a special meeting be held between 45 and 50 days after the Court issues its post-trial order, and before

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Allergan executes, consummates or reaches any binding agreement or understanding as to an alternative transaction; (2) an order requiring defendants to set a reasonable and equitable record date for the special meeting; and (3) a declaration that the Allergan Board breached their fiduciary duties by setting unreasonable and inequitable special meeting and record dates. On September 9, 2014, defendants filed their Answer and Affirmative Defenses.
On September 16, 2014, the Court entered the parties’ stipulation dismissing the action without prejudice. The stipulation provides that (1) Allergan will hold the Allergan special meeting on December 18, 2014; (2) October 30, 2014 shall be the record date; (3) defendants will not alter the foregoing dates, seek to delay or not hold the Allergan special meeting, or seek to invalidate any special meeting requests; and (4) defendants will not adjourn the Allergan special meeting unless adjournment is approved by holders of a majority of Allergan common stock present in person or by proxy at the Allergan special meeting.

19.	SEGMENT INFORMATION
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

Segment profit (loss) is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, other (income) expense, and in-process research and development impairments and other charges, are not included in the measure of segment profit (loss), as management excludes these items in assessing financial performance.
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
Segment Revenues and Profit (Loss)
Segment revenues and profit (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Developed Markets(1)	$1,507.9	$1,142.7	$4,409.4	$2,722.8
Emerging Markets(2)	548.3	399.0	1,574.1	983.0
Total revenues	2,056.2	1,541.7	5,983.5	3,705.8

Segment profit (loss):
Developed Markets(3)	478.0	(328.6)	1,375.3	106.3
Emerging Markets(4)	104.0	19.5	268.1	63.9
Total segment profit (loss)	582.0	(309.1)	1,643.4	170.2

Corporate(5)	(42.9)	(39.3)	(127.3)	(129.8)
Restructuring, integration and other costs	(61.7)	(243.1)	(337.4)	(345.7)
In-process research and development impairments and other charges	(19.9)	(124.0)	(40.3)	(128.8)
Acquisition-related costs	(1.6)	(8.6)	(3.7)	(24.4)
Acquisition-related contingent consideration	(4.0)	35.0	(14.8)	33.5
Other income (expense)	232.0	(202.4)	275.7	(208.0)
Operating income (loss)	683.9	(891.5)	1,395.6	(633.0)
Interest income	0.8	2.8	3.8	5.4
Interest expense	(258.4)	(249.3)	(746.1)	(581.4)
Loss on extinguishment of debt	—	(8.2)	(93.7)	(29.6)
Foreign exchange and other	(53.0)	5.1	(63.0)	(3.5)
Gain on investments, net	3.4	—	5.9	5.8
Income (loss) before provision for (recovery of) income taxes	$376.7	$(1,141.1)	$502.5	$(1,236.3)
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue of $254.2 million and $1,628.6 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the three-month and nine-month periods ended September 30, 2014, respectively, primarily from the B&L, Solta Medical and PreCision acquisitions.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue of $89.3 million and $556.3 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the three-month and nine-month periods ended September 30, 2014, respectively, primarily from the B&L and Solta Medical acquisitions.

(3)
Developed Markets segment profit (loss) reflects the addition of operations from all 2013 acquisitions and all 2014 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $223.9 million and $665.3 million, in the aggregate, in the three-month and nine-month periods ended September 30, 2014, respectively, primarily from B&L and Medicis operations. Developed Markets segment profit (loss) in the three-month and nine-month periods ended September 30, 2013 reflects an impairment charge of $551.6 million related to ezogabine/retigabine.

(4)
Emerging Markets segment profit reflects the addition of operations from all 2013 acquisitions and all 2014 acquisitions, including the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $89.5 million, and $243.2 million in the aggregate, in the three-month and nine-month periods ended September 30, 2014, respectively, primarily from B&L operations.

(5)
Corporate reflects non-restructuring-related share-based compensation expense of $11.0 million and $32.1 million in the three-month and nine-month periods ended September 30, 2014, respectively, compared with $16.0 million and $32.5 million in the corresponding periods of 2013.

Segment Assets
Total assets by segment as of September 30, 2014 and December 31, 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of September 30, 2014	As of December 31, 2013
Assets(1):
Developed Markets(2)	$19,450.2	$20,007.2
Emerging Markets(3)	6,298.8	6,907.8
	25,749.0	26,915.0
Corporate	1,310.6	1,055.8
Total assets	$27,059.6	$27,970.8
____________________________________

(1)	The segment assets as of December 31, 2013 contain reclassifications between segments to conform to the current period presentation.

(2)
Developed Markets segment assets as of September 30, 2014 reflect (i) the divestiture of filler and toxin assets in July 2014 with the carrying values of the related assets of $1.0 billion, in the aggregate, (see note 4 titled “DIVESTITURES” for further information), (ii) the provisional amounts of identifiable intangible assets and goodwill of the PreCision acquisition of $261.2 million and $181.3 million, respectively, and (iii) the provisional amounts of identifiable intangible assets and goodwill of the Solta Medical acquisition of $103.5 million and $64.4 million, respectively.

(3)
Emerging Markets segment assets as of September 30, 2014 reflect the provisional amounts of identifiable intangible assets and goodwill of the Solta Medical acquisition of $69.4 million and $42.9 million, respectively.

20.	PROPOSED TRANSACTIONS
Proposed Merger - Allergan, Inc.
On April 22, 2014, the Company announced that it had submitted a merger proposal to the Board of Directors of Allergan. Since making its initial public proposal on April 22, 2014, the Company has continued to publicly express a desire to enter into a negotiated business combination with Allergan and has announced the proposals that the Company has submitted to the Allergan Board of Directors (the “Allergan Board”). The most recent of these proposals was submitted by the Company to the Allergan Board on May 30, 2014 and contemplates a merger with Allergan, in which each share of Allergan common stock would be exchanged for (i) $72.00 in cash and (ii) 0.83 shares of the Company’s common shares, subject to election and proration. Further, the Company has indicated that it is willing to include, as part of the consideration in a negotiated transaction to acquire all issued and outstanding shares of Allergan common stock, a contingent value right related to DARPin® sales.
In connection with the proposal to merge with Allergan, the Company and Pershing Square Capital Management, L.P. (“Pershing Square”) entered into an agreement pursuant to which, among other things, Valeant and Pershing Square became members of a newly formed jointly owned entity, PS Fund 1, LLC (the “PS Fund 1”). In April 2014, the Company contributed $75.9 million to PS Fund 1, which was used by PS Fund 1, together with funds contributed by funds managed by Pershing Square, to purchase shares of Allergan common stock and derivative instruments referencing Allergan common stock. The investment in Allergan shares is considered an available-for-sale security. Currently, 597,431 of the 28,878,538 shares of Allergan common stock held for PS Fund 1 are allocable to the Company. Based on the Company’s degree of influence over such entity, the Company's investment in PS Fund 1 is accounted for under the equity method of accounting (the investment is included within the Prepaid expenses and other current assets line on the consolidated balance sheet as of September 30, 2014). Accordingly, the Company recognizes its share of any unrealized gains or losses on the Allergan shares held by PS Fund 1 as part of other comprehensive (loss) income. For the three and nine months ended September 30, 2014, an unrealized pre-tax gain of $5.4 million and $30.6 million, respectively, related to this investment was recorded in other comprehensive (loss) income.
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
On June 18, 2014, the Company commenced an exchange offer currently scheduled to expire on December 31, 2014, subject to extension for the shares of Allergan common stock. Under the terms of the offer, Allergan stockholders would be able to elect to exchange each of their shares of Allergan common stock for $72.00 in cash and 0.83 the Company’s common shares,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

or a to-be-specified amount of cash, or a to-be-specified number of the Company’s common shares, in each case subject to proration. The shares of Allergan common stock held by Pershing Square would be subject to the May 30, 2014 agreement with Pershing Square. The offer is also subject to certain conditions, including removal of various anti-takeover obstacles that the Allergan Board has the unilateral ability to remove, the tender of a majority of the total number of outstanding Allergan shares on a fully diluted basis and expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other applicable antitrust laws and regulations. The exchange offer is also conditioned on the affirmative vote at a special meeting of the shareholders of the Company to approve the issuance of the Company’s common shares in the acquisition. The Company has filed a preliminary proxy statement with respect to this special meeting.
In connection with the proposed combination with Allergan, the Company has received a commitment letter to provide, on customary terms, subject to certain conditions, $20.35 billion that, together with cash on hand, will be used for the purpose of financing the cash component of the consideration to be paid in the exchange offer. At this time, no merger agreement or other agreement relating to the merger proposal has been entered into between the Company and Allergan, and the Company cannot provide any assurance as to whether or when any such agreement will be executed or whether or when the proposed merger will be consummated or the terms thereof when and if agreed.
In connection with the settlement of certain litigation involving the Company, Valeant, Pershing Square, PS Fund 1 and Allergan in the Delaware Court of Chancery (as further described in note 18), Allergan has agreed to call and hold a special meeting of its shareholders on December 18, 2014 to, among other things, consider proposals respecting the removal of six incumbent members of the Allergan Board, a request that the Allergan Board elect or appoint six nominees proposed by Pershing Square, amendments to Allergan’s bylaws to eliminate onerous restrictions on the calling of a special meeting and a request that Allergan promptly engage in good faith negotiations with Valeant regarding Valeant’s offer to merge with Allergan, without in any way precluding discussions the Allergan Board may choose to engage in with other parties potentially offering higher value.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended September 30, 2014 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
Additional information relating to the Company, including the 2013 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of October 24, 2014.
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
On August 5, 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 24, 2013, as amended. Subject to the terms and conditions set forth in the Merger Agreement, B&L became a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), our wholly-owned subsidiary (the “B&L Acquisition”). B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. We believe we will continue to grow the B&L business due primarily to the expected growth of the overall eye health market and the introduction of new products. Further, we have substantially integrated the B&L business into our decentralized structure which has allowed us to realize operational efficiencies and cost synergies. For more information regarding the B&L Acquisition, see note 3 to the unaudited consolidated financial statements.
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
BUSINESS DEVELOPMENT
We have completed several transactions including, among others, the following acquisitions and divestitures in 2014:

Acquisition Date
Acquisitions of businesses and product rights
Solta Medical, Inc. (“Solta Medical”)	January 2014
PreCision Dermatology, Inc. (“PreCision”)	July 2014
Divestiture Date
Divestitures
Filler and toxin assets	July 2014
Metronidazole 1.3%	July 2014
Tretin-X® (tretinoin) cream and generic tretinoin gel and cream products(1)	July 2014
___________________________________

(1)
In connection with the acquisition of PreCision, we were required by the Federal Trade Commission to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products.

In addition, in April 2014, the Company announced that it had submitted a merger proposal to the Board of Directors of Allergan, Inc. (“Allergan”). For further information regarding the proposal to merge with Allergan, see note 18 and note 20 to the unaudited consolidated financial statements.
For more information regarding our acquisitions and divestitures, see note 3 and note 4 to the unaudited consolidated financial statements.
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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and B&L businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we have identified greater than $900 million of cost synergies on an annual run rate basis that we expect to substantially achieve by the end of 2014. This amount does not include potential revenue synergies or the potential benefits of incorporating B&L’s operations into the Company’s corporate structure. We estimate that we will incur total costs of approximately $600 million (excluding the charges of $52.8 million described in note 6 to the unaudited consolidated financial statements) in connection with these cost-rationalization and integration initiatives, which are expected to be substantially completed by the end of 2014.
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Medicis businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we realized over $300 million of cost synergies on a run rate basis as of December 31, 2013. We estimate that we will incur total costs of approximately $200 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, additional costs have been incurred in 2014, and we expect to incur certain costs during the next six months.
See note 6 to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our B&L and Medicis acquisition-related initiatives through September 30, 2014.

SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
($ in millions, except per share data)	$	$	$	%	$	$	$	%
Revenues	2,056.2	1,541.7	514.5	33	5,983.5	3,705.8	2,277.7	61
Operating expenses	1,372.3	2,433.2	(1,060.9)	(44)	4,587.9	4,338.8	249.1	6
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	275.4	(973.2)	1,248.6	NM	378.6	(989.9)	1,368.5	NM
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	0.82	(2.92)	3.74	NM	1.13	(3.13)	4.26	NM
Diluted	0.81	(2.92)	3.73	NM	1.11	(3.13)	4.24	NM
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $514.5 million, or 33%, to $2.1 billion in the third quarter of 2014, compared with $1.5 billion in the third quarter of 2013 and increased $2.3 billion, or 61%, to $6.0 billion in the first nine months of 2014, compared with $3.7 billion in the first nine months of 2013, primarily due to incremental product sales revenue of $343.5 million and $2,184.9 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the third quarter and first nine months of 2014, respectively, partially offset by (i) a negative impact from divestitures and discontinuations of $81.7 million, in the aggregate, in the third quarter of 2014, and a negative impact from divestitures, discontinuations and supply interruptions of $226.1 million, in the aggregate, in the first nine months of 2014, (ii) a decrease in product sales of $33.7 million and $141.2 million in the third quarter and first nine months of 2014, respectively, due to the impact of generic competition in the Developed Markets segment, and (iii) a negative foreign currency impact on the existing business of $24.9 million and $56.6 million in the third quarter and first nine months of 2014, respectively. Excluding the items described above, we realized incremental product sales revenue of $313.3 million and $498.3 million in the third quarter and first nine months of 2014, respectively, related to growth from the remainder of the existing business. The above changes in revenues are further described below under “Results of Operations — Revenues by Segment”.
As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to both direct and indirect customers. Provision balances relating to estimated amounts payable to direct customers are netted against accounts receivable, and balances relating to indirect customers are included in accrued liabilities. The provisions recorded to reduce gross product sales to net product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
($ in millions)	$	$	$	$
Gross product sales	2,980.2	2,108.6	8,180.3	5,011.8
Provisions to reduce gross product sales to net product sales	957.3	602.2	2,312.2	1,403.0
Net product sales	2,022.9	1,506.4	5,868.1	3,608.8
Percentage of provisions to gross sales	32%	29%	28%	28%
Provisions as a percentage of gross sales increased to 32% for the three months ended September 30, 2014 from 29% in the prior year period. The increase was driven primarily by higher provisions for returns and rebates, including the new co-pay assistance programs for launch products including Jublia®, Luzu™, and Retin-A Micro® Microsphere 0.08% (“RAM 0.08%”), as well as increased sales of generic products and Wellbutrin XL® (to the U.S. government), which have higher rebate percentages.

Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net income attributable to Valeant Pharmaceuticals International, Inc. was $275.4 million in the third quarter of 2014, compared with net loss attributable to Valeant Pharmaceuticals International, Inc. of $973.2 million in the third quarter of 2013. Net income attributable to Valeant Pharmaceuticals International, Inc. was $378.6 million in the first nine months of 2014, compared with net loss attributable to Valeant Pharmaceuticals International, Inc. of $989.9 million in the first nine months of 2013, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $531.5 million and $1,768.7 million in the third quarter and first nine months of 2014, respectively, as further described below under “Results of Operations — Segment Profit” and (ii) a decrease in operating expenses (driven largely by higher impairment charges in the prior year), as further described below under “Results of Operations — Operating Expenses”.
Net Income (Loss) Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $1.0 million in the third quarter of 2014 and net loss attributable to noncontrolling interest was $0.5 million in the first nine months of 2014. Net income attributable to noncontrolling interest was $1.3 million in both the third quarter and first nine months of 2013. Net income (loss) attributable to noncontrolling interest is primarily related to the performance of joint ventures acquired in connection with the B&L Acquisition.
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

Revenues By Segment
The following table displays revenues by segment for the third quarters and first nine months of 2014 and 2013, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
($ in millions)	$	%	$	%	$	%	$	%	$	%	$	%
Developed Markets	1,507.9	73	1,142.7	74	365.2	32	4,409.4	74	2,722.8	73	1,686.6	62
Emerging Markets	548.3	27	399.0	26	149.3	37	1,574.1	26	983.0	27	591.1	60
Total revenues	2,056.2	100	1,541.7	100	514.5	33	5,983.5	100	3,705.8	100	2,277.7	61
Total revenues increased $514.5 million, or 33%, to $2.1 billion in the third quarter of 2014, compared with $1.5 billion in the third quarter of 2013 and increased $2.3 billion, or 61%, to $6.0 billion in the first nine months of 2014, compared with $3.7 billion in the first nine months of 2013. Approximately 50% of the growth in the third quarter of 2014 was driven by volume. The growth was mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $254.2 million and $1,628.6 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the third quarter and first nine months of 2014, respectively, primarily from (i) the 2013 acquisitions of B&L (driven by Ocuvite®/PreserVision®, Lotemax®, ReNu Multiplus®, and Biotrue® MultiPurpose Solution product sales) and (ii) the 2014 acquisitions of Solta Medical (mainly driven by Thermage CPT® system product sales) and PreCision (mainly driven by Clindagel® product sales).

This factor was partially offset by:

•
a negative impact from divestitures and discontinuations of $75.5 million in the third quarter of 2014, and a negative impact from divestitures, discontinuations and supply interruptions of $176.0 million in first nine months of 2014. The largest contributors were the divestitures of facial injectables products (filler and toxin assets) in the third quarter of 2014, the discontinuation of Maxair® and the divestiture of Buphenyl® in 2013;

•
a decrease in product sales of $33.7 million and $141.2 million, in the aggregate, in the third quarter and first nine months of 2014, respectively, due to generic competition. The decrease in the third quarter of 2014 related to a decline in sales of the Vanos® franchise and Wellbutrin® XL (Canada). The decrease in the first nine months of 2014 related to a decline in sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%), and Zovirax® franchises and Wellbutrin® XL (Canada). We anticipate a continuing decline in sales of the Vanos® franchise and Wellbutrin® XL (Canada) due to continued generic erosion. However, the rate of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions; and

•	a negative foreign currency exchange impact on the existing business of $7.7 million and $25.1 million in the third quarter and first nine months of 2014, respectively.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $233.1 million and $386.0 million in the third quarter and first nine months of 2014, respectively. For the third quarter of 2014, slightly more than half of the growth came from price. The growth for the first nine months of 2014 was driven primarily by price. The growth included higher sales of (i) Elidel®, (ii) Solodyn®, (iii) Wellbutrin XL® (U.S.), (iv) Targretin®, and (v) orphan products (Syprine® and Xenazine®). The growth also reflected higher sales from recent product launches, including the launches of Jublia®, Luzu™, and RAM 0.08%.
Emerging Markets segment:

•
the incremental product sales revenue of $89.3 million and $556.3 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the third quarter and first nine months of 2014, respectively, primarily from the 2013 acquisition of B&L (driven by ReNu Multiplus®, Ocuvite®, and Artelac™ product sales) and the 2014 acquisition of Solta Medical (mainly driven by Thermage CPT® system product sales).

This factor was partially offset by:

•
a negative impact from divestitures and discontinuations of $6.2 million in the third quarter of 2014, and a negative impact from divestitures, discontinuations and supply interruptions of $50.1 million in the first nine months of 2014, primarily from Eastern Europe and Brazil; and

•	a negative foreign currency exchange impact on the existing business of $17.2 million and $31.5 million in the third quarter and first nine months of 2014, respectively.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $80.2 million and $112.3 million in the third quarter and first nine months of 2014, respectively. The vast majority of this growth was driven by volume. The growth reflected higher sales in Russia, Southeast Asia, South Africa, and Mexico.
Segment Profit (Loss)
Segment profit (loss) is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, in-process research and development impairments and other charges and other (income) expense, are not included in the measure of segment profit (loss), as management excludes these items in assessing segment financial performance. In addition, a portion of share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.

The following table displays profit (loss) by segment for the third quarters and first nine months of 2014 and 2013, the percentage of each segment’s profit (loss) compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit (loss). Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Developed Markets	478.0	32	(328.6)	(29)	806.6	NM	1,375.3	31	106.3	4	1,269.0	NM
Emerging Markets	104.0	19	19.5	5	84.5	NM	268.1	17	63.9	7	204.2	NM
Total segment profit (loss)	582.0	28	(309.1)	(20)	891.1	NM	1,643.4	27	170.2	5	1,473.2	NM
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
NM — Not meaningful
Total segment profit increased $891.1 million to $582.0 million in the third quarter of 2014, compared with segment loss of $309.1 million in the third quarter of 2013, and increased $1.5 billion to $1.6 billion in the first nine months of 2014, compared with $170.2 million in the first nine months of 2013, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in contribution of $153.7 million and $1,096.2 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions in the third quarter and first nine months of 2014, respectively, primarily from the product sales of B&L and Solta Medical, including higher expenses for acquisition accounting adjustments related to inventory of $10.6 million and $24.1 million, in the aggregate, in the third quarter and first nine months of 2014, respectively;

•
a decrease in operating expenses (including amortization and impairments of finite-lived intangible assets) of $410.2 million in third quarter of 2014 primarily due to an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013, partially offset by the acquisitions of new businesses within the segment; and

•
a favorable impact of $122.2 million and $187.8 million related to the existing business acquisition accounting adjustments related to inventory in the third quarter and first nine months of 2013, respectively, that did not similarly occur in the third quarter and first nine months of 2014.

Those factors were partially offset by:

•
a decrease in contribution related to divestitures and discontinuations of $60.3 million in the third quarter of 2014, and a decrease in contribution related to divestitures, discontinuations and supply interruptions of $144.6 million in the first nine months of 2014;

•
a decrease in contribution of $31.5 million and $134.6 million in the third quarter and first nine months of 2014, respectively, as a result of the continued impact of generic competition. The decrease in the third quarter of 2014 related to a decline in sales of the Vanos® franchise and Wellbutrin® XL (Canada). The decrease in the first nine months of 2014 related to a decline in sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%), and Zovirax® franchises and Wellbutrin® XL (Canada);

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $89.7 million in the first nine months of 2014 primarily due to the acquisitions of new businesses within the segment, partially offset by the impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013; and

•	a negative foreign currency exchange impact on the existing business contribution of $5.9 million and $19.2 million in the third quarter and first nine months of 2014, respectively.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $220.8 million and $356.3 million in the third quarter and first nine months of 2014, respectively, driven by sales of (i) Elidel®, (ii) Solodyn®, (iii) Wellbutrin XL® (U.S.), (iv) Targretin®, and (v) orphan products (Syprine® and Xenazine®). The growth also reflected higher sales from recent product launches, including the launches of Jublia®, Luzu™, and RAM 0.08%.

Emerging Markets segment:

•
an increase in contribution of $55.2 million and $365.2 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions, in the third quarter and first nine months of 2014, respectively, primarily from the sale of B&L and Solta Medical products; and

•
a favorable impact of $27.2 million and $31.4 million related to the existing business acquisition accounting adjustments related to inventory in the third quarter and first nine months of 2013, respectively, that did not similarly occur in the third quarter and first nine months of 2014.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $45.3 million and $220.5 million in the third quarter and first nine months of 2014, respectively, primarily associated with the acquisitions of new businesses within the segment;

•
a decrease in contribution related to divestitures and discontinuations of $3.8 million in the third quarter of 2014, and a decrease in contribution related to divestitures, discontinuations and supply interruptions of $31.1 million in the first nine months of 2014; and

•	a negative foreign currency exchange impact on the existing business contribution of $10.7 million and $19.6 million in the third quarter and first nine months of 2014, respectively.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $61.9 million and $78.4 million in the third quarter and first nine months of 2014, respectively. The growth reflected higher sales in Russia, Southeast Asia, South Africa, and Mexico.
Operating Expenses
The following table displays the dollar amount of each operating expense category for the third quarters and first nine months of 2014 and 2013, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014		2013		Change		2014		2013		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	545.8	27	560.8	36	(15.0)	(3)	1,619.5	27	1,128.9	30	490.6	43
Cost of other revenues	15.0	1	14.4	1	0.6	4	45.3	1	44.3	1	1.0	2
Selling, general and administrative	504.1	25	355.7	23	148.4	42	1,501.8	25	854.9	23	646.9	76
Research and development	59.1	3	49.0	3	10.1	21	186.9	3	97.3	3	89.6	92
Amortization and impairments of finite-lived intangible assets	393.1	19	910.2	59	(517.1)	(57)	1,113.9	19	1,540.0	42	(426.1)	(28)
Restructuring, integration and other costs	61.7	3	243.1	16	(181.4)	(75)	337.4	6	345.7	9	(8.3)	(2)
In-process research and development impairments and other charges	19.9	1	124.0	8	(104.1)	(84)	40.3	1	128.8	3	(88.5)	(69)
Acquisition-related costs	1.6	—	8.6	1	(7.0)	(81)	3.7	—	24.4	1	(20.7)	(85)
Acquisition-related contingent consideration	4.0	—	(35.0)	(2)	39.0	NM	14.8	—	(33.5)	(1)	48.3	NM
Other (income) expense	(232.0)	(11)	202.4	13	(434.4)	NM	(275.7)	(5)	208.0	6	(483.7)	NM
Total operating expenses	1,372.3	67	2,433.2	158	(1,060.9)	(44)	4,587.9	77	4,338.8	117	249.1	6
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold decreased $15.0 million, or 3%, to $545.8 million in the third quarter of 2014, compared with $560.8 million in the third quarter of 2013, and increased $490.6 million, or 43%, to $1.6 billion in the first nine months of 2014, compared with $1.1 billion in the first nine months of 2013. As a percentage of revenue, Cost of goods sold decreased to 27% in both the third quarter and first nine months of 2014, as compared to 36% and 30% for the third quarter and first nine months of 2013, respectively, primarily due to:

•
the impact of lower acquisition accounting adjustments of $137.2 million and $197.3 million in the third quarter and first nine months of 2014, respectively, primarily related to the fair value step-up for acquired inventory from the B&L and Medicis acquisitions which was expensed in the third quarter and first nine months of 2013 that did not similarly occur in the third quarter and first nine months of 2014; and

•	a favorable impact from product mix driven by new product launches, including Jublia®, Luzu™, and RAM 0.08%. These products have a higher gross profit margin than our overall margin.
Those factors were partially offset by:

•
an unfavorable impact from product mix related to (i) the product portfolio acquired as part of the B&L Acquisition and (ii) decreased sales of certain products in the Developed Markets segment due to generic competition (as described above) which have a higher gross profit margin than our overall margin.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $148.4 million, or 42%, to $504.1 million in the third quarter of 2014, compared with $355.7 million in the third quarter of 2013, and increased $646.9 million, or 76%, to $1.5 billion in the first nine months of 2014, compared with $854.9 million in the first nine months of 2013, primarily due to increased expenses in our Developed Markets segment ($106.8 million and $487.2 million in the third quarter and first nine months of 2014, respectively) and Emerging Markets segment ($33.8 million and $157.8 million in the third quarter and first nine months of 2014, respectively), primarily driven by the acquisitions of new businesses within each segment, including the B&L Acquisition, partially offset by the realization of cost synergies related primarily to headcount reductions.
As a percentage of revenue, Selling, general and administrative expenses increased to 25% in both the third quarter and first nine months of 2014, respectively, as compared to 23% in both the third quarter and first nine months of 2013, primarily due to (i) costs incurred related to the B&L Acquisition, (ii) higher expenses related to recent and upcoming product launches, including the recent launches of Jublia®, Luzu™, and RAM 0.08%, (iii) expenses associated with sales force expansion for the dermatology and dental businesses, and (iv) higher share-based compensation expenses. See note 12 to the unaudited consolidated financial statements for additional information related to share-based compensation.
Research and Development Expenses
Research and development expenses increased $10.1 million, or 21%, to $59.1 million in the third quarter of 2014, compared with $49.0 million in the third quarter of 2013, and increased $89.6 million, or 92%, to $186.9 million in the first nine months of 2014, compared with $97.3 million in the first nine months of 2013, primarily due to spending on programs acquired in the B&L Acquisition, including latanoprostene bunod, Lotemax® life cycle programs, and brimonidine, partially offset by lower spending on Jublia® (efinaconazole 10% topical solution). In June 2014, the U.S. Food and Drug Administration approved the New Drug Application for Jublia®, and the product was launched. See note 3 to the unaudited consolidated financial statements for additional information relating to the B&L Acquisition.
Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets decreased $517.1 million, or 57%, to $393.1 million in the third quarter of 2014, compared with $910.2 million in the third quarter of 2013, and decreased $426.1 million, or 28%, to $1.1 billion in the first nine months of 2014, compared with $1.5 billion in the first nine months of 2013, primarily due to (i) a decrease of $578.1 million and $631.1 million for ezogabine/retigabine in the third quarter and first nine months of 2014, respectively, due to the impairment charge of $551.6 million recognized in the third quarter of 2013 (which also resulted in lower amortization expense in the current year), (ii) impairment charges of $31.5 million recognized in the first nine months of 2013 related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia, and (iii) a $22.2 million write-off recognized in the first quarter of 2013 related to the Opana® intangible asset, partially offset by (iv) an increase in amortization of the B&L and Solta Medical identifiable intangible assets of $43.1 million and $227.4 million, in the aggregate, in the third quarter and first nine months of 2014, respectively, and (v) a $32.4 million write-off in the third quarter of 2014 of the Grifulvin® intangible asset.

As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration and other costs of $61.7 million and $337.4 million in the third quarter and first nine months of 2014, respectively, primarily related to the B&L, PreCision and Solta Medical acquisitions. Refer to note 6 of notes to unaudited consolidated financial statements for further details.
In-Process Research and Development Impairments and Other Charges
In the third quarter and first nine months of 2014, we recognized in-process research and development charges of $19.9 million and $40.3 million, respectively, primarily related to (i) the write-off of an IPR&D asset of $12.5 million in the third quarter of 2014 related to analysis of Phase 2 study data for a dermatological product candidate acquired in the December 2012 Medicis acquisition, (ii) an up-front payment of $12.0 million made in connection with an amendment to a license and distribution agreement with a third party in the first quarter of 2014, and (iii) payments to third parties associated with the achievement of specific developmental and regulatory milestones under our research and development programs, including Jublia®, in the second quarter of 2014.
In the third quarter of 2013, we recognized in-process research and development charges of $124.0 million primarily due to the write-off of (i) $93.8 million of IPR&D assets related to the modified-release formulation of ezogabine/retigabine and (ii) $27.3 million of IPR&D assets acquired by Valeant as part of the Aton Pharma, Inc. acquisition in May 2010, mainly related to the termination of the A007 (Lacrisert®) development program.
Acquisition-Related Costs
Acquisition-related costs decreased $7.0 million, or 81%, to $1.6 million in the third quarter of 2014, compared with $8.6 million in the third quarter of 2013, and decreased $20.7 million, or 85%, to $3.7 million in the first nine months of 2014, compared with $24.4 million in the first nine months of 2013, reflecting higher expenses incurred in the third quarter and first nine months of 2013 related to the B&L, Obagi Medical Products, Inc. (“Obagi”) and Natur Produkt International, JSC (“Natur Produkt”) acquisitions, as well as other acquisitions, partially offset by acquisition activities in the third quarter and first nine months of 2014, primarily related to the PreCision and Solta Medical acquisitions. Refer to note 3 of notes to unaudited consolidated financial statements for additional information regarding business combinations.
Acquisition-Related Contingent Consideration
In the third quarter and first nine months of 2014, we recognized an acquisition-related contingent consideration loss of $4.0 million and $14.8 million, respectively. The net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”).
In the third quarter and first nine months of 2013, we recognized an acquisition-related contingent consideration gain of $35.0 million and $33.5 million, respectively. The net gain was primarily driven by a net gain related to the Elidel®/Xerese®/Zovirax® agreement. As a result of analysis in the third quarter of 2013 of performance trends since the launch of a generic Zovirax® ointment in April 2013, we adjusted the projected revenue forecast, resulting in an acquisition-related contingent consideration net gain of $25.6 million and $23.8 million in the third quarter and first nine months of 2013, respectively. Also contributing to the acquisition-related contingent net gain was a net gain of $6.9 million, which resulted from the termination, in the third quarter of 2013, of the A007 (Lacrisert®) development program, which impacted the probability associated with potential milestone payments.
Other (Income) Expense
We recognized other income of $232.0 million and $275.7 million in the third quarter and first nine months of 2014, respectively, primarily related to (i) a net gain of $323.9 million related to the divestiture of filler and toxin assets in the third quarter of 2014 and (ii) the reversal of a $50.0 million reserve related to the AntiGrippin® litigation in the first quarter of 2014, partially offset by (iii) a net loss of $58.5 million related to the divestiture of Metronidazole 1.3% in the third quarter of 2014, (iv) a post-combination expense of $20.4 million in the third quarter of 2014 related to the acceleration of unvested stock options for PreCision employees, and (v) a loss on sale of $8.8 million related to the divestiture of the generic tretinoin product rights in the third quarter of 2014, acquired in the PreCision acquisition. Refer to note 4, note 18 and note 3 of notes to unaudited consolidated financial statements for further details related to the divestitures of filler and toxin assets and Metronidazole 1.3%, the AntiGrippin® litigation and the acquisition of PreCision, respectively.
We recognized other expense of $202.4 million and $208.0 million in the third quarter and first nine months of 2013, respectively, primarily due to (i) a charge of $142.5 million in the third quarter of 2013 related to a settlement agreement with Anacor Pharmaceuticals, Inc. and (ii) a post-combination expense of $52.8 million, in the aggregate, related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition. Refer to note 3 of notes to unaudited consolidated financial statements for further details related to the B&L Acquisition.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the third quarters and first nine months of 2014 and 2013 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
($ in millions; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	0.8	2.8	(2.0)	(71)	3.8	5.4	(1.6)	(30)
Interest expense	(258.4)	(249.3)	(9.1)	4	(746.1)	(581.4)	(164.7)	28
Loss on extinguishment of debt	—	(8.2)	8.2	(100)	(93.7)	(29.6)	(64.1)	NM
Foreign exchange and other	(53.0)	5.1	(58.1)	NM	(63.0)	(3.5)	(59.5)	NM
Gain on investments, net	3.4	—	3.4	NM	5.9	5.8	0.1	2
Total non-operating expense	(307.2)	(249.6)	(57.6)	23	(893.1)	(603.3)	(289.8)	48
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $9.1 million, or 4%, to $258.4 million in the third quarter of 2014, compared with $249.3 million in the third quarter of 2013 and increased $164.7 million, or 28%, to $746.1 million in the first nine months of 2014, compared with $581.4 million in the first nine months of 2013. The increase in the first nine months of 2014 was primarily due to an increase of $183.6 million, in the aggregate, related to higher debt balances, driven by the borrowings in the third quarter of 2013 in conjunction with the B&L Acquisition, partially offset by a decrease of $12.4 million, in the aggregate, related to the non-cash amortization and write-off of debt discounts and debt issuance costs.
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
In the third quarter and first nine months of 2013, we recognized losses of $8.2 million and $29.6 million, respectively, related primarily to (i) the repricing of our Series D tranche B term loan facility and our Series C tranche B term loan facility on February 21, 2013 and (ii) the redemption of 9.875% senior notes assumed in connection with the B&L Acquisition in the third quarter of 2013 (see note 3 to unaudited consolidated financial statements for additional information).
Foreign Exchange and Other
In the third quarter and first nine months of 2014, we recognized foreign exchange and other losses of $53.0 million and $63.0 million, respectively, primarily due to a foreign exchange loss on a euro-denominated intercompany loan in the third quarter of 2014.

Gain on Investments, Net
In the third quarter and first nine months of 2014, we recognized gain on investment, net of $3.4 million and $5.9 million, respectively. The gain on investment, net in both periods was primarily driven by a realized gain of $3.4 million on the sale of available-for-sale equity securities (see note 7 to unaudited consolidated financial statements for additional information).
In the first nine months of 2013, we recognized gain on investment, net of $5.8 million. The gain on investment, net was primarily driven by a realized gain of $4.0 million on the sale of an equity investment assumed in connection with the Medicis Acquisition in December 2012.
Income Taxes
The following table displays the dollar amounts of the current and deferred provision (recovery of) for income taxes in the third quarters and first nine months of 2014 and 2013 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
($ in millions; Expense (Income))	$	$	$	%	$	$	$	%
Current income tax expense	25.7	16.4	9.3	57	61.2	38.5	22.7	59
Deferred income tax expense (recovery)	74.6	(185.6)	260.2	NM	63.2	(286.2)	349.4	NM
Total provision (recovery of) for income taxes	100.3	(169.2)	269.5	NM	124.4	(247.7)	372.1	NM
____________________________________
NM — Not meaningful
In the three-month period ended September 30, 2014, we recognized an income tax expense of $100.3 million, comprised of $101.4 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax benefit of $1.1 million related to Canadian income taxes. In the nine-month period ended September 30, 2014, we recognized an income tax expense of $124.4 million, comprised of $130.7 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax benefit of $6.3 million related to Canadian income taxes. In the three-month period ended September 30, 2014, our effective tax rate was different from our statutory Canadian tax rate due to (i) tax expense generated from our annualized mix of earnings by jurisdiction, (ii) a tax benefit on losses in Canada associated with unrealized gains in other comprehensive (loss) income, (iii) tax expense of $97.2 million associated with the divestiture of filler and toxin assets to Galderma, and (iv) tax benefit of $22.2 million related to the U.S. Federal tax return filing update to the prior year estimate of taxes. In addition to the points noted immediately above, the nine-month period ended September 30, 2014 was also impacted by (i) tax expense incurred in the first quarter of 2014 of approximately $13.3 million, associated with an out-of-period adjustment for the tax impacts of intercompany profit in ending inventory and (ii) a tax benefit of approximately $20.4 million, inclusive of an out of period adjustment of $15.9 million, associated with the adjustment of various uncertain tax positions previously accrued by us in the second quarter of 2014. Management does not believe that these adjustments are material to the current or prior periods.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table displays a summary of selected measures of our financial condition as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014	As of December 31, 2013	Change
($ in millions; Asset (Liability))	$	$	$	%
Cash and cash equivalents	808.8	600.3	208.5	35
Long-lived assets(1)	22,388.6	23,834.5	(1,445.9)	(6)
Total debt, including current portion	(16,274.9)	(17,367.7)	1,092.8	(6)
__________________

(1)Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents increased $208.5 million, or 35%, to $808.8 million as of September 30, 2014, which primarily reflected the following sources of cash:

•	$1.5 billion in operating cash flows; and

•
$1.5 billion of net cash proceeds from divestitures primarily related to the divestitures of filler and toxin assets in July 2014. Refer to note 4 to the unaudited consolidated financial statements for additional information.

Those factors were partially offset by the following uses of cash:

•	$1.2 billion in net repayments, in the aggregate, under our senior secured credit facilities in the first nine months of 2014;

•
$1.1 billion paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the PreCision and Solta Medical acquisitions in the first nine months of 2014;

•	purchases of property, plant and equipment of $211.2 million;

•
contingent consideration payments within financing activities of $96.6 million primarily related to the OraPharma Topco Holdings, Inc. acquisition in June 2012, the Eisai (Targretin®) acquisition in February 2013 and the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011;

•
$75.9 million payment related to the investment in PS Fund 1, LLC (“PS Fund 1”), a newly formed company jointly owned by Pershing Square Capital Management, L.P. (“Pershing Square”) and Valeant in connection with a merger proposal to the Board of Directors of Allergan. Refer to note 20 to the unaudited consolidated financial statements for additional information;

•	$38.5 million of employee withholding taxes paid in connection with the exercise of share-based awards; and

•
$21.0 million related to debt issue costs paid primarily due to the refinancing of our Series E tranche B term loan facility in February 2014 (as described below under “Financial Condition, Liquidity and Capital Resources — Financial Assets (Liabilities)”).

Long-Lived Assets
Long-lived assets decreased $1.4 billion, or 6%, to $22.4 billion as of September 30, 2014, primarily due to:

•	the depreciation of property, plant and equipment and amortization of intangible assets of $1.2 billion, in the aggregate;

•
a reduction of the carrying amount of intangible assets and goodwill of $1.0 billion and $91.0 million, in the aggregate, related to the divestitures of (i) filler and toxin assets and (ii) Metronidazole 1.3%, respectively, which were divested in July 2014. Refer to note 4 to the unaudited consolidated financial statements for additional information; and

•	a negative foreign currency exchange impact of $431.8 million.
Those factors were partially offset by:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2014 acquisitions of $1.0 billion, in the aggregate, primarily related to the PreCision and Solta Medical acquisitions; and

•	purchases of property, plant and equipment of $211.2 million.
Long-Term Debt
Long-term debt (including the current portion) decreased $1.1 billion, or 6%, to $16.3 billion, primarily due to repayments under our (i) Series A-1, Series A-2 and Series A-3 of tranche A term loan facilities, (ii) Series E-1 tranche B term loan facility, and (iii) Series D-2 and Series C-2 of tranche B term loan facilities.
Cash Flows

Our primary sources of cash include: cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, funding ongoing operations, interest and principal payments, securities repurchases and restructuring activities. The following table displays cash flow information for the third quarters and first nine months of 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
($ in millions)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	618.7	201.7	417.0	NM	1,479.0	762.1	716.9	94
Net cash provided by (used in) investing activities	756.3	(4,469.2)	5,225.5	NM	105.8	(5,235.8)	5,341.6	NM
Net cash (used in) provided by financing activities	(1,082.1)	2,318.4	(3,400.5)	NM	(1,361.4)	4,158.6	(5,520.0)	NM
Effect of exchange rate changes on cash and cash equivalents	(15.3)	6.0	(21.3)	NM	(14.9)	(4.7)	(10.2)	NM
Net increase (decrease) in cash and cash equivalents	277.6	(1,943.1)	2,220.7	NM	208.5	(319.8)	528.3	NM
Cash and cash equivalents, beginning of period	531.2	2,539.4	(2,008.2)	(79)	600.3	916.1	(315.8)	(34)
Cash and cash equivalents, end of period	808.8	596.3	212.5	36	808.8	596.3	212.5	36
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $417.0 million to $618.7 million in the third quarter of 2014, compared with $201.7 million in the third quarter of 2013, primarily due to:

•	the inclusion of cash flows in the third quarter of 2014 from all 2013 acquisitions, primarily the B&L Acquisition, as well as all 2014 acquisitions; and

•
incremental cash flows from the continued growth of the existing business, including new product launches, partially offset by a decrease in contribution of $31.5 million in the third quarter of 2014 related to the lower sales of the Vanos® franchise and Wellbutrin® XL (Canada) as a result of generic competition.

Those factors were partially offset by:

•
an increased investment in working capital of $69.4 million in the third quarter of 2014, primarily related to (i) an increase in receivables driven by higher gross sales and product mix and (ii) the impact of changes related to timing of payments, including interest, severance, and integration payments, and receipts in the ordinary course of business, partially offset by an increase in accrued liabilities due to higher sales reserves.

Net cash provided by operating activities increased $716.9 million, or 94%, to $1.5 billion in the first nine months of 2014, compared with $762.1 million in the first nine months of 2013, primarily due to:

•	the inclusion of cash flows in the first nine months of 2014 from all 2013 acquisitions, primarily the B&L and Obagi acquisitions, as well as all 2014 acquisitions; and

•
incremental cash flows from the continued growth of the existing business, including new product launches, partially offset by a decrease in contribution of $134.6 million in the first nine months of 2014 related to the lower sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%), and Zovirax® franchises and Wellbutrin® XL (Canada) as a result of generic competition.

Those factors were partially offset by:

•	higher payments of $147.9 million related to restructuring, integration and other costs in the first nine months of 2014; and

•
an increased investment in working capital of $146.7 million in the first nine months of 2014, primarily related to (i) an increase in receivables driven by higher gross sales and product mix and (ii) the impact of changes related to timing of payments, including interest, severance, and integration payments, and receipts in the ordinary course of business, partially offset by an increase in accrued liabilities due to higher sales reserves.

Investing Activities

Net cash provided by investing activities was $756.3 million in the third quarter of 2014, compared with the net cash used in investing activities of $4.5 billion in the third quarter of 2013, reflecting an increase of $5.2 billion, primarily due to:

•
an increase of $3.8 billion, in the aggregate, related to higher purchases of businesses (net of cash acquired) and intangible assets in the prior year, driven mainly by the August 2013 B&L Acquisition; and

•
an increase of $1.5 billion, related to higher proceeds from the sale of assets and businesses, net of costs to sell, primarily attributable to the cash proceeds of approximately $1.4 billion for the divestiture of filler and toxin assets to Galderma in the third quarter of 2014.

Net cash provided by investing activities was $105.8 million in the first nine months of 2014, compared with the net cash used in investing activities of $5.2 billion in the first nine months of 2013, reflecting an increase of $5.3 billion, primarily due to:

•
an increase of $4.1 billion, in the aggregate, related to higher purchases of businesses (net of cash acquired) and intangible assets in the prior year, driven mainly by the August 2013 B&L Acquisition; and

•
an increase of $1.5 billion, related to higher proceeds from the sale of assets and businesses, net of costs to sell, primarily attributable to the cash proceeds of approximately $1.4 billion for the divestiture of filler and toxin assets to Galderma in the third quarter of 2014.

Those factors were partially offset by:

•	a decrease of $159.5 million related to higher purchases of property, plant and equipment; and

•
a decrease of $75.9 million related to the investment in the PS Fund 1, a newly formed company jointly owned by Pershing Square and Valeant, formed in connection with a merger proposal to the Board of Directors of Allergan.

Financing Activities
Net cash used in financing activities was $1.1 billion in the third quarter of 2014, compared with the net cash provided by financing activities of $2.3 billion in the third quarter of 2013, reflecting a decrease of $3.4 billion, primarily due to:

•	a decrease of $3.4 billion related to borrowings under our senior secured credit facilities primarily due to the borrowings in the third quarter of 2013 in connection with the B&L Acquisition;

•	a decrease related to net proceeds of $3.2 billion from the issuance of senior notes in the third quarter of 2013; and

•
a decrease of $1.0 billion related to higher repayments under our senior secured credit facilities in the third quarter of 2014. Refer to note 10 to the unaudited consolidated financial statements for additional information.

Those factors were partially offset by:

•
an increase of $4.2 billion related to the repayment of long-term debt assumed in connection with the B&L Acquisition in the third quarter of 2013 that did not similarly occur in the third quarter of 2014.

Net cash used in financing activities was $1.4 billion in the first nine months of 2014, compared with the net cash provided by financing activities of $4.2 billion in the first nine months of 2013, reflecting a decrease of $5.5 billion, primarily due to:

•
a decrease of $3.4 billion related to borrowings under our senior secured credit facilities in the third quarter of 2014 primarily due to the borrowings in the third quarter of 2013 in connection with the B&L Acquisition;

•	a decrease related to net proceeds of $3.2 billion from the issuance of senior notes in the third quarter of 2013;

•	a decrease of $2.3 billion related to the net proceeds from the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition; and

•
a decrease of $1.2 billion related to the higher repayments under our senior secured credit facilities in the first nine months of 2014, primarily driven by the principal payments of $1.0 billion, in the aggregate, in the third quarter of 2014. Refer to note 10 to the unaudited consolidated financial statements for additional information.

Those factors were partially offset by:

•
an increase of $4.2 billion related to the repayment of long-term debt assumed in connection with the B&L Acquisition in the third quarter of 2013 that did not similarly occur in the third quarter of 2014;

•
an increase of $233.6 million related to the repayments of long-term debt assumed in connection with the Medicis acquisition in the first nine months of 2013 that did not similarly occur in the first nine months of 2014;

•	an increase of $59.5 million related to the lower debt issue costs paid in the first nine months of 2014 due to the lower refinancing activities in the first nine months of 2014;

•	an increase of $55.6 million related to the repurchases of common shares in the first nine months of 2013 that did not similarly occur in the first nine months of 2014; and

•
an increase of $37.6 million related to the repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition in the first nine months of 2013 that did not similarly occur in the first nine months of 2014.

Debt
See note 10 to the unaudited consolidated financial statements for detailed information regarding our long-term debt and any transactions described below.
On February 6, 2014, we and certain of our subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the Series E tranche B term loans (the “Series E Tranche B Term Loan Facility”) by the issuance of $2.95 billion in new term loans (the “Series E-1 Tranche B Term Loan Facility”). Term loans under our Series E Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series E-1 Tranche B Term Loan Facility and proceeds from the additional Series A-3 tranche A term loans issuance (the “Series A-3 Tranche A Term Loan Facility”) described below. In connection with this transaction, we recognized a loss on extinguishment of debt of $93.7 million in the three-month period ended March 31, 2014.
Concurrently, on February 6, 2014, we and certain of our subsidiaries as guarantors entered into a joinder agreement for the issuance of $225.6 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. Proceeds from this transaction were used to repay part of the term loans outstanding under the Series E Tranche B Term Loan Facility.
On October 15, 2014, Valeant redeemed all of the outstanding $500.0 million aggregate principal amount of its 6.75% senior notes due 2017 (the “2017 Notes”) for $518.2 million, including a call premium of $16.9 million, plus accrued and unpaid interest, and satisfied and discharged the 2017 Notes indenture, solely with respect to the 2017 Notes (the 7.00% senior notes due 2020, issued under the same indenture, remain outstanding at this time).
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our Senior Secured Credit Facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $6.2 billion and total liabilities of $2.3 billion as of September 30, 2014, and net revenues of $1.5 billion and net earnings from operations of $413.4 million for the nine-month period ended September 30, 2014.
Our primary sources of liquidity are our cash, cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have commitments approximating $100 million for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions, including the proposed merger with Allergan (see note 20 to the unaudited consolidated financial statements for information regarding our proposed merger with Allergan), or for other general corporate purposes. Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB- for Standard and Poor’s. A downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of September 30, 2014, we were in compliance with all of our covenants related to our outstanding debt. As of September 30, 2014, our short-term portion of long-term debt of $690.6 million, in the aggregate, primarily consisted of (i) the 2017 Notes redeemed in October 2014 (as described above) and (ii) the term loans outstanding under the Senior Secured Credit Facilities, due in quarterly installments. We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities as they become due.

Securities Repurchase Programs
See note 11 to the unaudited consolidated financial statements for detailed information regarding our various securities repurchase programs.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest as of September 30, 2014:

	Payments Due by Period
	Total	2014	2015 and 2016	2017 and 2018	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest(1)	21,725.9	728.6	2,623.2	5,684.5	12,689.6
___________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.
On October 15, 2014, we redeemed all of the outstanding $500.0 million aggregate principal amount of our 6.75% senior notes due 2017. Refer to note 10 to the unaudited consolidated financial statements titled “LONG-TERM DEBT” for further information.
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
At October 21, 2014, we had 335,672,637 issued and outstanding common shares. In addition, as of October 21, 2014, we had outstanding 8,012,556 stock options and 848,725 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,160,441 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 2,827,136 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Recently Issued Accounting Standards, Not Adopted as of September 30, 2014
In May 2014, the Financial Accounting Standard Board (“FASB”) and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. We are in the process of evaluating the impact of adoption of this guidance on our financial position and results of operations.
In August 2014, the FASB issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have any impact on our financial position and results of operations and, as this time, we do not expect any impact on our disclosures.
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
 Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “seek“, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•
factors relating to our ability to achieve all of the estimated synergies from our acquisitions as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

•
the ultimate outcome of any possible transaction between the Company and Allergan, Inc. (“Allergan”), including the ultimate removal or the failure to render inapplicable the obstacles to consummation of such transaction, or the possibility that the Company will not continue to pursue a transaction with Allergan and factors relating to the time, resources and efforts expended in pursuing a transaction with Allergan;

•	ability to obtain regulatory approvals and meet other closing conditions to the proposed Allergan transaction, including all necessary stockholder approvals, on a timely basis;

•
if a transaction between the Company and Allergan occurs, the ultimate outcome and results of integrating the operations of the Company and Allergan, the ultimate outcome of the Company’s pricing and operating strategy applied to Allergan and the ultimate ability to realize synergies;

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

•	interest rate risks associated with our floating rate debt borrowings;

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
Interest Rate Risk
As of September 30, 2014, we had $9.7 billion and $6.7 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of September 30, 2014 was $10.1 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $316.6 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $220.6 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $43.8 million in our consolidated statements of income (loss) and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the nine-month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three-month period ended September 30, 2014:

Period	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan(1)
				(In millions)
July 1, 2014 to July 31, 2014	—	$—	—	$1,500
August 1, 2014 to August 31, 2014	—	$—	—	$1,500
September 1, 2014 to September 30, 2014	200	$130.43	—	$1,500
__________________

(1)
On November 21, 2013, our Board of Directors authorized the repurchase of up to $1.5 billion of convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law (the “2013 Securities Repurchase Program”). The 2013 Securities Repurchase Program will terminate on November 21, 2014 or at such time as the Company completes its purchases. During the three-month period ended September 30, 2014, we did not make any repurchases of our senior notes or common shares under the 2013 Securities Repurchase Program.

(2)	Includes 200 shares purchased (subsequently cancelled) under the employee stock purchase program. Such purchases were not made under the 2013 Securities Repurchase Program.

(3)	The average price paid per share excludes any broker commissions.
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

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: October 24, 2014	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: October 24, 2014	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
___________________________________

*	Filed herewith.