Form 10-K
period 2014-12-31
Valeant Pharmaceuticals International, Inc.
filed 2015-02-25
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-14956
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA, CANADA State or other jurisdiction of incorporation or organization	98-0448205 (I.R.S. Employer Identification No.)
2150 St. Elzéar Blvd. West Laval, Quebec Canada, H7L 4A8 (Address of principal executive offices)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $37,219,586,000 based on the last reported sale price on the New York Stock Exchange on June 30, 2014.
The number of outstanding shares of the registrant’s common stock as of February 18, 2015 was 336,202,718.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2015 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

TABLE OF CONTENTS

GENERAL INFORMATION

i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” and “US$” are to United States dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2014.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: ACANYA®, AFEXA®, AKREOS®, ANTI-ANGIN®, ANTIGRIPPIN®, ARESTIN®, ATRALIN®, B&L®, B+L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB ULTRA®, BEDOYECTA®, BENZACLIN®, BESIVANCE®, BIAFINE®, BIOTRUE®, BIOVAIL®, BOSTON®, CALADRYL®, CARAC®, CARDIZEM®, CEFZIL®, CERAVE®, CESAMET®, CLEAR + BRILLIANT®, CLINDAGEL®, CLODERM®, COLD-FX®, COLDSORE-FX®, COMFORTMOIST®, CONDITION & ENHANCE®, CORTAID®, CRYSTALENS®, DERMAGLOW®, DERMIK®, DIASTAT®, DIFFLAM®, DURACEF®, DUROMINE®, DURO-TUSS®, EFUDEX®, ELASTIDERM®, ENVISTA®, ERTACZO®, FRAXEL®, HYPERGEL™, JUBLIA®, LACRISERT®, LIPOSONIX®, LOCOID®, LODALIS™, LOTEMAX®, LUZU®, MEDICIS®, MEGACE®, MEPHYTON®, METERMINE®, MOISTURESEAL®, MONOPRIL®, NU-DERM®, OBAGI®, OBAGI CLENZIDERM®, OBAGI-C®, OBAGI NU-DERM®, OCUVITE®, ONSET DERMATOLOGICS®, ORTHO DERMATOLOGICS®, POTIGA®, PRESERVISION®, PROLENSA®, PUREVISION®, PURPOSE®, RENU®, RENU MULTIPLUS®, RETIN-A®, RETIN-A MICRO®, RIKODEINE®, SHOWER TO SHOWER®, SOFLENS®, SOLODYN®, SOLTA MEDICAL®, STELLARIS®, SYPRINE®, TARGRETIN®, THERMAGE®, THERMAGE CPT®, TIAZAC®, VALEANT®, VALEANT V & DESIGN®, VALEANT PHARMACEUTICALS & DESIGN®, VANOS®, VESNEO™, VICTUS®, XENAZINE®, ZIANA®, and ZYCLARA®.
WELLBUTRIN®, WELLBUTRIN XL® and ZOVIRAX® are trademarks of The GlaxoSmithKline Group of Companies and are used by us under license. ULTRAM® is a trademark of Johnson & Johnson and is used by us under license. MVE® is a registered trademark of DFB Technology Ltd. and is used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. VISUDYNE® is a registered trademark of Novartis Pharma AG and is used by us under license. BENSAL HP® is a registered trademark and is used by us under license from SMG Pharmaceuticals, LLC. EMERADE® is a registered trademark of Medeca Pharma AB and is used by us under license from Namtall AB.
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
 These forward-looking statements relate to, among other things: the expected benefits of our acquisitions and other transactions (including the proposed acquisition of Salix Pharmaceuticals, Ltd. (“Salix”)), such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
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

•	the challenges and difficulties associated with managing the rapid growth of our Company and a large complex business;

•	our ability to retain, motivate and recruit executives and other key employees;

•	the introduction of products that compete against our products that do not have patent or data exclusivity rights;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•	our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the acquisition and integration of the companies, businesses and products acquired by the Company, such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations, as well as risks associated with the acquired companies, businesses and products;

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

•
factors relating to our proposed acquisition of Salix, including our ability to consummate such transaction on a timely basis, if at all; the impact of substantial additional debt on our financial condition and results of operations; our ability to effectively and timely integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this proposed transaction; and, once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans;

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

•
our future cash flow, our ability to service and repay our existing debt, our ability to raise additional funds, if needed, and any restrictions that are or may be imposed as a result of our current and future indebtedness, in light of our current and projected levels of operations, acquisition activity and general economic conditions;

•	any downgrade by rating agencies in our corporate credit ratings, which may impact, among other things, our ability to raise additional debt capital and implement elements of our growth strategy;

•	interest rate risks associated with our floating rate debt borrowings;

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

•	the introduction of generic competitors of our branded products;

•	our ability to obtain and maintain sufficient intellectual property rights over our products and defend against challenges to such intellectual property;

•	the outcome of legal proceedings, arbitrations, investigations and regulatory proceedings;

•
the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or withdrawals of products from the market;

•
the availability of and our ability to obtain and maintain adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third party insurance or self-insurance;

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the U.S. Food and Drug Administration, Health Canada and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

•	our ability to obtain components, raw materials or finished products supplied by third parties and other manufacturing and related supply difficulties, interruptions and delays;

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•	the seasonality of sales of certain of our products;

•	declines in the pricing and sales volume of certain of our products that are distributed or marketed by third parties, over which we have no or limited control;

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

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

v

PART I
Item 1.    Business
Biovail Corporation (“Biovail”) was formed under the Business Corporations Act (Ontario) on February 18, 2000, as a result of the amalgamation of TXM Corporation and Biovail Corporation International. Biovail was continued under the Canada Business Corporations Act (the “CBCA”) effective June 29, 2005. In connection with the acquisition of Valeant Pharmaceuticals International (“Valeant”) in September 2010, Biovail was renamed “Valeant Pharmaceuticals International, Inc.”
Effective August 9, 2013, we continued from the federal jurisdiction of Canada to the Province of British Columbia, meaning that we became a company registered under the laws of the Province of British Columbia as if we had been incorporated under the laws of the Province of British Columbia. As a result of this continuance, our legal domicile became the Province of British Columbia, the Canada Business Corporations Act ceased to apply to us and we became subject to the British Columbia Business Corporations Act.
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
Business Strategy
Our strategy is to focus our business on core geographies and therapeutic classes that offer attractive growth opportunities while maintaining our lower selling, general and administrative cost model and decentralized operating structure. We have an established portfolio of durable products with a focus in the eye health and dermatology therapeutic areas. We believe these products have the potential for strong operating margins and solid growth and are particularly attractive for a number of reasons including:

•	They are largely cash pay, or are reimbursed through private insurance, and, as a result, are less dependent on increasing government reimbursement pressures than other products;

•	They tend to have established brand names and do not rely primarily on patent or regulatory exclusivity;

•	They tend to have the potential for line extensions and life-cycle management programs; and

•	They tend to be smaller on an individual basis, and therefore typically not the focus of larger pharmaceutical companies.
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
The growth of our business is further augmented through our lower risk, output-focused research and development model. This model allows us to advance certain development programs to drive future commercial growth, while minimizing our research and development expense. This is achieved primarily by:

•	focusing on innovation through our internal research and development, acquisitions, and in-licensing;

•	focusing on productivity through measures such as leveraging industry overcapacity and outsourcing commodity services;

•	focusing on critical skills and capabilities needed to bring new technologies to the market;

•	pursuing life-cycle management programs for currently marketed products to increase such products’ value during their commercial lives; and

•	acquiring dossiers and registrations for branded generic products, which require limited manufacturing start-up and development activities.
In addition to selective acquisitions and product development, our strategy also involves deploying cash through debt repayments and repurchases, as well as share buybacks.
We believe this strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value.
Segment Information
We have two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. Comparative segment information for 2014, 2013 and 2012 is presented in note 22 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Our current product portfolio comprises approximately 1,600 products.
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
Pharmaceutical Products — Our principal pharmaceutical products are:

•
An Acne franchise, which includes Solodyn®, a prescription oral antibiotic approved to treat only the red, pus-filled pimples of moderate to severe acne in patients 12 years of age and older, as well as Ziana®, Acanya®, Atralin®, Retin-A Micro® Microsphere 0.08% and ONEXTON™ Gel, a fixed combination 1.2% clindamycin phosphate and 3.75% benzoyl peroxide medication for the once-daily treatment of comedonal (non-inflammatory) and inflammatory acne in patients 12 years of age and older.

•	Wellbutrin XL® is an extended-release formulation of bupropion indicated for the treatment of major depressive disorder in adults.

•	Jublia® (efinaconazole 10% topical solution), is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).

•
Xenazine® is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck Inc. under an exclusive marketing, distribution and supply agreement.

•	Targretin® Capsules is a retinoid indicated for treatment of Cutaneous T-Cell Lymphoma.

•
Arestin® (minocycline hydrochloride) is a subgingival sustained-release antibiotic. Arestin® is indicated as an adjunct to scaling and root planing (SRP) procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP.

•
Zovirax® is a prescription topical antiviral which is active against herpes viruses. Zovirax® Cream is indicated for the treatment of recurrent herpes labialis (cold sores) in adults and adolescents (12 years of age and older). Zovirax® Ointment is indicated for the management of initial genital herpes.

•	Syprine® is a chelating agent indicated for treatment of patients with Wilson's disease (disorder of copper metabolism) who are intolerant of the first-line treatment.

•
Elidel® is a topical formulation used to treat mild to moderate atopic dermatitis, a form of eczema. Elidel® Cream 1% is indicated as second-line therapy for the short-term and non-continuous chronic treatment of mild to moderate atopic dermatitis in nonimmunocompromised adults and children 2 years of age and older, who have failed to respond adequately to other topical prescription treatments, or when those treatments are not advisable.

•	Prolensa® is a non-steroidal anti-inflammatory ophthalmic solution for the treatment of inflammation and pain following cataract surgery.

•	Duromine® is a weight loss drug that acts through appetite suppression. Duromine® contains the active ingredient, phentermine, in a once daily formulation.

•
Lotemax® Gel is a topical corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery. This formulation is a technology that allows the drug to adhere to the ocular surface and offers dose uniformity, which eliminates the need to shake the product in order to ensure the drug is in suspension, a low concentration of preservative, and two known moisturizers.

OTC Products — Our principal OTC products are:

•	PreserVision® is an antioxidant eye vitamin and mineral supplement.

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

•
ReNu Multiplus® is a sterile, preserved solution used to lubricate and rewet soft (hydrophilic) contact lenses. ReNu Multiplus® product contains povidone, a lubricant that can be used with daily, overnight, and disposable soft contact lenses.

•
Biotrue® multi-purpose solution uses a lubricant also found in eyes and it is pH balanced to match healthy tears and helps prevent certain tear proteins from denaturing and fights germs for healthy contact lens wear.

•	Ocuvite® is a lutein eye vitamin and mineral supplement that contains lutein (an antioxidant carotenoid), a nutrient that supports macular health by helping filter harmful blue light.

•	Boston® solution is a specialty cleansing solution design for gas permeable (GP) contact lenses.

•	Artelac™ is a solution in the form of eye drops to treat dry eyes caused by chronic tear dysfunction.
Device Products — Our principal device products are:

•
SofLens® Daily Disposable Contact Lenses use ComfortMoist® Technology (a combination of thin lens design and slow releasing packaging solution) and High Definition Optics™, an aspheric design that reduces aspheric aberration over the range of powers.

•
PureVision® is a Silicone Hydrogel Frequent Replacement Contact Lens using AerGel™ material (which allows natural levels of oxygen to reach the eyes and resists protein buildup), and an aspheric optical design.

•
Various ophthalmic surgical products, including intraocular lenses such as Akreos® and Crystalens®, and surgical equipment products such as the VICTUS® femtosecond laser and the Stellaris® PC, a vitreoretinal and cataract surgery system.

•
Biotrue® ONEday lens is made from the bio-inspired material HyperGel™ that mimics the actions of the natural tear film, matches the water content of the eye, and meets the oxygen needs of the eye for daily wear of contact lenses.

•
Medical device systems for aesthetic applications, acquired as part of the Solta Medical, Inc. acquisition in January 2014, including the Thermage CPT® system that provides non-invasive treatment options using radiofrequency energy for skin tightening.

•
Bausch + Lomb Ultra® is a silicone hydrogel contact lens, with MoistureSeal® technology. MoistureSeal® is a unique combination of material chemistry and production process that retain moisture throughout the day, which can help reduce blurriness or visual fluctuations associated with lens dryness.

Generic Products — Our principal branded and other generic products are:

•
Tobramycin and Dexamethasone ophthalmic suspension is indicated for steroid responsive inflammatory ocular conditions where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

•	Cardizem® CD is a calcium channel blocker used to treat hypertension (high blood pressure) and angina (chest pain).

•	Retin-A Micro® (tretinoin gel) microsphere, 0.04%/0.1% Pump, is an oil-free prescription-strength acne treatment.

•	Latanoprost is one of a group of medicines known as prostaglandins and is indicated to treat a type of glaucoma called open angle glaucoma and also ocular hypertension.
Other Revenues — We generate alliance revenue and service revenue from the licensing of products and from contract services mainly in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties.
Emerging Markets
The Emerging Markets segment consists of branded generic pharmaceutical products and branded pharmaceuticals, OTC products, and medical device products. Products are sold primarily in Central and Eastern Europe (primarily Poland and Russia), Asia, Latin America (Mexico, Brazil, and Argentina and exports out of Mexico to other Latin American markets), Africa and the Middle East.
Branded and Other Generic Products and Branded Pharmaceuticals — Our branded generics and branded pharmaceuticals businesses in Europe, the Middle East, Asia, and Latin America cover a broad range of treatments, including antibiotics, treatments for cardiovascular and neurological diseases, dermatological products, diabetic therapies, and eye health products, among many others.
OTC — Our principal OTC products are:

•
ReNu Multiplus® is a sterile, preserved solution used to lubricate and rewet soft (hydrophilic) contact lenses. ReNu Multiplus® product contains povidone, a lubricant that can be used with daily, overnight, and disposable soft contact lenses.

•	AntiGrippin® is for symptomatic treatment of acute respiratory diseases, acute respiratory viral diseases, and influenza.

•	Ocuvite® is a lutein eye vitamin and mineral supplement that contains lutein (an antioxidant carotenoid), a nutrient that supports macular health by helping filter harmful blue light.

•
Bedoyecta® is a brand of vitamin B complex (B1, B6 and B12 vitamins) products. Bedoyecta® products act as energy improvement agents for fatigue related to age or chronic diseases, and as nervous system maintenance agents to treat neurotic pain and neuropathy. Bedoyecta® is sold in an injectable form, as well as in a tablet form.

Device Products — Our principal device products are:

•
SofLens® Daily Disposable Contact Lenses use ComfortMoist® Technology (a combination of thin lens design and slow releasing packaging solution) and High Definition Optics™, an aspheric design that reduces aspheric aberration over the range of powers.

•
Various ophthalmic surgical products including intraocular lenses such as Akreos®, and surgical equipment products such as the VICTUS® femtosecond laser and the Stellaris® PC, a vitreoretinal and cataract surgery system.

•
PureVision® is a Silicone Hydrogel Frequent Replacement Contact Lens using AerGel™ material (which allows natural levels of oxygen to reach the eyes and resists protein buildup), and an aspheric optical design.

•
Medical device systems for aesthetic applications, acquired as part of the Solta Medical acquisition in January 2014, including the Thermage CPT® system that provides non-invasive treatment options using radiofrequency energy for skin tightening.

Research and Development
Our research and development (“R&D”) organization focuses on the development of products through clinical trials. Our research and development expenses for the years ended December 31, 2014, 2013 and 2012 were $246.0 million, $156.8 million and $79.1 million, respectively, excluding impairment charges. As of December 31, 2014, approximately 800 employees (including regulatory affairs and quality assurance employees) were involved in our R&D efforts.
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
Trademarks
We believe that trademark protection is an important part of establishing product and brand recognition. We own or license a number of registered trademarks and trademark applications in the U.S., Canada and in various other countries throughout the world. U.S. federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. Trademark registrations in Canada remain in force for 15 years and may be renewed every 15 years after issuance, provided that, as in the case of U.S. federal trademark registrations, the mark is still being used in commerce. Other countries generally have similar but varying terms and renewal policies with respect to trademarks registered in those countries.
Data and Patent Exclusivity
For certain of our products, we rely on a combination of regulatory and patent rights to protect the value of our investment in the development of these products.
A patent is the grant of a property right which allows its holder to exclude others from, among other things, selling the subject invention in, or importing such invention into, the jurisdiction that granted the patent. In the U.S., Canada and the European Union (“EU”), generally patents expire 20 years from the date of application. We have obtained, acquired or in-licensed a number of patents and patent applications covering key aspects of our principal products. In the aggregate, our patents are of material importance to our business taken as a whole. However, we do not consider any single patent material to our business as a whole.
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
A similar data exclusivity scheme exists in the EU, whereby only the pioneer drug company can use data obtained at the pioneer’s expense for up to eight years from the date of the first approval of a drug by the European Medicines Agency (“EMA”) and no generic drug can be marketed for ten years from the approval of the innovator product. Under both the U.S. and the EU data exclusivity programs, products without patent protection can be marketed by others so long as they repeat the clinical trials necessary to show safety and efficacy. Canada employs a similar data exclusivity regulatory regime for innovative drugs.
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
Regulation by other federal agencies, such as the Drug Enforcement Administration (“DEA”), and state and local authorities in the U.S., and by comparable agencies in certain foreign countries, is also required. In the U.S., the FTC, the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on the product in certain other jurisdictions.
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
Environmental Regulation
Our facilities and operations are subject to national, federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S., including those governing the discharges of substances into the air, water and land, the handling, storage and disposal of hazardous wastes, wastewater and solid waste, the cleanup of properties affected by known pollutants and other environmental matters. Certain of our development and manufacturing activities involve the controlled use of hazardous materials. We believe we are in compliance in all material respects with applicable environmental laws and regulations. Existing environmental protection legislation and regulations, and compliance therewith, have had no material adverse effect on our capital expenditures, earnings or competitive position. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditures in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, would require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.
Marketing and Customers
Our top four geographic markets by country, based on 2014 revenue, are: the U.S. and Puerto Rico, Canada, Poland and Russia, which represent 54%, 5%, 3% and 3% of our total revenue for the year ended December 31, 2014, respectively.

The following table identifies external customers that accounted for 10% or more of our total revenue during the year ended December 31, 2014:

Percentage of Total Revenue 2014
McKesson Corporation	17%
AmerisourceBergen Corporation	10%
No other customer generated over 10% of our total revenues.
We currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some limited markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. As part of our marketing program for pharmaceuticals, we use direct to customer advertising, direct mailings, advertise in trade and medical periodicals, exhibit products at medical conventions and sponsor medical education symposia.
Competition
Competitive Landscape for Products and Products in Development
The pharmaceutical and medical device industries are highly competitive. Our competitors include specialty and other large pharmaceutical companies, medical device companies, biotechnology companies, OTC companies and generic manufacturers, in the U.S., Canada, Europe, Asia, Latin America and in other countries in which we market our products. The market for eye health products is very competitive, both across product categories and geographies. In addition to larger diversified pharmaceutical and medical device companies, we face competition in the eye health market from mid-size and smaller, regional and entrepreneurial companies with fewer products in niche areas or regions. The dermatology competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors.
Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products that target the same diseases and conditions that we are targeting in eye health, dermatology, neurology, podiatry, aesthetics, dentistry and other therapeutic areas. Academic and other research and development institutions may also develop products or technologies that compete with our products, which technologies and products may be acquired or licensed by our competitors. These competitors may have greater financial, R&D or marketing resources than we do. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors.
We sell a broad range of products, and competitive factors vary by product line and geographic area in which the products are sold. The principal methods of competition for our products include quality, efficacy, market acceptance, price, and marketing and promotional efforts.
Generic Competition
We face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged or when the regulatory exclusivity for our products expires or it is otherwise lost. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required in preference to the branded version under third party reimbursement programs, or substituted by pharmacies. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.
A number of our products already face generic competition, including, among others, Vanos® (in the U.S.), Wellbutrin XL® (in the U.S. and Canada), Zovirax® ointment, Retin-A Micro® and Carac®, all of which faced generic competitors during 2014. In addition, certain of our products face the expiration of their patent or regulatory exclusivity in 2015 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Our products facing a potential loss of exclusivity in 2015 and in later years include, among others, the following: in

2015, Xenazine® and Targretin® Capusles; in 2016, Ziana®, Zirgan® and Visudyne®; in 2017, Lotemax® Gel and Macugen®; in 2018, Acanya® Gel, Solodyn® and Istalol®; and in 2019, Zyclara®.
In addition, for a number of our products, we have commenced infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See note 20 of notes to consolidated financial statements in Item 15 of this Form 10-K for additional details regarding certain of these infringement proceedings.
Manufacturing
We currently operate approximately 40 manufacturing plants worldwide. All of our manufacturing facilities that require certification from the FDA, Health Canada or foreign agencies have obtained such approval.
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
Products representing slightly less than half of our product sales are produced by third party manufacturers under toll manufacturing arrangements.
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
Employees
As of December 31, 2014, we had approximately 16,800 employees. These employees included approximately 8,200 in production, 6,200 in sales and marketing, 1,600 in general and administrative positions and 800 in the R&D (including regulatory affairs and quality assurance). Collective bargaining exists for some employees in a number of countries in which we do business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Product Liability Insurance
Effective March 31, 2014, we self-insure substantially all of our product liability risk for claims arising after that date.  In the future, we will continue to reevaluate our decision to self-insure and may purchase product liability insurance to cover some of or all of our product liability risk.
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
See note 22 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding revenues and long-lived assets by geographic area.
In 2014, a material portion of our revenue and income was earned in Ireland, Luxembourg and Switzerland, which have low tax rates. See Item 1A., Risk Factors in this Form 10-K relating to tax rates.
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
Products representing a significant amount of our revenue are not protected by patent or data exclusivity rights or are nearing the end of their exclusivity period. In addition, we have faced generic competition in the past and expect to face additional generic competition in the future. Competitors (including generic competitors) of our products could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
A significant number of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights or are protected by patents or regulatory exclusivity periods that will be expiring in the near future. These products represent a significant amount of our revenues. Without exclusivity protection, competitors face fewer barriers in introducing competing products. Upon the expiration or loss of patent protection for our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic competitor of a generic version of our products (which may be sold at significantly lower prices than our products), we could lose a significant portion of sales of that product in a very short period. The introduction of competing products (including generic products) could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
If an acquisition is consummated, the integration of the acquired business, product or other assets into our Company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following: integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products; coordinating geographically dispersed organizations; distracting management and employees from operations; retaining existing customers and attracting new customers; maintaining the business relationships the acquired company has established, including with healthcare providers; and managing inefficiencies associated with integrating the operations of the Company.
Furthermore, we have incurred, and may incur in the future, restructuring and integration costs and a number of non-recurring transaction costs associated with these acquisitions, combining the operations of the Company and the acquired company and achieving desired synergies. These fees and costs may be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and the acquired company. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the acquired business, will offset the incremental transaction-related costs over time. Therefore, any net benefit may not be achieved in the near term, the long term or at all.
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
Our proposed transaction with Salix Pharmaceuticals, Ltd. (“Salix”) represents a significant acquisition for the Company and may expose us to a number of the risks identified above. We cannot guarantee that we will satisfy the various conditions to the tender offer and subsequent merger, including with respect to the minimum number of Salix shares to be tendered in such offer. If we are unable to consummate the proposed acquisition of Salix, for any reason, we may face some or all of the risks described above. In addition, even if the proposed acquisition is consummated, we may still face difficulties in connection with the integration of the Salix business into our Company, which integration activities may be complex, time-consuming and disruptive to the operation of our business generally. We have estimated that the Salix transaction will result in significant synergies. We may not achieve all of the anticipated synergies we have identified or we may not achieve these synergies in the anticipated time frame, whether due to difficulties in integration or otherwise. In addition, the costs incurred in connection with such integration activities may be more substantial than we have anticipated and, as a result, may significantly reduce or even outweigh any benefits and efficiencies realized during our integration efforts. Finally, we may not be successful in implementing all of our plans with respect to the Salix business and, as a result, we may not be able to achieve all of the anticipated benefits of this proposed transaction. Following the completion of the acquisition of Salix, we will be subject to the risks associated with Salix’s business, including those discussed in Salix’s annual and quarterly reports filed with the Securities and Exchange Commission. Any of these factors could have a material adverse effect on our business, financial condition or results of operations or could cause the market value of our common stock to decline.
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
We have incurred significant indebtedness, including in connection with our acquisitions. We may also incur additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under our indebtedness, which would increase our total debt. This additional debt may be substantial. In particular, we will  incur significant additional indebtedness in connection with our proposed acquisition of Salix and, to the extent certain amendments to our Credit Agreement being sought in connection with that transaction are not obtained, we may incur further costs. Our current indebtedness contains certain restrictive covenants which impose certain limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur and restrictions on our ability to make certain investments and other restricted payments. Any additional debt may further restrict the manner in which we conduct business. Such restrictions could limit our ability to implement elements of our growth strategy. Some restrictions could include:

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
To service our debt, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt service obligations would have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

We have a significant amount of indebtedness. Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
Our senior secured credit facilities bear interest based on U.S. dollar London Interbank Offering Rates, or U.S. Prime Rate, or Federal Funds effective rate. Thus, a change in the short-term interest rate environment could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. As of December 31, 2014, we do not have any outstanding interest rate swap contracts.
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
We conduct a significant portion of our business outside the U.S. and Canada and, in light of our growth strategy, we anticipate continuing to expand our operations into new countries, including emerging markets. We sell our pharmaceutical and medical device products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as U.S. laws applicable to U.S. companies with foreign operations, such as export laws and the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable worldwide anti-bribery laws;

•	price and currency exchange controls;

•	restrictions on the repatriation of funds;

•	political and economic instability;

•	compliance with multiple regulatory regimes;

•	less established legal and regulatory regimes in certain jurisdictions, including as relates to enforcement of anti-bribery and anti-corruption laws and the reliability of the judicial systems;

•	differing degrees of protection for intellectual property;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	new export license requirements;

•	adverse changes in tariff and trade protection measures;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	restrictive governmental actions;

•	possible nationalization or expropriation;

•	credit market uncertainty;

•	differing local practices, customs and cultures, some of which may not align or comply with our company practices or U.S. laws and regulations;

•	difficulties with licensees, contract counterparties, or other commercial partners; and

•	differing local product preferences and product requirements.
Any of these factors, or any other international factors, could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Similarly, adverse economic conditions impacting our customers in these countries or uncertainty about global economic conditions could cause purchases of our products to decline, which would adversely affect our revenues and operating results. Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending. Any failure to attain our projected revenues and operating results as a result of adverse economic or market conditions could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
Due to the large portion of our business conducted in currency other than U.S. dollars, we have significant foreign currency risk.
We face foreign currency exposure on the translation into U.S. dollars of the financial results of our operations in Europe, Canada, Australia, Latin America, Asia and Africa, including, for example, as a result of the recent strengthening of the U.S. dollar against other foreign currencies, including the Russian ruble, euro and yen. Where possible, we manage foreign currency risk by managing same currency revenue in relation to same currency expenses, as we face foreign currency exposure in those countries where we have revenue denominated in the local foreign currency and expenses denominated in other currencies. As a result, both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. In addition, the repurchase of principal under our U.S. dollar denominated debt may result in foreign exchange gains or losses for Canadian income tax purposes. One half of any foreign exchange gains or losses will be included in our Canadian taxable income. Any foreign exchange gain will result in a corresponding reduction in our available Canadian tax attributes.
Employment-related Risks
We must continue to retain, motivate and recruit executives and other key employees, and failure to do so could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
We must continue to retain and motivate our executives, including our Chief Executive Officer, J. Michael Pearson, and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce, especially in light of the growth of our Company. A failure by us to retain, motivate and recruit executives and other key employees could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
We are involved in various legal proceedings that are uncertain, costly and time-consuming and could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
We are involved in a number of legal proceedings and may be involved in litigation in the future. These proceedings are complex and extended and occupy the resources of our management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. For more information regarding legal proceedings, see note 20 of notes to consolidated financial statements in Item 15 of this Form 10-K.
In particular, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged, and our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. We may also become subject to infringement claims by third parties and may have to defend against charges that we violated patents or the proprietary rights of third parties. If we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties.
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
We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products caused, or is alleged to have caused, adverse effects. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. The withdrawal of a product following complaints and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases or product liability cases, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. In addition, effective March 31, 2014, we self-insure substantially all of our product liability risk for claims arising after that date.
Development and Regulatory Risks
The successful development of our pipeline products is highly uncertain and requires significant expenditures and time. In addition, obtaining necessary government approvals is time consuming and not assured. The failure to commercialize certain of our pipeline products could have an adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
We currently have a number of pipeline products in development. We and our development partners, as applicable, conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our pipeline products in order to obtain regulatory approval for the sale of our pipeline products. Preclinical studies and clinical trials are expensive, complex, can take many years and have uncertain outcomes. Only a small number of our research and development programs may actually result in the commercialization of a product. We will not be able to commercialize our pipeline products if preclinical studies do not produce successful results or if clinical trials do not demonstrate safety and efficacy in humans. Furthermore, success in preclinical studies or early-stage clinical trials does not ensure that later stage clinical trials will be successful nor does it ensure that regulatory approval for the product candidate will be obtained. In addition, the process for the completion of pre-clinical and clinical trials is lengthy and may be subject to a number of delays for various reasons, which will delay the commercialization of any successful product. If our development projects are not successful or are significantly delayed, we may not recover our substantial investments in the pipeline product and our failure to bring these pipeline products to market on a timely basis, or at all, could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
In addition, FDA and Health Canada approval must be obtained in the U.S. and Canada, respectively, EMA approval (drugs) and CE Marking (devices) must be obtained in countries in the EU and similar approvals must be obtained from comparable agencies in other countries, prior to marketing or manufacturing new pharmaceutical and medical device products for use by humans. Obtaining such regulatory approvals for new products and devices and manufacturing processes can take a number of years and involves the expenditure of substantial resources. Even if such products appear promising in development stages, regulatory approval may not be achieved and no assurance can be given that we will obtain approval in those countries where we wish to commercialize such products. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations, including limitations on the indications for which we can market a product, or require onerous risk management programs. Furthermore, from time to time, changes to the applicable legislation or regulations may be introduced that change these review and approval processes for our products, which changes may make it more difficult and costly to obtain or maintain regulatory approvals.
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
The marketing, promotional, and pricing practices of pharmaceutical and medical device companies, as well as the manner in which companies’ in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences. We are still operating under a Corporate Integrity Agreement (“CIA”) that requires us to maintain a comprehensive compliance program governing our sales, marketing and government pricing and contracting functions. Material failures to comply with the CIA could result in significant sanctions against us, including monetary penalties and exclusion from federal health care programs. Companies may not promote drugs for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA,

Health Canada, EMA or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management's attention could be diverted from our business operations and our reputation could be damaged.
For certain of our products, we depend on reimbursement from third party payors and a reduction in the extent of reimbursement could reduce our product sales and revenue. In addition, failure to be included in formularies developed by managed care organizations and other organizations may negatively impact the utilization of our products, which could harm our market share and could negatively impact our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with current good manufacturing practices (“cGMP”), quality system management requirements or similar standards before approval for marketing. While we attempt to build in certain contractual obligations on such third party manufacturers, we may not be able to ensure that such third parties comply with these obligations. Our failure or that of our contract manufacturers to comply with cGMP regulations, quality system management requirements or similar regulations outside of the U.S. could result in enforcement action by the FDA or its foreign counterparts, including, but not limited to, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production or importation, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution. These enforcement actions could lead to a delay or suspension in production. In addition, our manufacturing and other processes use complicated and sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Manufacturing complexity, testing requirements and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter. Although we endeavor to properly maintain our equipment (and require our contract manufacturers to properly maintain their equipment), including through on-site quality control and experienced manufacturing supervision, and have key spare parts on hand, our business could suffer if certain manufacturing or other equipment, or all or a portion of our or their facilities, were to become inoperable for a period of time. We could experience substantial production delays or inventory shortages in the event of any such occurrence until we or they repair such equipment or facility or we or they build or locate replacement equipment or a replacement facility, as applicable, and seek to obtain necessary regulatory approvals for such replacement. Any interruption in our manufacture of products could adversely affect the sales of our current products or introduction of new products and could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
Even if we are able to obtain and maintain regulatory approvals for our pharmaceutical and medical device products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees or distributors, successfully commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. Levels of market acceptance for our new products could be impacted by several factors, some of which are not within our control, including but not limited to the:

•	safety, efficacy, convenience and cost-effectiveness of our products compared to products of our competitors;

•	scope of approved uses and marketing approval;

•	availability of patent or regulatory exclusivity;

•	timing of market approvals and market entry;

•	availability of alternative products from our competitors;

•	acceptance of the price of our products;

•	effectiveness of our sales forces and promotional efforts;

•	the level of reimbursement of our products;

•	acceptance of our products on government and private formularies;

•	ability to market our products effectively at the retail level or in the appropriate setting of care; and

•	the reputation of our products.
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
Certain of our products are the subject of third party distribution agreements, pursuant to which we manufacture and sell products to other companies, which distribute such products at a supply price, typically based on net sales. Our ability to control pricing and volume of these products is limited and, in some cases, these companies make all distribution and pricing decisions independently of us. If the pricing or volume of such products declines, our revenues would be adversely impacted which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
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
We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. The United States Department of Health and Human Services Office of Inspector General recommends, and increasingly states require pharmaceutical companies to have comprehensive compliance programs. In addition, the Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Failure to submit this required information may result in significant civil monetary penalties. While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot assure you that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions.
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
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”)  may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other healthcare related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or "donut hole". The law also revised the definition of "average manufacturer price" for reporting purposes, which may affect the amount of our Medicaid drug rebates to states.  Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Finally, the law imposed an annual tax on manufacturers of certain medical devices.
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
Our operating results and financial condition may fluctuate from quarter to quarter for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development and launch of new competitive products;

•	the timing and receipt of FDA approvals or lack of approvals;

•	costs related to business development transactions;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe certain of our products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions;

•	our responses to price competition;

•	expenditures as a result of legal actions (and settlements thereof), including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the timing of wholesaler and distributor purchases;

•	general economic and industry conditions, including potential fluctuations in foreign currency and interest rates;

•	changes in seasonality of demand for certain of our products; and

•	foreign currency exchange rate fluctuations.
As a result, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which could cause the market value of our common stock to decline.
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
Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties
We own and lease a number of important properties. Our headquarters and one of our manufacturing facilities are located in Laval, Quebec. We have several manufacturing facilities throughout the United States. We also own or have an interest in manufacturing plants or other properties outside the United States, including Canada, Mexico, and certain countries in Europe and Asia.
We consider our facilities to be in satisfactory condition and suitable for their intended use, although some limited investments to improve our manufacturing and other related facilities are contemplated, based on the needs and requirements of our business. Our administrative, marketing, research/laboratory, distribution and warehousing facilities are located in various parts of the world. We co-locate our R&D activities with our manufacturing at the plant level in a number of facilities. Our scientists, engineers, quality control and manufacturing technicians work side-by-side in designing and manufacturing products that fit the needs and requirements of our customers, regulators and business units.
We believe that we have sufficient facilities to conduct our operations during 2015. Our facilities include, among others, the following list of principal properties by segment:

Location	Purpose	Owned or Leased	Approximate Square Footage
Laval, Quebec, Canada	Corporate headquarters, manufacturing and warehouse facility	Owned	337,000
Bridgewater, New Jersey	Administration	Leased	310,000
Developed Markets
Rochester, New York	Office, R&D and manufacturing facility	Owned	953,000
Waterford, Ireland	R&D and manufacturing facility	Owned	379,000
Greenville, South Carolina	Distribution facility	Leased	320,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	225,000
Tampa, Florida	R&D and manufacturing facility	Owned	171,000
Berlin, Germany	Manufacturing, distribution and office facility	Owned	339,000
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	250,000
Chattanooga, Tennessee	Distribution facility	Leased	150,000
Emerging Markets
Jinan, China	Office and manufacturing facility	Owned	416,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	161,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	816,000
Indaiatuba, Brazil	Manufacturing facility	Owned	165,000
Jelenia Gora, Poland	Offices, R&D and manufacturing and warehouse facility	Owned	546,000
Rzeszow, Poland	Offices, R&D and manufacturing facility	Owned	412,000
Belgrade, Serbia	Offices and manufacturing facility	Owned	161,000
Long An, Vietnam	Offices, manufacturing and warehouse facility	Owned	323,000
Cianjur, Indonesia	Offices, manufacturing and warehouse facility	Owned	343,000
Item 3.    Legal Proceedings
See note 20 of notes to consolidated financial statements in Item 15 of this Form 10-K, which is incorporated by reference herein.
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

	NYSE		TSX
	High $	Low $	High C$	Low C$
2014
First quarter	153.10	112.26	170.45	119.66
Second quarter	139.00	115.14	152.52	126.02
Third quarter	131.87	106.00	147.23	116.01
Fourth quarter	149.90	111.41	174.08	125.50
2013
First quarter	75.10	59.34	76.58	58.53
Second quarter	96.25	69.87	99.49	70.99
Third quarter	106.98	86.89	109.93	92.41
Fourth quarter	118.25	102.60	125.71	107.30
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
Holders
The approximate number of holders of record of our common shares as of February 18, 2015 is 3,328.
Performance Graph
The following graph compares the cumulative total return on our common shares with the cumulative return on the S&P 500 Index, the TSX/S&P Composite Index and a 13-stock Custom Composite Index for the five years ended December 31, 2014, in all cases, assuming reinvestment of dividends. The Custom Composite Index consists of Actavis Inc.; Allergan Inc.; Amgen Inc.; Biogen Idec Inc.; Bristol Myers Squibb & Co.; Celgene Corporation; Danaher Corporation; Gilead Sciences Inc.; Lilly (Eli) & Co.; Shire plc; Mylan Inc.; Perrigo Co. and Vertex Pharmaceuticals Inc.

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
S&P 500 Index	100	115	117	136	180	205
S&P/TSX Composite Index	100	118	107	115	130	144
Valeant Pharmaceuticals International, Inc.	100	214	353	452	888	1,083
Custom Composite Index	100	113	143	172	282	377
Dividends
No dividends were declared or paid in 2014, 2013 or 2012.
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
Investment Canada Act
An acquisition of control of a Canadian business by a non-Canadian is either reviewable (a “Reviewable Transaction”), in which case it is subject to both a reporting obligation and an approval process, or notifiable, in which case it is subject to only a reporting obligation. In the case of a Reviewable Transaction, the non-Canadian acquirer must submit an application for review with the prescribed information. The responsible Minister is then required to determine whether the Reviewable Transaction is likely to be of net benefit to Canada, taking into account the assessment factors specified in the Investment Canada Act and any written undertakings that may have been given by the non-Canadian acquirer.
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
Taxation
Canadian Federal Income Taxation
The following discussion is a summary of the principal Canadian federal income tax considerations generally applicable to a holder of our common shares who, at all relevant times, for purposes of the Income Tax Act (Canada) and the Income Tax Regulations (collectively, the “Canadian Tax Act”) deals at arm’s-length with, and is not affiliated with, our Company, beneficially owns its common shares as capital property, does not use or hold and is not deemed to use or hold such common shares in carrying on a business in Canada, does not with respect to common shares enter into a “derivative forward agreement” as defined in the Income Tax Act, and who, at all relevant times, for purposes of the application of the Canadian Tax Act and the Canada-U.S. Income Tax Convention (1980, as amended) (the “U.S. Treaty”), is resident in the U.S., is not, and is not deemed to be, resident in Canada and is eligible for benefits under the U.S. Treaty (a “U.S. Holder”). Special rules, which are not discussed in the summary, may apply to a non-resident holder that is an insurer that carries on an insurance business in Canada and elsewhere or that is an “authorized foreign bank” as defined in the Canadian Tax Act.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2015 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2015 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
Set forth below is the information regarding our purchases of equity securities during the fourth quarter of the year ended December 31, 2014:

Period	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan(1)
				(In millions)
October 1, 2014 to October 31, 2014	—	$—	—	$1,500
November 1, 2014 to November 30, 2014	—	$—	—	$2,000
December 1, 2014 to December 31, 2014	175	$143.39	—	$2,000
__________________

(1)
On November 21, 2013, our Board of Directors authorized the repurchase of up to $1.5 billion of convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in our financing agreements and applicable law (the “2013 Securities Repurchase Program”). The 2013 Securities Repurchase Program terminated on November 21, 2014. On November 20, 2014, our Board of Directors authorized the repurchase of up to $2.0 billion of senior notes, common shares and/or other securities, subject to any restrictions in our financing agreements and applicable law (the “2014 Securities Repurchase Program”). The 2014 Securities Repurchase Program will terminate on November 20, 2015 or at such time as we complete our purchases. During the three-month period ended December 31, 2014, we did not make any repurchases of our senior notes or common shares under the 2013 Securities Repurchase Program or the 2014 Securities Repurchase Program. For more information regarding our repurchase programs, see note 14 of notes to consolidated financial statements in Item 15 of this Form 10-K.

(2)	Includes 175 shares purchased (subsequently cancelled) under the employee stock purchase program. Such purchases were not made under the 2014 Securities Repurchase Program.

(3)	The average price paid per share excludes any broker commissions.
Item 6.    Selected Financial Data

The following table of selected consolidated financial data of our Company has been derived from financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The data is qualified by reference to, and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP (see Item 15 of this Form 10-K) as well as the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All dollar amounts are expressed in millions of U.S. dollars, except per share data.

	Years Ended December 31,
	2014	2013(1)	2012	2011	2010
Consolidated operating data:
Revenues	$8,263.5	$5,769.6	$3,480.4	$2,427.5	$1,181.2
Operating income (loss)	2,039.7	(409.5)	79.7	300.0	(110.1)
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	913.5	(866.1)	(116.0)	159.6	(208.2)
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$2.72	$(2.70)	$(0.38)	$0.52	$(1.06)
Diluted	$2.67	$(2.70)	$(0.38)	$0.49	$(1.06)
Cash dividends declared per share	$—	$—	$—	$—	$1.28

	At December 31,
	2014	2013(1)	2012	2011	2010
Consolidated balance sheet:
Cash and cash equivalents	$322.6	$600.3	$916.1	$164.1	$394.3
Working capital	1,462.3	1,373.4	954.7	433.2	327.7
Total assets	26,353.0	27,970.8	17,950.4	13,108.1	10,795.1
Long-term obligations	15,254.6	17,367.7	11,015.6	6,651.0	3,595.3
Common shares	8,349.2	8,301.2	5,940.7	5,963.6	5,251.7
Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,312.2	5,118.7	3,717.4	3,929.8	4,911.1

Number of common shares issued and outstanding (in millions)	334.4	333.0	303.9	306.4	302.4
___________________

(1)
In 2013, we recognized an impairment charge of $551.6 million related to ezogabine/retigabine (immediate-release formulation), and we wrote off an IPR&D asset of $93.8 million relating to a modified-release formulation of ezogabine/retigabine. For more information regarding these impairment charges and other impairment charges, see note 6 and note 10 of notes to consolidated financial statements in Item 15 of this Form 10-K.

The amounts presented in the tables above also include the impact of several acquisitions and divestitures of businesses. For more information regarding our acquisitions and divestitures, see note 3 and note 4 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) as of December 31, 2014 and 2013 and each of the three years in the period ended December 31, 2014 (the “2014 Financial Statements”).
Additional information relating to the Company, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of February 25, 2015.
All dollar amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
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
On August 5, 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 24, 2013 (the “B&L Acquisition”). B&L is a global eye health company that focuses primarily on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. We believe we will continue to grow the B&L business due primarily to the expected growth of the overall eye health market and the introduction of new products. Further, we have substantially integrated the B&L business into our decentralized structure which has allowed us to realize operational efficiencies and cost synergies. For more information regarding the B&L Acquisition, see note 3 of notes to consolidated financial statements in Item 15 of this Form 10-K.
Our strategy is to focus our business on core geographies and therapeutic classes that offer attractive growth opportunities while maintaining our lower selling, general and administrative cost model and decentralized operating structure. We have an established portfolio of durable products with a focus in the eye health and dermatology therapeutic areas. Further, we have completed numerous transactions over the past few years to expand our portfolio offering and geographic footprint, including, among others, the acquisitions of B&L and Medicis Pharmaceutical Corporation (“Medicis”), and we will continue to pursue value-added business development opportunities as they arise. The growth of our business is further augmented through our lower risk, output-focused research and development model, which allows us to advance certain development programs to drive future commercial growth, while minimizing our research and development expense. We believe this strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value.
We measure our success through total shareholder return and, on that basis, as of February 18, 2015, the market price of our common shares on the New York Stock Exchange (“NYSE”) has increased approximately 550%, and the market price of our common shares on the Toronto Stock Exchange (“TSX”) has increased approximately 670%, since the Company’s (then named Biovail Corporation (“Biovail”)) acquisition of Valeant Pharmaceuticals International (“Valeant”) on September 28, 2010 (the “Merger”), as adjusted for the post-Merger special dividend of $1.00 per common share (the “post-Merger special dividend”).
ACQUISITIONS AND DIVESTITURES
We have completed several transactions in 2014, 2013, and 2012, including, among others, the following acquisitions and divestitures.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Acquisition Date
Acquisitions of businesses and product rights
2014
PreCision Dermatology, Inc. (“PreCision”)	July 2014
Solta Medical, Inc. (“Solta Medical”)	January 2014
2013
B&L	August 2013
Obagi Medical Products, Inc. (“Obagi”)	April 2013
Natur Produkt International, JSC (“Natur Produkt”)	February 2013
2012
Medicis	December 2012
OraPharma Topco Holdings, Inc. (“OraPharma”)	June 2012
Certain assets of Gerot Lannach	March 2012
Divestiture Date
Divestitures
2014
Facial aesthetic fillers and toxins	July 2014
Metronidazole 1.3%	July 2014
Tretin-X® (tretinoin) cream and generic tretinoin gel and cream products	July 2014
2013
Divestiture of certain skincare products sold in Australia	October 2013
2012
Divestitures of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”) and 5% fluorouracil cream (“5-FU”)	February 2012
For more information regarding our acquisitions and divestitures, see note 3 and note 4 of notes to consolidated financial statements in Item 15 of this Form 10-K.
PRODUCTS IN DEVELOPMENT
The following products, among others, are currently in development:

•
Envista® Toric is a one-piece hydrophobic acrylic toric intraocular lens (IOL). The lens is designed to minimize Posterior Capsular Opacification (PCO), a common post-surgical complication with IOLs that causes vision to become clouded post-surgery. The clinical study is ongoing.

•
Brimonidine tartrate 0.025% is being developed as an ocular redness reliever. Phase 2 studies have demonstrated fast onset and long-lasting efficacy, with low potential for rebound redness. The product is in Phase 3.

•
Vesneo™ (latanoprostene bunod), a nitric-oxide donating prostaglandin, is being developed for the reduction of intraocular pressure (IOP) in patients with glaucoma or ocular hypertension. In September 2014, we announced positive top-line results from the pivotal Phase 3 studies. These studies met their primary endpoint and showed positive results on a number of secondary endpoints.

•	Lotemax® Gel Next Generation (loteprednol etabonate 0.38%), an ophthalmic steroid, is being developed for the reduction of inflammation and pain following cataract surgery. The product is in Phase 3.

•
Ultra Plus Toric and Multi-Focal contact lenses (Ultra Plus Powers) are made with a novel silicone hydrogel which allows more oxygen to the eyes for ocular health. These contact lenses contain a higher water content and have less dehydration as compared to our other lenses. We are expanding the power range of these contact lenses to provide these new lenses to more patients.

•
Biotrue® OneDay Toric is a daily disposable toric contact lens made from a polymer designed with a surface that resists dehydration and thus provides a constant water content. The clinical study is anticipated to commence in 2015.

•	IDP-118 is a fixed combination product with two different mechanisms of action for treating psoriasis. This project has completed Phase 2.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	IDP-120 is a combination acne treatment anticipated to commence Phase 2 in 2015.

•
Emerade® is an adrenaline (epinephrine) auto-injector used for the emergency treatment of severe acute allergic reactions (anaphylaxis) to foods, medicines or insect stings. Emerade® is in the pre-Investigational New Drug Application (pre-IND) stage, and the clinical study is anticipated to commence in 2015.

•	Arestin® (life-cycle management) is an antibiotic treatment for periodontal (gum) disease. The product is in Phase 3.
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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and B&L businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we have identified greater than $900 million of cost synergies on an annual run rate basis that were substantially achieved by the end of 2014. This amount does not include revenue synergies or the benefits of incorporating B&L’s operations into the Company’s corporate structure. We estimate that we will incur total costs of approximately $600 million (excluding the charges of $52.8 million described in note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K) in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2014.
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Medicis businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we realized over $300 million of cost synergies on a run rate basis as of December 31, 2013. We estimate that we will incur total costs of approximately $200 million (excluding the charges of $77.3 million described in note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K) in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, additional costs have been incurred in 2014, and we expect to incur certain costs during the next three months.
See note 5 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information summarizing the major components of costs incurred in connection with our B&L and Medicis acquisition-related initiatives through December 31, 2014.
U.S. HEALTHCARE REFORM
In March 2010, the Patient Protection and Affordable Care Act (the “Act”) was enacted in the U.S. The Act contains several provisions that impact our business. Certain provisions of the Act became effective in 2010 or 2011, while other provisions have or will become effective on subsequent dates. The principal provisions affecting our industry provide for the following: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on covered drugs (effective January 1, 2010); (ii) the extension of the Medicaid rebates to Managed Care Organizations that dispense drugs to Medicaid beneficiaries (effective March 23, 2010); (iii) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers (effective January 1, 2010); and (iv) a fee payable to the federal government based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs (effective January 1, 2011, with the total fee to be paid each year by the pharmaceutical industry increasing annually through 2018).

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In addition to the above, in 2013: (i) federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D cover gap and (ii) the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices. In 2014, the Act’s private health insurance exchanges began to operate along with the mandate on individuals to purchase health insurance. The Act also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government.
The Act did not have a material impact on our financial condition or results of operations in 2014, 2013 or 2012. In 2014, 2013 and 2012, we incurred costs of $9.3 million, $3.1 million and $1.8 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). We also incurred costs of $42.8 million, $28.8 million and $9.8 million on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”) in 2014, 2013 and 2012, respectively. Under the legislation, the total cost incurred by us for the medical device excise tax during 2014 and 2013 was $6.0 million and $4.2 million, respectively.
In July 2014, the Internal Revenue Service issued final regulations related to the branded pharmaceutical drug annual fee pursuant to the Act. Under the final regulations, an entity’s obligation to pay the annual fee is triggered by qualifying sales in the current year, rather than the liability being triggered upon the first qualifying sale of the following year. We adopted this guidance in the third quarter of 2014, and it did not have a material impact on our financial position or results of operations.
The financial impact of the Act may be affected by certain additional developments over the next few years, including pending implementation guidance and certain healthcare reform proposals.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for each of the last three years:

	Years Ended December 31,			Change
	2014	2013	2012	2013 to 2014		2012 to 2013
($ in millions, except per share data)	$	$	$	$	%	$	%
Revenues	8,263.5	5,769.6	3,480.4	2,493.9	43	2,289.2	66
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	913.5	(866.1)	(116.0)	1,779.6	NM	(750.1)	647
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	2.72	(2.70)	(0.38)	5.42	NM	(2.32)	611
Diluted	2.67	(2.70)	(0.38)	5.37	NM	(2.32)	611
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $2.5 billion, or 43%, to $8.3 billion in 2014, primarily due to incremental product sales revenue of $2,279.9 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions and an increase of $30.6 million in other revenues, partially offset by (i) a negative impact from divestitures, discontinuations and supply interruptions of $322.8 million in 2014 and (ii) a negative foreign currency exchange impact on the existing business of $164.5 million in 2014. Excluding the items described above, we realized incremental product sales revenue of $670.7 million in 2014 related to growth from the remainder of the existing business, partially offset by the impact of generic competition in the Developed Markets segment.
Total revenues increased $2.3 billion, or 66%, to $5.8 billion in 2013, primarily due to incremental product sales revenue of $2,466.6 million, in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, partially offset by (i) a decrease in product sales in the Developed Markets segment of $293.9 million, in the aggregate, due to the impact of generic competition, (ii) a negative impact from divestitures, discontinuations and supply interruptions of $67.8 million in 2013, (iii) a decrease in alliance and royalty revenue of $53.0 million, primarily related to the $45.0 million milestone payment received from GlaxoSmithKline (“GSK”) in connection with the launch of Potiga® recognized in the second quarter of 2012 that did not similarly occur in 2013, (iv) a negative foreign currency exchange impact on the existing business of $24.4 million in 2013, and (v) a decrease in service revenue of $9.5 million in 2013, primarily due to lower contract manufacturing revenue from the Laval, Quebec

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

facility. Excluding the items described above, we realized incremental product sales revenue of $271.2 million in 2013 related to growth from the remainder of the existing business.
The above changes in revenues are further described below under “Results of Operations — Revenues by Segment”.
As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to both direct and indirect customers. Provision balances relating to estimated amounts payable to direct customers are netted against accounts receivable, and balances relating to indirect customers are included in accrued liabilities. The provisions recorded to reduce gross product sales to net product sales for each of the last three years were as follows:

	Years Ended December 31,
	2014	2013	2012
($ in millions)	$	$	$
Gross product sales	11,593.9	7,849.8	4,067.5
Provisions to reduce gross product sales to net product sales	3,490.3	2,209.5	778.9
Net product sales	8,103.6	5,640.3	3,288.6
Percentage of provisions to gross sales	30%	28%	19%
Provisions as a percentage of gross sales increased to 30% in 2014 from 28% in 2013. The increase was driven primarily by higher provisions for returns and rebates, including the new co-pay assistance programs for launch products including Jublia®, Luzu®, and Retin-A Micro® Microsphere 0.08% (“RAM 0.08%”), as well as increased sales of generic products and Wellbutrin XL® (to the U.S. government), which have higher rebate percentages.
Provisions as a percentage of gross sales increased to 28% in 2013 from 19% in 2012. The increase was driven primarily by higher provisions from the acquisition of Medicis products, including Solodyn®, Zyclara® and Ziana®, which have higher rebate percentages.
Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net income attributable to Valeant Pharmaceuticals International, Inc. was $913.5 million in 2014, compared with net loss attributable to Valeant Pharmaceuticals International, Inc. of $866.1 million in 2013, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $2,113.4 million in 2014, (ii) higher impairment charges in 2013 (primarily driven by the impairment charge for ezogabine/retigabine) and (iii) a net gain related to the divestiture of facial aesthetic fillers and toxins assets in 2014, partially offset by (iv) an increase in selling, general and administrative expenses, (v) an increase in the provision for income taxes and (iv) an increase in non-operating expense, net which included increases in interest expense, loss on extinguishment of debt, and foreign exchange and other which were partially offset by the net gain recognized in connection with the sale by PS Fund 1, LLC (“PS Fund 1”) of the Allergan Inc. (“Allergan”) shares.
Net loss attributable to Valeant Pharmaceuticals International, Inc. increased $750.1 million, to $866.1 million in 2013, reflecting the following factors: (i) an increase in operating expenses (driven largely by higher impairments charges in 2013) and (ii) an increase in non-operating expenses (driven by an increase in interest expense in 2013), partially offset by (iii) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $1,410.5 million in 2013.
The above changes are further described below under “Results of Operations”.
Net (Loss) Income Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest was $1.3 million in 2014 and net income attributable to noncontrolling interest was $2.5 million in 2013. Net (loss) income attributable to noncontrolling interest is primarily related to the performance of joint ventures acquired in connection with the B&L Acquisition.
RESULTS OF OPERATIONS
Reportable Segments

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

We have two operating and reportable segments: (i) Developed Markets, and (ii) Emerging Markets. The following is a brief description of our segments as of December 31, 2014:

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

Revenues By Segment
Our primary sources of revenues are the sale of pharmaceutical products, OTC products, and medical devices. The following table displays revenues by segment for each of the last three years, the percentage of each segment’s revenues compared with total revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not sum due to rounding.

	Years Ended December 31,						Change
	2014		2013		2012		2013 to 2014		2012 to 2013
($ in millions)	$	%	$	%	$	%	$	%	$	%
Developed Markets	6,167.1	75	4,293.2	74	2,502.3	72	1,873.9	44	1,790.9	72
Emerging Markets	2,096.4	25	1,476.4	26	978.1	28	620.0	42	498.3	51
Total revenues	8,263.5	100	5,769.6	100	3,480.4	100	2,493.9	43	2,289.2	66
Total revenues increased $2.5 billion, or 43%, to $8.3 billion in 2014 primarily due to growth from acquisitions, including the B&L Acquisition. The remaining growth in 2014 reflected both price and volume, with slightly more than half of the growth from price. In the Developed Markets, the majority of growth was driven by price, and in the Emerging Markets, the growth was driven almost entirely by volume. The growth was mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $1,699.1 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions, primarily from (i) the 2013 acquisition of B&L (driven by Ocuvite®/PreserVision®, Lotemax®, ReNu Multiplus®, and Biotrue® MultiPurpose Solution product sales) and (ii) the 2014 acquisitions of Solta Medical (mainly driven by Thermage CPT® system product sales) and PreCision (mainly driven by Clindagel® product sales); and

•	an increase in other revenues of $22.6 million in 2014, primarily related to higher royalty revenue.
Those factors were partially offset by:

•
a negative impact from divestitures, discontinuations and supply interruptions of $262.5 million in 2014, primarily driven by a decrease of $173.6 million related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins, as well as the discontinuation of Maxair® and the divestiture of Buphenyl® in 2013; and

•
a negative foreign currency exchange impact on the existing business of $59.7 million in 2014 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Canadian dollar, Japanese yen, and Australian dollar.

Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $474.4 million in 2014. The growth reflected (1) higher sales of (i) orphan products (Syprine® and Xenazine®), (ii) Targretin®, (iii) Jublia®, and (iv) Wellbutrin XL® (U.S.) and (2) higher sales from recent product launches, including the launches of RAM 0.08% and Luzu®, partially offset by a decrease in product sales of $167.8 million, in the aggregate, due to generic competition. The decrease from generic competition related to a decline in sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%), and Zovirax® franchises and Wellbutrin® XL (Canada). We anticipate a continuing decline in sales of the Vanos® franchise and Wellbutrin® XL (Canada) due to continued generic erosion. However, the rate

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

of decline is expected to decrease in the future, and these brands are expected to represent a declining percentage of total revenues primarily due to anticipated growth in other parts of our business and recent acquisitions.
Emerging Markets segment:

•
the incremental product sales revenue of $580.8 million (which includes a negative foreign currency exchange impact of $22.3 million), in the aggregate, from all 2013 acquisitions and all 2014 acquisitions, primarily from the 2013 acquisition of B&L (driven by ReNu Multiplus®, Ocuvite®, and Artelac™ product sales) and the 2014 acquisition of Solta Medical (mainly driven by Thermage CPT® system product sales).

This factor was partially offset by:

•
a negative foreign currency exchange impact on the existing business of $104.8 million in 2014 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble; and

•	a negative impact from divestitures, discontinuations and supply interruptions of $60.3 million in 2014, primarily from Eastern Europe and Brazil.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $196.3 million in 2014. The growth reflected higher sales in Eastern Europe, Middle East and North Africa, Southeast Asia and Mexico.
Total revenues increased $2.3 billion, or 66%, to $5.8 billion in 2013, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $2,051.0 million (which includes a negative foreign currency exchange impact of $12.5 million), in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from (i) the 2012 acquisitions of Medicis (mainly driven by Solodyn®, Restylane®, Dysport®, Vanos®, Ziana® and Perlane® product sales) and OraPharma (mainly driven by Arestin® product sales), and (ii) the 2013 acquisitions of B&L (driven by Lotemax® Gel, PreserVision® and SofLens® Daily Disposable Contact Lenses product sales) and Obagi (mainly driven by Nu-Derm® and Obagi-C® product sales).

This factor was partially offset by:

•	decrease in product sales of $293.9 million in 2013, primarily related to a decline in sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® due to generic competition;

•
a decrease in alliance and royalty revenue of $59.8 million, primarily related to the $45.0 million milestone payment received from GSK in connection with the launch of Potiga® recognized in the second quarter of 2012 that did not similarly occur in 2013;

•
a negative impact from divestitures, discontinuations and supply interruptions of $44.8 million in 2013. The largest contributors were the discontinuation of Dermaglow® and the divestitures of certain brands sold primarily in Australia;

•	a negative foreign currency exchange impact on the existing business of $19.9 million in 2013; and

•	a decrease in service revenue of $5.1 million in 2013, primarily due to lower contract manufacturing revenue from the Laval, Quebec facility.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $163.4 million in 2013, driven by growth of the core dermatology brands, including CeraVe® and Acanya®. The growth in 2013 was driven primarily by price.
Emerging Markets segment:

•
the incremental product sales revenue of $415.6 million (which includes a negative foreign currency exchange impact of $9.7 million), in the aggregate, from all 2012 acquisitions and all 2013 acquisitions, primarily from (i) the 2012 acquisition of certain assets of Gerot Lannach and (ii) the 2013 acquisitions of B&L (driven by ReNu Multiplus®, SofLens® and SofLens® Daily Disposable Contact Lenses product sales) and Natur Produkt.

This factor was partially offset by:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	a negative impact from divestitures, discontinuations and supply interruptions of $23.0 million in 2013; and

•	a negative foreign currency exchange impact on the existing business of $4.5 million in 2013.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $107.8 million in 2013 driven by growth in Poland and Russia. The main driver of this growth was volume.
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

	Years Ended December 31,						Change
	2014		2013		2012		2013 to 2014		2012 to 2013
($ in millions)	$	%(1)	$	%(1)	$	%(1)	$	%	$	%
Developed Markets	2,019.7	33	573.2	13	815.9	33	1,446.5	252	(242.7)	(30)
Emerging Markets	337.3	16	93.0	6	69.0	7	244.3	263	24.0	35
Total segment profit	2,357.0	29	666.2	12	884.9	25	1,690.8	254	(218.7)	(25)
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
Total segment profit increased $1.7 billion, or 254%, to $2.4 billion in 2014, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in contribution of $1,140.2 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions, primarily from the product sales of B&L, Solta Medical and PreCision, including higher expenses for acquisition accounting adjustments related to inventory of $28.8 million, in the aggregate, in 2014; and

•	a favorable impact of $307.4 million related to the existing business acquisition accounting adjustments related to inventory in 2013 that did not similarly occur in 2014.
Those factors were partially offset by:

•
a decrease in contribution related to divestitures, discontinuations and supply interruptions of $214.2 million in 2014, primarily driven by a decrease in contribution of $149.0 million related to the divestiture of facial aesthetic fillers and toxins in the third quarter of 2014;

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $202.2 million in 2014 primarily due to the acquisitions of new businesses within the segment, partially offset by the impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013; and

•
a negative foreign currency exchange impact on the existing business contribution of $45.4 million in 2014 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Canadian dollar, Japanese yen, and Australian dollar.

Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $434.4 million in 2014, driven by (1) higher sales of (i) orphan products (Syprine® and Xenazine®), (ii) Targretin®, (iii) Jublia®, and (iv) Wellbutrin XL® (U.S.) and (2) higher sales from recent product launches, including the launches of RAM 0.08% and Luzu®, partially offset by a decrease in contribution of $160.2 million related to a decline in sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%), and Zovirax® franchises and Wellbutrin® XL (Canada) as a result of the continued impact of generic competition.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Emerging Markets segment:

•	an increase in contribution of $378.6 million, in the aggregate, from all 2013 acquisitions and all 2014 acquisitions, primarily from the sale of B&L and Solta Medical products; and

•	a favorable impact of $65.3 million related to the existing business acquisition accounting adjustments related to inventory in 2013 that did not similarly occur in 2014.
Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $250.3 million in 2014, primarily associated with the acquisitions of new businesses within the segment;

•
a negative foreign currency exchange impact on the existing business contribution of $65.0 million in 2014 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble; and

•	a decrease in contribution related to divestitures, discontinuations and supply interruptions of $38.2 million in 2014.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $149.2 million in 2014. The growth reflected higher sales in Eastern Europe, Middle East and North Africa, Southeast Asia and Mexico.
Total segment profit decreased $218.7 million, or 25%, to $666.2 million in 2013, mainly attributable to the effect of the following factors:
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
Those factors were more than offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $1,333.6 million in 2013, primarily due to an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013 and the acquisitions of new businesses within the segment. See note 6 to the 2014 Financial Statements for additional information regarding the ezogabine/retigabine impairment;

•
a decrease in contribution of $286.7 million in 2013, primarily related to the lower sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® as a result of the continued impact of generic competition;

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
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $155.2 million, driven by growth of the core dermatology brands, including CeraVe® and Acanya®.
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
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $70.9 million in 2013.
Operating Expenses
The following table displays the dollar amount of each operating expense category for each of the last three years, the percentage of each category compared with total revenues in the respective year, and the dollar and percentage changes in the dollar amount of each category. Percentages may not sum due to rounding.

	Years Ended December 31,						Change
	2014		2013		2012		2013 to 2014		2012 to 2013
($ in millions)	$	%(1)	$	%(1)	$	%(1)	$	%	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	2,196.2	27	1,846.3	32	905.1	26	349.9	19	941.2	104
Cost of other revenues	58.4	1	58.8	1	64.6	2	(0.4)	(1)	(5.8)	(9)
Selling, general and administrative	2,026.3	25	1,305.2	23	756.1	22	721.1	55	549.1	73
Research and development	246.0	3	156.8	3	79.1	2	89.2	57	77.7	98
Amortization and impairments of finite-lived intangible assets	1,550.7	19	1,902.0	33	928.9	27	(351.3)	(18)	973.1	105
Restructuring, integration and other costs	381.7	5	462.0	8	267.1	8	(80.3)	(17)	194.9	73
In-process research and development impairments and other charges	41.0	—	153.6	3	189.9	5	(112.6)	(73)	(36.3)	(19)
Acquisition-related costs	6.3	—	36.4	1	78.6	2	(30.1)	(83)	(42.2)	(54)
Acquisition-related contingent consideration	(14.1)	—	(29.2)	(1)	(5.3)	—	15.1	(52)	(23.9)	451
Other (income) expense	(268.7)	(3)	287.2	5	136.6	4	(555.9)	NM	150.6	110
Total operating expenses	6,223.8	75	6,179.1	107	3,400.7	98	44.7	1	2,778.4	82
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
Cost of goods sold increased $349.9 million, or 19%, to $2.2 billion in 2014. As a percentage of revenue, Cost of goods sold decreased to 27% in 2014 as compared to 32% in 2013, primarily due to:

•
the impact of lower acquisition accounting adjustments of $345.1 million in 2014, primarily related to the fair value step-up for acquired inventory from the B&L and Medicis acquisitions which was expensed in 2013 that did not similarly occur in 2014; and

•	a favorable impact from product mix driven by new product launches, including Jublia®, Luzu®, and RAM 0.08%. These products have a higher gross profit margin than our overall margin.
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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Cost of goods sold increased $941.2 million, or 104%, to $1.8 billion in 2013. As a percentage of revenue, Cost of goods sold increased to 32% in 2013 as compared to 26% in 2012, primarily due to:

•	the impact of higher acquisition accounting adjustments of $293.6 million in 2013, primarily related to the fair value step-up for acquired inventories that were sold in 2013;

•	an unfavorable impact from product mix related to the product portfolio acquired as part of the B&L Acquisition;

•	decreased sales of the Zovirax® franchise, Retin-A Micro®, BenzaClin® and Cesamet® which have a higher gross profit margin than our overall margin; and

•	higher sales of Xenazine® which has a lower margin than our overall margin.
These factors were partially offset by:

•	a favorable impact from product mix related to the Medicis product portfolio; and

•	the benefits realized from worldwide manufacturing rationalization initiatives primarily from Latin America and Canada.
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
Selling, general and administrative expenses increased $721.1 million, or 55%, to $2.0 billion in 2014, primarily due to increased expenses in our Developed Markets segment ($531.2 million) and Emerging Markets segment ($181.4 million), primarily driven by the acquisitions of new businesses within each segment, including the B&L Acquisition, partially offset by the realization of cost synergies.
As a percentage of revenue, Selling, general and administrative expenses increased to 25% in 2014 as compared to 23% in 2013, primarily due to (i) incremental costs incurred from the full year impact of expenses related to the B&L Acquisition, (ii) higher expenses related to recent and upcoming product launches, including the recent launches of Jublia®, Luzu®, and RAM 0.08%, (iii) expenses associated with sales force expansion for the dermatology and contact lens businesses, and (iv) higher share-based compensation expenses. See note 15 to the 2014 Financial Statements for additional information related to share-based compensation.
Selling, general and administrative expenses increased $549.1 million, or 73%, to $1.3 billion in 2013, primarily due to (i) increased expenses in our Developed Markets segment ($367.8 million) and Emerging Markets segment ($155.2 million), primarily driven by the acquisitions of new businesses within each segment, including the B&L and Medicis acquisitions, partially offset by the realization of cost synergies and (ii) net incremental compensation expense of $15.5 million in the second quarter of 2013 related to certain equity awards held by current non-management directors which were modified from units settled in common shares to units settled in cash. See note 15 to the 2014 Financial Statements for additional information.
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
Research and development expenses increased $89.2 million, or 57%, to $246.0 million in 2014, primarily due to higher spending on programs acquired in the B&L Acquisition, including Vesneo™ (latanoprostene bunod), Lotemax® life cycle programs, and brimonidine, partially offset by lower spending on Jublia® (efinaconazole 10% topical solution). In June 2014, the FDA approved the NDA for Jublia®, and the product was launched.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Research and development expenses increased $77.7 million, or 98%, to $156.8 million in 2013, primarily due to spending on programs acquired in the B&L Acquisition, including latanoprostene bunod and the next generation silicone hydrogel lens (Bausch + Lomb Ultra®), partially offset by lower spending on ezogabine/retigabine reflecting the U.S. launch in the second quarter of 2012.
See note 3 to the 2014 Financial Statements for additional information relating to the B&L Acquisition.
Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets decreased $351.3 million, or 18%, to $1.6 billion in 2014, primarily due to (i) a decrease of $631.0 million for ezogabine/retigabine due to the impairment charge of $551.6 million recognized in the third quarter of 2013 (which also resulted in lower amortization expense in 2014), (ii) a decrease in amortization of the divested facial aesthetic fillers and toxins assets which were divested in July 2014 of $43.7 million, (iii) impairment charges of $31.5 million recognized in 2013 related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia, and (iv) a $22.2 million write-off recognized in 2013 related to the Opana® intangible asset, partially offset by (v) an increase in amortization of the B&L, Solta Medical and PreCision identifiable intangible assets of $242.6 million, in the aggregate, in 2014, (vi) a $55.2 million write-off recognized in 2014 related to the Kinerase® intangible asset, and (vii) a $32.4 million write-off in 2014 related to the Grifulvin® intangible asset.
Amortization and impairments of finite-lived intangible assets increased $973.1 million, or 105%, to $1.9 billion in 2013, primarily due to (i) a net increase of $525.1 million for ezogabine/retigabine, as the impairment charge of $551.6 million in the third quarter of 2013 was partially offset by lower amortization for ezogabine/retigabine of $26.5 million in the fourth quarter of 2013, (ii) the amortization of $351.9 million, in the aggregate, in 2013, primarily related to the Medicis, B&L, and Obagi identifiable intangible assets, (iii) impairment charges of $31.5 million related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia in 2013, (iv) $22.2 million related to the write-off of the carrying value of the Opana® intangible asset in 2013, (v) an increase in the write-offs of $16.9 million, in the aggregate, in 2013, primarily related to the discontinuation of certain products in the Brazilian, Canadian, and Polish markets, and (vi) $10.0 million related to the write-off of certain OTC skincare products in the U.S. in 2013.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration, and other costs of $381.7 million in 2014, compared with $462.0 million and $267.1 million in 2013 and 2012, respectively, primarily related to the B&L, Solta Medical and PreCision acquisitions. Refer to note 5 to the 2014 Financial Statements for further details.
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
In 2014, we recorded charges of $41.0 million primarily due to (i) the write-off of an IPR&D asset of $12.5 million related to analysis of Phase 2 study data for a dermatological product candidate acquired in the December 2012 Medicis acquisition, (ii) an up-front payment of $12.0 million made in connection with an amendment to a license and distribution agreement with a third party, and (iii) payments to third parties associated with the achievement of specific development milestones prior to regulatory approval under our research and development programs, including Jublia®, in 2014.
In 2013, we recorded charges of $153.6 million, primarily due to the write-off of (i) $93.8 million relating to the modified-release formulation of ezogabine/retigabine, (ii) $27.3 million of IPR&D assets, mainly related to the termination of the A007 (Lacrisert®) development program, (iii) $14.4 million related to the termination of the Mapracorat development program, and (iv) $8.8 million related to a Xerese® life-cycle product. Refer note 10 to the 2014 Financial Statements for additional information.
In 2012, we recorded charges of $189.9 million, primarily due to (i) $133.4 million for the write-off of an acquired IPR&D asset related to the IDP-107 dermatology program, which was acquired in September 2010 as part of the merger with Valeant, (ii)

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

an impairment charge of $24.7 million related to a Xerese® life-cycle product, and (iii) $12.0 million related to a payment to terminate a research and development commitment with a third party. Refer note 10 to the 2014 Financial Statements for additional information.
Acquisition-Related Costs
Acquisition-related costs decreased $30.1 million, or 83%, to $6.3 million in 2014, reflecting higher expenses incurred in 2013 related to the B&L, Obagi and Natur Produkt acquisitions, as well as other acquisitions, partially offset by acquisition activities in 2014, primarily related to the PreCision and Solta Medical acquisitions.
Acquisition-related costs decreased $42.2 million, or 54%, to $36.4 million in 2013, reflecting higher expenses incurred in 2012 related to the Medicis and OraPharma acquisitions and other 2012 acquisitions, partially offset by acquisition activities in 2013 primarily related to the B&L, Obagi and Natur Produkt acquisitions.
See note 3 to the 2014 Financial Statements for additional information regarding business combinations. Certain costs related to our investment in PS Fund 1 were recorded in Gain on investments, net. See note 23 for additional information relating to these costs.
Acquisition-Related Contingent Consideration
In 2014, we recognized an acquisition-related contingent consideration gain of $14.1 million. The net gain was primarily driven by net fair value adjustments of $19.0 million related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”), as a result of continued assessment of the impact from generic competition on performance trends and future revenue forecasts for Zovirax®.
In 2013, we recognized an acquisition-related contingent consideration gain of $29.2 million. The net gain was primarily driven by a net gain related to the Elidel®/Xerese®/Zovirax® agreement. As a result of analysis in the third quarter of 2013 of performance trends since the launch of a generic Zovirax® ointment in April 2013, we adjusted the projected revenue forecast, resulting in an acquisition-related contingent consideration net gain of $20.0 million in 2013. Also contributing to the acquisition-related contingent net gain was a net gain of $6.9 million, which resulted from the termination, in the third quarter of 2013, of the A007 (Lacrisert®) development program, which impacted the probability associated with potential milestone payments. Refer to note 6 to the 2014 Financial Statements for further information.
In 2012, we recognized an acquisition-related contingent consideration gain of $5.3 million, primarily driven by (i) a net gain of $10.3 million related to the iNova acquisition in December 2011 due to changes in the estimated probability of achieving the related milestones, partially offset by (ii) a net loss of $6.5 million related to the Elidel®/Xerese®/Zovirax® agreement, due to fair value adjustments to reflect accretion for the time value of money, partially offset by changes in the projected revenue forecast.
Other (Income) Expense
Other (income) expense primarily includes: legal settlements and related fees and gains/losses from the sale of assets and businesses.
In 2014, we recognized other income of $268.7 million, primarily related to (i) a net gain of $323.9 million related to the divestiture of facial aesthetic fillers and toxins in the third quarter of 2014 and (ii) the reversal of a $50.0 million reserve related to the AntiGrippin® litigation in the first quarter of 2014, partially offset by (iii) a net loss of $58.5 million related to the divestiture of Metronidazole 1.3% in the third quarter of 2014, (iv) a post-combination expense of $20.4 million in the third quarter of 2014 related to the acceleration of unvested stock options for PreCision employees, and (v) a loss on sale of $8.8 million related to the divestiture of the generic tretinoin product rights in the third quarter of 2014, acquired in the PreCision acquisition. Refer to note 4, note 20 and note 3 to the 2014 Financial Statements for further details related to the divestitures of facial aesthetic fillers and toxins and Metronidazole 1.3%, the AntiGrippin® litigation and the acquisition of PreCision, respectively.
In 2013, we recognized other expense of $287.2 million, primarily due to (i) a charge of $142.5 million in the third quarter of 2013 related to a settlement agreement with Anacor Pharmaceuticals, Inc. (“Anacor”), (ii) a post-combination expense of $52.8 million, in the aggregate, related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition, (iii) a charge of $50.0 million in the fourth quarter of 2013 related to AntiGrippin® litigation, and (iv) a loss of $10.2 million related to the sale of certain skincare products sold primarily in Australia in the fourth quarter of 2013. Refer to note 4, note 3, and note 20 to the 2014 Financial Statements for further details related to the divestiture of certain skincare products sold in Australia, the B&L Acquisition, and the AntiGrippin® litigation, respectively.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In 2012, we recorded other expense of $136.6 million, primarily due to (i) a post-combination expense of $77.3 million, related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control and (ii) legal settlement charges of $56.8 million, mainly related to a settlement of antitrust litigation and the associated legal fees. Refer to note 3 to the 2014 Financial Statements for further details.
Non-Operating Income (Expense)
The following table displays each non-operating income or expense category for each of the last three years, and the dollar and percentage changes in the dollar amount of each category.

	Years Ended December 31,			Change
	2014	2013	2012	2013 to 2014		2012 to 2013
($ in millions; Income (Expense))	$	$	$	$	%	$	%
Interest income	5.0	8.0	6.0	(3.0)	(38)	2.0	33
Interest expense	(971.0)	(844.3)	(481.6)	(126.7)	15	(362.7)	75
Loss on extinguishment of debt	(129.6)	(65.0)	(20.1)	(64.6)	99	(44.9)	223
Foreign exchange and other	(144.1)	(9.4)	19.7	(134.7)	NM	(29.1)	NM
Gain on investments, net	292.6	5.8	2.1	286.8	NM	3.7	176
Total non-operating expense	(947.1)	(904.9)	(473.9)	(42.2)	5	(431.0)	91
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $126.7 million, or 15%, to $971.0 million in 2014, primarily due to an increase of (i) $170.3 million related to higher debt balances, driven by the borrowings in the third quarter of 2013 in conjunction with the B&L Acquisition, (ii) $46.5 million related to the issuance of 5.625% senior notes due 2021 in December 2013, partially offset by (iii) a decrease of $65.6 million, in the aggregate, related to the early redemption of 6.50% senior notes due 2016 (the “2016 Notes”) in December 2013 and 6.75% senior notes due 2017 (the “2017 Notes”) in October 2014, and (iv) a decrease of $19.5 million, in the aggregate, related to the non-cash amortization and write-off of debt discounts and debt issuance costs.
Interest expense increased $362.7 million, or 75%, to $844.3 million in 2013, primarily due to (i) an increase of $308.1 million primarily related to higher debt balances, driven by the new borrowings during the period and (ii) an increase of $53.1 million, in the aggregate, related to the non-cash amortization of debt discounts and deferred financing costs, including the write-off of deferred financing costs related to the commitment letter entered into in connection with the financing of the B&L Acquisition.
Refer to note 12 to the 2014 Financial Statements for further details.
Loss on Extinguishment of Debt
In 2014, we recognized losses of $129.6 million, primarily related to (i) the refinancing of our Series E tranche B term loan facility on February 6, 2014, (ii) the redemption of the 2017 Notes in October 2014, and (iii) the redemption of 6.875% senior notes due 2018 (the “December 2018 Notes”) in December 2014. Refer to note 12 to the 2014 Financial Statements for further details.
In 2013, we recognized losses of $65.0 million, related primarily due to (i) the redemption of the 2016 Notes in December 2013, (ii) the repricing of our Series D tranche B term loan facility and our Series C of the tranche B term loan facility on February 21, 2013, and (iii) the redemption of 9.875% senior notes assumed in connection with the B&L Acquisition in the third quarter of 2013 (see note 3 to the 2014 Financial Statements for additional information). Refer to note 12 to the 2014 Financial Statements for further details.
In 2012, we recognized losses of $20.1 million, mainly on refinancing of our term loan B facility on October 2, 2012 and the settlement of convertible notes.
Foreign Exchange and Other
In 2014, we recognized foreign exchange losses of $144.1 million, primarily due to (i) a foreign exchange loss on a euro-denominated intercompany loan and (ii) translation losses from intercompany transactions within our European operations.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Foreign exchange and other loss was $9.4 million in 2013, compared with a gain of $19.7 million in 2012, reflecting a decrease of $29.1 million, primarily due to (i) the $29.4 million gain realized in 2012 on an intercompany loan that was not designated as permanent in nature that did not similarly occur in 2013, (ii) an unrealized foreign exchange loss of $8.3 million on an intercompany financing arrangement in the first quarter of 2013, partially offset by (iii) the translation gains on intercompany loans in 2013.
Gain on Investments, Net
In 2014, we recognized a gain on investment, net of $292.6 million. The gain on investment, net was primarily driven by a net gain of $286.7 million recognized in connection with the sale by PS Fund 1 of the Allergan shares. Refer to note 23 to the 2014 Financial Statements for additional information.
In 2013, we recognized gain on investment, net of $5.8 million. The gain on investment, net was primarily driven by a realized gain of $4.0 million on the sale of an equity investment acquired as part of the Medicis acquisition in December 2012.
Income Taxes
The following table displays the dollar amount of the current and deferred provisions for (recovery of) income taxes for each of the last three years, and the dollar and percentage changes in the dollar amount of each provision. Percentages may not sum due to rounding.

	Years Ended December 31,			Change
	2014	2013	2012	2013 to 2014		2012 to 2013
($ in millions; Expense (Income))	$	$	$	$	%	$	%
Current income tax expense	150.7	83.4	63.5	67.3	81	19.9	31
Deferred income tax expense (benefit)	29.7	(534.2)	(341.7)	563.9	NM	(192.5)	56
Total provision for (recovery of) income taxes	180.4	(450.8)	(278.2)	631.2	NM	(172.6)	62
____________________________________
NM — Not meaningful
In 2014, our effective tax rate was different from our statutory Canadian tax rate due to (i) income earned in jurisdictions with a lower statutory rate than in Canada, (ii) tax expense of $82.1 million associated with the divestiture of facial aesthetic fillers and toxins to Galderma S.A. (“Galderma”) in July 2014, which is reflected as a component of tax expense on taxable foreign income set forth in the effective tax rate reconciliation in the tax footnote, and (iii) a $147.3 million tax benefit related to intra-entity integration efforts of which $129.2 million relates to current year items including the creation of deferred tax assets as a result of a liquidation of one of our foreign affiliates, a reduction of deferred tax liabilities, and the amortization of intangibles for tax purposes in jurisdictions with tax rates lower than Canada. Our consolidated foreign rate differential reflects the net total of the tax cost or benefit of income earned or losses incurred in jurisdictions outside of Canada as compared to the net total tax cost or benefit of such income (on a jurisdictional basis) at the Canadian statutory rate. Tax costs below the Canadian statutory rate generate a beneficial foreign rate differential as do tax benefits generated in jurisdictions where the statutory tax rate exceeds the Canadian statutory tax rate. It is not expected that the net total of the foreign rate differentials generated in each jurisdiction in which we operate will bear a direct relationship to the net total amount of foreign income (or loss) earned outside of Canada.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The majority of the increase in 2014 is due to changes in the deferred tax asset balance in Canada, the maintenance of the valuation allowance on foreign tax credits recorded in the U.S. and the establishment of a valuation allowance on certain previously recorded U.S. State deferred tax assets due to our internal restructuring, the effect of which is deferred under U.S. GAAP. In determining the amount of the valuation allowance that was necessary, we considered the amount of U.S. tax loss carryforwards, Canadian tax loss carryforwards, scientific research and experimental development pool, and investment tax credits that we would more likely than not be able to utilize based on future sources of income. Our taxes payable is impacted by our ability to use net operating losses on a current basis.
SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The following table presents a summary of our unaudited quarterly results of operations and operating cash flows in 2014 and 2013:

	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
($ in millions)	$	$	$	$	$	$	$	$
Revenue	1,886.2	2,041.1	2,056.2	2,280.0	1,068.4	1,095.7	1,541.7	2,063.8
Expenses(1)	1,529.6	1,686.0	1,372.3	1,635.9	951.4	954.2	2,433.2	1,840.3
Operating income (loss)	356.6	355.1	683.9	644.1	117.0	141.5	(891.5)	223.5
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(22.6)	125.8	275.4	534.9	(27.5)	10.8	(973.2)	123.8
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(0.07)	0.38	0.82	1.59	(0.09)	0.04	(2.92)	0.37
Diluted	(0.07)	0.37	0.81	1.56	(0.09)	0.03	(2.92)	0.36
Net cash provided by operating activities	484.3	376.0	618.7	815.7	255.3	305.1	201.7	279.9
____________________________________

(1)
In the third quarter of 2013, we recognized an impairment charge of $551.6 million related to ezogabine/retigabine (immediate-release formulation) which is co-developed and marketed under a collaboration agreement with GSK. In addition, in the third quarter of 2013, we wrote off an IPR&D asset of $93.8 million relating to a modified-release formulation of ezogabine/retigabine. See note 6 to the 2014 Financial Statements for additional information regarding these charges.

Fourth Quarter of 2014 Compared to Fourth Quarter of 2013
Results of Operations
Total revenues increased $216.2 million, or 10%, to $2.3 billion in the fourth quarter of 2014. The growth in the fourth quarter of 2014 reflected both price and volume, with slightly more than half of the growth from price. The growth also reflected the following factors:

•
the incremental product sales revenue of $95.6 million, in the aggregate, from all 2014 acquisitions primarily from Solta Medical (mainly driven by Thermage CPT® system product sales) and PreCision (mainly driven by Clindagel® product sales); and

•	an increase in other revenues of $12.2 million in the fourth quarter of 2014, primarily related to higher royalty revenue.
Those factors were partially offset by:

•
a negative foreign currency impact on the existing business of $107.6 million in the fourth quarter of 2014 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble and Euro; and

•
a negative impact from divestitures and discontinuations of $96.7 million in the fourth quarter of 2014, primarily driven by the divestitures of facial aesthetic fillers and toxins in the third quarter of 2014.

Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $312.7 million in the fourth quarter of 2014. The growth reflected (1) higher sales of (i) Jublia® and (ii) Targretin®, and (iii) orphan products (Syprine® and Xenazine®) and (2) higher sales from recent product launches, including the launches of RAM 0.08% and Luzu®, partially offset by a decrease in product sales of $26.5 million, in the aggregate, due to generic competition. The decrease from generic competition related to a decline in sales of the Vanos® franchise and Wellbutrin® XL (Canada).
Net income attributable to Valeant Pharmaceuticals International, Inc. increased $411.1 million, or 332%, to $534.9 million in the fourth quarter of 2014, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $344.7 million, primarily from the product sales from the existing business and all 2014 acquisitions, (ii) a decrease in non-operating expenses driven largely by a net gain of $286.7 million recognized in connection with the sale by PS Fund 1 of Allergan shares, as further described above under “Results of Operations — Non-Operating Income (Expenses)”, partially offset by (iii) an increase in provision for income taxes, as further described above under “Results of Operations — Income Taxes”.
Cash Flows From Operations

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net cash provided by operating activities increased $535.8 million, to $815.7 million in the fourth quarter of 2014, primarily due to:

•	the inclusion of cash flows from the operations in the fourth quarter of 2014 from the 2014 acquisitions, primarily the PreCision and Solta Medical acquisitions;

•
$397.5 million of cash proceeds representing the return on our investment in PS Fund 1 from the appreciation in the Allergan share price and our right to 15% of the net profits realized by Pershing Square on the sale of Allergan shares. Refer to note 23 to the 2014 Financial Statements for additional information;

•	lower payments of $92.3 million related to restructuring, integration and other costs in the fourth quarter of 2014; and

•
incremental cash flows from the continued growth of the existing business, including new product launches, partially offset by a decrease in contribution of $25.5 million in the fourth quarter of 2014 related to the lower sales of the Vanos® franchise and Wellbutrin® XL (Canada) as a result of generic competition.

Those factors were partially offset by:

•
an increase in investment in working capital of $143.4 million in the fourth quarter of 2014, primarily related to (i) an increase in receivables driven by higher gross sales and product mix and (ii) the impact of changes related to timing of payments, including prepaid expenses, interest, severance, and integration payments, and receipts in the ordinary course of business, partially offset by an increase in accrued liabilities due to higher gross to net sales reserves.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Selected Measures of Financial Condition
The following table presents a summary of our financial condition as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013	Change
($ in millions; Asset (Liability))	$	$	$	%
Cash and cash equivalents	322.6	600.3	(277.7)	(46)
Long-lived assets(1)	21,912.8	23,834.5	(1,921.7)	(8)
Total debt, including current portion	(15,254.6)	(17,367.7)	2,113.1	(12)
____________________________________

(1)	Long-lived assets comprise property, plant and equipment, intangible assets and goodwill.
Cash and Cash Equivalents
Cash and cash equivalents decreased $277.7 million, or 46%, to $322.6 million as of December 31, 2014, which primarily reflected the following uses of cash:

•	$1.3 billion in net repayments, in the aggregate, under our senior secured credit facilities in 2014;

•	$1.3 billion paid, in the aggregate, in connection with the purchases of businesses and intangible assets, mainly in respect of the PreCision and Solta Medical acquisitions in 2014;

•	$500.0 million paid in connection with the redemption of the 2017 Notes in October 2014;

•	$445.0 million paid in connection with the redemption of the December 2018 Notes in December 2014;

•	purchases of property, plant and equipment of $291.6 million;

•
contingent consideration payments within financing activities of $106.1 million primarily related to the OraPharma and Eisai (Targretin®) acquisitions and the Elidel®/Xerese®/Zovirax® agreement entered into in June 2011;

•
$55.2 million related to debt financing costs paid primarily due to (i) a call premiums paid in connection with the redemption of the 2017 Notes and the December 2018 Notes and (ii) the refinancing of our Series E tranche B term loan facility in February 2014. Refer to note 12 to the 2014 Financial Statements for additional information regarding the call premiums paid with the redemption of the 2017 Notes and December 2018 Notes; and

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$44.1 million of employee withholding taxes paid in connection with the exercise of share-based awards.
Those factors were partially offset by the following sources of cash:

•
$2.3 billion in operating cash flows, including $397.5 million of cash proceeds representing the return on our investment in PS Fund 1 from the appreciation in the Allergan share price and our right to 15% of the net profits realized by Pershing Square on the sale of Allergan shares. Refer to note 23 to the 2014 Financial Statements for additional information; and

•
$1.5 billion of net cash proceeds from divestitures primarily related to the divestitures of facial aesthetic fillers and toxins in July 2014. Refer to note 4 to the 2014 Financial Statements for additional information.

Long-Lived Assets
Long-lived assets decreased $1.9 billion, or 8%, to $21.9 billion as of December 31, 2014, primarily due to:

•	the depreciation of property, plant and equipment and amortization of intangible assets of $1.7 billion, in the aggregate;

•
a reduction of the carrying amount of intangible assets and goodwill of $1.0 billion and $91.0 million, in the aggregate, related to the divestitures of (i) facial aesthetic fillers and toxins and (ii) Metronidazole 1.3%, respectively, which were each divested in July 2014. Refer to note 4 to the 2014 Financial Statements for additional information; and

•	a negative foreign currency exchange impact of $776.9 million.
Those factors were partially offset by:

•
the inclusion of the identifiable intangible assets, goodwill and property, plant and equipment from the 2014 acquisitions of $1.2 billion, in the aggregate, primarily related to the PreCision and Solta Medical acquisitions; and

•	purchases of property, plant and equipment of $291.6 million.
Long-Term Debt
Long-term debt (including the current portion) decreased $2.1 billion, or 12%, to $15.3 billion as of December 31, 2014, primarily due to (i) $1.3 billion in net repayments, in the aggregate, under our senior secured credit facilities in 2014, (ii) the redemption of $500.0 million aggregate principal amount of the 2017 Notes in October 2014, and (iii) the redemption of $445.0 million aggregate principal amount of the December 2018 Notes in December 2014. Refer to note 12 to the 2014 Financial Statements for additional information.
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

	Years Ended December 31,			Change
	2014	2013	2012	2013 to 2014		2012 to 2013
($ in millions)	$	$	$	$	%	$	%
Net cash provided by operating activities	2,294.7	1,042.0	656.6	1,252.7	120	385.4	59
Net cash used in investing activities	(99.7)	(5,380.3)	(2,965.7)	5,280.6	(98)	(2,414.6)	81
Net cash (used in) provided by financing activities	(2,443.7)	4,027.7	3,057.3	(6,471.4)	NM	970.4	32
Effect of exchange rate changes on cash and cash equivalents	(29.0)	(5.2)	3.8	(23.8)	458	(9.0)	NM
Net (decrease) increase in cash and cash equivalents	(277.7)	(315.8)	752.0	38.1	(12)	(1,067.8)	NM
Cash and cash equivalents, beginning of year	600.3	916.1	164.1	(315.8)	(34)	752.0	458
Cash and cash equivalents, end of year	322.6	600.3	916.1	(277.7)	(46)	(315.8)	(34)
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $1.3 billion, or 120%, to $2.3 billion in 2014, primarily due to:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	the inclusion of cash flows in 2014 from all 2013 acquisitions, primarily the B&L and Obagi acquisitions, as well as all 2014 acquisitions;

•
$397.5 million of cash proceeds representing the return on our investment in PS Fund 1 from the appreciation in the Allergan share price and our right to 15% of the net profits realized by Pershing Square on the sale of Allergan shares. Refer to note 23 to the 2014 Financial Statements for additional information; and

•
incremental cash flows from the continued growth of the existing business, including new product launches, partially offset by a decrease in contribution of $160.2 million in 2014 related to the lower sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%), and Zovirax® franchises and Wellbutrin® XL (Canada) as a result of generic competition.

Those factors were partially offset by:

•
an increased investment in working capital of $290.1 million in 2014, primarily related to (i) an increase in receivables driven by higher gross sales and product mix and (ii) the impact of changes related to timing of payments, including prepaid expenses, interest, severance, and integration payments, and receipts in the ordinary course of business, partially offset by an increase in accrued liabilities due to higher gross to net sales reserves; and

•	higher payments of $55.6 million related to restructuring, integration and other costs in 2014.
Net cash provided by operating activities increased $385.4 million, or 59%, to $1.0 billion in 2013, primarily due to:

•
the inclusion of cash flows in 2013 from all 2012 acquisitions, primarily the Medicis, OraPharma, and Gerot Lannach acquisitions, as well as all 2013 acquisitions, primarily the B&L, Natur Produkt and Obagi acquisitions; and

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

•	the receipt of the $45.0 million milestone payment from GSK in connection with the launch of Potiga® in 2012 that did not similarly occur in 2013.
Investing Activities
Net cash used in investing activities decreased $5.3 billion, or 98%, to $99.7 million in 2014, primarily due to:

•	a decrease of $4.0 billion, in the aggregate, related to lower purchases of businesses (net of cash acquired) and intangible assets in 2014, driven mainly by the August 2013 B&L Acquisition; and

•
a decrease of $1.5 billion, related to higher proceeds from the sale of assets and businesses, net of costs to sell, primarily attributable to the cash proceeds of approximately $1.4 billion for the divestiture of facial aesthetic fillers and toxins to Galderma in the third quarter of 2014.

Those factors were partially offset by:

•	an increase of $176.3 million related to higher purchases of property, plant and equipment.
Net cash used in investing activities increased $2.4 billion, or 81%, to $5.4 billion in 2013, primarily due to:

•	an increase of $1.8 billion, in the aggregate, related to the purchases of businesses (net of cash acquired) and intangible assets, in the aggregate;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	an increase of $607.8 million, mainly related to the higher proceeds received in 2012 from the sale of marketable securities acquired as part of the Medicis acquisition; and

•
an increase of $50.9 million, related to lower proceeds from sales of assets, primarily attributable to the cash proceeds of $66.3 million for the sale of the IDP-111 and 5-FU products in the first quarter of 2012, partially offset by the proceeds related to the sale of Buphenyl® in the second quarter of 2013.

Financing Activities
Net cash used in financing activities was $2.4 billion in 2014, compared with the net cash provided by financing activities of $4.0 billion in 2013, reflecting a decrease of $6.5 billion, primarily due to:

•
a decrease of $4.7 billion, in the aggregate, related to net proceeds from our senior secured credit facilities primarily due to (i) the borrowings of $3.9 billion in the third quarter of 2013 in connection with the B&L Acquisition and (ii) the repayments of $1.0 billion, in the aggregate, in the third quarter of 2014, partially offset by (iii) the issuance of $225.6 million in incremental term loans in the first quarter of 2014. Refer to note 12 to the 2014 Financial Statements for additional information;

•	a decrease related to net proceeds of $4.1 billion from the issuance of senior notes in 2013; and

•	a decrease of $2.3 billion related to the net proceeds from the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition.
Those factors were partially offset by:

•	an increase of $4.2 billion related to the repayment of long-term debt assumed in connection with the B&L Acquisition in 2013 that did not similarly occur in 2014;

•	an increase of $233.6 million related to the repayments of long-term debt assumed in connection with the Medicis acquisition in 2013 that did not similarly occur in 2014;

•	an increase of $61.1 million related to the lower debt financing costs paid in 2014 due to the lower refinancing activities in 2014;

•	an increase of $55.6 million related to the repurchases of common shares in 2013 that did not similarly occur in 2014; and

•
an increase of $37.6 million related to the repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition in 2013 that did not similarly occur in 2014.

Net cash provided by financing activities increased $970.4 million, or 32%, to $4.0 billion in 2013, primarily due to:

•	an increase related to net proceeds of $4.1 billion from the issuance of senior notes in 2013;

•	the net proceeds of $2.3 billion primarily related to the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition;

•	an increase of $1.4 billion of net borrowings under senior secured credit facilities, in the aggregate, in 2013;

•	an increase of $606.3 million related to cash settlement of convertible debt in 2012 that did not similarly occur in 2013; and

•	an increase of $225.1 million related to lower repurchases of common shares in 2013.
Those factors were partially offset by:

•	a decrease of $4.2 billion related to the repayment of long-term debt assumed in connection with the B&L Acquisition in August 2013;

•	a decrease related to net proceeds of $2.2 billion from the issuance of senior notes in 2012;

•	$915.5 million paid in connection with the redemption of the 2016 Notes in December 2013;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	$233.6 million related to the repayment of long-term debt assumed in connection with the Medicis acquisition in December 2012;

•
a decrease of $83.1 million related to the higher debt financing costs paid (including call premium of $29.8 million paid in connection with the redemption of the 2016 Notes in December 2013), primarily due to the issuance of senior notes and the Series E tranche B term loans in 2013, in the aggregate;

•	$37.6 million in repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition; and

•
a decrease due to higher contingent consideration payments of $26.1 million, in 2013, primarily due to a payment of $40.0 million and $20.1 million, related to the OraPharma and Gerot Lannach acquisitions, respectively, partially offset by (i) lower contingent consideration payments related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda in June 2011 and (ii) a contingent consideration payment in the second quarter of 2012 related to the PharmaSwiss S.A. acquisition in March 2011.

Debt
See note 12 and note 24 of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding our long-term debt.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our senior secured credit facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $6.5 billion and total liabilities of $3.2 billion as of December 31, 2014, and net revenues of $2.0 billion and net earnings from operations of $435.9 million for the year ended December 31, 2014.
Our primary sources of liquidity are our cash, cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have commitments approximating $70 million for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions, including the additional debt financing that will be required in connection with the proposed acquisition of Salix Pharmaceuticals, Ltd. (“Salix”) (see note 24 to the 2014 Financial Statements for information regarding our proposed acquisition of Salix), or for other general corporate purposes. Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB- for Standard and Poor’s. A downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital. An inability to obtain certain amendments to our Credit Agreement in connection with the proposed acquisition of Salix may increase our cost of borrowing.
As of December 31, 2014, we were in compliance with all of our covenants related to our outstanding debt. As of December 31, 2014, our short-term portion of long-term debt amounted to $0.9 million, in the aggregate. We believe our existing cash and cash generated from operations will be sufficient to cover our short-term debt maturities as they become due.
Securities Repurchase Programs
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
The following table summarizes our contractual obligations as of December 31, 2014:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Payments Due by Period
	Total	2015	2016 and 2017	2018 and 2019	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest(1)	20,266.8	817.8	2,715.3	6,672.0	10,061.7
Acquisition-related consideration(2)	50.0	40.0	10.0	—	—
Lease obligations	195.7	44.2	64.5	33.7	53.3
Purchase obligations(3)	327.3	257.3	54.8	13.1	2.1
Total contractual obligations	20,839.8	1,159.3	2,844.6	6,718.8	10,117.1
____________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.

(2)
Reflects the minimum guaranteed obligations related to the Elidel®/Xerese®/Zovirax® agreement. These amounts do not include contingent obligations related to potential royalty payments in excess of the minimum guaranteed obligations related to the Elidel®/Xerese®/Zovirax® agreement. Such contingent obligations are recorded at fair value in our consolidated financial statements.

(3)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and include obligations for minimum inventory and capital expenditures, and outsourced information technology, product promotion and clinical research services.

The above table does not reflect (i) contingent payments related to contingent milestone payments to third parties as part of certain development, collaboration and license agreements and (ii) acquisition-related contingent consideration. See note 21 of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information related to these contingent payments.
Also excluded from the above table is a liability for uncertain tax positions totaling $109.4 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.
On January 30, 2015, we issued $1.0 billion aggregate principal amount of 5.50% senior unsecured notes due 2023 (the “2023 Notes”). The net proceeds of the 2023 Notes offering were used to (i) redeem all of the remaining December 2018 Notes on February 17, 2015, (ii) repay amounts drawn under our revolving credit facility, and (iii) for general corporate purposes. In addition, on January 22, 2015, we entered into joinder agreements to allow for an increase in commitments under our revolving credit facility to $1.5 billion and the issuance of $250.0 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. See note 24 of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
At February 18, 2015, we had 336,202,718 issued and outstanding common shares. In addition, as of February 18, 2015, we had 7,625,003 stock options and 806,873 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,597,351 performance-based RSUs that represent the right of a holder to receive up to 400% of the RSUs granted. A maximum of 5,265,558 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Foreign Currency Risk
In 2014, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We have exposure to multiple foreign currencies, including, among others, the Euro, Canadian dollar, Russian ruble, Japanese yen, and Australian dollar. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. As of December 31, 2014, a 1% increase in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $56.1 million.
In 2012, the repurchase of $18.7 million principal amount of the U.S. dollar-denominated 5.375% Convertible Notes resulted in a foreign exchange gain for Canadian income tax purposes of approximately $1.0 million. The 2012 payment represents the settlement of the 5.375% Convertible Notes outstanding balance. In 2012, the repurchase of principal amount of the U.S. dollar denominated revolving credit facility resulted in a foreign exchange gain of $8.0 million.  As of December 31, 2014, the aggregate unrealized foreign exchange loss on the translation of the remaining principal amount of the senior secured credit facilities and senior notes was approximately $1,318.3 million ($843.3 million and $475.0 million, respectively) for Canadian income tax purposes. Additionally, as of December 31, 2014, the unrealized foreign exchange gain on certain intercompany balances was equal to $461.6 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Non-Capital Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the senior secured credit facilities and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our consolidated financial statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2014, we had $8.8 billion and $6.6 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment. The estimated fair value of our issued fixed rate debt as of December 31, 2014 was $9.3 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $257.2 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $145.0 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $43.8 million in our consolidated statements of income (loss) and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
Product Sales Provisions
The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
($ in millions)	$	$	$	$	$	$
Reserve balance, January 1, 2012	7.8	119.1	121.1	15.2	11.5	274.7
Acquisition of Medicis	2.4	61.0	148.4	2.4	7.7	221.9
Current year provision	67.1	57.4	432.2	191.4	44.8	792.9
Prior year provision	—	(10.5)	2.0	—	—	(8.5)
Payments or credits	(58.6)	(55.9)	(334.4)	(181.0)	(50.1)	(680.0)
Reserve balance, December 31, 2012	18.7	171.1	369.3	28.0	13.9	601.0
Acquisition of B&L	49.0	55.4	104.1	20.8	11.7	241.0
Current year provision	241.8	124.6	1,277.1	407.1	156.9	2,207.5
Prior year provision	(0.6)	1.7	—	0.9	—	2.0
Payments or credits	(218.2)	(127.3)	(1,183.9)	(378.0)	(136.3)	(2,043.7)
Reserve balance, December 31, 2013	90.7	225.5	566.6	78.8	46.2	1,007.8
Acquisition of PreCision	3.5	20.7	31.4	1.5	—	57.1
Current year provision	422.1	285.9	1,271.5	985.1	515.4	3,480.0
Prior year provision	0.9	10.3	(0.9)	—	—	10.3
Payments or credits	(390.8)	(162.1)	(1,153.7)	(877.9)	(476.5)	(3,061.0)
Reserve balance, December 31, 2014	126.4	380.3	714.9	187.5	85.1	1,494.2
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
Our distribution agreements with the three largest wholesalers in the U.S. contain target inventory levels between ½ and 1½ months supply of our products, calculated using historical demand. Inventory levels can fluctuate based on changes in demand, such as the launch of a new product (such as Jublia®). The inventory data from these wholesalers is provided to us in the aggregate

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

rather than by specific lot number, which is the level of detail that would be required to determine the original sale date and remaining shelf life of the inventory.
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
In determining our estimates for returns, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimates. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us. A change of 1% in the estimated return rates would have impacted our pre-tax earnings by approximately $50 million for the year ended December 31, 2014.
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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Rebates and Chargebacks
We are subject to rebates on sales made under governmental and managed-care pricing programs in the U.S.  We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to Medicaid plan participants would have impacted our pre-tax earnings by approximately $48 million for the year ended December 31, 2014. Periodically, we adjust the Medicaid rebate reserve based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
Managed Care rebates relate to our contractual agreements to sell products to managed care organizations and pharmacy benefit managers at contractual rebate percentages in exchange for volume and/or market share. The reserve balance for Managed Care rebates was $263.3 million, $147.7 million and $139.1 million as of December 31, 2014, 2013 and 2012, respectively.
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
The amount of managed care, Medicaid, and other rebates and chargebacks has become more significant as a result of a combination of deeper discounts due to the price increases we implemented in each of the last three years, changes in our product portfolio due to recent acquisitions and increased Medicaid utilization due to existing economic conditions in the U.S. Our estimate for rebates and chargebacks may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel.
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Accordingly, we generally assume that adjustments made to rebate provisions relate to sales made in the prior years due to the delay in billing. However, we assume that adjustments made to chargebacks are generally related to sales made in the current year, as we settle these amounts within a few months of original sale. Our adjustments to actual in 2014, 2013 and 2012 were not material to our revenues or earnings.
Consumer Rebates and Loyalty Programs are rebates we offer on many of our products. We generally account for these programs by establishing an accrual based on our estimate of the rebate and loyalty incentives attributable to a sale. We accrue our estimates on historical experience and other relevant factors. We adjust our accruals periodically throughout each quarter based on actual experience and changes in other factors, if any, to ensure the balance is fairly stated. The reserve balance for consumer rebates and loyalty programs was $25.2 million, $113.6 million and $66.8 million as of December 31, 2014, 2013 and 2012, respectively. The decrease in the reserve balance as of December 31, 2014 was due to the sale of the aesthetic brands (facial aesthetic fillers and toxins assets) to Galderma in July 2014. The increase in the reserve balance as of December 31, 2013 compared to December 31, 2012 was due to the launch of physician rebate incentive program for the aesthetic brands.
Distribution Fees
We sell product primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Wal-Mart. We have entered into Distribution Services Agreements (DSAs) with several large wholesale customers such as McKesson, AmerisourceBergen Corporation, Cardinal, and McKesson Specialty. Under the DSA agreements, the wholesalers agree to provide services, and we pay contracted DSA Fees for these services based on product volumes.
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

•
an adverse change in the extent or manner in which an asset is used or is expected to be used. For example, a decision not to pursue a product line-extension strategy to enhance an existing product due to changes in market conditions and/or technological advances; or

•
current or forecasted reductions in revenue, operating income, or cash flows associated with the use of an asset. For example, the introduction of a competing product that results in a significant loss of market share.

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
Indefinite-lived intangible assets, including IPR&D and the B&L corporate trademark, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs, including Vesneo™ (which represents a large portion of our IPR&D asset balance), as their likelihood of success is contingent upon the achievement of future development milestones. Refer to “Products in Development” above for additional information regarding our R&D programs.
Goodwill
Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. We operate in two operating/reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consists of four reporting units based on geography, namely (i) U.S., (ii) Canada and Australia, (iii) Western Europe, and (iv) Japan. The Emerging Markets segment consists of three reporting units based on geography, namely (i) Central/Eastern Europe, Middle East and North Africa, (ii) Latin America, and (iii) Asia/South Africa. We conducted our annual goodwill impairment test in the fourth quarter of 2014. We estimated the fair values of our reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require us to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. We determined that none of the goodwill associated with our reporting units was impaired. The estimated fair values of each reporting unit substantially exceeded their carrying values at the date of testing. We applied a hypothetical 15% decrease to the fair values of each reporting unit, which at such date, would not have triggered additional impairment testing and analysis.
Contingencies
In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities, and tax matters. We are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We evaluate our exposure to loss based on the progress of each contingency, experience in similar

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

contingencies, and consultation with our legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition, and cash flows. For a discussion of our current legal proceedings, see note 20 to the 2014 Financial Statements.
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
Share-Based Compensation
We recognize employee share-based compensation, including grants of stock options and RSUs, at estimated fair value. As there is no market for trading our employee stock options, we use the Black-Scholes option-pricing model to calculate stock option fair values, which requires certain assumptions related to the expected life of the stock option, future stock price volatility, risk-free interest rate, and dividend yield. The expected life of the stock option is based on historical exercise and forfeiture patterns. The expected volatility of our common stock is estimated by using implied volatility in market traded options. The risk-free interest rate is based on the rate at the time of grant for U.S. Treasury bonds with a remaining term equal to the expected life of the stock option. Dividend yield is based on the stock option’s exercise price and expected annual dividend rate at the time of grant. Changes to any of these assumptions, or the use of a different option-pricing model, such as the lattice model, could produce a different fair value for share-based compensation expense, which could have a material impact on our results of operations.
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
Our U.S. defined benefit pension plan and our Ireland plans incurred net actuarial losses of $30.3 million and $84.7 million in 2014, respectively, reflecting the increase in the plan’s obligation resulting primarily from a lower discount rate, partially offset by an actual return on plan assets exceeding expected returns for the Ireland plan.
The following is a discussion of the most significant assumptions used in connection with our employee benefit plans. The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2014 was 7.50% and for the postretirement benefit plan was 5.50%. The expected return for the postretirement plan is based on the expected return for the U.S. pension plan reduced by 2.00% to reflect an estimate of additional administrative expenses. The expected return on plan assets for the Company’s Ireland pension plans was 6.00% for 2014.
The 2015 expected rate of return for the U.S. pension plan and postretirement plan will remain at 7.50% and 5.50%, respectively. The 2015 expected rate of return for the Ireland pension benefit plans will remain at 6.00%.
The discount rate reflects the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants. The discount rates for the U.S. pension and postretirement benefit plans and the Ireland pension plans were based on models that calculate a discount rate as an average of semi-annual spot rates weighted by the estimated projected plan cash flows. The models for the U.S. pension and postretirement benefit plans were derived from pricing and yield information on high quality non-callable U.S. corporate bonds.
Due to the long-term nature of the Ireland pension plans projected cash flows and the lack of long-term high quality corporate bonds in the Eurozone, the model for the Ireland pension plans was derived from pricing and yield information on Eurozone treasury bonds. An option-adjusted spread was added to the resulting Eurozone treasury yield curve to produce a proxy to high quality corporate bonds. The discount rate used for the U.S. pension and postretirement plans at December 31, 2014 was 3.90% and 3.70%, respectively. The discount rate used for the Ireland plans at December 31, 2014 was 2.40%.
The following table illustrates the sensitivity of the U.S. pension and postretirement plan and Ireland plan obligations and expenses to changes in the above assumptions, assuming all other assumptions remain constant.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Changes in Assumption	Pre-Tax Impact on U.S. Pension Benefit Plan Expenses (Decrease) Increase	Impact on U.S. Pension Benefit Plan Liabilities (Decrease) Increase

	($ in millions)
Expected return on plan assets
Increase one percentage point	$(1.9)	Not applicable
Decrease one percentage point	1.9	Not applicable
Discount rate
Increase one percentage point	(1.3)	$(24.0)
Decrease one percentage point	(0.3)	26.3

Changes in Assumption	Pre-Tax Impact on Postretirement Benefit Plan Expenses (Decrease) Increase	Impact on Postretirement Benefit Plan Liabilities (Decrease) Increase

	($ in millions)
Expected return on plan assets
Increase one percentage point	$(0.1)	Not applicable
Decrease one percentage point	0.1	Not applicable
Discount rate
Increase one percentage point	0.4	$(4.6)
Decrease one percentage point	(0.4)	5.4

Changes in Assumption	Pre-Tax Impact on Ireland Plan Expenses (Decrease) Increase	Impact on Ireland Plan Liabilities (Decrease) Increase

	($ in millions)
Expected return on plan assets
Increase one percentage point	$(1.2)	Not applicable
Decrease one percentage point	1.2	Not applicable
Discount rate
Increase one percentage point	(2.0)	$(50.4)
Decrease one percentage point	0.4	66.6

NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2014) is contained in note 2 to the 2014 Financial Statements.
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
 These forward-looking statements relate to, among other things: the expected benefits of our acquisitions and other transactions (including the proposed acquisition of Salix), such as cost savings, operating synergies and growth potential of the Company; business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

 Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “seek“, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•	the challenges and difficulties associated with managing the rapid growth of our Company and a large complex business;

•	our ability to retain, motivate and recruit executives and other key employees;

•	the introduction of products that compete against our products that do not have patent or data exclusivity rights;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•	our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the acquisition and integration of the companies, businesses and products acquired by the Company, such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations, as well as risks associated with the acquired companies, businesses and products;

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

•
factors relating to our proposed acquisition of Salix, including our ability to consummate such transaction on a timely basis, if at all; the impact of substantial additional debt on our financial condition and results of operations; our ability to effectively and timely integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this proposed transaction; and, once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans;

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

•
our future cash flow, our ability to service and repay our existing debt, our ability to raise additional funds, if needed, and any restrictions that are or may be imposed as a result of our current and future indebtedness, in light of our current and projected levels of operations, acquisition activity and general economic conditions;

•	any downgrade by rating agencies in our corporate credit ratings, which may impact, among other things, our ability to raise additional debt capital and implement elements of our growth strategy;

•	interest rate risks associated with our floating rate debt borrowings;

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

•	the introduction of generic competitors of our branded products;

•	our ability to obtain and maintain sufficient intellectual property rights over our products and defend against challenges to such intellectual property;

•	the outcome of legal proceedings, arbitrations, investigations and regulatory proceedings;

•
the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or withdrawals of products from the market;

•
the availability of and our ability to obtain and maintain adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third party insurance or self-insurance;

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the U.S. Food and Drug Administration, Health Canada and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

•	our ability to obtain components, raw materials or finished products supplied by third parties and other manufacturing and related supply difficulties, interruptions and delays;

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•	the seasonality of sales of certain of our products;

•	declines in the pricing and sales volume of certain of our products that are distributed or marketed by third parties, over which we have no or limited control;

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. “Risk Factors”, and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING
Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed on reports and filed or submitted with the SEC is recorded, processed, summarized, and reported in a timely manner. Based on our evaluation, our management, including Chief Executive Officer (the “CEO”) and Chief Financial Officer (“CFO”), has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2014 are effective. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in our reports.
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
Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-3 of the 2014 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation thereof by our management, including the CEO and CFO, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(c)
Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2015 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2015 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2015 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2015 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2014 and 2013 is incorporated herein by reference from information included in the 2015 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
Documents filed as a part of the report:

(1)	The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

(2)	Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts expressed in millions of U.S. dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2014
Allowance for doubtful accounts	$27.6	$5.2	$7.9	$(4.8)	$35.9
Deferred tax asset valuation allowance	$477.6	$272.6	$109.0	$—	$859.2
Year ended December 31, 2013
Allowance for doubtful accounts	$12.5	$5.8	$10.2	$(0.9)	$27.6
Deferred tax asset valuation allowance	$124.5	$214.1	$139.0	$—	$477.6
Year ended December 31, 2012
Allowance for doubtful accounts	$12.3	$0.8	$(0.5)	$(0.1)	$12.5
Deferred tax asset valuation allowance	$128.7	$(2.2)	$(2.0)	$—	$124.5
With respect to the deferred tax valuation allowance, the amount in 2014 charged to other accounts relates primarily to foreign currency fluctuations on debt. The amount in 2013 charged to other accounts relates primarily to valuation allowances assumed as part of acquisitions consummated during the year, with the most significant contributor being the B&L Acquisition.

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

2.5
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

2.7
Agreement and Plan of Merger, dated as of March 19, 2013, by and among Valeant, Odysseus Acquisition Corp., the Company and Obagi Medical Products, Inc., originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on March 20, 2013, which is incorporated by reference herein.

2.8
Amendment to Agreement and Plan of Merger, dated as of April 3, 2013, by and among Valeant, Odysseus Acquisition Corp., Obagi Medical Products, Inc. and the Company, originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on April 3, 2013, which is incorporated by reference herein.

2.9
Agreement and Plan of Merger, dated as of May 24, 2013, by and among the Company, Valeant, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein.

2.10
Amendment No. 1, dated August 2, 2013, to the Agreement and Plan of Merger, dated as of May 24, 2013, by and among the Company, Valeant, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on November 1, 2013, which is incorporated by reference herein.

2.11
Amendment No. 2, dated August 5, 2013, to the Agreement and Plan of Merger, dated as of May 24, 2013, by and among the Company, Valeant, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on November 1, 2013, which is incorporated by reference herein.

2.12††
Agreement and Plan of Merger, dated as of February 20, 2015, among the Company, Valeant, Salix Merger Sub, Inc. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 2.1 to the Company’s Form 8-K filed on February 23, 2015, which is incorporated by reference herein.

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

4.1
Indenture, dated as of September 28, 2010, among Valeant, the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors named therein, governing the 6.75% Senior Notes due 2017 and the 7.00% Senior Notes due 2020, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.

4.2
Indenture, dated as of November 23, 2010, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.875% Senior Notes due 2018, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 26, 2010, which is incorporated by reference herein.

4.3
Indenture, dated as of February 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.750% Senior Notes due 2021, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 9, 2011, which is incorporated by reference herein.

4.4
Indenture, dated as of March 8, 2011, by and among Valeant, the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 6.500% Senior Notes due 2016 and the 7.250% Senior Notes due 2022, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 10, 2011, which is incorporated by reference herein.

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

4.10
Indenture, dated as of December 2, 2013, between the Company, the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 5.625% Senior Notes due 2021, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2013, which is incorporated by reference herein.

4.11
Indenture, dated as of January 30, 2015, between the Company, the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 5.50% Senior Notes due 2023, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 30, 2015, which is incorporated by reference herein.

10.1†
Valeant Pharmaceuticals International, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”), as approved by the shareholders on May 20, 2014, originally filed as Exhibit B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2014, which is incorporated by reference herein.

10.2†*	Form of Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan.
10.3†*	Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan.
10.4†*	Form of Matching Restricted Stock Unit Award Agreement (Matching Units), under the 2014 Omnibus Incentive Plan.
10.5†
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

10.6†
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.

10.7†
Form of Matching Restricted Stock Unit Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.

10.8†
Form of Share Unit Grant Agreement (Performance Vesting) under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.

10.9†
Biovail Corporation 2007 Equity Compensation Plan (the “2007 Equity Compensation Plan”) dated as of May 16, 2007, originally filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.10†
Amendment No. 1 to the 2007 Equity Compensation Plan dated as of December 18, 2008, originally filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.11†
Amendment, dated April 6, 2011 and approved by the shareholders on May 16, 2011, to the 2007 Equity Compensation Plan, originally filed as Annex B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, which is incorporated by reference herein.

10.12†
Form of Stock Option Grant Notice and Form of Stock Option Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.

10.13†
Form of Unit Grant Notice and Form of Unit Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.

10.14†
Form of Unit Grant Notice (Performance Vesting) and Form of Unit Grant Agreement (Performance Vesting) under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.

10.15†
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.

10.16†
Biovail Americas Corp. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009, originally filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.17†
Employment Agreement between Valeant Pharmaceuticals International, Inc. and J. Michael Pearson, dated as of January 7, 2015, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2015, which is incorporated by reference herein.

10.18†
Employment Letter between the Company and Howard Schiller, dated as of November 10, 2011, originally filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012, which is incorporated by reference herein.

10.19†
Employment Letter between the Company and Robert Chai-Onn, dated as of January 13, 2014, originally filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

10.20†*	Employment Letter between the Company and Ari Kellen dated as of December 30, 2014.
10.21†*	Employment Letter between the Company and Pavel Mirovsky dated as of April 2, 2012.
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

10.25
Amendment No. 3, dated January 24, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013, which is incorporated by reference herein.

10.26
Amendment No. 4, dated February 21, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013, which is incorporated by reference herein.

10.27
Amendment No. 5, dated as of June 6, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.28
Amendment No. 6, dated June 26, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.29
Amendment No. 7, dated September 17, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on November 1, 2013, which is incorporated by reference herein.

10.30
Amendment No. 8, dated December 20, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

10.31*
Successor Agent Agreement and Amendment No. 9 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., dated as of January 8, 2015, by and among the Company, certain subsidiaries of the Company as guarantors, each of the lenders named therein, Barclays Bank PLC, as the successor agent, and GSLP.

10.32
Joinder Agreement, dated June 14, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2012, which is incorporated by reference herein.

10.33
Joinder Agreement, dated July 9, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 filed on August 3, 2012, which is incorporated by reference herein.

10.34
Joinder Agreement, dated as of September 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 5, 2012, which is incorporated by reference herein.

10.35
Joinder Agreement, dated as of October 2, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

10.36
Joinder Agreement, dated as of December 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc. originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013, which is incorporated by reference herein.

10.37
Joinder Agreement dated August 5, 2013 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Series A-2 Tranche A Term Loans, originally filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.38
Joinder Agreement dated August 5, 2013 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Series E Tranche B Term Loans, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.39
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

10.40
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

10.41*	Joinder Agreement dated January 22, 2015 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the New Revolving Loan Commitment.
10.42*
Joinder Agreement dated January 22, 2015 to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the Additional Series A-3 Tranche A Term Loan Commitment.

10.43
Commitment Letter, dated as of May 24, 2013, among the Company, Valeant, Goldman Sachs Lending Partners LLC and Goldman Sachs Bank USA, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein.

10.44
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

10.46
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

10.48
Amendment No. 2, dated as of September 6, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012, which is incorporated by reference herein.

10.49
Amendment No. 3, dated as of October 20, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.

10.50
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

10.51
Amendment No. 1, dated as of August 10, 2011, to the Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.

10.52
Trademark and Domain Name License Agreement, dated as of February 22, 2011, by and between GlaxoSmithKline LLC and Biovail Laboratories International SRL, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.

10.53
Plea Agreement and Side Letter, dated as of May 16, 2008, between United States Attorney for the District of Massachusetts and Biovail Pharmaceuticals, Inc., originally filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.54
Corporate Integrity Agreement, dated as of September 11, 2009, between the Company and the Office of Inspector General of the Department of Health and Human Services, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.55
Settlement Agreement, dated as of September 11, 2009, among the United States of America, United States Department of Justice, Office of Inspector General of the Department of Health and Human Services and the Company, originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.56
Securities Litigation, Stipulation and Agreement of Settlement, dated as of April 4, 2008, between the United States District Court, Southern District of New York and the Company, originally filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.57
Settlement Agreement, dated January 7, 2009, between Staff of the Ontario Securities Commission and the Company, originally filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.58
Settlement Agreement, dated March 2008, between the U.S. Securities and Exchange Commission and the Company, originally filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.59
Letter Agreement, dated May 30, 2014, between the Company and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D/A filed on June 2, 2014, which is incorporated by reference herein.

10.60
Letter Agreement, dated February 25, 2014, between the Company and Pershing Square Capital Management L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D filed on April 21, 2014, which is incorporated by reference herein.

10.61
Commitment Letter, dated as of February 20, 2015, among the Company, Valeant, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, HSBC Bank Canada, The Hongkong and Shanghai Banking Corporation Limited, HSBC Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Capital LLC, DNB Markets, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc., originally filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 23, 2015, which is incorporated by reference herein.

21.1*	Subsidiaries of Valeant Pharmaceuticals International, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________________________
* Filed herewith.

**	Portions of this exhibit have been omitted pursuant to an application for, or an order with respect to, confidential treatment. Such information has been omitted and filed separately with the SEC.

†	Management contract or compensatory plan or arrangement.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC. (Registrant)

Date: February 25, 2015	By:	/s/ J. MICHAEL PEARSON

J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MICHAEL PEARSON J. Michael Pearson	Chairman of the Board and Chief Executive Officer	February 25, 2015
/s/ HOWARD B. SCHILLER Howard B. Schiller	Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	February 25, 2015
/s/ ROBERT A. INGRAM Robert A. Ingram	Lead Director	February 25, 2015
/s/ RONALD H. FARMER Ronald H. Farmer	Director	February 25, 2015
/s/ COLLEEN GOGGINS Colleen Goggins	Director	February 25, 2015
/s/ ANDERS O. LÖNNERS Anders O. Lönners	Director	February 25, 2015
/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	February 25, 2015
/s/ ROBERT N. POWER Robert N. Power	Director	February 25, 2015
/s/ NORMA A. PROVENCIO Norma A. Provencio	Director	February 25, 2015
/s/ KATHARINE B. STEVENSON Katharine B. Stevenson	Director	February 25, 2015
/s/ JEFFREY W. UBBEN Jeffrey W. Ubben	Director	February 25, 2015

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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-3 herein.

/s/ J. MICHAEL PEARSON	/s/ HOWARD B. SCHILLER
J. Michael Pearson Chairman of the Board and Chief Executive Officer	Howard B. Schiller Executive Vice President and Chief Financial Officer
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Valeant Pharmaceuticals International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15 (2) presents fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2015

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$322.6	$600.3
Trade receivables, net	2,075.8	1,676.4
Inventories, net	950.6	883.0
Prepaid expenses and other current assets	641.9	343.4
Assets held for sale	8.9	15.9
Deferred tax assets, net	193.3	366.9
Total current assets	4,193.1	3,885.9
Property, plant and equipment, net	1,310.5	1,234.2
Intangible assets, net	11,255.9	12,848.2
Goodwill	9,346.4	9,752.1
Deferred tax assets, net	54.0	54.9
Other long-term assets, net	193.1	195.5
Total assets	$26,353.0	$27,970.8
Liabilities
Current liabilities:
Accounts payable	$398.0	$327.0
Accrued and other current liabilities	2,179.4	1,800.2
Acquisition-related contingent consideration	141.8	114.5
Current portion of long-term debt	0.9	204.8
Deferred tax liabilities, net	10.7	66.0
Total current liabilities	2,730.8	2,512.5
Acquisition-related contingent consideration	167.0	241.3
Long-term debt	15,253.7	17,162.9
Pension and other benefit liabilities	239.8	172.0
Liabilities for uncertain tax positions	102.6	169.1
Deferred tax liabilities, net	2,227.5	2,319.2
Other long-term liabilities	197.1	160.5
Total liabilities	20,918.5	22,737.5
Commitments and contingencies (Notes 20 and 21)
Equity
Common shares, no par value, unlimited shares authorized, 334,402,964 and
333,036,637 issued and outstanding at December 31, 2014 and 2013, respectively	8,349.2	8,301.2
Additional paid-in capital	243.9	228.8
Accumulated deficit	(2,365.0)	(3,278.5)
Accumulated other comprehensive loss	(915.9)	(132.8)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,312.2	5,118.7
Noncontrolling interest	122.3	114.6
Total equity	5,434.5	5,233.3
Total liabilities and equity	$26,353.0	$27,970.8
On behalf of the Board:

/s/ J. MICHAEL PEARSON	/s/ NORMA A. PROVENCIO
J. Michael Pearson	Norma A. Provencio
Chairman of the Board and Chief Executive Officer	Chairperson, Audit and Risk Committee

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(All dollar amounts expressed in millions of U.S. dollars, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues
Product sales	$8,103.6	$5,640.3	$3,288.6
Other revenues	159.9	129.3	191.8
	8,263.5	5,769.6	3,480.4
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown
separately below)	2,196.2	1,846.3	905.1
Cost of other revenues	58.4	58.8	64.6
Selling, general and administrative	2,026.3	1,305.2	756.1
Research and development	246.0	156.8	79.1
Amortization and impairments of finite-lived intangible assets (see Note 10)	1,550.7	1,902.0	928.9
Restructuring, integration and other costs	381.7	462.0	267.1
In-process research and development impairments and other charges	41.0	153.6	189.9
Acquisition-related costs	6.3	36.4	78.6
Acquisition-related contingent consideration	(14.1)	(29.2)	(5.3)
Other (income) expense (see Notes 3, 4, and 20)	(268.7)	287.2	136.6
	6,223.8	6,179.1	3,400.7
Operating income (loss)	2,039.7	(409.5)	79.7
Interest income	5.0	8.0	6.0
Interest expense	(971.0)	(844.3)	(481.6)
Loss on extinguishment of debt	(129.6)	(65.0)	(20.1)
Foreign exchange and other	(144.1)	(9.4)	19.7
Gain on investments, net (see Note 23)	292.6	5.8	2.1
Income (loss) before provision for (recovery of) income taxes	1,092.6	(1,314.4)	(394.2)
Provision for (recovery of) income taxes	180.4	(450.8)	(278.2)
Net income (loss)	912.2	(863.6)	(116.0)
Less: Net (loss) income attributable to noncontrolling interest	(1.3)	2.5	—
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$913.5	$(866.1)	$(116.0)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$2.72	$(2.70)	$(0.38)
Diluted	$2.67	$(2.70)	$(0.38)

Weighted-average common shares (in millions)
Basic	335.4	321.0	305.4
Diluted	341.5	321.0	305.4
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All dollar amounts expressed in millions of U.S. dollars)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$912.2	$(863.6)	$(116.0)
Other comprehensive (loss) income
Foreign currency translation adjustment	(717.8)	(50.5)	161.0
Unrealized gain on equity method investment, net of tax:
Arising in period	51.3	—	—
Reclassification to net income (loss)	(51.3)	—	—
Net unrealized holding gain on available-for-sale equity securities:
Arising in period	1.8	3.6	0.4
Reclassification to net income (loss)	(1.8)	(4.0)	(1.6)
Net unrealized holding loss on available-for-sale debt securities:
Reclassification to net income (loss)	—	—	0.2
	(717.8)	(50.9)	160.0

Pension and postretirement benefit plan adjustments:
Newly established prior service credit	29.4	27.9	—
Net actuarial (loss) gain arising during the year	(127.3)	24.5	(0.5)
Amortization of prior service credit	(2.5)	—	—
Amortization or settlement recognition of net loss	0.9	0.6	0.7
Income tax benefit (expense)	27.4	(15.4)	—
Currency impact	5.2	0.2	—
	(66.9)	37.8	0.2
Other comprehensive (loss) income	(784.7)	(13.1)	160.2
Comprehensive income (loss)	127.5	(876.7)	44.2
Less: Comprehensive (loss) income attributable to noncontrolling interest	(2.9)	2.8	—
Comprehensive income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$130.4	$(879.5)	$44.2
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All dollar amounts expressed in millions of U.S. dollars)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares					Valeant Pharmaceuticals International, Inc. Shareholders' equity
					Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2012	306.4	$5,963.6	$276.1	$(2,030.3)	$(279.6)	$3,929.8	$—	$3,929.8
Settlement of 5.375% Convertible Notes	—	—	(0.2)	(43.6)	—	(43.8)	—	(43.8)
Repurchase of equity component of 5.375% Convertible Notes	—	—	(0.2)	(2.7)	—	(2.9)	—	(2.9)
Common shares issued under share-based compensation plans	2.8	79.4	(56.2)	—	—	23.2	—	23.2
Repurchase of common shares	(5.3)	(102.3)	—	(178.4)	—	(280.7)	—	(280.7)
Share-based compensation	—	—	66.2	—	—	66.2	—	66.2
Employee withholding taxes related to share-based awards	—	—	(31.1)	—	—	(31.1)	—	(31.1)
Tax benefits from stock options exercised	—	—	12.5	—	—	12.5	—	12.5
	303.9	5,940.7	267.1	(2,255.0)	(279.6)	3,673.2	—	3,673.2
Comprehensive income:
Net loss	—	—	—	(116.0)	—	(116.0)	—	(116.0)
Other comprehensive income	—	—	—	—	160.2	160.2	—	160.2
Total comprehensive income						44.2	—	44.2
Balance, December 31, 2012	303.9	5,940.7	267.1	(2,371.0)	(119.4)	3,717.4	—	3,717.4
Issuance of common stock (see Note 14)	27.6	2,306.9	—	—	—	2,306.9	—	2,306.9
Common shares issued under share-based compensation plans	2.2	67.8	(61.4)	—	—	6.4	—	6.4
Repurchase of common shares (see Note 14)	(0.7)	(14.2)	—	(41.4)	—	(55.6)	—	(55.6)
Share-based compensation	—	—	45.5	—	—	45.5	—	45.5
Employee withholding taxes related to share-based awards	—	—	(46.6)	—	—	(46.6)	—	(46.6)
Tax benefits from stock options exercised	—	—	24.2	—	—	24.2	—	24.2
Noncontrolling interest from business combinations	—	—	—	—	—	—	113.9	113.9
Noncontrolling interest distributions	—	—	—	—	—	—	(2.1)	(2.1)
	333.0	8,301.2	228.8	(2,412.4)	(119.4)	5,998.2	111.8	6,110.0
Comprehensive loss:
Net loss	—	—	—	(866.1)	—	(866.1)	2.5	(863.6)
Other comprehensive loss	—	—	—	—	(13.4)	(13.4)	0.3	(13.1)
Total comprehensive loss						(879.5)	2.8	(876.7)
Balance, December 31, 2013	333.0	8,301.2	228.8	(3,278.5)	(132.8)	5,118.7	114.6	5,233.3
Common shares issued under share-based compensation plans	1.4	48.0	(31.9)	—	—	16.1	—	16.1
Settlement of stock options	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Share-based compensation	—	—	78.2	—	—	78.2	—	78.2
Employee withholding taxes related to share-based awards	—	—	(44.1)	—	—	(44.1)	—	(44.1)
Tax benefits from stock options exercised	—	—	17.1	—	—	17.1	—	17.1
Noncontrolling interest from business combinations	—	—	—	—	—	—	15.0	15.0
Acquisition of noncontrolling interest	—	—	(1.1)	—	—	(1.1)	(2.2)	(3.3)
Noncontrolling interest distributions	—	—	—	—	—	—	(2.2)	(2.2)
	334.4	8,349.2	243.9	(3,278.5)	(132.8)	5,181.8	125.2	5,307.0
Comprehensive income:
Net income	—	—	—	913.5	—	913.5	(1.3)	912.2
Other comprehensive loss	—	—	—	—	(783.1)	(783.1)	(1.6)	(784.7)
Total comprehensive income						130.4	(2.9)	127.5
Balance, December 31, 2014	334.4	$8,349.2	$243.9	$(2,365.0)	$(915.9)	$5,312.2	$122.3	$5,434.5

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$912.2	$(863.6)	$(116.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	1,737.6	2,015.8	986.2
Amortization and write-off of debt discounts and debt issuance costs	70.0	89.5	36.4
In-process research and development impairments	21.0	151.9	167.7
Acquisition accounting adjustment on inventory sold	27.3	372.4	78.8
Acquisition-related contingent consideration	(14.1)	(29.2)	(5.3)
Allowances for losses on accounts receivable and inventories	81.3	68.3	21.8
Deferred income taxes	81.8	(515.9)	(319.6)
(Gain) loss on disposal of assets and businesses	(253.5)	10.2	10.8
(Reduction) additions to accrued legal settlements	(44.7)	220.5	56.8
Payments of accrued legal settlements	(3.2)	(180.8)	(41.8)
Share-based compensation	78.2	45.5	66.2
Tax benefits from stock options exercised	(17.1)	(24.2)	(12.5)
Foreign exchange loss (gain)	135.1	9.8	(23.8)
Loss on extinguishment of debt	129.6	65.0	20.1
Payment of accreted interest on contingent consideration	(10.7)	(11.1)	(2.3)
Other	32.3	(3.8)	(13.6)
Changes in operating assets and liabilities:
Trade receivables	(572.4)	(300.6)	(175.8)
Inventories	(174.3)	(122.7)	(80.3)
Prepaid expenses and other current assets	(110.3)	121.5	11.2
Accounts payable, accrued and other liabilities	188.6	(76.5)	(8.4)
Net cash provided by operating activities	2,294.7	1,042.0	656.6
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(1,102.6)	(5,253.5)	(3,485.3)
Acquisition of intangible assets and other assets	(179.0)	(69.6)	(73.5)
Purchases of property, plant and equipment	(291.6)	(115.3)	(107.6)
Proceeds from sale of assets and businesses, net of costs to sell	1,492.3	41.1	92.0
Proceeds from sales and maturities of marketable securities and short-term investments	53.2	35.2	624.8
Purchases of marketable securities and short-term investments	(72.0)	(18.2)	(7.2)
Purchase of equity method investment	(75.9)	—	—
Proceeds from sale of equity method investment	75.9	—	—
Increase in restricted cash	—	—	(8.9)
Net cash used in investing activities	(99.7)	(5,380.3)	(2,965.7)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	1,632.6	8,429.6	6,005.8
Repayments of long-term debt	(3,888.0)	(6,326.2)	(1,929.1)
Short-term debt borrowings	19.4	27.4	35.4
Short-term debt repayments	(28.4)	(75.1)	(31.1)
Issuance of common stock, net	—	2,307.4	—
Repurchases of common shares	—	(55.6)	(280.7)
Proceeds from exercise of stock options	17.2	10.0	23.0
Tax benefits from stock options exercised	17.1	24.2	12.5
Cash settlement of convertible debt	—	—	(606.3)
Payment of employee withholding tax upon vesting of share-based awards	(44.1)	(65.5)	(31.1)
Payments of contingent consideration	(106.1)	(130.1)	(103.9)
Payments of financing costs	(55.2)	(116.3)	(33.2)
Other	(8.2)	(2.1)	(4.0)
Net cash (used in) provided by financing activities	(2,443.7)	4,027.7	3,057.3
Effect of exchange rate changes on cash and cash equivalents	(29.0)	(5.2)	3.8
Net (decrease) increase in cash and cash equivalents	(277.7)	(315.8)	752.0
Cash and cash equivalents, beginning of year	600.3	916.1	164.1
Cash and cash equivalents, end of year	$322.6	$600.3	$916.1
Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(93.8)	$(76.1)	$(145.7)
Acquisition of businesses, debt assumed	(11.2)	(4,264.7)	(825.2)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and those of its subsidiaries and any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany transactions and balances have been eliminated.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Such amounts include a reclassification of (i) $52.8 million recognized in the third quarter of 2013 related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees from Restructuring, integration and other costs to Other (income) expense on the consolidated statement of income (loss) and (ii) $77.3 million recognized in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis Pharmaceutical Corporation (“Medicis”) employees that was triggered by the change in control from Restructuring, integration and other costs to Other (income) expense on the consolidated statement of income (loss).
The reclassifications described above had no effect on the Company’s previously reported results of operations, financial position or cash flows.
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
Use of Estimates

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances, and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment; reporting unit fair values in testing goodwill for impairment; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; and the allocation of the purchase price for acquired assets and businesses, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management relies on estimates for future returns, rebates and chargebacks made by the Company’s commercialization counterparties. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s consolidated financial statements could be materially impacted.
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
The Company’s accounts receivable primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic areas. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Italy, Portugal, Spain and Greece, among other members of the European Union, have remained weak in recent years. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company’s accounts receivable outstanding in these countries. An allowance for doubtful accounts is maintained for potential credit losses based on the aging of accounts receivable, historical bad debts experience, and changes in customer payment patterns. Accounts receivables balances are written off against the allowance when it is probable that the receivable will not be collected.
As of December 31, 2014, the Company’s three largest U.S. wholesaler customers accounted for approximately one-third of net trade receivables. In addition, as of December 31, 2014 and 2013, the Company’s net trade receivable balance from Greece, Spain, Italy and Portugal amounted to $81.6 million and $84.5 million, respectively, of which the majority has been outstanding for less than 90 days. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $10.8 million as of December 31, 2014 and is primarily comprised of public hospitals. Based on analysis of bad debts experience and assessment of historical payment patterns for such customers, the Company determined that the substantial majority of such balance was collectible and, as such, the reserve established on the balance was not significant. The Company has not experienced any significant losses from uncollectible accounts in the three-year period ended December 31, 2014.
Inventories

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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
Intangible Assets
Intangible assets are reported at cost, less accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated using the straight-line method based on the following estimated useful lives:

Product brands	1 - 25 years
Corporate brands(1)	4 - 20 years
Product rights	1 - 15 years
Partner relationships	2 - 9 years
Out-licensed technology and other	1 - 10 years
____________________________________

(1)
Corporate brands useful lives shown in the table above does not include the B&L corporate trademark, which has an indefinite useful life and is not amortizable. See note 3 “BUSINESS COMBINATIONS” for further information.

Divestitures of Non-core Products
The Company nets the proceeds on the divestitures of non-core products with the carrying amount of the related assets and records a gain/loss on sale within Other (income) expense. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when realizable.
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
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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
An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in the Company’s market capitalization, unexpected adverse business condition, economic factors and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, among other factors, the Company monitors changes in its share price between annual impairment tests to ensure that its market capitalization continues to exceed the carrying value of its consolidated net assets. The Company considers a decline in its share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in its share price reflecting adverse changes in its underlying operating performance, cash flows, financial condition, and/or liquidity. In the event that the Company's market capitalization does decline below its book value, the Company would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. The Company believes that short-term fluctuations in share prices may not necessarily reflect underlying values.
During the fourth quarter of 2014, the Company performed its annual goodwill impairment test and determined that none of the goodwill associated with its reporting units was impaired.
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
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs, and certain legal costs associated with divestitures, legal settlements, and other business development activity are included in Other (income) expense or Gain on investments, net (see note 23 titled “PS FUND 1 INVESTMENT”), as appropriate. Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when the claim becomes probable of realization.
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising. Advertising costs related to new product launches are expensed on the first use of the advertisement. Prepaid advertising costs are recorded in Prepaid expenses and other current assets in the consolidated balance sheet and were not material as of December 31, 2014 and 2013.
Advertising costs expensed in 2014, 2013 and 2012 were $435.4 million, $277.3 million and $157.6 million, respectively. These costs are included in selling, general and administrative expenses.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Share-based compensation is recorded in cost of goods sold, research and development expenses, selling, general and administrative expenses and restructuring, integration and other costs, as appropriate.
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
Interest Expense
Interest expense includes standby fees and the amortization of debt discounts and deferred financing costs. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. The capitalized interest recorded in 2014, 2013, and 2012 was not material.
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
The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. The tax benefits recognized from such position are measured based on the amount that is greater than 50% likely of being realized upon settlement. Liabilities associated with uncertain tax positions are classified as long-term unless expected to be paid within one year. Interest and penalties related to uncertain tax positions, if any, are recorded in the provision for income taxes and classified with the related liability on the consolidated balance sheets.
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
Comprehensive Income
Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes items such as foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale and other investments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive income is recorded as a component of shareholders’ equity.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

If no accrual is made for a loss contingency because the amount of loss cannot be reasonably estimated, the Company will disclose contingent liabilities when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.
Employee Benefit Plans
The Company sponsors various retirement and pension plans, including defined benefit pension plans, defined contribution plans and a participatory defined benefit postretirement plan. The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits employees earn while working, as well as the present value of those benefits. Net actuarial gains and losses that exceed 10 percent of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated average future service period of the plan participants (or the estimated average future lifetime of the plan participants if the majority of plan participants are inactive) or the period until any anticipated final plan settlements.
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
Recently Issued Accounting Standards, Not Adopted as of December 31, 2014
In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
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
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Company’s financial position and results of operations and, as this time, the Company does not expect any impact on its disclosures.
In February 2015, the FASB issued guidance which amends certain consolidation requirements. The new guidance has the following stipulations, among others: (i) eliminates the presumption that a general partner should consolidate a limited partnership and eliminates the consolidation model specific to limited partnerships, (ii) clarifies when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (iii) amends the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs, and (iv) reduces the number of VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early application is permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

3.	BUSINESS COMBINATIONS
The Company’s business strategy involves selective acquisitions with a focus on core geographies and therapeutic classes.
(a) Business combinations in 2014 included the following:
In the year ended December 31, 2014, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $1.4 billion. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $93.8 million.

•
On July 7, 2014, the Company acquired all of the outstanding common stock of PreCision Dermatology, Inc. (“PreCision”) for an aggregate purchase price of $454.5 million. Under the terms of the merger agreement, the Company may also pay contingent consideration of $25.0 million upon the achievement of a sales-based milestone. The fair value of this contingent consideration was determined to be nominal as of the acquisition date, based on the sales forecast. As of December 31, 2014, the assumptions used for determining the fair value of contingent consideration have not changed significantly from those used at the acquisition date. The Company recognized a post-combination expense of $20.4 million within Other (income) expense in the third quarter of 2014 related to the acceleration of unvested stock options for PreCision employees. In connection with the acquisition of PreCision, the Company was required by the Federal Trade Commission (“FTC”) to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products. For further details, see note 4 titled “DIVESTITURES”. PreCision develops and markets a range of medical dermatology products, treating a number of topical disease states such as acne and atopic dermatitis with products such as Locoid® and Clindagel®.

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

•
During the year ended December 31, 2014, the Company completed other smaller acquisitions, including the consolidation of variable interest entities, which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. The following recognized amounts related to the PreCision acquisition, as well as certain smaller acquisitions, are provisional and subject to change:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of December 31, 2014 (as adjusted)
Cash and cash equivalents	$33.6	$(0.5)	$33.1
Accounts receivable(b)	87.7	(5.7)	82.0
Assets held for sale(c)	125.7	—	125.7
Inventories	170.4	(14.8)	155.6
Other current assets	19.1	(1.0)	18.1
Property, plant and equipment, net	58.5	(1.5)	57.0
Identifiable intangible assets, excluding acquired IPR&D(d)	697.2	23.7	720.9
Acquired IPR&D(e)	65.8	(2.7)	63.1
Other non-current assets	4.0	(2.0)	2.0
Current liabilities	(152.0)	(11.8)	(163.8)
Long-term debt, including current portion	(11.2)	—	(11.2)
Deferred income taxes, net	(116.0)	22.6	(93.4)
Other non-current liabilities	(13.4)	(0.1)	(13.5)
Total identifiable net assets	969.4	6.2	975.6
Noncontrolling interest	(15.0)	—	(15.0)
Goodwill(f)	410.4	(14.1)	396.3
Total fair value of consideration transferred	$1,364.8	$(7.9)	$1,356.9
________________________

(a)
The measurement period adjustments primarily reflect: (i) a decrease in the net deferred tax liability primarily related to the PreCision and Solta Medical acquisitions, (ii) increases in the estimated fair value of intangible assets for the Solta Medical and other smaller acquisitions, and (iii) reductions in the estimated fair value of inventory for Solta Medical and other smaller acquisitions. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The fair value of trade accounts receivable acquired was $82.0 million, with the gross contractual amount being $88.2 million, of which the Company expects that $6.2 million will be uncollectible.

(c)
Assets held for sale relate to the divestitures of the Tretin-X® product rights and the product rights for the generic tretinoin gel and cream products acquired in the PreCision acquisition. See note 4 titled “DIVESTITURES” for further information.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of December 31, 2014 (as adjusted)
Product brands	10	$506.0	$22.8	$528.8
Product rights	8	95.2	(0.9)	94.3
Corporate brand	15	28.9	1.7	30.6
In-licensed products	8	1.5	0.1	1.6
Partner relationships	9	37.5	—	37.5
Other	9	28.1	—	28.1
Total identifiable intangible assets acquired	10	$697.2	$23.7	$720.9

(e)
The acquired IPR&D assets primarily relate to programs from smaller acquisitions. In addition, the Solta Medical acquisition includes a program for the development of a next generation Thermage® product.

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
The provisional amount of goodwill from the PreCision acquisition has been allocated to the Company’s Developed Markets segment ($170.5 million). The amount of goodwill from the Solta Medical acquisition has been allocated to both the Company’s Developed Markets segment ($56.4 million) and Emerging Markets segment ($37.8 million).
Acquisition-Related Costs
The Company has incurred to date $5.0 million, in the aggregate, of transaction costs directly related to business combinations which closed in 2014, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Income
The revenues of these business combinations for the period from the respective acquisition dates to December 31, 2014 were $250.6 million, in the aggregate, and net income was $9.1 million, in the aggregate. The net income includes the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2013 included the following:
B&L
Description of the Transaction
On August 5, 2013, the Company acquired B&L for an aggregate purchase price equal to $8.7 billion minus B&L’s existing indebtedness for borrowed money (which was paid off by Valeant in accordance with the terms of the Merger Agreement) and related fees and costs, minus certain of B&L’s transaction expenses, minus certain payments with respect to certain cancelled B&L performance-based options (which were not outstanding immediately prior to such effective time), plus the aggregate exercise price applicable to B&L’s outstanding options immediately prior to such effective time, and plus certain cash amounts, all as further described in the Merger Agreement. The B&L Acquisition was financed with debt and equity issuances (see note 12 titled “LONG-TERM DEBT” for additional information). Each B&L restricted share and stock option, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the per share merger consideration in the case of restricted shares or, in the case of stock options, the excess, if any, of the per share merger consideration over the exercise price of such stock option.
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the B&L Acquisition:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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
_________________________________

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

	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments(a)	Amounts Recognized as of December 31, 2014 (as adjusted)
Cash and cash equivalents	$209.5	$(31.4)	$178.1
Accounts receivable(b)	547.9	(7.2)	540.7
Inventories(c)	675.8	(34.0)	641.8
Other current assets	146.6	0.3	146.9
Property, plant and equipment, net(d)	761.4	33.2	794.6
Identifiable intangible assets, excluding acquired IPR&D(e)	4,316.1	17.3	4,333.4
Acquired IPR&D(f)	398.1	17.0	415.1
Other non-current assets	58.8	(1.9)	56.9
Current liabilities	(885.6)	2.1	(883.5)
Long-term debt, including current portion(g)	(4,209.9)	—	(4,209.9)
Deferred income taxes, net(h)	(1,410.9)	36.0	(1,374.9)
Other non-current liabilities(i)	(280.2)	(1.0)	(281.2)
Total identifiable net assets	327.6	30.4	358.0
Noncontrolling interest(j)	(102.3)	(0.4)	(102.7)
Goodwill(k)	4,388.0	(30.0)	4,358.0
Total fair value of consideration transferred	$4,613.3	$—	$4,613.3
________________________

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

(a)
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

(b)	The fair value of trade accounts receivable acquired was $540.7 million, with the gross contractual amount being $555.6 million, of which the Company expects that $14.9 million will be uncollectible.

(c)	Includes an estimated fair value adjustment to inventory of $269.1 million.

(d)	The following table summarizes the amounts and useful lives assigned to property, plant and equipment:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2014 (as adjusted)
Land	NA	$47.4	$(12.6)	$34.8
Buildings	24	273.1	(23.8)	249.3
Machinery and equipment	5	273.5	76.3	349.8
Leasehold improvements	5	22.5	(0.3)	22.2
Equipment on operating lease	3	13.8	(0.2)	13.6
Construction in progress	NA	131.1	(6.2)	124.9
Total property, plant and equipment acquired		$761.4	$33.2	$794.6
The Company sold an office building in Rochester, New York, with an adjusted carrying amount of $14.2 million, in the third quarter of 2014. There was no gain or loss associated with the sale.

(e)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2014 (as adjusted)
Product brands	10	$1,770.2	$4.6	$1,774.8
Product rights	8	855.4	5.7	861.1
Corporate brand	Indefinite	1,690.5	7.0	1,697.5
Total identifiable intangible assets acquired	9	$4,316.1	$17.3	$4,333.4
The corporate brand represents the B&L corporate trademark and has an indefinite useful life as there are no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of this intangible asset. The estimated fair value was determined using the relief from royalty method.

(f)
The significant components of the acquired IPR&D assets primarily relate to the development of (i) various vision care products ($223.4 million in the aggregate), such as the next generation silicone hydrogel lens (Bausch + Lomb Ultra®), (ii) various pharmaceutical products ($170.9 million, in the aggregate), such as latanoprostene bunod, a nitric oxide-donating prostaglandin for reduction of elevated intraocular pressure in patients with glaucoma or ocular hypertension, and (iii) various surgical products ($20.8 million, in the aggregate). See note 21 titled “COMMITMENTS AND CONTINGENCIES” for further information related to the worldwide licensing agreement with NicOx, S.A. (“NicOx”) for latanoprostene bunod. A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets from market participant perspective. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project, and a risk-adjusted discount rate of 10% was used to present value the projected cash flows. In determining fair value for latanoprostene bunod and Bausch + Lomb Ultra®, the Company assumed, as of the acquisition date, that material cash inflows for these products would commence in 2016 and 2014, respectively. In September 2013, the U.S. Food and Drug Administration (“FDA”) approved Bausch + Lomb Ultra®, and the product was launched in February 2014. As of December 31, 2014, the Company estimated that it will incur remaining development costs, including certain milestone payments, of approximately $80 million, in the aggregate, to complete the development of the IPR&D assets.

(g)
In 2013, the Company repaid in full the amounts outstanding, with the exception of certain debentures. In connection with the redemption of the assumed 9.875% senior notes, the Company recognized a loss on extinguishment of debt of $8.2 million in the third quarter of 2013. As of December 31, 2014 and 2013, the debentures have an outstanding balance of $11.8 million, in the aggregate.

(h)	Comprises current net deferred tax assets ($61.6 million) and non-current net deferred tax liabilities ($1,436.5 million).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

(i)	Includes $224.2 million related to the estimated fair value of pension and other benefits liabilities.

(j)
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of December 31, 2014 (as adjusted)
Cash	$43.1	$—	$43.1
Accounts receivable(b)	64.0	0.5	64.5
Inventories	33.6	1.9	35.5
Other current assets	14.0	—	14.0
Property, plant and equipment	13.9	(3.3)	10.6
Identifiable intangible assets, excluding acquired IPR&D(c)	722.9	3.9	726.8
Acquired IPR&D(d)	18.7	0.2	18.9
Indemnification assets	3.2	(0.7)	2.5
Other non-current assets	0.2	3.7	3.9
Current liabilities	(36.2)	(0.4)	(36.6)
Short-term borrowings(e)	(33.3)	0.5	(32.8)
Long-term debt(e)	(24.0)	—	(24.0)
Deferred tax liability, net	(147.8)	(1.1)	(148.9)
Other non-current liabilities	(1.5)	—	(1.5)
Total identifiable net assets	670.8	5.2	676.0
Noncontrolling interest(f)	(11.2)	—	(11.2)
Goodwill(g)	224.3	9.0	233.3
Total fair value of consideration transferred	$883.9	$14.2	$898.1
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

(b)	The fair value of trade accounts receivable acquired was $64.5 million, with the gross contractual amount being $68.2 million, of which the Company expects that $3.7 million will be uncollectible.

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of December 31, 2014 (as adjusted)
Product brands	7	$517.2	$3.1	$520.3
Corporate brand	13	86.1	0.8	86.9
Patents	3	71.7	—	71.7
Royalty Agreement	5	26.5	—	26.5
Partner relationships	5	16.0	—	16.0
Technology	10	5.4	—	5.4
Total identifiable intangible assets acquired	8	$722.9	$3.9	$726.8

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
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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
(c) Business combinations in 2012 included the following:
Medicis
Description of the Transaction
On December 11, 2012, the Company acquired all of the outstanding common stock of Medicis for $44.00 per share (“Medicis Per Share Consideration”) for cash. Pursuant to the Agreement and Plan of Merger, dated September 2, 2012, among the Company, the Company’s subsidiary Valeant, Merlin Merger Sub, Inc. (“Merlin Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Valeant, and Medicis, on December 11, 2012, Merlin Merger Sub merged with and into Medicis, with Medicis continuing as the surviving entity and wholly-owned subsidiary of Valeant (the “Medicis acquisition”).
Medicis offers a broad range of products addressing various conditions or aesthetics improvements, including acne, actinic keratosis, facial wrinkles, glabellar lines, fungal infections, hyperpigmentation, photoaging, psoriasis, bronchospasms, external genital and perianal warts/condyloma acuminate, seborrheic dermatitis and cosmesis (improvement in the texture and appearance of skin). Medicis’ primary brands are Solodyn®, Ziana®, and Zyclara®.
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the acquisition of Medicis:

(Number of shares, stock options and restricted share units in millions)	Conversion Calculation	Fair Value
Number of common shares of Medicis outstanding as of acquisition date	57.1
Multiplied by Medicis Per Share Consideration	$44.00	$2,513.9
Number of stock options of Medicis cancelled and exchanged for cash(a)	3.2	33.1
Number of outstanding restricted shares cancelled and exchanged for cash(a)	2.0	31.9
Total fair value of consideration transferred		$2,578.9
____________________________________

(a)
The cash consideration paid for Medicis stock options and restricted shares attributable to pre-combination services has been included as a component of purchase price. The remaining $77.3 million balance related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control was recognized as a post-combination expense within Other (income) expense in the fourth quarter of 2012.

Assets Acquired and Liabilities Assumed
The transaction has been accounted for as business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments(a)	Amounts Recognized as of December 31, 2013 (as adjusted)
Cash and cash equivalents	$169.6	$—	$169.6
Accounts receivable(b)	81.1	9.1	90.2
Inventories(c)	145.1	(7.6)	137.5
Short-term and long-term investments(d)	626.6	—	626.6
Income taxes receivable	40.4	—	40.4
Other current assets	74.6	—	74.6
Property and equipment, net	8.2	(5.6)	2.6
Identifiable intangible assets, excluding acquired IPR&D(e)	1,390.7	(21.8)	1,368.9
Acquired IPR&D(f)	153.8	6.0	159.8
Other non-current assets	0.6	—	0.6
Current liabilities	(453.8)	(12.5)	(466.3)
Long-term debt, including current portion(g)	(778.0)	—	(778.0)
Deferred income taxes, net	(205.0)	12.2	(192.8)
Other non-current liabilities	(8.8)	—	(8.8)
Total identifiable net assets	1,245.1	(20.2)	1,224.9
Goodwill(h)	1,333.8	20.2	1,354.0
Total fair value of consideration transferred	$2,578.9	$—	$2,578.9
______________________

(a)
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

(b)	The fair value of trade accounts receivable acquired was $90.2 million, with the gross contractual amount being $90.3 million, of which the Company expects that $0.1 million will be uncollectible.

(c)	Includes an estimated fair value adjustment to inventory of $104.6 million.

(d)
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

(e)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2013 (as adjusted)
In-licensed products	11	$633.4	$2.3	$635.7
Product brands	8	491.6	(24.8)	466.8
Patents	5	225.0	1.1	226.1
Corporate brands	14	40.7	(0.4)	40.3
Total identifiable intangible assets acquired	9	$1,390.7	$(21.8)	$1,368.9

(f)
The significant components of the acquired IPR&D assets relate to the development of dermatology products, such as Luliconazole, a new imidazole, antimycotic cream for the treatment of tinea cruris, pedis and corporis, and Metronidazole 1.3%, a topical antibiotic for the treatment of bacterial vaginosis ($136.9 million, in the aggregate), and the development of aesthetics programs ($22.9 million). In November 2013, the FDA approved a New

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Drug Application (“NDA”) for Luliconazole, which triggered the commencement of amortization. A multi-period excess earnings methodology (income approach) was primarily used to determine the estimated fair values of the acquired IPR&D assets. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project. Risk-adjusted discount rates of 10% - 11% were used to present value the projected cash flows. On July 1, 2014, the Company sold the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic development product to Actavis Specialty Brands. For further details, see note 4 titled “DIVESTITURES”.

(g)
During the period from the acquisition date to December 31, 2013, the Company settled a significant portion of Medicis’ outstanding long-term debt. As of December 31, 2014 and 2013, Medicis’ outstanding long-term debt includes 1.375% Convertible Senior Notes, with an outstanding principal amount of $0.2 million.

(h)
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
Other Business Combinations
Description of the Transactions
In the year ended December 31, 2012, the Company completed other business combinations, which included the following businesses, as well as other smaller acquisitions, for an aggregate purchase price of $1.2 billion. The aggregate purchase price included contingent consideration obligations with an aggregate acquisition date fair value of $145.7 million.

•
On June 18, 2012, the Company acquired all of the outstanding common stock and preferred stock of OraPharma Topco Holdings, Inc. (“OraPharma”), a specialty oral health company located in the U.S. that develops and commercializes products that improve and maintain oral health. Pursuant to the Agreement and Plan of Merger, dated June 14, 2012, by and among Valeant, Orange Acquisition, Inc. (“Orange Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Valeant, OraPharma and a representative of the shareholder of Orapharma, Orange Merger Sub merged with and into OraPharma with OraPharma continuing as the surviving entity and wholly-owned subsidiary of Valeant. The Company made an up-front payment of $289.3 million, and the Company agreed to pay a series of contingent consideration payments of up to $114.0 million based on certain milestones, including certain revenue targets. The fair value of the contingent consideration was determined to be $99.2 million as of the acquisition date. As of December 31, 2014, the assumptions used for determining fair value of the contingent consideration have not changed significantly from those used at the acquisition date. During each year ended December 31, 2014 and 2013, the Company made contingent consideration payments of $40.0 million per year, and therefore the remaining potential contingent consideration that may be paid is $34.0 million. OraPharma’s lead product is Arestin®, a locally administered antibiotic for the treatment of periodontitis that utilizes an advanced controlled-release delivery system and is indicated for use in conjunction with scaling and root planing for the treatment of adult periodontitis.

•
On March 13, 2012, the Company acquired certain assets from Gerot Lannach, a branded generics pharmaceutical company based in Austria. The Company made an up-front payment of $164.0 million, and the Company agreed to pay a series of contingent consideration payments if certain net sales milestones were achieved. The fair value of the contingent consideration was determined to be $16.8 million as of the acquisition date. During the year ended December 31, 2013, the Company made contingent consideration payments of $20.1 million, in the aggregate. There are no remaining contingent consideration payments under this arrangement. As part of the transaction, the Company also entered into a ten-year exclusive supply agreement with Gerot Lannach for the acquired products. Approximately 90% of sales relating to the acquired assets are in Russia, with sales also made in certain Commonwealth of Independent States (CIS) countries including Kazakhstan and Uzbekistan. Gerot Lannach’s largest product is acetylsalicylic acid, a low dose aspirin.

•
During the year ended December 31, 2012, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the other business combinations, in the aggregate, as of the acquisition dates.

	Amounts Recognized as of Acquisition Dates (as previously reported)	Measurement Period Adjustments(a)	Amounts Recognized as of December 31, 2013 (as adjusted)
Cash and cash equivalents	$21.4	$(0.3)	$21.1
Accounts receivable(b)	40.2	—	40.2
Assets held for sale(c)	15.6	—	15.6
Inventories	68.0	(8.8)	59.2
Other current assets	6.6	—	6.6
Property, plant and equipment	17.2	—	17.2
Identifiable intangible assets, excluding acquired IPR&D(d)	1,133.0	(62.6)	1,070.4
Acquired IPR&D(e)	16.7	13.1	29.8
Indemnification assets	27.9	—	27.9
Other non-current assets	1.9	—	1.9
Current liabilities	(41.8)	(0.7)	(42.5)
Long-term debt(f)	(38.8)	—	(38.8)
Liability for uncertain tax position	(6.7)	6.7	—
Other non-current liabilities	(28.7)	—	(28.7)
Deferred income taxes, net	(184.8)	18.8	(166.0)
Total identifiable net assets	1,047.7	(33.8)	1,013.9
Goodwill(g)	157.4	24.7	182.1
Total fair value of consideration transferred	$1,205.1	$(9.1)	$1,196.0
________________________

(a)
The measurement period adjustments primarily relate to the OraPharma acquisition and primarily reflect: (i) changes in the estimated fair value of the Arestin® product brand; (ii) the reclassification of intangible assets from product brands to IPR&D; (iii) a decrease in the total fair value of consideration transferred due to a working capital adjustment; and (iv) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The fair value of trade accounts receivable acquired was $40.2 million, with the gross contractual amount being $41.5 million, of which the Company expects that $1.3 million will be uncollectible.

(c)
Assets held for sale relate to a product brand acquired in the other smaller acquisition. Subsequent to that acquisition, the plan of sale changed, and the Company no longer intends to sell the asset. Consequently, the product brand was not classified as an asset held for sale as of December 31, 2012.

(d)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2013 (as adjusted)
Product brands	11	$903.7	$(63.8)	$839.9
Corporate brands	13	51.4	2.1	53.5
Product rights	10	109.3	(0.9)	108.4
Royalty agreement	9	36.2	—	36.2
Partner relationships	5	32.4	—	32.4
Total identifiable intangible assets acquired	11	$1,133.0	$(62.6)	$1,070.4

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

(e)
The IPR&D assets primarily relate to the OraPharma acquisition. OraPharma’s acquired IPR&D assets primarily relate to the development of Arestin® ER, which is indicated for oral hygiene use and Arestin® Peri-Implantitis, which is indicated for anti-inflammatory and anti-bacterial use.

(f)
Primarily relates to the OraPharma acquisition. Effective June 18, 2012, the Company terminated the OraPharma’s credit facility agreement, repaid the assumed debt outstanding ($37.9 million) and cancelled the undrawn credit facilities.

(g)
The goodwill relates primarily to the OraPharma acquisition. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of OraPharma’s goodwill is expected to be deductible for tax purposes. The goodwill recorded from the OraPharma acquisition represents the following:

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
The amount of goodwill from OraPharma acquisition has been allocated to the Company’s Developed Markets segment. The amount of goodwill from the Gerot Lannach acquisition has been allocated to the Company’s Emerging Markets segment.
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 2014, 2013 and 2012, as if the 2014 acquisitions had occurred as of January 1, 2013, the 2013 acquisitions had occurred as of January 1, 2012, and the 2012 acquisitions occurred as of January 1, 2011.

	Unaudited
	2014	2013	2012
Revenues	$8,348.9	$7,929.9	$7,700.6
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	909.3	(801.9)	(709.6)
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$2.71	$(2.43)	$(2.14)
Diluted	$2.66	$(2.43)	$(2.14)
The increase in pro forma revenues in the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to higher B&L revenues and growth from the remaining business, including the launches of Jublia®, Luzu®, and Retin-A Micro® Microsphere 0.08% (“RAM 0.08%”). These increases were partially offset by (i) lower sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%), and Zovirax® franchises and Wellbutrin® XL (Canada) due to generic competition, (ii) lower sales of facial aesthetic fillers and toxins assets due to the July 2014 divestiture of these assets, and (iii) a negative foreign currency exchange impact.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the year ended December 31, 2014, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the year ended December 31, 2014, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2014 acquisitions, the 2013 acquisitions, and the 2012 acquisitions been completed on January 1, 2013, January 1, 2012, and January 1, 2011, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

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
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

•	additional interest expense associated with the financing obtained by the Company in connection with the various acquisitions; and

•
the exclusion from pro forma earnings in the year ended December 31, 2014, 2013 and 2012 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $20.2 million, $369.9 million and $58.1 million, in the aggregate, respectively, and the acquisition-related costs of $2.0 million, $25.3 million and $72.1 million, in the aggregate, respectively, incurred for these acquisitions in the year ended December 31, 2014, 2013 and 2012 and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	DIVESTITURES
Divestiture of Facial Aesthetic Fillers and Toxins
On July 10, 2014, the Company sold all rights to Restylane®, Perlane®, Emervel®, Sculptra®, and Dysport® owned or held by the Company to Galderma S.A. (“Galderma”) for approximately $1.4 billion in cash. These assets were included primarily in the Company’s Developed Markets segment. As a result of this transaction, the Company recognized a net gain on sale of $323.9 million in the third quarter of 2014 within Other (income) expense in the consolidated statement of income (loss). The costs to sell for this divestiture of approximately $43 million were recognized in the third quarter of 2014 and included as part of the net gain on sale (netted against the proceeds in the consolidated statement of cash flows). As this divestiture does not represent a strategic shift that has, or will have, a major effect on operations and financial results, a discontinued operations presentation was not appropriate.
Sale of Metronidazole 1.3%
On July 1, 2014, the Company sold the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for upfront and certain milestone payments of $10.0 million, in the aggregate, and minimum royalties for the first three years of commercialization.  This asset was included in the Company’s Developed Markets segment. In addition, royalties are payable to the Company beyond the initial three-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The FDA approved the NDA for Metronidazole 1.3% in March 2014. In connection with the sale of the Metronidazole 1.3%, the Company recognized a loss on sale of $58.5 million in the third quarter of 2014, as the Company’s accounting policy is to not recognize contingent payments until such amounts are realizable. The loss on sale was included within Other (income) expense in the consolidated statement of income (loss). As this divestiture does not represent a strategic shift that has, or will have, a major effect on operations and financial results, a discontinued operations presentation was not appropriate.
Divestiture of Tretin-X® and Generic Tretinoin
In connection with the acquisition of PreCision, the Company was required by the FTC to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products. In July 2014, the Tretin-X product rights were sold to Watson Laboratories, Inc. for an up-front purchase price of $70 million, and the generic tretinoin products rights were sold to Matawan Pharmaceuticals, LLC (“Matawan”) for an up-front purchase price of $45 million plus additional contingent payments. In connection with the sale of the generic tretinoin product rights to Matawan, the Company recognized a loss on sale of $8.8 million in the third quarter of 2014 within Other (income) expense in the consolidated statement of income (loss), as the Company’s accounting policy is to not recognize contingent payments until such amounts are realizable. There was no gain or loss associated with the sale of the Tretin-X product rights. As these divestitures do not represent strategic shifts that have or will have, a major effect on operations and financial results, a discontinued operations presentation was not appropriate.
Divestiture of certain skincare products sold in Australia
In October 2013, the Company divested certain skincare products, sold primarily in Australia, for up-front proceeds of $13.7 million, plus potential additional earn-out payments based on sales and margin performance during the twelve-month period following the sale transaction. In connection with the sale of these products, the Company realized $13.7 million of cash proceeds in the fourth quarter of 2013. The Company recognized a loss on sale of $10.2 million in the fourth quarter of 2013,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

which was included in Other (income) expense in the consolidated statements of income (loss), since the Company will not recognize income from the potential earn-out payments until realizable. For further information regarding this transaction, see note 6 titled “FAIR VALUE MEASUREMENTS”.
Divestitures of IDP-111 and 5-FU
In connection with the acquisition of the Dermik in 2011, the Company was required by the FTC to divest IDP-111, a generic version of BenzaClin®, and 5-FU, an authorized generic of Efudex®. In February 2012, the Company sold the IDP-111 and 5-FU products and realized $66.3 million of cash proceeds, which resulted in an immaterial loss on sale.

5.	RESTRUCTURING, INTEGRATION AND OTHER CHARGES
In connection with the B&L and Medicis acquisitions as well as other smaller acquisitions, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $600 million (excluding charges of $52.8 million described below) in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2014. Since the acquisition date, total costs of $569.1 million (including $55.9 million related to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland as described below) have been incurred through December 31, 2014, including (i) $306.9 million of restructuring expenses, (ii) $248.8 million of integration expenses, and (iii) $13.4 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 3,000 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. The costs described above do not include charges of $52.8 million, in the aggregate, recognized and paid in the third quarter of 2013 related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition. As described in note 2 titled “SIGNIFICANT ACCOUNTING POLICIES”, the charges of $52.8 million were reclassified to Other (income) expense to conform to the current year presentation.
B&L Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the B&L Acquisition since the acquisition date through December 31, 2014:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2013	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	155.7	52.8	—	25.6	234.1
Cash payments	(77.8)	(52.8)	—	(7.8)	(138.4)
Non-cash adjustments	11.4	—	—	(6.8)	4.6
Balance, December 31, 2013	$89.3	$—	$—	$11.0	$100.3
Costs incurred and charged to expense	46.0	—	—	23.7	69.7
Cash payments	(110.7)	—	—	(24.9)	(135.6)
Non-cash adjustments	(5.7)	—	—	(5.4)	(11.1)
Balance, December 31, 2014	$18.9	$—	$—	$4.4	$23.3
___________________________________

(1)
Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition. These charges were reclassified to Other (income) expense to conform to the current year presentation.

B&L Integration Costs
As mentioned above, the Company has incurred $248.8 million of integration costs related to the B&L Acquisition since the acquisition date. In the years ended December 31, 2014 and 2013, the Company incurred $132.8 million and $116.0 million, respectively, of integration costs related to the B&L Acquisition, which related primarily to integration consulting and manufacturing, duplicate labor, transition service, and other costs. The Company made payments of $144.1 million and $102.2 million related to B&L integration costs for the years ended December 31, 2014 and 2013, respectively.
In addition to the restructuring and integration costs described above, the Company incurred $55.9 million of restructuring costs in the year ended December 31, 2014 related to employee termination costs with respect to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland (the plant was acquired as part of the B&L Acquisition). The Company made payments of $24.0 million in the year ended December 31, 2014 with respect to this initiative.
Medicis Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $200 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2013. However, additional costs have been incurred in 2014, and the Company expects to incur certain costs during the next three months. Since the acquisition date, total costs of $193.2 million (excluding the charge of $77.3 million described below), including (i) $109.2 million of restructuring expenses, (ii) $51.8 million of integration expenses, and (iii) $32.2 million of acquisition-related costs, which excludes $24.2 million of acquisition-related costs recognized in the fourth quarter of 2012 related to royalties to be paid to Galderma on sales of Sculptra®, have been incurred through December 31, 2014. In connection with the divestiture of Sculptra® and certain other products to Galderma in July 2014, the royalty obligation owed to Galderma on sales of Sculptra® was relieved in the third quarter of 2014 and included as part of the gain on sale. See note 4 “DIVESTITURES” for additional information regarding this divestiture. The estimated costs primarily include: employee termination costs payable to approximately 750 employees of the Company and Medicis who have been terminated as a result of the Medicis acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. The estimate of total costs to be incurred of approximately $200 million does not include a charge of $77.3 million recognized within Other (income) expense and paid in the fourth quarter of 2012 related to the acceleration of unvested stock options, restricted stock awards, and share appreciation rights for Medicis employees that was triggered by the change in control.
Medicis Restructuring Costs
The following table summarizes the major components of the $109.2 million of restructuring costs incurred in connection with the Medicis acquisition since the acquisition date through December 31, 2014:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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

(2)	The Company has not recognized any restructuring charges, and made a payment of $0.1 million, in the year ended December 31, 2014 with respect to the Medicis acquisition-related initiatives.
Medicis Integration Costs
As mentioned above, the Company has incurred $51.8 million of integration costs related to the Medicis acquisition since the acquisition date. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $11.9 million, $38.4 million and $1.5 million, respectively, of integration costs related to the Medicis acquisition. The costs incurred in 2014 related primarily to an R&D collaboration inherited from Medicis which does not align with the Company’s research and development model. The costs incurred in 2013 related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $12.0 million, $38.5 million and $0.5 million related to Medicis integration costs for the years ended December 31, 2014, 2013 and 2012, respectively.
Other Restructuring and Integration-Related Costs (Excluding B&L and Medicis)
In the year ended December 31, 2014, in addition to the restructuring and integration costs associated with the B&L and Medicis acquisitions described above, the Company incurred an additional $111.4 million of other restructuring, integration-related and other costs. These costs included (i) $67.8 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $25.0 million of severance costs, (iii) $11.7 million of facility closure costs, and (iv) $6.9 million of other costs. These costs primarily related to (i) integration and restructuring costs for Solta Medical, PreCision and other smaller acquisitions and (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities. The Company made payments of $104.4 million during the year ended December 31, 2014 (in addition to the payments related to the B&L and Medicis acquisitions described above).
In the year ended December 31, 2013, in addition to the restructuring and integration costs associated with the B&L and Medicis acquisitions described above, the Company incurred an additional $102.8 million of other restructuring, integration-related and other costs. These costs included (i) $39.1 million of facility closure costs, (ii) $35.8 million of integration consulting, duplicate labor, transition service, and other costs, (iii) $15.1 million of severance costs, and (iv) $12.8 million of other costs, including non-personnel manufacturing integration costs. These costs primarily related to (i) integration and restructuring costs for other smaller acquisitions, (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities, and (iii) systems integration initiatives. The Company made payments of $103.3 million during the year ended December 31, 2013 (in addition to the payments related to B&L and Medicis acquisitions described above).
In the year ended December 31, 2012, in addition to the restructuring and integration costs associated with the Medicis acquisition described above, the Company incurred an additional $179.9 million of other restructuring, integration-related and other costs, in the aggregate, including (i) $72.0 million of integration consulting, duplicate labor, transition service, and other, (ii) $59.2 million of severance costs, (iii) $30.4 million of facility closure costs, and (iv) $18.3 million of other costs,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

including non-personnel manufacturing integration costs. The Company also made payments of $173.6 million during the year ended December 31, 2012 (in addition to the payments related to the Medicis acquisition described above).
As described in note 22 titled “SEGMENT INFORMATION”, restructuring costs are not recorded in the Company’s reportable segments.

6.	FAIR VALUE MEASUREMENTS
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of December 31, 2014 and 2013:

	2014				2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$4.6	$2.8	$1.8	$—	$171.3	$171.3	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(308.8)	$—	$—	$(308.8)	$(355.8)	$—	$—	$(355.8)
___________________________________

(1)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition, primarily including money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

In addition to the cash equivalents (described under the table above), the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $42.6 million and $25.2 million as of December 31, 2014 and 2013, respectively, related to these investments is classified within Prepaid expenses and other current assets in the consolidated balance sheets. These investments are Level 2.
There were no transfers between Level 1 and Level 2 during the year ended December 31, 2014.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

	2014	2013
Balance, beginning of year	$(355.8)	$(455.1)
Included in net income (loss):
Arising during the year(1)	14.1	29.2
Included in other comprehensive (loss) income:
Arising during the year	4.1	5.0
Issuances(2)	(93.8)	(76.1)
Payments(3)	116.8	141.2
Release from restricted cash	5.8	—
Balance, end of year	$(308.8)	$(355.8)
____________________________________

(1)
For the year ended December 31, 2014, a net gain of $14.1 million was recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss). The acquisition-related contingent consideration net gain was primarily driven by net fair value adjustments of $19.0 million related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”), as a result of continued assessment of the impact from generic competition on performance trends and future revenue forecasts for Zovirax®.

For the year ended December 31, 2013, a net gain of $29.2 million was recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss). The acquisition-related contingent consideration net gain was primarily driven by a net gain related to the Elidel®/Xerese®/Zovirax® agreement. As a result of analysis in the third quarter of 2013 of performance trends since the launch of a generic Zovirax® ointment in April 2013, the Company adjusted the projected revenue forecast, resulting in an acquisition-related contingent consideration net gain of $20.0 million in the year ended December 31, 2013. Also contributing to the acquisition-related contingent consideration net gain was a net gain of $6.9 million which resulted from the termination, in the third quarter of 2013, of the A007 (Lacrisert®) development program, which impacted the probability associated with potential milestone payments. The termination of this program also resulted in an IPR&D impairment charge in the third quarter of 2013, as described in note 10 titled “INTANGIBLE ASSETS AND GOODWILL”.

(2)	2014 issuances relate primarily to the Solta Medical acquisition and other smaller acquisitions, and the 2013 issuances relate to smaller acquisitions.

(3)
The 2014 payments of acquisition-related contingent consideration relate to the OraPharma acquisition, the Elidel®/Xerese®/Zovirax® agreement, and other smaller acquisitions. The 2013 payments of acquisition-related contingent consideration related primarily to the Elidel®/Xerese®/Zovirax® agreement and the OraPharma and the Gerot Lannach acquisitions. See note 3 titled “BUSINESS COMBINATIONS”.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2013, the Company’s assets measured at fair value on a non-recurring basis subsequent to initial recognition included:
(i) an intangible asset within the Company’s Developed Markets segment, related to ezogabine/retigabine (immediate-release formulation) which is co-developed and marketed under a collaboration agreement with GlaxoSmithKline (“GSK”). The Company recognized an impairment charge of $551.6 million in the third quarter of 2013 in Amortization and impairments of finite-lived intangible assets in the consolidated statements of income (loss). In addition, the Company fully impaired an IPR&D asset, within the Company’s Developed Markets segment, relating to a modified-release formulation of ezogabine/retigabine, which resulted in a charge of $93.8 million. The $93.8 million write-off was recognized in the third quarter of 2013 in In-process research and development impairments and other charges in the consolidated statements of income (loss). These impairment charges were driven by analysis of expected future cash flows based on the communication received from the FDA in September 2013 regarding labeling changes and a required modification of the approved risk evaluation and mitigation strategy (REMS), which includes restrictions on distribution and additional patient monitoring. Further, as a result of this feedback received from the FDA, GSK decided that all sales force promotion for the product will be eliminated in the U.S., and they will not launch the product in certain other planned territories. Per the terms of the collaboration agreement, GSK controls all sales force promotion for the product.  Such changes are expected to have a significant impact on future cash flows of ezogabine/retigabine. The adjusted carrying amount of the ezogabine/retigabine (immediate-release formulation) of $45.1 million as of the third quarter of 2013 was equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs. As a result of the events noted above, the Company believes that the value of the modified-release formulation of ezogabine/retigabine to a market participant would be zero.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

(ii) assets held for sale within the Company’s Developed Markets segment, related to certain suncare and skincare brands, including inventory on hand, sold primarily in Australia. The Company recognized additional impairment charges of $31.5 million in 2013 for these brands in Amortization and impairments of finite-lived intangible assets in the consolidated statements of income (loss). The additional impairment charges, which were recognized primarily in the first quarter of 2013, were driven by assessment of offers received and analysis of updated market data. During the fourth quarter of 2013, the Company sold the skincare brands that were classified as held for sale. With respect to the remaining suncare brands, the plan of sale changed in the fourth quarter of 2013, and the Company no longer intends to sell these assets.
For further information regarding asset impairment charges, see note 10 titled “INTANGIBLE ASSETS AND GOODWILL”.

7.	TRADE RECEIVABLES, NET
The components of trade receivables, net as of December 31, 2014 and 2013 were as follows:

	2014	2013
Trade	$2,111.7	$1,704.0
Less allowance for doubtful accounts	(35.9)	(27.6)
	$2,075.8	$1,676.4

8.	INVENTORIES
The components of inventories as of December 31, 2014 and 2013 were as follows:

	2014	2013
Raw materials	$232.8	$221.8
Work in process	98.0	104.7
Finished goods	732.7	656.3
	1,063.5	982.8
Less allowance for obsolescence	(112.9)	(99.8)
	$950.6	$883.0

9.	PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2014 and 2013 were as follows:

	2014	2013
Land	$79.6	$76.9
Buildings	602.8	607.1
Machinery and equipment	1,081.3	1,062.7
Other equipment and leasehold improvements	278.0	108.2
Equipment on operating lease	32.7	28.6
Construction in progress	214.0	189.5
	2,288.4	2,073.0
Less accumulated depreciation	(977.9)	(838.8)
	$1,310.5	$1,234.2
Depreciation expense amounted to $186.9 million, $113.8 million, and $54.8 million in the years ended December 31, 2014, 2013 and 2012, respectively.

10.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The major components of intangible assets as of December 31, 2014 and 2013 were as follows:

	Weighted- Average Useful Lives (Years)	2014			2013
		Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	9	$10,320.2	$(3,579.8)	$6,740.4	$10,554.2	$(2,729.1)	$7,825.1
Corporate brands	14	364.2	(65.2)	299.0	365.6	(44.4)	321.2
Product rights	7	3,225.9	(1,263.8)	1,962.1	3,021.0	(876.9)	2,144.1
Partner relationships	4	223.1	(107.5)	115.6	194.0	(83.2)	110.8
Out-licensed technology and other	5	275.5	(124.3)	151.2	264.0	(93.8)	170.2
Total finite-lived intangible assets(1)	7	14,408.9	(5,140.6)	9,268.3	14,398.8	(3,827.4)	10,571.4
Indefinite-lived intangible assets:
Acquired IPR&D(2)	NA	290.1	—	290.1	579.3	—	579.3
Corporate brand(3)	NA	1,697.5	—	1,697.5	1,697.5	—	1,697.5
		$16,396.5	$(5,140.6)	$11,255.9	$16,675.6	$(3,827.4)	$12,848.2
____________________________________

(1)
In the fourth quarter of 2014, the Company recognized a write-off of $55.2 million related to the Kinerase® product within the Developed Market segment. The write-off was driven by the discontinuation of the product.

In the third quarter of 2014, the Company recognized a write-off of $32.4 million related to Grifulvin®, an anti-fungal product within the Developed Markets segment. The write-off was driven by withdrawal of the supplemental Abbreviated New Drug Application, which resulted from assessment of extended timelines and increased costs associated with a change in the supplier and the manufacturing process, based on feedback received from the FDA.
In the third quarter of 2013, the Company recognized an impairment charge of $551.6 million related to ezogabine/retigabine (immediate-release formulation), which is included within the Developed Markets segment. This product is co-developed and marketed under a collaboration agreement with GSK. For further information regarding this asset impairment charge, see note 6 titled “FAIR VALUE MEASUREMENTS”.
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
These impairment charges were recognized in Amortization and impairments of finite-lived intangible assets in the consolidated statements of income (loss).

(2)
In the fourth quarter of 2013, the Company wrote-off an IPR&D asset of $14.4 million related to the termination of the Mapracorat development program (included in both the Emerging Markets and Developed Markets segments), acquired by the Company as part of B&L Acquisition, resulting from analysis of Phase 3 study results.

In the third quarter of 2013, the Company wrote off an IPR&D asset of $93.8 million relating to a modified-release formulation of ezogabine/retigabine. For further information regarding this write-off, see note 6 titled “FAIR VALUE MEASUREMENTS”.
In addition, in the third quarter of 2013, the Company wrote-off IPR&D assets of $27.3 million, in the aggregate, due to the write-off of IPR&D assets mainly related to the termination of the A007 (Lacrisert®) development program (Developed Markets segment) in the third quarter of 2013. The Company does not believe these programs have value to a market participant.
The write offs of the IPR&D assets were recognized in In-process research and development impairments and other charges in the consolidated statements of income (loss).

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
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2015	2016	2017	2018	2019
Amortization expense(1)	$1,376.1	$1,280.1	$1,216.3	$1,093.6	$949.8
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any.
Goodwill
The changes in the carrying amount of goodwill for years ended December 31, 2014 and 2013 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, December 31, 2012	$3,993.0	$1,148.4	$5,141.4
Additions(1)	3,395.7	1,199.5	4,595.2
Adjustments(2)	28.4	(0.3)	28.1
Foreign exchange and other	11.6	(24.2)	(12.6)
Balance, December 31, 2013	7,428.7	2,323.4	9,752.1
Additions(3)	317.4	78.9	396.3
Adjustments(4)	(19.6)	(4.3)	(23.9)
Divestitures(5)	(428.9)	—	(428.9)
Foreign exchange and other	(182.6)	(166.6)	(349.2)
Balance, December 31, 2014	$7,115.0	$2,231.4	$9,346.4
____________________________________

(1)	Primarily relates to the B&L, Obagi and Natur Produkt acquisitions.

(2)	Primarily reflects the impact of measurement period adjustments related to the Medicis acquisition.

(3)	Primarily relates to the PreCision and Solta Medical acquisitions.

(4)	Primarily reflects the impact of measurement period adjustments related to the B&L Acquisition.

(5)	See note 4, titled “DIVESTITURES” for additional information.
As describe in note 3 titled “BUSINESS COMBINATIONS”, the allocation of the goodwill balance associated with the PreCision acquisition is provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

11.	ACCRUED AND OTHER CURRENT LIABILITIES
The major components of accrued and other current liabilities as of December 31, 2014 and 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2014	2013
Product returns	$380.3	$225.5
Product rebates	714.9	566.6
Interest	196.7	231.3
Employee costs	204.9	201.2
Accrued milestones(1)	62.0	—
Professional fees	55.6	46.3
Restructuring, integration and other costs (see note 5)	66.6	112.0
Royalties	41.4	37.6
Legal settlements and related fees (see note 20)	8.0	55.9
Liabilities for uncertain tax positions	6.8	8.7
Value added tax	24.7	25.9
Short-term borrowings	6.2	12.1
Deferred income	18.8	19.5
Income taxes payable	122.9	39.1
Capital expenditures	25.6	27.2
Advertising and promotion	33.3	19.3
Other	210.7	172.0
	$2,179.4	$1,800.2
____________________________________

(1)	Primarily relates to milestones associated with the agreements with Spear Dermatology Products Inc. (“Spear”). See note 21 titled "Commitments and Contingencies" for additional information.

12.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of December 31, 2014 and 2013, respectively, is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Maturity Date	2014	2013
Revolving Credit Facility(1)	April 2018	$165.0	$—
Series A-1 Tranche A Term Loan Facility, net of unamortized debt discount (2014 — $1.4; 2013 — $3.6)(1)	April 2016	139.6	259.0
Series A-2 Tranche A Term Loan Facility, net of unamortized debt discount (2014 — $2.5; 2013 — $6.2)(1)	April 2016	135.7	228.1
Series A-3 Tranche A Term Loan Facility, net of unamortized debt discount (2014 — $22.4; 2013 - $35.4)(1)	October 2018	1,637.9	1,935.7
Series D-2 Tranche B Term Loan Facility, net of unamortized debt discount of (2014 — $18.9; 2013 — $27.0)(1)	February 2019	1,089.7	1,256.7
Series C-2 Tranche B Term Loan Facility, net of unamortized debt discount of (2014 — $14.5; 2013 — $20.7)(1)	December 2019	838.3	966.8
Series E-1 Tranche B Term Loan Facility, net of unamortized debt discount (2014 — $2.9; 2013 — $85.5)(1)	August 2020	2,544.9	3,090.5
Senior Notes:
6.75%, net of unamortized debt discount (2013 — $1.3)	October 2017	—	498.7
6.875%, net of unamortized debt discount (2014 — $1.9; 2013 — $4.4)(2)	December 2018	497.7	940.2
7.00%, net of unamortized debt discount (2014 — $2.5; 2013 — $2.9)	October 2020	687.5	687.1
6.75%	August 2021	650.0	650.0
7.25%, net of unamortized debt discount (2014 — $6.8; 2013 — $7.8)	July 2022	543.2	542.2
6.375%, net of unamortized discount (2014 — $24.4; 2013 — $28.6)	October 2020	2,225.6	2,221.4
6.75%, net of unamortized discount (2014 — $14.2; 2013 — $18.2)	August 2018	1,585.8	1,581.9
7.50%, net of unamortized discount (2014 — $16.6; 2013 — $19.1)	July 2021	1,608.4	1,605.9
5.625%, net of unamortized discount (2014 — $7.4; 2013 — $8.5)	December 2021	892.6	891.5
Other(3)	Various	12.7	12.0
		15,254.6	17,367.7
Less current portion		(0.9)	(204.8)
Total long-term debt		$15,253.7	$17,162.9
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”).

(2)
On February 17, 2015, Valeant redeemed all of the outstanding $499.6 million aggregate principal amount of its 6.875% senior notes due December 2018 (the “December 2018 Notes”) with a portion of the net proceeds from the issuance of the 5.50% senior notes due 2023 (the “2023 Notes”) on January 30, 2015. See note 24 titled “SUBSEQUENT EVENTS” for further information.

(3)	Relates primarily to the debentures assumed in the B&L Acquisition, as described in note 3 titled “BUSINESS COMBINATIONS”.
The Company’s Senior Secured Credit Facilities and indentures related to its senior notes contain customary covenants, including, among other things, and subject to certain qualifications and exceptions, covenants that restrict or limit the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates.
The Company’s Senior Secured Credit Facilities also contain specified financial covenants (consisting of a secured leverage ratio and an interest coverage ratio), various customary affirmative covenants and specified events of default. The Company’s indentures also contain certain customary affirmative covenants and specified events of default.
As of December 31, 2014, the Company was in compliance with all covenants associated with the Company’s outstanding debt.
The total fair value of the Company’s long-term debt, with carrying values of $15.3 billion and $17.4 billion at December 31, 2014 and 2013, was $15.8 billion and $18.4 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Aggregate maturities of our long-term debt for each of the five succeeding years ending December 31 and thereafter are as follows:

2015	$0.9
2016	639.3
2017	360.2
2018	3,204.5
2019	1,961.4
Thereafter	9,224.7
Total gross maturities	15,391.0
Unamortized discounts	(136.4)
Total long-term debt	$15,254.6
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Credit Agreement with a syndicate of financial institutions and investors. In 2012, the Company and certain of its subsidiaries as guarantors entered into a series of joinder agreements to, among other things, (i) increase the existing tranche B term loan facility (the “Tranche B Term Loan Facility”) through new incremental term loans, (ii) reprice and refinance the Tranche B Term Loan Facility (such repriced Tranche B Term Loan Facility, the “Series D Tranche B Term Loan Facility”), and (iii) increase the amount of commitments under the revolving credit facility provided under the Credit Agreement (the “Revolving Credit Facility”). In connection with the repricing and refinancing of the Tranche B Term Loan Facility, the Company recognized a loss on extinguishment of debt of $17.6 million in the three-month period ended December 31, 2012. In addition, in connection with the Medicis acquisition on December 11, 2012, the Company issued $1.0 billion in a new Series C of the Tranche B Term Loans (the “Series C Tranche B Term Loan Facility”).
In 2013, the Company and certain of its subsidiaries as guarantors entered into a series of amendments to, among other things, (i) reprice and refinance the existing tranche A term loan facility (as so amended, the “Series A-1 Tranche A Term Loan Facility”), (ii) effectuate two repricings of the Series D Tranche B Term Loan Facility and Series C Tranche B Term Loan Facility (as so amended in the second repricing, the “Series D-2 Tranche B Term Loan Facility” and “Series C-2 Tranche B Term Loan Facility”, respectively), and (iii) increase the amount of commitments under the Revolving Credit Facility to $1.0 billion and extend its maturity. In connection with the repricing of the Series D Tranche B Term Loan Facility and the Series C Tranche B Term Loan Facility, the Company recognized a loss on extinguishment of debt of $21.4 million in the three-month period ended March 31, 2013. In addition, in connection with the B&L Acquisition, the Company issued $850.0 million of tranche A term loans (the “Series A-2 Tranche A Term Loan Facility”) and $3.2 billion of tranche B term loans (the “Series E Tranche B Term Loan Facility”). Furthermore, on December 20, 2013, the Company entered into Amendment No. 8 to the Credit Agreement to allow for the extension of the maturity of all or a portion of the Series A-1 Tranche A Term Loans and Series A-2 Tranche A Term Loans outstanding from April 20, 2016 to October 20, 2018 (as extended, the “Series A-3 Tranche A Term Loan Facility”).
On February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the Series E Tranche B Term Loan Facility by the issuance of $2.95 billion in new term loans (the “Series E-1 Tranche B Term Loan Facility”). Term loans under the Series E Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series E-1 Tranche B Term Loan Facility and proceeds of the additional Series A-3 Tranche A Term Loan Facility described below. The Series E-1 Tranche B Term Loan Facility has terms consistent with the Series E Tranche B Term Loan Facility. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $93.7 million in the three-month period ended March 31, 2014.
Concurrently, on February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement for the issuance of $225.6 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. Proceeds from this transaction were used to repay part of the term loans outstanding under the Series E Tranche B Term Loan Facility.
In July 2014, the Company made principal payments of $1.0 billion, in the aggregate, related to the Senior Secured Credit Facilities, resulting in a principal reduction as follows: (i) $380.0 million under the Series E-1 Tranche B Term Loan Facility, (ii) $274.5 million under the Series A-3 Tranche A Term Loan Facility, (iii) $165.4 million under the Series D-2 Tranche B

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Term Loan Facility, (iv) $127.2 million under the Series C-2 Tranche B Term Loan Facility, and (v) $27.5 million and $25.4 million under the Series A-1 Tranche A Term Loan Facility and the Series A-2 Tranche A Term Loan Facility, respectively. Following these July 2014 principal payments, quarterly amortization payments for the Senior Secured Credit Facilities are as follows: $10.9 million for the Series A-1 Tranche A Term Loans, $7.9 million for the Series A-2 Tranche A Term Loans and $45.0 million for the Series A-3 Tranche A Term Loans. There are no remaining quarterly amortization payments for the Series D-2 Tranche B Term Loan Facility, Series C-2 Tranche B Term Loan Facility and the Series E-1 Tranche B Term Loan Facility. In December 2014, the Company voluntarily prepaid the scheduled 2015 amortization payments applicable to the Senior Secured Credit Facilities, resulting in an aggregate principal reduction of $255.3 million.
For the year ended December 31, 2014, the effective rate of interest on the Company’s borrowings was as follows: (i) 2.45% per annum under the Revolving Credit Facility, (ii) 2.41% per annum under the Series A-1 Tranche A Term Loan Facility, the Series A-2 Tranche A Term Loan Facility, and the Series A-3 Tranche A Term Loan Facility, (iii) 3.71% per annum under both the Series D-2 Tranche B Term Loan Facility and the Series C-2 Tranche B Term Loan Facility, and (iv) 3.80% under the Series E-1 Tranche B Term Loan Facility. As of December 31, 2014, the applicable margins on the Company’s borrowings were as follows: (i) 1.25% with respect to base rate borrowings and 2.25% with respect to LIBO rate borrowings under the Revolving Credit Facility, Series A-1, A-2 and A-3 Tranche A Term Loan Facilities, and (ii) 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor, under the Series D-2, C-2 and E-1 Tranche B Term Loan Facilities.
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
The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. As of December 31, 2014, the Company is permitted to voluntarily repay outstanding loans under the Tranche A Term Loan Facility and Tranche B Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans.
The Company’s obligations and the obligations of the guarantors under the Senior Secured Credit Facilities and certain hedging arrangements and cash management arrangements entered into with lenders under the Senior Secured Credit Facilities (or affiliates thereof) are secured by first-priority security interests in substantially all tangible and intangible assets of the Company and the guarantors, including 100% of the capital stock of Valeant and each material subsidiary of the Company (other than Valeant’s foreign subsidiaries) and 65% of the capital stock of each foreign subsidiary of Valeant that is directly owned by Valeant or owned by a guarantor that is a domestic subsidiary of Valeant, in each case subject to certain exclusions set forth in the credit documentation governing the Senior Secured Credit Facilities.
Senior Notes
The senior notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under our Senior Secured Credit Facilities.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The senior notes issued by the Company’s subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under our Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes.
If the Company experiences a change in control, the Company may be required to repurchase each of the senior notes issuances discussed below, as applicable, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the senior notes repurchased, plus accrued and unpaid interest to, but excluding the applicable purchase date of the senior notes.
6.50% Senior Notes due 2016 and 7.25% Senior Notes due 2022
On March 8, 2011, Valeant issued $950.0 million aggregate principal amount of 6.50% senior notes due 2016 (the “2016 Notes”) and $550.0 million aggregate principal amount of 7.25% senior notes due 2022 (the “2022 Notes”) in a private placement. The 2022 Notes will mature on July 15, 2022 and accrue interest at the rate of 7.25% per year, payable semi-annually in arrears, which commenced on July 15, 2011. The 2022 Notes were issued at 98.125% of par for an effective annual yield of 7.50%.
In the fourth quarter of 2011, Valeant redeemed $34.5 million of principal amount of the 2016 Notes. In the fourth quarter of 2013, Valeant redeemed all $915.5 million of the outstanding principal amount of the 2016 Notes for $945.3 million, including a call premium of $29.8 million, plus accrued and unpaid interest, and satisfied and discharged the 2016 Notes indenture, solely with respect to the 2016 Notes. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $32.5 million in the three-month period ended December 31, 2013.
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
6.75% Senior Notes due 2017 and 7.00% Senior Notes due 2020
On September 28, 2010, Valeant issued $500.0 million aggregate principal amount of 6.75% senior notes due 2017 (the “2017 Notes”) and $700.0 million aggregate principal amount of 7.00% senior notes due 2020 (the “October 2020 Notes”) in a private placement. On October 15, 2014, Valeant redeemed all of the outstanding $500.0 million aggregate principal amount of the 2017 Notes for $518.2 million, including a call premium of $16.9 million, plus accrued and unpaid interest, and satisfied and discharged the 2017 Notes indenture, solely with respect to the 2017 Notes. In connection with the redemption of the 2017 Notes, the Company recognized a loss on the extinguishment of debt of $17.9 million in the three-month period ended December 31, 2014. The October 2020 Notes mature on October 1, 2020. Interest on the October 2020 Notes accrues at the rate of 7.00% and is payable semi-annually in arrears, which commenced on April 1, 2011. The October 2020 Notes were issued at a discount of 99.375% for an effective annual yield of 7.09%.
Valeant may redeem all or a portion of the October 2020 Notes at any time prior to October 1, 2015, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium, as set forth in the October 2020 Notes indenture. In the fourth quarter of 2011, Valeant redeemed $10.0 million of principal amount of the October 2020 Notes. On or after October 1, 2015, Valeant may redeem all or a portion of the October 2020 Notes, in each case at the redemption prices applicable to the October 2020 Notes, as set forth in the October 2020 Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.875% Senior Notes due 2018
On November 23, 2010, Valeant issued $1.0 billion aggregate principal amount of the December 2018 Notes in a private placement. The December 2018 Notes mature on December 1, 2018. Interest on the December 2018 Notes accrues at a rate of 6.875% and is payable semi-annually in arrears, which commenced on June 1, 2011. The December 2018 Notes were issued at a discount of 99.24% for an effective annual yield of 7.0%.
In the fourth quarter of 2011, Valeant redeemed $55.4 million of principal amount of the December 2018 Notes. On December 29, 2014, Valeant redeemed $445.0 million aggregate principal amount of the December 2018 Notes for $462.7 million, including a call premium of $15.3 million, plus accrued and unpaid interest. In connection with the redemption of the December

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

2018 Notes, the Company recognized a loss on the extinguishment of debt of $17.9 million in the three-month period ended December 31, 2014.
6.75% Senior Notes due 2021
On February 8, 2011, Valeant issued at par $650.0 million aggregate principal amount of 6.75% senior notes due 2021 (the “August 2021 Notes”) in a private placement. Interest on the August 2021 Notes accrues at the rate of 6.75% per year and is payable semi-annually in arrears, which commenced on August 15, 2011. The August 2021 Notes mature on August 15, 2021.
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
6.375% Senior Notes due 2020
On October 4, 2012, VPI Escrow Corp. (the “VPI Escrow Issuer”), a newly formed wholly owned subsidiary of Valeant, issued $1.75 billion aggregate principal amount of 6.375% senior notes due 2020 (the “6.375% Notes”) in a private placement. The 6.375% Notes mature on October 15, 2020. The 6.375% Notes accrue interest at the rate of 6.375% per year, which is payable semi-annually in arrears, which commenced on April 15, 2013. In connection with the issuance of the 6.375% Notes, the Company incurred approximately $26.3 million in underwriting fees, which are recognized as debt issue discount, which resulted in the net proceeds of $1,723.7 million. At the time of the closing of the Medicis acquisition, (1) the VPI Escrow Issuer merged with and into Valeant, with Valeant continuing as the surviving corporation, (2) Valeant assumed all of the VPI Escrow Issuer’s obligations under the 6.375% Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Medicis acquisition.
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
6.75% Senior Notes due 2018 and 7.50% Senior Notes due 2021
On July 12, 2013, VPII Escrow Corp. (the “VPII Escrow Issuer”), a newly formed wholly-owned subsidiary of the Company, issued $1.6 billion aggregate principal amount of the 6.75% senior notes due 2018 (the “August 2018 Notes”) and $1.625 billion aggregate principal amount of the 7.50% senior notes due 2021 (the “July 2021 Notes”) in a private placement. The August 2018 Notes mature on August 15, 2018 and bear interest at the rate of 6.75% per annum, payable semi-annually in arrears, which commenced on February 15, 2014. The July 2021 Notes mature on July 15, 2021 and bear interest at the rate of 7.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2014. In connection with the issuances of the August 2018 Notes and the July 2021 Notes, the Company incurred approximately $20.0 million and $20.3 million in underwriting fees, respectively, which are recognized as debt issue discount and which resulted

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

in net proceeds of $1,580.0 million and $1,604.7 million, respectively. At the time of the closing of the B&L Acquisition, (1) the VPII Escrow Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to the Company, (2) the Company assumed all of the VPII Escrow Issuer’s obligations under the August 2018 Notes and July 2021 Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the B&L Acquisition.
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
5.625% Senior Notes due 2021
On December 2, 2013, the Company issued $900.0 million aggregate principal amount of the 5.625% senior notes due 2021 (the “December 2021 Notes”) in a private placement. The December 2021 Notes mature on December 1, 2021 and bear interest at the rate of 5.625% per annum, payable semi-annually, which commenced on June 1, 2014. In connection with the issuances of the December 2021 Notes, the Company incurred approximately $8.5 million in underwriting fees, respectively, which are recognized as debt issue discount and which resulted in net proceeds of $891.5 million.
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
Commitment Letters
In connection with the B&L Acquisition, the Company and its subsidiary, Valeant, entered into a commitment letter dated as of May 24, 2013 (as amended and restated as of June 4, 2013, the “Commitment Letter”), with various financial institutions to provide up to $9.275 billion of unsecured bridge loans. Subsequently, the Company obtained $9.575 billion in financing through a syndication of the Incremental Term Loan Facilities under the Company’s existing Senior Secured Credit Facilities of $4.05 billion, the issuance of the August 2018 Notes in an aggregate principal amount of $1.6 billion, the issuance of the July 2021 Notes in an aggregate principal amount of $1.625 billion, and the issuance of new equity of approximately $2.3 billion. The proceeds from the issuance of the Incremental Term Loan Facilities, the August 2018 Notes, the July 2021 Notes and the equity were utilized to fund the B&L Acquisition. In connection with the Commitment Letter, the Company incurred approximately $37.3 million in fees, which were recognized as deferred financing costs. In the second quarter of 2013, the Company expensed $24.2 million of deferred financing costs associated with the Commitment Letter to Interest expense in the consolidated statements of income (loss). The remaining $13.1 million of deferred financing costs was expensed to Interest expense in the third quarter of 2013 upon closing of the August 2018 Notes and July 2021 Notes on July 12, 2013.

13.	EMPLOYEE BENEFIT PLANS
In connection with the B&L Acquisition completed on August 5, 2013, the Company assumed all of B&L’s benefit obligations and related plan assets. This includes defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy B&L U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance. The most significant non-U.S. plans are two defined benefit plans in Ireland. In 2011, both Ireland plans were closed to future service benefit accruals; however additional accruals related to annual salary increases continued. In December 2014, one of the Ireland plans was

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

amended effective August 2014 to eliminate future benefit accruals related to salary increases. All of the pension benefits accrued through the plan amendment date were preserved. As a result of the recent plan amendment, there are no active plan participants accruing benefits under the amended Ireland plan. The postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
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
The table below presents the amounts recognized in accumulated other comprehensive loss as of December 31, 2014 and 2013:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013
Unrecognized actuarial (losses) gains	$(18.2)	$11.2	$(72.9)	$12.7	$(3.8)	$1.0
Unrecognized prior service credits(1)	—	—	26.8	—	25.5	27.9
____________________________________

(1)	Relate to negative plan amendments, as described below.
Of the December 31, 2014 amounts, the Company expects to recognize $2.5 million and $0.6 million of unrecognized prior service credits related to the U.S. postretirement benefit plan and the non-U.S. pension benefit plans, respectively, in net periodic (benefit) cost during 2015. In addition, the Company expects to recognize $1.4 million of unrecognized net loss related to the non-U.S. pension benefit plans in net periodic (benefit) cost during 2015.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the year ended December 31, 2014 and 2013:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013
Service cost	$0.4	$0.1	$3.9	$2.2	$1.7	$0.9
Interest cost	10.8	4.5	8.3	3.7	2.3	1.6
Expected return on plan assets	(14.7)	(5.9)	(7.7)	(3.1)	(0.5)	(0.3)
Amortization of net gain	—	—	(0.2)	—	—	—
Curtailment gain recognized	—	—	(1.6)	—	—	—
Amortization of prior service credit	—	—	—	—	(2.5)	—
Settlement loss (gain) recognized	0.9	(0.1)	0.2	0.6	—	—
Other	—	—	0.2	—	—	—
Net periodic (benefit) cost	$(2.6)	$(1.4)	$3.1	$3.4	$1.0	$2.2

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

For the year ended December 31, 2012, the net periodic cost, which relates to the legacy Valeant defined benefit plans in Mexico, was not material to the Company’s results of operations.
Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2014 and 2013:

	Pension Benefit Plans				Postretirement Benefit Plan(1)
	U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013
Change in Projected benefit Obligation
Projected benefit obligation, beginning of year	$234.6	$—	$229.7	$7.0	$59.2	$—
Service cost	0.4	0.1	3.9	2.2	1.7	0.9
Interest cost	10.8	4.5	8.3	3.7	2.3	1.6
Acquisition of B&L	—	244.2	—	224.0	—	87.6
Employee contributions	—	—	—	—	1.2	0.3
Plan amendments(2)	—	—	(29.4)	—	—	(27.9)
Plan curtailments	—	—	(1.6)	—	—	—
Settlements(3)	(13.0)	(5.3)	(0.4)	(0.1)	—	—
Benefits paid	(10.4)	(4.3)	(6.2)	(3.6)	(8.1)	(3.0)
Actuarial losses (gains)	29.4	(4.6)	101.9	(10.1)	5.9	(0.3)
Currency translation adjustments	—	—	(33.8)	6.6	—	—
Other	—	—	0.2	—	—	—
Projected benefit obligation, end of year	251.8	234.6	272.6	229.7	62.2	59.2

Change in Plan Assets
Fair value of plan assets, beginning of year	$197.3	$—	$139.1	$1.3	$14.5	$—
Actual return on plan assets	13.8	12.7	17.5	5.1	1.5	1.1
Employee contributions	—	—	—	—	1.2	0.3
Company contributions	8.9	3.3	8.4	7.0	—	—
Acquisition of B&L	—	190.9	—	125.6	—	16.1
Settlements(3)	(13.0)	(5.3)	(0.4)	(0.1)	—	—
Benefits paid	(10.4)	(4.3)	(6.2)	(3.6)	(8.1)	(3.0)
Currency translation adjustments	—	—	(17.9)	3.8	—	—
Fair value of plan assets, end of year	196.6	197.3	140.5	139.1	9.1	14.5
Funded Status at end of year	$(55.2)	$(37.3)	$(132.1)	$(90.6)	$(53.1)	$(44.7)

Recognized as:
Other long-term assets, net	$—	$—	$1.4	$1.5	$—	$—
Accrued and other current liabilities	—	—	(2.0)	(2.1)	—	—
Pension and other benefit liabilities	(55.2)	(37.3)	(131.5)	(90.0)	(53.1)	(44.7)
____________________________________

(1)	Assumed in connection with the B&L Acquisition, as described above.

(2)
In December 2014, one of the Ireland plans was amended effective August 2014 to eliminate future benefit accruals related to salary increases. The reduction in accruing benefits was accounted for as a negative plan amendment resulting in an accumulated benefit obligation reduction that was recognized as a component of accumulated other comprehensive loss and is being amortized into income over approximately 42.5 years. In the fourth quarter of 2013, the Company announced that effective January 1, 2014, B&L will no longer offer medical and life insurance coverage to new retirees. The reduction in medical benefits was accounted for as a negative plan amendment resulting in an accumulated postretirement benefit obligation reduction that was recognized as a component of accumulated other comprehensive loss and is being amortized into income over approximately 11.3 years.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

(3)	The 2014 and 2013 plan settlements primarily reflect lump sum benefit payments made to terminating employees of the U.S. pension benefit plan.
A number of the Company’s pension benefit plans were underfunded at December 31, 2014 and 2013, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded plans is presented in the following table:

	Pension Benefit Plans
	U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013
Projected benefit obligation	$251.8	$234.6	$266.4	$224.1
Accumulated benefit obligation	251.8	234.6	257.3	196.3
Fair value of plan assets	196.6	197.3	133.1	132.2
Information for the pension benefit plans that are underfunded on a projected benefit obligation basis (versus underfunded on an accumulated benefit basis as in the table above) is presented in the following table:

	Pension Benefit Plans
	U.S. Plan		Non-U.S. Plans
	2014	2013	2014	2013
Projected benefit obligation	$251.8	$234.6	$267.9	$225.5
Fair value of plan assets	196.6	197.3	134.3	133.4
The Non-U.S. Plans’ accumulated benefit obligation for both the funded and underfunded pension benefit plans was $263.1 million and $201.5 million at December 31, 2014 and December 31, 2013, respectively.
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2015, the Company expects to contribute $10.1 million and $7.4 million to the U.S. and Non-U.S. pension benefit plans, respectively.
The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund postretirement benefit plan benefit payments in 2015.
Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2015	$13.4	$5.0	$6.8
2016	18.9	3.9	6.4
2017	18.9	4.4	5.9
2018	18.2	4.4	5.4
2019	17.7	5.4	5.0
2020-2024	85.1	37.7	20.1
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations at December 31, 2014 and 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Pension Benefit Plans		Postretirement Benefit Plan(1)

	2014	2013	2014		2013
For Determining Net Periodic Benefit Cost
U.S. Plans:
Discount rate	4.70%	4.50%	4.30%	(2)	4.50%
Expected rate of return on plan assets	7.50%	7.50%	5.50%		5.50%
Rate of compensation increase	—	—	—		—
Non-U.S. Plans:
Discount rate	3.86%	3.61%
Expected rate of return on plan assets	5.63%	5.59%
Rate of compensation increase	2.88%	2.80%
For Determining Benefit Obligation
U.S. Plans:
Discount rate	3.90%	4.70%	3.70%		4.30%
Rate of compensation increase	—	—	—		—
Non-U.S. Plans:
Discount rate	2.41%	3.85%
Rate of compensation increase	2.86%	2.88%
____________________________________

(1)	The Company does not have non-U.S. postretirement benefit plans.

(2)	The discount rate for the postretirement benefit plan was impacted by the amendment described above which eliminated coverage for new retirees.
The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2014 was 7.50% and for the postretirement benefit plan was 5.50%. The expected return for the postretirement plan is based on the expected return for the U.S. pension plan reduced by 2.0% to reflect an estimate of additional administrative expenses. The expected return on plan assets for the Company’s Ireland pension plans was 6.0% for 2014.
The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.
The 2015 expected rate of return for the U.S. pension benefit plan and the U.S. postretirement benefit plan will remain at 7.50% percent and 5.50%, respectively. The 2015 expected rate of return for the Ireland pension benefit plans will also remain at 6.0%.
Plan Assets
Pension and postretirement benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2014 and 2013:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Pension Benefit Plans		Postretirement Benefit Plan
	2014	2013	2014	2013
U.S. Plan
Equity securities	60%	60%	45%	63%
Fixed income securities	40%	40%	16%	24%
Cash	—%	—%	39%	13%
Non-U.S. Plans
Equity securities	44%	43%
Fixed income securities	42%	47%
Other	14%	10%
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
Fair Value of Plan Assets
The Company measured the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in note 6 titled “FAIR VALUE MEASUREMENTS”.
The table below presents total plan assets by investment category as of December 31, 2014 and 2013 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Pension Benefit Plans - U.S. Plans
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	As of December 31, 2014
Cash & cash equivalents(1)	$1.3	$—	$—	$1.3
Commingled funds:(2)(3)
Equity securities:
U.S. broad market	—	74.9	—	74.9
Emerging markets	—	15.9	—	15.9
Non-U.S. developed markets	—	25.5	—	25.5
Fixed income securities:
Investment grade	—	59.4	—	59.4
Global high yield	—	19.6	—	19.6
	$1.3	$195.3	$—	$196.6

	As of December 31, 2013
Cash & cash equivalents(1)	$0.4	$—	$—	$0.4
Commingled funds:(2)(3)
Equity securities:
U.S. broad market	—	72.7	—	72.7
Emerging markets	—	16.5	—	16.5
Non-U.S. developed markets	—	27.9	—	27.9
Fixed income securities:
Investment grade	—	59.0	—	59.0
Global high yield	—	20.8	—	20.8
	$0.4	$196.9	$—	$197.3

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Pension Benefit Plans - Non-U.S. Plans
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	As of December 31, 2014
Cash & cash equivalents(1)	$14.0	$—	$—	$14.0
Commingled funds:(2)(3)
Equity securities:
Emerging markets	—	1.0	—	1.0
Worldwide developed markets	—	61.5	—	61.5
Fixed income securities:
Investment grade	—	11.2	—	11.2
Global high yield	—	1.0	—	1.0
Government bond funds	—	46.4	—	46.4
Other assets	—	5.4	—	5.4
	$14.0	$126.5	$—	$140.5

	As of December 31, 2013
Cash & cash equivalents(1)	$9.3	$—	$—	$9.3
Commingled funds:(2)(3)
Equity securities:
Emerging markets	—	0.9	—	0.9
Worldwide developed markets	—	59.2	—	59.2
Fixed income securities:
Investment grade	—	21.3	—	21.3
Global high yield	—	0.7	—	0.7
Government bond funds	—	42.5	—	42.5
Other assets	—	5.2	—	5.2
	$9.3	$129.8	$—	$139.1

	Postretirement Benefit Plan
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	As of December 31, 2014
Cash	$3.5	$—	$—	$3.5
Insurance policies(4)	—	5.6	—	5.6
	$3.5	$5.6	$—	$9.1

	As of December 31, 2013
Cash	$1.8	$—	$—	$1.8
Insurance policies(4)	—	12.7	—	12.7
	$1.8	$12.7	$—	$14.5
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

(2)
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 85% of the non-U.S. commingled funds in both 2014 and 2013. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.

(3)
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

(4)
The insurance policies held by the postretirement benefit plan consist of variable life insurance contracts whose fair value is their cash surrender value. Cash surrender value is the amount currently payable by the insurance company upon surrender of the policy and is based principally on the net asset values of the underlying trust funds. The trust funds are commingled funds that are not publicly traded. The underlying assets in these funds are primarily publicly traded on exchanges and have readily available price quotes.

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2014.
Health Care Cost Trend Rate
The health care cost trend rate assumptions for the postretirement benefit plan are as follows:

	2014	2013
Health care cost trend rate assumed for next year	7.31%	7.57%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029
A one percentage point change in health care cost trend rate would have had the following effects:

	One Percentage Point
	Increase	Decrease
Effect on benefit obligations	$1.0	$0.9
 Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $20.5 million, $16.4 million and $2.8 million to these plans in the years ended December 31, 2014, 2013 and 2012, respectively. The increase in the Company’s costs associated with the defined contribution plans in 2013 as compared to 2012 was driven by the plans assumed as part of the B&L Acquisition in August 2013 and the Medicis acquisition in December 2012.

14.	SECURITIES REPURCHASES AND SHARE ISSUANCE
Securities Repurchase Programs
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
On November 19, 2012, the Company announced that its Board of Directors had approved a new securities repurchase program (the “2012 Securities Repurchase Program”). Under the 2012 Securities Repurchase Program, which commenced on November 15, 2012, the Company could make purchases of up to $1.5 billion of senior notes, common shares and/or other future debt or shares. The 2012 Securities Repurchase Program terminated on November 14, 2013.
On November 21, 2013, the Company’s Board of Directors approved a new securities repurchase program (the “2013 Securities Repurchase Program”). Under the 2013 Securities Repurchase Program, which commenced on November 22, 2013, the Company could make purchases of up to $1.5 billion of its convertible notes, senior notes, common shares and/or other future debt or shares. The 2013 Securities Repurchase Program terminated on November 21, 2014.
On November 20, 2014, the Company’s Board of Directors approved a new securities repurchase program (the “2014 Securities Repurchase Program”). Under the 2014 Securities Repurchase Program, which commenced on

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

November 21, 2014, the Company may make purchases of up to $2.0 billion of its senior notes, common shares and/or other securities prior to the completion of the program, subject to any restrictions in the Company’s financing agreements and applicable law. The 2014 Securities Repurchase Program will terminate on November 20, 2015 or at such time as the Company completes its purchases. The amount of securities to be purchased and the timing of purchases under the 2014 Securities Repurchase Program may be subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements, alternate investment opportunities and restrictions under our financing agreements and applicable law. The securities to be repurchased will be funded using our cash resources.
The Board of Directors also approved a sub-limit under the 2014 Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of the Company’s public float or 5% of the Company’s issued and outstanding common shares, in each case calculated as of the date of the commencement of the 2014 Securities Repurchase Program. The Company may initially purchase up to 5% of the Company's issued and outstanding common shares, calculated as of the date of the commencement of the 2014 Securities Repurchase Program, through the facilities of the New York Stock Exchange (“NYSE”). Subject to completion of appropriate filings with and approval by the Toronto Stock Exchange (“TSX”), the Company may also make purchases of its common shares over the facilities of the TSX. Purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX and applicable law.
Share Repurchases
In the year ended December 31, 2014 and 2013, no common shares were repurchased under the 2013 Securities Repurchase Program or the 2014 Securities Repurchase Program.
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

15.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 17,505,663 shares were available for future grants as of December 31, 2014. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs:

	2014	2013	2012
Stock options	$18.2	$17.3	$21.7
RSUs	60.0	28.2	44.5
Share-based compensation expense	$78.2	$45.5	$66.2

Research and development expenses	$5.6	$—	$0.7
Selling, general and administrative expenses	72.6	45.5	65.5
Share-based compensation expense	$78.2	$45.5	$66.2
The increase in share-based compensation expense for the year ended December 31, 2014 was driven primarily by (i) the incremental compensation expense related to the higher fair value for share-based awards granted in 2014 and (ii) the impact of the accelerated vesting in the first half of 2014 related to certain performance-based RSU awards.
In addition, in the second quarter of 2013, certain equity awards held by current non-management directors were modified from units settled in common shares to units settled in cash, which changed the classification from equity awards to liability awards. The resulting reduction in share-based compensation expense of $5.8 million was more than offset by incremental compensation expense of $21.3 million recognized in the second quarter of 2013, which represents the fair value of the awards settled in cash. As the modified awards were fully vested and paid out, no additional compensation expense will be recognized in subsequent periods. The decrease in share-based compensation expense for the year ended December 31, 2013 was also driven by the impact of forfeitures and the accelerated vesting that was triggered in the prior year related to certain performance-based RSU awards.
The Company recognized $17.1 million, $24.2 million, and $12.5 million of tax benefits from stock options exercised in the year ended December 31, 2014, 2013 and 2012 respectively.
Stock Options
All stock options granted by the Company under its 2007 Equity Compensation Plan expire on the fifth anniversary of the grant date and all stock options granted under the 2011 Plan and 2014 Plan expire on the tenth anniversary of the grant date. The exercise price of any stock option granted under its 2007 Equity Compensation Plan is not to be less than the volume-weighted average trading price of the Company’s common shares for the five trading days immediately preceding the date of grant (or, for participants subject to U.S. taxation, on the single trading day immediately preceding the date of grant, whichever is greater). The exercise price of any stock option granted under the 2011 Plan and 2014 Plan will not be less than the closing price per common share preceding the date of grant. Stock options generally vest 25% each year over a four-year period on the anniversary of the date of grant.
The fair values of all stock options granted during the years ended December 31, 2014, 2013 and 2012 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected stock option life (years)(1)	5.8	4.0	4.0
Expected volatility(2)	43.0%	40.1%	44.9%
Risk-free interest rate(3)	1.8%	1.0%	0.5%
Expected dividend yield(4)	—%	—%	—%

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

____________________________________

(1)	Determined based on historical exercise and forfeiture patterns.

(2)	Determined based on implied volatility in the market traded options of the Company’s common stock.

(3)	Determined based on the rate at the time of grant for zero-coupon U.S. or Canadian government bonds with maturity dates equal to the expected life of the stock option.

(4)	Determined based on the stock option’s exercise price and expected annual dividend rate at the time of grant.
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
The following table summarizes stock option activity during the year ended December 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	8.6	$30.19
Granted	0.3	117.82
Exercised	(0.8)	21.78
Expired or forfeited	(0.4)	74.88
Outstanding, December 31, 2014	7.7	$31.44	4.8	$852.6
Vested and exercisable, December 31, 2014	5.7	$17.75	4.0	$720.6
The weighted-average fair values of all stock options granted in 2014, 2013 and 2012 were $62.15, $30.47 and $19.57, respectively. The total intrinsic values of stock options exercised in 2014, 2013 and 2012 were $87.4 million, $30.4 million and $25.1 million, respectively. Proceeds received on the exercise of stock options in 2014, 2013 and 2012 were $17.2 million, $10.0 million and $23.0 million, respectively.
As of December 31, 2014, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $42.2 million, which will be amortized over the weighted-average remaining requisite service period of approximately 3.4 years. The total fair value of stock options vested in 2014 was $36.3 million (2013 — $26.0 million; 2012 — $36.1 million).
RSUs
RSUs generally vest on the third anniversary date from the date of grant. Annual RSUs granted to non-management directors vest immediately prior to the next Annual Meeting of Shareholders. Pursuant to the applicable unit agreement, certain RSUs may be subject to the attainment of any applicable performance goals specified by the Board of Directors. If the vesting of the RSUs is conditional upon the attainment of performance goals, any RSUs that do not vest as a result of a determination that a holder of RSUs has failed to attain the prescribed performance goals will be forfeited immediately upon such determination. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on the Company’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
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
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Each vested RSU without performance goals (“time-based RSU”) represents the right of a holder to receive one of the Company’s common shares. The fair value of each RSU granted is estimated based on the trading price of the Company’s common shares on the date of grant.
The following table summarizes non-vested time-based RSU activity during the year ended December 31, 2014:

	Time-Based RSUs	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2014	0.9	$39.11
Granted	0.1	137.71
Vested	(0.1)	54.60
Non-vested, December 31, 2014	0.9	$51.34
As of December 31, 2014, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $18.5 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.8 years. The total fair value of time-based RSUs vested in 2014 was $8.1 million (2013 — $15.2 million; 2012 — $18.0 million).
Performance-Based RSUs
Each vested RSU with performance goals (“performance-based RSU”) represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum. Performance-based RSUs vest upon achievement of certain share price appreciation conditions. If the Company’s performance is below a specified performance level, no common shares will be paid.
The fair value of each performance-based RSU granted during the years ended December 31, 2014, 2013 and 2012 was estimated using a Monte Carlo simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved.
The fair values of performance-based RSUs granted during the years ended December 31, 2014, 2013 and 2012 were estimated with the following assumptions:

	2014	2013	2012
Contractual term (years)	2.6 - 6.3	2.8 - 4.3	2.9 - 4.3
Expected Company share volatility(1)	38.7% - 45.4%	36.1% - 44.4%	42.5% - 52.3%
Risk-free interest rate(2)	0.8% - 2.3%	0.5% - 1.3%	0.6% - 1.0%
____________________________________

(1)	Determined based on historical volatility over the contractual term of the performance-based RSU.

(2)	Determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during the year ended December 31, 2014:

	Performance- Based RSUs	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2014	1.0	$102.22
Granted	0.5	219.79
Vested	(0.2)	61.80
Forfeited	(0.1)	136.59
Non-vested, December 31, 2014	1.2	$160.44

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

As of December 31, 2014, the total remaining unrecognized compensation expense related to the non-vested performance-based RSUs amounted to $128.9 million, which will be amortized over the weighted-average remaining requisite service period of approximately 3.1 years. A maximum of 3,065,374 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2014.

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss income as of December 31, 2014, 2013 and 2012 were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Equity Investment	Net Unrealized Holding Gain on Available- For-Sale Equity Securities	Net Unrealized Holding Loss on Available- For-Sale Debt Securities	Pension Adjustment	Total
Balance, January 1, 2012	$(280.5)	$—	$1.6	$(0.2)	$(0.5)	$(279.6)
Foreign currency translation adjustment	161.0	—	—	—	—	161.0
Net unrealized holding gain on available-for-sale equity securities	—	—	0.4	—	—	0.4
Reclassification to net income (loss)(1)	—	—	(1.6)	0.2	—	(1.4)
Pension adjustment(2)	—	—	—	—	0.2	0.2
Balance, December 31, 2012	(119.5)	—	0.4	—	(0.3)	(119.4)
Foreign currency translation adjustment	(50.8)	—	—	—	—	(50.8)
Net unrealized holding gain on available-for-sale equity securities	—	—	3.6	—	—	3.6
Reclassification to net income (loss)(1)	—	—	(4.0)	—	—	(4.0)
Pension adjustment, net of tax(2)	—	—	—	—	37.8	37.8
Balance, December 31, 2013	(170.3)	—	—	—	37.5	(132.8)
Foreign currency translation adjustment	(716.2)	—	—	—	—	(716.2)
Unrealized gain on equity method investment, net of tax	—	51.3	—	—	—	51.3
Reclassification to net income (loss)(1)	—	(51.3)	—	—	—	(51.3)
Net unrealized holding gain on available-for-sale equity securities, net of tax	—	—	1.8	—	—	1.8
Reclassification to net income (loss)(1)	—	—	(1.8)	—	—	(1.8)
Pension adjustment, net of tax(2)	—	—	—	—	(66.9)	(66.9)
Balance, December 31, 2014	$(886.5)	$—	$—	$—	$(29.4)	$(915.9)
____________________________________

(1)	Included in gain on investments, net.

(2)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (as described in note 13).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to reclassification adjustments were not material.

17.	INCOME TAXES
The components of income (loss) before provision for (recovery of) income taxes were as follows:

	2014	2013	2012
Domestic	$(851.1)	$(574.5)	$(205.6)
Foreign	1,943.7	(739.9)	(188.6)
	$1,092.6	$(1,314.4)	$(394.2)
The components of provision for (recovery of) income taxes were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2014	2013	2012
Current:
Domestic	$0.6	$3.4	$7.2
Foreign	150.1	80.0	56.3
	150.7	83.4	63.5
Deferred:
Domestic	—	—	(11.9)
Foreign	29.7	(534.2)	(329.8)
	29.7	(534.2)	(341.7)
	$180.4	$(450.8)	$(278.2)
The reported net book provision for (recovery of) income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate to income (loss) before provision for (recovery of) income taxes. The reasons for this difference and the related tax effects are as follows:

	2014	2013	2012
Income (loss) before provision for (recovery of) income taxes	$1,092.6	$(1,314.4)	$(394.2)
Expected Canadian statutory rate	26.9%	26.9%	26.9%
Expected provision for (recovery) of income taxes	293.9	(353.6)	(106.0)
Non-deductible amounts:
Amortization	—	—	6.2
Share-based compensation	19.8	13.1	6.3
Merger and acquisition costs	—	1.1	24.2
In-process research and development	—	—	3.2
Non-taxable gain on disposal of investments	(50.1)	—	(3.1)
Changes in enacted income tax rates	29.7	6.6	(4.5)
Canadian dollar foreign exchange gain for Canadian tax purposes	22.8	0.6	9.1
Change in valuation allowance related to foreign tax credits and net operating losses	17.4	70.2	—
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	255.2	143.9	(34.2)
Change in uncertain tax positions	(1.8)	—	15.4
Foreign tax rate differences	(502.8)	(407.6)	(226.8)
Unrecognized income tax benefit of losses	—	—	32.0
Withholding taxes on foreign income	3.7	3.4	8.0
Alternative minimum and other taxes	—	—	(4.5)
Taxable foreign income	269.0	55.4	10.7
Tax benefit on intra-entity transfers	(147.3)	(5.7)	(10.4)
Other	(29.1)	21.8	(3.8)
	$180.4	$(450.8)	$(278.2)
The tax effect of major items recorded as deferred tax assets and liabilities is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2014	2013
Deferred tax assets:
Tax loss carryforwards	$958.3	$957.7
Tax credit carryforwards	234.9	126.4
Scientific Research and Experimental Development pool	58.2	62.9
Research and development tax credits	90.5	83.7
Provisions	369.9	577.5
Plant, equipment and technology	2.8	38.3
Deferred revenue	13.5	12.5
Deferred financing and share issue costs	209.4	—
Share-based compensation	49.8	43.0
Other	38.2	76.5
Total deferred tax assets	2,025.5	1,978.5
Less valuation allowance	(859.2)	(477.6)
Net deferred tax assets	1,166.3	1,500.9
Deferred tax liabilities:
Intangible assets	520.0	2,884.3
Outside basis differences	2,636.6	563.8
Deferred financing and share issue costs	—	16.6
Prepaid expenses	0.6	(0.4)
Total deferred tax liabilities	3,157.2	3,464.3
Net deferred income taxes	$(1,990.9)	$(1,963.4)
The Company effected an internal reorganization in December 2013 to streamline and integrate certain aspects of its operations. As part of this internal reorganization, the Company migrated certain of its intellectual property to a foreign holding company operating in Ireland and Luxembourg. During 2014, the Company concluded certain additional steps relating to this internal reorganization.  The 2014 steps required the Company to convert its existing basis differences in the contributed intellectual property to an outside basis difference.
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2014, the valuation allowance increased by $381.6 million. The net increase in valuation allowance resulted from an increase in losses in Canada and additional foreign tax credits generated by the Company’s U.S. subsidiaries. In 2013, the valuation allowance increased by $353.1 million. The net increase in valuation allowance resulted from an increase in valuation allowance associated with historic foreign tax credits generated by the Company’s U.S. subsidiaries and acquired valuation allowance from B&L. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company determined there was insufficient objective evidence to release the remaining valuation allowance against Canadian tax loss carryforwards, International Tax Credits (“ITC”) and pooled Scientific Research and Experimental Development Tax Incentive (“SR&ED”) expenditures.
As of December 31, 2014, the Company had accumulated losses of approximately $1,008.5 million (2013 - $717.9 million) available for federal and provincial tax purposes in Canada.  As of December 31, 2014, the Company had approximately $39.2 million (2013 - $42.3 million) of unclaimed Canadian ITCs, which expire from 2017 to 2033. These losses and ITCs can be used to offset future years’ taxable income and federal tax, respectively.  In addition, as of December 31, 2014, the Company had pooled SR&ED expenditures amounting to approximately $216.2 million (2013 - $232.1 million) available to offset against future years’ taxable income from its Canadian operations, which may be carried forward indefinitely. As in past years, a full valuation allowance has been maintained against the net Canadian deferred tax assets of $572.0 million (2013 - $253.6 million).
As of December 31, 2014, the Company has accumulated tax losses of approximately $2,380.3 million (2013 - $2,425.1 million) for U.S. federal income tax purposes which expire between 2021 and 2034. While the losses are subject to multiple annual loss limitations, the Company believes that the recoverability of the deferred tax assets associated with the losses is

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

more likely than not to be realized. As of December 31, 2014, the Company had approximately $71.3 million (2013 - $64.7 million) of U.S. research and development credits, which expire between 2021 and 2034. As of December 31, 2014, the Company had approximately $167.2 million in foreign tax credits recognized on tax returns for which a full valuation allowance has been established as they are not expected to be utilized before their expiration. The Company’s accumulated losses are subject to annual limitations as a result of previous ownership changes that have occurred. Included in the $2,380.3 million of tax losses is approximately $95.5 million of losses related to the exercise of non-qualified stock options and restricted stock awards.
The Company accrues for U.S. tax on the unremitted earnings of the foreign subsidiaries owned by the Company’s U.S. subsidiaries. In addition, the Company provides for the tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated to Canada. As of December 31, 2014 the Company estimates there will be no Canadian tax liability attributable to the permanently reinvested U.S. earnings.
As of December 31, 2014, the total amount of unrecognized tax benefits (including interest and penalties) was $345.0 million (2013 - $247.5 million), of which $108.7 million (2013 - $153.4 million) would affect the effective tax rate. The remaining approximately $236.3 million of unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes with valuation allowances or are timing in nature. In the year ended December 31, 2014, the Company recognized a $143.0 million (2013 - $132.4 million) increase and a $45.5 million (2013 - $12.8 million) net decrease in the amount of unrecognized tax benefits related to tax positions taken in the current and prior years, respectively.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2014, approximately $38.7 million (2013 - $46.4 million) was accrued for the payment of interest and penalties. In the year ended December 31, 2014, the Company recognized a reduction of approximately $7.7 million (2013 - $5.7 million) of interest and penalties.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years primarily from 2005 to 2013 with significant taxing jurisdictions including Canada, and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations, and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2011 - 2013
Canada	2005 - 2013
Brazil	2009 - 2013
Germany	2011 - 2013
France	2011 - 2013
China	2009 -2013
Ireland	2009 - 2013
Netherlands	2011 - 2013
Valeant’s U.S. consolidated federal income tax return for the 2011 and 2012 tax years is currently under exam by the Internal Revenue Service. Valeant remains under examination for various state tax audits in the U.S. for years 2002 to 2013. The Company is currently under examination by the Canada Revenue Agency for three separate cycles: (a) years 2005 to 2006, (b) 2007 - 2009, and (c) 2010 through 2012. In February 2013 the Company received a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. The total proposed adjustment will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in material change to the provision for income taxes.
In 2014, the Company’s subsidiaries in Australia were notified that the Australian Tax Office would conduct a risk review of the 2010 - 2011 tax years.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2014	2013	2012
Balance, beginning of year	$247.5	$128.0	$102.3
Acquisition of B&L	—	52.2	—
Acquisition of Medicis	—	—	6.6
Additions based on tax positions related to the current year	143.0	60.7	3.5
Additions for tax positions of prior years	12.8	19.4	19.0
Reductions for tax positions of prior years	(50.2)	(10.8)	(1.4)
Lapse of statute of limitations	(8.1)	(2.0)	(2.0)
Balance, end of year	$345.0	$247.5	$128.0
The Company estimates approximately $4.7 million of the above unrecognized tax benefits will be realized during the next 12 months.

18.	EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc. for the years ended December 31, 2014, 2013 and 2012 were calculated as follows:

	2014	2013	2012
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$913.5	$(866.1)	$(116.0)
Basic weighted-average number of common shares outstanding	335.4	321.0	305.4
Dilutive effect of stock options and RSUs	6.1	—	—
Diluted weighted-average number of common shares outstanding	341.5	321.0	305.4

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$2.72	$(2.70)	$(0.38)
Diluted	$2.67	$(2.70)	$(0.38)
In 2013 and 2012, all stock options, RSUs and convertible notes were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options, RSUs and convertible notes on the weighted-average number of common shares outstanding would have been as follows:

	2013	2012
Basic weighted-average number of common shares outstanding	321.0	305.4
Dilutive effect of stock options and RSUs	6.5	7.2
Dilutive effect of convertible notes	—	0.5
Diluted weighted-average number of common shares outstanding	327.5	313.1
In 2014, 2013 and 2012, stock options to purchase approximately 877,000, 1,090,000 and 1,093,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

19.	SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest and income taxes paid during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Interest paid	$934.0	$652.9	$421.0
Income taxes paid	98.7	65.1	41.4

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

As part of an acquisition completed in 2014, the Company effectively settled a pre-existing relationship with an acquiree. The impact was approximately $122 million, which was reflected as additional purchase price. There was no impact to the consolidated statement of income (loss) or the consolidated statement of cash flows.

20.	LEGAL PROCEEDINGS
From time to time, the Company becomes involved in various legal and administrative proceedings, which include product liability, intellectual property, commercial, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, the Company also initiates actions or files counterclaims. The Company could be subject to counterclaims or other suits in response to actions it may initiate. The Company believes that the prosecution of these actions and counterclaims is important to preserve and protect the Company, its reputation and its assets. Certain of these proceedings and actions are described below.
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
Governmental and Regulatory Inquiries
Legacy Biovail Matters
On May 16, 2008, Biovail Pharmaceuticals, Inc. (“BPI”), the Company’s former subsidiary, entered into a written plea agreement with the U.S. Attorney’s Office (“USAO”) for the District of Massachusetts whereby it agreed to plead guilty to violating the U.S. Anti-Kickback Statute and pay a fine of $22.2 million.
In addition, on May 16, 2008, the Company entered into a non-prosecution agreement with the USAO whereby the USAO agreed to decline prosecution of Biovail Corporation (“Biovail”) in exchange for continuing cooperation and a civil settlement agreement and pay a civil penalty of $2.4 million. A hearing before the U.S. District Court in Boston took place on September 14, 2009 and the plea was approved.
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
Civil Investigative Demand from the U.S. Federal Trade Commission
On May 2, 2012, Medicis received a civil investigative demand from the FTC requiring that Medicis provide to the FTC information and documents relating to various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice, and other efforts principally relating to SOLODYN®. On June 7, 2013, Medicis received an additional civil investigative demand relating to such settlements, agreements and efforts. Medicis is cooperating with this investigative process. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge Medicis through a civil administrative or judicial proceeding. If the FTC ultimately challenges the agreements, we would expect to vigorously defend any such action.
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
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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
The plaintiff in the Arizona action agreed to dismiss her complaint and, on January 15, 2013, the Arizona Superior Court issued an order granting the parties' joint stipulation to dismiss the Arizona action.
The parties agreed to settle the Delaware action and, on November 25, 2013, executed a Stipulation and Agreement of Compromise and Settlement, which provided, among other things, that Medicis and the other defendants would not oppose plaintiffs’ request for a fee award (subject to a capped amount). At the settlement hearing on February 26, 2014, the Delaware Court of Chancery declined to approve the settlement or award plaintiffs any attorneys’ fees and the matter was dismissed with prejudice to allow the plaintiff to revise their fee request, which they have subsequently decided not to bring. The Delaware action is now concluded.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The parties executed a Stipulation and Agreement of Compromise, Settlement and Release on January 31, 2014, which set forth the terms for the settlement and dismissal of all of the lawsuits and provided, among other things, that Obagi and the other defendants would not oppose plaintiffs’ request for a fee award (subject to a capped amount). At a settlement hearing on April 30, 2014, the Delaware Court of Chancery declined to approve the settlement or award plaintiff any attorneys’ fees. The Delaware Court of Chancery entered the dismissal of the action with prejudice as to the named plaintiffs on October 8, 2014.
On October 15, 2014, plaintiffs in the California actions sought voluntary dismissal without prejudice of each of those actions without notice to the proposed class. On October 20, 2014, the court in the California actions granted the request for dismissal of both actions.
Solta Medical Shareholder Class Actions
Prior to the Company’s completion of the acquisition of Solta Medical, several purported holders of then public shares of Solta Medical filed putative class action lawsuits in the Delaware Court of Chancery and the Superior Court of the State of California, County of Alameda, against Solta Medical and the members of its board of directors, as well as the Company, Valeant, and Sapphire Subsidiary Corp. (the wholly-owned subsidiary of Valeant formed in connection with the Solta Medical acquisition). The Delaware actions were consolidated for all purposes under the caption In re Solta Medical, Inc. Stockholders Litigation, C.A. No. 9170-CS (Del. Ch.). The California actions were filed under the captions Lathrop v. Covert, et al., Case No. HG13-707363 (Cal. Super.); Walter, et al. v. Solta Medical, Inc., et al., Case No. RG13-707659 (Cal. Super.); and Bushansky v. Solta Medical, Inc., et al., Case No. RG13-707997 (Cal. Super.). The plaintiffs’ allegations in each action were substantially similar. The actions all alleged, among other things, that the directors of Solta Medical breached their fiduciary duties to the stockholders of Solta Medical in connection with the Company’s proposed acquisition of Solta Medical. In support of their purported claims, the plaintiffs alleged that the proposed transaction did not appropriately value Solta Medical, was the result of an inadequate process and included preclusive deal protection devices. The plaintiffs also alleged that the Schedule 14D-9 filed by Solta Medical on December 23, 2013, in connection with the proposed transaction contained material omissions and misstatements. The complaints claimed that Solta Medical, the Company, Valeant, and Sapphire Subsidiary Corp. aided and abetted the purported breaches of fiduciary duty. The actions sought, among other things, injunctive and other equitable relief, and money damages. The plaintiffs also sought attorneys’ and expert fees and costs. On July 10, 2014, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release, which provides for a release and settlement by Solta Medical’s stockholders of all claims against Solta Medical and the other defendants and their respective affiliates and agents in connection with the Company’s acquisition of Solta Medical. In connection with the proposed settlement, the plaintiffs sought an award of attorneys’ fees and expenses. Pursuant to the scheduling order, a settlement hearing was held on September 29, 2014 and the settlement was approved by the Court.
Allergan Securities Litigation
On August 1, 2014, Allergan commenced the federal securities litigation in the U.S. District Court for the Central District of California against the Company, Valeant, Valeant’s subsidiary AGMS Inc. (“AGMS”), Pershing Square, PS Management, GP, LLC, PS Fund 1, LLC (“PS Fund 1”) and William A. Ackman (Allergan, Inc. et al. v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-01214-DOC). The lawsuit alleges violations of Sections 13(d), 14(a), 14(e) and 20A of the Exchange Act and rules promulgated by the SEC under those Sections. The complaint seeks, among other relief, a declaration that the defendants violated Rule 14e-3 and Sections 13(d), 14(a) and 14(e); an order requiring rescission of the defendants’ purchases of Allergan securities; an order requiring the defendants to file corrective disclosures; preliminary and/or permanent injunctive relief as may be necessary to prevent the defendants from enjoying any rights or benefits from Allergan securities that were acquired unlawfully and to prevent irreparable injury to Allergan or its stockholders arising out of unlawful solicitations; damages under Section 20A of the Exchange Act; and costs and attorneys’ fees. On August 19, 2014, the Company, Valeant and AGMS filed an Answer to Complaint and Affirmative Defenses. The remaining defendants filed a separate answer on August 19, 2014. Also on August 19, 2014, the Company, Valeant, AGMS, PS Fund 1 and William A. Ackman filed Counterclaims against Allergan and the members of the Allergan Board of Directors. The Counterclaims allege violations of Sections 14(a), 14(e) and 20A of the Exchange Act and rules promulgated by the SEC under those Sections, and seek, among other relief, an injunction requiring Allergan to issue corrective disclosures; an order enjoining further violations of Sections 14(a) and 14(e) of the Exchange Act and SEC Rules 14a-9 and 14a-3, and costs and attorneys’ fees. On September 2, 2014, the counterclaim-defendants filed an Answer to the Counterclaims. On November 4, 2014, the Court denied in part and granted in part a motion filed by plaintiffs seeking a preliminary injunction. The Court directed the defendants to make certain additional disclosures, and otherwise denied the motion. On December 26, 2014, the defendants moved for summary judgment as to all of Allergan’s claims and all of plaintiff Parschauer’s claims except for certain of her Rule 14e-3 and Section 20A

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

claims. A hearing on the motion is set for March 23, 2015. On January 28, 2015, the plaintiffs filed an amended complaint, alleging that all defendants violated Section 14(e) of the Exchange Act and SEC rules under that section. The amended complaint also asserts violations of Sections 13(d) and Schedule 13D thereunder and Section 20A of the Exchange Act against Pershing Square Capital Management, L.P., PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The amended complaint seeks substantially the same relief as the original complaint. Defendants have not yet responded to the amended complaint. Trial is set for June 28, 2016. The Company is vigorously defending this matter.
Allergan Shareholder Class Action
On December 16, 2014, Anthony Basile filed a putative class action lawsuit against the Company, Valeant, AGMS, Pershing Square Capital Management, L.P., PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). The complaint alleges claims on behalf of a putative class of purchasers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants asserting violations of Sections 14(e) of the Exchange Act and rules promulgated by the SEC thereunder. The complaint also alleges violations of Section 20A of the Exchange Act against Pershing Square Capital Management, L.P., PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs. Defendants have not yet responded to the Complaint. The Company is vigorously defending this matter.
Antitrust
Solodyn® Antitrust Class Actions
On July 22, 2013, United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund, filed a civil antitrust class action complaint in the United States District Court for the Eastern District of Pennsylvania, Case No. 2:13-CV-04235-JCJ, against Medicis, the Company and various manufacturers of generic forms of Solodyn®, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn®.  The plaintiff further alleges that the defendants orchestrated a scheme to improperly restrain trade, and maintain, extend and abuse Medicis’ alleged monopoly power in the market for minocycline hydrochloride extended release tablets to the detriment of plaintiff and the putative class of end-payor purchasers it seeks to represent, causing them to pay overcharges.  Plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleges that defendants have been unjustly enriched through their alleged conduct. Plaintiff seeks declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees.  Additional class action complaints making similar allegations against all defendants, including Medicis and the Company have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly-situated direct or end-payor purchasers of Solodyn® (Rochester Drug Co-Operative, Inc., Case No. 2:13-CV-04270-JCJ (E.D. Pa. filed July 23, 2013); Local 274 Health & Welfare Fund, Case No. 2:13-CV-4642-JCJ (E.D.Pa. filed Aug. 9, 2013); Sheet Metal Workers Local No. 25 Health & Welfare Fund, Case No. 2:13-CV-4659-JCJ (E.D. Pa. filed Aug. 8, 2013); Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund, Case No. 2:13-CV-5021-JCJ (E.D. Pa. filed Aug. 27, 2013); Heather Morgan, Case No. 2:13-CV-05097 (E.D. Pa. filed Aug. 29, 2013); Plumbers & Pipefitters Local 176 Health & Welfare Trust Fund, Case No. 2:13-CV-05105 (E.D. Pa. filed Aug. 30, 2013); Ahold USA, Inc., Case No. 1:13-cv-12225 (D. Mass. filed Sept. 9, 2013); City of Providence, Rhode Island, Case No. 2:13-cv-01952 (D. Ariz. filed Sept. 24, 2013); International Union of Operating Engineers Stationary Engineers Local 39 Health & Welfare Trust Fund, Case No. 1:13-cv-12435 (D. Mass. filed Oct. 2, 2013); Painters District Council No. 30 Health and Welfare Fund et al., Case No. 1:13-cv-12517 (D. Mass. filed Oct. 7, 2013); Man-U Service Contract Trust Fund, Case No. 13-cv-06266-JCJ (E.D. Pa. filed Oct. 25, 2013)).  On August 29, 2013, International Union of Operating Engineers Local 132 Health and Welfare Fund voluntarily dismissed the class action complaint it had originally filed on August 1, 2013, in the United States District Court for the Northern District of California, and on August 30, 2013, re-filed its class action complaint in the United States District Court for the Eastern District of Pennsylvania (Case No. 2:13-cv-05108). The International Union of Operating Engineers Local 132 Health and Welfare Fund complaint makes similar allegations against all defendants, including Medicis and the Company, and seeks similar relief, to the other end-payor plaintiff complaints.  On February 25, 2014, on a motion by Medicis and the Company, the Judicial Panel for Multidistrict Litigation (“JPML”) ordered that the cases pending outside the District of Massachusetts be transferred to the District of Massachusetts, with the consent of that court, for coordinated or consolidated pretrial proceedings with the actions already pending in that district.  The Multi-District Litigation (“MDL”), captioned In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, is now pending before U.S. District Judge Denise Casper.  Two additional end-payor actions have been filed in the District of Massachusetts since the February

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

25th centralization order:  Allied Services Division Welfare Fund, Case No. 1:14-cv-10786 (D. Mass. filed Mar. 14, 2014); and NECA-IBEW Welfare Trust Fund, Case No. 1:14-cv-11015 (D. Mass. filed Mar. 19, 2014).  These cases have been included in the pending MDL.  On September 12, 2014, the Direct Purchaser Plaintiffs and the End-Payor Plaintiffs each filed a consolidated amended class action complaint. The Direct Purchaser Plaintiffs, with the Defendants’ consent, subsequently filed a corrected amended complaint on September 22, 2014. On November 24, 2014, the Defendants jointly moved to dismiss the Direct Purchaser Plaintiffs’ and the End Payor Plaintiffs’ complaints.  Oral argument on the Defendants’ motion is scheduled for March 12, 2015.  The Company is vigorously defending these actions.
Intellectual Property
Cobalt TIAZAC® XC Litigation
On or about August 17, 2012, Valeant International (Barbados) SRL (now Valeant International Bermuda) (“VIB”) and Valeant Canada received a Notice of Allegation from Cobalt Pharmaceuticals Company (“Cobalt”) with respect to diltiazem hydrochloride 180 mg, 240 mg, 300 mg and 360 mg tablets, marketed in Canada by Valeant Canada as TIAZAC® XC, alleging that Cobalt’s generic form of TIAZAC® XC does not infringe Canadian Patent Nos. 2,242,224, and 2,307,547 or, alternatively, that the patents are invalid. Following an evaluation of the allegations in the Notice of Allegation, an application for an order prohibiting the Minister of Health from issuing a Notice of Compliance to Cobalt was issued in the Federal Court of Canada on September 28, 2012 (Case No. T-1805-12) (the “Application”). On May 8, 2014, Valeant Canada, VIB and Cobalt entered into a settlement agreement, which resulted in an adjournment of the Application until certain events occur and a discontinuance of all remaining proceedings and appeals.
AntiGrippin® Litigation
Two suits have been brought against the Company’s subsidiary, Natur Produkt, seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names. The first matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately $50 million. The $50 million charge was recognized in the fourth quarter of 2013 in Other (income) expense in the consolidated statements of income (loss). Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the $50 million reserve was reversed in the first quarter of 2014 in Other (income) expense in the consolidated statements of income (loss). Anvilab appealed the appeal court’s decision to the cassation court. On June 19, 2014, the cassation court resolved that the matter is within the jurisdiction of the Intellectual Property (IP) court in this instance. The hearing before the IP court was held on July 30, 2014 and August 1, 2014. The IP court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by Anvilab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. The first instance court appointed an expert to provide a report on the claimed lost profit amount. The parties are awaiting the expert’s report. The Company believes that the potential damages in this matter, if any, are not estimable at this time. Natur Produkt intends to continue to vigorously defend this matter.
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
Watson ACANYA® Litigation
In response to two Notices of Paragraph IV Certification, dated September 9, 2013 and March 13, 2014, respectively, received from Watson Laboratories, Inc. (“Watson”), which asserted that U.S. Patent No. 8,288,434 (the “'434 Patent”) and 8,633,699 (the “699 Patent”), respectively, which are listed in the FDA’s Orange Book for Acanya® Gel, are either invalid, unenforceable

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

and/or will not be infringed by the commercial manufacture, use, sale or importation of Watson’s generic Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, for which an ANDA had been filed, Dow and the Company’s subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), filed two suits against Watson, pursuant to the Hatch-Waxman Act, on October 24, 2013 in the U.S. District Court for the District of New Jersey (Case No. 13-cv-06401-SRC) and on April 25, 2014 in the U.S. District Court for the District of New Jersey (Case No. 14-cv-02661), thereby triggering a 30-month stay of the approval of Watson’s ANDA. In the suits, Dow and VPNA allege infringement by Watson of one or more claims of the ‘434 Patent and ‘699 Patent, respectively.
On May 6, 2014, Watson, Dow and VPNA entered into a settlement agreement to settle all outstanding patent litigation related to Watson’s generic version of Acanya® Gel. Under the terms of the settlement agreement, Dow and VPNA will grant Watson a royalty-bearing license to market its generic version of Acanya® Gel beginning in July 1, 2018 or earlier under certain circumstances.
Perrigo ACANYA® Litigation
In response to a Notice of Paragraph IV Certification dated October 2, 2013 received from Perrigo Israel Pharmaceuticals Ltd. (“Perrigo”), which asserted that the ‘434 Patent is either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale or importation of Perrigo’s generic Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, for which an ANDA had been filed, Dow and its affiliate, VPNA, filed suit against Perrigo in the U.S. District Court for the District of New Jersey (Case No. 13-CV-06922-SRC) on November 15, 2013, pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the ‘434 Patent, thereby triggering a 30-month stay of the approval of Perrigo’s ANDA.
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
Taro ACANYA® Litigation
In response to a Notice of Paragraph IV Certification dated June 29, 2014 received from Taro Pharmaceutical Sciences Inc. (“Taro”), which asserted that that the ‘434 Patent and the ‘699 Patent are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale or importation of Taro’s generic Clindamycin Phosphate and Benzoyl Peroxide Gel, 1.2%/2.5%, for which an ANDA had been filed, Dow and VPNA filed suit against Taro in the U.S. District Court for the District of New Jersey (Case No. 2:14-cv-05079-SRS-CLW) on August 13, 2014, pursuant to the Hatch-Waxman Act, alleging infringement by Perrigo of one or more claims of the ‘434 and ‘699 patents, thereby triggering a 30-month stay of the approval of Perrigo’s ANDA.
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
Allergan Patent Infringement Proceeding - Restylane-L® and Perlane-L®
On September 13, 2013, Allergan USA, Inc. and Allergan Industrie, SAS (collectively, “Allergan”) filed a Complaint for Patent Infringement in the United States District Court for the Central District of California (Case No. SACV13-1436 AG (JPRX)) against the Company and certain of its affiliates, including Medicis. The complaint alleges that the Company and its affiliates named in the complaint have infringed Allergan’s U.S. Patent No. 8,450,475 (the “‘475 Patent”) by selling, offering to sell and importing in and into the United States the Company’s Restylane-L® and Perlane-L® dermal filler products. Allergan is seeking a permanent injunction and unspecified damages. The matter is proceeding in the ordinary course, with a proposed trial date of July 27, 2015. The products that are the subject of this proceeding were sold by the Company as part of the transaction with Galderma that was completed on July 10, 2014 (see note 4 “DIVESTITURES”); however, the Company and its applicable affiliates remain party to this proceeding.
Lupin PROLENSA® Litigation
In four Notices of Paragraph IV Certification dated December 19, 2013, May 13, 2014, July 3, 2014, and December 17, 2014, respectively, each received from Lupin, Ltd. (“Lupin”), Lupin asserted that U.S. Patent Nos. 8,129,431 (the “'431 Patent”),

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

8,669,290 (the “'290 Patent”), 8,754,131 (the “'131 Patent”), and 8,871,813 (the “’813 patent”), respectively, each of which is listed in the FDA’s Orange Book for Prolensa®, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, sale or importation of Lupin’s generic bromfenac ophthalmic solution 0.07%, for which ANDAs had been filed by Lupin. B&L holds the NDA for Prolensa® and Bausch & Lomb Pharma Holdings is the exclusive licensee of Senju Pharmaceutical Co., Ltd. (“Senju”) of each of the four patents licensed above. B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed four separate suits against Lupin in the U.S. District of New Jersey, pursuant to the Hatch-Waxman Act, on January 31, 2014 (Case No. 1:14-cv-00667-JBS-KMW), June 26, 2014 (Case No. 1:14-cv-04149-JBS-KMW), on August 15, 2014 (Case No. 1:14-cv-00667-JBS-KMW) and on January 16, 2015 (Case No. 1:15-cv-00335-JBS-KMW), each relating to one of the above mentioned Notice of Paragraph IV Certifications and, in the case of the fourth suit, a fifth patent, U.S. No. 8,927,606 (the “’606 Patent”), which issued in January 2015. As a result of these suits, a 30-month stay of the approval of Lupin’s ANDA for its generic product has been triggered. In each of the suits, the Plaintiffs alleged infringement by Lupin of one or more claims of each of the ‘431 Patent, ‘290 Patent, ‘131 Patent, the ‘813 Patent and the ‘606 Patent, respectively. Each of the matters is proceeding in the ordinary course.
Metrics PROLENSA® Litigation
Metrics, Inc. (“Metrics”) filed an ANDA with the FDA seeking approval to market generic bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Metrics and certain of its affiliated entities, namely Coastal Pharmaceuticals, Inc. (“Coastal”), Mayne Pharma Group Limited and Mayne Pharma (USA), Inc. (collectively, with Metrics, the “Defendants”) on June 20, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-03962-JBS-KMW), thereby triggering a 30-month stay of the approval of Metrics’ ANDA. In the suit, the Plaintiffs allege infringement by the Defendants of one or more claims of each of the ‘431 Patent, the ‘290 Patent and the ‘131 Patent. Subsequent to the filing of the suit, B&L received, on or about June 27, 2014, a Notice of Paragraph IV Certification dated June 26, 2014 from Coastal, related to the Metrics’ ANDA filing described above, asserting that the ‘431 Patent and the ‘290 Patent are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use, importation, offer for sale or sale of Metrics’ generic product. On August 14, 2014, Metrics moved to dismiss the Plaintiffs’ action for an alleged lack of personal jurisdiction, and oral argument on this motion was held on October 3, 2014. A decision on this motion is pending.

In addition, the Plaintiffs described above filed two protective suits against the Defendants described above pursuant to the Hatch-Waxman Act against Metrics, on August 7, 2014 in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-04964-JBS-KMW) and on August 8, 2014 in the U.S. District Court for the District of North Carolina (Case No. 4:14-cv-141), respectively. In each suit, the Plaintiffs allege infringement by the Defendants of one or more claims of each of the ‘431 Patent, the ‘290 Patent and the ‘131 Patent. These matters are proceeding in the ordinary course.

On July 22, 2014, two Notices of Filing Date Accorded papers were issued by the U.S. Patent & Trademark Office (“USPTO”) for petitions filed by Metrics for Inter Partes Reviews (“IPRs”) 2014-01041 and 2014-01043, which correspond to the ‘431 Patent and the ‘290 Patent, respectively.  A petitioner for IPR may request the USPTO to cancel as unpatentable one or more claims of a patent on a ground that could be raised under 35 USC 102 or 35 USC 103 of the U.S. Patent Act and only on the basis of prior art consisting of patents or printed publications. A patent owner may file a preliminary response to an IPR petition to provide reasons why no such review should be instituted. A patent owner has three months to submit a preliminary response to an IPR, and a response in these proceedings was filed on November 20, 2014.  On July 10, 2014, Plaintiffs, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-03962-JBS-KMW), moved to enjoin the Defendants from prosecuting these two IPRs, and oral argument on this motion was held on October 3, 2014. A decision on this motion is pending.
Innopharma PROLENSA® Litigation
Innopharma Licensing, Inc. (“Innopharma”) filed an ANDA with the FDA seeking approval to market generic bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. In response to Innopharma’s Notice of Paragraph IV Certification dated September 19, 2014, B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed suit pursuant to the Hatch-Waxman Act against Innopharma and certain of its affiliated entities, namely Innopharma Licensing, LLC, Innopharma, Inc., and Innopharma, LLC (collectively, the “Defendants”) on November 3, 2014, in the U.S. District Court for the District of New Jersey (Case No. 1:14-cv-06893-JBS-KMW), thereby triggering a 30-month stay of the approval of Innopharma’s ANDA. In the suit, the Plaintiffs allege infringement by the Defendants of one or more

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

claims of each of the ‘431 Patent, the ‘290 Patent, the ‘131 Patent, and the ‘813 patent. The matter is proceeding in the ordinary course.
Apotex PROLENSA® Litigation
Apotex, Inc. (“Apotex”) filed an ANDA with the FDA seeking approval to market generic bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. In response to Apotex’s Notice of Paragraph IV Certification dated December 10, 2014, B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed a suit pursuant to the Hatch-Waxman Act against Apotex and certain of its affiliated entities, namely Apotex Corp. (collectively, the “Defendants”) on January 16, 2015 in the U.S. District Court for the District of New Jersey (Case No.1:15-cv-00336-JBS-KMW), which triggered a 30-month stay of the approval of Apotex’s ANDA. In the suit, Plaintiffs alleges infringement by the Defendants of one or more claims of each of the ‘431 Patent, the ‘290 Patent, the ‘131 Patent, the ‘813 patent, and the ‘606 patent. The matter is proceeding in the ordinary course.
Paddock PROLENSA® Litigation
Paddock Laboratories, LLC (“Paddock”) filed an ANDA with the FDA seeking approval to market generic bromfenac ophthalmic solution 0.07%, which corresponds to the Company’s Prolensa® product. In response to Paddock’s Notice of Paragraph IV Certification dated December 15, 2014, B&L, Bausch & Lomb Pharma Holdings and Senju (collectively, the “Plaintiffs”) filed two suits pursuant to the Hatch-Waxman Act against Paddock and certain of its affiliated entities, namely L. Perrigo Company, and Perrigo Company (collectively, the “Defendants”) on January 16, 2015 in the U.S. District Court for the District of New Jersey (Case No. 1:15-cv-00337-JBS-KMW) and on January 26, 2015 in the U.S. District Court for the District of Delaware (Case No. 1:15-cv-00087-SLR), which triggered a 30-month stay of the approval of Paddock’s ANDA. In the suit, Plaintiffs alleged infringement by the Defendants of one or more claims of each of the ‘431 Patent, the ‘290 Patent, the ‘131 Patent, the ‘813 patent, and the ‘606 patent. The matter is proceeding in the ordinary course.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed.  On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015 and a decision is pending. The Company denies the allegations being made and is vigorously defending this matter.
Employment Matters
Legacy Medicis Employment Matter
In September, 2011, Medicis received a demand letter from counsel purporting to represent a class of female sales employees alleging gender discrimination in, among others things, compensation and promotion as well as claims that the former management group maintained a work environment that was hostile and offensive to female sales employees. Related charges of discrimination were filed prior to the end of 2011 by six former female sales employees with the Equal Employment Opportunity Commission (the “EEOC”). Three of those charges have been dismissed by the EEOC and the EEOC has made no findings of discrimination. Medicis engaged in mediation with such former employees and the parties signed a definitive settlement agreement in this matter, settling the matter on a class-wide basis and resolving all claims with respect thereto, including all of the remaining related EEOC charges. In connection with the settlement, Medicis would pay a specified sum, would pay the costs of the claims administration up to an agreed-upon fixed amount and would also implement certain specified programmatic relief. On September 5, 2013, a putative class action was filed in U.S. District Court for the District of Columbia in the matter of Brown et al. v. Medicis Pharmaceutical Corporation (No. 1:13-cv-01345-RJL) based on the allegations described above. Simultaneously with the filing of the Complaint, the parties filed a motion for preliminary approval of the class action settlement. A hearing on such motion took place in September 2014 and the motion was denied. A hearing to address the Court’s concerns with the motion for preliminary approval took place on October 23, 2014 and November 12, 2014. A revised settlement agreement and related approval materials have now been submitted and the parties are awaiting a

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

settlement approval hearing date. The Company has recognized a reserve in its consolidated financial statements covering the proposed settlement amount, and such amount is not material.
Product Liability Matters
MoistureLoc™ Product Liability Lawsuits
Currently, B&L has been served or is aware that it has been named as a defendant in approximately 321 currently active product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below as well as certain other U.S. state courts on behalf of individuals who claim they suffered personal injury as a result of using a contact lens solution with MoistureLoc™. Two consolidated cases were established to handle MoistureLoc™ claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There are approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc™ caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. The appeal was argued January 20, 2015. The Court issued its decision on February 10, 2015, denying plaintiffs’ appeal to renew and affirming the lower court’s decision granting B&L’s motion for summary judgment regarding all remaining non-fusarium claims. Plaintiffs have 30 days from notice of entry of the order in which to move for leave to appeal.
All matters under jurisdiction of the coordinated proceedings in the Federal District Court for the District of South Carolina have been dismissed, including individual actions for personal injury and a class action purporting to represent a class of consumers who suffered economic claims as a result of purchasing a contact lens solution with MoistureLoc™.
Currently B&L has settled approximately 630 cases in connection with MoistureLoc™ product liability suits. All U.S. based fusarium claims have now been resolved and there are less than five active fusarium claims involving claimants outside of the United States that remain pending. The parties in these active matters are involved in settlement discussions.

21.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain facilities, vehicles and equipment principally under operating leases. Rental expense related to operating lease agreements amounted to $75.0 million, $51.9 million and $22.9 million in 2014, 2013 and 2012, respectively. The increase in rental expense for the year ended December 31, 2014 was driven primarily by incremental costs incurred from the full year impact of the B&L Acquisition (the acquisition was completed in August 2013). The increase in rental expense for the year ended December 31, 2013 was driven primarily by the B&L Acquisition.
Minimum future rental payments under non-cancelable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

	Total	2015	2016	2017	2018	2019	Thereafter
Lease obligations	$195.7	$44.2	$35.7	$28.8	$18.0	$15.7	$53.3
Other Commitments
The Company has commitments related to capital expenditures of approximately $70.0 million as of December 31, 2014, primarily related to new manufacturing lines to support the growth of the contact lens business.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. In connection with certain business combinations, the Company may

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

make contingent consideration payments, as further described in note 3 and note 6. In addition to these contingent consideration payments, as of December 31, 2014, the Company estimates that it may pay potential milestone payments and license fees, including sale-based milestones, of up to approximately $1 billion over time, in the aggregate, to third-parties, primarily consisting of the following:

•
Under the terms of a July 2013 collaboration and option agreement with Mimetogen Pharmaceuticals Inc. (“Mimetogen”), the Company will have either the right or the obligation, depending on the results of clinical trials, to exercise an option to obtain a worldwide exclusive license to the MIM-D3 compound for development and commercialization of products for the treatment and/or prevention of ocular conditions, disorders and/or diseases. The exercise of the option would trigger an initial license fee payment by the Company of up to $95.0 million, plus potential regulatory, commercialization and sales-based milestones over time of up to $345.0 million, in the aggregate, and royalty payments on the future sales.

•
Under the terms of a March 2010 development and licensing agreement between B&L and NicOx, the Company has exclusive worldwide rights to develop and commercialize, for certain indications, products containing latanoprostene bunod, a nitric oxide donating compound for the treatment of glaucoma and ocular hypertension. The Company may be required to make potential regulatory, commercialization and sales-based milestones payments over time up to $162.5 million, in the aggregate, as well as royalties on future sales.

•
Under the terms of amendments entered into in August 2014 to the agreements with Spear with respect to the authorized generic for Retin-A® and the authorized generic for Carac®, respectively, the Company may be required to make uncapped sales-based milestones over time, which the Company currently estimates will not exceed $150 million, in the aggregate, within the next five years.

•
Under the terms of an October 2013 agreement with SMG Pharmaceuticals, LLC (“SMG”), the Company licensed the rights to commercialize, in specific fields in the U.S., Bensal HP®, a topical medication to treat skin irritations and infection. The Company may be required to make potential sales-based milestone payments over time up to $80.0 million, in the aggregate, as well as royalties on future sales.

Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods, and other conditions and limits. As of December 31, 2014 or 2013, no material amounts were accrued for the Company’s obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

22.	SEGMENT INFORMATION
Reportable Segments
The Company has two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of the Company’s segments:

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
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

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
Segment Revenues and Profit
Segment revenues and profit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Revenues:
Developed Markets(1)	$6,167.1	$4,293.2	$2,502.3
Emerging Markets(1)	2,096.4	1,476.4	978.1
Total revenues	8,263.5	5,769.6	3,480.4
Segment profit:
Developed Markets(2)	2,019.7	573.2	815.9
Emerging Markets(3)	337.3	93.0	69.0
Total segment profit	2,357.0	666.2	884.9
Corporate(4)	(171.1)	(165.7)	(138.3)
Restructuring, integration and other costs	(381.7)	(462.0)	(267.1)
In-process research and development impairments and other charges	(41.0)	(153.6)	(189.9)
Acquisition-related costs	(6.3)	(36.4)	(78.6)
Acquisition-related contingent consideration	14.1	29.2	5.3
Other income (expense)	268.7	(287.2)	(136.6)
Operating income (loss)	2,039.7	(409.5)	79.7
Interest income	5.0	8.0	6.0
Interest expense	(971.0)	(844.3)	(481.6)
Loss on extinguishment of debt	(129.6)	(65.0)	(20.1)
Foreign exchange and other	(144.1)	(9.4)	19.7
Gain on investments, net	292.6	5.8	2.1
Income (loss) before provision for (recovery of) income taxes	$1,092.6	$(1,314.4)	$(394.2)
____________________________________

(1)
Developed Markets and Emerging Markets segment revenues reflect (i) incremental product sales revenue in 2014 from all 2013 and all 2014 acquisitions and (ii) incremental product sales revenue in 2013 from all 2012 and all 2013 acquisitions. For further information, see Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues by Segment” of this Form 10-K.

(2)
Developed Markets segment profit in 2014, 2013 and 2012 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: (i) $906.4 million in 2014, in the aggregate, (ii) $1,080.4 million in 2013, in the aggregate, and (iii) $506.4 million in 2012, in the aggregate.

Developed Markets segment profit in 2013 also reflects an impairment charge of $551.6 million related to ezogabine/retigabine in the third quarter of 2013 (see note 6 titled “FAIR VALUE MEASUREMENTS”).

(3)
Emerging Markets segment profit in 2014, 2013 and 2012 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: (i) $323.9 million in 2014, in the aggregate, (ii) $320.5 million in 2013, in the aggregate, and (iii) $180.5 million in 2012, in the aggregate.

(4)	Corporate reflects non-restructuring-related share-based compensation expense of $40.3 million, $45.5 million and $66.2 million in 2014, 2013 and 2012, respectively.
Segment Assets
Total assets by segment as of December 31, 2014, 2013 and 2012 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2014	2013	2012
Assets(1):
Developed Markets(2)	$19,093.4	$20,007.2	$12,893.7
Emerging Markets(3)	6,332.9	6,907.8	4,022.1
	25,426.3	26,915.0	16,915.8
Corporate	926.7	1,055.8	1,034.6
Total assets	$26,353.0	$27,970.8	$17,950.4
____________________________________

(1)	The segment assets as of December 31, 2013 and December 31, 2012 contain reclassifications between segments to conform to the current year presentation.

(2)
Developed Markets segment assets as of December 31, 2014 reflect (i) the divestiture of facial aesthetic fillers and toxins in July 2014 with the carrying values of the related assets of $1.0 billion, in the aggregate, (see note 4 titled “DIVESTITURES” for further information), (ii) the provisional amounts of identifiable intangible assets and goodwill of the PreCision acquisition of $257.7 million and $170.5 million, respectively, and (iii) the amounts of identifiable intangible assets and goodwill of the Solta Medical acquisition of $103.5 million and $56.4 million, respectively. Developed Markets segment assets as of December 31, 2013 reflect (i) the provisional amounts of identifiable intangible assets and goodwill of B&L of $3,977.9 million and $3,226.7 million, respectively, and (ii) the amounts of identifiable intangible assets and goodwill of Obagi of $335.5 million and $158.5 million, respectively.

(3)
Emerging Markets segment assets as of December 31, 2014 reflect the amounts of identifiable intangible assets and goodwill of the Solta Medical acquisition of $69.4 million and $37.8 million, respectively. Emerging Markets segment assets as of December 31, 2013 reflect (i) the provisional amounts of identifiable intangible assets and goodwill of B&L of $782.7 million and $1,135.7 million, respectively, and (ii) the amounts of identifiable intangible assets and goodwill of Natur Produkt of $104.8 million and $40.9 million, respectively.

Capital Expenditures, and Depreciation and Amortization, including Impairments of Finite-Lived Intangible Assets
Capital expenditures, and depreciation and amortization, including impairments of finite-lived intangible assets by segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Capital expenditures:
Developed Markets	$152.7	$54.1	$12.3
Emerging Markets	29.3	51.9	61.6
	182.0	106.0	73.9
Corporate	109.6	9.3	33.7
Total capital expenditures	$291.6	$115.3	$107.6
Depreciation and amortization, including impairments of finite-lived intangible assets(1):
Developed Markets	$1,336.9	$1,687.7	$755.1
Emerging Markets	385.7	313.7	224.6
	1,722.6	2,001.4	979.7
Corporate	15.0	14.4	6.5
Total depreciation and amortization, including impairments of finite-lived intangible assets	$1,737.6	$2,015.8	$986.2
____________________________________

(1)
Depreciation and amortization, including impairments of finite-lived intangible assets in 2014, 2013 and 2012 reflects the impact of acquisition accounting adjustments related to the fair value adjustment to identifiable intangible assets as follows: (i) in 2014 - Developed Markets — $877.6 million; and Emerging Markets — $325.3 million, (ii) in 2013 - Developed Markets — $773.0 million; and Emerging Markets — $255.4 million, and (iii) in 2012 - Developed Markets — $430.5 million; and Emerging Markets — $177.5 million.

Depreciation and amortization, including impairments of finite-lived intangible assets in 2014, 2013 and 2012 also reflects the impairment charges and write-offs related to finite-lived intangible assets. For more information regarding asset impairment charges see note 10 titled “INTANGIBLE ASSETS AND GOODWILL”.
Revenues by Product Category
Revenues by product category for the years ended December 31, 2014, 2013 and 2012 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2014	2013	2012
Pharmaceuticals	$3,559.8	$2,707.8	$2,054.5
Devices	1,629.4	845.3	77.0
OTC	1,711.4	1,086.6	475.7
Branded and Other Generics	1,203.0	1,000.6	681.4
Other revenues	159.9	129.3	191.8
	$8,263.5	$5,769.6	$3,480.4
Geographic Information
Revenues and long-lived assets by geographic region for the years ended and as of December 31, 2014, 2013 and 2012 were as follows:

	Revenues(1)			Long-Lived Assets(2)
	2014	2013	2012	2014	2013	2012
U.S. and Puerto Rico	$4,473.0	$3,194.5	$1,885.8	$718.2	$592.0	$60.4
Canada	375.1	387.4	349.1	83.7	87.7	109.7
Poland	276.2	268.8	199.3	99.4	110.0	110.9
Russia	275.1	202.8	71.2	4.6	7.0	0.2
Japan	248.7	104.9	12.2	1.2	1.3	—
China	232.0	91.0	0.6	39.6	44.3	—
Mexico	221.6	200.9	167.4	73.8	82.5	73.9
France	204.7	86.9	2.5	36.0	40.5	—
Germany	204.4	130.9	1.9	73.5	83.8	—
Australia	196.3	178.2	184.1	4.4	3.4	4.4
Brazil	161.0	155.6	135.1	31.4	41.4	46.0
U.K.	114.2	47.0	19.2	11.0	12.2	—
Italy	98.0	37.2	2.3	23.1	25.3	—
Other (3)	1,183.2	683.5	449.7	110.6	102.8	57.2
	$8,263.5	$5,769.6	$3,480.4	$1,310.5	$1,234.2	$462.7
____________________________________

(1)	Revenues are attributed to countries based on the location of the customer.

(2)	Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which is attributed to countries based on the physical location of the assets.

(3)	Other consists primarily of countries in Europe, Asia, the Middle East, and Africa.
Major Customers
External customers that accounted for 10% or more of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
McKesson Corporation	17%	19%	20%
AmerisourceBergen Corporation	10%	7%	8%
Cardinal Health, Inc.	9%	13%	20%

23.	PS FUND 1 INVESTMENT
In connection with the merger proposal (which has since been withdrawn as described below) to the Board of Directors of Allergan Inc. (“Allergan”), the Company and Pershing Square Capital Management, L.P. (“Pershing Square”) entered into an agreement pursuant to which, among other things, Valeant and Pershing Square became members of a newly formed jointly

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

owned entity, PS Fund 1. In April 2014, the Company contributed $75.9 million to PS Fund 1, which was used by PS Fund 1, together with funds contributed by funds managed by Pershing Square, to purchase shares of Allergan common stock and derivative instruments referencing Allergan common stock. The investment in Allergan shares was considered an available-for-sale security. 597,431 of the 28,878,538 shares of Allergan common stock held for PS Fund 1 were allocable to the Company. Based on the Company’s degree of influence over such entity, the Company’s investment in PS Fund 1 was accounted for under the equity method of accounting. Accordingly, the Company recognized its share of any unrealized gains or losses on the Allergan shares held by PS Fund 1 as part of other comprehensive (loss) income.
On November 19, 2014, the Company withdrew its exchange offer to acquire all of the outstanding shares of Allergan. Consequently, the Company and Pershing Square amended their previous agreement, and, as a result, the Company is no longer a member of PS Fund 1. PS Fund 1 sold the shares of Allergan common stock and distributed to the Company proceeds of $473.4 million, in the aggregate, in the fourth quarter of 2014 which included (i) proceeds of $127.2 million from the 597,431 shares allocable to the Company plus (ii) proceeds of $346.2 million representing the Company’s right to 15% of the net profits on the sale of shares realized by Pershing Square. In connection with the sale, the Company recognized a net gain of $286.7 million in the fourth quarter of 2014 (which included the recognition of previously unrealized gains that had been recorded as part of other comprehensive (loss) income).
Also, in connection with the withdrawal of the exchange offer, the commitment letter which the Company had received for the purpose of financing the cash component of the consideration to be paid in the exchange offer, was terminated. As a result, in the fourth quarter of 2014, the Company expensed and paid $53.7 million of fees associated with the commitment letter.
The net gain of $286.7 million was recognized in Gain on investments, net in the consolidated statements of income (loss) and is net of expenses of approximately $110 million, in the aggregate, which includes the $53.7 million of commitment letter fees described in the preceding paragraph as well as legal, consulting, and other related expenses.
In the consolidated statement of cash flows, $75.9 million of the total proceeds was included as an investing activity as it represents a return of the Company's initial investment. The remaining portion of the proceeds of $397.5 million, representing the Company’s return on investment, was classified as an operating activity, as were the payments related to the commitment letter fees and legal, consulting, and other related expenses.

24.	SUBSEQUENT EVENTS
Salix Merger Agreement
On February 20, 2015, the Company, Valeant, Sun Merger Sub, Inc., a wholly owned subsidiary of Valeant (“Sun Merger Sub”), and Salix Pharmaceuticals, Ltd. (“Salix”), entered into an Agreement and Plan of Merger (the “Salix Merger Agreement”). Salix is a gastrointestinal company with a portfolio of 22 total products, including Xifaxan, Uceris, Relistor, and Apriso. Pursuant to the Salix Merger Agreement, and upon the terms and subject to the conditions described thereof, Valeant has agreed to cause Sun Merger Sub to commence a tender offer (the “Offer”) for all of Salix’s outstanding shares of common stock, par value $0.001 per share (the “Salix Shares”), at a purchase price of $158.00 per Salix Share (the “Offer Price”), payable net to the holder in cash, without interest, subject to any withholding of taxes. As soon as practicable following the consummation of the Offer, if consummated, and subject to the satisfaction or waiver of certain conditions set forth in the Salix Merger Agreement, Sun Merger Sub will merge with and into Salix (the “Salix Merger”), with no stockholder vote required to consummate the Salix Merger. Salix will survive as a wholly owned subsidiary of Valeant, whereby any Salix Shares not purchased pursuant to the Offer (other than certain Salix Shares as set forth in the Salix Merger Agreement) will be converted into the right to receive cash in an amount equal to the Offer Price, payable net to the holder in cash, without interest, subject to any withholding of taxes. The transaction is subject to customary closing conditions, including the tender of a majority of the outstanding Salix Shares on a fully-diluted basis and the expiration or termination of the applicable waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company currently expects the transaction to close in the second quarter of 2015. The total enterprise value of the transaction is approximately $14.5 billion.
Commitment Letter
The Company and Valeant have entered into a commitment letter (the “Commitment Letter”), dated as of February 20, 2015, with a syndicate of banks, led by Deutsche Bank and HSBC. Pursuant to the Commitment Letter, such banks have committed to provide (a) in the event certain amendments to the Credit Agreement are obtained within 30 days of the date of the Commitment Letter, (i) incremental term loans pursuant to the Credit Agreement of up to $5.55 billion, and (ii) senior unsecured

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

increasing rate bridge loans under a new senior unsecured bridge facility of up to $9.6 billion, and (b) in the event such amendments are not obtained within 30 days of the date of the Commitment Letter, Valeant will refinance its existing facilities under its Credit Agreement and obtain (i) up to $11.2 billion in term loans, (ii) a revolving credit facility of up to $500 million, (iii) a new senior secured bridge facility of up to $1.05 billion, and (iv) a new senior unsecured bridge facility of up to $9.75 billion. The loans provided under the Commitment Letter will be used for the purposes of funding (i) the transactions contemplated by the Salix Merger Agreement, (ii) Salix’s obligation to repay all outstanding loans and termination of commitments under its (and its subsidiaries) existing credit facilities, (iii) the redemption of Salix’s 6.00% Senior Notes due 2021, (iv) the payment of cash consideration upon the conversion of Salix’s 1.50% Convertible Senior Notes due 2019 and 2.75% Convertible Senior Notes due 2015, (v) certain transaction expenses, and (vi) to the extent the Company does not obtain the amendments to the Credit Agreement referred to above, the refinancing of the Company’s existing facilities under its Credit Agreement.
Redemption of the December 2018 Notes
On February 17, 2015, Valeant redeemed the remaining $499.6 million of the outstanding principal amount of the December 2018 Notes for $524.0 million, including a call premium of $17.2 million, plus accrued and unpaid interest, and satisfied and discharged the December 2018 Notes indenture.
5.50% Senior Unsecured Notes due 2023
On January 30, 2015, the Company issued $1.0 billion aggregate principal amount of the 2023 Notes in a private placement. The 2023 Notes mature on March 1, 2023 and bear interest at the rate of 5.50% per annum, payable semi-annually in arrears, commencing on September 1, 2015. In connection with the issuance of the 2023 Notes, the Company incurred approximately $8.5 million in underwriting fees, which are recognized as debt issue discount and which resulted in net proceeds of $991.5 million. The 2023 Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor of the Company’s existing Senior Secured Credit Facilities.
The net proceeds of the 2023 Notes offering were used to (i) redeem all of the remaining December 2018 Notes on February 17, 2015, as described above, (ii) repay amounts drawn under the Revolving Credit Facility, and (iii) for general corporate purposes.
The indenture governing the terms of the 2023 Notes provide that at any time prior to March 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the 2023 Notes using the proceeds of certain equity offerings at a redemption price of 105.50% of the principal amount of the 2023 Notes, plus accrued and unpaid interest to the date of redemption. On or after March 1, 2018, the Company may redeem all or a portion of the 2023 Notes at the redemption prices applicable to the 2023 Notes, as set forth in the 2023 Notes indenture, plus accrued and unpaid interest to the date of redemption.
If the Company experiences a change in control, the Company may be required to repurchase the 2023 Notes, as applicable, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the 2023 Notes repurchased, plus accrued and unpaid interest to, but excluding the applicable purchase date of the 2023 Notes.
The 2023 Notes indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: incur or guarantee additional indebtedness, make certain investments and other restricted payments, create liens, enter into transactions with affiliates, engage in merger, consolidations or amalgamations and transfer and sell assets.
Joinder Agreements
On January 22, 2015, the Company and certain of its subsidiaries, as guarantors, entered into joinder agreements to allow for an increase in commitments under the Revolving Credit Facility to $1.5 billion and the issuance of $250.0 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. Proceeds from this transaction were used to repay a portion of the amounts drawn under the Revolving Credit Facility outstanding. The Revolving Credit Facility and the Series A-3 Tranche A Term Loan Facility terms remained unchanged.
Bristol-Myers Collaboration and Option Agreements
On October 1, 2012, the Company entered into collaboration and option agreements with Bristol-Myers Squibb Company (“Bristol-Myers”) whereby Bristol-Myers granted the Company additional rights for approximately two years in several European countries to promote, market and sell a variety of products, including Monopril®, Cefzil®, Duracef® and Megace®. Prior to these agreements, the Company was selling many of these products in other territories. As consideration for the rights

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

under the collaboration and option agreements, the Company made payments to Bristol-Myers in the fourth quarter of 2012 totaling $83.3 million. The collaboration agreement expired January 1, 2015, at which time the Company exercised its option to acquire all rights and associated intellectual property to the products.