Form 10-Q
period 2015-03-31
Valeant Pharmaceuticals International, Inc.
filed 2015-04-30
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Common shares, no par value — 342,479,119 shares outstanding as of April 27, 2015.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries.
In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros, and references to RUR are to Russian rubles.
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
 These forward-looking statements relate to, among other things: the expected benefits of our acquisitions and other transactions (including the acquisition of Salix Pharmaceuticals, Ltd. (“Salix”)), such as cost savings, operating synergies and growth potential of the Company; our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, future performance or results of current and anticipated products; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
 Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•
factors relating to our recent acquisition of Salix, including the impact of substantial additional debt on our financial condition and results of operations; our ability to effectively and efficiently integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this transaction; the challenges associated with entering into Salix's gastrointestinal (GI) business, which is a new business for our Company; our ability to reduce inventory levels of certain of Salix's products and the timing of such reduction; and, once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans;

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

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the recent instability in Russia, Ukraine and the Middle East);

•
economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

•	the introduction of generic competitors of our branded products;

•	our ability to obtain and maintain sufficient intellectual property rights over our products and defend against challenges to such intellectual property;

•	the expense, timing and outcome of legal proceedings, arbitrations, investigations and regulatory proceedings and settlements thereof;

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

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the U.S. Food and Drug Administration (the "FDA"), Health Canada and similar agencies in other countries (such as the anticipated approval by the FDA of Salix's Xifaxan® product for the indication of irritable bowel syndrome with diarrhea ("IBS-D")), legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

•
potential ramifications, including possible financial penalties, relating to Salix's restatement of its historical financial results and our ability to address historic weaknesses in Salix's internal control over financial reporting;

•	interruptions, breakdowns or breaches in our information technology systems; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 1A. "Risk Factors" of this Form 10-Q, and in the Company's other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of March 31, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,864.4	$322.6
Trade receivables, net	2,108.8	2,075.8
Inventories, net	998.9	950.6
Restricted cash and cash equivalents (Note 8)	10,354.9	9.1
Prepaid expenses and other current assets	660.9	632.8
Assets held for sale	7.8	8.9
Deferred tax assets, net	196.5	193.3
Total current assets	16,192.2	4,193.1
Property, plant and equipment, net	1,334.8	1,310.5
Intangible assets, net	11,554.6	11,255.9
Goodwill	9,161.4	9,346.4
Deferred tax assets, net	151.7	54.0
Other long-term assets, net	171.2	193.1
Total assets	$38,565.9	$26,353.0

Liabilities
Current liabilities:
Accounts payable	$352.5	$398.0
Accrued and other current liabilities	2,424.4	2,179.4
Acquisition-related contingent consideration	186.3	141.8
Current portion of long-term debt	122.8	0.9
Deferred tax liabilities, net	11.1	10.7
Total current liabilities	3,097.1	2,730.8
Acquisition-related contingent consideration	198.9	167.0
Long-term debt	25,897.9	15,253.7
Pension and other benefit liabilities	227.7	239.8
Liabilities for uncertain tax positions	98.7	102.6
Deferred tax liabilities, net	2,261.5	2,227.5
Other long-term liabilities	208.9	197.1
Total liabilities	31,990.7	20,918.5
Commitments and contingencies (Note 15)
Equity
Common shares, no par value, unlimited shares authorized, 342,266,409 and
334,402,964 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	9,810.3	8,349.2
Additional paid-in capital	260.9	243.9
Accumulated deficit	(2,291.3)	(2,365.0)
Accumulated other comprehensive loss	(1,327.6)	(915.9)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	6,452.3	5,312.2
Noncontrolling interest	122.9	122.3
Total equity	6,575.2	5,434.5
Total liabilities and equity	$38,565.9	$26,353.0

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Product sales	$2,146.9	$1,851.1
Other revenues	44.0	35.1
	2,190.9	1,886.2
Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	560.4	504.1
Cost of other revenues	14.3	14.3
Selling, general and administrative	573.8	482.0
Research and development	55.8	61.3
Amortization and impairments of finite-lived intangible assets	365.2	355.2
Restructuring, integration and other costs	55.0	133.6
In-process research and development impairments and other charges	—	12.0
Acquisition-related costs	9.8	1.5
Acquisition-related contingent consideration	7.1	8.9
Other expense (income)	6.1	(43.3)
	1,647.5	1,529.6
Operating income	543.4	356.6
Interest income	0.9	1.8
Interest expense	(297.8)	(246.5)
Loss on extinguishment of debt	(20.0)	(93.7)
Foreign exchange and other	(71.1)	(13.4)
Income before provision for income taxes	155.4	4.8
Provision for income taxes	80.9	25.1
Net income (loss)	74.5	(20.3)
Less: Net income attributable to noncontrolling interest	0.8	2.3
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$73.7	$(22.6)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.22	$(0.07)
Diluted	$0.21	$(0.07)

Weighted-average common shares (in millions)
Basic	336.8	334.9
Diluted	343.4	334.9

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$74.5	$(20.3)
Other comprehensive loss
Foreign currency translation adjustment	(411.5)	(7.4)
Pension and postretirement benefit plan adjustments	(0.4)	(0.6)
Other comprehensive loss	(411.9)	(8.0)
Comprehensive loss	(337.4)	(28.3)
Less: Comprehensive income attributable to noncontrolling interest	0.6	1.5
Comprehensive loss attributable to Valeant Pharmaceuticals International, Inc.	$(338.0)	$(29.8)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$74.5	$(20.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	407.0	401.1
Amortization and write-off of debt discounts and debt issuance costs	10.5	12.2
Acquisition accounting adjustment on inventory sold	24.5	5.2
Acquisition-related contingent consideration	7.1	8.9
Allowances for losses on accounts receivable and inventories	12.2	19.6
Deferred income taxes	62.5	10.0
Additions (reductions) to accrued legal settlements	1.5	(48.8)
Payments of accrued legal settlements	(3.0)	—
Share-based compensation	35.0	24.8
Tax benefits from stock options exercised	(17.9)	(1.2)
Foreign exchange loss	75.9	12.6
Loss on extinguishment of debt	20.0	93.7
Payment of accreted interest on contingent consideration	(2.2)	(0.7)
Other	(7.2)	9.7
Changes in operating assets and liabilities:
Trade receivables	(67.0)	(30.1)
Inventories	(38.5)	(69.2)
Prepaid expenses and other current assets	(45.1)	4.2
Accounts payable, accrued and other liabilities	(58.7)	52.6
Net cash provided by operating activities	491.1	484.3

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(795.0)	(306.3)
Acquisition of intangible assets and other assets	(48.8)	(21.1)
Purchases of property, plant and equipment	(65.8)	(58.1)
Proceeds from sales and maturities of short-term investments	17.7	—
Increase in restricted cash and cash equivalents (Note 8)	(10,349.1)	—
Other	0.5	1.4
Net cash used in investing activities	(11,240.5)	(384.1)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	12,004.4	360.6
Repayments of long-term debt	(1,110.3)	(433.9)
Issuance of common stock, net	1,433.7	—
Proceeds from exercise of stock options	14.5	3.5
Tax benefits from stock options exercised	17.9	1.2
Payment of employee withholding tax upon vesting of share-based awards	(15.9)	(27.7)
Payments of contingent consideration	(12.3)	(9.7)
Payments of financing costs	(26.6)	(9.9)
Other	0.9	(6.8)
Net cash provided by (used in) financing activities	12,306.3	(122.7)
Effect of exchange rate changes on cash and cash equivalents	(15.1)	(1.5)
Net increase (decrease) in cash and cash equivalents	1,541.8	(24.0)
Cash and cash equivalents, beginning of period	322.6	600.3
Cash and cash equivalents, end of period	$1,864.4	$576.3

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent and deferred consideration obligations at fair value	$(286.9)	$(21.7)
Acquisition of businesses, debt assumed	—	(4.0)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

1.	DESCRIPTION OF BUSINESS
The Company is a multinational, specialty pharmaceutical and medical device company, continued under the laws of the Province of British Columbia, that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries.
On April 1, 2015, the Company acquired Salix Pharmaceuticals, Ltd. ("Salix"), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the "Merger Agreement"), with Salix surviving as a wholly-owned subsidiary of Valeant Pharmaceuticals International ("Valeant"), a subsidiary of the Company (the "Salix Acquisition").
For further information regarding the Salix Acquisition, including the related financing, see note 8 titled "LONG-TERM DEBT", note 11 titled "SHAREHOLDERS' EQUITY", and note 17 titled "SUBSEQUENT EVENTS".

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements (the “unaudited consolidated financial statements”) have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2014. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented.
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
Recently Issued Accounting Standards, Not Adopted as of March 31, 2015
In May 2014, the Financial Accounting Standard Board ("FASB") and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
In August 2014, the FASB issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations and, at this time, the Company does not expect any impact on its disclosures.
In February 2015, the FASB issued guidance which amends certain consolidation requirements. The new guidance has the following stipulations, among others: (i) eliminates the presumption that a general partner should consolidate a limited partnership and eliminates the consolidation model specific to limited partnerships, (ii) clarifies when fees paid to a decision maker should be a factor to include in the consolidation of variable interest entities (“VIEs”), (iii) amends the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs, and (iv) reduces the number of VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early application is permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and all annual and interim periods thereafter. Early application is permitted. The adoption of this guidance, which will be applied retrospectively, will not have a material impact on the Company’s financial position and results of operations, as it will impact balance sheet presentation only.

3.	BUSINESS COMBINATIONS
The Company’s business strategy involves selective acquisitions with a focus on core geographies and therapeutic classes.
(a) Business combinations in 2015 included the following:
In the three-month period ended March 31, 2015, the Company completed certain business combinations, which included the February 23, 2015 acquisition of the assets of Dendreon Corporation ("Dendreon") and the February 10, 2015 acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon"), as well as other smaller acquisitions, for an aggregate purchase price of $1.02 billion. The Dendreon acquisition was completed via a "stalking horse bid" in a sales process conducted under the U.S. Bankruptcy Code for a purchase price of $415 million, net of cash received ($495 million less cash received of $80 million). The purchase price includes approximately $50 million in stock consideration. The assets acquired from Dendreon included the worldwide rights to the Provenge® product (an immunotherapy treatment designed to treat men with advanced prostate cancer). The assets acquired from Marathon comprised a portfolio of hospital products, including Nitropress®, Isuprel®, Opium Tincture, Pepcid®, Seconal® Sodium, Amytal® Sodium, and Iprivask® for an aggregate purchase price of $286 million (which is net of a $64 million assumed liability owed to a third party which is reflected in the table below).
The business combinations completed during the first quarter of 2015 included contingent consideration arrangements with an aggregate acquisition date fair value of $90 million, primarily driven by the contingent consideration liability assumed as part of the acquisition of certain assets of Marathon (as described further below).
The smaller acquisitions not specifically identified above are not material individually or in the aggregate. The Dendreon and Marathon acquisitions, as well as the other smaller acquisitions, are included in the aggregated amounts presented below.
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

Amounts Recognized as of Acquisition Dates
Cash	$80.2
Accounts receivable(a)	23.9
Inventories	104.3
Other current assets	17.9
Property, plant and equipment	71.3
Identifiable intangible assets, excluding acquired IPR&D(b)	851.8
Acquired IPR&D	1.5
Other non-current assets	1.2
Deferred tax asset, net	5.8
Current liabilities(c)	(91.8)
Non-current liabilities(c)	(96.0)
Total identifiable net assets	970.1
Goodwill(d)	50.8
Total fair value of consideration transferred	$1,020.9
________________________

(a)	The gross contractual amount of trade accounts receivable acquired was $24 million, which the Company expects will be fully collectible.

(b)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates
Product brands	7	$580.4
Product rights	3	42.6
Partner relationships	8	7.8
Technology/know-how	10	219.0
Other	6	2.0
Total identifiable intangible assets acquired	8	$851.8

(c)
As part of the Marathon acquisition, the Company assumed a contingent consideration liability related to potential payments for Isuprel® and Nitropress®, the amounts of which are dependent on the timing of generic entrants for these products. The fair value of the liability was determined using probability-weighted projected cash flows, with $41 million classified in Current liabilities and $46 million classified in Non-current liabilities in the table above.

(d)
The goodwill relates primarily to the Marathon and other smaller acquisitions. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Substantially all of the goodwill is expected to be deductible for tax purposes. The goodwill represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations with those of the Company.

The provisional amount of goodwill has been allocated primarily to the Company’s Developed Markets segment.
Acquisition-Related Costs

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The Company has incurred to date $8 million, in the aggregate, of transaction costs directly related to business combinations which closed in the first quarter of 2015, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Income
The revenues of these business combinations for the period from the respective acquisition dates to March 31, 2015 were $168 million, in the aggregate, and net income was $43 million, in the aggregate. The net income includes the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2014 included the following:
In the year ended December 31, 2014, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $1.35 billion. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $94 million.

•
On July 7, 2014, the Company acquired all of the outstanding common stock of PreCision Dermatology, Inc. (“PreCision”) for an aggregate purchase price of $453 million. Under the terms of the merger agreement, the Company may also pay contingent consideration of $25 million upon the achievement of a sales-based milestone. The fair value of this contingent consideration was determined to be nominal as of the acquisition date, based on the sales forecast. As of March 31, 2015, the assumptions used for determining the fair value of contingent consideration have not changed significantly from those used at the acquisition date. The Company recognized a post-combination expense of $20 million within Other (income) expense in the third quarter of 2014 related to the acceleration of unvested stock options for PreCision employees. In connection with the acquisition of PreCision, the Company was required by the Federal Trade Commission (“FTC”) to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products. PreCision develops and markets a range of medical dermatology products, treating a number of topical disease states such as acne and atopic dermatitis with products such as Locoid® and Clindagel®.

•
On January 23, 2014, the Company acquired all of the outstanding common stock of Solta Medical, Inc. (“Solta Medical”) for $293 million, which includes $2.92 per share in cash and $44 million for the repayment of Solta Medical’s long-term debt, including accrued interest. Solta Medical designs, develops, manufactures, and markets energy-based medical device systems for aesthetic applications, and its products include the Thermage CPT® system, the Fraxel® repair system, the Clear + Brilliant® system, and the Liposonix® system.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of March 31, 2015 (as adjusted)
Cash and cash equivalents	$33.6	$1.0	$34.6
Accounts receivable(b)	87.7	(6.5)	81.2
Assets held for sale(c)	125.7	(0.6)	125.1
Inventories	170.4	(15.3)	155.1
Other current assets	19.1	(1.1)	18.0
Property, plant and equipment, net	58.5	(3.0)	55.5
Identifiable intangible assets, excluding acquired IPR&D(d)	697.2	6.3	703.5
Acquired IPR&D(e)	65.8	(2.8)	63.0
Other non-current assets	4.0	(2.1)	1.9
Current liabilities	(152.0)	(18.2)	(170.2)
Long-term debt, including current portion	(11.2)	—	(11.2)
Deferred income taxes, net	(116.0)	36.0	(80.0)
Other non-current liabilities	(13.4)	(0.1)	(13.5)
Total identifiable net assets	969.4	(6.4)	963.0
Noncontrolling interest	(15.0)	0.2	(14.8)
Goodwill(f)	410.4	(9.5)	400.9
Total fair value of consideration transferred	$1,364.8	$(15.7)	$1,349.1
________________________

(a)
The measurement period adjustments primarily reflect: (i) a decrease in the net deferred tax liability primarily related to the PreCision and Solta Medical acquisitions and (ii) reductions in the estimated fair value of inventory for Solta Medical and other smaller acquisitions. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The fair value of trade accounts receivable acquired was $81 million, with the gross contractual amount being $88 million, of which the Company expects that $7 million will be uncollectible.

(c)
Assets held for sale relate to the Tretin-X® product rights and the product rights for the generic tretinoin gel and cream products acquired in the PreCision acquisition, which were subsequently divested in the third quarter of 2014.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of March 31, 2015 (as adjusted)
Product brands	10	$506.0	$8.3	$514.3
Product rights	8	95.2	(3.3)	91.9
Corporate brand	15	28.9	1.7	30.6
In-licensed products	9	1.5	(0.4)	1.1
Partner relationships	9	37.5	—	37.5
Other	9	28.1	—	28.1
Total identifiable intangible assets acquired	10	$697.2	$6.3	$703.5

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

•	cost savings, operating synergies and other benefits expected to result from combining the operations of PreCision and Solta Medical with those of the Company;

•	the Company’s expectation to develop and market new products and technology; and

•	intangible assets that do not qualify for separate recognition (for instance, PreCision’s and Solta Medical’s assembled workforces).
The provisional amount of goodwill from the PreCision acquisition has been allocated to the Company’s Developed Markets segment ($178 million). The amount of goodwill from the Solta Medical acquisition has been allocated to both the Company’s Developed Markets segment ($56 million) and Emerging Markets segment ($38 million).
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month periods ended March 31, 2015 and 2014, as if the 2015 acquisitions had occurred as of January 1, 2014 and the 2014 acquisitions had occurred as of January 1, 2013.

	Three Months Ended March 31,
	2015	2014
Revenues	$2,270.4	$2,056.4
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	93.8	(73.9)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.28	$(0.22)
Diluted	$0.27	$(0.22)
The increase in pro forma revenues in the three-month period ended March 31, 2015 as compared to the three-month period ended March 31, 2014 was primarily due to growth from the existing business, including the impact of recent product launches. These increases were partially offset by a negative foreign currency exchange impact and lower sales resulting from the July 2014 divestiture of facial aesthetic fillers and toxins.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the three-month period ended March 31, 2015, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month period ended March 31, 2015, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2015 acquisitions and the 2014 acquisitions been completed on January 1, 2014 and January 1, 2013, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of the historical intangible asset amortization expense of these acquisitions;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	adjustments to depreciation expense related to fair value adjustments to property, plant and equipment acquired;

•
the exclusion from pro forma earnings in the three-month periods ended March 31, 2015 and 2014 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $24 million and $5 million for the three-month periods ended March 31, 2015 and 2014 and the acquisition-related costs incurred for these acquisitions, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	RESTRUCTURING, INTEGRATION AND OTHER COSTS

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

In connection with the Bausch & Lomb Holdings Incorporated (“B&L”) acquisition (the "B&L Acquisition"), as well as other acquisitions, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $600 million (excluding charges of $53 million described under the table below) in connection with these cost-rationalization and integration initiatives relating to the B&L Acquisition, which were substantially completed by the end of 2014. However, costs have been incurred in 2015 and additional costs may still be incurred later in the year. Since the acquisition date, total costs of $578 million (including $56 million related to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland, as described below) have been incurred through March 31, 2015, including (i) $311 million of restructuring expenses, (ii) $254 million of integration expenses, and (iii) $13 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 3,000 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.
B&L Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the B&L Acquisition since the acquisition date through March 31, 2015:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2013	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	155.7	52.8	—	25.6	234.1
Cash payments	(77.8)	(52.8)	—	(7.8)	(138.4)
Non-cash adjustments	11.4	—	—	(6.8)	4.6
Balance, December 31, 2013	$89.3	$—	$—	$11.0	$100.3
Costs incurred and charged to expense	46.0	—	—	23.7	69.7
Cash payments	(110.7)	—	—	(24.9)	(135.6)
Non-cash adjustments	(5.7)	—	—	(5.4)	(11.1)
Balance, December 31, 2014(2)	$18.9	$—	$—	$4.4	$23.3
Costs incurred and charged to expense	3.0	—	—	0.9	3.9
Cash payments	(12.6)	—	—	(1.3)	(13.9)
Non-cash adjustments	(1.5)	—	—	(1.2)	(2.7)
Balance, March 31, 2015	$7.8	$—	$—	$2.8	$10.6
___________________________________

(1)
Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition were recognized in Other (income) expense.

(2)	In the three-month period ended March 31, 2014, the Company recognized $29 million of restructuring charges and made payments of $54 million related to the B&L Acquisition.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

B&L Integration Costs
As mentioned above, the Company has incurred $254 million of integration costs related to the B&L Acquisition since the acquisition date. In the three-month periods ended March 31, 2015 and 2014, the Company incurred $5 million and $69 million, respectively, of integration costs related to the B&L Acquisition, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $8 million and $57 million related to B&L integration costs during the three-month periods ended March 31, 2015 and 2014, respectively.
In addition to the restructuring and integration costs described above, the Company has recognized $56 million of restructuring costs related to a contact lens manufacturing plant in Waterford, Ireland (the plant was acquired as part of the B&L Acquisition) since the acquisition date, of which a nominal amount was recognized in the three-month period ended March 31, 2015. These costs related to employee termination costs with respect to cost-rationalization measures. The Company made payments of $16 million in the three-month period ended March 31, 2015 with respect to this initiative.
Other Restructuring and Integration-Related Costs (Excluding B&L)
In the three-month period ended March 31, 2015, in addition to the restructuring and integration costs associated with the B&L Acquisition described above, the Company incurred an additional $46 million of other restructuring, integration-related and other costs. These costs included (i) $23 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $21 million of severance costs, (iii) $1 million of facility closure costs, and (iv) $1 million of other costs. These costs primarily related to integration and restructuring costs for the Dendreon and other smaller acquisitions. The Company made payments of $27 million during the three-month period ended March 31, 2015 (in addition to the payments related to the B&L Acquisition described above).
In the three-month period ended March 31, 2014, in addition to the restructuring and integration costs associated with the B&L Acquisition described above, the Company incurred an additional $35 million of other restructuring, integration-related and other costs. These costs included (i) $12 million of severance costs, (ii) $11 million of integration consulting, duplicate labor, transition service, and other costs, (iii) $8 million of facility closure costs, and (iv) $4 million of other costs. These costs primarily related to (i) integration and restructuring costs for other smaller acquisitions and (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities. The Company made payments of $26 million during the three-month period ended March 31, 2014 (in addition to the payments related to the B&L Acquisition described above).

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of March 31, 2015				As of December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$120.3	$115.0	$5.3	$—	$4.6	$2.8	$1.8	$—
Restricted cash and cash equivalents(2)	$10,354.9	$10,354.9	$—	$—	$9.1	$9.1	$—	$—
Liabilities:
Derivative financial instruments:
Foreign exchange contracts(3)	$(26.6)	$—	$(26.6)	$—	$—	$—	$—	$—
Acquisition-related contingent consideration	$(385.2)	$—	$—	$(385.2)	$(308.8)	$—	$—	$(308.8)
___________________________________

(1)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition, primarily including money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

(2)
The restricted cash and cash equivalents is primarily invested in highly liquid money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature. Refer to Note 8 titled "LONG-TERM DEBT" for additional information regarding the restricted cash and cash equivalents.

(3)
In March 2015, the Company entered into foreign currency forward-exchange contracts to sell €1.53 billion and buy U.S. Dollars in order to reduce its exposure to the variability in expected cash inflows attributable to the changes in foreign exchange rates related to the €1.50 billion aggregate principal amount and related interest of 4.50% senior unsecured notes due 2023 (the "Euro Notes") issued on March 27, 2015, the proceeds of which were used to finance the Salix Acquisition (see note 8 titled "LONG-TERM DEBT" for additional information). These derivative contracts are not designated as hedges for accounting purposes, and such contracts matured on April 1, 2015 (which coincides with the consummation of the Salix Acquisition). As of March 31, 2015, the Company recorded $27 million within Accrued and other current liabilities in the consolidated balance sheets representing the fair value of these derivatives (the fair value approximates the settlement amount), and a foreign exchange loss of $27 million was recognized in Foreign exchange and other in the consolidated income (loss) for the three-month period ended March 31, 2015.

In addition to the above, the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $25 million and $43 million as of March 31, 2015 and December 31, 2014, respectively, related to these investments is classified within Prepaid expenses and other current assets in the consolidated balance sheets. These investments are Level 2.
There were no transfers between Level 1 and Level 2 during the three-month period ended March 31, 2015.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2015:

	Balance, January 1, 2015	Issuances(a)	Payments(b)	Net Unrealized Loss(c)	Foreign Exchange(d)	Release from Restricted Cash	Balance, March 31, 2015(e)
Acquisition-related contingent consideration	$(308.8)	$(90.2)	$14.5	$(7.1)	$3.9	$2.5	$(385.2)
____________________________________

(a)	Primarily relates to a contingent consideration liability assumed in the Marathon acquisition, as described in note 3 titled "BUSINESS COMBINATIONS".

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(b)
Primarily relates to payments of acquisition-related contingent consideration for the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement").

(c)
For the three months ended March 31, 2015, a net loss of $7 million was recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss), primarily reflecting accretion for the time value of money for the Elidel®/Xerese®/Zovirax® agreement.

(d)	Included in other comprehensive income (loss).

(e)	For the three months ended March 31, 2015, there were no transfers into or out of Level 3.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the three-month period ended March 31, 2015.

6.	INVENTORIES
The components of inventories as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015	As of December 31, 2014
Raw materials(1)	$239.1	$191.1
Work in process(1)	101.1	94.2
Finished goods(1)	658.7	665.3
	998.9	950.6
___________________________________

(1)	The components of inventories shown in the table above are presented net of allowance for obsolescence.

7.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$10,691.4	$(3,763.8)	$6,927.6	$10,320.2	$(3,579.8)	$6,740.4
Corporate brands	352.7	(67.4)	285.3	364.2	(65.2)	299.0
Product rights	3,248.2	(1,360.8)	1,887.4	3,225.9	(1,263.8)	1,962.1
Partner relationships	203.0	(102.5)	100.5	223.1	(107.5)	115.6
Technology and other	496.3	(131.6)	364.7	275.5	(124.3)	151.2
Total finite-lived intangible assets	14,991.6	(5,426.1)	9,565.5	14,408.9	(5,140.6)	9,268.3
Indefinite-lived intangible assets:
Acquired IPR&D	291.6	—	291.6	290.1	—	290.1
Corporate brand(1)	1,697.5	—	1,697.5	1,697.5	—	1,697.5
	$16,980.7	$(5,426.1)	$11,554.6	$16,396.5	$(5,140.6)	$11,255.9
____________________________________

(1)	Represents the B&L corporate trademark, which has an indefinite useful life and is therefore not amortized.
Estimated aggregate amortization expense, as of March 31, 2015, for each of the five succeeding years ending December 31 is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	2015	2016	2017	2018	2019
Amortization expense(1)	$1,466.4	$1,379.5	$1,317.2	$1,184.1	$1,043.6
____________________________________

(1)
Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any, nor does it include any amortization with respect to the Salix Acquisition which was completed on April 1, 2015.

Goodwill
The changes in the carrying amount of goodwill in the three-month period ended March 31, 2015 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2015	$7,115.0	$2,231.4	$9,346.4
Additions(a)	41.4	9.4	50.8
Adjustments(b)	4.0	0.6	4.6
Foreign exchange and other	(161.2)	(79.2)	(240.4)
Balance, March 31, 2015	$6,999.2	$2,162.2	$9,161.4
____________________________________

(a)	Primarily relates to the Marathon acquisition, as well as other smaller acquisitions (as described in note 3).

(b)	Primarily reflects the impact of measurement period adjustments related to the PreCision acquisition.
As described in note 3 titled "BUSINESS COMBINATIONS", the allocations of the goodwill balance associated with the certain acquisitions are provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

8.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of March 31, 2015 and December 31, 2014, respectively, is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Maturity Date	As of March 31, 2015	As of December 31, 2014
Revolving Credit Facility(1)	April 2018	$225.0	$165.0
Series A-1 Tranche A Term Loan Facility(1)	April 2016	139.1	139.6
Series A-2 Tranche A Term Loan Facility(1)	April 2016	135.3	135.7
Series A-3 Tranche A Term Loan Facility(1)	October 2018	1,877.3	1,637.9
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,084.1	1,089.7
Series C-2 Tranche B Term Loan Facility(1)	December 2019	834.0	838.3
Series E-1 Tranche B Term Loan Facility(1)	August 2020	2,529.5	2,544.9
Senior Notes:
6.875%	December 2018	—	497.7
7.00%	October 2020	687.6	687.5
6.75%	August 2021	650.0	650.0
7.25%	July 2022	543.4	543.2
6.375%	October 2020	2,226.6	2,225.6
6.75%	August 2018	1,586.8	1,585.8
7.50%	July 2021	1,609.1	1,608.4
5.625%	December 2021	892.9	892.6
5.50%	March 2023	991.7	—
5.375%	March 2020	1,977.6	—
5.875%	May 2023	3,213.5	—
4.50%(2)	May 2023	1,591.5	—
6.125%	April 2025	3,213.5	—
Other(3)	Various	12.2	12.7
		26,020.7	15,254.6
Less current portion		(122.8)	(0.9)
Total long-term debt		$25,897.9	$15,253.7
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”).

(2)	Represents the U.S. dollar equivalent of Euro-denominated debt (discussed below).

(3)	Relates primarily to the debentures from B&L.
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
As of March 31, 2015, the Company was in compliance with all covenants related to the Company’s outstanding debt.
The total fair value of the Company’s long-term debt, with carrying values of $26.02 billion and $15.25 billion at March 31, 2015 and December 31, 2014, was $26.93 billion and $15.78 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Senior Secured Credit Facilities
On January 22, 2015, the Company and certain of its subsidiaries, as guarantors, entered into joinder agreements to allow for an increase in commitments under the Revolving Credit Facility to $1.50 billion and the issuance of $250 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. The Revolving Credit Facility and the Series A-3 Tranche A Term Loan Facility terms remained unchanged.
On March 5, 2015, the Company entered into an amendment to the Credit Agreement to implement certain revisions in connection with the Salix Acquisition. The amendment, among other things, permitted the Salix Acquisition and the refinancing, repayment, termination and discharge of Salix's outstanding indebtedness, as well as the issuance of senior unsecured notes to be used to fund the Salix Acquisition (as described below). The amendment also modified the interest coverage ratio financial maintenance covenant applicable to the Company through March 31, 2016.
Concurrently with the Salix Acquisition, the Company entered into joinders to the Credit Agreement to allow for the issuance of incremental term loans in an aggregate principal amount of $5.15 billion. See note 17 titled “SUBSEQUENT EVENTS” for additional information.
For the three-month period ended March 31, 2015, the effective rate of interest on the Company’s borrowings was as follows: (i) 2.45% per annum under the Revolving Credit Facility, (ii) 2.39% per annum under the Series A-1 Tranche A Term Loan Facility, (iii) 2.38% per annum under both the Series A-2 Tranche A Term Loan Facility and the Series A-3 Tranche A Term Loan Facility, and (iv) 3.50% per annum under the Series D-2 Tranche B Term Loan Facility, the Series C-2 Tranche B Term Loan Facility, and the Series E-1 Tranche B Term Loan Facility.
5.50% Senior Notes due 2023
On January 30, 2015, the Company issued $1.00 billion aggregate principal amount of the 5.50% senior unsecured notes due 2023 ("2023 Notes") in a private placement. The 2023 Notes mature on March 1, 2023 and bear interest at the rate of 5.50% per annum, payable semi-annually in arrears, commencing on September 1, 2015. In connection with the issuance of the 2023 Notes, the Company incurred approximately $8 million in underwriting fees, which were recognized as debt issue discount and resulted in net proceeds of $992 million. The 2023 Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor of the Company’s existing Senior Secured Credit Facilities.
The net proceeds of the 2023 Notes offering were used to (i) redeem all of the outstanding 6.875% senior notes on February 17, 2015, as described below, (ii) repay amounts drawn under the Revolving Credit Facility, and (iii) for general corporate purposes.
The indenture governing the terms of the 2023 Notes provides that at any time prior to March 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the 2023 Notes using the proceeds of certain equity offerings at a redemption price of 105.50% of the principal amount of the 2023 Notes, plus accrued and unpaid interest to the date of redemption. On or after March 1, 2018, the Company may redeem all or a portion of the 2023 Notes at the redemption prices applicable to the 2023 Notes, as set forth in the 2023 Notes indenture, plus accrued and unpaid interest to the date of redemption.
If the Company experiences a change in control, the Company may be required to repurchase the 2023 Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the 2023 Notes repurchased, plus accrued and unpaid interest to, but excluding the applicable purchase date of the 2023 Notes.
6.875% Senior Notes
On February 17, 2015, Valeant redeemed $500 million of the outstanding principal amount of its 6.875% senior notes due December 2018 (the "December 2018 Notes") for $524 million, including a call premium of $17 million, plus accrued and unpaid interest, and satisfied and discharged the December 2018 Notes indenture. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $20 million in the three-month period ended March 31, 2015.
Senior Unsecured Notes
On March 27, 2015, VRX Escrow Corp. (the "Issuer"), a newly formed wholly owned Canadian subsidiary of the Company, issued $2 billion aggregate principal amount of 5.375% senior unsecured notes due 2020 (the "2020 Notes"), $3.25 billion aggregate principal amount of 5.875% senior unsecured notes due 2023 (the "May 2023 Notes"), €1.50 billion aggregate principal amount of the Euro Notes, and $3.25 billion aggregate principal amount of 6.125% senior unsecured notes due 2025 (the "2025 Notes" and, together with the 2020 Notes, the May 2023 Notes and the Euro Notes, the "Notes") in a private

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

placement. In connection with the issuance of the Notes, the Company incurred approximately $114 million in underwriting fees, in the aggregate, which were recognized as debt issue discount.
In addition, the Issuer entered into an escrow and security agreement (the “Escrow Agreement”) dated as of March 27, 2015, with an escrow agent. Pursuant to the Escrow Agreement, the proceeds from the issuance of the Notes, together with cash sufficient to fund certain accrued and unpaid interest on the Notes, were deposited into escrow accounts and held as collateral security for the Issuer’s obligations until the consummation of the Salix Acquisition which occurred on April 1, 2015. As of March 31, 2015, the Company included $10.34 billion within Restricted cash and cash equivalents on the consolidated balance sheet.
At the time of the closing of the Salix Acquisition in April 2015, (1) the Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (2) the Company assumed all of the Issuer's obligations under the Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Salix Acquisition.
The net proceeds from the issuance of the Notes, together with borrowings under the Company's incremental term loan facilities (described in note 17 titled “SUBSEQUENT EVENTS”), equity financing (described in note 11 titled “SHAREHOLDERS’ EQUITY”) and cash on hand, were used to fund (i) the transactions contemplated by the Merger Agreement, (ii) the refinancing, repayment, termination and discharge of Salix’s outstanding indebtedness (a portion of Salix’s indebtedness remains outstanding and will be repaid at a future date with proceeds from the incremental term loan facilities), and (iii) certain transaction expenses.
The 2020 Notes will mature on March 15, 2020 and bear interest at the rate of 5.375% per annum, payable semi-annually in arrears, commencing on September 15, 2015. The May 2023 Notes and the Euro Notes will mature on May 15, 2023 and bear interest at the rate of 5.875% and 4.50% per annum, respectively, payable semi-annually in arrears, commencing on November 15, 2015. The 2025 Notes will mature on April 15, 2025 and bear interest at the rate of 6.125% per annum, payable semi-annually in arrears, commencing on October 15, 2015.
The Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor of the Company’s existing Senior Secured Credit Facilities.
The indenture governing the terms of the Notes provides that the Company may redeem up to 40% of the aggregate principal amount of each series of the Notes using the proceeds of certain equity offerings, subject to specified conditions, at any time prior to (i) March 15, 2017 with respect to the 2020 Notes and at a redemption price of 105.375% of the principal amount of the 2020 Notes, plus accrued and unpaid interest to the date of the redemption, (ii) May 15, 2018 with respect to the May 2023 Notes and at a redemption price of 105.875% of the principal amount of the May 2023 Notes, plus accrued and unpaid interest to the date of the redemption, (iii) May 15, 2018 with respect to the Euro Notes and at a redemption price of 104.50% of the principal amount of the Euro Notes, plus accrued and unpaid interest to the date of the redemption, and (iv) April 15, 2018 with respect to the 2025 Notes and at a redemption price of 106.125% of the principal amount of the 2025 Notes, plus accrued and unpaid interest to the date of the redemption. On or after March 15, 2017, May 15, 2018, May 15, 2018, and April 15, 2020, the Company may redeem all or a portion of the 2020 Notes, the May 2023 Notes, the Euro Notes, and the 2025 Notes, respectively, at the redemption prices applicable to each series of the Notes, as set forth in the indenture.
If the Company experiences a change in control, the Company may be required to repurchase the Notes, as applicable, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the applicable series of the Notes repurchased, plus accrued and unpaid interest to, but excluding the applicable purchase date of such series of the Notes.
Commitment Letter
In connection with the Salix Acquisition, the Company entered into a commitment letter dated as of February 20, 2015 (as amended and restated as of March 8, 2015, the “Commitment Letter”), with a syndicate of banks, led by Deutsche Bank and HSBC. Pursuant to the Commitment Letter, commitment parties committed to provide (i) incremental term loans pursuant to the Credit Agreement of up to $5.55 billion and (ii) senior unsecured increasing rate bridge loans under a new senior unsecured bridge facility of up to $9.60 billion. Subsequently, the Company obtained $15.25 billion in debt financing comprised of a combination of the incremental term loan facilities under the Company's existing Credit Agreement in an aggregate principal amount of $5.15 billion (of which $4.15 billion of tranche B term loans were fully drawn in April 2015, and $1.00 billion of tranche A term loans will be borrowed at a future date) and the issuance of the Notes in the U.S. dollar equivalent aggregate principal amount of approximately $10.1 billion, as described above. In the first quarter of 2015, the Company expensed $72

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

million of financing costs associated with the Commitment Letter to Interest expense in the consolidated statement of income (loss).
In addition, on March 27, 2015, the Company issued new equity of approximately $1.45 billion to fund the Salix Acquisition (see note 11 titled “SHAREHOLDERS’ EQUITY” for additional information).

9.	SHARE-BASED COMPENSATION
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Stock options	$3.9	$5.1
RSUs	31.1	19.7
Share-based compensation expense	$35.0	$24.8

Research and development expenses	$1.5	$1.4
Selling, general and administrative expenses	33.5	23.4
Share-based compensation expense	$35.0	$24.8
In the three-month periods ended March 31, 2015 and 2014, the Company granted approximately 72,000 stock options with a weighted-average exercise price of $192.62 per option and approximately 72,000 stock options with a weighted-average exercise price of $144.86 per option, respectively. The weighted-average fair values of all stock options granted to employees in the three-month periods ended March 31, 2015 and 2014 were $63.11 and $53.29, respectively.
In the three-month periods ended March 31, 2015 and 2014, the Company granted approximately 5,000 time-based RSUs with a weighted-average grant date fair value of $196.71 per RSU and approximately 60,000 time-based RSUs with a weighted-average grant date fair value of $137.66 per RSU, respectively.
In the three-month periods ended March 31, 2015 and 2014, the Company granted approximately 600,000 performance-based RSUs with a weighted-average grant date fair value of $307.21 per RSU and approximately 99,000 performance-based RSUs with a weighted-average grant date fair value of $248.97 per RSU, respectively.
As of March 31, 2015, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $335 million, in the aggregate, which will be amortized over a weighted-average period of 3.92 years.

10.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month periods ended March 31, 2015 and 2014:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Service cost	$0.4	$0.1	$0.8	$1.0	$0.5	$0.4
Interest cost	2.4	2.7	1.6	2.2	0.5	0.6
Expected return on plan assets	(3.6)	(3.7)	(2.0)	(2.0)	(0.1)	(0.1)
Amortization of prior service credit	—	—	(0.1)	—	(0.6)	(0.6)
Amortization of net loss	—	—	0.4	—	—	—
Net periodic (benefit) cost	$(0.8)	$(0.9)	$0.7	$1.2	$0.3	$0.3
During the three-month period ended March 31, 2015, the Company contributed $2 million and $1 million to the U.S. and Non-U.S. pension benefit plans, respectively. In 2015, the Company expects to contribute $10 million and $7 million to the U.S. and Non-U.S. pension benefit plans, respectively, inclusive of amounts contributed to the plans during the three-month period ended March 31, 2015.

11.	SHAREHOLDERS’ EQUITY

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, January 1, 2014	333.0	$8,301.2	$228.8	$(3,278.5)	$(132.8)	$5,118.7	$114.6	$5,233.3
Common shares issued under share-based compensation plans	0.5	15.0	(11.5)	—	—	3.5	—	3.5
Share-based compensation	—	—	24.8	—	—	24.8	—	24.8
Employee withholding taxes related to share-based awards	—	—	(27.7)	—	—	(27.7)	—	(27.7)
Tax benefits from stock options exercised	—	—	1.2	—	—	1.2	—	1.2
Acquisition of noncontrolling interest	—	—	(1.1)	—	—	(1.1)	(2.2)	(3.3)
	333.5	8,316.2	214.5	(3,278.5)	(132.8)	5,119.4	112.4	5,231.8
Comprehensive loss:
Net loss (income)	—	—	—	(22.6)	—	(22.6)	2.3	(20.3)
Other comprehensive loss	—	—	—	—	(7.2)	(7.2)	(0.8)	(8.0)
Total comprehensive loss						(29.8)	1.5	(28.3)
Balance, March 31, 2014	333.5	$8,316.2	$214.5	$(3,301.1)	$(140.0)	$5,089.6	$113.9	$5,203.5

Balance, January 1, 2015	334.4	$8,349.2	$243.9	$(2,365.0)	$(915.9)	$5,312.2	$122.3	$5,434.5
Issuance of common stock (see below)	7.3	1,431.9	—	—	—	1,431.9	—	1,431.9
Common shares issued under share-based compensation plans	0.6	29.2	(14.7)	—	—	14.5	—	14.5
Share-based compensation	—	—	35.0	—	—	35.0	—	35.0
Employee withholding taxes related to share-based awards	—	—	(21.2)	—	—	(21.2)	—	(21.2)
Tax benefits from stock options exercised	—	—	17.9	—	—	17.9	—	17.9
	342.3	9,810.3	260.9	(2,365.0)	(915.9)	6,790.3	122.3	6,912.6
Comprehensive loss:
Net income (loss)	—	—	—	73.7	—	73.7	0.8	74.5
Other comprehensive loss	—	—	—	—	(411.7)	(411.7)	(0.2)	(411.9)
Total comprehensive loss						(338.0)	0.6	(337.4)
Balance, March 31, 2015	342.3	$9,810.3	$260.9	$(2,291.3)	$(1,327.6)	$6,452.3	$122.9	$6,575.2
____________________________________
On March 27, 2015, the Company completed, pursuant to an Underwriting Agreement dated March 17, 2015 with Deutsche Bank Securities Inc. on behalf of several underwriters, a registered offering in the United States of 7,286,432 of its common shares, no par value, at a price of $199.00 per common share, for aggregate gross proceeds of approximately $1.45 billion.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

In connection with the issuance of these new common shares, the Company incurred approximately $18 million of issuance costs, which has been reflected as reduction to the gross proceeds from the equity issuance. The proceeds of this offering were used to fund the Salix Acquisition. The Company granted the underwriters an option to purchase additional common shares equal to up to 15% of the common shares initially issued in the offering. This option was not exercised by the underwriters.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of March 31, 2015 and 2014, were as follows:

	Foreign Currency Translation Adjustment	Pension Adjustment	Total
Balance, January 1, 2014	$(170.3)	$37.5	$(132.8)
Foreign currency translation adjustment	(6.6)	—	(6.6)
Pension adjustment(1)	—	(0.6)	(0.6)
Balance, March 31, 2014	$(176.9)	$36.9	$(140.0)

Balance, January 1, 2015	$(886.5)	$(29.4)	$(915.9)
Foreign currency translation adjustment	(411.3)	—	(411.3)
Pension adjustment(1)	—	(0.4)	(0.4)
Balance, March 31, 2015	$(1,297.8)	$(29.8)	$(1,327.6)
____________________________________

(1)
Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (refer to note 10 titled "PENSION AN POSTRETIREMENT EMPLOYEE BENEFIT PLANS").

Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to reclassification adjustments were not material.

13.	INCOME TAXES
In the three-month period ended March 31, 2015, the Company recognized an income tax expense of $81 million, comprised of $80 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of $1 million related to Canadian income taxes. In the three-month period ended March 31, 2015, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax expense generated from the Company’s annualized mix of earnings by jurisdiction.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets is estimated to be $940 million as of March 31, 2015 and was $859 million as of December 31, 2014. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
As of March 31, 2015, the Company had $345 million of unrecognized tax benefits, which included $40 million relating to interest and penalties. Of the total unrecognized tax benefits, $106 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that a minimal amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2015, the Company had accrued $33 million for interest and $7 million for penalties.
The Company is currently under examination by the Canada Revenue Agency for three separate cycles: (a) years 2005 to 2006, (b) 2007 through 2009, and (c) 2010 through 2011. In February 2013, the Company received a proposed audit adjustment

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. The total proposed adjustment would result in a loss of tax attributes which are subject to a full valuation allowance and would not result in material change to the provision for income taxes.
The Company’s U.S. consolidated federal income tax return for the 2011 and 2012 tax years is currently under examination by the Internal Revenue Service. The Company remains under examination for various state tax audits in the U.S. for years 2002 to 2013. In addition, certain affiliates of the Company in other regions outside of Canada and the U.S. are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's financial statements.

14.	EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month periods ended March 31, 2015 and 2014 were calculated as follows:

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$73.7	$(22.6)

Basic weighted-average number of common shares outstanding	336.8	334.9
Diluted effect of stock options, RSUs and other(a)	6.6	—
Diluted weighted-average number of common shares outstanding	343.4	334.9

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.22	$(0.07)
Diluted	$0.21	$(0.07)
____________________________________

(a)
In the three-month period ended March 31, 2014, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

Three Months Ended March 31,
2014
Basic weighted-average number of common shares outstanding	334.9
Dilutive effect of stock options and RSUs	6.6
Diluted weighted-average number of common shares outstanding	341.5
In the three-month periods ended March 31, 2015 and 2014, stock options to purchase approximately 143,000 and 741,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

15.	LEGAL PROCEEDINGS
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
Governmental and Regulatory Inquiries
Legacy Biovail Matters
On May 16, 2008, Biovail Pharmaceuticals, Inc. (“BPI”), the Company’s former subsidiary, entered into a written plea agreement with the U.S. Attorney’s Office (“USAO”) for the District of Massachusetts whereby it agreed to plead guilty to violating the U.S. Anti-Kickback Statute and pay a fine of $22 million.
In addition, on May 16, 2008, the Company entered into a non-prosecution agreement with the USAO whereby the USAO agreed to decline prosecution of Biovail Corporation (“Biovail”) in exchange for continuing cooperation and a civil settlement agreement and pay a civil penalty of $2 million. A hearing before the U.S. District Court in Boston took place on September 14, 2009 and the plea was approved.
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
Civil Investigative Demand from the U.S. Federal Trade Commission
On May 2, 2012, Medicis Pharmaceutical Corporation ("Medicis") received a civil investigative demand from the FTC requiring that Medicis provide to the FTC information and documents relating to various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice, and other efforts principally relating to SOLODYN®. On June 7, 2013, Medicis received an additional civil investigative demand relating to such settlements, agreements and efforts. Medicis is cooperating with this investigative process. If, at the conclusion of this process, the FTC believes that any of the agreements or efforts violates antitrust laws, it could challenge Medicis through a civil administrative or judicial proceeding. If the FTC ultimately challenges the agreements, we would expect to vigorously defend any such action.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Securities
Allergan Securities Litigation
On August 1, 2014, Allergan Inc. ("Allergan") commenced the federal securities litigation in the U.S. District Court for the Central District of California against the Company, Valeant, Valeant’s subsidiary AGMS Inc. (“AGMS”), Pershing Square Capital Management, L.P. ("Pershing Square"), PS Management, GP, LLC, PS Fund 1, LLC (“PS Fund 1”) and William A. Ackman (Allergan, Inc. et al. v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-01214-DOC). The lawsuit alleged violations of Sections 13(d), 14(a), 14(e) and 20A of the Exchange Act and rules promulgated by the SEC under those Sections. On August 19, 2014, the Company, Valeant, AGMS, PS Fund 1 and William A. Ackman filed Counterclaims against Allergan and the members of the Allergan Board of Directors alleging violations of Sections 14(a), 14(e) and 20A of the Exchange Act and rules promulgated by the SEC under those Sections. On November 4, 2014, the Court denied in part and granted in part a motion filed by plaintiffs seeking a preliminary injunction. The Court directed the defendants to make certain additional disclosures, and otherwise denied the motion. On January 28, 2015, the plaintiffs filed an amended complaint, alleging that all defendants violated Section 14(e) of the Exchange Act and SEC rules under that section. The amended complaint also asserted violations of Sections 13(d) and Schedule 13D thereunder and Section 20A of the Exchange Act against Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman. On April 9, 2015, the parties filed a stipulation providing for the voluntary dismissal of all claims.
Allergan Shareholder Class Action
On December 16, 2014, Anthony Basile, filed a putative class action lawsuit against the Company, Valeant, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). The complaint alleges claims on behalf of a putative class of purchasers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants asserting violations of Sections 14(e) of the Exchange Act and rules promulgated by the SEC thereunder. The complaint also alleges violations of Section 20A of the Exchange Act against Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs. Defendants have not yet responded to the Complaint. The Company is reviewing these claims and intends to vigorously defend these matters.
Salix Shareholder Class Actions
Following the announcement of the execution of the Merger Agreement with Salix, six purported stockholder class actions were filed challenging the Salix Acquisition. All of the actions were filed in the Delaware Court of Chancery, and alleged claims against some or all of the board of directors of Salix (the “Salix Board”), the Company, Salix, Valeant and Sun Merger Sub, Inc. (“Sun Merger Sub”). On March 17, 2015, the Court consolidated the actions under the caption In re Salix Pharmaceuticals Shareholder Litigation (Court No. 10721-CB), and designated the complaint in one action to be the operative complaint. The operative complaint alleges generally that the members of the Salix Board breached their fiduciary duties to stockholders and that the other defendants aided and abetted such breaches, by seeking to sell Salix through an inadequate sale process and for inadequate consideration and by agreeing to allegedly preclusive deal protections. The complaint also alleges that the Form 14d-9 filed by Salix in connection with the Salix Acquisition contained inaccurate or materially misleading information about, among other things, the Salix Acquisition and the sales process leading up to the Merger Agreement. The complaint seeks, among other things, injunctive relief, including enjoining the proposed transaction, and unspecified attorneys’ and other fees and costs. On April 1, 2015, the defendants filed motions to dismiss the action. Those motions remain pending. The Company is vigorously defending this matter.
Antitrust
Solodyn® Antitrust Class Actions
On July 22, 2013, United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund, filed a civil antitrust class action complaint in the United States District Court for the Eastern District of Pennsylvania, Case No. 2:13-CV-04235-JCJ, against Medicis, the Company and various manufacturers of generic forms of Solodyn®, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn®.  The plaintiff further alleges that the defendants orchestrated a scheme to improperly restrain trade, and maintain, extend and abuse Medicis’ alleged monopoly power in the market for minocycline hydrochloride extended release

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

tablets to the detriment of plaintiff and the putative class of end-payor purchasers it seeks to represent, causing them to pay overcharges.  Plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleges that defendants have been unjustly enriched through their alleged conduct. Plaintiff seeks declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees.  Additional class action complaints making similar allegations against all defendants, including Medicis and the Company have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly-situated direct or end-payor purchasers of Solodyn® (Rochester Drug Co-Operative, Inc., Case No. 2:13-CV-04270-JCJ (E.D. Pa. filed July 23, 2013); Local 274 Health & Welfare Fund, Case No. 2:13-CV-4642-JCJ (E.D.Pa. filed Aug. 9, 2013); Sheet Metal Workers Local No. 25 Health & Welfare Fund, Case No. 2:13-CV-4659-JCJ (E.D. Pa. filed Aug. 8, 2013); Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund, Case No. 2:13-CV-5021-JCJ (E.D. Pa. filed Aug. 27, 2013); Heather Morgan, Case No. 2:13-CV-05097 (E.D. Pa. filed Aug. 29, 2013); Plumbers & Pipefitters Local 176 Health & Welfare Trust Fund, Case No. 2:13-CV-05105 (E.D. Pa. filed Aug. 30, 2013); Ahold USA, Inc., Case No. 1:13-cv-12225 (D. Mass. filed Sept. 9, 2013); City of Providence, Rhode Island, Case No. 2:13-cv-01952 (D. Ariz. filed Sept. 24, 2013); International Union of Operating Engineers Stationary Engineers Local 39 Health & Welfare Trust Fund, Case No. 1:13-cv-12435 (D. Mass. filed Oct. 2, 2013); Painters District Council No. 30 Health and Welfare Fund et al., Case No. 1:13-cv-12517 (D. Mass. filed Oct. 7, 2013); Man-U Service Contract Trust Fund, Case No. 13-cv-06266-JCJ (E.D. Pa. filed Oct. 25, 2013)).  On August 29, 2013, International Union of Operating Engineers Local 132 Health and Welfare Fund voluntarily dismissed the class action complaint it had originally filed on August 1, 2013, in the United States District Court for the Northern District of California, and on August 30, 2013, re-filed its class action complaint in the United States District Court for the Eastern District of Pennsylvania (Case No. 2:13-cv-05108). The International Union of Operating Engineers Local 132 Health and Welfare Fund complaint makes similar allegations against all defendants, including Medicis and the Company, and seeks similar relief, to the other end-payor plaintiff complaints.  On February 25, 2014, on a motion by Medicis and the Company, the Judicial Panel for Multidistrict Litigation (“JPML”) ordered that the cases pending outside the District of Massachusetts be transferred to the District of Massachusetts, with the consent of that court, for coordinated or consolidated pretrial proceedings with the actions already pending in that district.  The Multi-District Litigation (“MDL”), captioned In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, is now pending before U.S. District Judge Denise Casper.  Two additional end-payor actions have been filed in the District of Massachusetts since the February 25th centralization order:  Allied Services Division Welfare Fund, Case No. 1:14-cv-10786 (D. Mass. filed Mar. 14, 2014); and NECA-IBEW Welfare Trust Fund, Case No. 1:14-cv-11015 (D. Mass. filed Mar. 19, 2014).  These cases have been included in the pending MDL.  On September 12, 2014, the Direct Purchaser Plaintiffs and the End-Payor Plaintiffs each filed a consolidated amended class action complaint. The Direct Purchaser Plaintiffs, with the Defendants’ consent, subsequently filed a corrected amended complaint on September 22, 2014. On November 24, 2014, the Defendants jointly moved to dismiss the Direct Purchaser Plaintiffs’ and the End Payor Plaintiffs’ complaints.  Oral argument on the Defendants’ motion was held on March 12, 2015 and a decision is currently pending.  On March 26, 2015, and on April 6, 2015, two additional non-class action complaints were filed against Medicis in the Middle District of Pennsylvania by purported direct purchasers of Solodyn, making similar allegations and seeking similar relief to that sought in the other direct purchaser plaintiff complaints (Walgreen Co., et al. v. Medicis Pharmaceutical Corp.. No. 1:15-cv-00611-YK (M.D. Pa. filed March 26, 2015); Rite Aid Corp., et al. v. Medicis Pharmaceutical Corp., No. 1:15-cv-00673-YK (M.D. Pa. filed April 6, 2015)). On April 8, 2015, the JPML transferred the Walgreen complaint to the District of Massachusetts, where it is now included in the MDL. The Company intends to vigorously defend these actions.
Intellectual Property
AntiGrippin® Litigation
Two suits have been brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names. The first matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion (being approximately $50 million at the December 4, 2013 decision date). This charge was recognized in the fourth quarter of 2013 in Other (income) expense in the consolidated statements of income (loss). Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the reserve was reversed in the first quarter of 2014 in Other (income) expense in the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

consolidated statements of income (loss). Anvilab appealed the appeal court’s decision to the cassation court. On June 19, 2014, the cassation court resolved that the matter is within the jurisdiction of the Intellectual Property (IP) court in this instance. The hearing before the IP court was held on July 30, 2014 and August 1, 2014. The IP court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by Anvilab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. The court of first instance appointed an expert to provide a report on the claimed lost profit amount, which was provided on or about March 10, 2015. Hearings before the court of first instance in this matter were held on March 12, 2015 and April 9, 2015. Following the April 9, 2015 hearing, the court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion (being approximately $31 million as of the April 9, 2015 decision date). Natur Produkt intends to appeal this decision, both as to the merits and the quantum of damages, to the appeal court. At this time, the Company cannot predict the outcome of this appeal. Accordingly, the Company has not recognized a reserve as of March 31, 2015.
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
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States, including as arising from claims filed by the Company in connection with Notices of Paragraph IV Certification received from third parties respecting their pending ANDA applications for generic versions of certain products sold by or on behalf of the Company, including Prolensa®, Apriso® and Uceris®, or other similar suits. These matters are proceeding in the ordinary course.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed.  On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015 and a decision is pending. A date for the certification hearing has been tentatively scheduled for June 22, 2015. The Company denies the allegations being made and is vigorously defending this matter.
Product Liability Matters
MoistureLoc™ Product Liability Lawsuits
Currently, B&L has been served or is aware that it has been named as a defendant in approximately 321 currently active product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below, as well as in certain other U.S. state courts, on behalf of individuals who claim they suffered personal injury as a result of using a contact lens solution with MoistureLoc™. Two consolidated cases were established to handle MoistureLoc™ claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There are approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc™ caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. The appeal was argued January 20, 2015. The Court issued its decision on February 10, 2015, denying plaintiffs’ appeal to renew and affirming the lower court’s decision granting B&L’s motion for summary judgment regarding all remaining non-fusarium claims. On March 10, 2015, the plaintiffs filed their motion for leave to appeal this decision and B&L filed its opposition on March 26, 2015. A decision is expected on the motion for leave to appeal by the end of May 2015.
All matters under jurisdiction of the coordinated proceedings in the Federal District Court for the District of South Carolina have been dismissed, including individual actions for personal injury and a class action purporting to represent a class of consumers who suffered economic claims as a result of purchasing a contact lens solution with MoistureLoc™.
Currently, B&L has settled approximately 630 cases in connection with MoistureLoc™ product liability suits. All U.S.-based fusarium claims have now been resolved and there are two active fusarium claims involving claimants outside of the United States that remain pending. The parties in these active matters are involved in settlement discussions.
Salix Legal Proceedings
The following legal or other proceedings involving Salix had been commenced and were ongoing prior to the Salix Acquisition:
DOJ Subpoena
On February 1, 2013, Salix received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding sales and promotional practices for its Xifaxan®, Relistor® and Apriso® products. Salix and the Company are continuing to respond to the subpoena and intend to cooperate fully with the subpoena and related government investigation.
Salix SEC Investigation
The SEC is conducting an investigation into possible securities law violations by Salix relating to disclosures by Salix of inventory amounts in the distribution channel and related issues in press releases, on analyst calls and in Salix’s various SEC filings, as well as related accounting issues. Salix and the Company are cooperating with the SEC in its investigation, including through the provisions of documents to the SEC Enforcement Staff. We cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on Salix or the Company arising out of the SEC investigation.
Salix Securities Litigation
Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls.  Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)).  These two actions have been consolidated and an initial schedule has been set. Salix and the Company are vigorously defending this consolidated matter. A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed.

16.	SEGMENT INFORMATION
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
Segment Revenues and Profit
Segment revenues and profit for the three-month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Revenues:
Developed Markets(1)	$1,764.4	$1,421.8
Emerging Markets(2)	426.5	464.4
Total revenues	2,190.9	1,886.2

Segment profit:
Developed Markets(3)	636.0	439.3
Emerging Markets(4)	54.6	68.1
Total segment profit	690.6	507.4

Corporate(5)	(69.2)	(38.1)
Restructuring, integration and other costs	(55.0)	(133.6)
In-process research and development impairments and other charges	—	(12.0)
Acquisition-related costs	(9.8)	(1.5)
Acquisition-related contingent consideration	(7.1)	(8.9)
Other (expense) income	(6.1)	43.3
Operating income	543.4	356.6
Interest income	0.9	1.8
Interest expense	(297.8)	(246.5)
Loss on extinguishment of debt	(20.0)	(93.7)
Foreign exchange and other	(71.1)	(13.4)
Income before provision for income taxes	$155.4	$4.8
____________________________________

(1)	Developed Markets segment revenues reflect incremental product sales revenue in the three-month period ended March 31, 2015 from 2014 and 2015 acquisitions of $208 million, in the aggregate.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(2)	Emerging Markets segment revenues reflect incremental product sales revenue in the three-month period ended March 31, 2015 from 2014 acquisitions of $12 million, in the aggregate.

(3)
Developed Markets segment profit in the three-month period ended March 31, 2015 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $314 million, in the aggregate.

(4)
Emerging Markets segment profit in the three-month period ended March 31, 2015 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $76 million, in the aggregate.

(5)	Corporate reflects non-restructuring-related share-based compensation expense of $24 million and $15 million in the three-month periods ended March 31, 2015 and 2014, respectively.
Segment Assets
Total assets by segment as of March 31, 2015 and December 31, 2014 were as follows:

	As of March 31, 2015	As of December 31, 2014
Assets:
Developed Markets(1)	$30,106.2	$19,093.4
Emerging Markets(2)	6,025.1	6,332.9
	36,131.3	25,426.3
Corporate	2,434.6	926.7
Total assets	$38,565.9	$26,353.0
____________________________________

(1)
Developed Markets segment assets as of March 31, 2015 reflect the provisional amounts of identifiable intangible assets and goodwill of the 2015 acquisitions of $759 million and $42 million, in the aggregate, respectively.

(2)
Emerging Markets segment assets as of March 31, 2015 reflect the provisional amounts of identifiable intangible assets and goodwill of the 2015 acquisitions of $93 million and $9 million, in the aggregate, respectively.

17.	SUBSEQUENT EVENTS
Salix Merger
On April 1, 2015, the Company acquired Salix, pursuant to the Merger Agreement, among the Company, Valeant, Sun Merger Sub, Inc., a wholly owned subsidiary of Valeant (“Sun Merger Sub”), and Salix. The total enterprise value of the transaction is approximately $16 billion. Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of gastrointestinal (GI) disorders with a portfolio of over 20 marketed products, including Xifaxan®, Apriso®, Uceris®, and Relistor®.
In accordance with the terms of the Merger Agreement, Sun Merger Sub commenced a tender offer (the “Offer”) for all of Salix’s outstanding shares of common stock, par value $0.001 per share (the “Salix Shares”), at a purchase price of $173.00 per Salix Share, net to the holder in cash, without interest, less any applicable withholding taxes. The Offer expired on April 1, 2015, as scheduled. A sufficient number of Salix Shares were validly tendered in the Offer such that the minimum tender condition to the Offer was satisfied, and Sun Merger Sub accepted for payment all such tendered Salix Shares. Following the expiration of the Offer on April 1, 2015, Sun Merger Sub merged with and into Salix, with Salix surviving as a wholly owned subsidiary of Valeant (the “Merger”). The Merger was governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each Salix Share then outstanding was converted into the right to receive $173.00 in cash, without interest, less any applicable withholding taxes, except for Salix Shares then owned by the Company or Salix or their respective wholly-owned subsidiaries, which Salix Shares were cancelled for no consideration.
In connection with the Merger, each unexpired and unexercised option to purchase Salix Shares (the “Salix Options”), whether or not then exercisable or vested, was cancelled and, in exchange therefor, each former holder of any such cancelled Salix Option was entitled to receive, a payment in cash (subject to any applicable withholding or other taxes required by applicable law to be withheld) of an amount equal to the product of (i) the total number of Salix Shares previously subject to such Salix

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Option and (ii) the excess, if any, of $173.00 over the exercise price per Salix Share previously subject to such Salix Option. Each unvested Salix Share subject to forfeiture restrictions, repurchase rights or other restrictions (the “Salix Restricted Stock”) automatically became fully vested and was cancelled and, in exchange therefor, each former holder of such cancelled Salix Restricted Stock was entitled to receive, a payment in cash (subject to any applicable withholding or other taxes required by applicable law to be withheld) equal to $173.00 per share of Salix Restricted Stock.
The Salix Acquisition (including the Offer and the Merger), as well as related transactions and expenses, were funded through a combination of: (i) the proceeds from an issuance of senior unsecured notes that closed on March 27, 2015; (ii) the proceeds from the Incremental Term Loan Facilities (as described below); (iii) the proceeds from a registered offering of Valeant’s common shares in the United States that closed on March 27, 2015; and (iv) cash on hand.
For further information regarding the debt and equity issuances, see note 8 titled "LONG-TERM DEBT" and note 11 titled "SHAREHOLDERS' EQUITY", respectively.
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
Incremental Term Loan Facilities
Concurrently with the Salix Acquisition (described above), the Company obtained incremental term loan commitments in the aggregate principal amount of $5.15 billion (the "Incremental Term Loan Facilities") under its existing Credit Agreement. The Incremental Term Loan Facilities consist of (1) $1.00 billion of tranche A term loans (the "Series A-4 Tranche A Term Loan Facility"), which have not been drawn as of April 30, 2015, bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus a range between 0.75% and 1.25% or (ii) LIBO rate plus a range between 1.75% and 2.25%, in each case, depending on the Company's leverage ratio and having terms that are consistent with the Company's existing tranche A term loans, and (2) $4.15 billion of tranche B term loans (the "Series F Tranche B Term Loan Facility"), which were fully drawn in April 2015, bearing interest at a rate per annum equal to, at election of the Company, (i) the base rate plus a range between 2.00% and 2.25% or (ii) LIBO rate plus a range between 3.00% and 3.25%, depending on the Company's secured leverage ratio and subject to a 1.75% base rate floor and 0.75% LIBO rate floor, and having terms that are consistent with the Company's existing tranche B term loans. The Incremental Term Loan Facilities have an original issue discount of approximately $21 million.
The Series A-4 Tranche A Term Loan Facility matures on April 1, 2020 and amortizes quarterly commencing June 30, 2015 at the initial annual rate of 5%. The amortization schedule under the Series A-4 Tranche A Term Loan Facility will increase to 10% annually commencing June 30, 2016 and 20% annually commencing June 30, 2017, payable in quarterly installments. The Series F Tranche B Term Loan Facility matures on April 1, 2022 and amortizes quarterly commencing June 30, 2015 at an annual rate of 1%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended March 31, 2015 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
Additional information relating to the Company, including the 2014 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of April 30, 2015.
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
On April 1, 2015, we acquired Salix Pharmaceuticals, Ltd. (“Salix”), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the “Merger Agreement”). Subject to the terms and conditions set forth in the Merger Agreement, Salix became a wholly-owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), our subsidiary (the “Salix Acquisition”). Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of gastrointestinal (GI) disorders with a portfolio of over 20 marketed products, including Xifaxan®, Apriso®, Uceris®, and Relistor®. For further information regarding the Salix Acquisition, see note 17 to the unaudited consolidated financial statements.
Our strategy is to focus our business on core geographies and therapeutic classes that offer attractive growth opportunities while maintaining our lower selling, general and administrative cost model and decentralized operating structure. Within our chosen therapeutic classes and geographies, we primarily focus on durable products which have the potential for strong operating margins and sustainable organic growth. Further, we have completed numerous transactions over the past few years to expand our portfolio offering and geographic footprint, including, among others, the Salix Acquisition and the acquisition of Bausch & Lomb Holdings Incorporated ("B&L") in August 2013, and we will continue to pursue value-added business development opportunities as they arise. The growth of our business is further augmented through our lower risk, output-focused research and development model, which allows us to advance certain development programs to drive future commercial growth, while minimizing our research and development expense. We believe this strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value.
BUSINESS DEVELOPMENT
We have completed several transactions, including, among others, the Salix Acquisition (April 2015), the acquisition of the assets of Dendreon Corporation ("Dendreon") (February 2015) and the acquisition of certain products from Marathon Pharmaceuticals, LLC ("Marathon") (February 2015), as well as other smaller acquisitions. For further information regarding our acquisitions, see note 3 and note 17 to the unaudited consolidated financial statements.
RESTRUCTURING AND INTEGRATION
In connection with our acquisitions, we have implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and B&L businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, in connection with the acquisition of B&L, we have identified greater than $900 million of cost synergies on an annual run rate basis that were substantially achieved by the end of 2014. This amount does not include revenue synergies or the benefits of incorporating B&L’s operations into the Company’s corporate structure. We estimate that we will incur total costs of approximately $600 million (excluding the charges of $53 million described in note 4 to the unaudited consolidated financial statements) in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2014.
See note 4 to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our acquisition-related initiatives through March 31, 2015.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended March 31,
	2015	2014	Change
($ in millions, except per share data)	$	$	$	%
Revenues	2,190.9	1,886.2	304.7	16
Operating expenses	1,647.5	1,529.6	117.9	8
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	73.7	(22.6)	96.3	NM
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	0.22	(0.07)	0.29	NM
Diluted	0.21	(0.07)	0.28	NM
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $305 million, or 16%, to $2.19 billion in the first quarter of 2015, compared with $1.89 billion in the first quarter of 2014, primarily due to incremental product sales revenue of $220 million (which includes a negative foreign currency exchange impact of $4 million), in the aggregate, from all 2014 and 2015 acquisitions, partially offset by (i) a negative foreign currency impact on the existing business of $136 million in the first quarter of 2015 and (ii) a negative impact from divestitures and discontinuations of $71 million. Excluding the items described above, we realized incremental product sales revenue of $278 million in the first quarter of 2015 related to growth from the remainder of the existing business. The above changes in revenues are further described below under “Results of Operations — Revenues by Segment”.
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

	Three Months Ended March 31,
	2015	2014
($ in millions)	$	$
Gross product sales	3,250.0	2,450.5
Provisions to reduce gross product sales to net product sales	1,103.1	599.4
Net product sales	2,146.9	1,851.1
Percentage of provisions to gross sales	34%	24%
Provisions as a percentage of gross sales increased to 34% for the three months ended March 31, 2015 from 24% in the prior year period. The increase was driven by higher provisions for rebates, chargebacks, and returns, including managed care rebates for Jublia® and the co-pay assistance programs for launch products including Jublia®, Onexton™, and Retin-A Micro® Microsphere 0.08% (“RAM 0.08%”). The increase was also impacted by higher rebate percentages for sales to the U.S. government (including Wellbutrin XL®).
Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net income attributable to Valeant Pharmaceuticals International, Inc. was $74 million in the first quarter of 2015, compared with net loss attributable to Valeant Pharmaceuticals International, Inc. of $23 million in the first quarter of 2014, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $240 million in the first quarter of 2015, partially offset by (ii) an increase in operating expenses, driven mainly by an increase in selling, general and administrative expenses. The above changes are further described below under “Results of Operations”.
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

Revenues By Segment
The following table displays revenues by segment for the first quarters of 2015 and 2014, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2015		2014		Change
($ in millions)	$	%	$	%	$	%
Developed Markets	1,764.4	81	1,421.8	75	342.6	24
Emerging Markets	426.5	19	464.4	25	(37.9)	(8)
Total revenues	2,190.9	100	1,886.2	100	304.7	16

Total revenues increased $305 million, or 16%, to $2.19 billion in the first quarter of 2015. The growth in the Developed Markets was driven primarily by price, as significant volume increases in dermatology and eye health were offset by volume declines for certain neurology & other/generic products and for the Japan market. The growth in the Emerging Markets was driven entirely by volume, as price had a negative impact. The growth was mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $208 million (which includes a negative foreign currency exchange impact of $3 million), in the aggregate, from all 2014 and 2015 acquisitions, primarily from (i) the 2014 acquisition of PreCision Dermatology, Inc. ("PreCision") (mainly driven by Clindagel® product sales) and (ii) the 2015 acquisitions of certain assets of Marathon (mainly driven by Isuprel® and Nitropress® product sales) and assets of Dendreon (Provenge® product sales).

This factor was partially offset by:

•
a negative impact from divestitures and discontinuations of $63 million in first quarter of 2015, primarily driven by $56 million related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins; and

•
a negative foreign currency exchange impact on the existing business of $59 million in the first quarter of 2015 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Canadian dollar, Japanese yen, and Australian dollar.

Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $247 million in the first quarter of 2015. The growth reflected (1) higher sales of (i) Jublia® (launched in mid-2014), (ii) Targretin®, (iii) Virazole®, (iv) Arestin®, (v) the Carac® franchise, (vi) Lotemax®, (vii) Phenylephrine, (viii) the Retin-A® franchise (including the launch of RAM 0.08% in mid-2014), (ix) CeraVe®, and (x) Xenazine® and (2) higher sales from other recent product launches, including the launches of Biotrue® ONEday, Bausch + Lomb Ultra®, and Onexton™.
Emerging Markets segment:

•	the incremental product sales revenue of $12 million (which includes a negative foreign currency exchange impact of $1 million), in the aggregate, primarily from all 2014 acquisitions.
This factor was more than offset by:

•
a negative foreign currency exchange impact on the existing business of $77 million in the first quarter of 2015 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble, Polish zloty, Euro, Mexican peso, and Brazilian real; and

•	a negative impact from divestitures and discontinuations of $8 million in the first quarter of 2015, primarily from Latin America and Eastern Europe.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $32 million in the first quarter of 2015. The growth primarily reflected higher sales in Eastern Europe (primarily Poland) and Asia.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring, integration and acquisition-related costs, in-process research and development impairments and other charges and other expense (income), are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. In addition, a portion of share-based compensation is not allocated to segments, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.
The following table displays profit by segment for the first quarters of 2015 and 2014, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2015		2014		Change
($ in millions)	$	%(1)	$	%(1)	$	%
Developed Markets	636.0	36	439.3	31	196.7	45
Emerging Markets	54.6	13	68.1	15	(13.5)	(20)
Total segment profit	690.6	32	507.4	27	183.2	36
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
Total segment profit increased $183 million, or 36%, to $691 million in the first quarter of 2015, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in contribution of $164 million, in the aggregate, from all 2014 and 2015 acquisitions, primarily from sales of Marathon, Dendreon and PreCision products, including higher expenses for acquisition accounting adjustments related to inventory of $25 million, in the aggregate, in the first quarter of 2015; and

•
a favorable impact of $7 million related to the existing business acquisition accounting adjustments related to inventory in the first quarter of 2014 that did not similarly occur in the first quarter of 2015.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $78 million in first quarter of 2015, primarily associated with the acquisitions of new businesses within the segment;

•
a decrease in contribution related to divestitures and discontinuations of $50 million in the first quarter of 2015, primarily driven by $44 million related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins; and

•
a negative foreign currency exchange impact on the existing business contribution of $45 million in the first quarter of 2015 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Canadian dollar, Japanese yen, and Australian dollar.

Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $189 million in the first quarter of 2015. The growth reflected (1) higher sales of (i) Jublia® (launched in mid-2014), (ii) Targretin®, (iii) Virazole®, (iv) Arestin®, (v) the Carac® franchise, (vi) Lotemax®, (vii) Phenylephrine, (viii) the Retin-A® franchise (including the launch of RAM 0.08% in mid-2014), (ix) CeraVe®, and (x) Xenazine® and (2) higher sales from other recent product launches, including the launches of Biotrue® ONEday, Bausch + Lomb Ultra®, and Onexton™.
Emerging Markets segment:

•	a decrease in operating expenses (including amortization and impairments of finite-lived intangible assets) of $12 million in first quarter of 2015; and

•	an increase in contribution of $6 million, primarily from all 2014 acquisitions.
These factors were more than offset by:

•
a negative foreign currency exchange impact on the existing business contribution of $45 million in the first quarter of 2015 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble, Polish zloty, Euro, Mexican peso, and Brazilian real; and

•	a decrease in contribution related to divestitures and discontinuations of $5 million in the first quarter of 2015.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $19 million in the first quarter of 2015. The growth primarily reflected higher sales in Eastern Europe (primarily Poland) and Asia.

Operating Expenses
The following table displays the dollar amount of each operating expense category for the first quarters of 2015 and 2014, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2015		2014		Change
($ in millions)	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	560.4	26	504.1	27	56.3	11
Cost of other revenues	14.3	1	14.3	1	—	—
Selling, general and administrative	573.8	26	482.0	26	91.8	19
Research and development	55.8	3	61.3	3	(5.5)	(9)
Amortization and impairments of finite-lived intangible assets	365.2	17	355.2	19	10.0	3
Restructuring, integration and other costs	55.0	3	133.6	7	(78.6)	(59)
In-process research and development impairments and other charges	—	—	12.0	1	(12.0)	(100)
Acquisition-related costs	9.8	—	1.5	—	8.3	553
Acquisition-related contingent consideration	7.1	—	8.9	—	(1.8)	(20)
Other expense (income)	6.1	—	(43.3)	(2)	49.4	NM
Total operating expenses	1,647.5	75	1,529.6	81	117.9	8
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold increased $56 million, or 11%, to $560 million in the first quarter of 2015. As a percentage of revenue, Cost of goods sold decreased to 26% in the first quarter of 2015 as compared to 27% in the first quarter of 2014, primarily due to:

•
a favorable impact from Isuprel® and Nitropress® product sales (these products were acquired from Marathon in the first quarter of 2015), as such products have a higher gross profit margin than our overall margin. This is partially offset by a lower gross profit margin related to the Provenge® product which was acquired as part of the Dendreon acquisition in the first quarter of 2015; and

•
a favorable impact from product mix and geographic mix driven by growth in the U.S. businesses and recent dermatology product launches, including Jublia®, RAM 0.08%, and Onexton™. These products have a higher gross profit margin than our overall margin.

Those factors were partially offset by:

•	an unfavorable impact on gross margin from foreign currency exchange; and

•
the impact of incremental acquisition accounting adjustments of $19 million in the first quarter of 2015 primarily related to step-up for acquired inventory from the Marathon acquisition which was expensed in the first quarter of 2015 that did not similarly occur in the first quarter of 2014.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $92 million, or 19%, to $574 million in the first quarter of 2015. As a percentage of revenue, SG&A remained 26% in the first quarters of 2015 and 2014. SG&A was impacted primarily by (i) higher expenses of $63 million to support recent product launches in dermatology, including Jublia® and Onexton™, (ii) higher expenses of $25 million related to acquisitions, including Dendreon, and (iii) increased share-based compensation expense of $10 million primarily driven by new awards granted during the period and the impact of the accelerated vesting related to certain performance-based RSU awards, partially offset by (iv) lower expenses of $9 million related to the facial aesthetic fillers and toxins which were divested in the third quarter of 2014.
Research and Development Expenses
Research and development expenses decreased $6 million, or 9%, to $56 million in the first quarter of 2015, primarily due to incremental synergies from the acquisition of B&L which were realized after the first quarter of 2014 and lower spending on the Vesneo™ program (latanoprostene bunod) leading up to the new drug application (NDA) submission anticipated for the second quarter of 2015.
Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $10 million, or 3%, to $365 million in the first quarter of 2015, primarily due to amortization of all 2014 acquisitions and all 2015 acquisitions in the first quarter of 2015 (primarily the Marathon, PreCision, and Dendreon acquisitions) that did not similarly exist in the first quarter of 2014, partially offset by a decrease of $15 million in amortization of the facial aesthetic fillers and toxins assets which were divested in July 2014.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration and other costs of $55 million in the first quarter 2015, related to the Dendreon acquisition, as well as the B&L acquisition and other smaller acquisitions.
We recognized restructuring, integration and other costs of $134 million in the first quarter of 2014, related to the B&L and Solta Medical acquisitions, as well as other smaller acquisitions.
Refer to note 4 of notes to unaudited consolidated financial statements for further details.
In-Process Research and Development Impairments and Other Charges
In the first quarter of 2014, we recognized in-process research and development charges of $12 million related to an up-front payment made in connection with an amendment to a license and distribution agreement with a third party.
Acquisition-Related Contingent Consideration
In the first quarter of 2015, we recognized an acquisition-related contingent consideration loss of $7 million. The net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”).
In the first quarter of 2014, we recognized an acquisition-related contingent consideration loss of $9 million. The net loss was primarily driven by (i) changes in the estimated probability associated with potential milestone payments related to the acquisition of Targretin® from Eisai Inc. and (ii) fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement.
Other Expense (Income)
We recognized other income of $43 million in the first quarter of 2014, primarily due to the reversal of a $50 million reserve related to the AntiGrippin® litigation, partially offset by a $6 million charge recognized in the first quarter of 2014 related to a settlement of a preexisting relationship with respect to the acquisition of Solta Medical. Refer to note 15 and note 3 of notes to unaudited consolidated financial statements for further details related to the AntiGrippin® litigation and the acquisition of Solta Medical, respectively.
Non-Operating Income (Expense)

The following table displays the dollar amounts of each non-operating income or expense category in the first quarters of 2015 and 2014 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended March 31,
	2015	2014	Change
($ in millions; Income (Expense))	$	$	$	%
Interest income	0.9	1.8	(0.9)	(50)
Interest expense	(297.8)	(246.5)	(51.3)	21
Loss on extinguishment of debt	(20.0)	(93.7)	73.7	(79)
Foreign exchange and other	(71.1)	(13.4)	(57.7)	431
Total non-operating expense	(388.0)	(351.8)	(36.2)	10
Interest Expense
Interest expense increased $51 million, or 21%, to $298 million in the first quarter of 2015, primarily due to an increase of (i) $72 million related to financing costs associated with the commitment letter entered into in connection with the Salix Acquisition and (ii) $17 million related to the issuances of senior unsecured notes, partially offset by a decrease of (iii) $20 million related to the early redemptions of the 6.875% senior notes due 2018 (the "December 2018 Notes") in February 2015 and the 6.75% senior notes due 2017 in October 2014 and (iv) $15 million related to our term loans primarily driven by repayments.
As a result of the financing obtained in connection with the Salix Acquisition, we expect an increase in interest expense in the future. Refer to notes 8 and 17 of notes to unaudited consolidated financial statements for further details.
Loss on Extinguishment of Debt
In the first quarter of 2015, we recognized losses of $20 million related to the redemption of the December 2018 Notes in February 2015. Refer to note 8 of notes to unaudited consolidated financial statements for further details.
In the first quarter of 2014, we recognized losses of $94 million, related to the refinancing of our Series E tranche B term loan facility in February 2014.
Foreign Exchange and Other
In the first quarter of 2015, we recognized foreign exchange and other losses of $71 million primarily due to (1) a net foreign exchange loss of $48 million on intercompany loans, driven by a euro-denominated intercompany loan and (ii) the $27 million loss recognized in connection with the foreign currency forward-exchange contracts entered into in March 2015 (refer to note 5 of notes to unaudited consolidated financial statements for further details).
In the first quarter of 2014, we recognized foreign exchange and other losses of $13 million primarily due to the foreign exchange losses on intercompany loans.
Income Taxes
The following table displays the dollar amounts of the current and deferred provision for income taxes in the first quarters of 2015 and 2014 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2015	2014	Change
($ in millions; Expense (Income))	$	$	$	%
Current income tax expense	18.4	15.1	3.3	22
Deferred income tax expense	62.5	10.0	52.5	525
Total provision for income taxes	80.9	25.1	55.8	222
In the three-month period ended March 31, 2015, we recognized an income tax expense of $81 million, comprised of $80 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of $1 million related to Canadian income taxes. In the three-month period ended March 31, 2015, our effective tax rate was different from our statutory Canadian tax rate due to tax expense generated from our annualized mix of earnings by jurisdiction.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary sources of cash include: cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, funding ongoing operations, interest and principal payments, securities repurchases and restructuring activities. The following table displays cash flow information for the first quarters of 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
($ in millions)	$	$	$	%
Net cash provided by operating activities	491.1	484.3	6.8	1
Net cash used in investing activities	(11,240.5)	(384.1)	(10,856.4)	NM
Net cash provided by (used in) financing activities	12,306.3	(122.7)	12,429.0	NM
Effect of exchange rate changes on cash and cash equivalents	(15.1)	(1.5)	(13.6)	907
Net increase (decrease) in cash and cash equivalents	1,541.8	(24.0)	1,565.8	NM
Cash and cash equivalents, beginning of period	322.6	600.3	(277.7)	(46)
Cash and cash equivalents, end of period	1,864.4	576.3	1,288.1	224
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $7 million to $491 million in the first quarter of 2015, primarily due to:

•	the inclusion of cash flows in the first quarter of 2015 from all 2014 acquisitions;

•	incremental cash flows from the continued growth of the existing business, including new product launches; and

•	lower payments of $72 million related to restructuring, integration and other costs primarily due to payments in the first quarter of 2014 related to the acquisition of B&L.
Those factors were mostly offset by:

•
an increased investment in working capital of $167 million in the first quarter of 2015, primarily related to the impact of changes related to timing of payments and receipts in the ordinary course of business and the post-acquisition build up in accounts receivable for recent acquisitions where no accounts receivable balances were acquired.

Investing Activities
Net cash used in investing activities increased $10.86 billion to $11.24 billion in the first quarter of 2015, primarily due to:

•
an increase of $10.34 billion in restricted cash and cash equivalents related to the net proceeds on the issuance of the senior notes in the first quarter of 2015 which were utilized to fund the Salix Acquisition, as well as the related accrued interest deposited into escrow. See note 8 to the unaudited consolidated financial statements for additional information; and

•	an increase of $516 million, in the aggregate, related to higher purchases of businesses (net of cash acquired) and intangible assets, driven by the Dendreon and Marathon acquisitions.
Financing Activities
Net cash provided by financing activities was $12.31 billion in the first quarter of 2015, compared with the net cash used in financing activities of $123 million in the first quarter of 2014, reflecting an increase of $12.43 billion, primarily due to:

•
an increase due to the net proceeds of $10 billion related to the issuance of the senior notes in the first quarter of 2015, which were utilized to fund the Salix Acquisition (such proceeds were included as restricted cash and cash equivalents as of March 31, 2015 as explained above under "Investing Activities");

•	an increase due to the net proceeds of $1.43 billion related to the issuance of common stock in March 2015, which were utilized to fund the Salix Acquisition;

•	an increase due to the net proceeds of $992 million from the issuance of the 2023 Notes in the first quarter of 2015; and

•	an increase due to the net proceeds of $250 million related to the issuance of incremental term loans under the Series A-3 Tranche A Term Loan Facility in the first quarter of 2015.
Those factors were partially offset by:

•	a decrease due to $500 million paid in connection with the redemption of the December 2018 Notes in the first quarter of 2015.
See note 8 to the unaudited consolidated financial statements for additional information regarding the financing activities described above.
Debt and Liquidity
See note 8 and note 17 to the unaudited consolidated financial statements for detailed information regarding our long-term debt.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our senior secured credit facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $7.06 billion and total liabilities of $3.31 billion as of March 31, 2015, and net revenues of $653 million and net loss from operations of $16 million for the three-month period ended March 31, 2015.
Our primary sources of liquidity are our cash, cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have commitments approximating $70 million for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions, such as the additional debt and equity financing that was required in connection with the Salix Acquisition (see notes 8, 11, and 17 to the unaudited consolidated financial statements for information regarding the Salix Acquisition and the related debt and equity financing), or for other general corporate purposes. Our current corporate credit rating is Ba3 for Moody’s Investors Service and BB- for Standard and Poor’s. A downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of March 31, 2015, we were in compliance with all of our covenants related to our outstanding debt. As of March 31, 2015, our short-term portion of long-term debt totaled $123 million, in the aggregate. We believe our existing cash and cash generated from operations will be sufficient to cover our debt maturities as they become due.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest, as of March 31, 2015:

	Payments Due by Period
	Total	2015	2016 and 2017	2018 and 2019	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest(1)	35,874.1	930.5	3,961.1	7,553.6	23,428.9
___________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.
See note 17 to the unaudited consolidated financial statements for information related to additional debt transactions which closed in April 2015 (such transactions are not reflected in the table above).
There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading “Off-Balance Sheet Arrangements and Contractual Obligations” in the annual MD&A contained in the 2014 Form 10-K.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
On March 27, 2015, we issued 7,286,432 of our common shares, no par value, at a price of $199.00 per common share, under a registered offering in the United States in connection with the Salix Acquisition. See note 11 to the unaudited consolidated financial statements for additional information relating to the equity issuance.
At April 27, 2015, we had 342,479,119 outstanding common shares. In addition, as of April 27, 2015, we had outstanding 7,343,966 stock options and 800,276 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,638,237 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,973,203 common shares could be issued upon vesting of the performance-based RSUs outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our consolidated financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” in the annual MD&A contained in the 2014 Form 10-K.
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the recently issued new accounting guidance (not adopted as of March 31, 2015) is contained in note 2 to the unaudited consolidated financial statements.
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
 These forward-looking statements relate to, among other things: the expected benefits of our acquisitions and other transactions (including the acquisition of Salix), such as cost savings, operating synergies and growth potential of the Company; our business strategy, business plans and prospects, product pipleline, prospective products or product approvals, future performance or results of current and anticipated products; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
 Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

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

•
factors relating to our recent acquisition of Salix, including the impact of substantial additional debt on our financial condition and results of operations; our ability to effectively and efficiently integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this transaction; the challenges associated with entering into Salix's gastrointestinal (GI) business, which is a new business for our Company; our ability to reduce inventory levels of certain of Salix's products and the timing of such reduction; and, once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans;

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

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the recent instability in Russia, Ukraine and the Middle East);

•
economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

•	the introduction of generic competitors of our branded products;

•	our ability to obtain and maintain sufficient intellectual property rights over our products and defend against challenges to such intellectual property;

•	the expense, timing and outcome of legal proceedings, arbitrations, investigations and regulatory proceedings and settlements thereof;

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

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the U.S. Food and Drug Administration (the "FDA"), Health Canada and similar agencies in other countries (such as the anticipated approval by the FDA of Salix's Xifaxan® product for the indication of irritable bowel syndrome with diarrhea ("IBS-D")), legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

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

•
potential ramifications, including possible financial penalties, relating to Salix's restatement of its historical financial results and our ability to address historic weaknesses in Salix's internal control over financial reporting;

•	interruptions, breakdowns or breaches in our information technology systems; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

 Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this MD&A, as well as under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 1A. "Risk Factors" of this Form 10-Q and in the Company's other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the 2014 Form 10-K.
Interest Rate Risk
As of March 31, 2015, we had $17.78 billion and $6.92 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1.50 billion principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of March 31, 2015, including the debt denominated in Euros, was $20.00 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $877 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $672 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $48 million in our consolidated statements of income (loss) and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to note 15 to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The following risk factor relates to the Salix Acquisition.

We may not be successful in reducing wholesaler levels of certain of Salix’s products in the targeted timeframe under our remediation plan, which may adversely affect the Company’s revenues for longer than anticipated.

On November 6, 2014 (which was prior to the Salix Acquisition), Salix management disclosed that wholesaler inventory levels for its Xifaxan 550®, Apriso®, Glumetza® and Uceris® products were at approximately five to nine months. The Company is targeting to reduce wholesaler inventory levels of these Salix products to 1.5 months (which we believe is an appropriate level of inventory for these products given the prescription growth rates of these products and other relevant factors) at or before the end of 2015, based on expected future demand for these products. Our remediation plan is already underway and inventory levels of these products have been reduced from prior levels, as we work towards our target inventory levels.

In order to reduce wholesaler inventory levels of these products, we are selling to wholesalers amounts of such products that are estimated to be less than anticipated end user demand until the target levels are reached, which will result in a reduction of revenue and cash flows from such products.  Our ability to predictably and deliberately reduce these inventory levels will depend, in part, on our ability to accurately monitor wholesaler inventory levels and estimate wholesaler and end-user demand. While we have arrangements in place with our three largest wholesale distributors that should allow us to better monitor their inventory levels and estimate demand, for other wholesale distributors, with which we do not have such arrangements, we may not have sufficient insight or information to allow us to accurately estimate the inventory levels or demand of such distributors. Inaccurate estimates of wholesaler inventory or demand, or end-user demand, may delay our ability to reach our target wholesaler inventory levels. Any delays in our ability to reach our target wholesaler inventory levels may result in decreased revenues and cash flows for a longer period than anticipated.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three-month period ended March 31, 2015:

Period	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan(1)
				(In millions)
January 1, 2015 to January 31, 2015	—	$—	—	$2,000
February 1, 2015 to February 28, 2015	—	$—	—	$2,000
March 1, 2015 to March 31, 2015	222	$200.37	—	$2,000
__________________

(1)
On November 20, 2014, our Board of Directors authorized the repurchase of up to $2.0 billion of senior notes, common shares and/or other securities, subject to any restrictions in our financing agreements and applicable law (the “2014 Securities Repurchase Program”). The 2014 Securities Repurchase Program will terminate on November 20, 2015 or at such time as we complete our purchases. During the three-month period ended March 31, 2015, we did not make any repurchases of our senior notes or common shares under the 2014 Securities Repurchase Program.

(2)	Includes 222 shares purchased (subsequently cancelled) under the employee stock purchase program. Such purchases were not made under the 2014 Securities Repurchase Program.

(3)	The average price paid per share excludes any broker commissions.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

2.1**
Agreement and Plan of Merger, dated as of February 20, 2015, by and among Salix Pharmaceuticals, Ltd., Valeant Pharmaceuticals International, Sun Merger Sub, Inc. and, solely for the purposes set forth therein, Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 23, 2015, which is incorporated by reference herein.

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 16, 2015, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Sun Merger Sub, Inc. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 16, 2015, which is incorporated by reference herein.

4.1
Indenture, dated as of January 30, 2015, between Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 5.50% Senior Notes due 2023, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 30, 2015, which is incorporated by reference herein.

4.2
Indenture, dated as of March 27, 2015, between VRX Escrow Corp., the Bank of New York Mellon Trust Company, N.A., as trustee, registrar and US paying agent, and The Bank of New York Mellon, acting through its London branch, as the Euro paying agent, respecting the 5.375% senior unsecured notes due 2020 (the "2020 Notes"), the 5.875% senior unsecured notes due 2023 (the "May 2023 Notes"), the 4.50% senior unsecured notes due 2023 (the “Euro Notes”) and the 6.125% senior unsecured notes due 2025 (the "2025 Notes" and together with the 2020 Notes, the May 2023 Notes and the Euro Notes, the "Notes"), originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 27, 2015, which is incorporated by reference herein.

4.3
First Supplemental Indenture to the Indenture, dated as of March 27, 2015, between Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the Notes, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 27, 2015, which is incorporated by reference herein.

10.1
Successor Agent Agreement and Amendment No. 9 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, as amended, among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, the lenders party thereto and the agents party thereto (the “Third Amended and Restated Credit and Guaranty Agreement”), dated as of January 8, 2015, by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, Barclays Bank PLC, as the successor agent, and GSLP, originally filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.

10.2
Amendment No. 10 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 5, 2015, by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, and Barclays Bank PLC, as administrative and collateral agent, originally filed as Exhibit (b)(23) to the Company’s Tender Offer Statement on Schedule TO filed on March 4, 2015 on Amendment No. 1 to Schedule TO filed on March 6, 2015, which is incorporated by reference herein.

10.3
Joinder Agreement dated January 22, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the New Revolving Loan Commitment, originally filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.

10.4
Joinder Agreement dated January 22, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Additional Series A-3 Tranche A Term Loan Commitment, originally filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.

10.5*	Joinder Agreement dated April 1, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Series A-4 Tranche A Term Loan Facility.
10.6*	Joinder Agreement dated April 1, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Series F Tranche B Term Loan Facility.
10.7
Commitment Letter, dated as of February 20, 2015, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, HSBC Bank Canada, The Hongkong and Shanghai Banking Corporation Limited, HSBC Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Capital LLC, DNB Markets, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc., originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2015, which is incorporated by reference herein.

10.8
Amended and Restated Commitment Letter, dated as of March 8, 2015, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Island Branch, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, HSBC Bank Canada, The Hongkong and Shanghai Banking Corporation Limited, HSBC Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Capital LLC, DNB Markets, Inc., SunTrust Bank, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, RBC Capital Markets and Citigroup Global Markets Inc., originally filed as Exhibit (b)(24) to the Company’s Tender Offer Statement on Schedule TO filed on March 4, 2015 on Amendment No. 2 to Schedule TO filed on March 9, 2015, which is incorporated by reference herein.

10.9
Underwriting Agreement, dated March 17, 2015, among Valeant Pharmaceuticals International, Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., Mitsubishi UFJ Securities (USA) Inc., DNB Markets, Inc., Barclays Capital Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., originally filed as Exhibit 1.1 the Company’s Current Report on Form 8-K filed on March 18, 2015, which is incorporated by reference herein.

10.10†
Employment Agreement between Valeant Pharmaceuticals International, Inc. and J. Michael Pearson, dated as of January 7, 2015, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2015, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
____________________________________

*	Filed herewith.

**
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

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: April 30, 2015	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: April 30, 2015	/s/ HOWARD B. SCHILLER Howard B. Schiller Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1**
Agreement and Plan of Merger, dated as of February 20, 2015, by and among Salix Pharmaceuticals, Ltd., Valeant Pharmaceuticals International, Sun Merger Sub, Inc. and, solely for the purposes set forth therein, Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 23, 2015, which is incorporated by reference herein.

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 16, 2015, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Sun Merger Sub, Inc. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 16, 2015, which is incorporated by reference herein.

4.1
Indenture, dated as of January 30, 2015, between Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the 5.50% Senior Notes due 2023, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 30, 2015, which is incorporated by reference herein.

4.2
Indenture, dated as of March 27, 2015, between VRX Escrow Corp., the Bank of New York Mellon Trust Company, N.A., as trustee, registrar and US paying agent, and The Bank of New York Mellon, acting through its London branch, as the Euro paying agent, respecting the 5.375% senior unsecured notes due 2020 (the "2020 Notes"), the 5.875% senior unsecured notes due 2023 (the "May 2023 Notes"), the 4.50% senior unsecured notes due 2023 (the “Euro Notes”) and the 6.125% senior unsecured notes due 2025 (the "2025 Notes" and together with the 2020 Notes, the May 2023 Notes and the Euro Notes, the "Notes"), originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 27, 2015, which is incorporated by reference herein.

4.3
First Supplemental Indenture to the Indenture, dated as of March 27, 2015, between Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, respecting the Notes, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 27, 2015, which is incorporated by reference herein.

10.1
Successor Agent Agreement and Amendment No. 9 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, as amended, among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, the lenders party thereto and the agents party thereto (the “Third Amended and Restated Credit and Guaranty Agreement”), dated as of January 8, 2015, by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, Barclays Bank PLC, as the successor agent, and GSLP, originally filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.

10.2
Amendment No. 10 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 5, 2015, by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, and Barclays Bank PLC, as administrative and collateral agent, originally filed as Exhibit (b)(23) to the Company’s Tender Offer Statement on Schedule TO filed on March 4, 2015 on Amendment No. 1 to Schedule TO filed on March 6, 2015, which is incorporated by reference herein.

10.3
Joinder Agreement dated January 22, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the New Revolving Loan Commitment, originally filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.

10.4
Joinder Agreement dated January 22, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Additional Series A-3 Tranche A Term Loan Commitment, originally filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.

10.5*	Joinder Agreement dated April 1, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Series A-4 Tranche A Term Loan Facility.
10.6*	Joinder Agreement dated April 1, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Series F Tranche B Term Loan Facility.
10.7
Commitment Letter, dated as of February 20, 2015, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, HSBC Bank Canada, The Hongkong and Shanghai Banking Corporation Limited, HSBC Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Capital LLC, DNB Markets, Inc., SunTrust Bank and SunTrust Robinson Humphrey, Inc., originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2015, which is incorporated by reference herein.

10.8
Amended and Restated Commitment Letter, dated as of March 8, 2015, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Island Branch, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, HSBC Bank Canada, The Hongkong and Shanghai Banking Corporation Limited, HSBC Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Capital LLC, DNB Markets, Inc., SunTrust Bank, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, RBC Capital Markets and Citigroup Global Markets Inc., originally filed as Exhibit (b)(24) to the Company’s Tender Offer Statement on Schedule TO filed on March 4, 2015 on Amendment No. 2 to Schedule TO filed on March 9, 2015, which is incorporated by reference herein.

10.9
Underwriting Agreement, dated March 17, 2015, among Valeant Pharmaceuticals International, Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., Mitsubishi UFJ Securities (USA) Inc., DNB Markets, Inc., Barclays Capital Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., originally filed as Exhibit 1.1 the Company’s Current Report on Form 8-K filed on March 18, 2015, which is incorporated by reference herein.

10.10†
Employment Agreement between Valeant Pharmaceuticals International, Inc. and J. Michael Pearson, dated as of January 7, 2015, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2015, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
____________________________________

*	Filed herewith.

**
One or more exhibits or schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

†	Management contract or compensatory plan or arrangement.