Form 10-Q
period 2015-06-30
Valeant Pharmaceuticals International, Inc.
filed 2015-07-28
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Common shares, no par value — 342,788,885 shares outstanding as of July 22, 2015.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
These forward-looking statements relate to, among other things: the expected benefits of our acquisitions and other transactions (including the acquisition of Salix Pharmaceuticals, Ltd. (“Salix”)), such as cost savings, operating synergies and growth potential of the Company; our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, future performance or results of current and anticipated products; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation, investigations and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
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

•
factors relating to our recent acquisition of Salix, including the impact of substantial additional debt on our financial condition and results of operations; our ability to effectively and efficiently integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this transaction; the challenges associated with entering into Salix's gastrointestinal (GI) business, which is a new business for our Company; our ability to further reduce wholesaler inventory levels of certain of Salix's products and the timing of such reduction; and, once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans;

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

•
the expense, timing and outcome of legal proceedings, arbitrations, investigations, tax and other regulatory audits, and regulatory proceedings and settlements thereof (including the matters assumed as part of our acquisition of Salix);

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

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the U.S. Food and Drug Administration (the "FDA"), Health Canada and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

•	the results of continuing safety and efficacy studies by industry and government agencies;

•	ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the FDA, and the results thereof;

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 1A. "Risk Factors" of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and in the Company's other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of June 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$958.0	$322.6
Trade receivables, net	2,371.0	2,075.8
Inventories, net	1,229.5	950.6
Prepaid expenses and other current assets	1,075.3	650.8
Deferred tax assets, net	711.4	193.3
Total current assets	6,345.2	4,193.1
Property, plant and equipment, net	1,359.9	1,310.5
Intangible assets, net	23,149.7	11,255.9
Goodwill	17,233.1	9,346.4
Deferred tax assets, net	88.3	54.0
Other long-term assets, net	167.0	167.4
Total assets	$48,343.2	$26,327.3

Liabilities
Current liabilities:
Accounts payable	$415.8	$398.0
Accrued and other current liabilities	3,054.7	2,179.4
Acquisition-related contingent consideration	191.4	141.8
Current portion of long-term debt	590.9	0.9
Deferred tax liabilities, net	38.2	10.7
Total current liabilities	4,291.0	2,730.8
Acquisition-related contingent consideration	514.4	167.0
Long-term debt	30,290.2	15,228.0
Pension and other benefit liabilities	226.4	239.8
Liabilities for uncertain tax positions	101.2	102.6
Deferred tax liabilities, net	6,152.8	2,227.5
Other long-term liabilities	208.8	197.1
Total liabilities	41,784.8	20,892.8
Commitments and contingencies (Note 15)
Equity
Common shares, no par value, unlimited shares authorized, 342,769,031 and
334,402,964 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	9,880.8	8,349.2
Additional paid-in capital	234.0	243.9
Accumulated deficit	(2,387.9)	(2,365.0)
Accumulated other comprehensive loss	(1,291.5)	(915.9)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	6,435.4	5,312.2
Noncontrolling interest	123.0	122.3
Total equity	6,558.4	5,434.5
Total liabilities and equity	$48,343.2	$26,327.3

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Product sales	$2,695.0	$1,994.1	$4,841.9	$3,845.2
Other revenues	37.4	47.0	81.4	82.1
	2,732.4	2,041.1	4,923.3	3,927.3
Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	669.9	569.6	1,230.3	1,073.7
Cost of other revenues	15.2	16.0	29.5	30.3
Selling, general and administrative	685.5	515.7	1,259.3	997.7
Research and development	81.1	66.5	136.9	127.8
Amortization and impairments of finite-lived intangible assets	585.4	365.6	950.6	720.8
Restructuring, integration and other costs	143.4	142.1	198.4	275.7
In-process research and development impairments and other charges	12.3	8.4	12.3	20.4
Acquisition-related costs	9.5	0.6	19.3	2.1
Acquisition-related contingent consideration	11.7	1.9	18.8	10.8
Other expense (income)	176.9	(0.4)	183.0	(43.7)
	2,390.9	1,686.0	4,038.4	3,215.6
Operating income	341.5	355.1	884.9	711.7
Interest income	0.9	1.2	1.8	3.0
Interest expense	(412.7)	(241.2)	(710.5)	(487.7)
Loss on extinguishment of debt	—	—	(20.0)	(93.7)
Foreign exchange and other	5.6	3.4	(65.5)	(10.0)
Gain on investments, net	—	2.5	—	2.5
(Loss) income before (recovery of) provision for income taxes	(64.7)	121.0	90.7	125.8
(Recovery of) provision for income taxes	(13.1)	(1.0)	67.8	24.1
Net (loss) income	(51.6)	122.0	22.9	101.7
Less: Net income (loss) attributable to noncontrolling interest	1.4	(3.8)	2.2	(1.5)
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(53.0)	$125.8	$20.7	$103.2

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.15)	$0.38	$0.06	$0.31
Diluted	$(0.15)	$0.37	$0.06	$0.30

Weighted-average common shares (in millions)
Basic	344.4	335.3	340.5	335.1
Diluted	344.4	341.3	347.1	341.4

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(51.6)	$122.0	$22.9	$101.7
Other comprehensive income (loss)
Foreign currency translation adjustment	36.4	13.8	(375.1)	6.4
Unrealized gain on equity method investment, net of tax	—	18.5	—	18.5
Net unrealized holding gain on available-for-sale equity securities:
Arising in period	—	2.7	—	2.7
Pension and postretirement benefit plan adjustments	(0.5)	(0.6)	(0.9)	(1.2)
Other comprehensive income (loss)	35.9	34.4	(376.0)	26.4
Comprehensive (loss) income	(15.7)	156.4	(353.1)	128.1
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.2	(4.7)	1.8	(3.2)
Comprehensive (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(16.9)	$161.1	$(354.9)	$131.3

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Flows From Operating Activities
Net (loss) income	$(51.6)	$122.0	$22.9	$101.7
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	635.0	407.7	1,042.0	808.8
Amortization and write-off of debt discounts and debt issuance costs	92.7	11.3	103.2	23.5
In-process research and development impairments	12.3	0.4	12.3	0.4
Acquisition accounting adjustment on inventory sold	46.0	4.3	70.5	9.5
Acquisition-related contingent consideration	11.7	1.9	18.8	10.8
Allowances for losses on accounts receivable and inventories	14.6	16.0	26.8	35.6
Deferred income taxes	(50.1)	(21.4)	12.4	(11.4)
Additions (reductions) to accrued legal settlements	4.8	1.5	6.3	(47.3)
Payments of accrued legal settlements	(2.9)	(0.9)	(5.9)	(1.0)
Share-based compensation	25.9	15.6	60.9	40.4
Tax benefits from stock options exercised	(7.7)	—	(25.6)	(1.2)
Foreign exchange (gain) loss	(10.3)	(5.3)	65.6	7.3
Loss on extinguishment of debt	—	—	20.0	93.7
Payment of accreted interest on contingent consideration	(9.9)	(7.5)	(12.1)	(8.2)
Other	(2.7)	(3.7)	(9.9)	6.1
Changes in operating assets and liabilities:
Trade receivables	(241.8)	(53.7)	(308.8)	(83.8)
Inventories	(48.3)	(12.1)	(86.8)	(81.3)
Prepaid expenses and other current assets	(118.4)	24.8	(163.5)	29.0
Accounts payable, accrued and other liabilities	111.2	(124.9)	52.5	(72.3)
Net cash provided by operating activities	410.5	376.0	901.6	860.3

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(13,090.9)	(68.0)	(13,885.9)	(374.3)
Acquisition of intangible assets and other assets	(9.2)	(10.4)	(58.0)	(31.5)
Purchases of property, plant and equipment	(46.8)	(113.5)	(112.6)	(171.6)
Proceeds from sales and maturities of short-term investments	—	—	17.7	—
Net settlement of assumed derivative contracts	184.6	—	184.6	—
Settlement of foreign currency forward exchange contracts	(26.3)	—	(26.3)	—
Purchase of equity method investment	—	(75.9)	—	(75.9)
Decrease (increase) in restricted cash and cash equivalents (Note 8)	10,343.9	—	(5.2)	—
Other	(0.5)	1.4	—	2.8
Net cash used in investing activities	(2,645.2)	(266.4)	(13,885.7)	(650.5)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	4,921.4	49.3	16,925.8	408.4
Repayments of long-term debt	(247.9)	(120.3)	(1,358.2)	(554.2)
Repayments of convertible notes assumed	(3,122.8)	—	(3,122.8)	—
Issuance of common stock, net	—	—	1,433.7	—
Repurchases of common shares	(50.0)	—	(50.0)	—
Proceeds from exercise of stock options	7.6	3.6	22.1	7.1
Tax benefits from stock options exercised	7.7	—	25.6	1.2
Payment of employee withholding tax upon vesting of share-based awards	(45.6)	(8.8)	(61.5)	(36.5)
Payments of contingent consideration	(68.7)	(72.5)	(81.0)	(82.2)
Payments of financing costs	(75.1)	(0.2)	(101.7)	(8.6)
Other	(1.3)	(7.7)	(0.4)	(14.5)
Net cash provided by (used in) financing activities	1,325.3	(156.6)	13,631.6	(279.3)
Effect of exchange rate changes on cash and cash equivalents	3.0	1.9	(12.1)	0.4
Net (decrease) increase in cash and cash equivalents	(906.4)	(45.1)	635.4	(69.1)
Cash and cash equivalents, beginning of period	1,864.4	576.3	322.6	600.3
Cash and cash equivalents, end of period	$958.0	$531.2	$958.0	$531.2

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent and deferred consideration obligations at fair value	$(387.7)	$(27.4)	$(674.6)	$(49.1)
Acquisition of businesses, debt assumed	(3,123.1)	—	(3,123.1)	(4.0)

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
On April 1, 2015, the Company acquired Salix Pharmaceuticals, Ltd. ("Salix"), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the "Merger Agreement"), with Salix surviving as a wholly owned subsidiary of Valeant Pharmaceuticals International ("Valeant"), a subsidiary of the Company (the "Salix Acquisition").
For further information regarding the Salix Acquisition, including the related financing, see Note 3, Note 8 and Note 11.

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
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and all annual and interim periods thereafter. As permitted, the Company early-adopted this guidance in the second quarter of 2015. The adoption of this guidance, which was applied retrospectively and impacted presentation only, resulted in a reclassification of $26 million as of December 31, 2014 from Other long-term assets, net to Long-term debt (treated as a deduction to Long-term debt) on the consolidated balance sheet. There was no impact on the Company's results of operations. The Company will continue to present debt issuance costs associated with revolving-debt arrangements within Other long-term assets, net.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2015

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted but not before the annual reporting period (and interim reporting period) beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
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
In February 2015, the FASB issued guidance which amends certain consolidation requirements. The new guidance has the following stipulations, among others: (i) eliminates the presumption that a general partner should consolidate a limited partnership and eliminates the consolidation model specific to limited partnerships, (ii) clarifies when fees paid to a decision maker should be a factor to include in the consolidation of variable interest entities (“VIEs”), (iii) amends the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs, and (iv) reduces the number of VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early application is permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations, as well as its disclosures.
In July 2015, the FASB issued guidance which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

3.	BUSINESS COMBINATIONS
The Company’s business strategy involves selective acquisitions with a focus on core geographies and therapeutic classes.
(a) Business combinations in 2015 included the following:
Salix
Description of the Transaction
On April 1, 2015, the Company acquired Salix, pursuant to the Merger Agreement, among the Company, Valeant, Sun Merger Sub, Inc., a wholly owned subsidiary of Valeant (“Sun Merger Sub”), and Salix. Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

gastrointestinal (GI) disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, and Relistor®.
In accordance with the terms of the Merger Agreement, Sun Merger Sub commenced a tender offer (the “Offer”) for all of Salix’s outstanding shares of common stock, par value $0.001 per share (the “Salix Shares”), at a purchase price of $173.00 per Salix Share, net to the holder in cash, without interest, less any applicable withholding taxes. The Offer expired on April 1, 2015, as scheduled. A sufficient number of Salix Shares were validly tendered in the Offer such that the minimum tender condition to the Offer was satisfied, and Sun Merger Sub accepted for payment all such tendered Salix Shares. Following the expiration of the Offer on April 1, 2015, Sun Merger Sub merged with and into Salix, with Salix surviving as a wholly owned subsidiary of Valeant (the “Merger”). The Merger was governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each Salix Share then outstanding was converted into the right to receive $173.00 in cash, without interest, less any applicable withholding taxes, except for Salix Shares then owned by the Company or Salix or their respective wholly owned subsidiaries, which Salix Shares were cancelled for no consideration.
In connection with the Merger, each unexpired and unexercised option to purchase Salix Shares (the “Salix Options”), whether or not then exercisable or vested, was cancelled and, in exchange therefor, each former holder of any such cancelled Salix Option was entitled to receive, a payment in cash (subject to any applicable withholding or other taxes required by applicable law to be withheld) of an amount equal to the product of (i) the total number of Salix Shares previously subject to such Salix Option and (ii) the excess, if any, of $173.00 over the exercise price per Salix Share previously subject to such Salix Option. Each unvested Salix Share subject to forfeiture restrictions, repurchase rights or other restrictions (the “Salix Restricted Stock”) automatically became fully vested and was cancelled and, in exchange therefor, each former holder of such cancelled Salix Restricted Stock was entitled to receive, a payment in cash (subject to any applicable withholding or other taxes required by applicable law to be withheld) equal to $173.00 per share of Salix Restricted Stock.
The Salix Acquisition (including the Offer and the Merger), as well as related transactions and expenses, were funded through a combination of: (i) the proceeds from an issuance of senior unsecured notes that closed on March 27, 2015; (ii) the proceeds from incremental term loan commitments; (iii) the proceeds from a registered offering of Valeant’s common shares in the United States that closed on March 27, 2015; and (iv) cash on hand.
For further information regarding the debt and equity issuances, see Note 8 and Note 11, respectively.
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the Salix Acquisition:

(In millions except per share data)	Conversion Calculation	Fair Value
Number of shares of Salix common stock outstanding as of acquisition date	64.3
Multiplied by Per Share Merger Consideration	$173.00	$11,123.9
Number of outstanding stock options of Salix cancelled and exchanged for cash(a)	0.1	10.1
Number of outstanding restricted stock of Salix cancelled and exchanged for cash(a)	1.1	195.0
		11,329.0
Less: Cash consideration paid for Salix’s restricted stock that was accelerated at the closing of the Salix Acquisition(a)		(164.5)
Add: Payment of Salix’s Term Loan B Credit Facility(b)		1,125.2
Add: Payment of Salix’s 6.00% Senior Notes due 2021(b)		842.3
Total fair value of consideration transferred		$13,132.0
___________________________________

(a)
The purchase consideration paid to holders of Salix stock options and restricted stock attributable to pre-combination services was included as a component of purchase price. Purchase consideration of $165 million paid for outstanding restricted stock that was accelerated by the Company in connection with the Salix Acquisition was excluded from purchase price and accounted for as post-combination expense within Other expense (income) in the second quarter of 2015.

(b)
The repayment of Salix’s Term Loan B Credit Facility has been reflected as part of the purchase consideration as the debt was repaid concurrently with the consummation of the Salix Acquisition and was not assumed by the Company as part of the acquisition. Similarly, the redemption of Salix’s 6.00%

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Senior Notes due 2021 has been reflected as part of the purchase consideration as the indenture governing the 6.00% Senior Notes due 2021 was satisfied and discharged concurrently with the consummation of the Salix Acquisition and was not assumed by the Company as part of the acquisition.
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

Amounts Recognized as of Acquisition Date
Cash and cash equivalents	$113.7
Inventories(a)	233.2
Other assets(b)	1,400.3
Property, plant and equipment, net	24.3
Identifiable intangible assets, excluding acquired IPR&D(c)	6,756.3
Acquired IPR&D(d)	5,366.8
Current liabilities(e)	(1,764.2)
Contingent consideration, including current and long-term portion(f)	(327.9)
Long-term debt, including current portion(g)	(3,123.1)
Deferred income taxes, net(h)	(3,512.0)
Other non-current liabilities	(7.3)
Total identifiable net assets	5,160.1
Goodwill(i)	7,971.9
Total fair value of consideration transferred	$13,132.0
________________________

(a)	Includes an estimated fair value step-up adjustment to inventory of $108 million.

(b)
Primarily includes an estimated fair value of $1.27 billion to record the capped call transactions and convertible bond hedge transactions that were entered into by Salix prior to the Salix Acquisition in connection with its 1.5% Convertible Senior Notes due 2019 and 2.75% Convertible Senior Notes due 2015. These instruments were settled on the date of the Salix Acquisition and, as such, the fair value was based on the settlement amounts. Other current assets also includes an estimated insurance recovery of $80 million, based on estimated fair value, related to the legal matters discussed in (e) below.

(c)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	10	$6,088.3
Corporate brand	20	668.0
Total identifiable intangible assets acquired	11	$6,756.3

(d)
A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired in-process research and development (“IPR&D”) assets from a market participant perspective. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project, and the Company used risk-adjusted discount rates of 10%-11% to present value the projected cash flows.

The IPR&D assets primarily relate to Xifaxan® 550 mg for the treatment of irritable bowel syndrome with diarrhea (new indication) in adults ("Xifaxan IBS-D"). In determining the fair value of Xifaxan IBS-D ($4.79 billion as of the acquisition date), the Company assumed material cash inflows would

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

commence in 2015. In May 2015, Xifaxan IBS-D received approval from the U.S. Food and Drug Administration (the "FDA"), and, accordingly, such asset has been reclassified to an amortizable intangible asset as of the approval date and is being amortized over a period of 10 years.
Other IPR&D assets include, among others, Oral Relistor® for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain and Xifaxan® for the treatment of early decompensated liver cirrhosis. In determining the fair value of these two programs, the Company (i) estimated that it will incur development costs of approximately $90 million, in the aggregate, to complete development, and (ii) assumed material cash inflows for the Oral Relistor® and Xifaxan® programs would commence in 2017 and 2018, respectively. On June 23, 2015, the Company announced that it had submitted a New Drug Application to the FDA for Oral Relistor®.

(e)
Primarily includes an estimated fair value of $1.08 billion to record the warrant transactions that were entered into by Salix prior to the Salix Acquisition in connection with its 1.5% Convertible Senior Notes due 2019 (these instruments were settled on the date of the Salix Acquisition and, as such, the fair value was based on the settlement amounts), as well as accruals for (i) the estimated fair value of $336 million (exclusive of the related insurance recovery described in (b) above) for potential losses and related costs associated with legal matters relating to the legacy Salix business (See Note 15 for additional information regarding these legal matters) and (ii) product returns and rebates of $251 million.

(f)
The contingent consideration consists of potential payments to third parties including developmental milestone payments due upon specified regulatory achievements, commercialization milestones contingent upon achieving specified targets for net sales, and royalty-based payments. The range of potential milestone payments (excluding royalty-based payments) is from nil if none of the milestones are achieved to a maximum of up to approximately $650 million (the majority of which relates to sales-based milestones) over time if all milestones are achieved, in the aggregate, to third parties, including up to $250 million in developmental and sales-based milestones to Progenics Pharmaceuticals, Inc. related to Relistor® (including Oral Relistor®), and various other developmental and sales-based milestones. The total fair value of the contingent consideration of $328 million (including current portion of $11 million) as of the acquisition date was determined using probability-weighted discounted cash flows. Refer to Note 5 for additional information regarding contingent consideration.

(g)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

Amounts Recognized as of Acquisition Date
1.5% Convertible Senior Notes due 2019(1)	$1,837.1
2.75% Convertible Senior Notes due 2015(1)	1,286.0
Total long-term debt assumed	$3,123.1
____________________________________

(1)	The Company subsequently redeemed these amounts in full in the second quarter of 2015, except for a nominal amount of the 1.5% Convertible Senior Notes due 2019.

(h)	Comprises deferred tax assets ($237 million) and deferred tax liabilities ($3.75 billion).

(i)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•	the Company’s expectation to develop and market new product brands, product lines and technology;

•	cost savings and operating synergies expected to result from combining the operations of Salix with those of the Company;

•
the value of the continuing operations of Salix’s existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, Salix’s assembled workforce).
The provisional amount of goodwill has been allocated to the Company’s Developed Markets segment.
Acquisition-Related Costs
The Company has incurred to date $13 million of transaction costs directly related to the Salix Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of Salix
The revenues of Salix for the period from the acquisition date to June 30, 2015 were $313 million and net loss was $200 million. The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs.
Other Business Combinations (excluding the Salix Acquisition)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Description of the Transactions
In the six-month period ended June 30, 2015, the Company completed other business combinations, which included the February 23, 2015 acquisition of the assets of Dendreon Corporation ("Dendreon") and the February 10, 2015 acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon"), as well as other smaller acquisitions, for an aggregate purchase price of $1.07 billion. The Dendreon acquisition was completed via a "stalking horse bid" in a sales process conducted under the U.S. Bankruptcy Code for a purchase price of $415 million, net of cash received ($495 million less cash received of $80 million). The purchase price includes approximately $50 million in stock consideration, and such shares were issued in June 2015. The assets acquired from Dendreon included the worldwide rights to the Provenge® product (an immunotherapy treatment designed to treat men with advanced prostate cancer). The assets acquired from Marathon comprised a portfolio of hospital products, including Nitropress®, Isuprel®, Opium Tincture, Pepcid®, Seconal® Sodium, Amytal® Sodium, and Iprivask® for an aggregate purchase price of $286 million (which is net of a $64 million assumed liability owed to a third party which is reflected in the table below).
The other business combinations (excluding the Salix Acquisition described earlier) completed during the six-month period ended June 30, 2015 included contingent consideration arrangements with an aggregate acquisition date fair value of $112 million, primarily driven by the contingent consideration liability assumed as part of the acquisition of certain assets of Marathon (as described further below).
The smaller acquisitions not specifically identified above are not material individually or in the aggregate. The Dendreon and Marathon acquisitions, as well as the other smaller acquisitions, are included in the aggregated amounts presented below.
Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. The following recognized amounts related to the Dendreon and Marathon acquisition, as well as certain smaller acquisitions, are provisional and subject to change:

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of June 30, 2015 (as adjusted)
Cash	$81.1	$—	$81.1
Accounts receivable(b)	25.4	—	25.4
Inventories	107.3	(0.3)	107.0
Other current assets	18.1	—	18.1
Property, plant and equipment	72.1	(14.3)	57.8
Identifiable intangible assets, excluding acquired IPR&D(c)	874.7	7.4	882.1
Acquired IPR&D	25.5	(1.5)	24.0
Other non-current assets	1.2	—	1.2
Deferred tax asset, net	5.8	3.2	9.0
Current liabilities(d)	(92.8)	—	(92.8)
Non-current liabilities(d)	(96.0)	—	(96.0)
Total identifiable net assets	1,022.4	(5.5)	1,016.9
Goodwill(e)	55.9	(0.9)	55.0
Total fair value of consideration transferred	$1,078.3	$(6.4)	$1,071.9
________________________

(a)
The measurement period adjustments primarily relate to the Dendreon acquisition and reflect: (i) a reduction in the estimated fair value of property, plant and equipment driven by further assessment of the fair value of a manufacturing facility, (ii) refinements of the estimated fair value of intangible assets, and (iii) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The gross contractual amount of trade accounts receivable acquired was $25 million, of which the Company expects a nominal amount will be uncollectible.

(c)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of June 30, 2015 (as adjusted)
Product brands	7	$603.3	$0.5	$603.8
Product rights	3	42.6	0.4	43.0
Partner relationships	8	7.8	—	7.8
Technology/know-how	10	219.0	6.5	225.5
Other	6	2.0	—	2.0
Total identifiable intangible assets acquired	8	$874.7	$7.4	$882.1

(d)
As part of the Marathon acquisition, the Company assumed a contingent consideration liability related to potential payments for Isuprel® and Nitropress®, the amounts of which are dependent on the timing of generic entrants for these products. The fair value of the liability as of the acquisition date was determined using probability-weighted projected cash flows, with $41 million classified in Current liabilities and $46 million classified in Non-current liabilities in the table above. As of June 30, 2015, the assumptions used for determining the fair value of the contingent consideration liability have not changed significantly from those used as of the acquisition date. During the second quarter of 2015, the Company made contingent consideration payments of $6 million related to the Marathon acquisition.

(e)
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
Acquisition-Related Costs

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The Company has incurred to date $7 million, in the aggregate, of transaction costs directly related to these business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Income
The revenues of these business combinations for the period from the respective acquisition dates to June 30, 2015 were $366 million, in the aggregate, and net income was $91 million, in the aggregate. The net income includes the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2014 included the following:
In the year ended December 31, 2014, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $1.42 billion. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $133 million.

•
On July 7, 2014, the Company acquired all of the outstanding common stock of PreCision Dermatology, Inc. (“PreCision”) for an aggregate purchase price of $459 million. Under the terms of the merger agreement, the Company agreed to pay contingent consideration of $25 million upon the achievement of a sales-based milestone for 2014. The fair value of this contingent consideration was determined to be nominal as of the acquisition date, based on the sales forecast. As the sales-based milestone was not achieved, no such payment was made. The Company recognized a post-combination expense of $20 million within Other (income) expense in the third quarter of 2014 related to the acceleration of unvested stock options for PreCision employees. In connection with the acquisition of PreCision, the Company was required by the Federal Trade Commission (“FTC”) to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products. PreCision develops and markets a range of medical dermatology products, treating a number of topical disease states such as acne and atopic dermatitis with products such as Locoid® and Clindagel®.

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

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. The following recognized amounts related to certain smaller acquisitions are provisional and subject to change:

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of June 30, 2015 (as adjusted)
Cash and cash equivalents	$33.6	$1.1	$34.7
Accounts receivable(b)	87.7	(5.9)	81.8
Assets held for sale(c)	125.7	(0.8)	124.9
Inventories	170.4	(15.8)	154.6
Other current assets	19.1	(4.8)	14.3
Property, plant and equipment, net	58.5	2.7	61.2
Identifiable intangible assets, excluding acquired IPR&D(d)	697.2	14.6	711.8
Acquired IPR&D(e)	65.8	(2.8)	63.0
Other non-current assets	4.0	(2.1)	1.9
Current liabilities	(152.0)	(21.8)	(173.8)
Long-term debt, including current portion	(11.2)	—	(11.2)
Deferred income taxes, net	(116.0)	40.5	(75.5)
Other non-current liabilities	(13.4)	(0.1)	(13.5)
Total identifiable net assets	969.4	4.8	974.2
Noncontrolling interest	(15.0)	0.3	(14.7)
Goodwill(f)	410.4	46.1	456.5
Total fair value of consideration transferred	$1,364.8	$51.2	$1,416.0
________________________

(a)
The measurement period adjustments primarily reflect: (i) a net increase in the fair value of contingent consideration related to smaller acquisitions based on assessment of probability and timing assumptions for potential milestone payments, related to factors that existed as of the respective acquisition dates, (ii) a decrease in the net deferred tax liability primarily related to the PreCision and Solta Medical acquisitions, (iii) an increase in current liabilities primarily related to the PreCision acquisition and other smaller acquisitions, and (iii) a decrease in inventory primarily related to the Solta Medical acquisition and other smaller acquisitions. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(b)	The fair value of trade accounts receivable acquired was $82 million, with the gross contractual amount being $88 million, of which the Company expects that $6 million will be uncollectible.

(c)
Assets held for sale relate to the Tretin-X® product rights and the product rights for the generic tretinoin gel and cream products acquired in the PreCision acquisition, which were subsequently divested in the third quarter of 2014.

(d)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of June 30, 2015 (as adjusted)
Product brands	10	$506.0	$(1.7)	$504.3
Product rights	8	95.2	(3.3)	91.9
Corporate brand	15	28.9	1.7	30.6
In-licensed products	9	1.5	(0.3)	1.2
Partner relationships	9	37.5	4.2	41.7
Other	9	28.1	14.0	42.1
Total identifiable intangible assets acquired	10	$697.2	$14.6	$711.8

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
The provisional amount of goodwill from the PreCision acquisition has been allocated to the Company’s Developed Markets segment ($194 million). The amount of goodwill from the Solta Medical acquisition has been allocated to both the Company’s Developed Markets segment ($56 million) and Emerging Markets segment ($38 million).
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and six-month periods ended June 30, 2015 and 2014, as if the 2015 acquisitions had occurred as of January 1, 2014 and the 2014 acquisitions had occurred as of January 1, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$2,732.4	$2,595.7	$4,883.7	$5,055.1
Net loss attributable to Valeant Pharmaceuticals International, Inc.	(24.9)	(51.7)	(329.6)	(353.8)

Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.07)	$(0.15)	$(0.96)	$(1.03)
Diluted	$(0.07)	$(0.15)	$(0.96)	$(1.03)
Pro forma revenues in the three-month and six-month periods ended June 30, 2015 as compared to the three-month and six-month periods ended June 30, 2014 were impacted by the following:

•	growth from the existing business, including the impact of recent product launches;

•	negative foreign currency exchange impact; and

•	lower sales resulting from the July 2014 divestiture of facial aesthetic fillers and toxins.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the three-month and six-month periods ended June 30, 2015, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month and six-month periods ended June 30, 2015, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2015 acquisitions and the 2014 acquisitions been completed on January 1, 2014 and January 1, 2013, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of the historical intangible asset amortization expense of these acquisitions;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	adjustments to depreciation expense related to fair value adjustments to property, plant and equipment acquired;

•	additional interest expense associated with financing obtained by the Company in connection with the Salix Acquisition; and

•
the exclusion from pro forma earnings in the three-month and six-month periods ended June 30, 2015 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $45 million

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

and $3 million for the three-month periods ended June 30, 2015 and 2014, $69 million and $8 million for the six-month periods ended June 30, 2015 and 2014, and the acquisition-related costs incurred for these acquisitions, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.
In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
In connection with the Salix Acquisition, the Bausch & Lomb Holdings Incorporated (“B&L”) acquisition (the "B&L Acquisition"), as well as other acquisitions, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

•	workforce reductions across the Company and other organizational changes;

•	closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

•	leveraging research and development spend; and/or

•	procurement savings.
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $300 million in connection with the cost-rationalization and integration initiatives relating to the Salix Acquisition, which we expect to substantially complete by mid 2016. Since the acquisition date, total costs of $124 million have been incurred through June 30, 2015, including (i) $82 million of restructuring expenses, (ii) $29 million of integration expenses, and (iii) $13 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 400 employees of the Company and Salix who have been or will be terminated as a result of the Salix Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that do not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.
Salix Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the Salix Acquisition since the acquisition date through June 30, 2015:

	Severance and Related Benefits	IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs	Total
Balance, January 1, 2015	$—	$—	$—	$—
Costs incurred and/or charged to expense	82.4	—	—	82.4
Cash payments	(25.7)	—	—	(25.7)
Non-cash adjustments	2.2	—	—	2.2
Balance, June 30, 2015	$58.9	$—	$—	$58.9
Salix Integration Costs
As mentioned above, the Company has incurred $29 million of integration costs related to the Salix Acquisition since the acquisition date, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $16 million related to Salix integration costs since the acquisition date.
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimated that it will incur total costs of approximately $600 million (excluding charges of $53 million described under the table below) in connection with the cost-rationalization and integration initiatives relating to the B&L Acquisition, which were substantially completed by the end of 2014. However, restructuring and integration costs of $8 million, in the aggregate, have been incurred in 2015. Since the acquisition date, total costs of $577 million (including $52 million related

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland, as described below) were incurred through June 30, 2015, including (i) $307 million of restructuring expenses, (ii) $257 million of integration expenses, and (iii) $13 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 3,000 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.
B&L Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the B&L Acquisition since the acquisition date through June 30, 2015:

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2013	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	155.7	52.8	—	25.6	234.1
Cash payments	(77.8)	(52.8)	—	(7.8)	(138.4)
Non-cash adjustments	11.4	—	—	(6.8)	4.6
Balance, December 31, 2013	$89.3	$—	$—	$11.0	$100.3
Costs incurred and charged to expense	46.0	—	—	23.7	69.7
Cash payments	(110.7)	—	—	(24.9)	(135.6)
Non-cash adjustments	(5.7)	—	—	(5.4)	(11.1)
Balance, December 31, 2014(2)	$18.9	$—	$—	$4.4	$23.3
Costs incurred and charged to expense	3.0	—	—	0.9	3.9
Cash payments	(12.6)	—	—	(1.3)	(13.9)
Non-cash adjustments	(1.5)	—	—	(1.2)	(2.7)
Balance, March 31, 2015	$7.8	$—	$—	$2.8	$10.6
Costs incurred and charged to expense	(0.5)	—	—	0.1	(0.4)
Cash payments	(3.7)	—	—	(0.1)	(3.8)
Non-cash adjustments	0.3	—	—	—	0.3
Balance, June 30, 2015	$3.9	$—	$—	$2.8	$6.7
___________________________________

(1)
Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition were recognized in Other expense (income).

(2)	In the six-month period ended June 30, 2014, the Company recognized $52 million of restructuring charges and made payments of $82 million related to the B&L Acquisition.
B&L Integration Costs
As mentioned above, the Company has incurred $257 million of integration costs related to the B&L Acquisition since the acquisition date. In the six-month periods ended June 30, 2015 and 2014, the Company incurred $8 million and $100 million, respectively, of integration costs related to the B&L Acquisition, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $10 million and $112 million related to B&L integration costs during the six-month periods ended June 30, 2015 and 2014, respectively.
In addition to the restructuring and integration costs described above, the Company has recognized $52 million of restructuring costs related to a contact lens manufacturing plant in Waterford, Ireland (the plant was acquired as part of the B&L Acquisition) since the acquisition date (substantially all of which were recognized in the second quarter of 2014). These costs related to employee termination costs with respect to cost-rationalization measures. A reduction of $4 million was recognized in the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

three-month and six-month periods ended June 30, 2015 based on revised estimates. The Company made payments of $19 million in the six-month period ended June 30, 2015 with respect to this initiative. The Company did not make any payments in the three-month period ended June 30, 2014 with respect to this initiative.
Other Restructuring and Integration-Related Costs (Excluding Salix and B&L)
In the six-month period ended June 30, 2015, in addition to the restructuring and integration costs associated with the Salix Acquisition and the B&L Acquisition described above, the Company incurred an additional $79 million of other restructuring, integration-related and other costs. These costs included (i) $52 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $24 million of severance costs, (iii) $2 million of facility closure costs, and (iv) $1 million of other costs. These costs primarily related to integration and restructuring costs for the Dendreon and other smaller acquisitions. The Company made payments of $54 million during the six-month period ended June 30, 2015 (in addition to the payments related to the Salix Acquisition and the B&L Acquisition described above).
In the six-month period ended June 30, 2014, in addition to the restructuring and integration costs associated with the B&L Acquisition described above, the Company incurred an additional $68 million of other restructuring, integration-related and other costs. These costs included (i) $46 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $12 million of severance costs, (iii) $6 million of other costs, and (iv) $4 million of facility closure costs. These costs primarily related to (i) integration and restructuring costs for Solta Medical and other smaller acquisitions and (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities. The Company made payments of $58 million during the six-month period ended June 30, 2014 (in addition to the payments related to the B&L Acquisition described above).

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015				As of December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$484.9	$481.9	$3.0	$—	$4.6	$2.8	$1.8	$—
Restricted cash and cash equivalents	$8.1	$8.1	$—	$—	$9.1	$9.1	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(705.8)	$—	$—	$(705.8)	$(308.8)	$—	$—	$(308.8)
___________________________________

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

In March 2015, the Company entered into foreign currency forward-exchange contracts to sell €1.53 billion and buy U.S. Dollars in order to reduce its exposure to the variability in expected cash inflows attributable to the changes in foreign exchange rates related to the €1.50 billion aggregate principal amount and related interest of 4.50% senior unsecured notes due 2023 (the "Euro Notes") issued on March 27, 2015, the proceeds of which were used to finance the Salix Acquisition (see Note 8 on the closing of the Salix Acquisition). These derivative contracts were not designated as hedges for accounting purposes, and such contracts matured on April 1, 2015 (which coincides with the consummation of the Salix Acquisition). A foreign exchange loss of $26 million was recognized in Foreign exchange and other in the consolidated statement of income (loss) for the three-month period ended March 31, 2015.
In addition to the above, the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $25 million and $43 million as of June 30, 2015 and December 31, 2014, respectively, related to these investments is classified within Prepaid expenses and other current assets in the consolidated balance sheets. These investments are Level 2.
There were no transfers between Level 1 and Level 2 during the six-month period ended June 30, 2015.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six-month period ended June 30, 2015:

	Balance, January 1, 2015	Issuances(a)	Payments(b)	Net Unrealized Loss(c)	Foreign Exchange(d)	Release from Restricted Cash	Balance, June 30, 2015
Acquisition-related contingent consideration	$(308.8)	$(477.3)	$93.1	$(18.8)	$2.0	$4.0	$(705.8)
____________________________________

(a)	Primarily relates to contingent consideration liabilities assumed in the Salix and Marathon acquisitions, as well as the impact of measurement period adjustments, as described in Note 3.

(b)
Primarily relates to payments of acquisition-related contingent consideration related to the OraPharma Topco Holdings, Inc. acquisition consummated in June 2012, the Targretin® agreement entered into with Eisai Inc. in February 2013, and the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement").

(c)
For the six-month period ended June 30, 2015, a net loss of $19 million was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income, primarily reflecting accretion for the time value of money for the Elidel®/Xerese®/Zovirax® agreement and the Salix Acquisition.

(d)	Included in other comprehensive income (loss).
For the six-month period ended June 30, 2015, there were no transfers into or out of Level 3.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the six-month period ended June 30, 2015.

6.	INVENTORIES
The components of inventories as of June 30, 2015 and December 31, 2014 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of June 30, 2015	As of December 31, 2014
Raw materials(1)	$260.6	$191.1
Work in process(1)	125.9	94.2
Finished goods(1)	843.0	665.3
	$1,229.5	$950.6
___________________________________

(1)	The components of inventories shown in the table above are net of allowance for obsolescence.

7.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$21,591.1	$(3,988.8)	$17,602.3	$10,320.2	$(3,579.8)	$6,740.4
Corporate brands	1,020.5	(80.6)	939.9	364.2	(65.2)	299.0
Product rights	3,250.9	(1,473.4)	1,777.5	3,225.9	(1,263.8)	1,962.1
Partner relationships	213.4	(114.1)	99.3	223.1	(107.5)	115.6
Technology and other	518.2	(363.2)	155.0	275.5	(124.3)	151.2
Total finite-lived intangible assets	26,594.1	(6,020.1)	20,574.0	14,408.9	(5,140.6)	9,268.3
Indefinite-lived intangible assets:
Acquired IPR&D(1)	878.2	—	878.2	290.1	—	290.1
Corporate brand(2)	1,697.5	—	1,697.5	1,697.5	—	1,697.5
	$29,169.8	$(6,020.1)	$23,149.7	$16,396.5	$(5,140.6)	$11,255.9
____________________________________

(1)	The Company acquired certain IPR&D assets as part of the Salix Acquisition, as described further in Note 3.
Also, in the second quarter of 2015, the Company wrote-off an IPR&D asset of $12 million related to the Arestin® Peri-Implantitis development program (Developed Markets segment), resulting from analysis of Phase 3 study data. The write-off of the IPR&D asset was recognized in In-process research and development impairments and other charges in the consolidated statement of (loss) income.

(2)	Represents the B&L corporate trademark, which has an indefinite useful life and is therefore not amortized.
Estimated aggregate amortization expense, as of June 30, 2015, for each of the five succeeding years ending December 31 is as follows:

	2015	2016	2017	2018	2019
Amortization expense(1)	$2,218.0	$2,520.3	$2,493.7	$2,361.5	$2,223.7
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets.
Goodwill
The changes in the carrying amount of goodwill in the six-month period ended June 30, 2015 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2015	$7,115.0	$2,231.4	$9,346.4
Additions(a)	8,017.5	9.4	8,026.9
Adjustments(b)	49.7	0.5	50.2
Foreign exchange and other	(119.3)	(71.1)	(190.4)
Balance, June 30, 2015	$15,062.9	$2,170.2	$17,233.1
____________________________________

(a)	Primarily relates to the Salix Acquisition (as described in Note 3).

(b)	Primarily reflects the impact of measurement period adjustments related to the PreCision acquisition and other smaller acquisitions.
As described in Note 3, the allocations of the goodwill balance associated with the Salix Acquisition and certain other acquisitions are provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

8.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of June 30, 2015 and December 31, 2014, respectively, is outlined in the table below:

	Maturity Date	As of June 30, 2015	As of December 31, 2014
Revolving Credit Facility(1)	April 2018	$—	$165.0
Series A-1 Tranche A Term Loan Facility(1)	April 2016	139.3	139.3
Series A-2 Tranche A Term Loan Facility(1)	April 2016	135.9	135.5
Series A-3 Tranche A Term Loan Facility(1)	October 2018	1,876.2	1,633.8
Series A-4 Tranche A Term Loan Facility(1)	April 2020	974.6	—
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,084.1	1,088.4
Series C-2 Tranche B Term Loan Facility(1)	December 2019	832.3	835.0
Series E-1 Tranche B Term Loan Facility(1)	August 2020	2,529.4	2,543.8
Series F Tranche B Term Loan Facility(1)	April 2022	4,070.0	—
Senior Notes:
6.875%	December 2018	—	496.6
7.00%	October 2020	687.7	687.5
6.75%	August 2021	645.8	645.4
7.25%	July 2022	541.5	540.9
6.375%	October 2020	2,224.0	2,221.6
6.75%	August 2018	1,586.6	1,584.5
7.50%	July 2021	1,608.3	1,606.9
5.625%	December 2021	892.7	891.8
5.50%	March 2023	990.0	—
5.375%	March 2020	1,976.5	—
5.875%	May 2023	3,211.0	—
4.50%(2)	May 2023	1,652.0	—
6.125%	April 2025	3,210.8	—
Other(3)	Various	12.4	12.9
		30,881.1	15,228.9
Less current portion		(590.9)	(0.9)
Total long-term debt		$30,290.2	$15,228.0

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”).

(2)	Represents the U.S. dollar equivalent of Euro-denominated debt (discussed below).

(3)	Relates primarily to the debentures assumed in the B&L Acquisition.
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
As of June 30, 2015, the Company was in compliance with all covenants related to the Company’s outstanding debt.
The total fair value of the Company’s long-term debt, with carrying values of $30.88 billion and $15.23 billion at June 30, 2015 and December 31, 2014, was $31.85 billion and $15.78 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).
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
Concurrently with the Salix Acquisition on April 1, 2015, the Company obtained incremental term loan commitments in the aggregate principal amount of $5.15 billion (the "Incremental Term Loan Facilities") under its existing Credit Agreement. The Incremental Term Loan Facilities, which were fully drawn in the second quarter of 2015, consist of (1) $1.00 billion of tranche A term loans (the "Series A-4 Tranche A Term Loan Facility"), bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus a range between 0.75% and 1.25% or (ii) LIBO rate plus a range between 1.75% and 2.25%, in each case, depending on the Company's leverage ratio and having terms that are consistent with the Company's existing tranche A term loans, and (2) $4.15 billion of tranche B term loans (the "Series F Tranche B Term Loan Facility"), bearing interest at a rate per annum equal to, at election of the Company, (i) the base rate plus a range between 2.00% and 2.25% or (ii) LIBO rate plus a range between 3.00% and 3.25%, depending on the Company's secured leverage ratio and subject to a 1.75% base rate floor and 0.75% LIBO rate floor, and having terms that are consistent with the Company's existing tranche B term loans. In connection with the issuance of the Incremental Term Loan Facilities the Company incurred a total of approximately $85 million of costs and fees (treated as a deduction to Long-term debt), including an original issue discount of approximately $21 million.
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
On May 29, 2015, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 11 to the Credit Agreement to reprice the Series D-2 Tranche B Term Loan Facility.  The applicable margins for borrowings under the Series

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

D-2 Tranche B Term Loan Facility, as modified by the repricing, are initially 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings, then, upon delivery of the financial statements of the Company for the fiscal quarter ending September 30, 2015, between 1.50% and 1.75% for base rate borrowings and between 2.50% and 2.75% for LIBO rate borrowings, in each case, based on the secured leverage ratio of the Company for each fiscal quarter for which financial statements are delivered as required under the Credit Agreement, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor. Any prepayment of the Series D-2 Tranche B Term Loan Facility in connection with any repricings or refinancings thereof prior to November 29, 2015 will require a prepayment premium of 1.0% of such loans prepaid. Costs and fees incurred in connection with the repricing of the Series D-2 Tranche B Term Loan Facility were nominal.
For the six-month period ended June 30, 2015, the effective rate of interest on the Company’s borrowings was as follows: (i) 2.42% per annum under the Revolving Credit Facility, (ii) 2.29% per annum under both the Series A-1 Tranche A Term Loan Facility and the Series A-2 Tranche A Term Loan Facility, (iii) 2.28% per annum under the Series A-3 Tranche A Term Loan Facility, (iv) 2.44% per annum under the Series A-4 Tranche A Term Loan Facility, (v) 3.50% per annum under the Series D-2 Tranche B Term Loan Facility, the Series C-2 Tranche B Term Loan Facility, and the Series E-1 Tranche B Term Loan Facility, and (vi) 4.00% per annum under the Series F Tranche B Term Loan Facility.
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
Senior Unsecured Notes
On March 27, 2015, VRX Escrow Corp. (the "Issuer"), a newly formed wholly owned Canadian subsidiary of the Company, issued $2 billion aggregate principal amount of 5.375% senior unsecured notes due 2020 (the "2020 Notes"), $3.25 billion aggregate principal amount of 5.875% senior unsecured notes due 2023 (the "May 2023 Notes"), €1.50 billion aggregate principal amount of the Euro Notes, and $3.25 billion aggregate principal amount of 6.125% senior unsecured notes due 2025 (the "2025 Notes" and, together with the 2020 Notes, the May 2023 Notes and the Euro Notes, the "Notes") in a private placement. In connection with the issuance of the Notes, the Company incurred approximately $114 million in underwriting fees, in the aggregate, which were recognized as debt issue discount in the first quarter of 2015.
In addition, the Issuer entered into an escrow and security agreement (the “Escrow Agreement”) dated as of March 27, 2015, with an escrow agent. Pursuant to the Escrow Agreement, the proceeds from the issuance of the Notes, together with cash sufficient to fund certain accrued and unpaid interest on the Notes, totaling $10.34 billion in the aggregate, were deposited

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

into escrow accounts and held as collateral security for the Issuer’s obligations until the consummation of the Salix Acquisition which occurred on April 1, 2015.
At the time of the closing of the Salix Acquisition in April 2015, (1) the Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (2) the Company assumed all of the Issuer's obligations under the Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Salix Acquisition (as such, the $10.34 billion referenced in the preceding paragraph was released from Restricted cash and cash equivalents in April 2015.)
The net proceeds from the issuance of the Notes, together with borrowings under the Company's Incremental Term Loan Facilities (described above), equity financing (described in Note 11) and cash on hand, were used to fund (i) the transactions contemplated by the Merger Agreement, (ii) the refinancing, repayment, termination and discharge of Salix’s outstanding indebtedness, and (iii) certain transaction expenses.
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
Convertible Notes
The convertible notes assumed as of the acquisition date by the Company in connection with the Salix Acquisition consisted of two tranches: (i) 2.75% senior notes due May 15, 2015 (the “2.75% Convertible Notes”), with an outstanding principal amount of $345 million and (ii) 1.5% convertible senior notes due March 15, 2019 (the “1.5% Convertible Notes”), with an outstanding principal amount of $690 million.
In connection with the completion of the Salix Acquisition, the Company and the trustee of each of the convertible notes entered into a supplemental indenture on April 1, 2015, providing that, at and after the effective time of the Salix Acquisition, the right to convert each $1,000 principal amount of any notes into cash, shares of common stock of Salix or a combination of cash and shares of common stock of Salix at the Company's election, has been changed to a right to convert each $1,000 principal amount of such notes into cash.
During the second quarter of 2015, all of the outstanding principal amount of the 2.75% Convertible Notes were settled in cash at an average price of $3,729.46 per $1,000 principal amount of the notes, plus accrued interest, and all of the outstanding principal amount of the 1.5% Convertible Notes, except for a nominal amount, were settled in cash at an average price of $2,663.26 per $1,000 principal amount of the notes.  The remaining outstanding principal amount of the 1.5% Convertible Notes will be converted at a conversion price of $2,628.68 per $1,000 principal amount of the notes when surrendered by the noteholders for conversion.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Commitment Letter
In connection with the Salix Acquisition (see Note 3), the Company entered into a commitment letter dated as of February 20, 2015 (as amended and restated as of March 8, 2015, the “Commitment Letter”), with a syndicate of banks, led by Deutsche Bank and HSBC. Pursuant to the Commitment Letter, commitment parties committed to provide (i) incremental term loans pursuant to the Credit Agreement of up to $5.55 billion and (ii) senior unsecured increasing rate bridge loans under a new senior unsecured bridge facility of up to $9.60 billion. Subsequently, the Company obtained $15.25 billion in debt financing comprised of a combination of the incremental term loan facilities under the Company's existing Credit Agreement in an aggregate principal amount of $5.15 billion and the issuance of the Notes in the U.S. dollar equivalent aggregate principal amount of approximately $10.1 billion, as described above. In the first quarter of 2015, the Company expensed $72 million of financing costs associated with the Commitment Letter to Interest expense in the consolidated statement of income (loss).
In addition, on March 27, 2015, the Company issued new equity of approximately $1.45 billion to fund the Salix Acquisition (see Note 11 for further information regarding the equity issuance).

9.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards, plus the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 14,458,169 shares were available for future grants as of June 30, 2015. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$3.5	$4.2	$7.4	$9.3
RSUs	22.4	11.4	53.5	31.1
Share-based compensation expense	$25.9	$15.6	$60.9	$40.4

Research and development expenses	$1.5	$1.4	$3.0	$2.8
Selling, general and administrative expenses	24.4	14.2	57.9	37.6
Share-based compensation expense	$25.9	$15.6	$60.9	$40.4
In the six-month periods ended June 30, 2015 and 2014, the Company granted approximately 97,000 stock options with a weighted-average exercise price of $201.70 per option and approximately 261,000 stock options with a weighted-average exercise price of $117.83 per option, respectively. The weighted-average fair values of all stock options granted to employees in the six-month periods ended June 30, 2015 and 2014 were $66.81 and $62.15, respectively.
In the six-month periods ended June 30, 2015 and 2014, the Company granted approximately 45,000 time-based RSUs with a weighted-average grant date fair value of $224.45 per RSU and approximately 91,000 time-based RSUs with a weighted-average grant date fair value of $135.42 per RSU, respectively.
In the six-month periods ended June 30, 2015 and 2014, the Company granted approximately 693,000 performance-based RSUs with a weighted-average grant date fair value of $310.56 per RSU and approximately 410,000 performance-based RSUs with a weighted-average grant date fair value of $209.72 per RSU, respectively.
On June 30, 2015, an executive terminated his employment and has subsequently entered into a consulting service agreement with the Company through January 2016.  As a result, the outstanding awards held by the executive were modified to allow

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

the recipient to continue vesting in those awards as service is rendered. Share-based compensation expense previously recognized of $6 million related to the original awards was reversed in the second quarter of 2015 when such awards were deemed improbable of vesting.  The modified awards will be re-measured at fair value, at each reporting period, until a performance commitment is reached or the performance is complete. The value of the modified awards will be recognized as expense over the requisite service period.
As of June 30, 2015, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $365 million, in the aggregate, which will be amortized over a weighted-average period of 3.42 years.

10.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month and six-month periods ended June 30, 2015 and 2014:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$0.4	$0.1	$0.8	$1.0	$0.5	$0.4
Interest cost	2.4	2.7	1.6	2.1	0.5	0.6
Expected return on plan assets	(3.6)	(3.7)	(2.0)	(2.0)	(0.1)	(0.1)
Amortization of prior service credit	—	—	(0.2)	—	(0.7)	(0.6)
Amortization of net loss	—	—	0.4	—	—	—
Net periodic (benefit) cost	$(0.8)	$(0.9)	$0.6	$1.1	$0.2	$0.3

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$0.8	$0.2	$1.6	$2.0	$1.0	$0.8
Interest cost	4.8	5.4	3.2	4.3	1.0	1.2
Expected return on plan assets	(7.2)	(7.4)	(4.0)	(4.0)	(0.2)	(0.2)
Amortization of prior service credit	—	—	(0.3)	—	(1.3)	(1.2)
Amortization of net loss	—	—	0.7	—	—	—
Net periodic (benefit) cost	$(1.6)	$(1.8)	$1.2	$2.3	$0.5	$0.6
During the six-month period ended June 30, 2015, the Company contributed $4 million and $3 million to the U.S. and Non-U.S. pension benefit plans, respectively. In 2015, the Company expects to contribute $10 million and $7 million to the U.S. and Non-U.S. pension benefit plans, respectively, inclusive of amounts contributed to the plans during the six-month period ended June 30, 2015.

11.	SHAREHOLDERS’ EQUITY

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, January 1, 2014	333.0	$8,301.2	$228.8	$(3,278.5)	$(132.8)	$5,118.7	$114.6	$5,233.3
Common shares issued under share-based compensation plans	0.8	24.7	(17.5)	—	—	7.2	—	7.2
Settlement of stock options	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Share-based compensation	—	—	40.4	—	—	40.4	—	40.4
Employee withholding taxes related to share-based awards	—	—	(36.5)	—	—	(36.5)	—	(36.5)
Tax benefits from stock options exercised	—	—	1.2	—	—	1.2	—	1.2
Acquisition of noncontrolling interest	—	—	(1.1)	—	—	(1.1)	(2.2)	(3.3)
	333.8	8,325.9	212.2	(3,278.5)	(132.8)	5,126.8	112.4	5,239.2
Comprehensive income:
Net income (loss)	—	—	—	103.2	—	103.2	(1.5)	101.7
Other comprehensive income (loss)	—	—	—	—	28.1	28.1	(1.7)	26.4
Total comprehensive income						131.3	(3.2)	128.1
Balance, June 30, 2014	333.8	$8,325.9	$212.2	$(3,175.3)	$(104.7)	$5,258.1	$109.2	$5,367.3

Balance, January 1, 2015	334.4	$8,349.2	$243.9	$(2,365.0)	$(915.9)	$5,312.2	$122.3	$5,434.5
Issuance of common stock (see below)	7.5	1,481.0	—	—	—	1,481.0	—	1,481.0
Common shares issued under share-based compensation plans	1.1	57.0	(34.9)	—	—	22.1	—	22.1
Repurchases of common shares	(0.2)	(6.4)	—	(43.6)	—	(50.0)	—	(50.0)
Share-based compensation	—	—	60.9	—	—	60.9	—	60.9
Employee withholding taxes related to share-based awards	—	—	(61.5)	—	—	(61.5)	—	(61.5)
Tax benefits from stock options exercised	—	—	25.6	—	—	25.6	—	25.6
Noncontrolling interest distributions	—	—	—	—	—	—	(1.1)	(1.1)
	342.8	9,880.8	234.0	(2,408.6)	(915.9)	6,790.3	121.2	6,911.5
Comprehensive loss:
Net income (loss)	—	—	—	20.7	—	20.7	2.2	22.9
Other comprehensive loss	—	—	—	—	(375.6)	(375.6)	(0.4)	(376.0)
Total comprehensive loss						(354.9)	1.8	(353.1)
Balance, June 30, 2015	342.8	$9,880.8	$234.0	$(2,387.9)	$(1,291.5)	$6,435.4	$123.0	$6,558.4
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
On June 10, 2015, the Company issued 213,610 common shares, representing a portion of the consideration transferred in connection with the Dendreon acquisition. The shares had an aggregate value of approximately $50 million as of the date of issuance. See Note 3 for additional information regarding the Dendreon acquisition.
On November 20, 2014, the Company announced that its Board of Directors had approved a new securities repurchase program (the "2014 Securities Repurchase Program"). In June 2015, under the 2014 Securities Repurchase Program, the Company repurchased 224,215 of its common shares for an aggregate price of $50 million. The excess of the purchase price over the carrying value of the common shares repurchased of $44 million was charged to accumulated deficit. These common shares were subsequently canceled.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The components of accumulated other comprehensive loss as of June 30, 2015 and 2014, were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Equity Investment	Net Unrealized Holding Gain on Available-For-Sale Equity Securities	Pension Adjustment	Total
Balance, January 1, 2014	$(170.3)	$—	$—	$37.5	$(132.8)
Foreign currency translation adjustment	8.1	—	—	—	8.1
Unrealized gain on equity method investment, net of tax(1)	—	18.5	—	—	18.5
Net unrealized holding gain on available-for-sale equity securities, net of tax	—	—	2.7	—	2.7
Pension adjustment(2)	—	—	—	(1.2)	(1.2)
Balance, June 30, 2014	$(162.2)	$18.5	$2.7	$36.3	$(104.7)

Balance, January 1, 2015	$(886.5)	$—	$—	$(29.4)	$(915.9)
Foreign currency translation adjustment	(374.7)	—	—	—	(374.7)
Pension adjustment(2)	—	—	—	(0.9)	(0.9)
Balance, June 30, 2015	$(1,261.2)	$—	$—	$(30.3)	$(1,291.5)
____________________________________

(1)
Relates to the Company's investment in PS Fund 1, LLC ("PS Fund 1"), an entity that we previously owned with Pershing Square Capital Management, L.P. ("Pershing Square"). The Company is no longer a member of PS Fund 1.

(2)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (see Note 10).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to reclassification adjustments were not material.

13.	INCOME TAXES
In the three-month period ended June 30, 2015, the Company recognized an income tax benefit of $13 million, comprised of $13 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax benefit of a nominal amount related to Canadian income taxes. In the six-month period ended June 30, 2015, the Company recognized an income tax expense of $68 million, comprised of $67 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of $1 million related to Canadian income taxes. In the three-month and six-month periods ended June 30, 2015, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax expense generated from the Company’s annualized mix of earnings by jurisdiction and a benefit for restructurings undertaken to streamline operations in Germany.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets is estimated to be $1.03 billion as of June 30, 2015 and was $859 million as of December 31, 2014. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
As of June 30, 2015, the Company had $359 million of unrecognized tax benefits, which included $40 million relating to interest and penalties. Of the total unrecognized tax benefits, $102 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that a nominal amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2015, the Company had accrued $33 million for interest and $7 million for penalties.
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
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month and six-month periods ended June 30, 2015 and 2014 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(53.0)	$125.8	$20.7	$103.2

Basic weighted-average number of common shares outstanding	344.4	335.3	340.5	335.1
Diluted effect of stock options, RSUs and other(a)	—	6.0	6.6	6.3
Diluted weighted-average number of common shares outstanding	344.4	341.3	347.1	341.4

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.15)	$0.38	$0.06	$0.31
Diluted	$(0.15)	$0.37	$0.06	$0.30
____________________________________

(a)
In the three-month period ended June 30, 2015, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

Three Months Ended June 30,
2015
Basic weighted-average number of common shares outstanding	344.4
Diluted effect of stock options, RSUs and other	6.5
Diluted weighted-average number of common shares outstanding	350.9
In the three-month and six-month periods ended June 30, 2015, stock options to purchase approximately 92,000 common shares in both of the corresponding periods of the Company were not included in the computation of diluted (loss) earnings per share because the effect would have been anti-dilutive under the treasury stock method, compared with 915,000 common shares in both of the corresponding periods of 2014.

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
In addition, as part of the overall settlement, Biovail entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General ("OIG") and the Department of Health and Human Services on September 11, 2009. The CIA required the Company to have a compliance program in place and to undertake a set of defined corporate integrity obligations for a five-year term which concluded on September 10, 2014. The CIA also included requirements for an annual independent review of these obligations. The Company submitted its final annual report to the OIG on February 6, 2015.
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
Allergan Shareholder Class Action
On December 16, 2014, Anthony Basile filed a putative class action lawsuit against the Company, Valeant, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, Valeant, J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman.  The amended complaint alleges claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleges violations of Section 20(a) of the Exchange Act against Pershing Square, PS Management, GP, LLC, William A. Ackman and J. Michael Pearson. The amended complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs.  Defendants have not yet responded to the amended complaint.  The Company is reviewing these claims and intends to vigorously defend these matters.
Salix Shareholder Class Actions
Following the announcement of the execution of the Merger Agreement with Salix, six purported stockholder class actions were filed challenging the Salix Acquisition. All of the actions were filed in the Delaware Court of Chancery, and alleged claims against some or all of the board of directors of Salix (the “Salix Board”), the Company, Salix, Valeant and Sun Merger Sub, Inc. (“Sun Merger Sub”).  On March 17, 2015, the Court consolidated the actions under the caption Salix Pharmaceuticals, Ltd. Shareholder Litigation, Consolidated C.A. No.10721-CB, and designated the complaint in one action to be the operative complaint.  The operative complaint alleges generally that the members of the Salix Board breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Salix through an allegedly inadequate sales process and for allegedly inadequate consideration and by agreeing to allegedly preclusive deal protections.  The complaint also alleges that the Schedule 14D-9 filed by Salix in connection with the Salix Acquisition contained inaccurate or materially misleading information about, among other things, the Salix Acquisition and the sales process leading up to the Merger Agreement. The complaint seeks, among other things, injunctive relief, including enjoining the proposed transaction, and unspecified attorneys’ and other fees and costs.  On April 1, 2015, the defendants filed motions to dismiss the action.  Those motions remain pending.  The Company is vigorously defending this matter.
Antitrust
Solodyn® Antitrust Class Actions
On July 22, 2013, United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund, filed a civil antitrust class action complaint in the United States District Court for the Eastern District of Pennsylvania, Case

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

No. 2:13-CV-04235-JCJ, against Medicis, the Company and various manufacturers of generic forms of Solodyn, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn. The plaintiff further alleges that the defendants orchestrated a scheme to improperly restrain trade, and maintain, extend and abuse Medicis’ alleged monopoly power in the market for minocycline hydrochloride extended release tablets to the detriment of plaintiff and the putative class of end-payor purchasers it seeks to represent, causing them to pay overcharges. Plaintiff alleges violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleges that defendants have been unjustly enriched through their alleged conduct. Plaintiff seeks declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. Additional class action complaints making similar allegations against all defendants, including Medicis and the Company have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly-situated direct or end-payor purchasers of Solodyn (Rochester Drug Co-Operative, Inc., Case No. 2:13-CV-04270-JCJ (E.D. Pa. filed July 23, 2013); Local 274 Health & Welfare Fund, Case No. 2:13-CV-4642-JCJ (E.D.Pa. filed Aug. 9, 2013); International Union of Operating Engineers Local 132 Health and Welfare Fund (N.D. Cal. filed Aug 1, 2013; voluntarily dismissed and re-filed in E.D. Pa on Aug. 30, 2013, as Case No. 2:13-cv-05108); Sheet Metal Workers Local No. 25 Health & Welfare Fund, Case No. 2:13-CV-4659-JCJ (E.D. Pa. filed Aug. 8, 2013); Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund, Case No. 2:13-CV-5021-JCJ (E.D. Pa. filed Aug. 27, 2013); Heather Morgan, Case No. 2:13-CV-05097 (E.D. Pa. filed Aug. 29, 2013); Plumbers & Pipefitters Local 176 Health & Welfare Trust Fund, Case No. 2:13-CV-05105 (E.D. Pa. filed Aug. 30, 2013); Ahold USA, Inc., Case No. 1:13-cv-12225 (D. Mass. filed Sept. 9, 2013); City of Providence, Rhode Island, Case No. 2:13-cv-01952 (D. Ariz. filed Sept. 24, 2013); International Union of Operating Engineers Stationary Engineers Local 39 Health & Welfare Trust Fund, Case No. 1:13-cv-12435 (D. Mass. filed Oct. 2, 2013); Painters District Council No. 30 Health and Welfare Fund et al., Case No. 1:13-cv-12517 (D. Mass. filed Oct. 7, 2013); Man-U Service Contract Trust Fund, Case No. 13-cv-06266-JCJ (E.D. Pa. filed Oct. 25, 2013); Allied Services Division Welfare Fund, Case No. 1:14-cv-10786 (D. Mass. filed Mar. 14, 2014); and NECA-IBEW Welfare Trust Fund, Case No. 1:14-cv-11015 (D. Mass. filed Mar. 19, 2014).). By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the cases in the District of Massachusetts, and the Multi-District Litigation (‘‘MDL’’), captioned In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, is now pending before U.S. District Judge Denise Casper. On September 12, 2014, the Direct Purchaser Plaintiffs and the End-Payor Plaintiffs each filed a consolidated amended class action complaint. The Direct Purchaser Plaintiffs, with the Defendants’ consent, subsequently filed a corrected amended complaint on September 22, 2014. On November 24, 2014, the Defendants jointly moved to dismiss the Direct Purchaser Plaintiffs’ and the End Payor Plaintiffs’ complaints. Oral argument on the Defendants’ motion was held on March 12, 2015 and a decision is currently pending. On March 26, 2015, and on April 6, 2015, two additional non-class action complaints were filed against Medicis in the Middle District of Pennsylvania by purported direct purchasers of Solodyn, making similar allegations and seeking similar relief to that sought in the other direct purchaser plaintiff complaints (Walgreen Co., et al. v. Medicis Pharmaceutical Corp.. No. 1:15-cv-00611-YK (M.D. Pa. filed March 26, 2015); Rite Aid Corp., et al. v. Medicis Pharmaceutical Corp., No. 1:15-cv-00673-YK (M.D. Pa. filed April 6, 2015)). The JPML transferred the Walgreen and Rite Aid complaints to the District of Massachusetts on April 8, 2015, and May 1, 2015, respectively, where they are now included in the MDL. The Walgreen and Rite Aid cases have been stayed pending the outcome of the pending motion to dismiss the class action complaints. The Company intends to vigorously defend these actions.
Intellectual Property
AntiGrippin® Litigation
Two suits have been brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names. The first matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion (being approximately $50 million at the December 4, 2013 decision date). This charge was recognized in the fourth quarter of 2013 in Other (income) expense in the consolidated statements of income (loss). Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the reserve was reversed in the first quarter of 2014 in Other (income) expense in the consolidated statements of income (loss). Anvilab appealed the appeal court’s decision to the cassation court. On June 19,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

2014, the cassation court resolved that the matter is within the jurisdiction of the Intellectual Property (IP) court in this instance. The hearing before the IP court was held on July 30, 2014 and August 1, 2014. The IP court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by Anvilab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. The court of first instance appointed an expert to provide a report on the claimed lost profit amount, which was provided on or about March 10, 2015. Hearings before the court of first instance in this matter were held on March 12, 2015 and April 9, 2015. Following the April 9, 2015 hearing, the court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion (being approximately $30 million as of June 30, 2015). Natur Produkt filed an appeal against this decision, both as to the merits and the quantum of damages, to the appeal court on May 15, 2015. The hearing before the appeal court is scheduled for July 28, 2015. At this time, the Company cannot predict the outcome of this appeal. Accordingly, the Company has not recognized a reserve as of June 30, 2015.
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
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed.  On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action.  In response, the Plaintiff proposed further amendments to its claim.  The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015.  The Court allowed certain amendments and a new certification hearing is expected to be held in early 2016. The Company denies the allegations being made and is vigorously defending this matter.
Product Liability Matters
MoistureLoc™ Product Liability Lawsuits
Currently, B&L has been served or is aware that it has been named as a defendant in approximately 321 currently active product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below, as well as in certain other U.S. state courts, on behalf of individuals who claim they suffered personal injury as a result of using a contact lens solution with MoistureLoc™. Two consolidated cases were established to handle MoistureLoc™ claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There are approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc™ caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. The appeal was argued January 20, 2015. The Court issued its decision on February 10, 2015, denying plaintiffs’ appeal to renew and affirming the lower court’s decision granting B&L’s motion for summary judgment regarding all remaining non-fusarium claims. On March 10, 2015, the plaintiffs filed their motion for leave to appeal this decision, which was denied on May 21, 2015. Plaintiffs filed their motion for leave to appeal from that decision to the New York State Court of Appeals on July 1, 2015. B&L filed its brief in opposition on July 13, 2015 and a decision is pending.
All matters under jurisdiction of the coordinated proceedings in the Federal District Court for the District of South Carolina have been dismissed, including individual actions for personal injury and a class action purporting to represent a class of consumers who suffered economic claims as a result of purchasing a contact lens solution with MoistureLoc™.
Currently, B&L has settled approximately 630 cases in connection with MoistureLoc™ product liability suits. All U.S.-based fusarium claims have now been resolved and there is one active fusarium claim involving a claimant outside of the United States that remains pending. The parties in this active matter are involved in settlement discussions, and the Company currently expects that any potential settlement amounts would not be material.
Salix Legal Proceedings
The estimated fair values of the potential losses regarding the matters described below, along with other matters, are included as part of contingent liabilities assumed in the Salix Acquisition.  Refer to Note 3 for additional information.
DOJ Subpoena
On February 1, 2013, Salix received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding sales and promotional practices for its Xifaxan®, Relistor® and Apriso® products. Salix and the Company are continuing to respond to the subpoena and are cooperating fully with the subpoena and related government investigation.
Salix SEC Investigation
The SEC is conducting an investigation into possible securities law violations by Salix relating to disclosures by Salix of inventory amounts in the distribution channel and related issues in press releases, on analyst calls and in Salix’s various SEC filings, as well as related accounting issues. Salix and the Company are cooperating with the SEC in its investigation, including through the production of documents to the SEC Enforcement Staff. We cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on Salix or the Company arising out of the SEC investigation.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The Company has two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of the Company’s segments:

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of dermatology and podiatry, neurology, gastrointestinal disorders, eye health, oncology and urology, dentistry, and aesthetics, and (ii) pharmaceutical products, OTC products, and medical device products sold in Western Europe, Canada, Japan, Australia and New Zealand.

•
Emerging Markets consists of branded generic pharmaceutical products and branded pharmaceuticals, OTC products, and medical device products. Products are sold primarily in Central and Eastern Europe (primarily Poland and Russia), Asia, Latin America (Mexico, Brazil, and Argentina and exports out of Mexico to other Latin American markets), Africa and the Middle East.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, other expense (income), and in-process research and development impairments and other charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance.
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
Segment Revenues and Profit
Segment revenues and profit for the three-month and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Developed Markets(1)	$2,237.6	$1,479.7	$4,002.0	$2,901.5
Emerging Markets(2)	494.8	561.4	921.3	1,025.8
Total revenues	2,732.4	2,041.1	4,923.3	3,927.3

Segment profit:
Developed Markets(3)	678.5	458.0	1,314.5	897.3
Emerging Markets(4)	78.3	96.0	132.9	164.1
Total segment profit	756.8	554.0	1,447.4	1,061.4

Corporate(5)	(61.5)	(46.3)	(130.7)	(84.4)
Restructuring, integration and other costs	(143.4)	(142.1)	(198.4)	(275.7)
In-process research and development impairments and other charges	(12.3)	(8.4)	(12.3)	(20.4)
Acquisition-related costs	(9.5)	(0.6)	(19.3)	(2.1)
Acquisition-related contingent consideration	(11.7)	(1.9)	(18.8)	(10.8)
Other (expense) income	(176.9)	0.4	(183.0)	43.7
Operating income	341.5	355.1	884.9	711.7
Interest income	0.9	1.2	1.8	3.0
Interest expense	(412.7)	(241.2)	(710.5)	(487.7)
Loss on extinguishment of debt	—	—	(20.0)	(93.7)
Foreign exchange and other	5.6	3.4	(65.5)	(10.0)
Gain on investments, net	—	2.5	—	2.5
(Loss) income before (recovery of) provision for income taxes	$(64.7)	$121.0	$90.7	$125.8
____________________________________

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(1)
Developed Markets segment revenues reflect incremental product sales revenue in the three-month and six-month periods ended June 30, 2015 from 2014 and 2015 acquisitions of $546 million and $754 million, respectively, in the aggregate, primarily from the Salix, Marathon, and Dendreon acquisitions.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue in the three-month and six-month periods ended June 30, 2015 from 2014 and 2015 acquisitions of $13 million and $25 million, respectively, in the aggregate.

(3)
Developed Markets segment profit in the three-month and six-month periods ended June 30, 2015 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $555 million and $870 million, in the aggregate, primarily from the Salix acquisition, compared with $216 million and $441 million in the corresponding periods of 2014.

(4)
Emerging Markets segment profit in the three-month and six-month periods ended June 30, 2015 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $76 million and $151 million, in the aggregate, compared with $79 million and $154 million in the corresponding periods of 2014.

(5)
Corporate reflects non-restructuring-related share-based compensation expense of $14 million and $38 million in the three-month and six-month periods ended June 30, 2015, respectively, compared with $6 million and $21 million in the corresponding periods of 2014.

Segment Assets
Total assets by segment as of June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015	As of December 31, 2014
Assets:
Developed Markets(1)	$40,368.4	$19,093.4
Emerging Markets(1)	6,126.2	6,332.9
	46,494.6	25,426.3
Corporate	1,848.6	901.0
Total assets	$48,343.2	$26,327.3
____________________________________

(1)
Segment assets as of June 30, 2015 were impacted by the provisional amounts of identifiable intangible assets and goodwill of the various acquisitions in the current year. See Note 3 for additional information regarding the current year acquisitions.

17.	SUBSEQUENT EVENTS
On July 16, 2015, the Company entered into an agreement to acquire Mercury (Cayman) Holdings, the holding company of Amoun Pharmaceutical (“Amoun”) for consideration of approximately $800 million, plus contingent payments.  Amoun develops and markets a wide range of pharmaceutical brands in therapeutic areas such as anti-hypertensives, broad spectrum antibiotics, and anti-diarrheals in the Middle East and North Africa.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended June 30, 2015 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
Additional information relating to the Company, including the 2014 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of July 27, 2015.
All dollar amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
We are a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. In the Developed Markets segment, we focus most of our efforts in the dermatology, neurology, gastrointestinal (GI) disorders, and eye health therapeutic classes. In the Emerging Markets segment, we focus primarily on branded generics, OTC products, and medical devices. We are diverse not only in our sources of revenue from our broad drug and medical device portfolio, but also among the therapeutic classes and geographies we serve.
On April 1, 2015, we acquired Salix Pharmaceuticals, Ltd. (“Salix”), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the “Merger Agreement”). Subject to the terms and conditions set forth in the Merger Agreement, Salix became a wholly owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), our subsidiary (the “Salix Acquisition”). Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of GI disorders with a portfolio of over 20 marketed products, including Xifaxan®, Apriso®, Uceris®, and Relistor®. For further information regarding the Salix Acquisition, see Note 3 titled "BUSINESS COMBINATIONS" of notes to unaudited consolidated financial statements.
Our strategy is to focus our business on core geographies and therapeutic classes that offer attractive growth opportunities while maintaining our lower selling, general and administrative cost model and decentralized operating structure. Within our chosen therapeutic classes and geographies, we primarily focus on durable products which have the potential for strong operating margins and sustainable organic growth. Further, we have completed numerous transactions over the past few years to expand our portfolio offering and geographic footprint, including, among others, the Salix Acquisition and the acquisition of Bausch & Lomb Holdings Incorporated ("B&L") in August 2013 (the "B&L Acquisition"), and we will continue to pursue value-added business development opportunities as they arise. The growth of our business is further augmented through our lower risk, output-focused research and development model, which allows us to advance certain development programs to drive future commercial growth, while minimizing our research and development expense. We believe this strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value.
BUSINESS DEVELOPMENT
We have completed several transactions, including, among others, the Salix Acquisition (April 2015), the acquisition of the assets of Dendreon Corporation ("Dendreon") (February 2015) and the acquisition of certain products from Marathon Pharmaceuticals, LLC ("Marathon") (February 2015), as well as other smaller acquisitions. For further information regarding our acquisitions, see Note 3 titled "BUSINESS COMBINATIONS" of notes to the unaudited consolidated financial statements.
RESTRUCTURING AND INTEGRATION
In connection with our acquisitions, we have implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

•	workforce reductions across the Company and other organizational changes;

•	closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

•	leveraging research and development spend; and/or

•	procurement savings.
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Salix businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, in connection with the acquisition of Salix, we have identified approximately $530 million of cost synergies on an annual run rate basis that we expect to achieve substantially by the end of 2015. This amount does not include revenue synergies or the benefits of incorporating Salix’s operations into the Company’s corporate structure. We estimate that we will incur total costs of approximately $300 million in connection with these cost-rationalization and integration initiatives.
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and B&L businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, in connection with the acquisition of B&L, we identified greater than $900 million of cost synergies on an annual run rate basis that were substantially achieved by the end of 2014. This amount does not include revenue synergies or the benefits of incorporating B&L’s operations into the Company’s corporate structure. We estimated that we will incur total costs of approximately $600 million (excluding the charges of $53 million described in Note 4 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to the unaudited consolidated financial statements) in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2014.
See Note 4 of notes to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our acquisition-related initiatives through June 30, 2015.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
($ in millions, except per share data)	$	$	$	%	$	$	$	%
Revenues	2,732.4	2,041.1	691.3	34	4,923.3	3,927.3	996.0	25
Operating expenses	2,390.9	1,686.0	704.9	42	4,038.4	3,215.6	822.8	26
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(53.0)	125.8	(178.8)	NM	20.7	103.2	(82.5)	(80)
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(0.15)	0.38	(0.53)	NM	0.06	0.31	(0.25)	(81)
Diluted	(0.15)	0.37	(0.52)	NM	0.06	0.30	(0.24)	(80)
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $691 million, or 34%, to $2.73 billion in the second quarter of 2015 and increased $996 million, or 25%, to $4.92 billion in the first half of 2015, primarily due to incremental product sales revenue of $559 million and $780 million (which includes a negative foreign currency exchange impact of $4 million and $7 million, respectively), in the aggregate, from all 2014 and 2015 acquisitions in the second quarter and first half of 2015, respectively. This increase was partially offset by (i) a negative foreign currency impact on the existing business of $169 million and $305 million, in the aggregate, in the second quarter and first half of 2015, respectively, and (ii) a negative impact from divestitures and discontinuations of $53 million and $124 million, in the aggregate, in the second quarter and first half of 2015, respectively. Excluding the items described above, we realized incremental product sales revenue of $360 million and $639 million, in the aggregate, in the second quarter and first half of 2015, respectively, related to growth from the remainder of the existing business. The above changes in revenues are further described below under “Results of Operations — Revenues by Segment”.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
($ in millions)	$	$	$	$
Gross product sales	3,968.6	2,749.6	7,218.6	5,200.1
Provisions to reduce gross product sales to net product sales	1,273.6	755.5	2,376.7	1,354.9
Net product sales	2,695.0	1,994.1	4,841.9	3,845.2
Percentage of provisions to gross sales	32%	27%	33%	26%
Provisions as a percentage of gross sales increased to 32% and 33% for the second quarter and first half of 2015, respectively, compared with 27% and 26% in the second quarter and first half of 2014. The increase was driven by (i) higher provisions for rebates, chargebacks, and returns, including managed care rebates for Jublia® and the co-pay assistance programs for launch products including Jublia®, Onexton®, and Retin-A Micro® Microsphere 0.08% (“RAM 0.08%”) and (ii) higher rebate percentages for sales to the U.S. government (including Wellbutrin XL®) partially offset by (iii) lower provisions (mainly rebates) associated with products acquired in the Salix Acquisition in the second quarter of 2015.
Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net loss attributable to Valeant Pharmaceuticals International, Inc. was $53 million in the second quarter of 2015, compared with net income of $126 million in the second quarter of 2014 and net income in the first half of 2015 was $21 million, compared with net income of $103 million in the first half of 2014, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $601 million and $840 million in the second quarter and first half of 2015, respectively, more than offset by (ii) an increase in operating expenses driven mainly by an increase in selling, general and administrative expenses, amortization and impairments of finite-lived intangible assets, and other expense, and (iii) an increase in non-operating expenses driven mainly by interest expense. The above changes are further described below under “Results of Operations”.
RESULTS OF OPERATIONS
Reportable Segments
We have two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of our segments:

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of dermatology and podiatry, neurology, gastrointestinal disorders, eye health, oncology and urology, dentistry, and aesthetics, and (ii) pharmaceutical products, OTC products, and medical device products sold in Western Europe, Canada, Japan, Australia and New Zealand.

•
Emerging Markets consists of branded generic pharmaceutical products and branded pharmaceuticals, OTC products, and medical device products. Products are sold primarily in Central and Eastern Europe (primarily Poland and Russia), Asia, Latin America (Mexico, Brazil, and Argentina and exports out of Mexico to other Latin American markets), Africa and the Middle East.

Revenues By Segment

The following table displays revenues by segment for the second quarters and first halves of 2015 and 2014, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
($ in millions)	$	%	$	%	$	%	$	%	$	%	$	%
Developed Markets	2,237.6	82	1,479.7	72	757.9	51	4,002.0	81	2,901.5	74	1,100.5	38
Emerging Markets	494.8	18	561.4	28	(66.6)	(12)	921.3	19	1,025.8	26	(104.5)	(10)
Total revenues	2,732.4	100	2,041.1	100	691.3	34	4,923.3	100	3,927.3	100	996.0	25
Total revenues increased $691 million, or 34%, to $2.73 billion in the second quarter of 2015, and increased $996 million, or 25%, to $4.92 billion in the first half of 2015. The growth in the Developed Markets was driven primarily by price, as significant volume increases in U.S. dermatology and U.S. eye heath were offset by volume declines for certain U.S. neurology & other/generic products. The growth in the Emerging Markets, exclusive of the negative foreign currency exchange impact described below, was driven entirely by volume, as price had a negative impact. The growth was mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $546 million and $754 million (which includes a negative foreign currency exchange impact of $3 million and $5 million, in the aggregate, in the second quarter and first half of 2015, respectively), in the aggregate, from all 2014 and 2015 acquisitions in the second quarter and first half of 2015, respectively, primarily from (i) the 2014 acquisition of PreCision Dermatology, Inc. ("PreCision") (mainly driven by Clindagel® product sales) and (ii) the 2015 acquisitions of Salix (mainly driven by Xifaxan®, as well as Apriso®, Glumetza® and Uceris® product sales), certain assets of Marathon (mainly driven by Nitropress® and Isuprel® product sales), and assets of Dendreon (Provenge® product sales). Regarding the Salix Acquisition, we reduced wholesaler inventory levels during the second quarter of 2015, and further reductions are anticipated in the third quarter of 2015.

This factor was partially offset by:

•
a negative foreign currency exchange impact on the existing business of $73 million and $133 million in the second quarter and first half of 2015, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Canadian dollar, Japanese yen, and Australian dollar; and

•
a negative impact from divestitures and discontinuations of $49 million and $111 million in the second quarter and first half of 2015, respectively, primarily driven by $41 million and $94 million, respectively, related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins.

Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $337 million and $584 million in the second quarter and first half of 2015, respectively. The growth reflected (1) higher sales of (i) Jublia® (launched in mid-2014), (ii) Arestin®, (iii) Targretin®, (iv) Solodyn®, (v) the Carac® franchise, (vi) the Retin-A® franchise (including the launch of RAM 0.08% in mid-2014), (vii) Xenazine®, (viii) Ziana®, and (2) higher sales from other recent product launches, including the launches of Biotrue® ONEday, Bausch + Lomb Ultra®, and Onexton®.
Emerging Markets segment:

•
the incremental product sales revenue of $13 million and $25 million (which includes a negative foreign currency exchange impact of $1 million and $2 million, in the aggregate, in the second quarter and first half of 2015, respectively), in the aggregate, primarily from all 2014 acquisitions in the second quarter and first half of 2015, respectively.

This factor was more than offset by:

•
a negative foreign currency exchange impact on the existing business of $96 million and $172 million in the second quarter and first half of 2015, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble, Polish zloty, Euro, Brazilian real, and Mexican peso; and

•	a negative impact from divestitures and discontinuations of $5 million and $12 million in the second quarter and first half of 2015, respectively, primarily from Latin America.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $23 million and $55 million in the second quarter and first half of 2015, respectively. The growth primarily reflected higher sales in Asia (primarily China), Africa and Latin America (primarily Mexico).
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
The following table displays profit by segment for the second quarters and first halves of 2015 and 2014, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Developed Markets	678.5	30	458.0	31	220.5	48	1,314.5	33	897.3	31	417.2	46
Emerging Markets	78.3	16	96.0	17	(17.7)	(18)	132.9	14	164.1	16	(31.2)	(19)
Total segment profit	756.8	28	554.0	27	202.8	37	1,447.4	29	1,061.4	27	386.0	36
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
Total segment profit increased $203 million, or 37%, to $757 million in the second quarter of 2015, and increased $386 million, or 36%, to $1.45 billion in the first half of 2015, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in contribution of $416 million and $580 million, in the aggregate, from all 2014 and 2015 acquisitions in the second quarter and first half of 2015, respectively, primarily from sales of Salix, Marathon, Dendreon and PreCision products, including expenses for acquisition accounting adjustments related to inventory of $46 million and $71 million, in the aggregate, in the second quarter and first half of 2014, respectively; and

•
a favorable impact of $6 million and $13 million related to the existing business acquisition accounting adjustments related to inventory in the second quarter and first half of 2014, respectively, that did not similarly occur in the second quarter and first half of 2015.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $420 million and $498 million in the second quarter and first half of 2015, respectively, primarily associated with the acquisitions of new businesses within the segment;

•
a negative foreign currency exchange impact on the existing business contribution of $54 million and $99 million in the second quarter and first half of 2015, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Canadian dollar, Japanese yen, and Australian dollar; and

•
a decrease in contribution related to divestitures and discontinuations of $39 million and $89 million in the second quarter and first half of 2015, respectively, primarily driven by $36 million and $80 million, respectively related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins.

Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $318 million and $508 million in the second quarter and first half of 2015, respectively. The growth reflected (1) higher sales of (i) Jublia® (launched in mid-2014), (ii) Arestin®, (iii) Targretin®, (iv) Solodyn®, (v) the

Carac® franchise, (vi) the Retin-A® franchise (including the launch of RAM 0.08% in mid-2014), (vii) Xenazine®, (viii) Ziana®, and (2) higher sales from other recent product launches, including the launches of Biotrue® ONEday, Bausch + Lomb Ultra®, and Onexton®.
Emerging Markets segment:

•
a decrease in operating expenses (including amortization and impairments of finite-lived intangible assets) of $31 million and $43 million in the second quarter and first half of 2015, respectively, primarily driven by foreign currency exchange; and

•	an increase in contribution of $7 million and $14 million in the second quarter and first half of 2015, respectively, primarily from all 2014 acquisitions.
These factors were more than offset by:

•
a negative foreign currency exchange impact on the existing business contribution of $58 million and $104 million in the second quarter and first half of 2015, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble, Polish zloty, Euro, Brazilian real, and Mexican peso; and

•	a decrease in contribution related to divestitures and discontinuations of $3 million and $7 million in the second quarter and first half of 2015, respectively.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $9 million and $28 million in the second quarter and first half of 2015, respectively. The growth primarily reflected higher sales in Asia (primarily China), Africa and Latin America (primarily Mexico).
Operating Expenses
The following table displays the dollar amount of each operating expense category for the second quarters and first halves of 2015 and 2014, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		Change		2015		2014		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	669.9	25	569.6	28	100.3	18	1,230.3	25	1,073.7	27	156.6	15
Cost of other revenues	15.2	1	16.0	1	(0.8)	(5)	29.5	1	30.3	1	(0.8)	(3)
Selling, general and administrative	685.5	25	515.7	25	169.8	33	1,259.3	26	997.7	25	261.6	26
Research and development	81.1	3	66.5	3	14.6	22	136.9	3	127.8	3	9.1	7
Amortization and impairments of finite-lived intangible assets	585.4	21	365.6	18	219.8	60	950.6	19	720.8	18	229.8	32
Restructuring, integration and other costs	143.4	5	142.1	7	1.3	1	198.4	4	275.7	7	(77.3)	(28)
In-process research and development impairments and other charges	12.3	—	8.4	—	3.9	46	12.3	—	20.4	1	(8.1)	(40)
Acquisition-related costs	9.5	—	0.6	—	8.9	NM	19.3	—	2.1	—	17.2	NM
Acquisition-related contingent consideration	11.7	—	1.9	—	9.8	NM	18.8	—	10.8	—	8.0	74
Other expense (income)	176.9	6	(0.4)	—	177.3	NM	183.0	4	(43.7)	(1)	226.7	NM
Total operating expenses	2,390.9	88	1,686.0	83	704.9	42	4,038.4	82	3,215.6	82	822.8	26
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)

Cost of goods sold increased $100 million, or 18%, to $670 million in the second quarter of 2015, and increased $157 million, or 15%, to $1.23 billion in the first half of 2015. As a percentage of revenue, Cost of goods sold was 25% for both the second quarter and first half of 2015, as compared to 28% and 27% for the second quarter and first half of 2014, respectively. Cost of goods sold was impacted primarily by:

•
a favorable impact from sales of products acquired in the Salix Acquisition in the second quarter of 2015, as well as Isuprel® and Nitropress® product sales (these products were acquired from Marathon in the first quarter of 2015), as such products have a higher gross profit margin than our overall gross profit margin. This is partially offset by a lower gross profit margin related to the Provenge® product, which was acquired as part of the Dendreon acquisition in the first quarter of 2015; and

•
a favorable impact from product mix and geographic mix driven by growth in the U.S. businesses and recent dermatology product launches, including Jublia®, RAM 0.08%, and Onexton®. These products have a higher gross profit margin than our overall margin.

Those factors were partially offset by:

•	an unfavorable impact on gross margin from foreign currency exchange of $108 million and $195 million in the second quarter and first half of 2015, respectively; and

•
the impact of incremental acquisition accounting adjustments of $42 million and $61 million in the second quarter and first half of 2015, respectively, primarily related to step-up for acquired inventory from the Salix and Marathon acquisitions which was expensed in the second quarter and first half of 2015 that did not similarly occur in the second quarter and first half of 2014.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $170 million, or 33%, to $686 million in the second quarter of 2015, and increased $262 million, or 26%, to $1.26 billion in the first half of 2015. As a percentage of revenue, SG&A was 25% and 26% in the second quarter and first half of 2015, respectively, as compared to 25% in both the second quarter and first half of 2014. SG&A in the second quarter and first half of 2015 was impacted primarily by:

•	higher expenses of $124 million and $187 million, respectively, to support recent product launches in dermatology, including Jublia® and Onexton®;

•	higher expenses of $98 million and $123 million, respectively, related to acquisitions, including Salix and Dendreon;

•
increased share-based compensation expense of $10 million and $20 million, respectively, primarily driven by new awards granted during the period and the impact of the accelerated vesting related to certain performance-based RSU awards (as a result of a modification made to share-based awards, we expect an increase in share-based compensation expense in the future. Refer to Note 9 of notes to the unaudited consolidated financial statements for further details); and

•	higher expenses of $10 million to support launches in the contact lens business for both the second quarter and first half of 2015.
Those factors were partially offset by

•	a favorable impact from foreign currency exchange of $50 million and $95 million in the second quarter and first half of 2015, respectively; and

•	lower expenses of $21 million and $30 million, respectively, related to the facial aesthetic fillers and toxins assets which were divested in the third quarter of 2014.
Research and Development Expenses
Research and development expenses increased $15 million, or 22%, to $81 million in the second quarter of 2015, and increased $9 million, or 7%, to $137 million in the first half of 2015, primarily due to spending on programs acquired in the Salix and Dendreon acquisitions.
Amortization and Impairments of Finite-Lived Intangible Assets

Amortization and impairments of finite-lived intangible assets increased $220 million, or 60%, to $585 million in the second quarter of 2015, and increased $230 million, or 32%, to $951 million in the first half of 2015, primarily due to amortization of all 2014 acquisitions and all 2015 acquisitions in the first half of 2015 (primarily the Salix, Marathon, PreCision, and Dendreon acquisitions) that did not similarly exist in the second quarter and first half of 2014, partially offset by a decrease of $10 million and $25 million in the second quarter and first half of 2015, respectively, in amortization of the facial aesthetic fillers and toxins assets which were divested in July 2014.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration and other costs of $143 million and $198 million in the second quarter and first half of 2015, respectively, primarily related to the Salix and Dendreon acquisitions, as well as other smaller acquisitions.
We recognized restructuring, integration and other costs of $142 million and $276 million in the second quarter and first half of 2014, respectively, primarily related to the B&L and Solta Medical acquisitions, as well as other smaller acquisitions.
Refer to Note 4 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to unaudited consolidated financial statements for further details.
In-Process Research and Development Impairments and Other Charges
In the second quarter and first half of 2015, we recognized an in-process research and development charge of $12 million related to the write-off of the Arestin® Peri-Implantitis development program, resulting from analysis of Phase 3 study data.
In the second quarter and first half of 2014, we recognized in-process research and development charges of $8 million and $20 million, respectively, primarily related to (i) an up-front payment made in connection with an amendment to a license and distribution agreement with a third party in the first quarter of 2014 and (ii) payments to third parties associated with the achievement of specific developmental and regulatory milestones under our research and development programs, including Jublia®, in the second quarter of 2014.
Acquisition-Related Contingent Consideration
In the second quarter and first half of 2015, we recognized an acquisition-related contingent consideration loss of $12 million and $19 million. The net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”) and the Salix Acquisition.
In the second quarter and first half of 2014, we recognized an acquisition-related contingent consideration loss of $2 million and $11 million, respectively. The net loss was primarily driven by (i) fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement, partially offset by (ii) a net gain recognized in the second quarter of 2014 related the Targretin® agreement entered into with Eisai Inc. in February 2013 due to changes in the estimated probability associated with potential milestone payments.
Other Expense (Income)
In the second quarter and first half of 2015, we recognized other expense of $177 million and $183 million, respectively, primarily due to a post-combination expense of $168 million, in the aggregate, related to the acceleration of unvested restricted stock for Salix employees (including $3 million of related payroll taxes) in connection with the Salix Acquisition.
We recognized other income of $44 million in the first half of 2014, primarily due to the reversal of a $50 million reserve related to the AntiGrippin® litigation in the first quarter of 2014, partially offset by a $6 million charge recognized in the first quarter of 2014 related to a settlement of a pre-existing relationship with respect to the acquisition of Solta Medical. Refer to Note 15 titled "LEGAL PROCEEDINGS" and Note 3 titled "BUSINESS COMBINATIONS" of notes to unaudited consolidated financial statements for further details related to the AntiGrippin® litigation and the acquisition of Solta Medical, respectively.
Non-Operating Income (Expense)

The following table displays the dollar amounts of each non-operating income or expense category in the second quarters and first halves of 2015 and 2014 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
($ in millions; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	0.9	1.2	(0.3)	(25)	1.8	3.0	(1.2)	(40)
Interest expense	(412.7)	(241.2)	(171.5)	71	(710.5)	(487.7)	(222.8)	46
Loss on extinguishment of debt	—	—	—	NM	(20.0)	(93.7)	73.7	(79)
Foreign exchange and other	5.6	3.4	2.2	65	(65.5)	(10.0)	(55.5)	555
Gain on investments, net	—	2.5	(2.5)	NM	—	2.5	(2.5)	NM
Total non-operating expense	(406.2)	(234.1)	(172.1)	74	(794.2)	(585.9)	(208.3)	36
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $172 million, or 71%, to $413 million in the second quarter of 2015, primarily due to an increase of (i) $157 million related to the issuances of senior unsecured notes and (ii) $29 million related to our term loans, primarily due to issuances as part of the Salix Acquisition, partially offset by a decrease of (iii) $25 million related to the early redemptions of the 6.875% senior notes due 2018 (the "December 2018 Notes") in December 2014 and February 2015 and the 6.75% senior notes due 2017 (the "2017 Notes") in October 2014.
Interest expense increased $223 million, or 46%, to $711 million in the first half of 2015, primarily due to an increase of (i) $174 million related to the issuances of senior unsecured notes, (ii) $72 million related to financing costs associated with the commitment letter entered into in connection with the Salix Acquisition and (iii) $14 million related to our term loans, primarily due to issuances as part of the Salix Acquisition, partially offset by a decrease of (iv) $45 million related to the early redemptions of the December 2018 Notes in December 2014 and February 2015 and the 2017 Notes in October 2014.
Loss on Extinguishment of Debt
In the first half of 2015, we recognized losses of $20 million related to the redemption of the December 2018 Notes in February 2015. Refer to Note 8 titled "LONG-TERM DEBT" of notes to unaudited consolidated financial statements for further details.
In the first half of 2014, we recognized losses of $94 million, related to the refinancing of our Series E tranche B term loan facility in February 2014.
Foreign Exchange and Other
In the first half of 2015, we recognized foreign exchange and other losses of $66 million primarily due to (i) a net foreign exchange loss of $38 million on intercompany loans, driven by a euro-denominated intercompany loan and (ii) the $26 million loss recognized in the first quarter of 2015 in connection with the foreign currency forward-exchange contracts entered into in March 2015 (refer to Note 5 titled "FAIR VALUE MEASUREMENTS" of notes to unaudited consolidated financial statements for further details.
In the first half of 2014, we recognized foreign exchange and other losses of $10 million primarily due to the foreign exchange losses on intercompany loans.
Income Taxes
The following table displays the dollar amounts of the current and deferred (recovery of) provision for income taxes in the second quarters and first halves of 2015 and 2014 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
($ in millions; Expense (Income))	$	$	$	%	$	$	$	%
Current income tax expense	37.0	20.3	16.7	82	55.4	35.4	20.0	56
Deferred income tax expense	(50.1)	(21.3)	(28.8)	135	12.4	(11.3)	23.7	NM
Total (recovery of) provision for income taxes	(13.1)	(1.0)	(12.1)	NM	67.8	24.1	43.7	181
____________________________________
NM — Not meaningful
In the three-month period ended June 30, 2015, we recognized an income tax benefit of $13 million, comprised of $13 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax benefit of a nominal amount related to Canadian income taxes. In the six-month period ended June 30, 2015, we recognized an income tax expense of $68 million, comprised of $67 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of $1 million related to Canadian income taxes. In the three-month and six-month periods ended June 30, 2015, our effective tax rate was different from our statutory Canadian tax rate due to tax expense generated from our annualized mix of earnings by jurisdiction and a benefit for restructurings undertaken to streamline our operations in Germany.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary sources of cash include: cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, funding ongoing operations, interest and principal payments, securities repurchases and restructuring activities. The following table displays cash flow information for the second quarters and first halves of 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
($ in millions)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	410.5	376.0	34.5	9	901.6	860.3	41.3	5
Net cash used in investing activities	(2,645.2)	(266.4)	(2,378.8)	NM	(13,885.7)	(650.5)	(13,235.2)	NM
Net cash provided by (used in) financing activities	1,325.3	(156.6)	1,481.9	NM	13,631.6	(279.3)	13,910.9	NM
Effect of exchange rate changes on cash and cash equivalents	3.0	1.9	1.1	58	(12.1)	0.4	(12.5)	NM
Net (decrease) increase in cash and cash equivalents	(906.4)	(45.1)	(861.3)	NM	635.4	(69.1)	704.5	NM
Cash and cash equivalents, beginning of period	1,864.4	576.3	1,288.1	224	322.6	600.3	(277.7)	(46)
Cash and cash equivalents, end of period	958.0	531.2	426.8	80	958.0	531.2	426.8	80
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $35 million, or 9%, to $411 million in the second quarter of 2015, primarily due to:

•	the inclusion of cash flows in the second quarter of 2015 from all 2014 and 2015 acquisitions, including Marathon, Dendreon, and PreCision;

•	incremental cash flows from the continued growth of the existing business, including new product launches; and

•
lower payments of $38 million related to restructuring, integration and other costs primarily due to lower payments related to the B&L Acquisition, partially offset by payments made in the second quarter of 2015 related to the Salix and Dendreon acquisitions.

Those factors were partially offset by:

•
payment of $168 million for outstanding restricted stock that was accelerated in connection with the Salix Acquisition, which includes $3 million of related payroll taxes (recognized as a post-combination expense within Other expense (income)); and

•
an increased investment in working capital of $131 million in the second quarter of 2015, primarily related to the post-acquisition build up in accounts receivable for recent acquisitions (primarily the Salix Acquisition) where minimal accounts receivable balances were acquired and the impact of changes related to timing of payments and receipts in the ordinary course of business.

Net cash provided by operating activities increased $41 million, or 5%, to $902 million in the first half of 2015, primarily due to:

•	the inclusion of cash flows in the first half of 2015 from all 2014 and 2015 acquisitions, including Dendreon and PreCision;

•	incremental cash flows from the continued growth of the existing business, including new product launches; and

•
lower payments of $110 million related to restructuring, integration and other costs primarily due to lower payments related to the B&L Acquisition, partially offset by payments made in 2015 related to the Salix and Dendreon acquisitions.

Those factors were partially offset by:

•
an increased investment in working capital of $298 million in the first half of 2015, primarily related to the post-acquisition build up in accounts receivable for recent acquisitions (primarily the Salix and Marathon acquisitions) where minimal accounts receivable balances were acquired and the impact of changes related to timing of payments and receipts in the ordinary course of business; and

•	payment of $168 million for outstanding restricted stock that was accelerated in connection with the Salix Acquisition, which includes $3 million of related payroll taxes.
Investing Activities
Net cash used in investing activities increased $2.38 billion to $2.65 billion in the second quarter of 2015, primarily due to:

•
an increase of $13.02 billion, in the aggregate, related to higher purchases of businesses (net of cash acquired) and intangible assets, driven by the Salix Acquisition. This amount includes restricted cash and cash equivalents released from escrow in April 2015 to fund the Salix Acquisition (see bullet point below).

This factor was partially offset by:

•
a decrease of $10.34 billion in restricted cash and cash equivalents as the net proceeds from the issuance of the senior notes in the first quarter of 2015 were released from escrow and utilized to fund the Salix Acquisition in April 2015. See note 8 of notes to the unaudited consolidated financial statements for additional information;

•
a decrease of $185 million related to the net impact from the settlement of derivative contracts assumed in the Salix Acquisition (consists of the settlement of the $1.27 billion asset mostly offset by the settlement of the $1.08 billion liability, as further described in Note 3 titled "BUSINESS COMBINATIONS" of notes to the unaudited consolidated financial statements);

•
a decrease of $76 million related to the investment in the second quarter of 2014 in PS Fund 1, LLC ("PS Fund 1"), an entity that we previously owned with Pershing Square Capital Management, L.P. ("Pershing Square") (we are no longer a member of PS Fund 1), which did not similarly occur in the second quarter of 2015; and

•	a decrease of $67 million in purchases of property, plant and equipment.
Net cash used in investing activities increased $13.24 billion to $13.89 billion in the first half of 2015, primarily due to:

•	an increase of $13.54 billion, in the aggregate, related to higher purchases of businesses (net of cash acquired) and intangible assets, driven by the Salix, Dendreon and Marathon acquisitions.
This factor was partially offset by:

•	a decrease of $185 million related to the net impact from the settlement of derivative contracts assumed in the Salix Acquisition;

•
a decrease of $76 million related to the investment in the second quarter of 2014 in PS Fund 1, an entity that we previously owned with Pershing Square (we are no longer a member of PS Fund 1), which did not similarly occur in the first half of 2015; and

•	a decrease of $59 million in purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $1.33 billion in the second quarter of 2015, compared with the net cash used in financing activities of $157 million in the second quarter of 2014, reflecting an increase of $1.48 billion, primarily due to:

•
an increase due to the net proceeds of $5.06 billion, in the aggregate, related to the issuances of incremental term loans under the Series A-4 Tranche A Facility and the Series F Tranche B Term Loan Facility in the second quarter of 2015.

This factor was partially offset by:

•	a decrease due to $3.12 billion paid in connection with the redemption of the convertible notes assumed in the Salix Acquisition in the second quarter of 2015;

•	a decrease due to $225 million paid in connection with our revolving credit facility in the second quarter 2015;

•	a decrease due to $50 million paid to repurchase common shares in June 2015; and

•	a decrease due to $23 million paid in connection with the Series A-4 Tranche A Facility and the Series F Tranche B Term Loan Facility.
Net cash provided by financing activities was $13.63 billion in the first half of 2015, compared with the net cash used in financing activities of $279 million in the first half of 2014, reflecting an increase of $13.91 billion, primarily due to:

•
an increase due to the net proceeds of $10 billion related to the issuance of the senior notes in the first quarter of 2015, (which were released from escrow in April 2015, as explained above under "Investing Activities", and utilized to fund the Salix Acquisition);

•
an increase due to the net proceeds of $5.06 billion, in the aggregate, related to the issuances of incremental term loans under the Series A-4 Tranche A Facility and the Series F Tranche B Term Loan Facility in the second quarter of 2015;

•	an increase due to the net proceeds of $1.43 billion related to the issuance of common stock in March 2015, which were utilized to fund the Salix Acquisition;

•	an increase due to the net proceeds of $992 million from the issuance of the 2023 Notes in the first quarter of 2015; and

•	an increase due to the net proceeds of $250 million related to the issuance of incremental term loans under the Series A-3 Tranche A Term Loan Facility in the first quarter of 2015.
Those factors were partially offset by:

•	a decrease due to $3.12 billion paid in connection with the redemption of the convertible notes assumed in the Salix Acquisition in the second quarter of 2015; and

•	a decrease due to $500 million paid in connection with the redemption of the December 2018 Notes in the first quarter of 2015.
See Note 8 titled "LONG TERM DEBT" of notes to the unaudited consolidated financial statements for additional information regarding the financing activities described above.
Debt and Liquidity
See Note 8 of notes to the unaudited consolidated financial statements for detailed information regarding our long-term debt.

The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our senior secured credit facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $7.71 billion and total liabilities of $3.97 billion as of June 30, 2015, and net revenues of $1.68 billion and net loss from operations of $123 million for the six-month period ended June 30, 2015.
Our primary sources of liquidity are our cash, cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have commitments approximating $70 million for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions, such as the additional debt and equity financing that was required in connection with the Salix Acquisition (see Notes 3, 8, and 11 of notes to the unaudited consolidated financial statements for information regarding the Salix Acquisition and the related debt and equity financing) or for other general corporate purposes. Our current corporate credit rating is Ba3 from Moody’s Investors Service and BB- from Standard and Poor’s. A downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of June 30, 2015, we were in compliance with all of our covenants related to our outstanding debt. As of June 30, 2015, our short-term portion of long-term debt totaled $591 million, in the aggregate. We believe our existing cash and cash generated from operations will be sufficient to cover our debt maturities as they become due.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest, as of June 30, 2015:

	Payments Due by Period
	Total	2015	2016 and 2017	2018 and 2019	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest(1)	42,233.0	892.8	4,713.1	8,320.7	28,306.4
___________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. In connection with the Salix Acquisition in April 2015, the Company may make contingent consideration payments to third parties, as further described in Note 3 titled “BUSINESS COMBINATIONS” and Note 5 titled “FAIR VALUE MEASUREMENTS” of notes to the unaudited consolidated financial statements.  In addition to these contingent consideration payments, the Company estimates that it may pay other potential milestones of up to approximately $500 million over time (the majority of which relates to sales-based milestones), in the aggregate, to third-parties in connection with certain agreements assumed in the Salix Acquisition.  Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.
There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading “Off-Balance Sheet Arrangements and Contractual Obligations” in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2014 Form 10-K.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.

At July 22, 2015, we had 342,788,885 outstanding common shares. In addition, as of July 22, 2015, we had outstanding 7,114,467 stock options and 838,570 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,792,763 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 5,451,056 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the recently issued new accounting guidance (adopted and not adopted as of June 30, 2015) is contained in Note 2 titled "SIGNIFICANT ACCOUNTING POLICIES" of notes to the unaudited consolidated financial statements.
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
These forward-looking statements relate to, among other things: the expected benefits of our acquisitions and other transactions (including the acquisition of Salix ), such as cost savings, operating synergies and growth potential of the Company; our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, future performance or results of current and anticipated products; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as certain litigation, investigations and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
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

•
factors relating to our recent acquisition of Salix, including the impact of substantial additional debt on our financial condition and results of operations; our ability to effectively and efficiently integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this transaction; the challenges associated with entering into Salix's gastrointestinal (GI) business, which is a new business for our Company; our ability to further reduce wholesaler inventory levels of certain of Salix's products and the timing of such reduction; and, once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans;

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

•
the expense, timing and outcome of legal proceedings, arbitrations, investigations, tax and other regulatory audits, and regulatory proceedings and settlements thereof (including the matters assumed as part of our acquisition of Salix);

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

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the U.S. Food and Drug Administration (the "FDA"), Health Canada and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

•	the results of continuing safety and efficacy studies by industry and government agencies;

•	ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the FDA, and the results thereof;

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 1A. "Risk Factors" of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and in the Company's other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the 2014 Form 10-K.
Interest Rate Risk
As of June 30, 2015, we had $17.78 billion and $11.83 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1.50 billion principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of June 30, 2015, including the debt denominated in Euros, was $20.07 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $800 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $605 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $78 million in our consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to Note 15 titled "LEGAL PROCEEDINGS" of notes to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as supplemented by risk factors disclosed in Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three-month period ended June 30, 2015:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan(1)
				(In millions)
April 1, 2015 to April 30, 2015	—	$—	—	$2,000
May 1, 2015 to May 31, 2015	—	$—	—	$2,000
June 1, 2015 to June 30, 2015	224,215	$223.00	224,215	$1,950
__________________

(1)
On November 20, 2014, our Board of Directors authorized the repurchase of up to $2.0 billion of senior notes, common shares and/or other securities, subject to any restrictions in our financing agreements and applicable law (the “2014 Securities Repurchase Program”). The 2014 Securities Repurchase Program will terminate on November 20, 2015 or at such time as we complete our purchases. In June 2015, under the 2014 Securities Repurchase Program, the Company repurchased 224,215 of its common shares. These common shares were subsequently canceled.

(2)	The average price paid per share excludes any broker commissions.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

10.1*†	Separation Agreement dated July 14, 2015 between Valeant Pharmaceuticals International, Inc. and Howard B. Schiller.
10.2*†	Employment Letter dated June 10, 2015 between Valeant Pharmaceuticals International, Inc. and Robert Rosiello.
10.3*
Amendment No. 11 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, as amended, among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, the lenders party thereto and the agents party thereto (the “Third Amended and Restated Credit and Guaranty Agreement”), dated as of May 29, 2015, by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, and Barclays Bank PLC, as administrative and collateral agent.

10.4
Joinder Agreement dated April 1, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Series A-4 Tranche A Term Loan Facility, originally filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on April 30, 2015, which is incorporated by reference herein.

10.5
Joinder Agreement dated April 1, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Series F Tranche B Term Loan Facility, originally filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on April 30, 2015, which is incorporated by reference herein.

10.6**
Supply Agreement dated June 24, 1996 between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 10.13 to Form S-1 of Salix Pharmaceuticals, Ltd. (“Salix”) filed on August 15, 1997, which is incorporated by reference herein.

10.7**
Amendment Number Two to Supply Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.97 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.8**
Amendment Number Three to Supply Agreement dated July 30, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.1 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.9**
Amendment Number Four to Supply Agreement dated September 4, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.2 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.10**
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.11**
Letter Amendment dated September 5, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.100 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.12**
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.13**
License Agreement dated June 22, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.55 to Salix’s Current Report on Form 8-K filed on July 5, 2006, which is incorporated by reference herein.

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

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: July 27, 2015	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: July 27, 2015	/s/ ROBERT L. ROSIELLO Robert L. Rosiello Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1*†	Separation Agreement dated July 14, 2015 between Valeant Pharmaceuticals International, Inc. and Howard B. Schiller.
10.2*†	Employment Letter dated June 10, 2015 between Valeant Pharmaceuticals International, Inc. and Robert Rosiello.
10.3*
Amendment No. 11 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, as amended, among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, the lenders party thereto and the agents party thereto (the “Third Amended and Restated Credit and Guaranty Agreement”), dated as of May 29, 2015, by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, and Barclays Bank PLC, as administrative and collateral agent.

10.4
Joinder Agreement dated April 1, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Series A-4 Tranche A Term Loan Facility, originally filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on April 30, 2015, which is incorporated by reference herein.

10.5
Joinder Agreement dated April 1, 2015 to the Third Amended and Restated Credit and Guaranty Agreement, relating to the Series F Tranche B Term Loan Facility, originally filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on April 30, 2015, which is incorporated by reference herein.

10.6**
Supply Agreement dated June 24, 1996 between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 10.13 to Form S-1 of Salix Pharmaceuticals, Ltd. (“Salix”) filed on August 15, 1997, which is incorporated by reference herein.

10.7**
Amendment Number Two to Supply Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.97 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.8**
Amendment Number Three to Supply Agreement dated July 30, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.1 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.9**
Amendment Number Four to Supply Agreement dated September 4, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.2 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.10**
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.11**
Letter Amendment dated September 5, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.100 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.12**
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.13**
License Agreement dated June 22, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.55 to Salix’s Current Report on Form 8-K filed on July 5, 2006, which is incorporated by reference herein.

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