Form 10-Q
period 2015-09-30
Valeant Pharmaceuticals International, Inc.
filed 2015-10-26
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Common shares, no par value — 343,101,797 shares outstanding as of October 19, 2015.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

•
factors relating to our acquisition of Salix, including the impact of substantial additional debt on our financial condition and results of operations; our ability to effectively and efficiently integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this transaction; our ability to further reduce wholesaler inventory levels of certain of Salix's products and the timing of such reduction; and, once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

•
our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries, including the impact on such matters of the recent reports published by the Organization for Economic Co-operation and Development (OECD) respecting base erosion and profit shifting (BEPS) and the potential enactment in law of such measures by individual countries;

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

•
our future cash flow, our ability to service and repay our existing debt, our ability to raise additional funds, if needed, and any restrictions that are or may be imposed as a result of our current and future indebtedness, in light of our current and projected levels of operations, acquisition activity and general economic conditions (including capital market conditions and a lack of liquidity therein);

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

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the recent instability in Brazil, China, Russia, Ukraine and the Middle East);

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

•
the expense, timing and outcome of legal proceedings, arbitrations, investigations, tax and other regulatory audits, and regulatory proceedings and settlements thereof (including the matters assumed as part of our acquisition of Salix, the pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the recent shareholder class action suits and other matters relating to our distribution and pricing practices);

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

•
negative publicity or reputational harm to, or other adverse impacts on, our Company, products and business, including as a result of the recent public scrutiny of our pricing and distribution practices, recent statements made by a short seller respecting our business practices and financial accounting and the pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York;

•
the outcome of the review of the Company's business relationship with Philidor Rx Services, LLC and the negative publicity or reputational harm to, or other adverse impacts on, the Company that could derive therefrom;

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

•
compliance by the Company or our third party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and pricing practices, worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide environmental laws and regulation and privacy and security regulations;

•	the impacts of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate;

•
potential ramifications, including possible financial penalties, relating to Salix's restatement of its historical financial results and our ability to address historical weaknesses in Salix's internal control over financial reporting;

•	interruptions, breakdowns or breaches in our information technology systems; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended

December 31, 2014, under Item 1A. "Risk Factors" of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, under 1A. "Risk Factors" of Part II of this Form 10-Q, and in the Company's other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of September 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,420.0	$322.6
Trade receivables, net	2,696.3	2,075.8
Inventories, net	1,199.2	950.6
Prepaid expenses and other current assets	953.0	650.8
Deferred tax assets, net	727.2	193.3
Total current assets	6,995.7	4,193.1
Property, plant and equipment, net	1,351.4	1,310.5
Intangible assets, net	22,382.1	11,255.9
Goodwill	17,374.7	9,346.4
Deferred tax assets, net	114.6	54.0
Other long-term assets, net	236.1	167.4
Total assets	$48,454.6	$26,327.3

Liabilities
Current liabilities:
Accounts payable	$476.8	$398.0
Accrued and other current liabilities	3,293.5	2,179.4
Acquisition-related contingent consideration	161.6	141.8
Current portion of long-term debt	707.0	0.9
Deferred tax liabilities, net	11.6	10.7
Total current liabilities	4,650.5	2,730.8
Acquisition-related contingent consideration	600.2	167.0
Long-term debt	30,176.3	15,228.0
Pension and other benefit liabilities	221.9	239.8
Liabilities for uncertain tax positions	109.3	102.6
Deferred tax liabilities, net	6,022.6	2,227.5
Other long-term liabilities	209.1	197.1
Total liabilities	41,989.9	20,892.8
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 343,094,009 and
334,402,964 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	9,899.6	8,349.2
Additional paid-in capital	244.6	243.9
Accumulated deficit	(2,338.5)	(2,365.0)
Accumulated other comprehensive loss	(1,463.4)	(915.9)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	6,342.3	5,312.2
Noncontrolling interest	122.4	122.3
Total equity	6,464.7	5,434.5
Total liabilities and equity	$48,454.6	$26,327.3

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Product sales	$2,748.2	$2,022.9	$7,590.1	$5,868.1
Other revenues	38.6	33.3	120.0	115.4
	2,786.8	2,056.2	7,710.1	5,983.5
Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	634.6	545.8	1,864.9	1,619.5
Cost of other revenues	13.6	15.0	43.1	45.3
Selling, general and administrative	697.6	504.1	1,956.9	1,501.8
Research and development	101.6	59.1	238.5	186.9
Amortization and impairments of finite-lived intangible assets	679.2	393.1	1,629.8	1,113.9
Restructuring, integration and other costs	75.6	61.7	274.0	337.4
In-process research and development impairments and other charges	95.8	19.9	108.1	40.3
Acquisition-related costs	7.0	1.6	26.3	3.7
Acquisition-related contingent consideration	3.8	4.0	22.6	14.8
Other expense (income)	30.2	(232.0)	213.2	(275.7)
	2,339.0	1,372.3	6,377.4	4,587.9
Operating income	447.8	683.9	1,332.7	1,395.6
Interest income	0.7	0.8	2.5	3.8
Interest expense	(420.2)	(258.4)	(1,130.7)	(746.1)
Loss on extinguishment of debt	—	—	(20.0)	(93.7)
Foreign exchange and other	(34.0)	(53.0)	(99.5)	(63.0)
Gain on investments, net	—	3.4	—	5.9
(Loss) income before (recovery of) provision for income taxes	(5.7)	376.7	85.0	502.5
(Recovery of) provision for income taxes	(57.4)	100.3	10.4	124.4
Net income	51.7	276.4	74.6	378.1
Less: Net income (loss) attributable to noncontrolling interest	2.2	1.0	4.4	(0.5)
Net income attributable to Valeant Pharmaceuticals International, Inc.	$49.5	$275.4	$70.2	$378.6

Earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.14	$0.82	$0.21	$1.13
Diluted	$0.14	$0.81	$0.20	$1.11

Weighted-average common shares (in millions)
Basic	344.9	335.4	340.8	335.2
Diluted	351.0	341.3	347.2	341.4

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$51.7	$276.4	$74.6	$378.1
Other comprehensive loss
Foreign currency translation adjustment	(173.2)	(446.8)	(548.3)	(440.4)
Unrealized gain on equity method investment, net of tax	—	4.0	—	22.5
Net unrealized holding (loss) gain on available-for-sale equity securities:
Arising in period	—	(0.9)	—	1.8
Reclassification to net income	—	(1.8)	—	(1.8)
Pension and postretirement benefit plan adjustments	(0.5)	(0.6)	(1.4)	(1.8)
Other comprehensive loss	(173.7)	(446.1)	(549.7)	(419.7)
Comprehensive loss	(122.0)	(169.7)	(475.1)	(41.6)
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.4	2.2	2.2	(1.0)
Comprehensive loss attributable to Valeant Pharmaceuticals International, Inc.	$(122.4)	$(171.9)	$(477.3)	$(40.6)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash Flows From Operating Activities
Net income	$51.7	$276.4	$74.6	$378.1
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	726.4	439.3	1,768.4	1,248.1
Amortization and write-off of debt discounts and debt issuance costs	20.5	34.6	123.7	58.1
In-process research and development impairments	95.8	19.9	108.1	20.3
Acquisition accounting adjustment on inventory sold	27.2	12.4	97.7	21.9
Loss (gain) on disposal of assets, net	5.3	(254.5)	9.2	(254.5)
Acquisition-related contingent consideration	3.8	4.0	22.6	14.8
Allowances for losses on accounts receivable and inventories	19.6	12.0	46.4	47.6
Deferred income taxes	(91.4)	74.6	(79.0)	63.2
Additions (reductions) to accrued legal settlements	25.6	(0.9)	31.9	(48.2)
Payments of accrued legal settlements	(26.2)	(0.2)	(32.1)	(1.2)
Share-based compensation	50.5	20.2	111.4	60.6
Excess tax expense (benefits) from share-based compensation	3.9	(15.9)	(21.7)	(17.1)
Foreign exchange loss	31.0	55.1	96.6	62.4
Loss on extinguishment of debt	—	—	20.0	93.7
Payment of accreted interest on contingent consideration	(7.7)	(1.3)	(19.8)	(9.5)
Other	0.2	9.7	(13.7)	15.8
Changes in operating assets and liabilities:
Trade receivables	(347.2)	(121.4)	(656.0)	(205.2)
Inventories	(45.6)	(41.5)	(132.4)	(122.8)
Prepaid expenses and other current assets	(88.5)	5.5	(252.0)	34.5
Accounts payable, accrued and other liabilities	281.6	90.7	334.1	18.4
Net cash provided by operating activities	736.5	618.7	1,638.0	1,479.0

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(115.8)	(606.8)	(14,001.7)	(981.1)
Acquisition of intangible assets and other assets	(0.1)	(74.3)	(58.1)	(105.8)
Purchases of property, plant and equipment	(51.1)	(39.6)	(163.7)	(211.2)
Proceeds from sales and maturities of short-term investments	32.5	—	50.2	—
Net settlement of assumed derivative contracts (Note 3)	—	—	184.6	—
Settlement of foreign currency forward exchange contracts	—	—	(26.3)	—
Purchases of marketable securities	(24.2)	—	(24.5)	—
Purchase of equity method investment	—	—	—	(75.9)
Proceeds from sale of assets and businesses, net of costs to sell	2.5	1,477.0	2.8	1,479.8
Decrease (increase) in restricted cash and cash equivalents	—	—	(5.2)	—
Net cash (used in) provided by investing activities	(156.2)	756.3	(14,041.9)	105.8

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	—	555.0	16,925.8	963.4
Repayments of long-term debt	(29.0)	(1,629.8)	(1,387.2)	(2,184.0)
Repayments of convertible notes assumed	—	—	(3,122.8)	—
Issuance of common stock, net	—	—	1,433.7	—
Repurchases of common shares	—	—	(50.0)	—
Proceeds from exercise of stock options	7.0	3.8	29.1	10.9
Excess tax benefits from share-based compensation	(3.9)	15.9	21.7	17.1
Payment of employee withholding tax upon vesting of share-based awards	(24.3)	(2.0)	(85.8)	(38.5)
Payments of contingent consideration	(48.4)	(14.4)	(129.4)	(96.6)
Payments of financing costs	—	(10.2)	(101.7)	(18.8)
Other	(9.9)	(0.4)	(10.2)	(14.9)
Net cash (used in) provided by financing activities	(108.5)	(1,082.1)	13,523.2	(1,361.4)
Effect of exchange rate changes on cash and cash equivalents	(9.8)	(15.3)	(21.9)	(14.9)
Net increase in cash and cash equivalents	462.0	277.6	1,097.4	208.5
Cash and cash equivalents, beginning of period	958.0	531.2	322.6	600.3
Cash and cash equivalents, end of period	$1,420.0	$808.8	$1,420.0	$808.8

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent and deferred consideration obligations at fair value	$(108.7)	$(16.0)	$(783.3)	$(65.1)
Acquisition of businesses, debt assumed	(6.1)	(4.5)	(3,129.2)	(8.5)

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
For further information regarding the Salix Acquisition, including the related financing, see Note 3, Note 9 and Note 12.

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
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual periods beginning after December 15, 2015, and all annual and interim periods thereafter. As permitted, the Company early-adopted this guidance in the second quarter of 2015. The adoption of this guidance, which was applied retrospectively and impacted presentation only, resulted in a reclassification of $26 million as of December 31, 2014 from Other long-term assets, net to Long-term debt (treated as a deduction to Long-term debt) on the consolidated balance sheet. There was no impact on the Company's results of operations. In August 2015, the FASB issued guidance about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. As permitted under this guidance, the Company will continue to present debt issuance costs associated with revolving-debt arrangements as assets.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Recently Issued Accounting Standards, Not Adopted as of September 30, 2015
In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted but not before the annual reporting period (and interim reporting period) beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
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
In February 2015, the FASB issued guidance which amends certain consolidation requirements. The new guidance has the following stipulations, among others: (i) eliminates the presumption that a general partner should consolidate a limited partnership and eliminates the consolidation model specific to limited partnerships, (ii) clarifies when fees paid to a decision maker should be a factor to include in the consolidation of variable interest entities (“VIEs”), (iii) amends the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs, and (iv) reduces the number of VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early application is permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The adoption of this standard is not expected to have a material impact on the presentation of the Company's results of operations, cash flows or financial position.
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
In September 2015, the FASB issued guidance which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.  Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined.  Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date.  Early application is permitted. The Company cannot reasonably estimate the impact the adoption will have on its financial position, results of operation and disclosures, as it will depend on future measurement period adjustments.

3.	BUSINESS COMBINATIONS

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
For further information regarding the debt and equity issuances, see Note 9 and Note 12, respectively.
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

(b)
The repayment of Salix’s Term Loan B Credit Facility has been reflected as part of the purchase consideration as the debt was repaid concurrently with the consummation of the Salix Acquisition and was not assumed by the Company as part of the acquisition. Similarly, the redemption of Salix’s 6.00% Senior Notes due 2021 has been reflected as part of the purchase consideration as the indenture governing the 6.00% Senior Notes due 2021 was satisfied and discharged concurrently with the consummation of the Salix Acquisition and was not assumed by the Company as part of the acquisition.

Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

•	amounts for intangible assets, property and equipment, certain liabilities, and other working capital balances pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of September 30, 2015 (as adjusted)
Cash and cash equivalents	$113.7	$—	$113.7
Inventories(c)	233.2	—	233.2
Other assets(d)	1,400.3	14.3	1,414.6
Property, plant and equipment, net	24.3	—	24.3
Identifiable intangible assets, excluding acquired IPR&D(e)	6,756.3	—	6,756.3
Acquired IPR&D(f)	5,366.8	(90.1)	5,276.7
Current liabilities(g)	(1,764.2)	(140.8)	(1,905.0)
Contingent consideration, including current and long-term portion(h)	(327.9)	(45.3)	(373.2)
Long-term debt, including current portion(i)	(3,123.1)	—	(3,123.1)
Deferred income taxes, net(j)	(3,512.0)	92.5	(3,419.5)
Other non-current liabilities	(7.3)	(9.0)	(16.3)
Total identifiable net assets	5,160.1	(178.4)	4,981.7
Goodwill(k)	7,971.9	178.4	8,150.3
Total fair value of consideration transferred	$13,132.0	$—	$13,132.0
________________________

(a)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

(b)
The measurement period adjustments primarily reflect: (i) a reduction in acquired in-process research and development ("IPR&D") assets, specifically for the Oral Relistor® program based mainly on revised cost projections (see further discussion of IPR&D programs in (f) below), (ii) an increase in assumed contingent consideration resulting from further assessment of assumptions related to the probability-weighted cash flows and (iii) the tax impact of pre-tax measurement period adjustments as well as reclassifications of certain tax balances. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

(c)	Includes an estimated fair value step-up adjustment to inventory of $108 million.

(d)
Primarily includes an estimated fair value of $1.27 billion to record the capped call transactions and convertible bond hedge transactions that were entered into by Salix prior to the Salix Acquisition in connection with its 1.5% Convertible Senior Notes due 2019 and 2.75% Convertible Senior Notes due 2015. These instruments were settled on the date of the Salix Acquisition and, as such, the fair value was based on the settlement amounts. Other assets also includes an estimated insurance recovery of $80 million, based on estimated fair value, related to the legal matters discussed in (g) below.

(e)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	10	$6,088.3
Corporate brand	20	668.0
Total identifiable intangible assets acquired	11	$6,756.3

(f)
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

The IPR&D assets primarily relate to Xifaxan® 550 mg for the treatment of irritable bowel syndrome with diarrhea (new indication) in adults ("Xifaxan IBS-D"). In determining the fair value of Xifaxan IBS-D ($4.79 billion as of the acquisition date), the Company assumed material cash inflows would commence in 2015. In May 2015, Xifaxan IBS-D received approval from the U.S. Food and Drug Administration (the "FDA"), and, accordingly, such asset has been reclassified to an amortizable intangible asset as of the approval date and is being amortized over a period of 10 years.
Other IPR&D assets include, among others, Oral Relistor® for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain and Rifaximin soluble solid dispersion ("SSD") for the treatment of early decompensated liver cirrhosis. In September 2015, the Company

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

announced that the FDA accepted for review the Company's New Drug Application for Oral Relistor®, and the FDA assigned a Prescription Drug User Fee Act (PDUFA) action date of April 16, 2016. In the third quarter of 2015, the Company terminated the Rifaximin SSD IPR&D program and recognized an impairment charge as described in Note 8.

(g)
Primarily includes an estimated fair value of $1.08 billion to record the warrant transactions that were entered into by Salix prior to the Salix Acquisition in connection with its 1.5% Convertible Senior Notes due 2019 (these instruments were settled on the date of the Salix Acquisition and, as such, the fair value was based on the settlement amounts), as well as accruals for (i) the estimated fair value of $336 million (exclusive of the related insurance recovery described in (d) above) for potential losses and related costs associated with legal matters relating to the legacy Salix business (See Note 16 for additional information regarding these legal matters) and (ii) product returns and rebates of $374 million.

(h)
The contingent consideration consists of potential payments to third parties including developmental milestone payments due upon specified regulatory achievements, commercialization milestones contingent upon achieving specified targets for net sales, and royalty-based payments. The range of potential milestone payments (excluding royalty-based payments) is from nil if none of the milestones are achieved to a maximum of up to approximately $650 million (the majority of which relates to sales-based milestones) over time if all milestones are achieved, in the aggregate, to third parties, including up to $250 million in developmental and sales-based milestones to Progenics Pharmaceuticals, Inc. related to Relistor® (including Oral Relistor®), and various other developmental and sales-based milestones. The total fair value of the contingent consideration of $373 million (including current portion of $11 million) as of the acquisition date was determined using probability-weighted discounted cash flows. Refer to Note 6 for additional information regarding contingent consideration.

(i)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

Amounts Recognized as of Acquisition Date
1.5% Convertible Senior Notes due 2019(1)	$1,837.1
2.75% Convertible Senior Notes due 2015(1)	1,286.0
Total long-term debt assumed	$3,123.1
____________________________________

(1)	The Company subsequently redeemed these amounts in full in the second quarter of 2015, except for a nominal amount of the 1.5% Convertible Senior Notes due 2019.

(j)	Comprises deferred tax assets ($288 million) and deferred tax liabilities ($3.71 billion).

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
Acquisition-Related Costs
The Company has incurred to date $11 million of transaction costs directly related to the Salix Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of Salix
The revenues of Salix for the period from the acquisition date to September 30, 2015 were $777 million and net loss was $281 million. The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs.
Other Business Combinations (excluding the Salix Acquisition)
Description of the Transactions
In the nine-month period ended September 30, 2015, the Company completed other business combinations (excluding the Salix Acquisition), which included the acquisition of the following businesses for an aggregate purchase price of $1.23 billion.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The other business combinations completed during the nine-month period ended September 30, 2015 included contingent consideration arrangements with an aggregate acquisition date fair value of $176 million.

•
On February 23, 2015, the Company, completed via a "stalking horse bid" in a sales process conducted under the U.S. Bankruptcy Code, acquired certain assets of Dendreon Corporation ("Dendreon") for a purchase price of $415 million, net of cash received ($495 million less cash received of $80 million). The purchase price included approximately $50 million in stock consideration, and such shares were issued in June 2015. The assets acquired from Dendreon included the worldwide rights to the Provenge® product (an immunotherapy treatment designed to treat men with advanced prostate cancer).

•
On February 10, 2015, the Company acquired certain assets of Marathon Pharmaceuticals, LLC ("Marathon"). The assets acquired from Marathon comprised a portfolio of hospital products, including Nitropress®, Isuprel®, Opium Tincture, Pepcid®, Seconal® Sodium, Amytal® Sodium, and Iprivask® for an aggregate purchase price of $286 million (which is net of a $64 million assumed liability owed to a third party which is reflected in the table below). Also, as part of this acquisition, the Company assumed a contingent consideration liability as described further below.

•
During the nine-month period ended September 30, 2015, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. The following recognized amounts related to the Dendreon and Marathon acquisitions, as well as certain smaller acquisitions, are provisional and subject to change:

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of September 30, 2015 (as adjusted)
Cash	$81.6	$—	$81.6
Accounts receivable(b)	38.3	—	38.3
Inventories	118.9	(0.3)	118.6
Other current assets	18.2	—	18.2
Property, plant and equipment	85.6	(14.3)	71.3
Identifiable intangible assets, excluding acquired IPR&D(c)	999.3	7.4	1,006.7
Acquired IPR&D	57.4	(1.5)	55.9
Other non-current assets	2.8	—	2.8
Current liabilities(d)	(117.0)	—	(117.0)
Long-term debt	(6.1)	—	(6.1)
Deferred tax liability, net	(14.9)	3.2	(11.7)
Non-current liabilities(d)	(117.4)	—	(117.4)
Total identifiable net assets	1,146.7	(5.5)	1,141.2
Goodwill(e)	86.7	(0.9)	85.8
Total fair value of consideration transferred	$1,233.4	$(6.4)	$1,227.0
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

(b)	The fair value of trade accounts receivable acquired was $38 million, with the gross contractual amount being $39 million, of which the Company expects that $1 million will be uncollectible.

(c)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of September 30, 2015 (as adjusted)
Product brands	7	$713.4	$0.5	$713.9
Product rights	3	42.7	0.4	43.1
Corporate brands	9	0.7	—	0.7
Partner relationships	8	7.8	—	7.8
Technology/know-how	10	232.7	6.5	239.2
Other	6	2.0	—	2.0
Total identifiable intangible assets acquired	8	$999.3	$7.4	$1,006.7

(d)
As part of the Marathon acquisition, the Company assumed a contingent consideration liability related to potential payments, in the aggregate, of up to approximately $200 million, for Isuprel® and Nitropress®, the amounts of which are dependent on the timing of generic entrants for these products. The fair value of the liability as of the acquisition date was determined using probability-weighted projected cash flows, with $41 million classified in Current liabilities and $46 million classified in Non-current liabilities in the table above. As of September 30, 2015, the assumptions used for determining the fair value of the contingent consideration liability have not changed significantly from those used as of the acquisition date. Through September 30, 2015, the Company has made contingent consideration payments of $22 million related to the Marathon acquisition.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Acquisition-Related Costs
The Company has incurred to date $9 million, in the aggregate, of transaction costs directly related to these business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Income
The revenues of these business combinations for the period from the respective acquisition dates to September 30, 2015 were $540 million, in the aggregate, and net income was $141 million, in the aggregate. The net income includes the effects of the acquisition accounting adjustments and acquisition-related costs.
(b) Business combinations in 2014 included the following:
In the year ended December 31, 2014, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $1.43 billion. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $133 million.

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

•
During the year ended December 31, 2014, the Company completed other smaller acquisitions, including the consolidation of variable interest entities, which were not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below. Beginning in December 2014, the Company has consolidated Philidor Rx Services, LLC (“Philidor”) pharmacy network, which includes R&O Pharmacy, LLC.  The Company determined that based on its rights, including its option to acquire Philidor, Philidor is a variable interest entity for which the Company is the primary beneficiary, given its power to direct Philidor’s activities and its obligation to absorb their losses and rights to receive their benefits. As a result, since December 2014, the Company has included the assets and liabilities and results of operations of Philidor in its consolidated financial statements. Net sales recognized through Philidor represent approximately 7% and 6% of the Company's total consolidated net revenue for the three-month and nine-month periods ended September 30, 2015, respectively, and the total assets of Philidor represent less than 1% of the Company's total consolidated assets as of September 30, 2015. The impact of Philidor as a consolidated entity on the Company's net revenues for 2014 was nominal.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

•	amount of goodwill pending the completion of the valuation of the income tax assets and liabilities.
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

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of September 30, 2015 (as adjusted)
Cash and cash equivalents	$33.6	$1.1	$34.7
Accounts receivable(b)	87.7	(5.9)	81.8
Assets held for sale(c)	125.7	(0.8)	124.9
Inventories	170.4	(15.9)	154.5
Other current assets	19.1	(4.9)	14.2
Property, plant and equipment, net	58.5	(0.6)	57.9
Identifiable intangible assets, excluding acquired IPR&D(d)	697.2	26.2	723.4
Acquired IPR&D(e)	65.8	(2.8)	63.0
Other non-current assets	4.0	(2.1)	1.9
Current liabilities	(152.0)	(16.9)	(168.9)
Long-term debt, including current portion	(11.2)	0.3	(10.9)
Deferred income taxes, net	(116.0)	40.5	(75.5)
Other non-current liabilities	(13.4)	(0.1)	(13.5)
Total identifiable net assets	969.4	18.1	987.5
Noncontrolling interest	(15.0)	(4.9)	(19.9)
Goodwill(f)	410.4	49.0	459.4
Total fair value of consideration transferred	$1,364.8	$62.2	$1,427.0
________________________

(a)
The measurement period adjustments primarily reflect: (i) a net increase in the fair value of contingent consideration related to smaller acquisitions based on assessment of probability and timing assumptions for potential milestone payments, related to factors that existed as of the respective acquisition dates, (ii) a decrease in the net deferred tax liability primarily related to the PreCision and Solta Medical acquisitions, (iii) adjustments to the estimated fair value of intangible assets related to smaller acquisitions, (iv) an increase in current liabilities primarily related to the PreCision acquisition and other smaller acquisitions, and (v) a decrease in inventory primarily related to the Solta Medical acquisition and other smaller acquisitions. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of September 30, 2015 (as adjusted)
Product brands	10	$506.0	$5.7	$511.7
Product rights	8	95.2	(3.3)	91.9
Corporate brand	15	28.9	4.0	32.9
In-licensed products	9	1.5	(0.3)	1.2
Partner relationships	9	37.5	13.6	51.1
Other	9	28.1	6.5	34.6
Total identifiable intangible assets acquired	10	$697.2	$26.2	$723.4

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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and nine-month periods ended September 30, 2015 and 2014, as if 2015 acquisitions had occurred as of January 1, 2014 and 2014 acquisitions had occurred as of January 1, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$2,786.8	$2,538.4	$7,737.7	$7,593.5
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	57.8	14.1	(258.2)	(338.7)

Income (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.17	$0.04	$(0.75)	$(0.99)
Diluted	$0.16	$0.04	$(0.75)	$(0.99)
Pro forma revenues in the three-month and nine-month periods ended September 30, 2015 as compared to the three-month and nine-month periods ended September 30, 2014 were impacted by the following:

•	growth from the existing business, including the impact of recent product launches;

•	negative foreign currency exchange impact; and

•	lower sales resulting from the July 2014 divestiture of facial aesthetic fillers and toxins.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the three-month and nine-month periods ended September 30, 2015, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

to the extent recognized in the three-month and nine-month periods ended September 30, 2015, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
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

•
the exclusion from pro forma earnings in the three-month and nine-month periods ended September 30, 2015 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $25 million and $7 million for the three-month periods ended September 30, 2015 and 2014, $94 million and $15 million for the nine-month periods ended September 30, 2015 and 2014, and the acquisition-related costs incurred for these acquisitions, and the inclusion of those amounts in pro forma earnings for the corresponding comparative periods.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

4.	DIVESTITURES
In the three and nine-month periods ended September 30, 2014, the Company completed the following divestitures, among others:

•
On July 10, 2014, the Company sold all rights to Restylane®, Perlane®, Emervel®, Sculptra®, and Dysport® owned or held by the Company to Galderma S.A. (“Galderma”) for approximately $1.40 billion in cash. These assets were included primarily in the Company’s Developed Markets segment. As a result of this transaction, the Company recognized a net gain on sale of $324 million in the third quarter of 2014 within Other expense (income) in the consolidated statement of income. The costs to sell for this divestiture of approximately $43 million were included as part of the net gain on sale (netted against the proceeds in the consolidated statement of cash flows).

•
On July 1, 2014, the Company sold the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for upfront and certain milestone payments of $10 million, in the aggregate, and minimum royalties for the first three years of commercialization.  This asset was included in the Company’s Developed Markets segment. In addition, royalties are payable to the Company beyond the initial three-year commercialization period. The FDA approved the NDA for Metronidazole 1.3% in March 2014. In connection with the sale of the Metronidazole 1.3%, the Company recognized a loss on sale of $59 million in the third quarter of 2014, as the Company’s accounting policy is to not recognize contingent payments until such amounts are realizable. The loss on sale was included within Other expense (income) in the consolidated statement of income.

5.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
In connection with the Salix Acquisition, the Bausch & Lomb Holdings Incorporated (“B&L”) acquisition (the “B&L Acquisition”), as well as other acquisitions, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $300 million in connection with the cost-rationalization and integration initiatives relating to the Salix Acquisition, which we expect to substantially complete by mid-2016. Since the acquisition date, total costs of $178 million have been incurred through September 30, 2015, including (i) $88 million of restructuring expenses, (ii) $79 million of integration expenses, and (iii) $11 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 450 employees of the Company and Salix who have been or will be terminated as a result of the Salix Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that do not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.
Salix Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the Salix Acquisition since the acquisition date through September 30, 2015:

	Severance and Related Benefits	IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs	Total
Balance, January 1, 2015	$—	$—	$—	$—
Costs incurred and/or charged to expense	82.4	—	—	82.4
Cash payments	(25.7)	—	—	(25.7)
Non-cash adjustments	2.2	—	—	2.2
Balance, June 30, 2015	$58.9	$—	$—	$58.9
Costs incurred and/or charged to expense	4.8	—	0.7	5.5
Cash payments	(21.0)	—	—	(21.0)
Balance, September 30, 2015	$42.7	$—	$0.7	$43.4
Salix Integration Costs
As mentioned above, the Company has incurred $79 million of integration costs related to the Salix Acquisition since the acquisition date, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $63 million related to Salix integration costs since the acquisition date.
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimated that it will incur total costs of approximately $600 million (excluding charges of $53 million described under the table below) in connection with the cost-rationalization and integration initiatives relating to the B&L Acquisition, which were substantially completed by the end of 2014. However, restructuring and integration costs of $9 million, in the aggregate, have been incurred in 2015. Since the acquisition date, total costs of $578 million (including $52 million related to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland, as described below) were incurred through September 30, 2015, including (i) $308 million of restructuring expenses, (ii) $257 million of integration expenses, and (iii) $13 million of acquisition-related costs. We do not expect to incur any additional costs beyond 2015. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 3,000 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.
B&L Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the B&L Acquisition since the acquisition date through September 30, 2015:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Employee Termination Costs		IPR&D Termination Costs	Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)			Total
Balance, January 1, 2013	$—	$—	$—	$—	$—
Costs incurred and/or charged to expense	155.7	52.8	—	25.6	234.1
Cash payments	(77.8)	(52.8)	—	(7.8)	(138.4)
Non-cash adjustments	11.4	—	—	(6.8)	4.6
Balance, December 31, 2013	$89.3	$—	$—	$11.0	$100.3
Costs incurred and charged to expense	46.0	—	—	23.7	69.7
Cash payments	(110.7)	—	—	(24.9)	(135.6)
Non-cash adjustments	(5.7)	—	—	(5.4)	(11.1)
Balance, December 31, 2014(2)	$18.9	$—	$—	$4.4	$23.3
Costs incurred and charged to expense	3.0	—	—	0.9	3.9
Cash payments	(12.6)	—	—	(1.3)	(13.9)
Non-cash adjustments	(1.5)	—	—	(1.2)	(2.7)
Balance, March 31, 2015	$7.8	$—	$—	$2.8	$10.6
Costs incurred and charged to expense	(0.5)	—	—	0.1	(0.4)
Cash payments	(3.7)	—	—	(0.1)	(3.8)
Non-cash adjustments	0.3	—	—	—	0.3
Balance, June 30, 2015	$3.9	$—	$—	$2.8	$6.7
Costs incurred and charged to expense	0.4	—	—	0.4	0.8
Cash payments	(1.1)	—	—	—	(1.1)
Non-cash adjustments	(0.2)	—	—	(0.1)	(0.3)
Balance, September 30, 2015	$3.0	$—	$—	$3.1	$6.1
___________________________________

(1)
Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition, which were recognized in Other expense (income).

(2)	In the nine-month period ended September 30, 2014, the Company recognized $64 million of restructuring charges and made payments of $123 million related to the B&L Acquisition.
B&L Integration Costs
As mentioned above, the Company has incurred $257 million of integration costs related to the B&L Acquisition since the acquisition date. In the nine-month periods ended September 30, 2015 and 2014, the Company incurred $8 million and $123 million, respectively, of integration costs related to the B&L Acquisition, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $11 million and $129 million related to B&L integration costs during the nine-month periods ended September 30, 2015 and 2014, respectively.
In addition to the restructuring and integration costs described above, the Company has recognized $52 million of restructuring costs related to a contact lens manufacturing plant in Waterford, Ireland (the plant was acquired as part of the B&L Acquisition) since the acquisition date (substantially all of which were recognized in the second quarter of 2014). These costs related to employee termination costs with respect to cost-rationalization measures. A reduction of $4 million was recognized in the second quarter of 2015 based on revised estimates. The Company made payments of $21 million in the nine-month period ended September 30, 2015 with respect to this initiative. The Company made payments of $18 million in the nine-month period ended September 30, 2014 with respect to this initiative.
Other Restructuring and Integration-Related Costs (Excluding Salix and B&L)
In the nine-month period ended September 30, 2015, in addition to the restructuring and integration costs associated with the Salix Acquisition and the B&L Acquisition described above, the Company incurred an additional $98 million of other restructuring, integration-related and other costs. These costs included (i) $66 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $27 million of severance costs, (iii) $4 million of facility closure costs, and (iv)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

$1 million of other costs. These costs primarily related to integration and restructuring costs for the Dendreon acquisition and other smaller acquisitions. The Company made payments of $99 million during the nine-month period ended September 30, 2015 (in addition to the payments related to the Salix Acquisition and the B&L Acquisition described above).
In the nine-month period ended September 30, 2014, in addition to the restructuring and integration costs associated with the B&L Acquisition described above, the Company incurred an additional $94 million of other restructuring, integration-related and other costs. These costs included (i) $61 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $19 million of severance costs, (iii) $7 million of facility closure costs, and (iv) $7 million of other costs. These costs primarily related to (i) integration and restructuring costs for the Solta Medical acquisition and other smaller acquisitions and (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities. The Company made payments of $87 million during the nine-month period ended September 30, 2014 (in addition to the payments related to the B&L Acquisition described above).

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015				As of December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$856.5	$855.7	$0.8	$—	$4.6	$2.8	$1.8	$—
Restricted cash and cash equivalents	$4.0	$4.0	$—	$—	$9.1	$9.1	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(761.8)	$—	$—	$(761.8)	$(308.8)	$—	$—	$(308.8)
___________________________________

(1)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition, primarily including money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

In March 2015, the Company entered into foreign currency forward-exchange contracts to sell €1.53 billion and buy U.S. Dollars in order to reduce its exposure to the variability in expected cash inflows attributable to the changes in foreign exchange rates related to the €1.50 billion aggregate principal amount and related interest of 4.50% senior unsecured notes due 2023 (the "Euro Notes") issued on March 27, 2015, the proceeds of which were used to finance the Salix Acquisition (see Note 9 for information related to the financing of the Salix Acquisition). These derivative contracts were not designated as hedges for accounting purposes, and such contracts matured on April 1, 2015 (which coincides with the consummation of the Salix

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Acquisition). A foreign exchange loss of $26 million was recognized in Foreign exchange and other in the consolidated statement of income (loss) for the three-month period ended March 31, 2015.
In addition to the above, the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $16 million and $43 million as of September 30, 2015 and December 31, 2014, respectively, related to these investments is classified within Prepaid expenses and other current assets in the consolidated balance sheets. These investments are Level 2.
There were no transfers between Level 1 and Level 2 during the nine-month period ended September 30, 2015.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine-month period ended September 30, 2015:

	Balance, January 1, 2015	Issuances(a)	Payments(b)	Net Unrealized Loss(c)	Foreign Exchange(d)	Release from Restricted Cash	Balance, September 30, 2015
Acquisition-related contingent consideration	$(308.8)	$(586.1)	$149.2	$(22.6)	$2.5	$4.0	$(761.8)
____________________________________

(a)	Primarily relates to contingent consideration liabilities assumed in the Salix and Marathon acquisitions, as well as the impact of measurement period adjustments, as described in Note 3.

(b)
Primarily relates to payments of acquisition-related contingent consideration related to the OraPharma Topco Holdings, Inc. acquisition consummated in June 2012, the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement"), the iNova acquisition consummated in December 2011, the Targretin® agreement entered into with Eisai Inc. in February 2013, and the Marathon acquisition.

(c)
For the nine-month period ended September 30, 2015, a net loss of $23 million was recognized as Acquisition-related contingent consideration in the consolidated statements of income, primarily reflecting accretion for the time value of money for the Elidel®/Xerese®/Zovirax® agreement and the Salix Acquisition.

(d)	Included in other comprehensive loss.
For the nine-month period ended September 30, 2015, there were no transfers into or out of Level 3.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the nine-month period ended September 30, 2015.

7.	INVENTORIES
The components of inventories as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015	As of December 31, 2014
Raw materials(1)	$267.3	$191.1
Work in process(1)	117.2	94.2
Finished goods(1)	814.7	665.3
	$1,199.2	$950.6
___________________________________

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(1)	The components of inventories shown in the table above are net of allowance for obsolescence.

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$21,634.9	$(4,700.9)	$16,934.0	$10,320.2	$(3,579.8)	$6,740.4
Corporate brands	1,012.6	(90.4)	922.2	364.2	(65.2)	299.0
Product rights	3,223.6	(1,594.7)	1,628.9	3,225.9	(1,263.8)	1,962.1
Partner relationships	221.1	(121.5)	99.6	223.1	(107.5)	115.6
Technology and other	525.7	(148.0)	377.7	275.5	(124.3)	151.2
Total finite-lived intangible assets(1)	26,617.9	(6,655.5)	19,962.4	14,408.9	(5,140.6)	9,268.3
Indefinite-lived intangible assets:
Acquired IPR&D(2)	722.2	—	722.2	290.1	—	290.1
Corporate brand(3)	1,697.5	—	1,697.5	1,697.5	—	1,697.5
	$29,037.6	$(6,655.5)	$22,382.1	$16,396.5	$(5,140.6)	$11,255.9
____________________________________

(1)
In the third quarter of 2015, the Company recognized an impairment charge of $26 million related to Zelapar® (Developed Markets segment), resulting from declining sales trends. This charge was recognized in Amortization and impairments of finite-lived intangible assets in the consolidated statements of income.

(2)	The Company acquired certain IPR&D assets as part of the Salix Acquisition, as described further in Note 3.
In the third quarter of 2015, the Company wrote-off an IPR&D asset of $90 million related to the Rifaximin SSD development program (Developed Markets segment) based on analysis of Phase 2 study data, and the program was subsequently terminated.
In the second quarter of 2015, the Company wrote-off an IPR&D asset of $12 million related to the Arestin® Peri-Implantitis development program (Developed Markets segment), resulting from analysis of Phase 3 study data.
In the third quarter of 2014, the Company wrote-off IPR&D assets of $20 million primarily related to analysis of Phase 2 study data for a dermatological product candidate (Developed Markets segment) acquired in the December 2012 Medicis acquisition.
The write-offs of the IPR&D assets were recorded in In-process research and development impairments and other charges in the consolidated statements of income.

(3)	Represents the B&L corporate trademark, which has an indefinite useful life and is therefore not amortized.
Estimated aggregate amortization expense, as of September 30, 2015, for each of the five succeeding years ending December 31 is as follows:

	2015	2016	2017	2018	2019
Amortization expense(1)	$2,212.4	$2,546.2	$2,479.0	$2,348.3	$2,212.6
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets.
Goodwill
The changes in the carrying amount of goodwill in the nine-month period ended September 30, 2015 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2015	$7,115.0	$2,231.4	$9,346.4
Additions(a)	8,209.7	26.5	8,236.2
Adjustments(b)	49.3	3.7	53.0
Foreign exchange and other	(144.7)	(116.2)	(260.9)
Balance, September 30, 2015	$15,229.3	$2,145.4	$17,374.7
____________________________________

(a)	Primarily relates to the Salix Acquisition (as described in Note 3).

(b)	Primarily reflects the impact of measurement period adjustments for 2014 acquisitions, including PreCision and other smaller acquisitions.
As described in Note 3, the allocations of the goodwill balance associated with the Salix Acquisition and certain other acquisitions are provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

9.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of September 30, 2015 and December 31, 2014, respectively, is outlined in the table below:

	Maturity Date	As of September 30, 2015	As of December 31, 2014
Revolving Credit Facility(1)	April 2018	$—	$165.0
Series A-1 Tranche A Term Loan Facility(1)	April 2016	139.8	139.3
Series A-2 Tranche A Term Loan Facility(1)	April 2016	136.6	135.5
Series A-3 Tranche A Term Loan Facility(1)	October 2018	1,878.8	1,633.8
Series A-4 Tranche A Term Loan Facility(1)	April 2020	962.8	—
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,085.8	1,088.4
Series C-2 Tranche B Term Loan Facility(1)	December 2019	833.7	835.0
Series E-1 Tranche B Term Loan Facility(1)	August 2020	2,530.3	2,543.8
Series F Tranche B Term Loan Facility(1)	April 2022	4,062.2	—
Senior Notes:
6.875%	December 2018	—	496.6
7.00%	October 2020	687.8	687.5
6.75%	August 2021	645.9	645.4
7.25%	July 2022	541.8	540.9
6.375%	October 2020	2,225.3	2,221.6
6.75%	August 2018	1,587.7	1,584.5
7.50%	July 2021	1,609.0	1,606.9
5.625%	December 2021	893.0	891.8
5.50%	March 2023	990.4	—
5.375%	March 2020	1,978.1	—
5.875%	May 2023	3,212.7	—
4.50%(2)	May 2023	1,657.3	—
6.125%	April 2025	3,212.3	—
Other(3)	Various	12.0	12.9
		30,883.3	15,228.9
Less current portion		(707.0)	(0.9)
Total long-term debt		$30,176.3	$15,228.0

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
As of September 30, 2015, the Company was in compliance with all covenants related to the Company’s outstanding debt.
The total fair value of the Company’s long-term debt, with carrying values of $30.88 billion and $15.23 billion at September 30, 2015 and December 31, 2014, was $30.50 billion and $15.78 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).
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
For the nine-month period ended September 30, 2015, the effective rates of interest on the Company’s borrowings, to the extent outstanding during the period, were as follows: (i) 2.42% per annum under the Revolving Credit Facility, (ii) 2.30% per annum under both the Series A-1 Tranche A Term Loan Facility and the Series A-2 Tranche A Term Loan Facility, (iii) 2.29% per annum under the Series A-3 Tranche A Term Loan Facility, (iv) 2.44% per annum under the Series A-4 Tranche A Term Loan Facility, (v) 3.54% per annum under both the Series C-2 Tranche B Term Loan Facility and the Series E-1 Tranche B Term Loan Facility, (vi) 3.50% per annum under the Series D-2 Tranche B Term Loan Facility, and (vii) 4.00% per annum under the Series F Tranche B Term Loan Facility.
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
In addition, the Issuer entered into an escrow and security agreement (the “Escrow Agreement”) dated as of March 27, 2015, with an escrow agent. Pursuant to the Escrow Agreement, the proceeds from the issuance of the Notes, together with cash

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

sufficient to fund certain accrued and unpaid interest on the Notes, totaling $10.34 billion in the aggregate, were deposited into escrow accounts and held as collateral security for the Issuer’s obligations until the consummation of the Salix Acquisition which occurred on April 1, 2015.
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
The net proceeds from the issuance of the Notes, together with borrowings under the Company's Incremental Term Loan Facilities (described above), equity financing (described in Note 12) and cash on hand, were used to fund (i) the transactions contemplated by the Merger Agreement, (ii) the refinancing, repayment, termination and discharge of Salix’s outstanding indebtedness, and (iii) certain transaction expenses.
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
In addition, on March 27, 2015, the Company issued new equity of approximately $1.45 billion to fund the Salix Acquisition (see Note 12 for further information regarding the equity issuance).

10.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards, plus the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 14,195,301 shares were available for future grants as of September 30, 2015. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$8.3	$5.4	$15.7	$14.7
RSUs	42.2	14.8	95.7	45.9
Share-based compensation expense	$50.5	$20.2	$111.4	$60.6

Research and development expenses	$1.5	$1.4	$4.5	$4.2
Selling, general and administrative expenses	49.0	18.8	106.9	56.4
Share-based compensation expense	$50.5	$20.2	$111.4	$60.6
In the nine-month periods ended September 30, 2015 and 2014, the Company granted approximately 145,000 stock options with a weighted-average exercise price of $212.77 per option and approximately 261,000 stock options with a weighted-average exercise price of $117.82 per option, respectively. The weighted-average fair values of all stock options granted to employees in the nine-month periods ended September 30, 2015 and 2014 were $73.18 and $62.15, respectively.
In the nine-month periods ended September 30, 2015 and 2014, the Company granted approximately 116,000 time-based RSUs with a weighted-average grant date fair value of $213.56 per RSU and approximately 94,000 time-based RSUs with a weighted-average grant date fair value of $135.06 per RSU, respectively.
In the nine-month periods ended September 30, 2015 and 2014, the Company granted approximately 865,000 performance-based RSUs with a weighted-average grant date fair value of $320.17 per RSU and approximately 410,000 performance-based RSUs with a weighted-average grant date fair value of $209.72 per RSU, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

On June 30, 2015, an executive terminated his employment and has subsequently entered into a consulting service agreement with the Company through January 2016.  As a result, the outstanding awards held by the executive were modified to allow the recipient to continue vesting in those awards as service is rendered. Share-based compensation expense previously recognized of $6 million related to the original awards was reversed in the second quarter of 2015 when such awards were deemed improbable of vesting.  The modified awards are re-measured at fair value, at each reporting period, until a performance commitment is reached or the performance is complete. The value of the modified awards is recognized as expense over the requisite service period and resulted in expense of $12 million in the third quarter of 2015.
As of September 30, 2015, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $375 million, in the aggregate, which will be amortized over a weighted-average period of 3.48 years.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$0.4	$0.1	$0.8	$1.0	$0.5	$0.4
Interest cost	2.4	2.7	1.6	2.1	0.5	0.6
Expected return on plan assets	(3.6)	(3.7)	(2.0)	(2.0)	(0.1)	(0.1)
Amortization of prior service credit	—	—	(0.2)	—	(0.7)	(0.6)
Amortization of net loss	—	—	0.4	—	—	—
Net periodic (benefit) cost	$(0.8)	$(0.9)	$0.6	$1.1	$0.2	$0.3

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$1.2	$0.3	$2.4	$3.0	$1.5	$1.2
Interest cost	7.2	8.1	4.8	6.4	1.5	1.8
Expected return on plan assets	(10.8)	(11.1)	(6.0)	(6.0)	(0.3)	(0.3)
Amortization of prior service credit	—	—	(0.6)	—	(2.0)	(1.8)
Amortization of net loss	—	—	1.2	—	—	—
Net periodic (benefit) cost	$(2.4)	$(2.7)	$1.8	$3.4	$0.7	$0.9
During the nine-month period ended September 30, 2015, the Company contributed $8 million and $5 million to the U.S. and Non-U.S. pension benefit plans, respectively. The Company does not expect to make any additional contributions during the remainder of 2015 to the U.S. plan. The Company expects to contribute $7 million to the Non-U.S. pension benefit plans in 2015, in the aggregate, inclusive of amounts contributed to the plans during the nine-month period ended September 30, 2015.

12.	SHAREHOLDERS’ EQUITY

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, January 1, 2014	333.0	$8,301.2	$228.8	$(3,278.5)	$(132.8)	$5,118.7	$114.6	$5,233.3
Common shares issued under share-based compensation plans	1.0	33.2	(23.6)	—	—	9.6	—	9.6
Settlement of stock options	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Share-based compensation	—	—	60.6	—	—	60.6	—	60.6
Employee withholding taxes related to share-based awards	—	—	(38.5)	—	—	(38.5)	—	(38.5)
Excess tax benefits from share-based compensation	—	—	17.1	—	—	17.1	—	17.1
Acquisition of noncontrolling interest	—	—	(1.1)	—	—	(1.1)	(2.2)	(3.3)
Noncontrolling interest distributions	—	—	—	—	—	—	(0.5)	(0.5)
	334.0	8,334.4	240.2	(3,278.5)	(132.8)	5,163.3	111.9	5,275.2
Comprehensive income:
Net income (loss)	—	—	—	378.6	—	378.6	(0.5)	378.1
Other comprehensive income (loss)	—	—	—	—	(419.2)	(419.2)	(0.5)	(419.7)
Total comprehensive income						(40.6)	(1.0)	(41.6)
Balance, September 30, 2014	334.0	$8,334.4	$240.2	$(2,899.9)	$(552.0)	$5,122.7	$110.9	$5,233.6

Balance, January 1, 2015	334.4	$8,349.2	$243.9	$(2,365.0)	$(915.9)	$5,312.2	$122.3	$5,434.5
Issuance of common stock (see below)	7.5	1,481.0	—	—	—	1,481.0	—	1,481.0
Common shares issued under share-based compensation plans	1.4	75.7	(46.6)	—	—	29.1	—	29.1
Repurchases of common shares	(0.2)	(6.3)	—	(43.7)	—	(50.0)	—	(50.0)
Share-based compensation	—	—	111.4	—	—	111.4	—	111.4
Employee withholding taxes related to share-based awards	—	—	(85.8)	—	—	(85.8)	—	(85.8)
Excess tax benefits from share-based compensation	—	—	21.7	—	—	21.7	—	21.7
Noncontrolling interest from business combinations	—	—	—	—	—	—	4.9	4.9
Noncontrolling interest distributions	—	—	—	—	—	—	(7.0)	(7.0)
	343.1	9,899.6	244.6	(2,408.7)	(915.9)	6,819.6	120.2	6,939.8
Comprehensive loss:
Net income (loss)	—	—	—	70.2	—	70.2	4.4	74.6
Other comprehensive loss	—	—	—	—	(547.5)	(547.5)	(2.2)	(549.7)
Total comprehensive loss						(477.3)	2.2	(475.1)
Balance, September 30, 2015	343.1	$9,899.6	$244.6	$(2,338.5)	$(1,463.4)	$6,342.3	$122.4	$6,464.7
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, 2015 and 2014, were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Equity Investment	Net Unrealized Holding Gain on Available-For-Sale Equity Securities	Pension Adjustment	Total
Balance, January 1, 2014	$(170.3)	$—	$—	$37.5	$(132.8)
Foreign currency translation adjustment	(439.9)	—	—	—	(439.9)
Unrealized gain on equity method investment, net of tax(1)	—	22.5	—	—	22.5
Net unrealized holding gain on available-for-sale equity securities, net of tax	—	—	1.8	—	1.8
Reclassification to net income (loss)(2)	—	—	(1.8)	—	(1.8)
Pension adjustment(3)	—	—	—	(1.8)	(1.8)
Balance, September 30, 2014	$(610.2)	$22.5	$—	$35.7	$(552.0)

Balance, January 1, 2015	$(886.5)	$—	$—	$(29.4)	$(915.9)
Foreign currency translation adjustment	(546.1)	—	—	—	(546.1)
Pension adjustment(3)	—	—	—	(1.4)	(1.4)
Balance, September 30, 2015	$(1,432.6)	$—	$—	$(30.8)	$(1,463.4)
____________________________________

(1)
Relates to the Company's investment in PS Fund 1, LLC ("PS Fund 1"), an entity that we previously owned with Pershing Square Capital Management, L.P. ("Pershing Square"). The Company is no longer a member of PS Fund 1.

(2)	Included in gain on investments, net.

(3)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (see Note 11).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to reclassification adjustments were not material.

14.	INCOME TAXES
In the three-month period ended September 30, 2015, the Company recognized an income tax benefit of $57 million, comprised of $57 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax expense of a nominal amount related to Canadian income taxes. In the nine-month period ended September 30, 2015, the Company recognized an income tax expense of $10 million, comprised of $9 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of $1 million related to Canadian income taxes. In the three-month and nine-month periods ended September 30, 2015, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax expense generated from the Company’s annualized mix of earnings by jurisdiction, tax expense due to the tax return filings being finalized in the U.S., and a benefit for restructurings undertaken to streamline operations in Germany.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets is estimated to be $1.02 billion as of September 30, 2015 and was $859 million as of December 31, 2014. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
As of September 30, 2015, the Company had $344 million of unrecognized tax benefits, which included $43 million relating to interest and penalties. Of the total unrecognized tax benefits, $102 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that a nominal amount of unrecognized tax benefits may be resolved within the next 12 months.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2015, the Company had accrued $36 million for interest and $7 million for penalties.
The Company is currently under examination by the Canada Revenue Agency for three separate cycles: (a) years 2005 to 2006, (b) 2007 through 2009, and (c) 2010 through 2011. In February 2013, the Company received a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. The total proposed adjustment would result in a loss of tax attributes which are subject to a full valuation allowance and would not result in material change to the provision for income taxes.
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

15.	EARNINGS PER SHARE
Earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month and nine-month periods ended September 30, 2015 and 2014 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Valeant Pharmaceuticals International, Inc.	$49.5	$275.4	$70.2	$378.6

Basic weighted-average number of common shares outstanding	344.9	335.4	340.8	335.2
Diluted effect of stock options, RSUs and other	6.1	5.9	6.4	6.2
Diluted weighted-average number of common shares outstanding	351.0	341.3	347.2	341.4

Earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.14	$0.82	$0.21	$1.13
Diluted	$0.14	$0.81	$0.20	$1.11
In the three-month and nine-month periods ended September 30, 2015, stock options to purchase approximately 138,000 common shares in both of the corresponding periods of the Company were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method, compared with 1,130,000 and 896,000 common shares in both of the corresponding periods of 2014.

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
In addition, as part of the overall settlement, Biovail entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General ("OIG") and the Department of Health and Human Services on September 11, 2009. The CIA required the Company to have a compliance program in place and to undertake a set of defined corporate integrity obligations for a five-year term which concluded on September 10, 2014. The CIA also included requirements for an annual independent review of these obligations. The Company submitted its final annual report to the OIG on February 6, 2015. The matter has been closed by the OIG.
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
Letter from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania
The Company has received a letter dated September 10, 2015 from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania stating that they are investigating potential violations of the False Claims Act arising out of Biovail Pharmaceutical, Inc.’s treatment of certain service agreements with wholesalers when

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. The letter requests that the Company voluntarily produce documents and information relating to the investigation. The Company intends to respond to the request.
Subpoena from the United States Department of Justice
On September 15, 2015, B&L received a subpoena from the United States Department of Justice regarding payments and agreements between B&L and medical professionals related to its surgical products Crystalens® IOL and Victus® femtosecond laser platform. The government has indicated that the subpoena was issued in connection with its criminal investigation into possible violations of Federal health care laws.  B&L is cooperating with the government’s investigation.
Subpoenas from the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York
On or about October 14, 2015, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts and a subpoena from the U.S. Attorney's Office for the Southern District of New York. Most of the materials requested by the subpoenas relate to documents with respect to the Company’s patient assistance programs, and also include requests relating to financial support provided by the company for patients, distribution of the Company's products, information provided to the Centers for Medicare and Medicaid Services, and pricing decisions. The Company is reviewing the subpoenas and intends to cooperate with the investigations.
Voluntary Request Letter from the U.S. Federal Trade Commission
On or about October 16, 2015, the Company received a voluntary request letter from the FTC with respect to its non-public investigation into our recent acquisition of Paragon Holdings I, Inc. (“Paragon”). In the letter, the FTC has requested that the Company provide, on a voluntary basis, certain information and documentation relating to its acquisition of Paragon. The Company is reviewing the letter and the information request and intends to cooperate with the investigation.
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
Allergan Shareholder Class Action
On December 16, 2014, Anthony Basile filed a putative class action lawsuit against the Company, Valeant, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, Valeant, J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman.  The amended complaint alleges claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants asserting violations of Section 14(e) of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleges violations of Section 20(a) of the Exchange Act against Pershing Square, PS Management, GP, LLC, William A. Ackman and J. Michael Pearson. The amended complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On August 7, 2015, the defendants moved to dismiss the amended complaint in its entirety. The motion remains pending. The Company intends to vigorously defend these matters.
Salix Shareholder Class Actions
Following the announcement of the execution of the Merger Agreement with Salix, 6 purported stockholder class actions were filed challenging the Salix Acquisition. All of the actions were filed in the Delaware Court of Chancery, and alleged claims against some or all of the board of directors of Salix (the “Salix Board”), the Company, Salix, Valeant and Sun Merger Sub, Inc. (“Sun Merger Sub”).  On March 17, 2015, the Court consolidated the actions under the caption Salix Pharmaceuticals, Ltd. Shareholder Litigation, Consolidated C.A. No.10721-CB   On September 25, 2015, Plaintiffs filed an amended complaint.  The operative complaint alleges generally that the members of the Salix Board breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Salix through an allegedly inadequate sales process and for allegedly inadequate consideration and by agreeing to allegedly preclusive deal protections.  The complaint also alleges that the Schedule 14D-9 filed by Salix in connection with the Salix Acquisition contained inaccurate or materially misleading information about, among other things, the Salix Acquisition and the sales process leading up to the Merger Agreement. The complaint seeks, among other things, money damages and unspecified attorneys’ and other fees and costs.  An initial briefing schedule for Defendants’ Motions to Dismiss has been set. Salix and the Company are vigorously defending this consolidated matter.
Valeant Securities Class Action
On October 22 and 23, 2015, two putative securities class actions were filed in the United States District Court for the District of New Jersey, against the Company and certain current or former officers and directors, captioned Potter v. Valeant, et al. (Case No. 15-cv-7658) and Chen v. Valeant, et al. (Case No. 15-cv-7679). The actions allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on a behalf of a putative class of persons who purchased or otherwise acquired Valeant stock between February 23, 2015 (February 28, 2015 in Chen) and October 20, 2015 (October 21, 2015 in Chen). The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company's use of specialty pharmacies and the Company's relationship with Philidor. The Company believes the actions are without merit and intends to defend itself vigorously.
Antitrust
Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis, the Company and various manufacturers of generic forms of Solodyn, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn.  The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees.  By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper.  After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints.  On August 14, 2015, the Court granted the motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws.  The Company was dismissed from the case, but the litigation will continue against Medicis and the generic manufacturers as to the remaining claims.  Discovery has recently commenced.  On March 26, 2015, and on April 6, 2015, while the motion to dismiss the class action complaints was pending, 2 additional non-class action complaints were filed against Medicis by certain retail pharmacy and grocery chains making similar allegations and seeking similar relief to that sought by Direct Purchaser Class Plaintiffs.  Those suits have been centralized with the class action suits in the District of Massachusetts.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Medicis has not yet responded to the non-class action complaints.  The Company intends to vigorously defend all of these actions.
Intellectual Property
AntiGrippin® Litigation
2 suits have been brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark. The plaintiffs in these matters allege that Natur Produkt violated Russian competition law by preventing plaintiffs from producing and marketing their products under certain brand names.
The first matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion (being approximately $50 million at the December 4, 2013 decision date). This charge was recognized in the fourth quarter of 2013 in Other expense (income) in the consolidated statements of income. Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the reserve was reversed in the first quarter of 2014 in Other expense (income) in the consolidated statements of income.  Anvilab appealed the appeal court’s decision to the cassation court. On June 19, 2014, the cassation court resolved that the matter is within the jurisdiction of the Intellectual Property (IP) court in this instance. The hearing before the IP court was held on July 30, 2014 and August 1, 2014. The IP Court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by Anvilab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. The court of first instance appointed an expert to provide a report on the claimed lost profit amount, which was provided on or about March 10, 2015. Hearings before the court of first instance in this matter were held on March 12, 2015 and April 9, 2015. Following the April 9, 2015 hearing, the court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion. Natur Produkt filed an appeal against this decision, both as to the merits and the quantum of damages, to the appeal court on May 15, 2015. The hearing before the appeal court was held on July 28, 2015 and the court ruled in favor of the plaintiff. Subsequently, Natur Produkt filed an appeal to the IP Court. At a hearing held on October 6, 2015, the IP Court ruled in favor of the plaintiff and upheld the decision of the appeal court. Natur Produkt intends to appeal to the Supreme Court by the end of October 2015. As Natur Produkt’s  appeal to the IP Court did not delay enforcement of the appeal court’s decision, Natur Produkt was required to pay the claimed amount of RUR 1.66 billion (being approximately $25 million as of the payment date) to the plaintiff, via bailiffs’ account, on September 28, 2015.  The Company recognized the $25 million charge in the third quarter of 2015 in Other expense (income) in the consolidated statements of income.
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
R&O Pharmacy Complaint
On October 6, 2015, R&O Pharmacy, LLC (“R&O”) filed a complaint against Valeant Pharmaceuticals North America LLC (“VPNA”) in the United States District Court for the Central District of California (Case No. 2:15-cv-07846).  R&O’s lawsuit does not seek damages, but seeks a declaration of rights against VPNA that R&O owes no duties or amounts to VPNA.  VPNA’s response to the lawsuit is due on October 29, 2015.  VPNA believes that R&O’s lawsuit is without merit and will vigorously defend against the allegations.
To that end, VPNA intends to answer R&O’s complaint, deny that R&O is entitled to the relief it seeks and file its own counterclaim against R&O for amounts due from R&O to VPNA.  Prior to this dispute, VPNA had been paid approximately $18 million for all inventory shipped to R&O which was later dispensed by R&O and reimbursed by patients or payors through the end of the second quarter of 2015.  Since the dispute, R&O is not cooperating with VPNA in identifying amounts R&O has achieved on sales of VPNA’s products.  VPNA has ceased shipping further inventory to R&O. VPNA is therefore estimating that it is owed approximately $25 million, based upon amounts previously reported by R&O for prescription dispensed and the estimated net sales value of inventory that VPNA still believes R&O possesses. As of September 30, 2015, $19 million has been reflected as a receivable in the Company’s financial statements, which the Company believes is fully collectible.
Product Liability Matters
MoistureLoc™ Product Liability Lawsuits
Currently, B&L has been served or is aware that it has been named as a defendant in approximately 321 currently active product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below, as well as in certain other U.S. state courts, on behalf of individuals who claim they suffered personal injury as a result of using a contact lens solution with MoistureLoc™. 2 consolidated cases were established to handle MoistureLoc™ claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There are approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc™ caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. The appeal was argued January 20, 2015. The Court issued its decision on February 10, 2015, denying plaintiffs’ appeal to renew and affirming the lower court’s decision granting B&L’s motion for summary judgment regarding all remaining non-fusarium claims. On March 10, 2015, the plaintiffs filed their motion for leave to appeal this decision, which was denied on May 21, 2015. Plaintiffs filed their motion for leave to appeal from that decision to the New York State Court of Appeals on July 1, 2015. B&L filed its brief in opposition on July 13, 2015. On September 22, 2015, the New York State Court of Appeals denied plaintiffs’ motion for leave to appeal. Plaintiffs have exhausted all appellate remedies.

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
Currently, B&L has settled approximately 630 cases in connection with MoistureLoc™ product liability suits. All U.S.-based fusarium claims have now been resolved and there is 1 active fusarium claim involving a claimant outside of the United States that remains pending. The parties in this active matter are involved in settlement discussions, and the Company currently expects that any potential settlement amounts would not be material.
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
Salix SEC Investigation
The SEC is conducting a formal investigation into possible securities law violations by Salix relating to disclosures by Salix of inventory amounts in the distribution channel and related issues in press releases, on analyst calls and in Salix’s various SEC filings, as well as related accounting issues. Salix and the Company are cooperating with the SEC in its investigation, including through the production of documents to the SEC Enforcement Staff. We cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on Salix or the Company arising out of the SEC investigation.
Salix Securities Litigation
Beginning on November 7, 2014, 3 putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls.  2 of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)).  These two actions have been consolidated under the caption In re Salix Pharmaceuticals, Ltd. (Case No. 14-CV-8925 (KMW)). Defendants’ Motions to Dismiss have been fully briefed and the parties await the scheduling of oral argument. Salix and the Company are vigorously defending this consolidated matter. A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed.

17.	SEGMENT INFORMATION
Reportable Segments
The Company has two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of the Company’s segments as of September 30, 2015:

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
Segment Revenues and Profit
Segment revenues and profit for the three-month and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Developed Markets(1)	$2,320.7	$1,507.9	$6,322.7	$4,409.4
Emerging Markets(2)	466.1	548.3	1,387.4	1,574.1
Total revenues	2,786.8	2,056.2	7,710.1	5,983.5

Segment profit:
Developed Markets(3)	690.0	478.0	2,004.5	1,375.3
Emerging Markets(4)	60.3	104.0	193.2	268.1
Total segment profit	750.3	582.0	2,197.7	1,643.4

Corporate(5)	(90.1)	(42.9)	(220.8)	(127.3)
Restructuring, integration and other costs	(75.6)	(61.7)	(274.0)	(337.4)
In-process research and development impairments and other charges	(95.8)	(19.9)	(108.1)	(40.3)
Acquisition-related costs	(7.0)	(1.6)	(26.3)	(3.7)
Acquisition-related contingent consideration	(3.8)	(4.0)	(22.6)	(14.8)
Other (expense) income	(30.2)	232.0	(213.2)	275.7
Operating income	447.8	683.9	1,332.7	1,395.6
Interest income	0.7	0.8	2.5	3.8
Interest expense	(420.2)	(258.4)	(1,130.7)	(746.1)
Loss on extinguishment of debt	—	—	(20.0)	(93.7)
Foreign exchange and other	(34.0)	(53.0)	(99.5)	(63.0)
Gain on investments, net	—	3.4	—	5.9
(Loss) income before (recovery of) provision for income taxes	$(5.7)	$376.7	$85.0	$502.5
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue in the three-month and nine-month periods ended September 30, 2015 from 2014 and 2015 acquisitions of $636 million and $1.39 billion, respectively, in the aggregate, primarily from the Salix, Marathon, and Dendreon acquisitions.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue in the three-month and nine-month periods ended September 30, 2015 from 2014 and 2015 acquisitions of $11 million and $36 million, respectively, in the aggregate.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(3)
Developed Markets segment profit in the three-month and nine-month periods ended September 30, 2015 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $628 million and $1.50 billion, in the aggregate, primarily from the Salix Acquisition, compared with $224 million and $665 million in the corresponding periods of 2014.

(4)
Emerging Markets segment profit in the three-month and nine-month periods ended September 30, 2015 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $78 million and $230 million, in the aggregate, compared with $90 million and $243 million in the corresponding periods of 2014.

(5)
Corporate reflects non-restructuring-related share-based compensation expense of $40 million and $78 million in the three-month and nine-month periods ended September 30, 2015, respectively, compared with $11 million and $32 million in the corresponding periods of 2014.

Segment Assets
Total assets by segment as of September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015	As of December 31, 2014
Assets:
Developed Markets(1)	$40,336.3	$19,093.4
Emerging Markets(1)	5,939.2	6,332.9
	46,275.5	25,426.3
Corporate	2,179.1	901.0
Total assets	$48,454.6	$26,327.3
____________________________________

(1)
Segment assets as of September 30, 2015 were impacted by the identifiable intangible assets and goodwill from the various acquisitions in the current year. See Note 3 for additional information regarding the current year acquisitions.

18.	SUBSEQUENT EVENTS
On October 26, 2015, the Company announced that G. Mason Morfit, President of ValueAct Capital, was appointed to its board of directors effective immediately. Morfit had originally served on the Valeant Board of Directors from May 2007 to May 2014.

On October 26, 2015, the Company also announced that its Audit and Risk Committee and the full Board of Directors have reviewed the Company’s accounting for its Philidor arrangement and have confirmed the appropriateness of the Company’s related revenue recognition and accounting treatment.  Based on its review conducted through that date, the Company believed that it was in compliance with applicable law.  In light of the recent allegations made regarding Philidor, however, the Board of Directors decided to establish an ad hoc committee of the board to review allegations related to the Company’s business relationship with Philidor and related matters. The committee is chaired by Robert Ingram, the Company’s lead outside director. Other members will include Norma Provencio, chairman of the Audit and Risk Committee; Colleen Goggins; and Mason Morfit.

On October 19, 2015, the Company acquired Mercury (Cayman) Holdings, the holding company of Amoun Pharmaceutical (“Amoun”), for consideration of approximately $838 million, plus contingent payments.  Amoun develops and markets a wide range of pharmaceutical brands in therapeutic areas such as anti-hypertensives, broad spectrum antibiotics, and anti-diarrheals in the Middle East and North Africa.
On October 1, 2015, the Company acquired Sprout Pharmaceuticals, Inc. (“Sprout”), pursuant to the merger agreement, among Sprout, the Company, Valeant, Miranda Acquisition Sub, Inc., a wholly owned subsidiary of Valeant, and Shareholder Representative Services LLC, as stockholder representative, on a debt-free basis, for approximately $1 billion in cash (the Company paid approximately $530 million, inclusive of customary purchase price adjustments, upon the closing of the transaction in October 2015, and an additional payment of $500 million is payable in the first quarter of 2016), plus a share of future profits based upon the achievement of certain milestones. Sprout has focused solely on the delivery of a treatment option for the unmet need of premenopausal women with acquired, generalized Hypoactive Sexual Desire Disorder as characterized by low sexual desire that causes marked distress or interpersonal difficulty and is not due to a co-existing medical or psychiatric condition, problems within the relationship, or the effects of a medication or other drug substance. In August

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

2015, Sprout received approval from the FDA on its New Drug Application ("NDA") for flibanserin, which is being marketed as Addyi™ in the U.S. Sprout also has global rights for flibanserin.
On October 1, 2015, pursuant to an agreement entered into with AstraZeneca Collaboration Ventures, LLC (“AstaZeneca”), the Company was granted an exclusive license to develop and commercialize brodalumab. Brodalumab is an IL-17 receptor monoclonal antibody in development for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Under the agreement, the Company will hold the exclusive rights to develop and commercialize brodalumab globally, except in Japan and certain other Asian countries where rights are held by Kyowa Hakko Kirin Co., Ltd under a prior arrangement with Amgen Inc., the originator of brodalumab. The Company will assume all development costs associated with the regulatory approval for brodalumab. Regulatory submission in the U.S. and European Union for brodalumab in moderate-to-severe psoriasis is planned for the fourth quarter of 2015. Under the terms of the agreement, the Company made an up-front payment to AstraZeneca of $100 million in October 2015, and may pay additional pre-launch milestones of up to $170 million and further sales-related milestone payments of up to $175 million following launch. After approval, AstraZeneca and the Company will share profits.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended September 30, 2015 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
Additional information relating to the Company, including the 2014 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of October 26, 2015.
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
BUSINESS DEVELOPMENT
We have completed several transactions, including, among others, the following acquisitions/licenses in 2015:

Acquisition Date
Acquisitions/Licenses
Amoun Pharmaceutical (“Amoun”)	October 2015
Sprout Pharmaceuticals, Inc. ("Sprout")	October 2015
Certain brodalumab product rights	October 2015
Salix	April 2015
Certain assets of Dendreon Corporation ("Dendreon")	February 2015
Certain assets of Marathon Pharmaceuticals, LLC ("Marathon")	February 2015
For further information regarding these transactions, see Note 3 titled "BUSINESS COMBINATIONS" and Note 18 titled "SUBSEQUENT EVENTS" of notes to the unaudited consolidated financial statements.
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
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and B&L businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, in connection with the acquisition of B&L, we identified greater than $900 million of cost synergies on an annual run rate basis that were substantially achieved by the end of 2014. This amount does not include revenue synergies or the benefits of incorporating B&L’s operations into the Company’s corporate structure. We estimated that we will incur total costs of approximately $600 million (excluding the charges of $53 million described in Note 5 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to the unaudited consolidated financial statements) in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2014.
See Note 5 of notes to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our acquisition-related initiatives through September 30, 2015.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
($ in millions, except per share data)	$	$	$	%	$	$	$	%
Revenues	2,786.8	2,056.2	730.6	36	7,710.1	5,983.5	1,726.6	29
Operating expenses	2,339.0	1,372.3	966.7	70	6,377.4	4,587.9	1,789.5	39
Net income attributable to Valeant Pharmaceuticals International, Inc.	49.5	275.4	(225.9)	(82)	70.2	378.6	(308.4)	(81)
Earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	0.14	0.82	(0.68)	(83)	0.21	1.13	(0.92)	(81)
Diluted	0.14	0.81	(0.67)	(83)	0.20	1.11	(0.91)	(82)
____________________________________
Financial Performance
Changes in Revenues
Total revenues increased $731 million, or 36%, to $2.79 billion in the third quarter of 2015 and increased $1.73 billion, or 29%, to $7.71 billion in the first nine months of 2015, primarily due to incremental product sales revenue of $647 million and $1.43 billion (which includes a negative foreign currency exchange impact of $4 million and $12 million, respectively), in the aggregate, from all 2014 and 2015 acquisitions in the third quarter and first nine months of 2015, respectively. This increase was partially offset by (i) a negative foreign currency impact on the existing business of $168 million and $472 million, in the aggregate, in the third quarter and first nine months of 2015, respectively, and (ii) a negative impact from divestitures and discontinuations of $10 million and $134 million, in the aggregate, in the third quarter and first nine months of 2015, respectively. Excluding the items described above, we realized incremental product sales revenue of $253 million and $891 million, in the aggregate, in the third quarter and first nine months of 2015, respectively, related to growth from the remainder of the existing business. The above changes in revenues are further described below under “Results of Operations — Revenues by Segment”.
As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales.  Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to both direct and indirect customers.  Gross product sales for products sold directly to wholesalers and retailers are recognized when transfer of title and the risks and rewards of ownership occurs which, in most instances, is upon delivery of the product.  Gross product sales for products dispensed through Philidor Rx Services, LLC (“Philidor”) pharmacy network (which is consolidated as a variable interest entity within our consolidated financial statements) are recognized when a prescription is dispensed to a patient.  Net sales recognized through the Philidor pharmacy network represents 7% and 6% of our total consolidated net revenue for the three months and nine months ended September 30, 2015, respectively.  Any inventory on hand in the Philidor pharmacy network is included in inventory in our consolidated balance sheet.  Provision balances relating to estimated amounts payable to direct customers are netted against accounts receivable, and balances relating to indirect customers are included in accrued liabilities.  The provisions recorded to reduce gross product sales to net product sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
($ in millions)	$	$	$	$
Gross product sales	4,666.1	2,980.2	11,884.7	8,180.3
Provisions to reduce gross product sales to net product sales	1,917.9	957.3	4,294.6	2,312.2
Net product sales	2,748.2	2,022.9	7,590.1	5,868.1
Percentage of provisions to gross sales	41%	32%	36%	28%
Provisions as a percentage of gross sales increased to 41% and 36% for the third quarter and first nine months of 2015, respectively, compared with 32% and 28% in the third quarter and first nine months of 2014. The increase was driven primarily by product mix due to increased sales of products which carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations.  Specifically, the comparisons were impacted by (i) higher provisions for rebates, chargebacks, and returns, including managed care rebates for Jublia® and the co-pay assistance programs for launch products and other promoted products including

Jublia®, Onexton®, Retin-A Micro® Microsphere 0.08% (“RAM 0.08%”), and Solodyn®, as well as Salix products and (ii) higher rebate percentages for sales to the U.S. government (including Wellbutrin XL®).
Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net income attributable to Valeant Pharmaceuticals International, Inc. was $50 million in the third quarter of 2015, compared with net income of $275 million in the third quarter of 2014 and net income in the first nine months of 2015 was $70 million, compared with net income of $379 million in the first nine months of 2014, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $637 million and $1.48 billion in the third quarter and first nine months of 2015, respectively, more than offset by (ii) an increase in operating expenses driven mainly by an increase in amortization and impairments of finite-lived intangible assets, selling, general and administrative expenses, and other expense, and (iii) an increase in non-operating expenses driven mainly by interest expense. The above changes are further described below under “Results of Operations”.
RESULTS OF OPERATIONS
Reportable Segments
We have two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of our segments as of September 30, 2015:

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

Revenues By Segment
The following table displays revenues by segment for the third quarters and first nine months of 2015 and 2014, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
($ in millions)	$	%	$	%	$	%	$	%	$	%	$	%
Developed Markets	2,320.7	83	1,507.9	73	812.8	54	6,322.7	82	4,409.4	74	1,913.3	43
Emerging Markets	466.1	17	548.3	27	(82.2)	(15)	1,387.4	18	1,574.1	26	(186.7)	(12)
Total revenues	2,786.8	100	2,056.2	100	730.6	36	7,710.1	100	5,983.5	100	1,726.6	29
Total revenues increased $731 million, or 36%, to $2.79 billion in the third quarter of 2015, and increased $1.73 billion, or 29%, to $7.71 billion in the first nine months of 2015. For the third quarter of 2015, the growth in the Developed Markets was driven primarily by volume. For the first nine months of 2015, price slightly outpaced volume in the Developed Markets as significant volume increases in U.S. dermatology and U.S. eye heath were offset by volume declines for certain U.S. neurology & other/generic products. The growth in the Emerging Markets, exclusive of the negative foreign currency exchange impact described below, was driven entirely by volume for the third quarter and first nine months of 2015, as price had a negative impact. The growth was mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $636 million and $1.39 billion (which includes a negative foreign currency exchange impact of $2 million and $7 million, in the aggregate, in the third quarter and first nine months of 2015, respectively), in the aggregate, from all 2014 and 2015 acquisitions in the third quarter and first nine months of 2015, respectively, primarily from the 2015 acquisitions of Salix (mainly driven by Xifaxan®, as well as Glumetza®, Uceris® and Apriso® product sales), certain assets of Marathon (mainly driven by Isuprel® and Nitropress® product sales), and assets of Dendreon (Provenge® product sales). Regarding the Salix Acquisition, wholesaler inventory levels have been further reduced by approximately $100 million during the third quarter of 2015.
These factors were partially offset by:

•
a negative foreign currency exchange impact on the existing business of $66 million and $198 million in the third quarter and first nine months of 2015, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Canadian dollar, Australian dollar, and Japanese yen; and

•
a negative impact from divestitures and discontinuations of $5 million and $116 million in the third quarter and first nine months of 2015, respectively, primarily driven by $94 million for the first nine month period, related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins.

Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $236 million and $820 million in the third quarter and first nine months of 2015, respectively. The growth, which incorporates sales directly to wholesalers and retailers as well as use of specialty pharmacies (primarily Philidor), reflected (1) higher sales of (i) Jublia® (launched in mid-2014), (ii) the Retin-A® franchise (including the launch of RAM 0.08% in mid-2014), (iii) Xenazine®, (iv) Arestin®, (v) Solodyn®, and (vi) the Carac® franchise, and (2) higher sales from other recent product launches, including the launches of Biotrue® ONEday, Bausch + Lomb Ultra®, and Onexton®.
Emerging Markets segment:

•
the incremental product sales revenue of $11 million and $36 million (which includes a negative foreign currency exchange impact of $2 million and $4 million, in the aggregate, in the third quarter and first nine months of 2015, respectively), in the aggregate, primarily from all 2014 and 2015 acquisitions in the third quarter and first nine months of 2015, respectively.

This factor was more than offset by:

•
a negative foreign currency exchange impact on the existing business of $102 million and $275 million in the third quarter and first nine months of 2015, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble, Polish zloty, Brazilian real, Mexican peso, and Euro; and

•	a negative impact from divestitures and discontinuations of $5 million and $18 million in the third quarter and first nine months of 2015, respectively, primarily from Latin America.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $16 million and $71 million in the third quarter and first nine months of 2015, respectively. The growth primarily reflected higher sales in Asia (primarily China), Latin America (primarily Mexico), and Africa.
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
The following table displays profit by segment for the third quarters and first nine months of 2015 and 2014, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Developed Markets	690.0	30	478.0	32	212.0	44	2,004.5	32	1,375.3	31	629.2	46
Emerging Markets	60.3	13	104.0	19	(43.7)	(42)	193.2	14	268.1	17	(74.9)	(28)
Total segment profit	750.3	27	582.0	28	168.3	29	2,197.7	29	1,643.4	27	554.3	34
____________________________________

(1) — Represents profit as a percentage of the corresponding revenues.
Total segment profit increased $168 million, or 29%, to $750 million in the third quarter of 2015, and increased $554 million, or 34%, to $2.20 billion in the first nine months of 2015, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in contribution of $506 million and $1.09 billion, in the aggregate, from all 2014 and 2015 acquisitions in the third quarter and first nine months of 2015, respectively, primarily from sales of Salix, Marathon, and Dendreon products, including expenses for acquisition accounting adjustments related to inventory of $27 million and $98 million, in the aggregate, in the third quarter and first nine months of 2015, respectively; and

•
a favorable impact of $11 million and $24 million related to the existing business acquisition accounting adjustments related to inventory in the third quarter and first nine months of 2014, respectively, that did not similarly occur in the third quarter and first nine months of 2015.

Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $490 million and $987 million in the third quarter and first nine months of 2015, respectively, primarily associated with the acquisitions of new businesses within the segment;

•
a negative foreign currency exchange impact on the existing business contribution of $49 million and $148 million in the third quarter and first nine months of 2015, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Canadian dollar, Australian dollar, and Japanese yen; and

•
a decrease in contribution related to divestitures and discontinuations of $4 million and $93 million in the third quarter and first nine months of 2015, respectively, primarily driven by $80 million for the first nine month period, respectively related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins.

Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $232 million and $739 million in the third quarter and first nine months of 2015, respectively. The growth reflected (1) higher sales of (i) Jublia® (launched in mid-2014), (ii) the Retin-A® franchise (including the launch of RAM 0.08% in mid-2014), (iii) Xenazine®, (iv) Arestin®, (v) Solodyn®, and (vi) the Carac® franchise, and (2) higher sales from other recent product launches, including the launches of Biotrue® ONEday, Bausch + Lomb Ultra®, and Onexton®.
Emerging Markets segment:

•
a decrease in operating expenses (including amortization and impairments of finite-lived intangible assets) of $13 million and $56 million in the third quarter and first nine months of 2015, respectively, primarily driven by foreign currency exchange; and

•	an increase in contribution of $5 million and $18 million in the third quarter and first nine months of 2015, respectively, primarily from all 2014 and 2015 acquisitions.
These factors were more than offset by:

•
a negative foreign currency exchange impact on the existing business contribution of $62 million and $165 million in the third quarter and first nine months of 2015, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble, Polish zloty, Brazilian real, Mexican peso, and Euro; and

•	a decrease in contribution related to divestitures and discontinuations of $3 million and $11 million in the third quarter and first nine months of 2015, respectively.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $2 million and $30 million in the third quarter and first nine months of 2015, respectively. The growth primarily reflected higher sales in Asia (primarily China), Latin America (primarily Mexico), and Africa.
Operating Expenses

The following table displays the dollar amount of each operating expense category for the third quarters and first nine months of 2015 and 2014, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		Change		2015		2014		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	634.6	23	545.8	27	88.8	16	1,864.9	24	1,619.5	27	245.4	15
Cost of other revenues	13.6	—	15.0	1	(1.4)	(9)	43.1	1	45.3	1	(2.2)	(5)
Selling, general and administrative	697.6	25	504.1	25	193.5	38	1,956.9	25	1,501.8	25	455.1	30
Research and development	101.6	4	59.1	3	42.5	72	238.5	3	186.9	3	51.6	28
Amortization and impairments of finite-lived intangible assets	679.2	24	393.1	19	286.1	73	1,629.8	21	1,113.9	19	515.9	46
Restructuring, integration and other costs	75.6	3	61.7	3	13.9	23	274.0	4	337.4	6	(63.4)	(19)
In-process research and development impairments and other charges	95.8	3	19.9	1	75.9	381	108.1	1	40.3	1	67.8	168
Acquisition-related costs	7.0	—	1.6	—	5.4	338	26.3	—	3.7	—	22.6	611
Acquisition-related contingent consideration	3.8	—	4.0	—	(0.2)	(5)	22.6	—	14.8	—	7.8	53
Other expense (income)	30.2	1	(232.0)	(11)	262.2	NM	213.2	3	(275.7)	(5)	488.9	NM
Total operating expenses	2,339.0	84	1,372.3	67	966.7	70	6,377.4	83	4,587.9	77	1,789.5	39
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold increased $89 million, or 16%, to $635 million in the third quarter of 2015, and increased $245 million, or 15%, to $1.86 billion in the first nine months of 2015. As a percentage of revenue, Cost of goods sold was 23% and 24% for the third quarter and first nine months of 2015, respectively, as compared to 27% for both the third quarter and first nine months of 2014. The comparisons were impacted primarily by:

•
a favorable impact from sales of products acquired in the Salix Acquisition in the second quarter of 2015, as well as higher sales of dermatology products, as such products have a higher gross profit margin than our overall gross profit margin. This is partially offset by a lower gross profit margin related to the Provenge® product, which was acquired as part of the Dendreon acquisition in the first quarter of 2015; and

•
a favorable impact from product mix and geographic mix driven by growth in the U.S. businesses and recent dermatology product launches, including Jublia®, RAM 0.08%, and Onexton®. These products have a higher gross profit margin than our overall margin.

Those factors were partially offset by:

•	an unfavorable impact on gross margin from foreign currency exchange of $103 million and $298 million in the third quarter and first nine months of 2015, respectively; and

•
the impact of incremental acquisition accounting adjustments of $15 million and $76 million in the third quarter and first nine months of 2015, respectively, primarily related to step-up for acquired inventory from the Salix and Marathon acquisitions which was expensed in the third quarter and first nine months of 2015 that did not similarly occur in the third quarter and first nine months of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $194 million, or 38%, to $698 million in the third quarter of 2015, and increased $455 million, or 30%, to $1.96 billion in the first nine months of 2015. As a percentage of revenue, SG&A was 25% in both the third quarter and first nine months of 2015, consistent with the comparable prior year periods. SG&A in the third quarter and first nine months of 2015 was impacted primarily by:

•	higher expenses of $80 million and $267 million, respectively, to support recent product launches in dermatology, including Jublia® and Onexton®;

•	higher expenses of $97 million and $220 million, respectively, related to acquisitions, including Salix and Dendreon;

•
increased share-based compensation expense of $30 million and $50 million, respectively, primarily driven by new awards granted during the period, the impact of the accelerated vesting related to certain performance-based RSU awards, and the impact from a modification made to certain share-based awards. Refer to Note 10 of notes to the unaudited consolidated financial statements for further details); and

•	higher expenses of $5 million and $15 million, respectively, to support launches in the contact lens business.
Those factors were partially offset by:

•	a favorable impact from foreign currency exchange of $53 million and $148 million in the third quarter and first nine months of 2015, respectively; and

•	lower expenses of $5 million and $35 million, respectively, related to the facial aesthetic fillers and toxins assets which were divested in the third quarter of 2014.
Research and Development Expenses
Research and development expenses increased $43 million, or 72%, to $102 million in the third quarter of 2015, and increased $52 million, or 28%, to $239 million in the first nine months of 2015, primarily due to spending on programs acquired in the Salix and Dendreon acquisitions, as well as B&L development programs.
In September 2015, the Company announced that the U.S. Food and Drug Administration (the "FDA") accepted for review its New Drug Application (NDA) for Vesneo™ (latanoprostene bunod ophthalmic solution 0.024%), and the FDA assigned a Prescription Drug User Fee Act (PDUFA) action date of July 21, 2016.
In September 2015, the Company announced that the FDA accepted for review the Company's NDA for Oral Relistor®, and the FDA assigned a PDUFA action date of April 16, 2016.
Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $286 million, or 73%, to $679 million in the third quarter of 2015, and increased $516 million, or 46%, to $1.63 billion in the first nine months of 2015, primarily due to (i) amortization of 2014 acquisitions and 2015 acquisitions in the third quarter and first nine months of 2015 (primarily the Salix, Marathon, and Dendreon acquisitions) that did not similarly exist in the third quarter and first nine months of 2014, (ii) an impairment charge of $26 million related to Zelapar® in the third quarter of 2015 partially offset by (iii) a decrease of $25 million in first nine months of 2015 in amortization of the facial aesthetic fillers and toxins assets which were divested in July 2014.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration and other costs of $76 million and $274 million in the third quarter and first nine months of 2015, respectively, primarily related to the Salix and Dendreon acquisitions, as well as other smaller acquisitions.
We recognized restructuring, integration and other costs of $62 million and $337 million in the third quarter and first nine months of 2014, respectively, primarily related to the B&L, PreCision Dermatology, Inc. ("PreCision"), and Solta Medical acquisitions, as well as other smaller acquisitions.

Refer to Note 5 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to unaudited consolidated financial statements for further details.
In-Process Research and Development Impairments and Other Charges
In the third quarter and first nine months of 2015, we recognized in-process research and development charges of $96 million and $108 million, respectively, primarily related to (i) a write-off of $90 million in the third quarter of 2015 related to the Rifaximin SSD development program based on analysis of Phase 2 study data and (ii) a write-off of $12 million in the second quarter of 2015 related to the Arestin® Peri-Implantitis development program based on analysis of Phase 3 study data.
In the third quarter and first nine months of 2014, we recognized in-process research and development charges of $20 million and $40 million, respectively, primarily related to (i) the write-off of an IPR&D asset of $13 million in the third quarter of 2014 related to analysis of Phase 2 study data for a dermatological product candidate acquired in the December 2012 Medicis acquisition, (ii) an up-front payment of $12 million made in connection with an amendment to a license and distribution agreement with a third party in the first quarter of 2014, and (iii) payments to third parties associated with the achievement of specific developmental and regulatory milestones under our research and development programs, including Jublia®, in the second quarter of 2014.
Acquisition-Related Contingent Consideration
In the third quarter and first nine months of 2015, we recognized an acquisition-related contingent consideration loss of $4 million and $23 million. The net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”) and the Salix Acquisition.
In the third quarter and first nine months of 2014, we recognized an acquisition-related contingent consideration loss of $4 million and $15 million, respectively. The net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement.
Other Expense (Income)
In the third quarter and first nine months of 2015, we recognized other expense of $30 million and $213 million, respectively, primarily due to (i) a post-combination expense of $168 million recognized in the second quarter of 2015 related to the acceleration of unvested restricted stock for Salix employees (including $3 million of related payroll taxes) in connection with the Salix Acquisition and (ii) a legal-related charge of $25 million recognized in the third quarter of 2015 related to the AntiGrippin® litigation (refer to Note 16 titled "LEGAL PROCEEDINGS" of notes to unaudited consolidated financial statements).
We recognized other income of $232 million and $276 million in the third quarter and first nine months of 2014, respectively, primarily related to (i) a net gain of $324 million related to the divestiture of filler and toxin assets in the third quarter of 2014 and (ii) the reversal of a $50 million reserve related to the AntiGrippin® litigation in the first quarter of 2014, partially offset by (iii) a net loss of $59 million related to the divestiture of Metronidazole 1.3% in the third quarter of 2014, (iv) a post-combination expense of $20 million in the third quarter of 2014 related to the acceleration of unvested stock options for PreCision employees, and (v) a loss on sale of $9 million related to the divestiture of the generic tretinoin product rights in the third quarter of 2014, acquired in the PreCision acquisition. Refer to Note 4 titled "DIVESTITURES", Note 16 titled "LEGAL PROCEEDINGS" and Note 3 titled "BUSINESS COMBINATIONS" of notes to unaudited consolidated financial statements for further details related to divestitures of filler and toxin assets and Metronidazole 1.3%, the AntiGrippin® litigation and the acquisition of PreCision, respectively.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the third quarters and first nine months of 2015 and 2014 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
($ in millions; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	0.7	0.8	(0.1)	(13)	2.5	3.8	(1.3)	(34)
Interest expense	(420.2)	(258.4)	(161.8)	63	(1,130.7)	(746.1)	(384.6)	52
Loss on extinguishment of debt	—	—	—	—	(20.0)	(93.7)	73.7	(79)
Foreign exchange and other	(34.0)	(53.0)	19.0	(36)	(99.5)	(63.0)	(36.5)	58
Gain on investments, net	—	3.4	(3.4)	(100)	—	5.9	(5.9)	(100)
Total non-operating expense	(453.5)	(307.2)	(146.3)	48	(1,247.7)	(893.1)	(354.6)	40

Interest Expense
Interest expense increased $162 million, or 63%, to $420 million in the third quarter of 2015, primarily due to an increase of (i) $157 million related to the issuances of senior unsecured notes and (ii) $48 million related to our term loans, primarily due to issuances as part of the Salix Acquisition, partially offset by a decrease of (iii) $25 million related to the early redemptions of the 6.875% senior notes due 2018 (the "December 2018 Notes") in December 2014 and February 2015 and the 6.75% senior notes due 2017 (the "2017 Notes") in October 2014 and (iv) $14 million related to non-cash amortization and write-off of debt discounts and debt issuance costs.
Interest expense increased $385 million, or 52%, to $1.13 billion in the first nine months of 2015, primarily due to an increase of (i) $331 million related to the issuances of senior unsecured notes, (ii) $66 million related to non-cash amortization and write-off of debt discounts and debt issuance costs driven by $72 million related to financing costs associated with the commitment letter entered into in connection with the Salix Acquisition and (iii) $57 million related to our term loans, primarily due to issuances as part of the Salix Acquisition as well as the impact of principal repayments, partially offset by a decrease of (iv) $69 million related to the early redemptions of the December 2018 Notes in December 2014 and February 2015 and the 2017 Notes in October 2014.
Loss on Extinguishment of Debt
In the first nine months of 2015, we recognized losses of $20 million related to the redemption of the December 2018 Notes in February 2015. Refer to Note 9 titled "LONG-TERM DEBT" of notes to unaudited consolidated financial statements for further details.
In the first nine months of 2014, we recognized losses of $94 million, related to the refinancing of our Series E tranche B term loan facility in February 2014.
Foreign Exchange and Other
In the third quarter and first nine months of 2015, we recognized foreign exchange and other losses of $34 million and $100 million, respectively, primarily due to (i) net foreign exchange losses of $31 million and $69 million on intercompany loans, driven by a euro-denominated intercompany loan and (ii) the $26 million loss recognized in the first quarter of 2015 in connection with the foreign currency forward-exchange contracts entered into in March 2015 (refer to Note 6 titled "FAIR VALUE MEASUREMENTS" of notes to unaudited consolidated financial statements for further details.
In the third quarter and first nine months of 2014, we recognized foreign exchange and other losses of $53 million and $63 million, respectively, primarily due to a foreign exchange loss on a euro-denominated intercompany loan.
Income Taxes
The following table displays the dollar amounts of the current and deferred (recovery of) provision for income taxes in the third quarters and first nine months of 2015 and 2014 and the dollar and percentage changes in the dollar amount of each provision. Percentages may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
($ in millions; Expense (Income))	$	$	$	%	$	$	$	%
Current income tax expense	34.0	25.7	8.3	32	89.4	61.2	28.2	46
Deferred income tax expense	(91.4)	74.6	(166.0)	NM	(79.0)	63.2	(142.2)	NM
Total (recovery of) provision for income taxes	(57.4)	100.3	(157.7)	NM	10.4	124.4	(114.0)	(92)
____________________________________
NM — Not meaningful
In the three-month period ended September 30, 2015, we recognized an income tax benefit of $57 million, comprised of $57 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax expense of a nominal amount related to Canadian income taxes. In the nine-month period ended September 30, 2015, we recognized an income tax expense of $10 million, comprised of $9 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of $1 million related to Canadian income taxes. In the three-month and nine-month periods ended September 30, 2015, our effective tax rate was different from our statutory Canadian tax rate due to tax expense generated from our annualized mix of earnings by jurisdiction, tax expense due to our tax return filings being finalized in the U.S., and a benefit for restructurings undertaken to streamline our operations in Germany.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary sources of cash include: cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, funding ongoing operations, interest and principal payments, securities repurchases and restructuring activities. The following table displays cash flow information for the third quarters and first nine months of 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
($ in millions)	$	$	$	%	$	$	$	%
Net cash provided by operating activities	736.5	618.7	117.8	19	1,638.0	1,479.0	159.0	11
Net cash (used in) provided by investing activities	(156.2)	756.3	(912.5)	NM	(14,041.9)	105.8	(14,147.7)	NM
Net cash (used in) provided by financing activities	(108.5)	(1,082.1)	973.6	(90)	13,523.2	(1,361.4)	14,884.6	NM
Effect of exchange rate changes on cash and cash equivalents	(9.8)	(15.3)	5.5	(36)	(21.9)	(14.9)	(7.0)	47
Net increase in cash and cash equivalents	462.0	277.6	184.4	66	1,097.4	208.5	888.9	426
Cash and cash equivalents, beginning of period	958.0	531.2	426.8	80	322.6	600.3	(277.7)	(46)
Cash and cash equivalents, end of period	1,420.0	808.8	611.2	76	1,420.0	808.8	611.2	76
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $118 million, or 19%, to $737 million in the third quarter of 2015, primarily due to:

•	the inclusion of cash flows in the third quarter of 2015 from all 2014 and 2015 acquisitions, including Salix, Marathon and Dendreon; and

•	incremental cash flows from the continued growth of the existing business, including new product launches.
Those factors were partially offset by:

•
an increased investment in working capital of $133 million in the third quarter of 2015, primarily related to the post-acquisition build up in accounts receivable for recent acquisitions (primarily the Salix Acquisition) where minimal accounts receivable balances were acquired, slower accounts receivable collections in Russia, and the impact of changes related to timing of payments and receipts in the ordinary course of business;

•	a payment of RUR 1.66 billion (approximately $25 million) related to AntiGrippin® litigation (refer to Note 16 titled "LEGAL PROCEEDINGS" of notes to unaudited consolidated financial statements); and

•
higher payments of $13 million related to restructuring, integration and other costs primarily due to payments made in the third quarter of 2015 related to the Salix and Dendreon acquisitions, partially offset by lower payments related to the B&L Acquisition.

Net cash provided by operating activities increased $159 million, or 11%, to $1.64 billion in the first nine months of 2015, primarily due to:

•	the inclusion of cash flows in the first nine months of 2015 from all 2014 and 2015 acquisitions, including Salix, Marathon, Dendreon and PreCision;

•	incremental cash flows from the continued growth of the existing business, including new product launches; and

•
lower payments of $97 million related to restructuring, integration and other costs primarily due to lower payments related to the B&L Acquisition, partially offset by payments made in 2015 related to the Salix and Dendreon acquisitions.

Those factors were partially offset by:

•
an increased investment in working capital of $431 million in the first nine months of 2015, primarily related to the post-acquisition build up in accounts receivable for recent acquisitions (primarily the Salix and Marathon acquisitions) where minimal accounts receivable balances were acquired, slower account receivable collections in Russia, and the impact of changes related to timing of payments and receipts in the ordinary course of business;

•
payment of $168 million in the second quarter of 2015 for outstanding restricted stock that was accelerated in connection with the Salix Acquisition, which includes $3 million of related payroll taxes (recognized as a post-combination expense within Other expense (income)); and

•	a payment of RUR 1.66 billion (approximately $25 million) related to AntiGrippin® litigation (refer to Note 16 titled "LEGAL PROCEEDINGS" of notes to unaudited consolidated financial statements).
Investing Activities
Net cash used in investing activities was $156 million in the third quarter of 2015, compared with the net cash provided by investing activities of $756 million in the third quarter of 2014, reflecting a decrease of $913 million primarily due to:

•
a decrease of $1.48 billion related to proceeds in the third quarter of 2014 from the sale of assets and businesses, net of costs to sell, primarily attributable to the cash proceeds of approximately $1.40 billion for the divestiture of filler and toxin assets to Galderma, which did not similarly occur in the third quarter of 2015.

This factor was partially offset by:

•	an increase of $565 million, in the aggregate, related to lower purchases of businesses (net of cash acquired) and intangible assets.
Net cash used in investing activities was $14.04 billion in the first nine months of 2015, compared with net cash provided by investing activities of $106 million in the first nine months of 2014, reflecting a decrease of $14.15 billion, primarily due to:

•	a decrease of $12.97 billion, in the aggregate, related to higher purchases of businesses (net of cash acquired) and intangible assets, driven by the Salix, Dendreon and Marathon acquisitions; and

•
a decrease of $1.48 billion related to proceeds in the first nine months of 2014 from the sale of assets and businesses, net of costs to sell, primarily attributable to the cash proceeds of approximately $1.40 billion for the divestiture of filler and toxin assets to Galderma, which did not similarly occur in the first nine months of 2015.

Those factors were partially offset by:

•
an increase of $185 million related to the net impact from the settlement of derivative contracts assumed in the Salix Acquisition in the second quarter of 2015 (consists of the settlement of the $1.27 billion asset mostly offset by the settlement of the $1.08 billion liability, as further described in Note 3 titled "BUSINESS COMBINATIONS" of notes to the unaudited consolidated financial statements);

•
an increase of $76 million related to the investment in the second quarter of 2014 in PS Fund 1, LLC ("PS Fund 1"), an entity that we previously owned with Pershing Square Capital Management, L.P. (we are no longer a member of PS Fund 1), which did not similarly occur in 2015; and

•	an increase of $48 million due to lower purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities decreased $974 million to $109 million in the third quarter of 2015 primarily due to:

•	a decrease of $1.60 billion related to lower repayments primarily associated with incremental term loans and our revolving credit facility in the third quarter of 2015.
This factor was partially offset by:

•	an increase of $555 million related to net proceeds from the issuances under our revolving credit facility in the third quarter of 2014, which did not similarly occur in the third quarter of 2015.
Net cash provided by financing activities was $13.52 billion in the first nine months of 2015, compared with the net cash used in financing activities of $1.36 billion in the first nine months of 2014, reflecting an increase of $14.88 billion, primarily due to:

•
an increase due to the net proceeds of $10 billion related to the issuance of the senior notes in the first quarter of 2015 (which were released from escrow in April 2015 and utilized to fund the Salix Acquisition);

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

•
an increase of $797 million related to (i) lower repayments of $1.29 billion in the first nine months of 2015 associated with incremental term loans and our revolving credit facility partially offset by (ii) $500 million paid in connection with the redemption of the December 2018 Notes in the first quarter of 2015.

Those factors were partially offset by:

•	a decrease due to $3.12 billion paid in connection with the redemption of the convertible notes assumed in the Salix Acquisition in the second quarter of 2015.
See Note 9 titled "LONG TERM DEBT" of notes to the unaudited consolidated financial statements for additional information regarding the financing activities described above.
Debt and Liquidity
See Note 9 of notes to the unaudited consolidated financial statements for detailed information regarding our long-term debt.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our senior secured credit facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. The non-guarantor subsidiaries had total assets of $5.05 billion and total liabilities of $3.06 billion as of September 30, 2015, and net revenues of $2.27 billion and net loss from operations of $218 million for the nine-month period ended September 30, 2015.

Our primary sources of liquidity are our cash, cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs. We have commitments approximating $120 million for expenditures related to property, plant and equipment. Since part of our business strategy is to expand through strategic acquisitions, we may be required to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions, such as the additional debt and equity financing that was required in connection with the Salix Acquisition (see Note 3, Note 9, and Note 12 of notes to the unaudited consolidated financial statements for information regarding the Salix Acquisition and the related debt and equity financing) or for other general corporate purposes. Our current corporate credit rating is Ba3 from Moody’s Investors Service and BB- from Standard and Poor’s. A downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
As of September 30, 2015, we were in compliance with all of our covenants related to our outstanding debt. As of September 30, 2015, our short-term portion of long-term debt totaled $707 million, in the aggregate. We believe our existing cash and cash generated from operations will be sufficient to cover our debt maturities as they become due.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest, as of September 30, 2015:

	Payments Due by Period
	Total	2015	2016 and 2017	2018 and 2019	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest(1)	41,705.5	527.8	4,676.9	8,238.4	28,262.4
___________________________________

(1)	Expected interest payments assume repayment of the principal amount of the debt obligations at maturity.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. In connection with the Salix Acquisition in April 2015, the Company may make contingent consideration payments to third parties, as further described in Note 3 titled “BUSINESS COMBINATIONS” and Note 6 titled “FAIR VALUE MEASUREMENTS” of notes to the unaudited consolidated financial statements.  In addition to these contingent consideration payments, the Company estimates that it may pay other potential milestones of up to approximately $500 million over time (the majority of which relates to sales-based milestones), in the aggregate, to third-parties in connection with certain agreements assumed in the Salix Acquisition.  Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.
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
At October 19, 2015, we had 343,101,797 outstanding common shares. In addition, as of October 19, 2015, we had outstanding 6,985,580 stock options and 971,804 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,541,988 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,662,962 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the recently issued new accounting guidance (adopted and not adopted as of September 30, 2015) is contained in Note 2 titled "SIGNIFICANT ACCOUNTING POLICIES" of notes to the unaudited consolidated financial statements.
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

•
factors relating to our acquisition of Salix, including the impact of substantial additional debt on our financial condition and results of operations; our ability to effectively and efficiently integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this transaction; our ability to further reduce wholesaler inventory levels of certain of Salix's products and the timing of such reduction; and, once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

•
our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries , including the impact on such matters of the recent reports published by the Organization for Economic Co-operation and Development (OECD) respecting base erosion and profit shifting (BEPS) and the potential enactment in law of such measures by individual countries;

•	our substantial debt and debt service obligations and their impact on our financial condition and results of operations;

•
our future cash flow, our ability to service and repay our existing debt, our ability to raise additional funds, if needed, and any restrictions that are or may be imposed as a result of our current and future indebtedness, in light of our current and projected levels of operations, acquisition activity and general economic conditions (including capital market conditions and a lack of liquidity therein);

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

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the recent instability in Brazil, China, Russia, Ukraine and the Middle East);

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

•
the expense, timing and outcome of legal proceedings, arbitrations, investigations, tax and other regulatory audits, and regulatory proceedings and settlements thereof (including the matters assumed as part of our acquisition of Salix, the pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, the recent shareholder class action suits and other matters relating to our distribution and pricing practices);

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

•
negative publicity or reputational harm to, or other adverse impacts on, our Company, products and business, including as a result of the recent public scrutiny of our pricing and distribution practices, recent statements made by a short seller respecting our business practices and financial accounting and the pending investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York;

•
the outcome of the review of the Company's business relationship with Philidor Rx Services, LLC and the negative publicity or reputational harm to, or other adverse impacts on, the Company that could derive therefrom;

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

•
compliance by the Company or our third party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and pricing practices, worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide environmental laws and regulation and privacy and security regulations;

•	the impacts of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate;

•
potential ramifications, including possible financial penalties, relating to Salix's restatement of its historical financial results and our ability to address historical weaknesses in Salix's internal control over financial reporting;

•	interruptions, breakdowns or breaches in our information technology systems; and

•
other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under Item 1A. "Risk Factors" of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, under 1A. "Risk Factors" of Part II of this Form 10-Q, and in the Company's other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the 2014 Form 10-K.
Interest Rate Risk
As of September 30, 2015, we had $17.78 billion and $11.80 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1.50 billion principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of September 30, 2015, including the debt denominated in Euros, was $18.85 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $892 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $868 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $81 million in our consolidated statements of income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to Note 16 titled "LEGAL PROCEEDINGS" of notes to the unaudited consolidated financial statements included under Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as supplemented by risk factors disclosed in Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. The following risk factors are additional risks affecting the Company or have been amended and restated from that originally presented in the Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014:
Our consolidated income tax rate may increase.
We have operations in various countries that have differing tax laws and rates. Our tax reporting is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income earned among the different jurisdictions in which we operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which we operate; changes in our eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in a substantial increase in the tax rate applied to all or a portion of our income. One potential change in the tax laws relates to the recent proposals of the Organization for Economic Co-operation and Development (OECD) respecting base erosion and profit shifting (BEPS) and measures designed to prevent these activities, as published in recently released reports from the OECD. The OECD reports do not have the force of law and many of these measures have not been enacted into local tax laws nor have countries made a definitive decision on whether to enact these measures, if at all. As such, the potential impact of these proposed measures is difficult to predict. However, if these measures are enacted into law in certain of the countries in which we do business, the resulting changes in the tax laws in such countries could have a significant impact on our consolidated income tax rate.
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
Our deferred tax liabilities, deferred tax assets and any related valuation allowances are affected by events and transactions arising in the ordinary course of business, acquisitions of assets and businesses, and non-recurring items. The assessment of the appropriate amount of a valuation allowance against the deferred tax assets is dependent upon several factors, including estimates of the realization of deferred income tax assets, which realization will be primarily based on future taxable income, including the reversal of existing taxable temporary differences. Significant judgment is applied to determine the appropriate amount of valuation allowance to record. Changes in the amount of any valuation allowance required could materially increase or decrease our provision for income taxes in a given period.
Our marketing, promotional and pricing practices, as well as the manner in which sales forces interact with purchasers, prescribers and patients, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us. Ongoing investigations of the Company into certain of these practices could have an adverse impact on our reputation, business, financial condition and results of operations and could cause the market value of our common stock to decline.
The marketing, promotional, and pricing practices of pharmaceutical and medical device companies, as well as the manner in which companies’ in-house or third-party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, limitations on marketing practices for some of our products and/or pricing restrictions or mandated price reductions for some of our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences. Companies may not promote drugs for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Health Canada, EMA or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged.
In addition, on or about October 14, 2015, the Company received subpoenas from the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York, relating to, among other things, our patient assistance programs, distribution activities and pricing decisions (see Note 16 titled "Legal Proceedings" of notes to the unaudited consolidated financial statements for additional information regarding these investigations). Certain members of the U.S. Congress have also requested information regarding the Company's pricing decisions. We are unable to predict how long such investigations will continue, but we anticipate that we may incur significant costs in connection with these investigations and that these investigations will result in a substantial distraction of management’s time, regardless of the outcome. These investigations may result in damages, fines, penalties or other administrative sanctions against the Company and/or certain of our officers. Furthermore, publicity surrounding these investigations or any enforcement action as a result thereof, even if ultimately resolved favorably for us, coupled with the recent intensified public scrutiny of our pricing decisions, could result in additional investigations and legal proceedings and could have an adverse impact on our reputation, business, financial condition and results of operations and could cause the market value of our common stock to decline.
Our share price may be adversely affected by short sellers and other third parties who raise allegations about our Company.
Short sellers and others who raise allegations with respect to our business activities or financial accounting, some of whom are positioned to profit if our share price declines, can negatively affect the price and volatility of our shares.  In October 2015, the short seller Andrew Left, through his entity Citron, publicly raised allegations regarding our financial accounting and the operations of the Philidor pharmacy network, leading to intense public scrutiny and significant share price volatility. Following this public announcement, our share price dropped significantly. Short sellers make a profit when our common shares decline in value, and their actions and public statements, and the resulting publicity, may cause further volatility in our share price. The volatility of our stock may cause the value of a shareholder’s investment to decline rapidly.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three-month period ended September 30, 2015.
On November 20, 2014, our Board of Directors authorized the repurchase of up to $2.0 billion of senior notes, common shares and/or other securities, subject to any restrictions in our financing agreements and applicable law (the “2014 Securities Repurchase Program”). The 2014 Securities Repurchase Program will terminate on November 20, 2015 or at such time as we complete our purchases. The maximum number (approximate dollar value) of shares that may yet be purchased under the plan is $1.95 billion as of September 30, 2015.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

10.1†
Employment Letter dated June 10, 2015 between Valeant Pharmaceuticals International, Inc. and Robert Rosiello, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 28, 2015, which is incorporated by reference herein.

10.2†
Separation Agreement dated July 14, 2015 between Valeant Pharmaceuticals International, Inc. and Howard B. Schiller, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 28, 2015, which is incorporated by reference herein.

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

Valeant Pharmaceuticals International, Inc. (Registrant)
Date: October 26, 2015	/s/ J. MICHAEL PEARSON J. Michael Pearson Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: October 26, 2015	/s/ ROBERT L. ROSIELLO Robert L. Rosiello Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1†
Employment Letter dated June 10, 2015 between Valeant Pharmaceuticals International, Inc. and Robert Rosiello, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 28, 2015, which is incorporated by reference herein.

10.2†
Separation Agreement dated July 14, 2015 between Valeant Pharmaceuticals International, Inc. and Howard B. Schiller, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 28, 2015, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
____________________________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.