Form 10-K
period 2015-12-31
Valeant Pharmaceuticals International, Inc.
filed 2016-04-29
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $75,445,451,000 based on the last reported sale price on the New York Stock Exchange on June 30, 2015.
The number of outstanding shares of the registrant’s common stock as of April 22, 2016 was 343,019,770.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2016 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

EXPLANATORY NOTE
This Annual Report on Form 10-K for the year ended December 31, 2015 includes consolidated financial statements for the years ended December 31, 2013, 2014 and 2015. The audited consolidated financial statements for the year ended December 31, 2014 are restated. Valeant Pharmaceuticals International, Inc. and its subsidiaries (the “Company”) has also restated certain unaudited quarterly results related to the three months ended December 31, 2014, the three months ended March 31, 2015, the six months ended June 30, 2015, and the nine months ended September 30, 2015.
Restatement Background
On October 26, 2015, in light of allegations regarding the Company’s relationship with the Philidor Rx Services, LLC (“Philidor”) pharmacy network, the Company’s Board of Directors (the “Board”) established an ad hoc committee of independent directors of the Board (the “Ad Hoc Committee”) to review these allegations and related matters (the “AHC Review”). The scope of the review conducted by the Ad Hoc Committee was subsequently broadened to encompass other areas of potential concern, unrelated to Philidor, raised during the course of the review. The Ad Hoc Committee was chaired by Robert Ingram, the Company’s current independent chairman of the board (and formerly the Company’s lead independent director). Other members included Norma Provencio, chairperson of the Audit and Risk Committee (the “ARC”), Colleen Goggins, and Mason Morfit. The Ad Hoc Committee engaged the law firm of Kirkland & Ellis LLP to assist and advise in carrying out the AHC Review. On February 22, 2016, the Company announced that, based on the work of the Ad Hoc Committee, as well as additional work and analysis performed by the Company, the Company had preliminarily identified certain revenue on sales transactions to Philidor during the second half of 2014, prior to the Company entering into a purchase option to acquire Philidor, that should have been recognized when product was dispensed to patients rather than on delivery to Philidor.
On March 21, 2016, management of the Company, the ARC and the Board concluded that the Company’s audited financial statements for the year ended, and unaudited financial information for the quarter ended, December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 should no longer be relied upon due to the misstatements and other qualitative factors described below. In addition, due to the fact that the first quarter 2015 results are included within the financial statements for the six-month period ended June 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and the financial statements for the nine-month period ended September 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, management, the ARC and the Board also concluded that the financial statements for such six-month and nine-month periods reflected in those Quarterly Reports should no longer be relied upon. This determination was based on the AHC Review and additional work and analysis performed by the Company. Based on this work, the Company determined that the earnings impact of certain revenue transactions should have been recognized at a later date than when originally recognized.
As previously disclosed, on December 15, 2014, the Company entered into a purchase option agreement with Philidor and its members in which the Company received an exclusive option to acquire 100% of the equity interest in Philidor, and as of which time Philidor was consolidated with the Company for accounting purposes as a variable interest entity for which the Company was the primary beneficiary. Prior to consolidation, revenue on sales to Philidor was recognized by the Company on a sell-in basis (i.e., recorded when the Company delivered product to Philidor). In connection with the work of the Ad Hoc Committee, the Company determined that certain sales transactions for deliveries to Philidor in the second half of 2014 leading up to the execution of the purchase option agreement were not executed in the normal course of business under applicable accounting standards and included actions taken by the Company (including fulfillment of unusually large orders with extended payment terms and increased pricing, an emphasis on delivering product prior to the execution of the purchase option agreement and seeking and filling a substitute order of equivalent value for an unavailable product) in contemplation of the purchase option agreement. As a result of these actions, revenue for certain transactions completed prior to entry into the purchase option agreement should have been recognized on a sell-through basis (i.e., record revenue when Philidor dispensed the products to patients) rather than incorrectly recognized on the sell-in basis utilized by the Company. Additionally, related to these and certain earlier transactions, the Company has now concluded that collectability was not reasonably assured at the time the revenue was originally recognized, and, thus, these transactions should have been recognized at a later date (when collectability was reasonably assured which the Company determined coincides with when the inventory is sold through to the end customer) instead of on a sell-in basis. Following the consolidation of Philidor on the date of entry into the purchase option agreement, the Company began recognizing revenue as Philidor dispensed product to patients.
On April 5, 2016, the Company announced that the Ad Hoc Committee had determined that its review was complete, and that the Ad Hoc Committee had not identified any additional items that would require restatement beyond those required by matters previously disclosed. In addition, the Company announced that, given the completion of the AHC Review, the Board had determined to dissolve the Ad Hoc Committee and that the 12 independent directors on the Board, including the members of the ARC, would assume oversight responsibility for remaining work, including work associated with the completion of the Company's current and restated financial statements and disclosures, as well as its assessment of related internal controls and remediation matters.

Impact of Restatement
The Company has identified misstatements that reduce previously reported fiscal year 2014 revenue by approximately $58 million, net income attributable to Valeant Pharmaceuticals International, Inc. by approximately $33 million, and basic and diluted earnings per share by $0.09 (as compared to the previously reported amounts for fiscal year 2014 of $8,264 million for revenue, $914 million for net income attributable to Valeant Pharmaceuticals International, Inc. and $2.72 and $2.67 for basic and diluted earnings per share, respectively). A substantial part of the earnings impact of these misstatements reversed in the first quarter of 2015. The Company has also identified misstatements in the first quarter of 2015, consisting primarily of the reversing effect on earnings of the 2014 misstatements, which reduce revenue by approximately $21 million (due to timing of recognition of and impact of consolidation for managed care rebates), increase net income attributable to Valeant Pharmaceuticals International, Inc. by approximately $24 million and increase basic and diluted earnings per share by $0.07 (as compared to the previously reported first quarter 2015 amounts of $2,191 million for revenue, $74 million for net income attributable to Valeant Pharmaceuticals International, Inc. and $0.22 and $0.21 for basic and diluted earnings per share, respectively).
Internal Control Over Financial Reporting and Disclosure Controls and Procedures
Based on the results of the AHC Review, the Company's review of its financial records, and other work completed by management, the Company and the ARC have concluded that material weaknesses in the Company's internal control over financial reporting existed that contributed to the material misstatements in the consolidated financial statements described above. These material weaknesses relate to the tone at the top of the organization and the accounting and disclosure for non-standard revenue transactions particularly at or near quarter ends. The improper conduct of the Company’s former Chief Financial Officer and former Corporate Controller, which resulted in the provision of incorrect information to the ARC and the Company’s independent registered public accounting firm, contributed to the misstatement of financial results. In addition, as part of this assessment of internal control over financial reporting, the Company has determined that the tone at the top of the organization, with its performance-based environment, in which challenging targets were set and achieving those targets was a key performance expectation, may have been a contributing factor resulting in the Company’s improper revenue recognition and the conduct described above.
In connection with the Ad Hoc Committee’s work, certain remediation actions have been recommended, and the Company is in the process of implementing them. For further information regarding management’s assessment of internal control over financial reporting and disclosure controls and procedures, as well as the related remediation actions, refer to Item 9A "Controls and Procedures" of this Form 10-K.
More Information
Note 2 titled “RESTATEMENT” to the Company's consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement matters on the Company's consolidated financial statements for 2014. Note 25 titled "SUMMARY QUARTERLY INFORMATION (UNAUDITED)" to the Company's consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement matters on the Company's consolidated financial information for the three months ended December 31, 2014 and on the Company's consolidated financial statements for the three months ended March 31, 2015, the six months ended June 30, 2015, and the nine months ended September 30, 2015. This footnote also discloses the impact of related revisions to the Company's consolidated financial statements for the three months and nine months ended September 30, 2014.

TABLE OF CONTENTS

GENERAL INFORMATION

i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros, and references to RUR are to Russian rubles. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2015.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: ACANYA®, ADDYI®, AERGEL®, AFEXA®, AKREOS®, ALREX®, AMYTAL®, ANTI-ANGIN®, ANTIGRIPPIN®, APRISO®, ARESTIN®, ARTELAC®, ATRALIN®, B&L®, B+L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB ULTRA®, BEDOYECTA®, BEPREVE®, BESIVANCE®, BIOTRUE®, BIOVAIL®, BOSTON®, CARAC®, CARDIZEM®, CERAVE®, CLEAR + BRILLIANT®, CLINDAGEL®, COLD-FX®, COMFORTMOIST®, CONDITION & ENHANCE®, CRYSTALENS®, CUPRIMINE®, ELASTIDERM®, ENVISTA®, FRAXEL®, GLUMETZA®, GRIFULVIN®, IPRIVASK®, ISTALOL®, JUBLIA®, KINERASE®, LACRISERT®, LIPOSONIX®, LOTEMAX®, LUMINESSE™, LUZU®, MACUGEN®, MAXAIR®, MEDICIS®, MOISTURESEAL®, NU-DERM®, OBAGI®, OBAGI CLENZIDERM®, OBAGI-C®, OBAGI NU-DERM®, OCUVITE®, ONEXTON®, PRESERVISION®, PROLENSA®, PROVENGE®, PUREVISION®, RELISTOR®, RENU®, RENU MULTIPLUS®, RETIN-A®, RETIN-A MICRO®, SECONAL®, SECONAL SODIUM®, SOFLENS®, SOLODYN®, SOLTA MEDICAL®, STELLARIS®, STORZ®, SYNERGETICS®, SYPRINE®, TARGRETIN®, TASMAR®, THERMAGE®, THERMAGE CPT®, TIAZAC®, TRULIGN®, UCERIS®, VALEANT®, VALEANT V & DESIGN®, VALEANT PHARMACEUTICALS & DESIGN®, VANOS®, VICTUS®, VIRAZOLE®, VITESSE™, XENAZINE®, ZEGERID®, ZELAPAR®, ZIANA®, ZYCLARA® and ZYLET®.
WELLBUTRIN®, WELLBUTRIN XL® and ZOVIRAX® are trademarks of The GlaxoSmithKline Group of Companies and are used by us under license. MVE® is a registered trademark of DFB Technology Ltd. and is used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. VISUDYNE® is a registered trademark of Novartis Pharma AG and is used by us under license. EMERADE® is a registered trademark of Medeca Pharma AB and is used by us under license. DEFLUX® and SOLESTA® are registered trademarks of Galderma S.A. and are used by us under license. ISUPREL® and NITROPRESS® are registered trademarks of Hospira, Inc. and are used by us under license. XIFAXAN® is a registered trademark of Alfa Wasserman S.P.A. and is used by us under license. ZIRGAN® is a registered trademark of Laboratoires Théa Corporation and is used by us under license.  PEPCID® is a registered trademark of Johnson & Johnson and is used by us under license. MOVIPREP® is a registered trademark of Velinor AG and is used by us under license. LOCOID® is a registered trademark of Astellas Pharma Europe B.V. and is used by us under license.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; the expected benefits of our acquisitions and other transactions, such as cost savings, operating synergies and growth potential of the Company; the impact of material weaknesses in our internal control over financial reporting; the impact of delayed securities filings under the agreements governing our outstanding indebtedness; our liquidity and our ability to cover our debt maturities as they become due; the impact of our distribution, fulfillment and other third party arrangements; changes in management; our ability to reduce wholesaler inventory levels; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigation by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, pending investigations by the U.S. Senate Special Committee on Aging and the U.S. House Committee on Oversight and Government Reform, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the document subpoena from the New Jersey State Bureau of Securities and a number of pending purported class action securities litigations in the U.S. and Canada and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
our ability to manage the transition to the individual identified to succeed our current chief executive officer, the success of such individual in assuming the roles of chairman and chief executive officer and the ability of such individual to implement and achieve the strategies and goals of the Company as they develop;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm that may result from the completed review by the Ad Hoc Committee;

•
the effect of the misstatements identified in our previously issued financial statements for the year ended December 31, 2014, the financial information for the quarter ended December 31, 2014 (included in our Annual Report for the year ended December 31, 2014) and the financial statements for the quarter ended March 31, 2015 (included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015), as well as the financial statements for the six-month period ended June 30, 2015 (included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) and the nine-month period ended September 30, 2015 (included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015), due to the fact that the financial results for the quarter ended March 31, 2015 are included within the financial statements for these periods; the resultant restatement of the affected financial statements; the material weaknesses in our internal control over financial reporting identified by the Company; and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that may arise as a result;

•
the effectiveness of the remediation measures and actions to be taken to remediate the material weaknesses in our internal control over financial reporting identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our results and the impact such measures may have on the Company and our businesses;

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•
any delay in the filing of any subsequent financial statements or other filings (including the expected delay in the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 (the “First Quarter 2016 Form 10-Q”) and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the recent public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor;

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina Department of Justice) and any pricing controls or price reductions that may be sought or imposed on our products as a result thereof;

•	our substantial debt (and potential future indebtedness) and current and future debt service obligations and their impact on our financial condition, cash flows and results of operations;

•
our ability to meet the financial and other covenants contained in our current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including the restrictions imposed by the April 11, 2016 amendment (the “April 2016 amendment”) to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we file our First Quarter 2016 Form 10-Q and achieve a specified leverage ratio;

•	our ability to service and repay our existing or any future debt, including our ability to reduce our outstanding debt levels further during 2016 in accordance with our stated intention;

•
any further downgrade by rating agencies in our credit ratings (such as the recent downgrades by Moody’s Investors Service and Standard & Poor’s Ratings Services), which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
our ability to raise additional funds, as needed, in light of our current and projected levels of operations, general economic conditions (including capital market conditions) and any restrictions or limitations imposed by the financial and other covenants of our debt agreements with respect to incurring additional debt;

•	the potential divestiture of certain of our assets or businesses and our ability to successfully complete any future divestitures on commercially reasonable terms and on a timely basis, or at all;

•
the impact of any such future divestitures on our Company, including the reduction in the size or scope of our business or market share, any loss on sale or any adverse tax consequences suffered as a result of such divestitures;

•
our current shift in focus to minimal business development activity through acquisitions in 2016 and possibly beyond as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we file our First Quarter 2016 Form 10-Q and achieve a specified leverage ratio;

•
our ability to retain, motivate and recruit executives and other key employees, including a new corporate controller, and the termination or resignation of executives or key employees, such as the recently announced departure of our current chief executive officer;

•	our ability to implement effective succession planning for our executives and key employees;

•
our proposed price reductions on certain of our products, including in connection with our arrangements with Walgreen Co. ("Walgreens") (as further described herein), and any future pricing freezes, reductions, increases or changes we may elect to make, as well as any proposed or future legislative price controls or price regulation, including mandated price reductions, that may impact our products;

•	the challenges and difficulties associated with managing a large complex business, which has grown rapidly over the last few years;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•
the success of our recent and future fulfillment and other arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, pharmacy benefit managers

("PBMs"), third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws and the ability of the anticipated increased volume across all distribution channels resulting from such arrangements to offset the impact of lower average selling prices associated with these arrangements;

•
the extent to which our products are reimbursed by government authorities, PBMs and other third party payors; the impact our distribution, pricing and other practices (including as relates to our former relationship with Philidor, any wrongdoing by Philidor and our current relationship with Walgreens) may have on the decisions of such government authorities, PBMs and other third party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;

•
our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries, including the impact on such matters of the recent proposals published by the Organization for Economic Co-operation and Development ("OECD") respecting base erosion and profit shifting ("BEPS");

•
the actions of our third party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on our Company, including the impact to the Company of our former relationship with Philidor and any alleged legal or contractual non-compliance by Philidor;

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets (including the challenges created by new and different regulatory regimes in such countries), such as with our recent acquisition of Amoun Pharmaceutical Company S.A.E. in Egypt;

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the recent instability in Brazil, China, Russia, Ukraine, Argentina and the Middle East);

•	our ability to reduce wholesaler inventory levels in Russia, Poland and certain other countries, in-line with our targeted levels for such markets;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

•
the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;

•
once the additional limitations in our Credit Agreement restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company (and that may in the future be acquired by the Company, once the additional limitations in our Credit Agreement restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations, as well as risks associated with the acquired companies, businesses and products;

•
factors relating to our ability to achieve all of the estimated synergies from such acquisitions as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

v

•
the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, reviews and regulatory proceedings against us or relating to us and settlements thereof;

•
the uncertainties associated with the acquisition and launch of new products (such as our recently launched Addyi® product), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•
our ability to obtain components, raw materials or finished products supplied by third parties (some of which may be single-sourced) and other manufacturing and related supply difficulties, interruptions and delays;

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA"), and the results thereof;

•
economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our recent arrangements with Walgreens;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

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

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

•	the results of continuing safety and efficacy studies by industry and government agencies;

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as factors impacting the commercial success of our currently marketed products (such as our recently launched Addyi® product), which could lead to material impairment charges;

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

•
compliance by the Company or our third party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide environmental laws and regulation and privacy and security regulations;

•
the impacts of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;

•	the impact of the upcoming United States elections, including any healthcare reforms arising therefrom, including with respect to pricing controls;

•
factors relating to our acquisition of Salix, including the impact of substantial additional debt on our financial condition, cash flows and results of operations; our ability to effectively and efficiently integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this transaction; once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans; and, our ability to achieve the anticipated benefits of such acquisition, including the anticipated revenue growth resulting from such acquisition (such as the anticipated revenue of the Xifaxan® product, including the recently-approved IBS-D indication);

•	potential ramifications, including financial penalties, relating to Salix's restatement of its historical financial results;

•	illegal distribution or sale of counterfeit versions of our products;

•	interruptions, breakdowns or breaches in our information technology systems; and

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
On April 25, 2016, we announced that our Board of Directors has named Joseph C. Papa to become our Chairman and Chief Executive Officer. Mr. Papa is expected to join the Company by early May.
Unless the context indicates otherwise, when we refer to “we”, “us”, “our” or the “Company” in this Annual Report on Form 10-K (“Form 10-K”), we are referring to Valeant Pharmaceuticals International, Inc. and its subsidiaries on a consolidated basis.
Introduction
We are a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. In the Developed Markets segment, we focus most of our efforts in the areas of dermatology, neurology, gastrointestinal (“GI”) disorders, and eye health therapeutic classes. In the Emerging Markets segment, we focus primarily on branded generics, OTC products, and medical devices. We are diverse not only in our sources of revenue from our broad drug and medical device portfolio, but also among the therapeutic classes and geographies we serve.
Business Strategy
Our strategy is to focus our business on core geographies and therapeutic classes that offer attractive growth opportunities while maintaining our lower selling, general and administrative cost model and decentralized operating structure. Within our chosen therapeutic classes and geographies, we primarily focus on durable products which have the potential for strong operating margins and sustainable organic growth. We believe these products are particularly attractive for a number of reasons including:

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
Another critical element of our strategy is our lower risk, output-focused research and development model. This model allows us to advance certain development programs to drive future commercial growth, while minimizing our research and development expense. This is achieved primarily by:

•	focusing on innovation through our internal research and development, acquisitions, and in-licensing;

•	focusing on productivity through measures such as leveraging industry overcapacity and outsourcing commodity services;

•	focusing on critical skills and capabilities needed to bring new technologies to the market;

•	pursuing life-cycle management programs for currently marketed products to increase such products’ value during their commercial lives; and

•	acquiring dossiers and registrations for branded generic products in emerging markets, which require limited manufacturing start-up and development activities.

Some of our key development programs are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Products in Development” of this Form 10-K.
Our long-term strategy has also included deploying cash via business development, debt repayment and repurchases, and share buybacks. Since the Company’s (then named Biovail Corporation) acquisition of Valeant on September 28, 2010, we have completed numerous transactions to expand our portfolio offering and geographic footprint, including, among others, the acquisitions of Salix Pharmaceuticals, Ltd. (“Salix”) and Bausch & Lomb Holdings Incorporated (“B&L”). While we anticipate that business development through acquisitions may continue to be a component of our long-term strategy, we expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond, as we focus on reducing our outstanding debt levels. Additionally, as a result of the April 11, 2016 amendment to our Credit Agreement (as defined herein), until we file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (“First Quarter 2016 Form 10-Q”) and achieve a specified leverage ratio, we are subject to various restrictions that will impact how we conduct our business, including restrictions on making acquisitions, subject to certain exceptions, over an aggregate Transaction Cap (as defined herein) and from incurring any further debt to finance such acquisitions and a requirement that the proceeds from certain asset sales be used to repay the term loans under our Credit Agreement, instead of being reinvested in the business. In addition, our ability to, among other things, repurchase our common shares will also be restricted and subject to the Transaction Cap described above, until such time that we file our First Quarter 2016 Form 10-Q and achieve a specified leverage ratio. Refer to Note 26 titled "SUBSEQUENT EVENTS" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional details on and exceptions to these restrictions.
We believe our strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value.
Segment Information
We have two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. Comparative segment information for 2015, 2014 and 2013 is presented in Note 23 titled "SEGMENT INFORMATION" of notes to consolidated financial statements in Item 15 of this Form 10-K.
Our current product portfolio comprises approximately 1,800 products.
Developed Markets
The Developed Markets segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of dermatology and podiatry, neurology, gastrointestinal disorders, eye health, oncology and urology, dentistry, aesthetics, and women's health, and (ii) pharmaceutical products, OTC products, and medical device products sold in Western Europe, Canada, Japan, Australia and New Zealand.
Pharmaceutical Products — Our principal pharmaceutical products include:

•
Xifaxan®, acquired as part of the Salix acquisition, including (i) tablets indicated for the treatment of irritable bowel syndrome with diarrhea ("IBS-D") in adults (launched in 2015) and for the reduction in risk of overt hepatic encephalopathy recurrence in adults and (ii) tablets indicated for the treatment of travelers’ diarrhea caused by noninvasive strains of Escherichia coli in patients 12 years of age and older.

•	Wellbutrin XL® is an extended-release formulation of bupropion indicated for the treatment of major depressive disorder in adults.

•
An Acne franchise, which includes Solodyn®, a prescription oral antibiotic approved to treat only the red, pus-filled pimples of moderate to severe acne in patients 12 years of age and older, as well as Ziana®, Clindagel®, Acanya®, Atralin®, Retin-A® franchise and Onexton® Gel, a fixed combination 1.2% clindamycin phosphate and 3.75% benzoyl peroxide medication for the once-daily treatment of comedonal (non-inflammatory) and inflammatory acne in patients 12 years of age and older.

•
Glumetza® (metformin hydrochloride) extended release tablets, acquired as part of the Salix acquisition, are indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus.

•
Provenge® (sipuleucel-T), acquired as part of the acquisition of certain assets of Dendreon Corporation, is an autologous cellular immunotherapy indicated for the treatment of asymptomatic or minimally symptomatic metastatic castrate-resistant (hormone-refractory) prostate cancer.

•	Jublia® (efinaconazole 10% topical solution), is a topical azole approved for the treatment of onychomycosis of the toenails (toenail fungus).

•
Nitropress® (sodium nitroprusside), acquired as part of the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon"), is indicated for the immediate reduction of blood pressure of patients in hypertensive crises.

•
Isuprel® (Isoproterenol hydrochloride) injections, acquired as part of the acquisition of certain assets of Marathon, is indicated for (i) mild or transient episodes of heart block that do not require electric shock or pacemaker therapy, (ii) for serious episodes of heart block and Adams-Stokes attacks (except when caused by ventricular tachycardia or fibrillation), (iii) for use in cardiac arrest until electric shock or pacemaker therapy, the treatments of choice, is available and (iv) for bronchospasm occurring during anesthesia.

•
Xenazine® is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck LLC under an exclusive marketing, distribution and supply agreement.

•
Uceris® (budesonide) extended release tablets, acquired as part of the Salix acquisition, are a prescription corticosteroid medicine used to help get mild to moderate ulcerative colitis under control (induce remission).

•
Lotemax® Gel is a topical corticosteroid indicated for the treatment of post-operative inflammation and pain following ocular surgery. This formulation is a technology that allows the drug to adhere to the ocular surface and offers dose uniformity, which eliminates the need to shake the product in order to ensure the drug is in suspension. The product contains a low concentration of preservative and two known moisturizers.

•
Arestin® (minocycline hydrochloride) is a subgingival sustained-release antibiotic. Arestin® is indicated as an adjunct to scaling and root planing ("SRP") procedures for reduction of pocket depth in patients with adult periodontitis. Arestin® may be used as part of a periodontal maintenance program, which includes good oral hygiene and SRP.

OTC Products — Our principal OTC products include:

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

•	Ocuvite® is a lutein eye vitamin and mineral supplement that contains lutein (an antioxidant carotenoid), a nutrient that supports macular health by helping filter harmful blue light.

•	Boston® solution is a specialty cleansing solution design for gas permeable ("GP") contact lenses.

•	Artelac® is a solution in the form of eye drops to treat dry eyes caused by chronic tear dysfunction.
Device Products — Our principal device products include:

•
A portfolio of ophthalmic surgical products, including (i) intraocular lenses such as Akreos®, enVista®, Crystalens®, and Trulign®, (ii) a suite of surgical instruments including Storz® and Synergetics®, and (iii) surgical equipment for cataract, refractive, and vitreoretinal surgery, such as Stellaris® PC, a vitreoretinal and cataract surgery system, VersaVIT2.0 for vitreoretinal surgery, and the VICTUS® femtosecond laser for cataract surgery.

•
SofLens® Daily Disposable Contact Lenses use ComfortMoist® Technology (a combination of thin lens design and moisture-rich packaging solution) and High Definition Optics™, an aspheric design that reduces spherical aberration over a range of powers, especially in low light.

•
Biotrue® ONEday daily disposable contact lenses are made of a unique material that works like the eye to form a dehydration barrier. The lens maintains over 98% of its moisture for up to 16 hours, it matches the water content of the cornea at 78%, and allows for the oxygen a healthy eye needs.

•
Bausch + Lomb Ultra® is a silicone hydrogel frequent replacement contact lens that uses MoistureSeal® technology which allows the contact lens to retain 95% of moisture after 16 hours of wear, limiting lens dryness and resulting symptoms.

•
PureVision® is a silicone hydrogel frequent replacement contact lens using AerGel® technology lens material to allow natural levels of oxygen to reach the eye as well as resist protein buildup. The lens also incorporates an aspheric optical design that reduces spherical aberration.

•	Medical device systems for aesthetic applications including the Thermage CPT® system that provides non-invasive treatment options using radiofrequency energy for skin tightening.
Generic Products — Our principal branded and other generic products include:

•
Tobramycin and Dexamethasone ophthalmic suspension is indicated for steroid responsive inflammatory ocular conditions where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

•	Metronidazole is indicated to treat bacterial infections of the vagina, stomach, skin, joints, and respiratory tract.

•	Retin-A Micro® (tretinoin gel) microsphere, 0.04%/0.1% Pump, is an oil-free prescription-strength acne treatment.

•	Latanoprost is one of a group of medicines known as prostaglandins and is indicated to treat a type of glaucoma called open angle glaucoma and also ocular hypertension.
Other Revenues — We generate alliance revenue and service revenue from the licensing of products and from contract services mainly in the areas of dermatology and topical medication. Contract service revenue is derived primarily from contract manufacturing for third parties.
Emerging Markets
The Emerging Markets segment consists of branded generic pharmaceutical products and branded pharmaceuticals, OTC products, and medical device products. Products are sold primarily in Central and Eastern Europe (primarily Poland and Russia), Asia, Latin America (Mexico, Brazil, Argentina, and Colombia and exports out of Mexico to other Latin American markets), Africa and the Middle East.
Branded and Other Generic Products and Branded Pharmaceuticals — Our branded generics and branded pharmaceuticals businesses in Europe, Asia, Latin America, Africa and the Middle East cover a broad range of treatments, including antibiotics, treatments for cardiovascular and neurological diseases, dermatological products, diabetic therapies, and eye health products, among many others (inclusive of the acquisition of Mercury (Cayman) Holdings, the holding company of Amoun Pharmaceutical Company S.A.E. (“Amoun”), in October 2015).
OTC — Our principal OTC products include:

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

•	Artelac® is a solution in the form of eye drops to treat dry eyes caused by chronic tear dysfunction.

•	Ocuvite® is a lutein eye vitamin and mineral supplement that contains lutein (an antioxidant carotenoid), a nutrient that supports macular health by helping filter harmful blue light.
Device Products — Our principal device products include:

•
A portfolio of ophthalmic surgical products, including (i) intraocular lenses such as Akreos®, enVista®, Crystalens®, and Trulign®, (ii) a suite of surgical instruments including Storz® and Synergetics®, and (iii) surgical equipment for cataract, refractive, and vitreoretinal surgery, such as Stellaris® PC, a vitreoretinal and cataract surgery system, VersaVIT2.0 for vitreoretinal surgery, and the VICTUS® femtosecond laser for cataract surgery.

•
PureVision® is a silicone hydrogel frequent replacement contact lens using AerGel® technology lens material to allow natural levels of oxygen to reach the eye as well as resist protein buildup. The lens also incorporates an aspheric optical design that reduces spherical aberration.

•	Medical device systems for aesthetic applications including the Thermage CPT® system that provides non-invasive treatment options using radiofrequency energy for skin tightening.

•
SofLens® Daily Disposable Contact Lenses use ComfortMoist® Technology (a combination of thin lens design and moisture-rich packaging solution) and High Definition Optics™, an aspheric design that reduces spherical aberration over a range of powers, especially in low light.

Research and Development
Our research and development (“R&D”) organization focuses on the development of products through clinical trials. Our research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $334 million, $246 million and $157 million, respectively, excluding impairment charges. As of December 31, 2015, approximately 1,200 employees (including regulatory affairs and quality assurance employees) were involved in our R&D efforts.
For more information regarding our products in clinical development, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Products in Development” of this Form 10-K.
Trademarks, Patents and Proprietary Rights
We rely on a combination of contractual provisions, confidentiality policies and procedures and patent, trademark, copyright and trade secrecy laws to protect the proprietary aspects of our technology and business. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property and proprietary rights, as appropriate. See Item 1A “Risk Factors” of this Form 10-K for additional information on the risk associated with our intellectual property and proprietary rights.
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
A patent is the grant of a property right which allows its holder to exclude others from, among other things, selling the subject invention in, or importing such invention into, the jurisdiction that granted the patent. In the U.S., Canada and the European Union (“EU”), generally patents expire 20 years from the date of application. We have obtained, acquired or in-licensed a number of patents and patent applications covering key aspects of certain of our principal products. In the aggregate, our patents are of material importance to our business taken as a whole. However, we do not consider any single patent material to our business as a whole.
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
Proprietary Know-How
We also rely upon unpatented proprietary know-how, trade secrets and technological innovation in the development and manufacture of many of our principal products. We protect our proprietary rights through a variety of methods, including confidentiality and non-disclosure agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information.
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
Prior to human use, FDA approval (drugs (in the form of an NDA or ANDA for generic equivalents), biologics (in the form of a Biologics License Application (“BLA”)) and some medical devices) or marketing clearance (other devices) must be obtained in the U.S., approval by Health Canada must be obtained in Canada, EMA approval (drugs) or a CE Marking (devices) must be obtained for countries that are part of the EU and approval must be obtained from comparable agencies in other countries prior to manufacturing or marketing new pharmaceutical products or medical devices. Generally, preclinical studies and clinical trials of the products must first be conducted and the results submitted to the applicable regulatory agency (such as the FDA) for approval.
Regulation by other federal agencies, such as the Drug Enforcement Administration (“DEA”), and state and local authorities in the U.S., and by comparable agencies in certain foreign countries, is also required. In the U.S., the Federal Trade Commission (the “FTC”), the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, over-the-counter drugs and cosmetics. The Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on the product in certain other jurisdictions.
Manufacturers of pharmaceutical products and medical devices are required to comply with manufacturing regulations, including current good manufacturing practices and quality system management requirements, enforced by the FDA and Health Canada, in the U.S. and Canada respectively, and similar regulations enforced by regulatory agencies in other countries and we may face ongoing audits of our facilities and plants and those of our contract manufacturers by the FDA and such other regulatory agencies. In addition, we are subject to price control restrictions on our pharmaceutical products in many countries in which we operate.
We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, federal and provincial marketing regulation in Canada and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. The U.S. federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal or state healthcare program such as the Medicare and Medicaid programs. Some state anti-kickback laws also prohibit such conduct where commercial insurance, rather than federal or state, programs are involved. Due to recent legislative changes, violations of the U.S. federal Anti-Kickback Statute also carry potential federal False Claims Act liability. In addition, in the U.S., companies may not promote drugs or medical devices for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA - and “off-label promotion” has also formed the predicate for False Claims Act liability resulting in significant financial settlements. These and other laws and regulations, rules and policies may significantly impact the manner in which we are permitted to market our products. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.
We may also be subject to various privacy and security regulations, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, "HIPAA"). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information. These standards require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Complying with these laws involves costs to our business, and failure to comply with these laws can result in the imposition of significant civil and criminal penalties.
Successful commercialization of our products may depend, in part, on the availability of governmental and third party payor reimbursement for the cost of our products. Third party payors may include government health administration authorities, private health insurers and other organizations. In the U.S., the E.U. and other significant or potentially significant markets for our products and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, which has resulted in lower average selling prices. In the U.S., these pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. In particular, sales of our products may be subject to discounts from list price and rebate obligations, as well as formulary coverage decisions impacting or limiting the types of patients for whom coverage will be provided. Various U.S. healthcare and other laws regulate our interactions with government agencies, private insurance companies and other third party payors regarding coverage and reimbursement for our products. Failure to comply with these laws could subject us to civil, criminal and administrative sanctions. In countries outside the U.S., the success of our products may depend, at least in part, on obtaining and maintaining government reimbursement because in many countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with certain governmental authorities for newly developed products can delay commercialization. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, tenders and profit control, and they expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.
See Item 1A “Risk Factors” of this Form 10-K for additional information on the risks associated with these regulations and related matters.
Environmental and Other Regulation
Our facilities and operations are subject to federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S., including those governing the discharges of substances into the air, water and land, the handling, storage and disposal of hazardous wastes, wastewater and solid waste, the cleanup of properties affected by known pollutants and other environmental matters. Certain of our development and manufacturing activities involve the controlled use of hazardous materials. We believe we are in compliance in all material respects with applicable environmental laws and regulations. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure, however, that environmental liabilities relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such liabilities, if they were to develop, would require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection, hazardous materials management and waste disposal. See Item 1A “Risk Factors” of this Form 10-K for additional information.
Marketing and Customers
Our top four geographic markets by country, based on 2015 revenue, are: the U.S. and Puerto Rico, Canada, China and Poland, which represent 68%, 3%, 3% and 2% of our total revenue for the year ended December 31, 2015, respectively.
The following table identifies external customers that accounted for 10% or more of our total revenue for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
McKesson Corporation	20%	17%	19%
AmerisourceBergen Corporation	14%	10%	7%
Cardinal Health, Inc.	12%	9%	13%
No other customer generated over 10% of our total revenues.
We currently promote our pharmaceutical products to physicians, hospitals, pharmacies and wholesalers through our own sales force and sell through wholesalers. In some limited markets, we additionally sell directly to physicians, hospitals and large drug store chains and we sell through distributors in countries where we do not have our own sales staff. Certain products were dispensed through the Philidor pharmacy network. In October 2015, we announced that we would be severing all ties with Philidor, and effective November 1, 2015, we signed an agreement terminating all arrangements with or relating to Philidor, other than certain transition services which ended in January 2016 (see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for additional information regarding Philidor, as well as our new fulfillment agreements with Walgreens). As part of our marketing program for pharmaceuticals, we use direct to customer advertising, direct mailings, advertise in trade and medical periodicals, exhibit products at medical conventions and sponsor medical education symposia.
Competition
Competitive Landscape for Products and Products in Development
The pharmaceutical and medical device industries are highly competitive. Our competitors include specialty and other large pharmaceutical companies, medical device companies, biotechnology companies, OTC companies and generic manufacturers, in the U.S., Canada, Europe, Asia, Latin America and in other countries in which we market our products. The dermatology competitive landscape is highly fragmented, with a large number of mid-size and smaller companies competing in both the prescription sector and the OTC and cosmeceutical sectors. With respect to the GI market, generic entrants continue to capture significant share for treatment of many GI conditions. In the area of irritable bowel syndrome ("IBS") and opioid induced constipation ("OIC"), competitors have recently launched new competing products, which should increase the size of these markets and intensify competition. The market for eye health products is very competitive, both across product categories and geographies. In addition to larger diversified pharmaceutical and medical device companies, we face competition in the eye health market from mid-size and smaller, regional and entrepreneurial companies with fewer products in niche areas or regions.
Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products that target the same diseases and conditions that we are targeting in dermatology and podiatry, GI disorders, eye health and other therapeutic areas. Academic and other research and development institutions may also develop products or technologies that compete with our products, which technologies and products may be acquired or licensed by our competitors. These competitors may have greater financial, R&D or marketing resources than we do. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors.
We sell a broad range of products, and competitive factors vary by product line and geographic area in which the products are sold. The principal methods of competition for our products include quality, efficacy, market acceptance, price, and marketing and promotional efforts.
Generic Competition
We face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged or when the regulatory exclusivity for our products expires or is otherwise lost. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required to be utilized before or in preference to the branded version under third party reimbursement programs, or substituted by pharmacies. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care.
A number of our products already face generic competition, including, among others, Glumetza®, Vanos® (in the U.S.), Wellbutrin XL® (in the U.S. and Canada), Zovirax® ointment, certain strengths of Retin-A Micro®, Carac®, Xenazine®, Targetin® capsules, Atralin®, and Tasmar®. In addition, certain of our products face the expiration of their patent or regulatory exclusivity in 2016 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2016 or in later years. Our products facing a potential loss of exclusivity and/or generic competition in 2016 and in later years include, among others, the following: in 2016, Ziana®, Zirgan®, Visudyne®, Zegerid®, Virazole®, and Nitropress®; in 2017, Lotemax® Gel, Macugen®, Deflux®, Solesta®, and Isuprel®; in 2018, Acanya®, Solodyn®, Istalol®, Elidel®, and Moviprep®; in 2019, Zyclara®; and in 2020, Luzu® and Tiazac® (in Canada).
In addition, for a number of our products (including Xifaxan®, Relistor®, Onexton®, Prolensa®, Uceris®, Moviprep®, Acanya®, Bepreve® and Apriso®), we have commenced infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See Note 21 titled "LEGAL PROCEEDINGS" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional details regarding certain of these infringement proceedings.
See Item 1A “Risk Factors” of this Form 10-K for additional information on our competition risks.
Manufacturing
We currently operate approximately 50 manufacturing plants worldwide. All of our manufacturing facilities that require certification from the FDA, Health Canada or foreign agencies have obtained such approval.
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Generally, where the selling company is manufacturing the acquired products, acquired products continue to be produced for a specific period of time by the selling company. During that time, we integrate the products into our own manufacturing facilities or initiate manufacturing agreements with third parties. Where the acquired products are manufactured by contract manufacturers, we generally assume those arrangements from the selling company.
Products representing approximately half of our product sales for 2015 are produced by third party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredient, used by us (or our third party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. In addition, in some cases, only a single source of such active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A “Risk Factors” of this Form 10-K for additional information on the risks associated with our manufacturing arrangements.
Employees
As of December 31, 2015, we had approximately 22,000 employees. These employees included approximately 10,100 in production, 8,600 in sales and marketing, 2,100 in general and administrative positions and 1,200 in R&D (including regulatory affairs and quality assurance). Collective bargaining exists for some employees in a number of countries in which we do business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
Product Liability Insurance
Since March 31, 2014, we have self-insured substantially all of our product liability risk for claims arising after that date.  In the future, we will continue to re-evaluate our decision to self-insure and may purchase additional product liability insurance to cover product liability risk. See Item 1A “Risk Factors” of this Form 10-K for additional information.
Seasonality of Business

Historically, revenues from our business tend to be weighted toward the second half of the year. Sales in the first quarter tend to be lower as patient co-pays and deductibles reset at the beginning of each year.  Further, the third quarter “back to school” period favorably impacts demand for certain of our dermatology products.  Sales in the fourth quarter tend to be higher based on consumer and customer purchasing patterns associated with healthcare reimbursement programs. However, there are no assurances that these historical trends will continue in the future.
We expect the weighting of revenues toward the second half of the year to be more pronounced in 2016, given the transition of certain of our products under the fulfillment arrangements with Walgreens described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
Geographic Areas
A significant portion of our revenues is generated from operations or otherwise earned outside the U.S. and Canada. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see Item 1A “Risk Factors” of this Form 10-K.
See Note 23 titled “SEGMENT INFORMATION” of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding revenues and long-lived assets by geographic area.
In 2015, a material portion of our revenue and income was earned in Ireland, Luxembourg and Switzerland, which have low tax rates. See Item 1A “Risk Factors” of this Form 10-K relating to tax rates.
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

Item 1A.    Risk Factors
Our business, financial condition, cash flows and results of operations are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including those risks set forth under the heading entitled “Forward-Looking Statements”, and in other documents that we file with the SEC and the CSA, before making any investment decision with respect to our common shares or debt securities. If any of the risks or uncertainties actually occur or develop, our business, financial condition, cash flows, results of operations and/or future growth prospects could change, and such change could be materially adverse. Under these circumstances, the market value of our common shares and/or debt securities could decline, and you could lose all or part of your investment in our common shares and/or debt securities.
Restatement and Related Risks
The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
As discussed herein, we have restated our previously issued audited financial statements for the year ended December 31, 2014 and the unaudited financial information for the quarter ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as well as the financial statements for the six-month period ended June 30, 2015 included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and the nine-month period September 30, 2015 included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (due to the fact that the financial results for the quarter ended March 31, 2015 are included within these financial statements). This restatement (including the review of the misstatements that necessitated our restatement of our financial statements) has been time consuming and expensive and could expose us to potential claims and additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In particular, we have incurred substantial unanticipated expenses and costs, including audit, legal, consulting and other professional fees, in connection with the completed review conducted by the Ad Hoc Committee, the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. Certain remediation actions have been recommended and we are in the process of implementing them (see Item 9A "Controls and Procedures" of this Form 10-K for a description of these remediation measures). To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatement and these ongoing remediation efforts. In addition, as a result of these restatements, we could be subject to additional shareholder, governmental, or other actions in connection with the restatements or related or other matters. Any such proceedings would, regardless of the outcome, consume a significant amount of management’s time and attention and would result in additional legal, accounting and other costs. If we were not to prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could further impair our reputation or could lead to a further loss of investor confidence. Furthermore, this restatement and any future restatements may result in further downgrades by rating agencies in our corporate credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and accurate manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on the review by the Ad Hoc Committee, the Company's review of its financial records, and other work completed by management, the Company and the ARC have concluded that material weaknesses in the Company's internal control over financial reporting existed that contributed to the material misstatements in the consolidated financial statements described above. As a result, certain remediation actions have been recommended and we are in the process of implementing them, but our remediation efforts are not complete and are ongoing. If we do not complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. Although we regularly review and evaluate internal control systems to allow management to report on the effectiveness of our internal control over financial reporting, we may discover additional weaknesses in our internal control over financial reporting or disclosure controls and procedures. The next time we evaluate our internal control over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal control over financial reporting or disclosure controls and procedures are effective. If we are unable to conclude that our internal control over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm expresses an opinion that our internal control over financial reporting is ineffective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions or investigations by the SEC or the CSA, shareholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on the financial statement adjustments and resulting restatement and negative reactions from our shareholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Delays in the filing of future Exchange Act reports, the related financial statements and other required securities reporting obligations may result in a default under one or more of the indentures governing our outstanding senior notes and/or under our Credit Agreement, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
If any future misstatements, restatements or material weaknesses in our internal control over financial reporting and disclosure controls and procedures are discovered or occur, this may result in a delay in filing future Exchange Act reports and other required filings under applicable securities laws.
Under the indentures governing our outstanding senior notes, if we do not file required reports within specified time periods, we will be in default due to the breach of the reporting covenant in the indentures and the trustee or holders of at least 25% of any series of notes may deliver a notice of default for such series of notes. If we do not cure this default by filing the delayed report within a 60-day cure period, the notes may be accelerated by the trustee or holders of at least 25% of the series of notes that provided the notice of default. Furthermore, the occurrence of a default  in the reporting covenant under any of our senior note indentures would result in a cross default under our Credit Agreement which would impact our ability to draw on our revolving credit facility and could lead to an acceleration of the Credit Agreement.
The acceleration of one series of notes could result in a cross acceleration to other series of notes or the loans under the Credit Agreement, and the acceleration of the loans under the Credit Agreement could result in a cross acceleration to our senior notes.  If any of our notes or any of the loans under our Credit Agreement are accelerated, we may not have sufficient funds to satisfy our debt obligations.  While we may be successful in obtaining relief or an extension of time under the indentures and/or the Credit Agreement, we cannot guarantee that such relief or extension would be granted or, if granted, would provide us with a sufficient period of time to cure the reporting default. In addition, in order to obtain any such relief or extension, we may be required to accept terms that are adverse to us and we may incur significant costs.
Under our Credit Agreement, if we do not file required reports within specified time periods, we will be in breach of the reporting covenant in the Credit Agreement, which would permit a majority of the lenders in principal amount thereunder to accelerate the loans if we do not cure the default within a specified cure period. Although the April 2016 amendment extends the deadline to file our First Quarter 2016 Form 10-Q under our Credit Agreement to July 31, 2016, we may be delayed in filing beyond such date and we may be delayed in filing other required reports, any of which could result in a default under our Credit Agreement. In addition, while the filing of this Form 10-K has cured the default under our senior note indentures triggered by the failure to timely file this Form 10-K, any future delays in our required Exchange Act filings may result in additional defaults under our senior note indentures.  Under the terms of our senior note indentures, if we do not file the First Quarter 2016 Form 10-Q by May 16, 2016, we will be in default under the terms of our senior note indentures. Although the April 2016 amendment waives any cross default that would be triggered under our Credit Agreement as a result of this default under the senior note indentures, the April 2016 amendment does not prevent the trustee or the holders under any of our senior note indentures from delivering a notice of default should we be delayed in filing the First Quarter 2016 Form 10-Q beyond the deadline for the filing of such report set forth in the applicable indenture. Any such notice of default related to a late filing of our First Quarter 2016 Form 10-Q may result in shortening the extended deadline of July 31, 2016 for filing such First Quarter 2016 Form 10-Q under the Credit Agreement.
We may also face further reputational harm or loss of investor confidence as a result of any future delays in the filing of Exchange Act reports or other required filings under applicable securities laws, including as a result of the expected delay in filing our First Quarter 2016 Form 10-Q.
A delay in making any of our required securities filings and the associated default under any of our indentures or Credit Agreement could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Employment-related Risks
We have identified a candidate to succeed our current chief executive officer and our inability to successfully manage the transition to our new chairman and chief executive officer or other operational disruptions resulting from this transition could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We recently announced that our current chief executive officer, J. Michael Pearson, will be leaving the Company and that we have named Joseph C. Papa to become our new Chairman and Chief Executive Officer. The loss of Mr. Pearson as our chief executive officer could create disruptions in the operations of our business and could cause concerns and instability for management, employees, current and potential customers, other third parties with whom we do business, credit rating agencies and our shareholders and debt holders regarding our ability to continue to execute our business strategy and manage operations in the manner previously conducted, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Furthermore, the transition to our new chairman and chief executive officer may be difficult to manage and we cannot guarantee that the selected replacement will efficiently transition into the roles of chairman and chief executive officer or ultimately be successful in such roles. During this transition period, we may experience operational disruptions and there may be additional uncertainty, instability and concerns for management, employees, current and potential customers, other third parties with whom we do business and shareholders and we may experience difficulties in executing our business strategies and goals. Furthermore, our new chairman and chief executive officer may implement changes to our business strategies, which could create further disruption and uncertainty among management, employees, current and potential customers, other third parties with whom we do business and shareholders. Any of these factors relating to the appointment and transition of our new chairman and chief executive officer could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The loss of the services of, or our inability to recruit, retain, motivate, our executives and other key employees could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We must continue to retain and motivate our executives and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce. For example, given recent events, we anticipate the need to recruit additional employees for our finance team, including a new corporate controller. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty), which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. With respect to the need to recruit key finance employees, if we are unable to recruit such employees in a timely manner, we may be adversely impacted in our efforts to remediate existing material weaknesses in our internal control over financial reporting and in our efforts to avoid future material weaknesses and misstatements.
Legal and Reputational Risks
We are the subject of a number of recent legal proceedings, investigations and inquiries respecting certain of our distribution, marketing, pricing, disclosure and accounting practices, including our former relationship with Philidor, which have had and could continue to have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, could result in additional claims and material liabilities, and could cause the market value of our common shares and/or debt securities to decline.
We are the subject of a number of recent legal proceedings and investigations and inquiries by governmental agencies, including the following: (i) investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York relating to certain matters, including the Company’s patient assistance programs, its former relationship with Philidor and other pharmacies, its accounting treatment for sales by specialty pharmacies, financial support provided by the Company for patients, distribution of the Company's products, information provided to the Centers for Medicare and Medicaid Services, discounts and rebates on the Company's products and issues related to the Company’s pricing decisions; (ii) the investigation by the SEC of the Company relating to certain matters, including the Company’s former relationship with Philidor, its accounting practices and policies and its public disclosures; (iii) investigations by the U.S. Senate Special Committee on Aging and the U.S. House Committee on Oversight and Government Reform relating to certain matters, including the Company’s pricing decisions on particular drugs, as well as financial support provided by the Company for patients and matters relating to the Company’s research and development program, Medicare, and Medicaid; (iv) an investigation by the State of North Carolina Department of Justice relating to certain matters, including the production, marketing, distribution, sale and pricing of, and patient assistance programs covering, the Company's Nitropress®, Isuprel® and Cuprimine® products and the Company's pricing decisions for certain of its other products; (v) a request for documents and other information received by the Company from the AMF relating to certain matters, including with respect to its former relationship with Philidor and its accounting practices and policies; (vi) a document subpoena from the New Jersey State Bureau of Securities relating to the Company’s former relationship with Philidor, its accounting treatment for sales to Philidor, its financial reporting and public disclosures and other matters; and (vii) a number of purported class action securities litigations in the U.S. and Canada have been instituted, the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s policies and accounting practices, the Company’s use of specialty pharmacies, and the Company’s former relationship with Philidor. In addition, the completed review of the Ad Hoc Committee could result in additional legal proceedings and investigations and inquiries by governmental agencies. Philidor is also subject to disputes with third party payors and governmental investigations related to its business practices and relationship with the Company which may result in claims being asserted against the Company. For more information regarding legal proceedings, see Note 21 titled “LEGAL PROCEEDINGS” of notes to consolidated financial statements in Item 15 of this Form 10-K.
We are unable to predict how long such proceedings, investigations and inquiries will continue, but we anticipate that we will continue to incur significant costs in connection with these matters and that these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. These proceedings, investigations and inquiries may result in damages, fines, penalties or other administrative sanctions against the Company and/or certain of our officers, or in changes to our business practices. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us, coupled with the recent intensified public scrutiny of our Company and certain of its practices, could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The completed review of the Ad Hoc Committee of our Board of Directors, the restatement of our previously issued financial statements, the misstatements that resulted in such restatement, the material weaknesses that have been identified in our internal control over financial reporting and the determination that our disclosure controls and procedures were not effective at certain times, could result in additional litigation and governmental proceedings and investigations, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The Ad Hoc Committee has now completed its review. Based on the review by the Ad Hoc Committee and additional work and analysis by the Company, certain misstatements in the Company’s financial results were identified which resulted in the restatement of certain of the Company’s previously issued financial statements and the Company also concluded that certain material weaknesses exist in the Company’s internal control over financial reporting and that, as a result, the Company’s disclosure controls and procedures were not effective at specified times. The completed review by the Ad Hoc Committee, the restatement of our previously issued financial statements and the misstatements and material weaknesses identified by the Company could expose us to a number of additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In particular, we could be subject to further shareholder litigation and additional governmental investigations and proceedings arising from the completed review by the Ad Hoc Committee. Any such proceedings, regardless of the outcome, would consume a significant amount of management’s time and attention and would result in additional legal, accounting and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Company has experienced and may continue to experience reputational harm and a loss of investor confidence as a result of these matters.
Our business practices, including with respect to pricing, are under scrutiny. Any changes to our practices relating to pricing or the current prices of products, whether imposed, legislated or voluntary, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are under scrutiny with respect to our business practices (including with respect to pricing), including investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the State of North Carolina

Department of Justice, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform, various purported class action suits against us in the U.S. and Canada and certain recent statements made (and actions threatened to be taken) by third parties with respect to certain of our products. We are unable to predict how such proceedings, investigations and inquiries will impact our business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
In addition, in recent years, in the U.S., state and federal governments have considered implementing legislation that would control or regulate the prices of drugs. Other countries have announced or implemented measures on pricing, including the suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments. These measures and proposed measures vary by country. These measures and these proposed measures and legislation, if implemented, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are involved in various other legal and governmental proceedings that are uncertain, costly and time-consuming and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are involved in a number of other legal and governmental proceedings and may be involved in additional litigation in the future. These proceedings are complex and extended and occupy the resources of our management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information regarding legal proceedings, see Note 21 titled “LEGAL PROCEEDINGS” of notes to consolidated financial statements in Item 15 of this Form 10-K.
For example, the pharmaceutical industry, and our Company in particular, has been the focus of both private payor and governmental concern regarding pricing of pharmaceutical products. Related actions, including Congressional and other governmental investigations and litigation, are costly and time-consuming, and adverse resolution of such actions or changes in our business practices, such as our approach to the pricing of our pharmaceutical products, could adversely affect our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Further, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged (as is the case with the recent patent infringement proceeding commenced in connection with our Xifaxan® product and related patents), and our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. We may also become subject to infringement claims by third parties and may have to defend against charges that we violated patents or the proprietary rights of third parties. If we infringe the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties.
In addition, in the U.S., it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the U.S. and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We depend on third parties to meet their contractual, legal, regulatory, and other obligations.
We rely on distributors, suppliers, contract research organizations, vendors, service providers, business partners and other third parties to research, develop, manufacture, distribute, market and sell our products, as well as perform other services relating to our business. We rely on these third parties to meet their contractual, legal, regulatory and other obligations. A failure to maintain these relationships or poor performance by these third parties could negatively impact our business. In addition, we cannot guarantee that the contractual terms and protections and compliance controls, policies and procedures we have put in place will be sufficient to ensure that such third parties will meet their legal, contractual and regulatory obligations or that these terms, controls, policies, procedures and other protections will protect us from acts committed by our agents, contractors, distributors, suppliers, service providers or business partners that violate contractual obligations or the laws or regulations of the jurisdictions in which we operate, including matters respecting anti-corruption, fraud, kickbacks and false claims, pricing, sales and marketing practices, privacy laws and other legal obligations. Any failure of such third parties to meet these legal, contractual and regulatory obligations or any improper actions by such third parties or even allegations of such non-compliance or actions could damage our reputation, adversely impact our ability to conduct business in certain markets and subject us to civil or criminal legal proceedings and regulatory investigations, monetary and non-monetary damages and penalties and could cause us to incur significant legal and investigatory fees and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For example, the recent allegations about the activities of Philidor and our former relationship with Philidor have resulted in a number of investigations, inquiries and legal proceedings against us, which may damage our reputation and result in damages, fines, penalties or administrative sanctions against the Company and/or certain of our officers. For more information regarding legal proceedings, see Note 21 titled “LEGAL PROCEEDINGS” of notes to consolidated financial statements in Item 15 of this Form 10-K.
If our products cause, or are alleged to cause, serious or widespread personal injury, we may have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages, and we may be subject to exposure relating to product liability claims. In addition, our product liability self-insurance program may not be adequate to cover future losses.
We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products caused, or is alleged to have caused, adverse effects. Furthermore, our products may cause, or may appear to have caused, adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. The withdrawal of a product following complaints and/or incurring significant costs, including the requirement to pay substantial damages in personal injury cases or product liability cases, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In addition, since March 31, 2014, we have self-insured substantially all of our product liability risk for claims arising after that date. We currently reserve for anticipated losses and related expenses. We periodically evaluate and adjust our claims reserves to reflect trends in our own experience, as well as industry trends. However, historical loss trends may not be adequate to cover future losses, as historical trends may not be indicative of future losses. If ultimate results exceed our estimates, this would result in losses in excess of our reserved amounts. If we were required to pay a significant amount on account of these liabilities for which we self-insure, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our marketing, promotional and business practices, including with respect to pricing, as well as the manner in which sales forces interact with purchasers, prescribers and patients, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.
The marketing, promotional and business practices, including with respect to pricing, of pharmaceutical and medical device companies, as well as the manner in which companies’ in-house or third party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for some of our products and/or pricing restrictions or mandated price reductions for some of our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences. Companies may not promote drugs for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Health Canada, EMA or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management's attention could be diverted from our business operations and our reputation could be damaged. For more information regarding legal proceedings, see Note 21 titled “LEGAL PROCEEDINGS” of notes to consolidated financial statements in Item 15 of this Form 10-K.
Debt-related Risks
Our Credit Agreement and the indentures governing our senior notes impose restrictive and financial covenants on us. Our failure to comply with these covenants could trigger events, which, if not cured or waived, could result in the acceleration of the related debt, a cross-default or cross-acceleration to other debt, foreclosure upon any collateral securing the debt and termination of any commitments to lend, each of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or securities to decline and could lead to bankruptcy or liquidation.
Our Credit Agreement and the various indentures governing our senior notes contain covenants that restrict the way we conduct business, as well as financial covenants that, for example, require us to maintain certain financial ratios at fiscal quarter end and satisfy certain financial tests upon incurrence of certain debt.  As of December 31, 2015, we were in compliance with all covenants associated with our outstanding debt. However, subsequent to December 31, 2015, the delay in filing our Form 10-K for the fiscal year ended December 31, 2015 resulted in a violation of covenants contained in our Credit Agreement and senior note indentures, for which we received several notices of default in April 2016 in respect of certain series of our senior notes.  All defaults under the Credit Agreement resulting from the failure to timely deliver the Form 10-K have been waived by the requisite lenders under our Credit Agreement by the April 2016 amendment, and this Form 10-K has been filed within the extended timeframe granted to us as part of that amendment.  The default under our senior note indentures arising from the failure to timely file the Form 10-K was cured in all respects by the filing of this Form 10-K. Delays in the filing of future Exchange Act reports, the related financial statements and other required securities reporting obligations (including the expected delay in filing our First Quarter 2016 Form 10-Q) may result in a default under our Credit Agreement or one or more of our senior note indentures.  See "—Restatement and Related Risks-Delays in the filing of future Exchange Act reports, the related financial statements and other required securities reporting obligations may result in a default under one or more of the indentures governing our outstanding senior notes and/or under our Credit Agreement, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline."  In addition, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in our Credit Agreement and senior note indentures in the future. Furthermore, our ability to remain in compliance with the financial and other covenants can be affected by events beyond our control.
Our inability to comply with these covenants could lead to a default or an event of default under the terms of our Credit Agreement or the applicable indentures, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
If an event of default is not cured or is not otherwise waived, a majority of lenders in principal amount under our Credit Agreement or the trustee or holders of at least 25% in principal amount of a series of our senior notes may accelerate the maturity of the related debt under these agreements, foreclose upon any collateral securing the debt and terminate any commitments to lend, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our securities to decline. Furthermore, under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations and we may be unable to obtain alternative financing on terms acceptable to us or at all. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose all or a portion of their investment in our securities.
To service our debt, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt service obligations would have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We have a significant amount of indebtedness. Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. Certain non-guarantor subsidiaries include non-U.S. subsidiaries that may be prohibited by law or other regulations from distributing funds to us and/or we may be subject to payment of taxes and withholdings on such distributions. In the event that we do not receive distributions from our subsidiaries or receive cash via services rendered and intellectual property licensed, we may be unable to make required principal and interest payments on our indebtedness.
We have publicly indicated that it is our intention during 2016 to focus on reducing our outstanding debt levels. As described above, our ability to reduce our indebtedness will depend upon factors including our future operating performance and prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We can provide no assurance of the amount by which we will reduce our debt, if at all.
We have incurred significant indebtedness, which restricts the manner in which we conduct business.
We have incurred significant indebtedness, including in connection with our prior acquisitions. We may incur additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions and prohibitions under the agreements governing our indebtedness, which would increase our total debt. This additional debt may be substantial and some of this indebtedness may be secured.
Our current indebtedness contains restrictive covenants which impose certain limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur, prohibitions on incurring additional debt if certain financial covenants are not met and restrictions on our ability to make certain investments and other restricted payments. Any additional debt, to the extent we are able to incur it, may further restrict the manner in which we conduct business. Such restrictions, prohibitions and limitations could impact our ability to implement elements of our strategy in the following ways:

•	our ability to obtain additional debt financing on favorable terms or at all could be limited;

•
there may be instances in which we are unable to meet the financial covenants contained in our debt agreements or to generate cash sufficient to make required payments on our debt, which circumstances may result in the acceleration of the maturity of some or all of our outstanding indebtedness (which we may not have the ability to pay);

•
there may be instances in which we are unable to meet the financial covenants contained in our debt agreements, at which time we may be prohibited from incurring any additional debt until such covenants are met;

•
in 2016 and possibly beyond, a substantial portion of our cash flow from operations will be allocated (and, in future years, may be allocated) to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs and capital expenditures that could improve our competitive position and results of operations;

•
we may issue debt or equity securities or sell some of our assets (subject to certain restrictions under our existing indebtedness) to meet payment obligations or to reduce our financial leverage, and we cannot assure you whether such transactions will be on favorable terms;

•	our flexibility to plan for, or react to, competitive challenges in our business and the pharmaceutical and medical device industries may be compromised;

•
we may be put at a competitive disadvantage relative to competitors that do not have as much debt as we have, and competitors that may be in a more favorable position to access additional capital resources; and

•	as further described below, our ability to make acquisitions and execute business development activities through acquisitions will be limited and may, in future years, continue to be limited.
In addition, the April 2016 amendment imposes a number of restrictions on us until the time that we file the First Quarter 2016 Form 10-Q and the Company’s leverage ratio (being the ratio, as of the last day of any fiscal quarter, of Consolidated Total Debt (as defined in the Credit Agreement) as of such day to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending on such date) is less than 4.50 to 1.00, including (i) imposing a $250 million aggregate cap (the “Transaction Cap”) on acquisitions, subject to certain exceptions, (ii) restricting the incurrence of debt to finance such acquisitions and (iii) requiring the net proceeds from certain asset sales be used to repay the term loans instead of being reinvested in the business.  In addition, our ability to make certain other investments, dividends, distributions, share repurchases and other restricted payments will also be restricted and subject to the Transaction Cap until the First Quarter 2016 Form 10-Q has been filed and the Company’s leverage ratio is less than 4.00 to 1.00. Refer to Note 26 titled "SUBSEQUENT EVENTS" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional details on and exceptions to these restrictions.
Our current corporate credit rating is B2 for Moody’s Investors Service (“Moody's”) (which was downgraded from a credit rating of Ba3 on March 16, 2016 and further downgraded from a credit rating of B1 on March 31, 2016) and B for Standard & Poor’s Ratings Services (“Standard & Poor's”) (which was downgraded from a credit rating of BB- on October 30, 2015 and further downgraded from a credit rating of B+ on April 14, 2016). Both Moody's and Standard & Poor's have indicated that our corporate credit rating remains under review for potential further downgrade. Any downgrade or further downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
We are exposed to risks related to interest rates.
Our senior secured credit facilities bear interest based on U.S. dollar London Interbank Offering Rates, or U.S. Prime Rate, or Federal Funds effective rate. Thus, a change in the short-term interest rate environment could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2015, we did not have any outstanding interest rate swap contracts.
Tax-related Risks
Our effective tax rates may increase.
We have operations in various countries that have differing tax laws and rates. Our tax reporting is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income earned among the different jurisdictions in which we operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which we operate; changes in our eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in a substantial increase in the effective tax rate on all or a portion of our income. One potential change in the tax laws relates to the recent proposals of the Organization for Economic Co-operation and Development (“OECD”) respecting base erosion and profit shifting (“BEPS”) and measures designed to prevent these activities, as published in recently released reports from the OECD. These measures could have a significant unfavorable impact on our consolidated income tax rate.
Our provision for income taxes is based on certain estimates and assumptions made by management. Our consolidated income tax rate is affected by the amount of pre-tax income earned in our various operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. We enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. For example, certain countries could seek to tax a greater share of income than we will allocate to them. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions that we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.
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
Risks relating to Our Shift in Business Strategy
We may sell assets, which could adversely affect our business, prospects and opportunities for growth.
We may, from time to time, divest or otherwise dispose of assets, products or businesses that we deem not to fit with our strategic plan, that are not achieving the desired return on investment or that we believe present an attractive or desirable opportunity to monetize or to reduce our outstanding debt levels. These transactions pose risks and challenges that could negatively impact our business. For example, we may be unable to dispose of a business or assets on satisfactory or commercially reasonable terms within our anticipated timeframe. We may also sell certain assets, products or businesses at a loss and recognize a loss on sale in connection with such divestitures. We may also suffer adverse tax consequences as a result of such divestitures, including capital gains tax. In addition, any such divestiture could reduce the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. Furthermore, until we have filed our First Quarter 2016 Form 10-Q and have achieved the applicable specified leverage ratio, we will be required to use the net proceeds from certain asset sales to repay the term loans under the Credit Agreement and, as a result, will not be able to invest such proceeds into our business. Refer to Note 26 titled "SUBSEQUENT

EVENTS" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional details on and exceptions to these restrictions. As a result of these factors, any divestiture could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Historically, a significant part of our business strategy has been business development through acquisitions. However, we expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond and this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
A significant part of our business strategy has historically been the acquisition of companies, businesses and products. However, we expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond, as we focus on reducing our outstanding debt levels.  In addition, as a result of the recent amendment to our Credit Agreement, we are prohibited from making acquisitions, subject to certain exceptions, in excess of the aggregate Transaction Cap, until we file our First Quarter 2016 Form 10-Q and our leverage ratio (the ratio, as of the last day of any fiscal quarter, of Consolidated Total Debt (as defined in the Credit Agreement) as of such day to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending on such date) is less than 4.50 to 1.00. In addition, during this period, we will also be restricted from incurring debt to finance such acquisitions. Refer to Note 26 titled "SUBSEQUENT EVENTS" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional details on and exceptions to these restrictions. Furthermore, while we anticipate business development through acquisitions may be a component of our long-term strategy, we cannot predict if or when we will shift our focus back to more significant business development activities through acquisitions.
We are unable to determine what the impact may be on our Company as a result of this shift in focus away from business development through acquisitions and the restrictions on making acquisitions imposed on us by our Credit Agreement, which could have a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our common shares and/or debt securities to decline.
We have made commitments and public statements with respect to the cessation of or limitation on pricing increases for certain of our products. Our decision to cease or limit price increases or to reduce prices could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are assessing our practices related to pricing and considering certain changes thereto. For example, in conjunction with our fulfillment arrangements with Walgreens, we announced that we would reduce prices of certain products within our branded prescription-based dermatology and ophthalmology businesses, by, on average, ten percent, which reduced pricing will apply to the wholesale list prices of these products and will be phased in over six to nine months following the launch of the program (such launch occurred in January 2016). We have also made public statements about our intentions to cease or limit pricing increases on certain of our products in 2016. At this time, we cannot predict what other changes we will make to our business practices, including with respect to pricing (such as imposing limits or prohibitions on the amount of pricing increases we may take on certain of our products) or the current prices of our products (such as taking retroactive or future price reductions) nor can we predict the impact such pricing changes will or would have on our business. However, any such changes to our business practices, including with respect to pricing, or existing prices could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For example, by limiting or eliminating price increases on certain of our products, this will result in fewer or lower price appreciation credits from certain of our wholesalers. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits, which can be significant, are used to offset against the total distribution service fees we pay on all of our products to each wholesaler. As a result, to the extent we decide to cease or limit price increases, we will have fewer or lower price appreciation credits to use to offset against our distribution fees owing to these wholesalers. In addition, under certain of our agreements with our wholesaler customers, we have price protection or price depreciation provisions, pursuant to which we have agreed to adjust the value of any on-hand or in-transit inventory with such customers in the event we reduce the price of any of our products. As a result, to the extent we reduce the WAC price for any of our products, we may owe a payment to such customers (or such customers may earn a credit to be offset against any amounts owing to us) equal to the amount of such inventory multiplied by the difference between the price at which they acquired the product inventory and the new reduced price.
Given recent and expected changes to our management and Board of Directors and the implementation of the remediation measures designed to address the material weaknesses identified in our internal control over financial reporting, there may be changes in the way we conduct our business and/or our business strategy and these changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We recently announced that our current chief executive officer, J. Michael Pearson, will be leaving the Company and that Joseph C. Papa will become our new Chairman and Chief Executive Officer. With the appointment of our new chairman and chief executive officer, other changes to management may occur. There have also been recent changes to the composition of our Board of Directors. In addition, certain remediation measures have been recommended to us and we are in the process of implementing them. As a result of these changes to our management and Board of Directors and these ongoing remediation measures, we may experience changes in the way we conduct our business, as well as potential changes to our business strategy. Some of these changes may be significant. For example, we have already announced certain changes to our pricing practices. Other changes may include changes in our distribution practices in the U.S. and internationally, such as reductions in wholesaler inventory levels. For example, during 2016, our goal is to bring our wholesaler inventory levels in Russia and Poland below three months on hand, in-line with our targeted levels for such markets.
We cannot predict what these changes to our business practices and strategy may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operation, but any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Competitive and Operational Risks
We operate in extremely competitive industries. If competitors develop or acquire more effective or less costly pharmaceutical products or medical devices for our target indications, it could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The pharmaceutical and medical device industries are extremely competitive. Our success and future growth depend, in part, on our ability to acquire, license or develop products that are more effective than those of our competitors or that incorporate the latest technologies and our ability to effectively manufacture and market those products. Many of our competitors, particularly larger pharmaceutical and medical device companies, have substantially greater financial, technical and human resources than we do. Many of our competitors spend significantly more on research and development related activities than we do. Others may succeed in developing or acquiring products and technologies that are more effective, more advanced or less costly than those currently marketed or proposed for development by us. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products and may also establish exclusive collaborative or licensing relationships with our competitors. These competitors and the introduction of competing products (that may be more effective or less costly than our products) could make our products less competitive or obsolete, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In prior years, we have grown at a very rapid pace. Our inability to properly manage or support this growth could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We have grown very rapidly over the past few years as a result of our acquisitions. This growth has put significant demands on our processes, systems and employees. We have made and expect to make further investments in additional personnel, systems and internal control processes to help manage this growth. If we are unable to successfully manage and support this rapid growth, and the challenges and difficulties associated with managing a larger, more complex business, this could cause a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our common shares and/or debt securities to decline.
Products representing a significant amount of our revenue are not protected by patent or data exclusivity rights or are nearing the end of their exclusivity period. In addition, we have faced generic competition in the past and expect to face additional generic competition in the future. Competitors (including generic and biosimilar competitors) of our products could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
A significant number of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights or are protected by patents or regulatory exclusivity periods that will be expiring in the near future. These products represent a significant amount of our revenues (See Item 1 “Business-Competition-Generic Competition” in this Form 10-K for a list of some of these products). Without exclusivity protection, competitors (including generics and biosimilars) face fewer barriers in introducing competing products. Upon the expiration or loss of patent exclusivity or market exclusivity for our products or otherwise upon the introduction of generic, biosimilar or other competitors (which may be sold at significantly lower prices than our products), we could lose a significant portion of sales and market share of that product in a very short period. In addition, the introduction of generic and biosimilar competitors may have a significant downward pressure on the pricing of our branded products which compete with such generics and biosimilars. The introduction of competing products (including generic products and biosimilars) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Commercialization Risks
Our approved products may not achieve or maintain expected levels of market acceptance.
Even if we are able to obtain and maintain regulatory approvals for our pharmaceutical and medical device products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Launching and commercializing products is time consuming, expensive and unpredictable. The commercial launch of a product takes significant time, resources, personnel and expertise, which we may not have in sufficient levels to achieve success, and is subject to various market conditions, some of which may be beyond our control. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees or distributors, successfully launch and commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. While we have been successful in launching some of our products, such as Jublia® in the U.S., we may not achieve the same level of success with respect to all of our new products, especially where such product is in a new therapeutic area (as is the case with our new women’s health product, Addyi®). Our inability to successfully launch our new products may negatively impact the commercial success of such product, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Our inability to successfully launch our new products could also lead to material impairment charges, as could be the case with Addyi®.
Levels of market acceptance for our new products (such as Addyi®) could be impacted by several factors, some of which are not within our control, including but not limited to the:

•	safety, efficacy, convenience and cost-effectiveness of our products compared to products of our competitors;

•	scope of approved uses and marketing approval;

•	availability of patent or regulatory exclusivity;

•	timing of market approvals and market entry;

•	ongoing regulatory obligations following approval, such as the requirement to conduct a Risk Evaluation and Mitigation Strategy (REMS) programs;

•	any restrictions or “black box” warnings required on the labeling of such products:

•	availability of alternative products from our competitors;

•	acceptance of the price of our products;

•	effectiveness of our sales forces and promotional efforts;

•	the level of reimbursement of our products;

•	acceptance of our products on government and private formularies;

•	ability to market our products effectively at the retail level or in the appropriate setting of care; and

•	the reputation of our products.
Further, the market perception and reputation of our products and their safety and efficacy are important to our business and the continued acceptance of our products. Any negative publicity about our products, such as the discovery of safety issues with our products, adverse events involving our products, or even public rumors about such events, could have a material adverse effect on our business, financial condition, cash flows or results of operation or could cause the market value of our common shares and/or debt securities to decline. In addition, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products or the withdrawal or recall of such similar products could have a material adverse effect on sales of our products. Accordingly, new data about our products, or products similar to our products, could cause us reputational harm and could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding safety or efficacy and, in some cases, could result in product withdrawal.

If our products fail to gain, or lose, market acceptance, our revenues would be adversely impacted and we may be required to take material impairment charges, all of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our new arrangements with Walgreens may not be successful.
In December 2015, we announced new fulfillment arrangements with Walgreens, which included a brand fulfillment agreement, pursuant to which we have made certain of our dermatology products (including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel), certain of our ophthalmology products (including Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®) and Addyi® available to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. We also entered into a separate agreement respecting generic fulfillment, which we plan to make available through Walgreens retail pharmacies in the second half of 2016. We cannot predict whether these arrangements with Walgreens will be successful, whether these arrangements will result in full recovery from the market disruption caused by the termination of our former relationship with Philidor, nor can we predict how the market, including customers, doctors, patients, pharmacy benefit managers and third party payors, or governmental agencies, will react to these arrangements and programs. If these arrangements or programs fail, if they do not achieve sufficient success and market acceptance, if we face retaliation from third parties as a result of these arrangements and programs (for example, in the form of limitations on or exclusions from the reimbursement of our products) or if any part of these arrangements is found to be non-compliant with applicable law or regulations, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, in conjunction with our fulfillment arrangements with Walgreens, we announced that we would reduce prices of certain products within our branded prescription-based dermatology and ophthalmology businesses, by, on average, ten percent, which reduced pricing will apply to the wholesale list prices of these products and will be phased in over six to nine months following the launch of the program (which launch occurred in January 2016). While we anticipate that the impact of the increased volume resulting from such price reductions will offset or exceed the impact of lower prices, we cannot guarantee that the benefit from increased volume will outweigh the impact of lower prices.
For certain of our products, we depend on reimbursement from governmental and other third party payors and a reduction in reimbursement could reduce our product sales and revenue. In addition, failure to be included in formularies developed by managed care organizations and coverage by other organizations may negatively impact the utilization of our products, which could harm our market share and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Sales of certain of our products are dependent, in part, on the availability and extent of reimbursement from government health administration authorities, private health insurers, pharmacy benefit managers and other organizations of the costs of our products and the continued reimbursement and coverage of our products in such programs. Changes in government regulations or private third party payors’ reimbursement policies may reduce reimbursement for our products. In addition, such third party payors may otherwise make the decision to reduce reimbursement of some or all our products or fail to cover some or all our products in such programs or assert that reimbursements were not in accordance with applicable requirements. Any reduction or elimination of such reimbursement or coverage could result in a negative impact on the utilization of our products and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Managed care organizations and other third party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generic products are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Failure to be included in such formularies or to achieve favorable formulary status may negatively impact the utilization and market share of our products. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We may experience declines in sales volumes or prices of certain of our products as the result of the concentration of sales to wholesalers and the continuing trend towards consolidation of such wholesalers and other customer groups and this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
For certain of our products, a significant portion of our sales are to a relatively small number of customers. If our relationship with one or more of such customers is disrupted or changes adversely or if one or more of such customers experience financial difficulty or other material adverse changes in their businesses, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In addition, wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. The result of these developments could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Risks related to Intellectual Property
The Company may fail to obtain, maintain, license, enforce or defend the intellectual property rights required to conduct its business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We strive to acquire, maintain and defend patent, trademark and other intellectual property protections over our products and the processes used to manufacture these products. However, we may not be successful in obtaining such protections, or the patent, trademark and intellectual property rights we do obtain may not be sufficient in breadth and scope to fully protect our products or prevent competing products, or such patent and intellectual property rights may be susceptible to third party challenges. The failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties to manufacture and sell products that compete with our products or may impact our ability to develop, manufacture and market our own products, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
For certain of our products and manufacturing processes, we rely on trade secrets and other proprietary information, which we seek to protect, in part, by confidentiality and nondisclosure agreements with our employees, consultants, advisors and partners. We also attempt to enter into agreements whereby such employees, consultants, advisors and partners assign to us the rights in any intellectual property they develop. These agreements may not effectively prevent disclosure of such information and disputes may still arise with respect to the ownership of intellectual property. The disclosure of such proprietary information or the loss of such intellectual property rights may impact our ability to develop, manufacture and market our own products or may assist competitors in the development, manufacture and sale of competing products, which could have a material adverse effect on our revenues, financial condition, cash flows or results of operations and could cause the market value of our common shares and/or debt securities to decline.
We have incurred and will continue to incur substantial costs and resources in applying for and prosecuting these patent, trademark and other intellectual property rights and in defending or litigating these rights against third parties.
For a number of our commercialized products and pipeline products, including Xifaxan®, Jublia® and Relistor®, we rely on licenses to patents and other technologies, know-how and proprietary rights held by third parties. Any loss, expiration, termination or suspension of our rights to such licensed intellectual property would result in our inability to continue to develop, manufacture and market our products or product candidates and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In the future, we may also need to obtain such licenses from third parties to develop, manufacture, market or continue to manufacture or market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to develop, manufacture and market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Risks related to the International Scope of our Business
Our business, financial condition, cash flows and results of operations are subject to risks arising from the international scope of our operations.
We conduct a significant portion of our business outside the U.S. and Canada and may, in the future, expand our operations into new countries, including emerging markets (such as in connection with our recent acquisition of Amoun in Egypt and our expansion in other regions). We sell our pharmaceutical and medical device products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as Canadian and U.S. laws applicable to Canadian companies with U.S. and foreign operations, such as export laws and the U.S. Foreign Corrupt Practices Act ("FCPA"), and other applicable worldwide anti-bribery laws;

•	price and currency exchange controls;

•	restrictions on the repatriation of funds;

•
scarcity of hard currency, including the U.S. dollar, such as is the case currently in Egypt, which may require a transfer or loan of funds to the operations in such countries, which they may not be able to repay on a timely basis;

•	political and economic instability;

•	compliance with multiple regulatory regimes;

•	less established legal and regulatory regimes in certain jurisdictions, including as relates to enforcement of anti-bribery and anti-corruption laws and the reliability of the judicial systems;

•	differing degrees of protection for intellectual property;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	new export license requirements;

•	adverse changes in tariff and trade protection measures;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	restrictive governmental actions;

•	possible nationalization or expropriation;

•	credit market uncertainty;

•	differing local practices, customs and cultures, some of which may not align or comply with our Company practices and policies or U.S. laws and regulations;

•	difficulties with licensees, contract counterparties, or other commercial partners; and

•	differing local product preferences and product requirements.
Any of these factors, or any other international factors, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Similarly, adverse economic conditions impacting our customers in these countries or uncertainty about global economic conditions could cause purchases of our products to decline, which would adversely affect our revenues and operating results. Moreover, our projected revenues and operating results are based on assumptions concerning certain levels of customer spending. Any failure to attain our projected revenues and operating results as a result of adverse economic or market conditions could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Due to the large portion of our business conducted in currency other than U.S. dollars, we have significant foreign currency risk.
We face foreign currency exposure on the translation into U.S. dollars of the financial results of our operations in Europe, Canada, Australia, Latin America, Asia, Africa and the Middle East, including, for example, as a result of the recent strengthening of the U.S. dollar against other foreign currencies that occurred in 2015. Where possible, we manage foreign currency risk by managing same currency revenue in relation to same currency expenses. We face foreign currency exposure in those countries where we have revenue denominated in the local foreign currency and expenses denominated in other currencies. Both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. In addition, the repurchase of principal under our U.S. dollar denominated debt may result in foreign exchange gains or losses for Canadian income tax purposes. One half of any foreign exchange gains or losses will be included in our Canadian taxable income. Any foreign exchange gain will result in a corresponding reduction in our available Canadian tax attributes.
Risks relating to Our Acquisitions

To the extent we resume business development activities through acquisitions, we may be unable to identify, acquire, close or integrate acquisition targets successfully.
Part of our historic business strategy has included acquiring and integrating complementary businesses, products, technologies or other assets, and forming strategic alliances, joint ventures and other business combinations, to help drive future growth. We have also historically in-licensed new products or compounds. As we have indicated, we expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond. However, we anticipate that business development through acquisitions may continue to be a component of our long-term strategy. In that respect, once the additional limitations imposed by the Credit Agreement are no longer applicable following the filing of our First Quarter 2016 Form10-Q and the achievement of a specified leverage ratio and we have reduced our debt to a desired level, we may resume business development activities through acquisitions, although we cannot guarantee or predict the timing or level of such business development activity.
Acquisitions or similar arrangements may be complex, time consuming and expensive. In some cases, we may move very rapidly to negotiate and consummate the transaction, once we identify the acquisition target. We may not consummate some negotiations for acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. In addition, there are a number of risks and uncertainties relating to closing transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares; and (ii) many costs relating to the such transactions may be payable by us whether or not such transactions are completed.
If an acquisition is consummated, the integration of the acquired business, product or other assets into our Company may also be complex and time-consuming and, if such businesses, products and assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following: integrating and retaining personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products; coordinating geographically dispersed organizations; distracting management and employees from operations; retaining existing customers and attracting new customers; maintaining the business relationships the acquired company has established, including with healthcare providers; addressing regulatory concerns of the newly-acquired business; and managing inefficiencies associated with integrating the operations of the Company.
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
These acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated. We may also fail to achieve the anticipated benefits and successes of such acquisitions, including the achievement of any expected revenue growth resulting from such acquisitions (for example, the anticipated revenue growth we expect in connection with the Xifaxan® product (including the recently-approved IBS-D indication), which product we acquired as part of the Salix Acquisition or the anticipated revenue we expect in connection with the Addyi® product we acquired in the acquisition of Sprout Pharmaceuticals, Inc.). In addition, these acquisitions may expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them. For example, certain of the acquisition agreements by which we have acquired companies, businesses, products, technologies or other assets require the former owners to indemnify us against certain past liabilities. However, these indemnification provisions may not protect us fully or at all from the liabilities we may face following the closing of such acquisitions, because either the liability of the former owners may be limited or capped or such former owners may not meet their indemnification responsibilities should any liabilities arise.
Development and Regulatory Risks
The successful development of our pipeline products is highly uncertain and requires significant expenditures and time. In addition, obtaining necessary government approvals is time-consuming and not assured. The failure to commercialize certain of our pipeline products could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

We currently have a number of pipeline products in development. We and our development partners, as applicable, conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our pipeline products in order to obtain regulatory approval for the sale of our pipeline products. Preclinical studies and clinical trials are expensive, complex, can take many years and have uncertain outcomes. None of, or only a small number of, our research and development programs may actually result in the commercialization of a product. We will not be able to commercialize our pipeline products if preclinical studies do not produce successful results or if clinical trials do not demonstrate safety and efficacy in humans. Furthermore, success in preclinical studies or early-stage clinical trials does not ensure that later stage clinical trials will be successful nor does it ensure that regulatory approval for the product candidate will be obtained. In addition, the process for the completion of pre-clinical and clinical trials is lengthy and may be subject to a number of delays for various reasons, which would delay the commercialization of any successful product. If our development projects are not successful or are significantly delayed, we may not recover our substantial investments in the pipeline product and our failure to bring these pipeline products to market on a timely basis, or at all, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Following initial regulatory approval of any products, we or our partners may develop or acquire, we will be subject to continuing regulatory review by various government authorities in those countries where our products are marketed or intended to be marketed, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. In addition, we are subject to ongoing audits and investigations of our facilities and products by the FDA, as well as other regulatory agencies in and outside the U.S. If we fail to comply with the regulatory requirements in those countries where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions. Also, as a condition to granting marketing approval of a product, the applicable regulatory agencies may require a company to conduct additional clinical trials, the results of which could result in the subsequent loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product.
In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to the regulatory authority requiring us to withdraw the product from the market. Further, if faced with these incidents of adverse drug reactions, unintended side effects or misuse relating to our products, we may elect to voluntarily implement a recall or market withdrawal of our product. A recall or market withdrawal, whether voluntary or required by a regulatory authority, may involve significant costs to us, potential disruptions in the supply of our products to our customers and reputational harm to our products and business, all of which could harm our ability to market our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Manufacturing and Supply Risks
If we or our third party manufacturers are unable to manufacture our products or the manufacturing process is interrupted due to failure to comply with regulations or for other reasons, the interruption of the manufacture of our products could adversely affect our business. Other manufacturing and supply difficulties or delays may also have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In addition, our manufacturing and other processes use complicated and sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Manufacturing complexity, testing requirements and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter. Although we endeavor to properly maintain our equipment (and require our contract manufacturers to properly maintain their equipment), including through on-site quality control and experienced manufacturing supervision, and have key spare parts on hand, our business could suffer if certain manufacturing or other equipment, or all or a portion of our or their facilities, were to become inoperable for a period of time. We could experience substantial production delays or inventory shortages in the event of any such occurrence until we or they repair such equipment or facility or we or they build or locate replacement equipment or a replacement facility, as applicable, and seek to obtain necessary regulatory approvals for such replacement. Any interruption in our manufacture of products could adversely affect the sales of our current products or introduction of new products and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The supply of our products to our customers (or, in some case, supply from our contract manufacturers to us) is subject to and dependent upon the use of transportation services. Disruption of transportation services (including as a result of weather conditions) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, any prolonged disruption in the operations of our existing distribution facilities, whether due to technical, labor or other difficulties, weather conditions, equipment malfunction, contamination, failure to follow specific protocols and procedures, destruction of or damage to any facility or other reasons, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
For some of our finished products and raw materials, we obtain supply from one or a limited number of sources. If we are unable to obtain components or raw materials, or products supplied by third parties, our ability to manufacture and deliver our products to the market would be impeded, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
As a result, our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to obtain approval for and produce our products on a timely and competitive basis, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Risks related to Specific Legislation and Regulations
We are subject to various laws and regulations, including “fraud and abuse” laws, anti-bribery laws, environmental laws and privacy and security regulations, and a failure to comply with such laws and regulations or prevail in any litigation related to noncompliance could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. The U.S. Department of Health and Human Services Office of Inspector General recommends, and increasingly states require pharmaceutical companies to have comprehensive compliance programs. In addition, the Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Failure to submit this required information may result in significant civil monetary penalties. While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot assure you that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions.
The U.S. FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than in the U.S. and Canada. We cannot assure you that our internal control policies and procedures will protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in criminal or civil penalties or remedial measures, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We are also subject to various privacy and security regulations, including but not limited to HIPAA. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions (e.g., health care claims information and plan eligibility, referral certification and authorization, claims status, plan enrollment, coordination of benefits and related information), as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws and the potential liability associated with the failure to comply with these laws could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are also subject to U.S. federal laws regarding reporting and payment obligations with respect to our participation in federal health care programs, including Medicare and Medicaid. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in changes that could have material adverse legal, regulatory, or economic consequences.
Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other healthcare related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or "donut hole". The law also revised the definition of "average manufacturer price" for reporting purposes, which may affect the amount of our Medicaid drug rebates to states.  Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Finally, the law imposed an annual tax on manufacturers of certain medical devices. As a part of the Consolidated Appropriations Act of 2016 signed by President Obama on December 18, 2015, a 2-year moratorium has been placed on the payment of the Medical Device Excise Tax (MDET) for the period January 1, 2016 to December 31, 2017.
The Health Care Reform Act and further changes to health care laws or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Other Risks
Our operating results and financial condition may fluctuate.
Our operating results and financial condition may fluctuate from quarter to quarter for a number of reasons. In addition, our stock price is volatile. The following events or occurrences, among others, could cause fluctuations in our financial performance and/or stock price from period to period:

•	development and launch of new competitive products;

•	the timing and receipt of FDA approvals or lack of approvals;

•	costs related to business development transactions;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe certain of our products;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions;

•	our responses to price competition;

•	expenditures as a result of legal actions (and settlements thereof), including the defense of our patents and other intellectual property;

•	market acceptance of our products;

•	the timing of wholesaler and distributor purchases;

•	general economic and industry conditions, including potential fluctuations in interest rates;

•	changes in seasonality of demand for certain of our products;

•	foreign currency exchange rate fluctuations;

•	changes to, or the confidence in, our business strategy;

•	changes to, or the confidence in, our management; and

•	expectations for future growth.
As a result, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any quarterly period, our results may be below the expectations of market analysts and investors, which could cause the market value of our common shares and/or debt securities to decline.
We have significant goodwill and other intangible assets and potential impairment of goodwill and other intangibles may have a significant adverse impact on our profitability.
Goodwill and intangible assets represent a significant portion of our total assets. Finite-lived intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. If an impairment exists, we would be required to take an impairment charge with respect to the impaired asset. Events giving rise to impairment are difficult to predict, including the uncertainties associated with the launch of new products (such as our recently launched Addyi® product), and are an inherent risk in the pharmaceutical and medical device industries. As a result of the significance of goodwill and intangible assets, our financial condition and results of operations in a future period could be negatively impacted should such an impairment of goodwill or intangible assets occur, which could cause the market value of our common shares and/or debt securities to decline. For example, if an impairment were to occur with respect to our recently launched Addyi® product, the resulting impairment charge could have a material negative impact on our financial condition and results of operations.
We have become increasingly dependent on information technology and any breakdown, interruption or breach of our information technology systems could subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are increasingly dependent upon sophisticated information technology systems and infrastructure in connection with the conduct of our business. We must constantly update our information technology infrastructure and we cannot assure you that our various current information technology systems throughout the organization will continue to meet our current and future business needs. Furthermore, modification, upgrade or replacement of such systems may be costly. In addition, due to the size and complexity of these systems, any breakdown, interruption, corruption or unauthorized access to or cyber-attack on these systems could create system disruptions, shutdowns or unauthorized disclosure of confidential information. While we attempt to take appropriate security and cyber-security measures to protect our data and information technology systems and to prevent such breakdowns and unauthorized breaches and cyber-attacks, we cannot guarantee that these measures will be successful and that these breakdowns and breaches in, or attacks on, our systems and data will be prevented. Such breakdowns, breaches or attacks may cause business interruption and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline, and we may suffer financial damage or other loss, including fines or criminal penalties because of lost or misappropriated information.
Our business may be impacted by seasonality and other trends, which may cause our operating results and financial condition to fluctuate.
Demand for certain of our products may be impacted by seasonality and other trends. Historically, revenues from our business tend to be weighted toward the second half of the year.  Sales in the first quarter tend to be lower as patient co-pays and deductibles reset at the beginning of each year.  Further, the third quarter “back to school” period favorably impacts demand for certain of our dermatology products.  Sales in the fourth quarter tend to be higher based on consumer and customer purchasing patterns associated with healthcare reimbursement programs.  However, there are no assurances that these historical trends will continue in the future. In addition, we expect the weighting of revenues toward the second half of the year to be more pronounced in 2016, given the transition of certain of our products under the fulfillment arrangements with Walgreens described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.  Seasonality and other trends may cause our operating results to fluctuate.
We have entered into distribution agreements with other companies to distribute certain of our products at supply prices based on net sales. Declines in the pricing and/or volume, over which we have no or limited control, of such products, and therefore the amounts paid to us, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Certain of our products are the subject of third party distribution agreements, pursuant to which we manufacture and sell products to other companies, which distribute such products at a supply price, typically based on net sales. Our ability to control pricing and volume of these products may be limited and, in some cases, these companies make all distribution and pricing decisions independently of us. If the pricing or volume of such products declines, our revenues would be adversely impacted which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The illegal distribution and sale of counterfeit versions of our products may reduce demand for our products or have a negative impact on the reputation of our products, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet or adhere to the rigorous quality, safety, manufacturing, storage and handling standards and regulations that apply to our products. The discovery of safety or efficacy issues, adverse events or even death or personal injury associated with or caused by counterfeit products may be attributed to our products and may cause reputational harm to our products or the Company. We may not be able to detect or, if detected, prevent or prohibit the sale of such counterfeit products. As a result, the illegal sale or distribution of counterfeit products may negatively impact the demand for and sales of our products, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our revenues and profits could be reduced by imports from countries where our products are available at lower prices.
Prices for our products are based on local market economics and competition and differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. If this happens with our products, our revenues and profits may be adversely affected, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers, may reduce our revenues in future fiscal periods.
We provide certain rebates, allowances, chargebacks and other credits to our customers with respect to certain of our products. For example, we make payments or give credits to certain wholesalers for the difference between the invoice price paid to us by our wholesaler customer for a particular product and the negotiated price that such wholesaler sells such products to its hospitals, group purchasing organizations, pharmacies or other retail customers. We also give certain of our customers credits on our products that such customers hold in inventory after we have decreased the WAC prices of such products, such credit being for the difference between the old and new price. In addition, we also implement and maintain returns policies, pursuant to which our customers may return product to us in certain circumstances in return for a credit. Although we establish reserves based on our prior experience, wholesaler data, then-current on-hand inventory, our best estimates of the impact that these policies may have in subsequent periods and certain other considerations, we cannot ensure that our reserves are adequate or that actual product returns, rebates, allowances and chargebacks will not exceed our estimates, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We own and lease a number of important properties. Our headquarters and one of our manufacturing facilities are located in Laval, Quebec. We have several manufacturing facilities throughout the U.S. We also own or have an interest in manufacturing plants or other properties outside the U.S., including Canada, Mexico, and certain countries in Europe, North Africa, Asia and South America.
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
We believe that we have sufficient facilities to conduct our operations during 2016. Our facilities include, among others, the following list of principal properties by segment:

Location	Purpose	Owned or Leased	Approximate Square Footage
Laval, Quebec, Canada	Corporate headquarters, manufacturing and warehouse facility	Owned	337,000
Bridgewater, New Jersey(1)	Administration	Leased	310,000
Developed Markets
Rochester, New York	Offices, R&D and manufacturing facility	Owned	953,000
Waterford, Ireland	R&D and manufacturing facility	Owned	379,000
Berlin, Germany	Manufacturing, distribution and office facility	Owned	339,000
Greenville, South Carolina	Distribution facility	Leased	320,000
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	250,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	225,000
Amsterdam, Netherlands	Offices and warehouse facility	Leased	218,000
Tampa, Florida	R&D and manufacturing facility	Owned	171,000
Chattanooga, Tennessee	Distribution facility	Leased	150,000
Emerging Markets
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	1,712,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	816,000
El Obour City, Egypt	Offices, R&D, manufacturing and warehouse facility	Owned	628,000
Jinan, China	Offices and manufacturing facility	Owned	420,000
Rzeszow, Poland	Offices, R&D and manufacturing facility	Owned	415,000
Cianjur, Indonesia	Offices, manufacturing and warehouse facility	Owned	343,000
Long An, Vietnam	Offices, manufacturing and warehouse facility	Owned	323,000
Indaiatuba, Brazil	Manufacturing facility	Owned	165,000
Belgrade, Serbia	Offices and manufacturing facility	Owned	161,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	161,000
Myslowice, Poland	Warehouse facility	Leased	136,000
Medellin, Colombia	Offices, R&D, manufacturing and warehouse facility	Leased	97,000
Beijing, China	Offices and manufacturing facility	Owned	96,000
Beijing, China	Warehouse facility and distribution	Leased	93,000
Cheonan, Korea	Offices and manufacturing facility	Owned	62,000
____________________________________
(1) — A lease for a second building in Bridgewater, New Jersey was signed in 2015 (not included in the square footage shown in the table above). At this time, the building is not yet occupied.
Item 3.    Legal Proceedings

See Note 21 titled "LEGAL PROCEEDINGS" of notes to consolidated financial statements in Item 15 of this Form 10-K, which is incorporated by reference herein.
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

	NYSE		TSX
	High $	Low $	High C$	Low C$
2015
First quarter	206.84	141.64	263.91	167.05
Second quarter	246.01	194.50	308.10	234.94
Third quarter	263.81	152.94	347.84	204.49
Fourth quarter	182.64	69.33	240.40	92.65
2014
First quarter	153.10	112.26	170.45	119.66
Second quarter	139.00	115.14	152.52	126.02
Third quarter	131.87	106.00	147.23	116.01
Fourth quarter	149.90	111.41	174.08	125.50
_______________
Source: NYSE.net, TSX Historical Data Access
Market Price Volatility of Common Shares
Market prices for the securities of pharmaceutical, medical devices and biotechnology companies, including our securities, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in our operating results, the aftermath of public announcements by us or by others about us, changes in our executive management, changes in our business strategy, concern as to safety of drugs and medical devices, the commencement or outcome of legal or governmental proceedings, investigations or inquiries, and general market conditions can have an adverse effect on the market price of our common shares and other securities. For example, we have recently experienced significant fluctuations and decreases in the market price of our common shares as a result of, among other things, the reduction of our earnings guidance, the medical leave of absence of our chief executive officer, public scrutiny of, and legal and governmental proceedings and investigations with respect to, certain of our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor), and certain public allegations made by short sellers and other third parties relating to certain of these matters. See Item 1A “Risk Factors” of this Form 10-K for additional information.
Holders
The approximate number of holders of record of our common shares as of April 22, 2016 is 3,137.
Performance Graph
The following graph compares the cumulative total return on our common shares with the cumulative return on the S&P 500 Index, the TSX/S&P Composite Index and a 12-stock Custom Composite Index for the five years ended December 31, 2015, in all cases, assuming reinvestment of dividends. The Custom Composite Index consists of Allergan Inc.; Amgen Inc.; Biogen Idec Inc.; Bristol Myers Squibb & Co.; Celgene Corporation; Danaher Corporation; Gilead Sciences Inc.; Lilly (Eli) & Co.; Shire plc; Mylan Inc.; Perrigo Co. and Vertex Pharmaceuticals Inc.

	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
S&P 500 Index	100	102	118	157	178	181
S&P/TSX Composite Index	100	91	98	111	122	112
Valeant Pharmaceuticals International, Inc.	100	165	211	415	506	359
Custom Composite Index	100	119	144	239	317	356
Dividends
No dividends were declared or paid in 2015, 2014 or 2013. While our Board of Directors will review our dividend policy from time to time, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our Credit Agreement and indentures include restrictions on the payment of dividends.  Further, pursuant to an amendment to our Credit Agreement effective as of April 11, 2016, until the time that the Company delivers its First Quarter 2016 Form 10-Q and achieves a specified leverage ratio, the Company is subject to further limitations on paying dividends.  For more information on these restrictions, see Note 26 titled "SUBSEQUENT EVENTS" of notes to consolidated financial statements in Item 15 of this Form 10-K.
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
The Investment Canada Act provides that any investment by a non-Canadian in a Canadian business, even where control has not been acquired, can be reviewed on grounds of whether it may be injurious to national security. Where an investment is determined to be injurious to national security, Cabinet can prohibit closing or, if closed, can order the investor to divest control. Short of a prohibition or divestment order, Cabinet can impose terms or conditions on the investment or can require the investor to provide binding undertakings to remove the national security concern.
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

As long as the common shares are then listed on a “designated stock exchange”, which currently includes the NYSE and TSX, the common shares generally will not constitute taxable Canadian property of a U.S. Holder, unless (a) at any time during the 60-month period preceding the disposition, the U.S. Holder, persons not dealing at arm’s length with such U.S. Holder or the U.S. Holder together with all such persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company and more than 50% of the fair market value of the common shares was derived, directly or indirectly, from any combination of (i) real or immoveable property situated in Canada, (ii) “Canadian resource property” (as such term is defined in the Canadian Tax Act), (iii) “timber resource property” (as such terms are defined in the Canadian Tax Act), or (iv) options in respect of, or interests in, or for civil law rights in, any such properties whether or not the property exists, or (b) the common shares are otherwise deemed to be taxable Canadian property.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2016 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2016 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
Set forth below is the information regarding our purchases of equity securities during the fourth quarter of the year ended December 31, 2015:

Period	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan(1)
				(In millions)
October 1, 2015 to October 31, 2015	200,000	$111.50	200,000	$1,928
November 1, 2015 to November 30, 2015	—	$—	—	$3,000
December 1, 2015 to December 31, 2015	—	$—	—	$3,000
Total	200,000	$111.50	200,000
__________________

(1)
On November 20, 2014, our Board of Directors authorized the repurchase of up to $2.00 billion of senior notes, common shares and/or other securities, subject to any restrictions in our financing agreements and applicable law (the “2014 Securities Repurchase Program”). The 2014 Securities Repurchase Program terminated on November 20, 2015. On November 18, 2015, the Company’s Board of Directors approved a new securities repurchase program (the “2015 Securities Repurchase Program”). Under the 2015 Securities Repurchase Program, which commenced on November 21, 2015, the Company could make purchases of up to $3.00 billion of its senior notes, common shares and/or other securities prior to the completion of the program, subject to any restrictions in the Company’s financing agreements and applicable law. The 2015 Securities Repurchase Program will terminate on November 20, 2016.

(2)
During the three-month period ended December 31, 2015, we repurchased $22 million of common shares (subsequently cancelled) under the 2014 Securities Repurchase Program and made no purchases of our senior notes under the 2014 Securities Repurchase Program. During the three-month period ended December 31, 2015, we did not make any repurchases of our senior notes or common shares under the 2015 Securities Repurchase Program. For more information regarding our repurchase programs, see Note 15 titled "SECURITIES REPURCHASES AND SHARE ISSUANCES" of notes to consolidated financial statements in Item 15 of this Form 10-K.

(3)	The average price paid per share excludes any broker commissions.
Item 6.    Selected Financial Data

The following table of selected consolidated financial data of our Company has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements as of and for the year ended December 31, 2014 have been restated as set forth in this Form 10-K. For additional information and a detailed discussion of the restatement, see Note 2 titled “RESTATEMENT” of notes to consolidated financial statements in Item 15 of this Form 10-K. The data is qualified by reference to, and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP (see Item 15 “Exhibits and Financial Statement Schedules” of this Form 10-K as well as the discussion in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). All dollar amounts are expressed in millions of U.S. dollars, except per share data.

	Years Ended December 31,
	2015	2014 (Restated)	2013(1)	2012	2011
Consolidated operating data:
Revenues	$10,446.5	$8,206.0	$5,769.6	$3,480.4	$2,427.5
Operating income (loss)	1,527.4	2,000.7	(409.5)	79.7	300.0
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(291.7)	880.7	(866.1)	(116.0)	159.6
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.85)	$2.63	$(2.70)	$(0.38)	$0.52
Diluted	$(0.85)	$2.58	$(2.70)	$(0.38)	$0.49
Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
	2015	2014 (Restated)	2013(1)	2012	2011
Consolidated balance sheet information:
Cash and cash equivalents	$597.3	$322.6	$600.3	$916.1	$164.1
Working capital(2)	194.6	1,423.3	1,373.4	954.7	433.2
Total assets(3)	48,964.5	26,304.7	27,932.9	17,910.5	13,049.6
Long-term debt, including current portion(3)	31,088.4	15,228.9	17,329.8	10,975.7	6,592.5
Common shares	9,897.4	8,349.2	8,301.2	5,940.7	5,963.6
Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,911.0	5,279.4	5,118.7	3,717.4	3,929.8

Number of common shares issued and outstanding (in millions)	342.9	334.4	333.0	303.9	306.4
___________________

(1)
In 2013, we recognized an impairment charge of $552 million related to ezogabine/retigabine (immediate-release formulation), and we wrote off an IPR&D asset of $94 million relating to a modified-release formulation of ezogabine/retigabine. For more information regarding these impairment charges and other impairment charges, see Note 7 titled "FAIR VALUE MEASUREMENTS" and Note 11 titled "INTANGIBLE ASSETS AND GOODWILL" of notes to consolidated financial statements in Item 15 of this Form 10-K.

(2)
Represents current assets less current liabilities. The reduction in working capital in 2015 primarily relates to an increase in the current portion of long-term debt as well as an accrual for $500 million in deferred consideration related to the acquisition of Sprout Pharmaceuticals, Inc. (the "Sprout Acquisition") (the $500 million was paid in the first quarter of 2016). For more information regarding debt and the Sprout Acquisition, see Note 13 titled "LONG-TERM DEBT" and Note 4 titled "ACQUISITIONS" of notes to consolidated financial statements in Item 15 of this Form 10-K.

(3)
In the second quarter of 2015, the Company adopted guidance issued by the Financial Accounting Standards Board which requires certain debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The adoption of this guidance, which was applied retrospectively to all periods presented, impacted presentation only. The resulting reclassifications between assets and long-term debt did not have a material impact on the Company's financial statements.

The amounts presented in the tables above also include the impact of several acquisitions and divestitures of businesses and assets. For more information regarding our acquisitions and divestitures, see Note 4 titled "ACQUISITIONS" and Note 5 titled "DIVESTITURES" of notes to consolidated financial statements in Item 15 of this Form 10-K.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESTATEMENT
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported consolidated financial statements (see Note 2 titled "RESTATEMENT" and Note 25 titled "SUMMARY QUARTERLY INFORMATION (UNAUDITED)" of notes to consolidated financial statements in Item 15 of this Form 10-K for further discussion of the restatement and impact of the restatement matters). Additionally, our management and the Audit and Risk Committee have concluded that material weaknesses in our internal control over financial reporting existed that contributed to the material misstatements in our consolidated financial statements. For further information regarding management’s assessment of internal control over financial reporting, refer to Item 9A "Controls and Procedures" in this Form 10-K.
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) as of December 31, 2015 and 2014 and each of the three years in the period ended December 31, 2015 (the “2015 Financial Statements”).
Additional information relating to the Company, including this Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of April 29, 2016.
All dollar amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Valeant Pharmaceuticals International, Inc. (“we”, “us”, “our” or the “Company”) is a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. In the Developed Markets segment, we focus most of our efforts in the dermatology, neurology, gastrointestinal (“GI”) disorders, and eye health therapeutic classes. In the Emerging Markets segment, we focus primarily on branded generics, OTC products, and medical devices. We are diverse not only in our sources of revenue from our broad drug and medical device portfolio, but also among the therapeutic classes and geographies we serve.
On April 1, 2015, we acquired Salix Pharmaceuticals, Ltd. (“Salix”), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the “Merger Agreement”). Subject to the terms and conditions set forth in the Merger Agreement, Salix became a wholly owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), our subsidiary (the “Salix Acquisition”). Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of GI disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®. For further information regarding the Salix Acquisition, see Note 4 titled "ACQUISITIONS" of notes to consolidated financial statements in Item 15 of this Form 10-K.
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
Further, our long-term strategy has also included deploying cash via business development, debt repayment and repurchases, and share buybacks. Since the Company’s (then named Biovail Corporation (“Biovail”)) acquisition of Valeant on September 28, 2010 (the “Merger”), we have completed numerous transactions to expand our portfolio offering and geographic footprint, including, among others, the Salix Acquisition and the acquisition of Bausch & Lomb Holdings Incorporated (“B&L”). While we anticipate business development through acquisitions may continue to be a component of our long-term strategy, we expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond, as we focus on reducing our outstanding debt levels. Refer to Note 26 titled "SUBSEQUENT EVENTS" of notes to consolidated financial statements in Item 15 of this Form 10-K for details

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

related to the April 11, 2016 amendment (the "April 2016 amendment") to our Credit Agreement including various restrictions that will impact how we conduct our business.
We believe our strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value. See Item 1 "Business" of this Form 10-K for additional information regarding our strategy, as well as other details around our business.
We measure our success through total shareholder return and, on that basis, as of April 22, 2016, the market price of our common shares on the New York Stock Exchange (“NYSE”) has increased approximately 40%, and the market price of our common shares on the Toronto Stock Exchange (“TSX”) has increased approximately 75%, since the Merger, as adjusted for the post-Merger special dividend of $1.00 per common share (the “post-Merger special dividend”). However, in recent months the market price of our common shares has declined significantly, experiencing a decrease of approximately 85% on each of the NYSE and TSX from August 5, 2015 (representing the date of the highest market price for our common shares) through April 22, 2016.
In 2016, we plan to continue to execute our strategy to drive growth of key products, progress our research and development pipeline, and execute new product launches. Some of our top priorities include, among others:

•	Maximizing our key therapeutic area businesses including: dermatology, GI, and eye health;

•	Obtaining regulatory approval for and successfully launching brodalumab, latanoprostene bunod, and Oral Relistor®, described further under "Products in Development" below;

•	Completing a successful transition of certain of our products to the new fulfillment arrangements with Walgreen Co. ("Walgreens"), described further under ''Selected Financial Information" below; and

•	Reducing outstanding debt levels.
ACQUISITIONS AND DIVESTITURES
We have completed several transactions in 2015, 2014, and 2013 including, among others, the following acquisitions, licenses and divestitures.

Acquisition Date
Acquisitions/licenses
2015
Amoun Pharmaceutical Company S.A.E. (“Amoun”)	October 2015
Sprout Pharmaceuticals, Inc. (“Sprout”)	October 2015
Certain brodalumab product rights	October 2015
Salix	April 2015
Certain assets of Dendreon Corporation (“Dendreon”)	February 2015
Certain assets of Marathon Pharmaceuticals, LLC (“Marathon”)	February 2015
2014
PreCision Dermatology, Inc. (“PreCision”)	July 2014
Solta Medical, Inc. (“Solta Medical”)	January 2014
2013
B&L	August 2013
Obagi Medical Products, Inc. (“Obagi”)	April 2013
Natur Produkt International, JSC (“Natur Produkt”)	February 2013
Divestiture Date
Divestitures
2014
Facial aesthetic fillers and toxins	July 2014
Metronidazole 1.3%	July 2014
Tretin-X® (tretinoin) cream and generic tretinoin gel and cream products	July 2014

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

For more information regarding our acquisitions and divestitures, see Note 4 titled "ACQUISITIONS" and Note 5 titled "DIVESTITURES" of notes to consolidated financial statements in Item 15 of this Form 10-K.
PRODUCTS IN DEVELOPMENT
The following products, among others, are currently in development:
Dermatology

•
Brodalumab is an IL-17 receptor monoclonal antibody for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Regulatory submission in both the U.S. and the European Union occurred in November 2015. In January 2016, we announced that the U.S. Food and Drug Administration (the "FDA") accepted for review the Biologics License Application ("BLA") for brodalumab, and the FDA assigned a Prescription Drug User Fee Act ("PDUFA") action date of November 16, 2016.

•	IDP-118 is a fixed combination product with two different mechanisms of action for treating psoriasis. The Phase 3 program has commenced.

•	IDP-120 is a combination acne treatment. The Phase 2 program has commenced.

•	IDP-121 is a formulation of tretenoin for the treatment of acne. The Phase 3 program has commenced.

•	IDP-122 is a topical formulation of a steroid for the treatment of psoriasis. The Phase 3 program has commenced.

•	Next Generation Thermage® is a device designed to address the appearance of fine lines and wrinkles. Design verification testing is ongoing.
Eye Health

•
enVista® Toric is a one-piece hydrophobic acrylic toric intraocular lens ("IOL"). The lens is designed to minimize Posterior Capsular Opacification ("PCO"), a common post-surgical complication with IOLs that causes vision to become clouded post-surgery. The clinical study is ongoing.

•
Luminesse™ is being developed as an ocular redness reliever. Phase 3 studies have demonstrated fast onset and long-lasting efficacy, with low potential for rebound redness. We are currently in process of preparing the application for the FDA filing.

•
Latanoprostene bunod is an intraocular pressure ("IOP") lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension. In September 2015, we announced that the FDA has accepted for review the New Drug Application ("NDA") for this product and set a PDUFA action date of July 21, 2016.

•
Lotemax® Gel Next Generation (loteprednol etabonate 0.38%), an ophthalmic steroid, is being developed for the reduction of inflammation and pain following cataract surgery. The Phase 3 program is ongoing.

•
Ultra Toric and Multi-Focal contact lenses are made with a novel silicone hydrogel (samfilcon A) which allows more oxygen to the eyes for ocular health.  These contact lenses contain our MoistureSeal® technology, and we have expanded the design range of these contact lenses to provide these new lenses to more patients. The lenses have received approval from the FDA, and we are preparing final product qualifications and validations.

•	Vitesse™ is a novel vitreous cutter used in vitreoretinal surgeries and designed to compete against existing mechanical devices. Design verification testing is ongoing.

•	Next Generation Stellaris® is a new platform for cataract and retinal surgery. Several design concepts are currently being evaluated.
Gastrointestinal

•
Oral Relistor® is a tablet for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain. In September 2015, we announced that the FDA accepted for review the New Drug Application and set a PDUFA action date of April 19, 2016. In April 2016, we announced that the FDA had extended the PDUFA action date to July 19, 2016 to allow for a full review of our responses to certain information requests from the FDA.

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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Salix businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, in connection with the acquisition of Salix, we have identified approximately $530 million of cost synergies on an annual run rate basis that have been substantially achieved by the end of 2015. This amount does not include revenue synergies or the benefits of incorporating Salix’s operations into the Company’s corporate structure. We estimate that we will incur total costs of approximately $300 million in connection with these cost-rationalization and integration initiatives, of which $217 million has been incurred as of December 31, 2015.
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and B&L businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, we identified greater than $900 million of cost synergies on an annual run rate basis that were substantially achieved by the end of 2014. This amount does not include revenue synergies or the benefits of incorporating B&L’s operations into the Company’s corporate structure. We had estimated that we would incur total costs of approximately $600 million (excluding the charges of $53 million described in Note 6 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to consolidated financial statements in Item 15 of this Form 10-K) in connection with these cost-rationalization and integration initiatives, which were substantially completed by the end of 2014. As of December 31, 2015, we have incurred total costs of $578 million, and we do not expect to incur any additional costs beyond 2015.
See Note 6 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information summarizing the major components of costs incurred in connection with our Salix and B&L acquisition-related initiatives through December 31, 2015.
U.S. HEALTHCARE REFORM
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the healthcare industry. In March 2010, the Patient Protection and Affordable Care Act (the “Act”) was enacted in the U.S. The Act contains several provisions that impact our business, including: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program; (ii) the extension of the Medicaid rebates to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; (iii) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers; and (iv) a fee payable to the federal government based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.
In addition to the above, in 2013: (i) federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D cover gap and (ii) the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices. However, the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016, and ending on December 31, 2017. The Act also included provisions designed to increase the number of Americans covered by health insurance. In 2014, the Act’s private health insurance exchanges began to operate along with the mandate on individuals to purchase health insurance. The Act also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In 2015, 2014 and 2013, we incurred costs of $28 million, $9 million and $3 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). We also incurred costs of $104 million, $43 million and $29 million on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”) in 2015, 2014 and 2013, respectively. The increase in Medicare Part D coverage gap liability is mainly due to Xifaxan®. Under the legislation, the total cost incurred by us for the medical device excise tax during 2015, 2014 and 2013 was $5 million, $6 million, and $4 million, respectively.
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
The financial impact of the Act may be affected by certain additional developments over the next few years, including pending implementation guidance and certain healthcare reform proposals. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing have been proposed and considered at the U.S. federal and state level. In addition, a number of the candidates for the 2016 U.S. presidential elections have introduced such policy proposals, and a November 2015 U.S. Department of Health and Human Services forum dedicated to drug pricing could lead to further proposals.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for each of the last three years:

	Years Ended December 31,			Change
	2015	2014 (Restated)	2013	2014 to 2015 (Restated)		2013 to 2014 (Restated)
($ in millions, except per share data)	$	$	$	$	%	$	%
Revenues	10,446.5	8,206.0	5,769.6	2,240.5	27	2,436.4	42
Operating expenses	8,919.1	6,205.3	6,179.1	2,713.8	44	26.2	—
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(291.7)	880.7	(866.1)	(1,172.4)	NM	1,746.8	NM
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(0.85)	2.63	(2.70)	(3.48)	NM	5.33	NM
Diluted	(0.85)	2.58	(2.70)	(3.43)	NM	5.28	NM
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $2.24 billion, or 27%, to $10.45 billion in 2015, primarily due to incremental product sales revenue of $2.21 billion, in the aggregate, from all 2014 and 2015 acquisitions. This increase was partially offset by (i) a negative foreign currency exchange impact on the existing business of $597 million in 2015, and (ii) a negative impact from divestitures and discontinuations of $141 million in 2015. Excluding the items described above, we realized incremental product sales revenue of $763 million in 2015 related to growth from the remainder of the existing business.
In October 2015, we announced that we would be severing all ties with and relating to the Philidor Rx Services, LLC ("Philidor") pharmacy network, which is consolidated as a variable interest entity within our consolidated financial statements as of December 31, 2014 and December 31, 2015. Effective November 1, 2015, we signed a termination agreement terminating all arrangements with and relating to Philidor, other than certain transition services which ended in January 2016, and Philidor will be deconsolidated from our consolidated financial statements in the first quarter of 2016 (For more information regarding Philidor, see Note 4 titled "ACQUISITIONS" of notes to consolidated financial statements in Item 15 of this Form 10-K). Net sales recognized through Philidor represented approximately 5% of our total consolidated net revenue for 2015. The impact of Philidor as a consolidated entity on our net revenue for 2014 was nominal (and the net revenue on sales to Philidor prior to its consolidation within our consolidated financial statements represented less than 1% of our total consolidated net revenue for 2014).

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In December 2015, we announced new fulfillment agreements with Walgreens and indicated that we intend to extend these programs to additional participating independent retail pharmacies. In conjunction with the fulfillment agreements, we will reduce prices of certain products within our branded prescription-based dermatological and ophthalmological businesses by, on average, approximately 10 percent. The reduced pricing will apply to the wholesale list prices of the products and will be phased in over six to nine months following the launch of the program (January 2016). Under the terms of the brand fulfillment agreement, we will make available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The programs under this 20-year agreement will initially cover certain of our dermatology products, including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®, and Addyi®. We also entered into a separate generic fulfillment agreement with Walgreens, which we plan to make available through Walgreens retail pharmacies in the second half of 2016. As a result of these new fulfillment agreements, in 2016, we anticipate the impact across all distribution channels of increased volume will approximate the impact of lower average selling prices. Over time, we anticipate the impact of the increased volume will more than offset the impact of lower average selling prices.
Total revenues increased $2.44 billion, or 42%, to $8.21 billion in 2014, primarily due to incremental product sales revenue of $2.28 billion, in the aggregate, from all 2013 and 2014 acquisitions, partially offset by (i) a negative impact from divestitures, discontinuations and supply interruptions of $323 million in 2014 and (ii) a negative foreign currency exchange impact on the existing business of $165 million in 2014. Excluding the items described above, we realized incremental product sales revenue of $613 million in 2014 related to growth from the remainder of the existing business, partially offset by the impact of generic competition in the Developed Markets segment.
The above changes in revenues are further described below under “—Results of Operations—Revenues by Segment”.
As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales.  Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to both direct and indirect customers. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are used to offset against the total distribution service fees we pay on all of our products to each wholesaler. Net revenue on these credits is recognized on the date that the wholesaler is notified of the price increase. Provision balances relating to estimated amounts payable to direct customers are netted against accounts receivable, and balances relating to indirect customers are included in accrued liabilities.  The provisions recorded to reduce gross product sales to net product sales were as follows:

	Years Ended December 31,
	2015	2014 (Restated)	2013
($ in millions)	$	$	$
Gross product sales	15,508.2	11,436.6	7,849.8
Provisions to reduce gross product sales to net product sales	5,216.0	3,390.5	2,209.5
Net product sales	10,292.2	8,046.1	5,640.3
Percentage of provisions to gross sales	34%	30%	28%
Provisions as a percentage of gross sales increased to 34% in 2015 from 30% in 2014. The increase was driven primarily by product mix due to increased sales of products which carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations.  Specifically, the comparisons were impacted primarily by (i) higher provisions for rebates, chargebacks, and returns, including managed care rebates for Jublia® and the co-pay assistance programs for launch products and other promoted products including Jublia®, Onexton®, Retin-A Micro® Microsphere 0.08% (“RAM 0.08%”), and Solodyn®, as well as Salix products and (ii) higher rebate percentages for sales to the U.S. government (including Wellbutrin XL®).
Provisions as a percentage of gross sales increased to 30% in 2014 from 28% in 2013. The increase was driven primarily by higher provisions for returns and rebates, including the new co-pay assistance programs for launch products including Jublia®, Luzu®, and RAM 0.08%, as well as increased sales of generic products and Wellbutrin XL® (to the U.S. government), which have higher rebate percentages.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the fourth quarter of 2015, we identified a misclassification between previously reported “Gross product sales” and “Provisions to reduce gross product sales to net product sales” in the table above. This misclassification did not impact “Net product sales” as reported in the consolidated statements of (loss) income. For the full year 2014 and the nine months ended September 30, 2015, we previously reported “Gross product sales” of $11,594 million and $11,885 million, respectively, which after adjusting for the misclassification, should have been $11,517 million and $11,106 million, respectively, prior to reflecting the effect of the restatement discussed in Note 2 titled “RESTATEMENT” of notes to consolidated financial statements. For the full year 2014 and the nine months ended September 30, 2015, we previously reported “Provisions to reduce gross product sales to net product sales” of $3,490 million and $4,295 million, respectively, which after adjusting for the misclassification, should have been $3,413 million and $3,516 million, respectively, prior to reflecting the effect of the restatement discussed in Note 2 titled “RESTATEMENT” of notes to consolidated financial statements. This misclassification relates to the presentation of gross product sales and related provisions for sales through Philidor, subsequent to the consolidation of Philidor in December 2014. The amounts reflected in the table above reflect the correction of this misclassification as well as the effect of the restatement.
Changes in Earnings Attributable to Valeant Pharmaceuticals International, Inc.
Net loss attributable to Valeant Pharmaceuticals International, Inc. was $292 million in 2015, compared with net income attributable to Valeant Pharmaceuticals International, Inc. of $881 million in 2014, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $1.89 billion in 2015 more than offset by (ii) an increase in operating expenses driven mainly by an increase in amortization and impairments of finite-lived intangible assets, selling, general and administrative expenses, and other expense, and (iii) an increase in non-operating expenses driven mainly by interest expense. Operating expenses in the fourth quarter of 2015 include the impact from the termination of the Philidor arrangement (the termination was announced in October 2015), including impairments of intangible assets and property, plant and equipment of $102 million, in the aggregate, and incremental accounts receivable reserves of $27 million, partially offset by a contingent consideration gain of $47 million related to fair value adjustments to sales-based milestones.
Net income attributable to Valeant Pharmaceuticals International, Inc. was $881 million in 2014, compared with net loss attributable to Valeant Pharmaceuticals International, Inc. of $866 million in 2013, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $2.07 billion in 2014, (ii) higher impairment charges in 2013 (primarily driven by the impairment charge for ezogabine/retigabine) and (iii) a net gain related to the divestiture of facial aesthetic fillers and toxins assets in 2014, partially offset by (iv) an increase in selling, general and administrative expenses, (v) an increase in the provision for income taxes and (vi) an increase in non-operating expense, net which included increases in interest expense, loss on extinguishment of debt, and foreign exchange and other, which were partially offset by the net gain recognized in connection with the sale by PS Fund 1, LLC (“PS Fund 1”) of the Allergan Inc. (“Allergan”) shares.
The above changes are further described below under “Results of Operations”.
RESULTS OF OPERATIONS
Reportable Segments
We have two operating and reportable segments: (i) Developed Markets, and (ii) Emerging Markets. The following is a brief description of our segments as of December 31, 2015:

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of dermatology and podiatry, neurology, gastrointestinal disorders, eye health, oncology and urology, dentistry, aesthetics, and women's health and (ii) pharmaceutical products, OTC products, and medical device products sold in Western Europe, Canada, Japan, Australia and New Zealand.

•
Emerging Markets consists of branded generic pharmaceutical products and branded pharmaceuticals, OTC products, and medical device products. Products are sold primarily in Central and Eastern Europe (primarily Poland and Russia), Asia, Latin America (Mexico, Brazil, Argentina, and Colombia and exports out of Mexico to other Latin American markets), Africa and the Middle East.

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

	Years Ended December 31,						Change
	2015		2014 (Restated)		2013		2014 to 2015 (Restated)		2013 to 2014 (Restated)
($ in millions)	$	%	$	%	$	%	$	%	$	%
Developed Markets	8,537.3	82	6,109.6	74	4,293.2	74	2,427.7	40	1,816.4	42
Emerging Markets	1,909.2	18	2,096.4	26	1,476.4	26	(187.2)	(9)	620.0	42
Total revenues	10,446.5	100	8,206.0	100	5,769.6	100	2,240.5	27	2,436.4	42
2015 vs 2014
Total revenues increased $2.24 billion, or 27%, to $10.45 billion in 2015. The growth was mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $2.12 billion, in the aggregate, from all 2014 and 2015 acquisitions, primarily from the 2015 acquisitions of Salix (mainly driven by Xifaxan®, as well as Glumetza®, Uceris®, Apriso®, and Omeprazole product sales), certain assets of Marathon (mainly driven by Isuprel® and Nitropress® product sales), and certain assets of Dendreon (Provenge® product sales). Of the $2.12 billion increase, approximately one-quarter of such amount was attributable to price increases implemented subsequent to such acquisitions (primarily related to Isuprel®, Nitropress®, and Glumetza®). Regarding the Salix Acquisition, wholesaler inventory levels were reduced to less than two months at December 31, 2015, and we anticipate selling to demand by the second quarter of 2016. Overall, our U.S. wholesaler inventory levels were approximately 1.5 months at December 31, 2015, slightly under two months at December 31, 2014, and approximately 1.5 months at December 31, 2013.

These factors were partially offset by:

•
a negative foreign currency exchange impact on the existing business of $246 million in 2015, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Canadian dollar, Australian dollar, and Japanese yen; and

•
a negative impact from divestitures and discontinuations of $121 million in 2015, primarily driven by $94 million in the U.S. related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins.

Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $667 million in 2015, driven by pricing actions, including those implemented in the first three quarters of 2015, in particular with respect to the neurology portfolio. These pricing actions included approximately $130 million of price appreciation credits. Volume was essentially flat as gains realized during the first nine months of 2015 were offset by volume reductions in the fourth quarter of 2015 primarily due to continued declines in neurology and lower volumes in dermatology as a result of the wind-down of the Philidor relationship. For the full year, volume reflects decreases in the Cardizem® family due to supply issues, Zovirax® and Targretin® due to generic competition, and Acanya® due to our competitive launch of the next-generation product, Onexton®, offset by increased volumes reflecting (1) higher sales of (i) Jublia® (launched in mid-2014), (ii) the Retin-A® franchise (including the launch of RAM 0.08% in mid-2014), (iii) Onexton® (launched in the fourth quarter of 2014), (iv) Arestin®, (v) Xenazine®, (vi) CeraVe® and (vii) Bausch + Lomb Ultra® and (2) higher sales from other recent product launches, including the launch of Biotrue® ONEday.
Emerging Markets segment:

•	the incremental product sales revenue of $92 million, in the aggregate, from all 2014 and 2015 acquisitions, including the 2015 acquisition of Amoun.
This factor was more than offset by:

•
a negative foreign currency exchange impact on the existing business of $351 million in 2015, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble, Polish zloty, Euro, Brazilian real, and the Mexican peso; and

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	a negative impact from divestitures and discontinuations of $20 million in 2015, primarily from Latin America.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $96 million in 2015, driven primarily by volume. The overall growth primarily reflected higher sales in Asia (primarily China), Mexico, and Middle East/North Africa, partially offset by declining sales in Russia. Our wholesaler inventory levels in Russia and Poland, in the aggregate, approximated four to five months during 2015 (as compared to approximately three to four months during 2014).  During 2016, our goal is to bring such inventory levels below three months on hand, in-line with our targeted levels for such markets, which we anticipate will reduce revenue by approximately $50 million in 2016.
2014 vs 2013
Total revenues increased $2.44 billion, or 42%, to $8.21 billion in 2014 primarily due to growth from acquisitions, including the B&L Acquisition. The remaining growth in 2014 reflected both price and volume, with slightly more than half of the growth from price. In the Developed Markets, the majority of growth was driven by price, and in the Emerging Markets, the growth was driven almost entirely by volume. The growth was mainly attributable to the effect of the following factors:
Developed Markets segment:

•
the incremental product sales revenue of $1.70 billion, in the aggregate, from all 2013 and 2014 acquisitions, primarily from (i) the 2013 acquisition of B&L (driven by Ocuvite®/PreserVision®, Lotemax®, ReNu Multiplus®, and Biotrue® Multipurpose solution product sales) and (ii) the 2014 acquisition of Solta Medical (mainly driven by Thermage CPT® system product sales) and PreCision (mainly driven by Clindagel® product sales); and

•	an increase in other revenues of $23 million in 2014, primarily related to higher royalty revenue.
Those factors were partially offset by:

•
a negative impact from divestitures, discontinuations and supply interruptions of $263 million in 2014, primarily driven by a decrease of $174 million related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins, as well as the discontinuation of Maxair® and the divestiture of Buphenyl® in 2013; and

•
a negative foreign currency exchange impact on the existing business of $60 million in 2014 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Canadian dollar, Japanese yen, and Australian dollar.

Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $417 million in 2014. The growth reflected (1) higher sales of (i) orphan products (Syprine® and Xenazine®), (ii) Targretin®, (iii) Wellbutrin XL® (U.S.), and (iv) Jublia® and (2) higher sales from recent product launches, including the launches of RAM 0.08% and Luzu®, partially offset by a decrease in product sales of $172 million, in the aggregate, due to generic competition. The decrease from generic competition related to a decline in sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%) and Zovirax® franchises and Wellbutrin® XL (Canada).
Emerging Markets segment:

•
the incremental product sales revenue of $581 million, in the aggregate, from all 2013 and 2014 acquisitions, primarily from the 2013 acquisition of B&L (driven by ReNu Multiplus®, Ocuvite®, and Artelac® product sales) and the 2014 acquisition of Solta Medical (mainly driven by Thermage CPT® system product sales).

This factor was partially offset by:

•
a negative foreign currency exchange impact on the existing business of $105 million in 2014 due to the impact of a strengthening of the U.S. dollar against certain currencies, in particular the Russian ruble; and

•	a negative impact from divestitures, discontinuations and supply interruptions of $60 million in 2014, primarily from Eastern Europe and Brazil.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $196 million in 2014. The growth reflected higher sales in Eastern Europe, Middle East and North Africa, Southeast Asia and Mexico.
Segment Profit

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Segment profit is based on operating income after the elimination of intercompany transactions (including transactions with any consolidated variable interest entities). Certain costs, such as restructuring, integration and acquisition-related costs, in-process research and development impairments and other charges and other (income) expense, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. In addition, a portion of share-based compensation, representing the difference between actual and budgeted expense, is not allocated to segments.
The following table displays profit by segment for each of the last three years, the percentage of each segment’s profit compared with corresponding segment revenues in the respective year, and the dollar and percentage change in the dollar amount of each segment’s profit. Percentages may not add due to rounding.

	Years Ended December 31,						Change
	2015		2014 (Restated)		2013		2014 to 2015 (Restated)		2013 to 2014 (Restated)
($ in millions)	$	%(1)	$	%(1)	$	%(1)	$	%	$	%
Developed Markets	2,463.8	29	1,980.7	32	573.2	13	483.1	24	1,407.5	246
Emerging Markets	238.5	12	337.3	16	93.0	6	(98.8)	(29)	244.3	263
Total segment profit	2,702.3	26	2,318.0	28	666.2	12	384.3	17	1,651.8	248
____________________________________
(1) — Represents profit as a percentage of the corresponding revenues.
2015 vs 2014
Total segment profit increased $384 million, or 17%, to $2.70 billion in 2015, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in contribution of $1.65 billion, in the aggregate, from all 2014 and 2015 acquisitions in 2015, primarily from sales of Salix, Marathon, and Dendreon products, including expenses for acquisition accounting adjustments related to inventory of $130 million (primarily Salix and Marathon), in the aggregate, in 2015; and

•	a favorable impact of $27 million related to the existing business acquisition accounting adjustments related to inventory in 2014, that did not similarly occur in 2015.
Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $1.57 billion in 2015, primarily associated with the acquisitions of new businesses within the segment (primarily Salix);

•
a negative foreign currency exchange impact on the existing business contribution of $184 million in 2015, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Canadian dollar, Australian dollar, and Japanese yen; and

•
a decrease in contribution related to divestitures and discontinuations of $97 million in 2015, primarily driven by $80 million related to the divestiture in the third quarter of 2014 of facial aesthetic fillers and toxins.

Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $650 million in 2015. Refer to "—Revenues By Segment" above for additional details.
Emerging Markets segment:

•	a decrease in operating expenses (including amortization and impairments of finite-lived intangible assets) of $56 million in 2015, primarily driven by foreign currency exchange; and

•	an increase in contribution of $43 million in 2015, primarily from all 2014 and 2015 acquisitions.
These factors were more than offset by:

•
a negative foreign currency exchange impact on the existing business contribution of $211 million in 2015, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Russian ruble, Polish zloty, Euro, Brazilian real, and the Mexican peso; and

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	a decrease in contribution related to divestitures and discontinuations of $12 million in 2015.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $30 million in 2015. Refer to "—Revenues By Segment" above for additional details.
2014 vs 2013
Total segment profit increased $1.65 billion, or 248%, to $2.32 billion in 2014, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in contribution of $1.14 billion, in the aggregate, from all 2013 and 2014 acquisitions, primarily from the product sales of B&L, Solta Medical and PreCision, including higher expenses for acquisition accounting adjustments related to inventory of $29 million, in the aggregate, in 2014; and

•	a favorable impact of $307 million related to the existing business acquisition accounting adjustments related to inventory in 2013 that did not similarly occur in 2014 (primarily related to B&L).
Those factors were partially offset by:

•
a decrease in contribution related to divestitures, discontinuations and supply interruptions of $214 million in 2014, primarily driven by a decrease in contribution of $149 million related to the divestiture of facial aesthetic fillers and toxins in the third quarter of 2014;

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $202 million in 2014 primarily due to (i) the acquisitions of new businesses within the segment (primarily B&L), partially offset by (ii) the impairment charge of $552 million related to ezogabine/retigabine in the third quarter of 2013; and

•
a negative foreign currency exchange impact on the existing business contribution of $45 million in 2014 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Canadian dollar, Japanese yen, and Australian dollar.

Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $395 million in 2014, driven by (1) higher sales of (i) orphan products (Syprine® and Xenazine®), (ii) Targretin®, (iii) Jublia®, and (iv) Wellbutrin XL® (U.S.) and (2) higher sales from recent product launches, including the launches of RAM 0.08% and Luzu®, partially offset by a decrease in contribution of $160 million related to a decline in sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%) and Zovirax® franchises and Wellbutrin® XL (Canada) as a result of the continued impact of generic competition.
Emerging Markets segment:

•	an increase in contribution of $379 million, in the aggregate, from all 2013 and 2014 acquisitions, primarily from the sale of B&L and Solta Medical products; and

•	a favorable impact of $65 million related to the existing business acquisition accounting adjustments related to inventory in 2013 that did not similarly occur in 2014 (primarily related to B&L).
Those factors were partially offset by:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $250 million in 2014, primarily associated with the acquisitions of new businesses within the segment;

•
a negative foreign currency exchange impact on the existing business contribution of $65 million in 2014 due to the impact of a strengthening of the U.S. dollar against certain currencies, in particular the Russian ruble; and

•	a decrease in contribution related to divestitures, discontinuations and supply interruptions of $38 million in 2014.
Excluding the items described above, we realized incremental contribution from product sales from the remainder of the existing business of $149 million in 2014. The growth reflected higher sales in Eastern Europe, Middle East and North Africa, Southeast Asia and Mexico.
Operating Expenses

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

	Years Ended December 31,						Change
	2015		2014 (Restated)		2013		2014 to 2015 (Restated)		2013 to 2014 (Restated)
($ in millions)	$	%(1)	$	%(1)	$	%(1)	$	%	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	2,531.6	24	2,177.7	27	1,846.3	32	353.9	16	331.4	18
Cost of other revenues	53.1	1	58.4	1	58.8	1	(5.3)	(9)	(0.4)	(1)
Selling, general and administrative	2,699.8	26	2,026.3	25	1,305.2	23	673.5	33	721.1	55
Research and development	334.4	3	246.0	3	156.8	3	88.4	36	89.2	57
Amortization and impairments of finite-lived intangible assets	2,418.3	23	1,550.7	19	1,902.0	33	867.6	56	(351.3)	(18)
Restructuring, integration and other costs	361.9	3	381.7	5	462.0	8	(19.8)	(5)	(80.3)	(17)
In-process research and development impairments and other charges	248.4	2	41.0	—	153.6	3	207.4	506	(112.6)	(73)
Acquisition-related costs	38.5	—	6.3	—	36.4	1	32.2	511	(30.1)	(83)
Acquisition-related contingent consideration	(23.0)	—	(14.1)	—	(29.2)	(1)	(8.9)	63	15.1	(52)
Other expense (income)	256.1	2	(268.7)	(3)	287.2	5	524.8	NM	(555.9)	NM
Total operating expenses	8,919.1	85	6,205.3	76	6,179.1	107	2,713.8	44	26.2	—
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold primarily includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or market adjustments to inventories. Cost of goods sold excludes the amortization and impairments of finite-lived intangible assets described separately below under “— Amortization and Impairments of Finite-Lived Intangible Assets.”
Cost of goods sold increased $354 million, or 16%, to $2.53 billion in 2015. As a percentage of revenue, Cost of goods sold decreased to 24% in 2015 as compared to 27% in 2014. The comparisons were impacted primarily by:

•
a favorable impact from product mix and geographic mix driven by growth in the U.S. businesses and recent dermatology product launches, including Jublia®, RAM 0.08%, and Onexton®. These are higher margin products as compared to our overall product portfolio; and

•
a favorable impact from sales of certain products acquired in the Salix Acquisition in the second quarter of 2015 (such as Xifaxan®), which represent higher margin products as compared to our overall product portfolio.

Those factors were partially offset by:

•	an unfavorable impact on margin from foreign currency exchange of $372 million in 2015;

•
the impact of incremental acquisition accounting adjustments of $106 million in 2015, primarily related to the fair value step-up for acquired inventory from the Salix Acquisition and the acquisition of certain assets of Marathon which was expensed in 2015 that did not similarly occur in 2014; and

•
an unfavorable impact from sales of Provenge® (acquired as part of the acquisition of certain assets of Dendreon in the first quarter of 2015) and Glumetza® (acquired as part of the Salix Acquisition in the second quarter of 2015), both of which represent lower margin products as compared to our overall product portfolio.

Cost of goods sold increased $331 million, or 18%, to $2.18 billion in 2014. As a percentage of revenue, Cost of goods sold decreased to 27% in 2014 as compared to 32% in 2013, primarily due to:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
the impact of lower acquisition accounting adjustments of $345 million in 2014, primarily related to the fair value step-up for acquired inventory from the B&L Acquisition and the 2012 acquisition of Medicis Pharmaceutical Corporation ("Medicis") which was expensed in 2013 that did not similarly occur in 2014; and

•	a favorable impact from product mix driven by new product launches, including Jublia®, Luzu®, and RAM 0.08%, which represent higher margin products as compared to our overall product portfolio.
Those factors were partially offset by:

•
an unfavorable impact from product mix related to (i) the product portfolio acquired as part of the B&L Acquisition and (ii) decreased sales of certain products in the Developed Markets segment due to generic competition (as described above) which represent higher margin products as compared to our overall product portfolio.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") primarily include: employee compensation costs associated with sales and marketing, finance, legal, information technology, human resources, and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs.
SG&A increased $674 million, or 33%, to $2.70 billion in 2015. As a percentage of revenue, SG&A increased to 26% in 2015 as compared to 25% in 2014. SG&A in 2015 was impacted primarily by:

•	higher expenses of $378 million to support the U.S. operations, primarily to support recent product launches in dermatology (including Jublia® and Onexton®) and the contact lens business;

•	higher expenses of $311 million, related to acquisitions, including the Salix Acquisition and the acquisition of certain assets of Dendreon;

•
increased share-based compensation expense of $62 million, primarily driven by new awards granted during the period, the impact of the accelerated vesting related to certain performance-based restricted stock unit ("RSU") awards, and the impact from a modification made to certain share-based awards;

•
a charge in the fourth quarter of 2015 of $27 million for incremental accounts receivable reserves primarily related to (i) a settlement with R&O Pharmacy, LLC ("R&O") regarding outstanding receivable amounts and (ii) certain Philidor customers (see Note 3 titled "SIGNIFICANT ACCOUNTING POLICIES" and Note 21 titled "LEGAL PROCEEDINGS" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information regarding R&O); and

•	a write-off of property, plant and equipment in the fourth quarter of 2015 of $23 million in connection with the termination of the arrangements with and relating to Philidor.
Those factors were partially offset by:

•	a favorable impact from foreign currency exchange of $189 million in 2015; and

•	lower expenses of $32 million, related to the facial aesthetic fillers and toxins assets which were divested in the third quarter of 2014.
SG&A increased $721 million, or 55%, to $2.03 billion in 2014. As a percentage of revenue, SG&A increased to 25% in 2014 as compared to 23% in 2013. SG&A in 2014 was impacted primarily by:

•	higher expenses of $464 million from the full year impact of expenses related to the B&L Acquisition;

•	higher expenses of $39 million associated with sales force expansion for the dermatology and contact lens businesses;

•
increased share-based compensation expenses of $27 million driven primarily by (i) the incremental compensation expense related to the higher fair value for share-based awards granted in 2014 and (ii) the impact of the accelerated vesting in the first half of 2014 related to certain performance-based RSU awards; and

•	higher expenses of $18 million related to product launches, including the launches of Jublia®, Luzu®, and RAM 0.08%.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

See Note 16 titled "SHARE-BASED COMPENSATION" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information related to share-based compensation.
Research and Development Expenses
Expenses related to research and development programs include: employee compensation costs; overhead and occupancy costs; depreciation of research and development facilities and equipment; clinical trial costs; clinical manufacturing and scale-up costs; and other third party development costs.
Research and development expenses increased $88 million, or 36%, to $334 million in 2015, primarily due to spending on programs acquired in the Salix Acquisition and the acquisition of certain assets of Dendreon.
In September 2015, we announced that the FDA accepted for review the NDA for latanoprostene bunod ophthalmic solution 0.024%, and the FDA assigned a PDUFA action date of July 21, 2016.
In September 2015, we announced that the FDA accepted for review the NDA for Oral Relistor®, and the FDA assigned a PDUFA action date of April 19, 2016. In April 2016, we announced that the FDA had extended the PDUFA action date for Oral Relistor® to July 19, 2016 to allow for a full review of our responses to certain information requests from the FDA.
In January 2016, we announced that the FDA accepted for review the BLA for brodalumab, and the FDA assigned a PDUFA action date of November 16, 2016.
Research and development expenses increased $89 million, or 57%, to $246 million in 2014, primarily due to higher spending on programs acquired in the B&L Acquisition, including latanoprostene bunod, Lotemax® life cycle programs, and brimonidine, partially offset by lower spending on Jublia® (efinaconazole 10% topical solution). In June 2014, the FDA approved the NDA for Jublia®, and the product was launched.
Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $868 million, or 56%, to $2.42 billion in 2015, primarily due to (i) amortization of 2014 and 2015 acquisitions in 2015 (primarily the Salix Acquisition, and the acquisitions of certain assets of both Marathon and Dendreon) that did not similarly exist for the full year in 2014, including amortization of $284 million related to Xifaxan® 550 mg for the treatment of irritable bowel syndrome with diarrhea in adults ("Xifaxan® IBS-D"), acquired as part of the Salix Acquisition, since its approval date in May 2015, (ii) the write-off of intangible assets in the fourth quarter of 2015 of $79 million in connection with the termination of the arrangements with and relating to Philidor, (iii) an impairment charge in the fourth quarter of 2015 of $27 million related to the write-off of the remaining intangible asset for ezogabine/retigabine (immediate-release formulation) resulting from further analysis of commercialization strategy and projections, and (iv) an impairment charge in the third quarter of 2015 of $26 million related to Zelapar® resulting from declining sales trends, partially offset by (v) a decrease of $25 million in 2015 in amortization of the facial aesthetic fillers and toxins assets which were divested in July 2014.
Amortization and impairments of finite-lived intangible assets decreased $351 million, or 18%, to $1.55 billion in 2014, primarily due to (i) a decrease of $631 million for ezogabine/retigabine due to the impairment charge of $552 million recognized in the third quarter of 2013 (which also resulted in lower amortization expense in 2014), (ii) a decrease in amortization of the facial aesthetic fillers and toxins assets which were divested in July 2014 of $44 million, (iii) impairment charges of $32 million recognized in 2013 related to the write-down of the carrying values of assets held for sale related to certain suncare and skincare brands sold primarily in Australia, and (iv) a $22 million write-off recognized in 2013 related to the Opana® intangible asset, partially offset by (v) an increase in amortization of the B&L, Solta Medical and PreCision identifiable intangible assets of $243 million, in the aggregate, in 2014, (vi) a $55 million write-off recognized in 2014 related to the Kinerase® intangible asset, and (vii) a $32 million write-off in 2014 related to the Grifulvin® intangible asset.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio, such as our recently launched Addyi® product. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration, and other costs of $362 million in 2015, compared with $382 million and $462 million in 2014 and 2013, respectively, primarily related to the Salix Acquisition and the acquisition of certain assets of Dendreon in 2015, the Solta Medical and Precision acquisitions in 2014, and the B&L acquisition in 2013, as well as other smaller acquisitions.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Refer to Note 6 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to consolidated financial statements in Item 15 of this Form 10-K for further detail.
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
In 2015, we recognized in-process research and development charges of $248 million, primarily related to (i) the $100 million upfront payment in connection with the license of brodalumab, (ii) a write-off of $90 million in the third quarter of 2015 related to the Rifaximin SSD development program based on analysis of Phase 2 study data, (iii) a write-off of $28 million in the fourth quarter of 2015 related to the Emerade® program in the U.S. based on analysis of feedback received from the FDA, and (iv) a write-off of $12 million in the second quarter of 2015 related to the Arestin® Peri-Implantitis development program based on analysis of Phase 3 study data.
In 2014, we recognized charges of $41 million primarily due to (i) the write-off of an IPR&D asset of $13 million related to analysis of Phase 2 study data for a dermatological product candidate acquired in the Medicis acquisition, (ii) an up-front payment of $12 million made in connection with an amendment to a license and distribution agreement with a third party, and (iii) payments to third parties associated with the achievement of specific development milestones prior to regulatory approval under our research and development programs, including Jublia®, in 2014.
In 2013, we recognized charges of $154 million, primarily due to the write-off of (i) $94 million relating to the modified-release formulation of ezogabine/retigabine, (ii) $27 million of IPR&D assets, mainly related to the termination of the A007 (Lacrisert®) development program, (iii) $14 million related to the termination of the Mapracorat development program, and (iv) $9 million related to a Xerese® life-cycle product.
Acquisition-Related Costs
Acquisition-related costs increased $32 million, or 511%, to $39 million in 2015, reflecting higher expenses incurred in 2015 related primarily to the Salix Acquisition, as well as other acquisitions, partially offset by acquisition activities in 2014, primarily related to the PreCision and Solta Medical acquisitions.
Acquisition-related costs decreased $30 million, or 83%, to $6 million in 2014, reflecting higher expenses incurred in 2013 related to the B&L, Obagi and Natur Produkt acquisitions, as well as other acquisitions, partially offset by acquisition activities in 2014, primarily related to the PreCision and Solta Medical acquisitions.
See Note 4 titled "ACQUISITIONS" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information regarding business combinations. Certain costs related to our investment in PS Fund 1 were recorded in Gain on investments, net. See Note 24 titled "PS FUND 1 INVESTMENT" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information relating to these costs.
Acquisition-Related Contingent Consideration
In 2015, we recognized an acquisition-related contingent consideration gain of $23 million. The net gain was primarily driven by fair value adjustments in the fourth quarter of 2015 of $47 million resulting from the termination of the arrangements with and relating to Philidor and $16 million resulting from the termination of the Emerade® IPR&D program in the U.S., partially offset by accretion for the time value of money for the Salix Acquisition and the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement").
In 2014, we recognized an acquisition-related contingent consideration gain of $14 million. The net gain was primarily driven by net fair value adjustments of $19 million related to the Elidel®/Xerese®/Zovirax® agreement, as a result of continued assessment of the impact from generic competition on performance trends and future revenue forecasts for Zovirax®.
In 2013, we recognized an acquisition-related contingent consideration gain of $29 million. The net gain was primarily driven by a net gain related to the Elidel®/Xerese®/Zovirax® agreement. As a result of analysis in the third quarter of 2013 of performance trends since the launch of a generic Zovirax® ointment in April 2013, we adjusted the projected revenue forecast, resulting in an acquisition-related contingent consideration net gain of $20 million in 2013. Also contributing to the acquisition-

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

related contingent net gain was a net gain of $7 million, which resulted from the termination, in the third quarter of 2013, of the A007 (Lacrisert®) development program, which impacted the probability associated with potential milestone payments.
Other Expense (Income)
Other expense (income) primarily includes: legal settlements and related fees and gains/losses from the sale of assets and businesses.
In 2015, we recognized other expense of $256 million, primarily due to (i) a post-combination expense of $168 million recognized in the second quarter of 2015 related to the acceleration of unvested restricted stock for Salix employees (including $3 million of related payroll taxes) in connection with the Salix Acquisition, (ii) a legal-related charge of $25 million recognized in the third quarter of 2015 related to the AntiGrippin® litigation, and (iii) a post-combination expense of $12 million recognized in the fourth quarter of 2015 related to bonuses paid to Amoun employees. Refer to Note 4 titled "ACQUISITIONS" and Note 21 titled "LEGAL PROCEEDINGS" of notes to consolidated financial statements in Item 15 of this Form 10-K for further details related to the Salix and Amoun acquisitions and the AntiGrippin® litigation, respectively.
In 2014, we recognized other income of $269 million, primarily related to (i) a net gain of $324 million related to the divestiture of facial aesthetic fillers and toxins in the third quarter of 2014 and (ii) the reversal of a $50 million reserve related to the AntiGrippin® litigation in the first quarter of 2014, partially offset by (iii) a net loss of $59 million related to the divestiture of Metronidazole 1.3% in the third quarter of 2014, (iv) a post-combination expense of $20 million in the third quarter of 2014 related to the acceleration of unvested stock options for PreCision employees, and (v) a loss on sale of $9 million related to the divestiture of the generic tretinoin product rights in the third quarter of 2014, acquired in the PreCision acquisition. Refer to Note 4 titled "ACQUISITIONS", Note 5 titled "DIVESTITURES" and Note 21 titled "LEGAL PROCEEDINGS" of notes to consolidated financial statements in Item 15 of this Form 10-K for further details related to the divestitures of facial aesthetic fillers and toxins and Metronidazole 1.3%, the AntiGrippin® litigation and the acquisition of PreCision, respectively.
In 2013, we recognized other expense of $287 million, primarily due to (i) a charge of $143 million in the third quarter of 2013 related to a settlement agreement with Anacor Pharmaceuticals, Inc. (“Anacor”), (ii) a post-combination expense of $53 million, in the aggregate, related to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition, (iii) a charge of $50 million in the fourth quarter of 2013 related to AntiGrippin® litigation, and (iv) a loss of $10 million related to the sale of certain skincare products sold primarily in Australia in the fourth quarter of 2013. Refer to Note 4 titled "ACQUISITIONS", Note 5 titled "DIVESTITURES" and Note 21 titled "LEGAL PROCEEDINGS" of notes to consolidated financial statements in Item 15 of this Form 10-K for further details related to the divestiture of certain skincare products sold in Australia, the B&L Acquisition, and the AntiGrippin® litigation, respectively.
Non-Operating (Expense) Income
The following table displays each non-operating income or expense category for each of the last three years, and the dollar and percentage changes in the dollar amount of each category.

	Years Ended December 31,			Change
	2015	2014	2013	2014 to 2015		2013 to 2014
($ in millions; Income (Expense))	$	$	$	$	%	$	%
Interest income	3.3	5.0	8.0	(1.7)	(34)	(3.0)	(38)
Interest expense	(1,563.2)	(971.0)	(844.3)	(592.2)	61	(126.7)	15
Loss on extinguishment of debt	(20.0)	(129.6)	(65.0)	109.6	(85)	(64.6)	99
Foreign exchange and other	(102.8)	(144.1)	(9.4)	41.3	(29)	(134.7)	NM
Gain on investments, net	—	292.6	5.8	(292.6)	(100)	286.8	NM
Total non-operating expense	(1,682.7)	(947.1)	(904.9)	(735.6)	78	(42.2)	5
____________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $592 million, or 61%, to $1.56 billion in 2015, primarily due to an increase of (i) $488 million related to the issuances of senior unsecured notes primarily in connection with the Salix Acquisition, (ii) $109 million related to our term loans, primarily due to issuances as part of the Salix Acquisition, and (iii) $75 million related to non-cash amortization and write-off of debt discounts and debt issuance costs driven by $72 million related to financing costs associated with the commitment letter entered into in connection with the Salix Acquisition, partially offset by a decrease of (iv) $87 million related

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

to the early redemptions of the 6.875% senior notes due December 2018 (the “December 2018 Notes”) in December 2014 and February 2015 and 6.75% senior notes due 2017 (the “2017 Notes”) in October 2014.
Interest expense increased $127 million, or 15%, to $971 million in 2014, primarily due to an increase of (i) $170 million related to higher debt balances, driven by the borrowings in the third quarter of 2013 in conjunction with the B&L Acquisition, (ii) $47 million related to the issuance of 5.625% senior notes due 2021 in December 2013, partially offset by (iii) a decrease of $66 million, in the aggregate, related to the early redemption of 6.50% senior notes due 2016 (the "2016 Notes") in December 2013 and the 2017 Notes in October 2014, and (iv) a decrease of $20 million, in the aggregate, related to the non-cash amortization and write-off of debt discounts and debt issuance costs.
Refer to Note 13 titled "LONG-TERM DEBT" of notes to consolidated financial statements in Item 15 of this Form 10-K for further details.
Loss on Extinguishment of Debt
In 2015, we recognized losses of $20 million related to the redemption of the December 2018 Notes in February 2015.
In 2014, we recognized losses of $130 million, primarily related to (i) the refinancing of our Series E tranche B term loan facility in February 2014, (ii) the redemption of the 2017 Notes in October 2014, and (iii) the redemption of the December 2018 Notes in December 2014.
In 2013, we recognized losses of $65 million, related primarily due to (i) the redemption of the 2016 Notes in December 2013, (ii) the repricing of our Series D tranche B term loan facility and our Series C of the tranche B term loan facility in February 2013, and (iii) the redemption of 9.875% senior notes assumed in connection with the B&L Acquisition in the third quarter of 2013.
Refer to Note 13 titled "LONG-TERM DEBT" of notes to consolidated financial statements in Item 15 of this Form 10-K for further details.
Foreign Exchange and Other
In 2015, we recognized foreign exchange and other losses of $103 million, primarily due to (i) net foreign exchange losses of $67 million on intercompany transactions, mainly driven by a foreign exchange loss of $50 million on a euro-denominated intercompany loan and (ii) the $26 million loss recognized in the first quarter of 2015 in connection with the foreign currency forward-exchange contracts entered into in March 2015 (refer to Note 7 titled "FAIR VALUE MEASUREMENTS" of notes to consolidated financial statements in Item 15 of this Form 10-K for further details).
In 2014, we recognized foreign exchange and other losses of $144 million, primarily due to (i) a foreign exchange loss on a euro-denominated intercompany loan and (ii) translation losses from intercompany transactions within our European operations.
In 2013, we recognized foreign exchange and other losses of $9 million primarily reflecting an unrealized foreign exchange loss of $8 million on an intercompany financing arrangement.
Gain on Investments, Net
In 2014, we recognized a gain on investment, net of $293 million. The gain on investment, net was primarily driven by a net gain of $287 million recognized in connection with the sale by PS Fund 1 of the Allergan shares. Refer to Note 24 titled "PS FUND 1 INVESTMENT" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information.
Income Taxes
The following table displays the dollar amount of the current and deferred provisions for (recovery of) income taxes for each of the last three years, and the dollar and percentage changes in the dollar amount of each provision. Percentages may not sum due to rounding.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Years Ended December 31,			Change
	2015	2014 (Restated)	2013	2014 to 2015 (Restated)		2013 to 2014 (Restated)
($ in millions; Expense (Income))	$	$	$	$	%	$	%
Current income tax expense	76.9	150.7	83.4	(73.8)	(49)	67.3	81
Deferred income tax expense (benefit)	55.6	23.5	(534.2)	32.1	137	557.7	NM
Total provision for (recovery of) income taxes	132.5	174.2	(450.8)	(41.7)	(24)	625.0	NM
____________________________________
NM — Not meaningful
In 2015, our effective tax rate differed from the Canadian statutory tax rate due to (i) income earned in jurisdictions with a lower statutory rate than in Canada, (ii) the effect of valuation allowance on our tax attribute carryforwards, (iii) tax benefits related to internal integrations and restructurings primarily affecting foreign taxable income, and (iv) benefit of intra-entity transfers including the amortization of intangibles for tax purposes. Our consolidated foreign rate differential reflects the net total tax cost or benefit on income earned or losses incurred in jurisdictions outside of Canada as compared to the net total tax cost or benefit of such income (on a jurisdictional basis) at the Canadian statutory rate. Tax costs below the Canadian statutory rate generate a beneficial foreign rate differential as do tax benefits generated in jurisdictions where the statutory tax rate exceeds the Canadian statutory tax rate. The net total foreign rate differentials generated in each jurisdiction in which we operate is not expected to bear a direct relationship to the net total amount of foreign income (or loss) earned outside of Canada.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The majority of the increase in 2015 is due to changes in the deferred tax asset balance in Canada, and foreign tax credits recorded in the U.S. In determining the amount of the valuation allowance that was necessary, we considered the amount of U.S. tax loss carryforwards, U.S. research and development tax credits, Canadian tax loss carryforwards, scientific research and experimental development pool, and investment tax credits that we would more likely than not be able to utilize based on future sources of income. Our taxes payable is impacted by our ability to use net operating losses on a current basis.
SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following table presents a summary of our unaudited quarterly results of operations and operating cash flows for the fourth quarters of 2015 and 2014. The fourth quarter of 2014 has been restated. See Note 25 titled "SUMMARY QUARTERLY INFORMATION (UNAUDITED)" of notes to consolidated financial statements in Item 15 of this Form 10-K for a reconciliation to previously “As Reported” amounts for the fourth quarter of 2014, as well as other quarters in 2014 and 2015 which have been restated or revised.

	Quarter Ended December 31,		Change
	2015	2014 (Restated)	2014 to 2015
($ in millions)	$	$	$	%
Revenue	2,757.2	2,235.4	521.8	23
Expenses	2,590.1	1,618.0	972.1	60
Operating income	167.1	617.4	(450.3)	(73)
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(385.9)	512.5	(898.4)	NM
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(1.12)	1.53	(2.65)	NM
Diluted	(1.12)	1.50	(2.62)	NM
Net cash provided by operating activities	562.3	815.7	(253.4)	(31)
____________________________________
NM — Not meaningful
Fourth Quarter of 2015 Compared to Fourth Quarter of 2014 (Restated)
Results of Operations

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Total revenues increased $522 million, or 23%, to $2.76 billion in the fourth quarter of 2015 as compared to the fourth quarter of 2014. The growth reflected the following factors:

•
the incremental product sales revenue of $781 million, in the aggregate, from all 2014 and 2015 acquisitions, primarily from the 2015 acquisitions of Salix (mainly driven by Xifaxan®, as well as Glumetza®, Omeprazole, Uceris®, Apriso® and Relistor® product sales), certain assets of Marathon (mainly driven by Isuprel® and Nitropress® product sales), and assets of Dendreon (Provenge® product sales).

This factor was partially offset by:

•
a negative foreign currency impact on the existing business of $122 million in the fourth quarter of 2015 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Canadian dollar, Brazilian real, Polish zloty, Mexican peso and Russian ruble.

Excluding the items described above, we experienced a decline in product sales revenue from the remainder of the existing business of $121 million in the fourth quarter of 2015, primarily as a result of continued declining volumes in the neurology portfolio, lower volumes in dermatology as a result of the wind-down of the Philidor relationship and generic competition for Carac® and Targretin®, partially offset by higher volumes for Jublia®, Biotrue® ONEday, and Bausch + Lomb Ultra®. The impact from pricing was not significant as the effect of pricing actions taken prior to the fourth quarter of 2015 primarily within the neurology portfolio was largely offset by lower average realized prices in the dermatology portfolio primarily resulting from reduced managed care coverage and increased patient subsidies, as a result of the wind-down of the Philidor relationship.
Net loss attributable to Valeant Pharmaceuticals International, Inc. was $386 million in the fourth quarter of 2015, compared with a net income of $513 million in the fourth quarter of 2014, primarily reflecting the following factors:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $372 million driven primarily from the growth in revenues discussed above.

This factor was more than offset by:

•
an increase in non-operating expenses, net of $381 million driven mainly by (i) the gain on investment of $287 million recognized in the fourth quarter of 2014 in connection with the sale by PS Fund 1 of the Allergan shares that did not similarly occur in the fourth quarter of 2015 and (ii) higher interest expense of $208 million, partially offset by (iii) lower foreign exchange losses of $78 million primarily due to lower losses on intercompany transactions and (iv) the loss on debt extinguishment of $36 million recognized in the fourth quarter of 2014 related to the redemption of the 6.75% senior notes due 2017 and 6.875% senior notes due 2018 that did not similarly occur in the fourth quarter of 2015;

•
an increase in amortization and impairments of finite-lived intangible assets of $352 million primarily due to (i) amortization from acquisitions consummated in 2015 (mainly related to the Salix and Sprout acquisitions), including amortization of $118 million related to Xifaxan® IBS-D (amortization commenced in May 2015 upon approval by the FDA), and (ii) the write-off of intangible assets of $79 million in connection with the termination of the arrangement with and relating to Philidor;

•
an increase in selling, general and administrative expenses of $218 million primarily due to higher expenses related to acquisitions, including the Salix Acquisition, the Sprout Acquisition and the acquisition of certain assets of Dendreon;

•
an increase in in-process research and development impairments and other charges of $140 million primarily due to the $100 million upfront payment in connection with the license of brodalumab and the write-off of $28 million related to the Emerade® program in the U.S.; and

•	an increase in restructuring, integration and other costs of $44 million primarily due to higher expenses related to the Salix Acquisition as well as other small acquisitions.
In connection with the termination of the arrangement with and relating to Philidor, in addition to the write-off of intangible assets of $79 million described above, we also recognized, in the fourth quarter of 2015, incremental accounts receivable reserves of $27 million and impairments of property, plant and equipment of $23 million, partially offset by a contingent consideration gain of $47 million related to fair value adjustments to sales-based milestones.
Cash Flows From Operations

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Net cash provided by operating activities decreased $253 million to $562 million in the fourth quarter of 2015, primarily due to:

•
$398 million of cash proceeds representing the return on our investment in PS Fund 1 from the appreciation in the Allergan share price and our right to 15% of the net profits realized by Pershing Square on the sale of Allergan shares in the fourth quarter of 2014, which did not similarly occur in the fourth quarter of 2015. Refer to Note 24 titled "PS FUND 1 INVESTMENT" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information; and

•
higher payments of $16 million related to restructuring, integration and other costs primarily due to payments made in the fourth quarter of 2015 related to the Salix Acquisition and the acquisition of certain assets of Dendreon, partially offset by lower payments related to the B&L Acquisition.

Those factors were partially offset by:

•
a decreased investment in working capital of $278 million in the fourth quarter of 2015, primarily related to (i) changes in geographic and product mix, in particular the impact on receivables from lower product sales for the U.S. Dermatology business in the month of December, (ii) a true-up payment of $138 million, related to price appreciation credits, received under a distribution service agreement, and (iii) changes related to timing of payments and receipts in the ordinary course of business, partially offset by higher payments related to interest and product sales provisions (such as managed care rebates, government rebates, and patient subsidies); and

•
the inclusion of cash flows from the operations in the fourth quarter of 2015 from the 2015 acquisitions, including the Salix Acquisition, and the acquisition of certain assets of Marathon and Dendreon.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary sources of cash include: cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, funding ongoing operations, interest and debt principal payments, securities repurchases and restructuring activities. The following table displays cash flow information for each of the last three years:

	Years Ended December 31,			Change
	2015	2014	2013	2014 to 2015		2013 to 2014
($ in millions)	$	$	$	$	%	$	%
Net cash provided by operating activities	2,200.4	2,294.7	1,042.0	(94.3)	(4)	1,252.7	120
Net cash used in investing activities	(15,577.4)	(99.7)	(5,380.3)	(15,477.7)	NM	5,280.6	(98)
Net cash provided by (used in) financing activities	13,681.8	(2,443.7)	4,027.7	16,125.5	NM	(6,471.4)	NM
Effect of exchange rate changes on cash and cash equivalents	(30.1)	(29.0)	(5.2)	(1.1)	4	(23.8)	458
Net increase (decrease) in cash and cash equivalents	274.7	(277.7)	(315.8)	552.4	NM	38.1	(12)
Cash and cash equivalents, beginning of year	322.6	600.3	916.1	(277.7)	(46)	(315.8)	(34)
Cash and cash equivalents, end of year	597.3	322.6	600.3	274.7	85	(277.7)	(46)
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities decreased $94 million, or 4%, to $2.20 billion in 2015, primarily due to:

•
$398 million of cash proceeds in 2014 (which did not similarly occur in 2015), representing the return on our previous investment in PS Fund 1 from the appreciation in the Allergan share price and our right to 15% of the net profits realized by Pershing Square on the sale of Allergan shares. Refer to Note 24 titled "PS FUND 1 INVESTMENT" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information;

•
an increased investment in working capital of $193 million in 2015, primarily related to (i) the post-acquisition build up in accounts receivable for recent acquisitions (primarily the Salix Acquisition and the acquisition of certain assets of Marathon), where minimal accounts receivable balances were acquired, (ii) higher payments related to interest and product sales provisions (such as managed care rebates, government rebates, and patient subsidies), (iii) slower account receivable collections in Russia, and (iv) the impact of changes related to timing of payments and receipts in the ordinary course of business, partially offset by (v) changes in geographic and product mix, in particular the impact on receivables from lower product sales for the U.S. dermatology business in the month of December and (vi) true-up payments, related to price appreciation credits, received under our distribution service agreements;

•
payment of $168 million in the second quarter of 2015 for outstanding restricted stock that was accelerated in connection with the Salix Acquisition, which includes $3 million of related payroll taxes (recognized as a post-combination expense within Other expense (income)); and

•	a payment of approximately $25 million related to the AntiGrippin® litigation (refer to Note 21 titled "LEGAL PROCEEDINGS" of notes to consolidated financial statements in Item 15 of this Form 10-K).
Those factors were partially offset by:

•	the inclusion of cash flows in 2015 from all 2014 and 2015 acquisitions, including the Salix Acquisition and the acquisitions of certain assets of both Marathon and Dendreon;

•	incremental cash flows from the continued growth of the existing business, including new product launches; and

•
lower payments of $82 million related to restructuring, integration and other costs primarily due to lower payments related to the B&L Acquisition, partially offset by payments made in 2015 related to the Salix Acquisition and the acquisition of certain assets of Dendreon.

Net cash provided by operating activities increased $1.25 billion, or 120%, to $2.29 billion in 2014, primarily due to:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	the inclusion of cash flows in 2014 from all 2013 acquisitions, primarily the B&L and Obagi acquisitions, as well as all 2014 acquisitions;

•
$398 million of cash proceeds representing the return on our previous investment in PS Fund 1 from the appreciation in the Allergan share price and our right to 15% of the net profits realized by Pershing Square on the sale of Allergan shares; and

•
incremental cash flows from the continued growth of the existing business, including new product launches, partially offset by a decrease in contribution of $160 million in 2014 related to the lower sales of the Vanos®, Retin-A Micro® (excluding RAM 0.08%) and Zovirax® franchises and Wellbutrin® XL (Canada) as a result of generic competition.

Those factors were partially offset by:

•
an increased investment in working capital of $251 million in 2014, primarily related to (i) an increase in receivables driven by higher gross sales and geographic and product mix and (ii) the impact of changes related to timing of payments, including prepaid expenses, interest, severance, and integration payments, and receipts in the ordinary course of business, partially offset by an increase in accrued liabilities due to higher gross to net sales reserves; and

•	higher payments of $56 million related to restructuring, integration and other costs in 2014.
Investing Activities
Net cash used in investing activities increased $15.48 billion to $15.58 billion in 2015, primarily due to:

•
an increase of $14.24 billion, in the aggregate, related to higher purchases of businesses (net of cash acquired) and intangible assets, driven by the Salix, Amoun, and Sprout acquisitions, and the acquisitions of certain assets of both Dendreon and Marathon; and

•
an increase of $1.48 billion, related to proceeds in 2014 from the sale of assets and businesses, net of costs to sell, primarily attributable to the cash proceeds of approximately $1.40 billion for the divestiture of facial aesthetic fillers and toxins to Galderma S.A. ("Galderma"), which did not similarly occur in 2015.

Those factors were partially offset by:

•
a decrease of $185 million related to the net impact from the settlement of derivative contracts assumed in the Salix Acquisition in the second quarter of 2015 (consists of the settlement of the $1.27 billion asset mostly offset by the settlement of the $1.08 billion liability, as further described in Note 4 titled "ACQUISITIONS" of notes to consolidated financial statements in Item 15 of this Form 10-K); and

•	a decrease of $56 million related to lower purchases of property, plant and equipment in 2015.
Net cash used in investing activities decreased $5.28 billion, or 98%, to $100 million in 2014, primarily due to:

•	a decrease of $4.04 billion, in the aggregate, related to lower purchases of businesses (net of cash acquired) and intangible assets in 2014, driven mainly by the August 2013 B&L Acquisition; and

•
a decrease of $1.45 billion, related to higher proceeds from the sale of assets and businesses, net of costs to sell, primarily attributable to the cash proceeds of approximately $1.40 billion for the divestiture of facial aesthetic fillers and toxins to Galderma in the third quarter of 2014.

Those factors were partially offset by:

•	an increase of $176 million related to higher purchases of property, plant and equipment in 2014.
Financing Activities
Net cash provided by financing activities was $13.68 billion in 2015, compared with the net cash used in financing activities of $2.44 billion in 2014, reflecting an increase of $16.13 billion, primarily due to:

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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•
an increase of $1.83 billion primarily related to (i) lower repayments of $1.39 billion in 2015 associated with incremental term loans and our revolving credit facility and (ii) redemption of $945 million of senior notes in 2014 that did not similarly occur in 2015, partially offset by (iii) $500 million paid in connection with the redemption of the December 2018 Notes in the first quarter of 2015.

•	an increase due to the net proceeds of $1.43 billion related to the issuance of common stock in March 2015, which were utilized to fund the Salix Acquisition; and

•	an increase due to the net proceeds of $992 million from the issuance of the 5.50% senior unsecured notes due 2023 in the first quarter of 2015.
Those factors were partially offset by:

•	a decrease due to $3.12 billion paid in connection with the redemption of the convertible notes assumed in the Salix Acquisition in the second quarter of 2015.
Net cash used in financing activities was $2.44 billion in 2014, compared with the net cash provided by financing activities of $4.03 billion in 2013, reflecting a decrease of $6.47 billion, primarily due to:

•
a decrease of $4.7 billion, in the aggregate, related to net proceeds from our senior secured credit facilities primarily due to (i) the borrowings of $3.9 billion in the third quarter of 2013 in connection with the B&L Acquisition and (ii) the repayments of $1.0 billion, in the aggregate, in the third quarter of 2014, partially offset by (iii) the issuance of $226 million in incremental term loans in the first quarter of 2014;

•	a decrease related to net proceeds of $4.1 billion from the issuance of senior notes in 2013; and

•	a decrease of $2.31 billion related to the net proceeds from the issuance of common stock in June 2013, which were utilized to fund the B&L Acquisition.
Those factors were partially offset by:

•	an increase of $4.2 billion related to the repayment of long-term debt assumed in connection with the B&L Acquisition in 2013 that did not similarly occur in 2014;

•	an increase of $234 million related to the repayments of long-term debt assumed in connection with the Medicis acquisition in 2013 that did not similarly occur in 2014;

•	an increase of $56 million related to the repurchases of common shares in 2013 that did not similarly occur in 2014;

•
an increase of $38 million related to the repayments of short-term borrowings and long-term debt, in the aggregate, assumed in connection with the Natur Produkt acquisition in 2013 that did not similarly occur in 2014; and

•	an increase of $20 million related to the lower debt financing costs paid in 2014 due to the lower refinancing activities in 2014.
See Note 13 titled "LONG-TERM DEBT" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information regarding the financing activities described above.
Debt and Liquidity
Long-term debt (including the current portion) increased $15.86 billion, or 104%, to $31.09 billion as of December 31, 2015 as compared to December 31, 2014, primarily due to financing for the Salix Acquisition including the issuance of senior notes and incremental terms loans in 2015. Refer to "—Cash Flows" above and Note 13 titled "LONG-TERM DEBT" of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding our long-term debt.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our senior secured credit facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $5.92 billion and total liabilities of $3.36 billion as of December 31, 2015, and revenues of $3.01 billion and operating loss of $382 million for the year ended December 31, 2015.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Our primary sources of liquidity are our cash, cash collected from customers, funds available from our revolving credit facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months and beyond. However, to the extent necessary or desirable, we may seek additional debt financing, issue additional equity or equity-linked securities or sell assets to finance our operations, future growth or for other general corporate purposes. We have commitments approximating $90 million for expenditures related to property, plant and equipment. We expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond, as we focus on reducing our outstanding debt levels.
Our current corporate credit rating is B2 for Moody’s Investors Service (“Moody's”) (which was downgraded from a credit rating of Ba3 on March 16, 2016 and further downgraded from a credit rating of B1 on March 31, 2016) and B for Standard & Poor’s Ratings Services (“Standard & Poor's”) (which was downgraded from a credit rating of BB- on October 30, 2015 and further downgraded from a credit rating of B+ on April 14, 2016). Both Moody's and Standard & Poor's have indicated that our corporate credit rating remains under review for potential further downgrade. Any downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital. See Item 1A “Risk Factors — Debt-Related Risks —We have incurred significant indebtedness, which restricts the manner in which we conduct business” of this Form 10-K. The current outlooks and credit ratings from Moody's and Standard & Poor's for certain of our outstanding obligations are as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2	B3	Under Review for Downgrade
Standard & Poor’s	B	BB-	B-	CreditWatch Developing
As of December 31, 2015, we were in compliance with all of our covenants related to our outstanding debt. However, subsequent to December 31, 2015, the delay in filing our Form 10-K for the fiscal year ended December 31, 2015 resulted in a violation of covenants contained in our Credit Agreement and senior note indentures, for which we received several notices of default in April 2016 in respect of certain series of our senior notes. All defaults under the Credit Agreement resulting from the failure to timely deliver the Form 10-K have been waived by the requisite lenders under our Credit Agreement by the April 2016 amendment, and this Form 10-K has been filed within the extended timeframe granted to us as part of that amendment and waiver.  The default under our senior note indentures arising from the failure to timely file the Form 10-K was cured in all respects by the filing of this Form 10-K. See Note 26 titled “SUBSEQUENT EVENTS” of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information respecting the amendment and waiver to our Credit Agreement and these notices of default. Any future inability to comply with these covenants could lead to a default or an event of default under the terms of our Credit Agreement or the applicable indentures, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
As of December 31, 2015, our short-term portion of long-term debt totaled $823 million, in the aggregate. We believe our existing cash and cash generated from operations will be sufficient to cover our debt maturities as they become due. If we do not generate sufficient cash flow to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital and we cannot assure you that such transactions will be on favorable terms.
Securities Repurchase Programs
See Note 15 titled "SECURITIES REPURCHASES AND SHARE ISSUANCES" of notes to consolidated financial statements in Item 15 of this Form 10-K for detailed information regarding our various securities repurchase programs.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations as of December 31, 2015:

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Payments Due by Period
	Total	2016	2017 and 2018	2019 and 2020	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest(1)	41,404.4	2,432.6	7,100.2	12,823.1	19,048.5
Acquisition-related deferred consideration(2)	525.8	525.8	—	—	—
Operating lease obligations	383.0	79.4	106.4	75.3	121.9
Capital lease obligations	32.4	6.1	7.6	6.2	12.5
Purchase obligations(3)	630.5	480.1	134.7	15.6	0.1
Total contractual obligations	42,976.1	3,524.0	7,348.9	12,920.2	19,183.0
____________________________________

(1)
Expected interest payments assume repayment of the principal amounts of the debt obligations at maturity and on each scheduled amortization payment date and do not reflect the effect of the voluntary prepayment of $125 million on April 1, 2016, which had an insignificant impact on amortization amounts, or the increased interest related to the April 2016 amendment. See Note 26 titled "SUBSEQUENT EVENTS" of notes to consolidated financial statements in Item 15 of this Form 10-K for details related to the April 2016 amendment to our credit agreement, which among other things, increased the interest rate applicable to our loans under our credit agreement by 1.00% until delivery of our financial statements for the fiscal quarter ending June 30, 2017. Thereafter, the interest rate applicable to the loans will be determined on the basis of a pricing grid tied to the Company’s secured leverage ratio.

(2)
Consists primarily of the $500 million deferred consideration for the acquisition of Sprout, which was paid in the first quarter of 2016 and scheduled installment dates. The above table does not reflect our contractual obligation in connection with the acquisition of Sprout for expenditures of at least $200 million with respect to Addyi® for selling, general and administrative, marketing and research and development expenses from the period commencing January 1, 2016 through June 30, 2017. See Note 4 titled "ACQUISITIONS" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information related to the acquisition of Sprout.

(3)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and include obligations for minimum inventory and capital expenditures, and outsourced information technology, product promotion and clinical research services.

The above table does not reflect (i) contingent payments related to contingent milestone payments to third parties as part of certain development, collaboration and license agreements and (ii) acquisition-related contingent consideration. See Note 22 titled "COMMITMENTS AND CONTINGENCIES" of notes to consolidated financial statements in Item 15 of this Form 10-K for additional information related to these contingent payments.
Also excluded from the above table is a liability for uncertain tax positions totaling $127 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
At April 22, 2016, we had 343,019,770 issued and outstanding common shares. In addition, as of April 22, 2016, we had 6,826,578 stock options and 1,652,619 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,455,083 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,523,306 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Inflation; Seasonality
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we now operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Historically, revenues from our business tend to be weighted toward the second half of the year. Sales in the first quarter tend to be lower as patient co-pays and deductibles reset at the beginning of each year.  Further, the third quarter “back to school”

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

period favorably impacts demand for certain of our dermatology products.  Sales in the fourth quarter tend to be higher based on consumer and customer purchasing patterns associated with healthcare reimbursement programs. However, there are no assurances that these historical trends will continue in the future.
We expect the weighting of revenues toward the second half of the year to be more pronounced in 2016, given the transition of certain of our products under the fulfillment arrangements with Walgreens described above.
Foreign Currency Risk
In 2015, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We have exposure to multiple foreign currencies, including, among others, the Euro, Canadian dollar, Chinese yuan, Australian dollar, and Japanese yen. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. As of December 31, 2015, a 1% change in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $50 million.
As of December 31, 2015, the aggregate unrealized foreign exchange loss on the translation of the remaining principal amount of the senior secured credit facilities and senior notes was approximately $5.58 billion ($2.80 billion and $2.78 billion, respectively) for Canadian income tax purposes. Additionally, as of December 31, 2015, the unrealized foreign exchange gain on certain intercompany balances was equal to $913 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Non-Capital Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the senior secured credit facilities and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our consolidated financial statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2015, we had $17.78 billion and $12.03 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1.50 billion principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of December 31, 2015, including the debt denominated in Euros, was $18.02 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $847 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $872 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $108 million in our consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Revenue Recognition
For products sold directly to wholesalers and retailers, we recognize product sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured, and the price to the buyer is fixed or determinable, the timing of which is based on the specific contractual terms with each customer. Delivery occurs when title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. As such, we generally recognize revenue on a sell-in basis (i.e., record revenue upon delivery); however, based upon specific terms and circumstances, we have determined that, for certain arrangements with third parties, revenue should be recognized on a sell-through basis (i.e. record revenue when products are dispensed to patients). Refer to Note 2 titled "RESTATEMENT" of notes to consolidated financial statements in Item 15 of this Form 10-K for information regarding the arrangement with Philidor. With respect to the recent launch of Addyi® in the U.S. in the fourth quarter of 2015, we have determined that we do not have the ability to reasonably estimate returns due to a lack of historical returns data for this product or similar products. Therefore, we are recording revenue for Addyi® on a sell-through basis until we determine that returns can be reasonably estimated. In evaluating the proper revenue recognition for sales transactions, we consider all relevant factors, including additional discounts or extended payment terms which we grant to certain customers, often near the end of fiscal quarterly periods.
Revenue from product sales is recognized net of provisions for estimated cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to certain of our wholesale customers. We establish these provisions concurrently with the recognition of product sales revenue.
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
Product Sales Provisions
The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

	Discounts and Allowances	Returns	Rebates (Restated)	Chargebacks	Distribution Fees	Total
($ in millions)	$	$	$	$	$	$
Reserve balance, January 1, 2013	18.7	171.1	369.3	28.0	13.9	601.0
Acquisition of B&L	49.0	55.4	104.1	20.8	11.7	241.0
Current year provision	241.8	124.6	1,277.1	407.1	156.9	2,207.5
Prior year provision	(0.6)	1.7	—	0.9	—	2.0
Payments or credits	(218.2)	(127.3)	(1,183.9)	(378.0)	(136.3)	(2,043.7)
Reserve balance, December 31, 2013	90.7	225.5	566.6	78.8	46.2	1,007.8
Acquisition of PreCision	3.5	20.7	31.4	1.5	—	57.1
Current year provision	422.1	285.9	1,249.1	985.1	438.0	3,380.2
Prior year provision	0.9	10.3	(0.9)	—	—	10.3
Payments or credits	(390.8)	(162.1)	(1,153.7)	(877.9)	(399.1)	(2,983.6)
Reserve balance, December 31, 2014 (restated)	126.4	380.3	692.5	187.5	85.1	1,471.8
Acquisition of Salix	—	120.0	212.0	64.7	—	396.7
Current year provision	613.2	481.1	2,155.7	1,736.1	226.7	5,212.8
Prior year provision	1.0	0.9	1.3	—	—	3.2
Payments or credits	(637.5)	(355.9)	(2,159.6)	(1,717.3)	(199.6)	(5,069.9)
Reserve balance, December 31, 2015	103.1	626.4	901.9	271.0	112.2	2,014.6

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Use of Information from External Sources
In the U.S., we use information from external sources to estimate our product sales provisions. We have data sharing agreements with the three largest wholesalers in the U.S. Where we do not have data sharing agreements, we use third party data to estimate the level of product inventories and product demand at wholesalers and retail pharmacies. Third party data with respect to prescription demand and wholesaler inventory levels are subject to the inherent limitations of estimates that rely on information from external sources, as this information may itself rely on certain estimates and reflect other limitations.
Our distribution agreements with the three largest wholesalers in the U.S. contain target inventory levels between ½ and 2 months supply of our products, calculated using historical demand. Wholesaler inventory levels can fluctuate based on changes in demand, such as the launch of a new product (such as Onexton® and Addyi®). The inventory data from these wholesalers is provided to us in the aggregate rather than by specific lot number, which is the level of detail that would be required to determine the original sale date and remaining shelf life of the inventory.
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
Returns
Consistent with industry practice, we generally allow customers to return product within a specified period of time before and after its expiration date, excluding our European businesses which generally do not carry a right of return. Our product returns provision is estimated based on historical sales and return rates over the period during which customers have a right of return, taking into account additional available information on competitive products and contract changes. We utilize the following information to estimate our provision for returns:

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
In determining our estimates for returns, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimates. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us. A change of 1% in the estimated return rates would have impacted our pre-tax earnings by approximately $84 million for the year ended December 31, 2015.
Our estimate for returns may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. When we are aware of an increase in the level of inventory of our products in the distribution channel, we consider the reasons for the increase to determine if the increase may be temporary or other-than-temporary. Increases in wholesaler inventory levels assessed as temporary will not differ from our original estimates of our provision for returns. Other-than-temporary increases in wholesaler inventory levels, however, may be an indication that future product returns could be higher than originally anticipated, and, as a result, we may need to adjust our estimate for returns. Some of the factors that may suggest that an increase in wholesaler inventory levels will be temporary include:

•	recently implemented or announced price increases for our products;

•	new product launches or expanded indications for our existing products; and

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	timing of purchases by our wholesale customers.
Conversely, factors that may suggest that an increase in wholesaler inventory levels will be other-than-temporary include:

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

Rebates and Chargebacks
We are subject to rebates on sales made under governmental and managed-care pricing programs in the U.S.  We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to Medicaid plan participants would have impacted our pre-tax earnings by approximately $78 million for the year ended December 31, 2015. Quarterly, we adjust the Medicaid rebate reserve based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
Managed Care rebates relate to our contractual agreements to sell products to managed care organizations and pharmacy benefit managers at contractual rebate percentages in exchange for volume and/or market share. The reserve balance for Managed Care rebates were $336 million, $241 million and $148 million as of December 31, 2015, 2014 and 2013, respectively.
Chargebacks relate to our contractual agreements to sell products to government agencies, group purchasing organizations and other indirect customers at contractual prices that are lower than the list prices we charge wholesalers. When these group purchasing organizations or other indirect customers purchase our products through wholesalers at these reduced prices, the wholesaler charges us for the difference between the prices they paid us and the prices at which they sold the products to the indirect customers.
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
The amount of Managed Care, Medicaid, and other rebates and chargebacks has become more significant as a result of a combination of deeper discounts due to the price increases we implemented in each of the last three years, changes in our product portfolio due to recent acquisitions and increased Medicaid utilization due to expansion of government funding for these programs. Our estimate for rebates and chargebacks may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel.
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Accordingly, we generally assume that adjustments made to rebate provisions relate to sales made in the prior years due to the delay in billing. However, we assume that adjustments made to chargebacks are generally related to sales made in the current year, as we settle these amounts within a few months of original sale. Our adjustments to actual in 2015, 2014 and 2013 were not material to our revenues or earnings.
Patient Co-Pay Assistance programs, Consumer Rebates and Loyalty Programs are rebates we offer on many of our products. Patient Co-Pay Assistance Programs are patient discount programs we offer in the form of coupon cards or point of sale discounts which patients receive certain discounts off their prescription at participating pharmacies, as defined by the specific product program. We generally account for these programs by establishing an accrual based on our estimate of the discount, rebate and

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

loyalty incentives attributable to a sale. We accrue our estimates on historical experience and other relevant factors. We adjust our accruals periodically throughout each quarter based on actual experience and changes in other factors, if any, to ensure the balance is fairly stated. The reserve balance for Patient Co-Pay Assistance, Consumer Rebates and Loyalty Programs was $111 million, $110 million and $114 million as of December 31, 2015, 2014 and 2013, respectively.
Distribution Fees
We sell product primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Wal-Mart. We have entered into Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson, AmerisourceBergen Corporation, Cardinal, and McKesson Specialty. Under the DSA agreements, the wholesalers agree to provide services, and we pay contracted DSA Fees for these services based on product volumes. Additionally, price appreciation credits are generated when we increase a product’s WAC under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are used to offset against the total distribution service fees we pay on all of our products to each wholesaler. Net revenue on these credits is recognized on the date that the wholesaler is notified of the price increase. The net revenue impact from such price appreciation credits for the years ended December 31, 2015, 2014, and 2013 was $171 million, $53 million, and $44 million, respectively (such amounts are reflected in the table above as a deduction to the distribution fees).
Acquisitions
We have completed several acquisitions of companies, as well as acquisitions of certain assets of companies. To determine whether such acquisitions qualify as business combinations or asset acquisitions, we make certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If we determine that the acquisition consists of inputs, as well as processes that when applied to those inputs have the ability to create outputs, the acquisition is determined to be a business combination. In instances where the acquired set of activities does not include all of the inputs and processes used by the seller in operating the business, we make judgments as to whether market participants would be capable of acquiring the business and continuing to produce outputs, for example, by integrating the business with their own inputs and processes. If we conclude that market participants would have this capability, the acquisition is determined to be a business combination.
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
We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. We will finalize these amounts as we obtain the information necessary to complete the measurement processes. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in adjustments to the provisional amounts recognized at the acquisition dates. These changes could be significant. We will finalize these amounts no later than one year from the respective acquisition dates.

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
Acquisition-Related Contingent Consideration
Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as sales performance and the achievement of certain future development, regulatory and sales milestones. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and then remeasured each reporting period, with changes in fair value recorded in the consolidated statements of (loss) income. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis and Monte Carlo Simulation, and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance, and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration obligations result from several factors including changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations.
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
Indefinite-lived intangible assets, including IPR&D and the B&L corporate trademark, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs, including Oral Relistor® and latanoprostene bunod (which represent a large portion of our IPR&D asset balance), as their likelihood of success is contingent upon the achievement of future milestones. Refer to “Products in Development” above for additional information regarding our R&D programs.
Goodwill
Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

sell the unit as a whole in an orderly transaction between market participants. We operate in two operating/reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consists of four reporting units based on geography, namely (i) U.S., (ii) Canada and Australia, (iii) Western Europe, and (iv) Japan. The Emerging Markets segment consists of three reporting units based on geography, namely (i) Central/Eastern Europe, Middle East and Africa, (ii) Latin America, and (iii) Asia. We conducted our annual goodwill impairment test in the fourth quarter of 2015, and we conducted an update of the test reflecting our most recent financial forecasts. We estimated the fair values of our reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require us to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions, could produce a different fair value, which could have a material impact on our results of operations. Also, certain reporting units, in particular Central/Eastern Europe, Middle East and Africa and Latin America have been impacted, and may continue to be impacted, by adverse economic conditions in such regions and foreign currency exchange uncertainty.  We determined that none of the goodwill associated with our reporting units was impaired. The estimated fair values of each reporting unit substantially exceeded their carrying values at the date of testing. We applied a hypothetical 15% decrease to the fair values of each reporting unit, which at such date, would not have triggered additional impairment testing and analysis.
Contingencies
In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities, and tax matters. Other than loss contingencies that are assumed in business combinations for which we can reliably estimate the fair value, we are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies, and consultation with our legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition, and cash flows. For a discussion of our current legal proceedings, see Note 21 titled "LEGAL PROCEEDINGS" of notes to consolidated financial statements in Item 15 of this Form 10-K.
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
NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2015) is contained in Note 3 titled "SIGNIFICANT ACCOUNTING POLICIES" of notes to consolidated financial statements in Item 15 of this Form 10-K.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; the expected benefits of our acquisitions and other transactions, such as cost savings, operating synergies and growth potential of the Company; the impact of material weaknesses in our internal control over financial reporting; the impact of delayed securities filings under the agreements governing our outstanding indebtedness; our liquidity and our ability to cover our debt maturities as they become due; the impact of our distribution, fulfillment and other third party arrangements; changes in management; our ability to reduce wholesaler inventory levels; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; and our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity and income taxes.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigation by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, pending investigations by the U.S. Senate Special Committee on Aging and the U.S. House Committee on Oversight and Government Reform, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the document subpoena from the New Jersey State Bureau of Securities and a number of pending purported class action securities litigations in the U.S. and Canada and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
our ability to manage the transition to the individual identified to succeed our current chief executive officer, the success of such individual in assuming the roles of chairman and chief executive officer and the ability of such individual to implement and achieve the strategies and goals of the Company as they develop;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm that may result from the completed review by the Ad Hoc Committee;

•
the effect of the misstatements identified in our previously issued financial statements for the year ended December 31, 2014, the financial information for the quarter ended December 31, 2014 (included in our Annual Report for the year ended December 31, 2014) and the financial statements for the quarter ended March 31, 2015 (included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015), as well as the financial statements for the six-month period ended June 30, 2015 (included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015) and the nine-month period ended September 30, 2015 (included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015), due to the fact that the financial results for the quarter ended March 31, 2015 are included within the financial statements for these periods; the resultant restatement of the affected financial statements; the material weaknesses in our internal control over financial reporting identified by the Company; and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that may arise as a result;

•
the effectiveness of the remediation measures and actions to be taken to remediate the material weaknesses in our internal control over financial reporting identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our results and the impact such measures may have on the Company and our businesses;

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•
any delay in the filing of any subsequent financial statements or other filings (including the expected delay in the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 (the “First Quarter 2016 Form 10-Q”) and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the recent public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor;

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina Department of Justice) and any pricing controls or price reductions that may be sought or imposed on our products as a result thereof;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	our substantial debt (and potential future indebtedness) and current and future debt service obligations and their impact on our financial condition, cash flows and results of operations;

•
our ability to meet the financial and other covenants contained in our current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we file our First Quarter 2016 Form 10-Q and achieve a specified leverage ratio;

•	our ability to service and repay our existing or any future debt, including our ability to reduce our outstanding debt levels further during 2016 in accordance with our stated intention;

•
any further downgrade by rating agencies in our credit ratings (such as the recent downgrades by Moody’s Investors Service and Standard & Poor’s Ratings Services), which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
our ability to raise additional funds, as needed, in light of our current and projected levels of operations, general economic conditions (including capital market conditions) and any restrictions or limitations imposed by the financial and other covenants of our debt agreements with respect to incurring additional debt;

•	the potential divestiture of certain of our assets or businesses and our ability to successfully complete any future divestitures on commercially reasonable terms and on a timely basis, or at all;

•
the impact of any such future divestitures on our Company, including the reduction in the size or scope of our business or market share, any loss on sale or any adverse tax consequences suffered as a result of such divestitures;

•
our current shift in focus to minimal business development activity through acquisitions in 2016 and possibly beyond as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we file our First Quarter 2016 Form 10-Q and achieve a specified leverage ratio;

•
our ability to retain, motivate and recruit executives and other key employees, including a new corporate controller, and the termination or resignation of executives or key employees, such as the recently announced departure of our current chief executive officer;

•	our ability to implement effective succession planning for our executives and key employees;

•
our proposed price reductions on certain of our products, including in connection with our arrangements with Walgreen Co. ("Walgreens") (as further described herein), and any future pricing freezes, reductions, increases or changes we may elect to make, as well as any proposed or future legislative price controls or price regulation, including mandated price reductions, that may impact our products;

•	the challenges and difficulties associated with managing a large complex business, which has grown rapidly over the last few years;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•
the success of our recent and future fulfillment and other arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, pharmacy benefit managers ("PBMs"), third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws and the ability of the anticipated increased volume across all distribution channels resulting from such arrangements to offset the impact of lower average selling prices associated with these arrangements;

•
the extent to which our products are reimbursed by government authorities, PBMs and other third party payors; the impact our distribution, pricing and other practices (including as relates to our former relationship with Philidor, any wrongdoing by Philidor and our current relationship with Walgreens) may have on the decisions of such government authorities, PBMs and other third party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;

•
our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries, including the impact on such matters of the recent proposals published by the Organization for Economic Co-operation and Development ("OECD") respecting base erosion and profit shifting ("BEPS");

•
the actions of our third party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on our Company, including the impact to the Company of our former relationship with Philidor and any alleged legal or contractual non-compliance by Philidor;

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets (including the challenges created by new and different regulatory regimes in such countries), such as with our recent acquisition of Amoun Pharmaceutical Company S.A.E. in Egypt;

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the recent instability in Brazil, China, Russia, Ukraine, Argentina and the Middle East);

•	our ability to reduce wholesaler inventory levels in Russia, Poland and certain other countries, in-line with our targeted levels for such markets;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

•
the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;

•
once the additional limitations in our Credit Agreement restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company (and that may in the future be acquired by the Company, once the additional limitations in our Credit Agreement restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such integrations, as well as risks associated with the acquired companies, businesses and products;

•
factors relating to our ability to achieve all of the estimated synergies from such acquisitions as a result of cost-rationalization and integration initiatives. These factors may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions, some of which have not yet been made;

•
the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, reviews and regulatory proceedings against us or relating to us and settlements thereof;

•
the uncertainties associated with the acquisition and launch of new products (such as our recently launched Addyi® product), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•
our ability to obtain components, raw materials or finished products supplied by third parties (some of which may be single-sourced) and other manufacturing and related supply difficulties, interruptions and delays;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	the disruption of delivery of our products and the routine flow of manufactured goods;

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA"), and the results thereof;

•
economic factors over which the Company has no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our recent arrangements with Walgreens;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

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

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

•	the results of continuing safety and efficacy studies by industry and government agencies;

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as factors impacting the commercial success of our currently marketed products (such as our recently launched Addyi® product), which could lead to material impairment charges;

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

•
compliance by the Company or our third party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide environmental laws and regulation and privacy and security regulations;

•
the impacts of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;

•	the impact of the upcoming United States elections, including any healthcare reforms arising therefrom, including with respect to pricing controls;

•
factors relating to our acquisition of Salix, including the impact of substantial additional debt on our financial condition, cash flows and results of operations; our ability to effectively and efficiently integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this transaction; once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans; and, our ability to achieve the anticipated benefits of such acquisition, including the anticipated revenue growth resulting from such acquisition (such as the anticipated revenue of the Xifaxan® product, including the recently-approved IBS-D indication);

•	potential ramifications, including financial penalties, relating to Salix's restatement of its historical financial results;

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	illegal distribution or sale of counterfeit versions of our products;

•	interruptions, breakdowns or breaches in our information technology systems; and

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Information relating to quantitative and qualitative disclosures about market risk is detailed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” and is incorporated herein by reference.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item is contained in the financial statements set forth in Item 15 “Exhibits and Financial Statement Schedules” as part of this Form 10-K and is incorporated herein by reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Restatement of Previously Issued Financial Statements
As described in additional detail in the Explanatory Note to this Form 10-K and Note 2 titled “RESTATEMENT” to the Company's consolidated financial statements, in October 2015, an Ad Hoc Committee of the Board of Directors was appointed to review allegations related to the Company’s relationship with Philidor and related matters. Based on that review, as well as additional work and analysis performed by the Company, the Company’s management, the ARC and the Board concluded that the Company’s audited financial statements for the year ended, and unaudited financial information for the quarter ended, December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 should no longer be relied upon. In addition, due to the fact that the first quarter 2015 results are included within the financial statements for the six-month period ended June 30, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and the financial statements for the nine-month period ended September 30, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, management, the ARC and the Board also concluded that the financial statements for such six-month and nine-month periods reflected in those Quarterly Reports should no longer be relied upon. The restated audited financial statements for the year ended December 31, 2014 are provided in this Form 10-K. The restated unaudited financial information for the fourth quarter of 2014 and the first quarter of 2015, along with the six and nine-month periods ended June 30, 2015 and September 30, 2015, are provided in unaudited Note 25 titled “SUMMARY QUARTERLY INFORMATION (UNAUDITED)” to the financial statements.
On March 21, 2016, the Company announced that the Board has initiated a search for a new Chief Executive Officer. On April 25, 2016, the Company announced that the Board named Joseph C. Papa to become the Company's Chairman and Chief Executive Officer. The Company’s current Chief Executive Officer is expected to continue to serve in that role and as a member of the Board until Mr. Papa joins the Company, which is expected by early May.
On April 5, 2016, based on the Ad Hoc Committee’s recommendation to the Board, the Ad Hoc Committee was dissolved following completion of its review. Following dissolution of the Ad Hoc Committee, the independent directors on the Board, including the members of the ARC, assumed oversight responsibility for remaining work, including work associated with the completion of the Company’s current and restated financial statements and disclosures, as well as internal control and remediation matters.
To assist the Company in completing the restatement, the Company augmented its personnel with qualified consulting resources. Moreover, additional procedures were employed in connection with the preparation of the financial statements included in this Form 10-K.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2015, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 due to the existence of the material weaknesses in internal control over financial reporting described below.
Material Weaknesses
The Company’s control environment is the responsibility of senior management and is subject to the oversight of the ARC and the Board. That environment helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting, and financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management has determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 due to the existence of the following material weaknesses identified by management:

•
Tone at the Top: The Company has determined that the tone at the top of the organization, with its performance-based environment, in which challenging targets were set and achieving those targets was a key performance expectation, was not effective in supporting the control environment. Based on observations of the Ad Hoc Committee and additional work performed by the Company:

◦
The Company has determined that the tone at the top material weakness may have been a contributing factor to circumstances resulting in the Company’s improper revenue recognition for the Philidor related transactions giving rise to the restatement.

◦
The tone at the top material weakness also may have been a contributing factor in the improper conduct of our former Chief Financial Officer and our former Corporate Controller, which resulted in the provision of incorrect information to the ARC and the Company’s independent registered public accounting firm related to the nature and intent of certain sales transactions during the fourth quarter of 2014 leading up to the date the Company entered into a purchase option agreement with Philidor and its members in which the Company received an exclusive option to acquire 100% of the equity interest in Philidor. The Company has since determined that certain sales transactions to Philidor were not executed in the normal course of business under applicable accounting standards and included actions taken by the Company with respect to Philidor sales (including fulfillment of unusually large orders with extended payment terms and increased pricing, an emphasis on delivering product prior to the execution of the purchase option agreement and seeking and filling a substitute order of equivalent value for an unavailable product) in contemplation of the purchase option agreement. The Company’s historical conclusions on the revenue recognition for these transactions were based on the incorrect information, which led to the need for the restatement.

◦
The tone at the top material weakness may have been a contributing factor in sales efforts that resulted (i) in inventories above target levels at certain distributors in Russia and Poland at various quarter ends and (ii) in incentivizing distributors through the granting of discounts and extension of certain payment terms to make purchases at certain quarter ends, although these sales efforts did not result in a material misstatement of the Company’s financial statements.

•
Non-Standard Revenue Transactions: The Company has determined that it did not design and maintain effective controls over the review, approval and documentation of the accounting and disclosure for non-standard revenue transactions particularly at or near quarter ends, including the Philidor transactions giving rise to the restatement and other revenue transactions involving non-standard terms or amendments to arrangements.

As described above, these material weaknesses resulted in the restatement of certain of the Company’s financial statements. Until such time as they are remediated, these material weaknesses could result in additional material misstatements of the Company's financial statements that would not be prevented or detected on a timely basis.
Management has excluded Amoun Pharmaceutical Company S.A.E. and the acquired Dendreon Corporation business (together, the “Acquired Businesses”), which were acquired by the Company in purchase business combinations during 2015, from its assessment of internal control over financial reporting as of December 31, 2015. The Acquired Businesses represented approximately 3% of the Company’s consolidated revenues for the year ended December 31, 2015, and assets associated with the Acquired Businesses represented approximately 1% of the Company’s consolidated total assets as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Prior Period Disclosure Controls and Procedures and Internal Control Over Financial Reporting
At the time that the Annual Report on Form 10-K for the year ended December 31, 2014 was originally filed, the Company’s Chief Executive Officer and the Company’s then-Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 and management concluded that internal control over financial reporting was effective as of December 31, 2014. Similarly, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015, June 30, 2015 and September 30, 2015. As a result of the restatement described above, management, with the participation of the Company’s Chief Executive Officer and the Company’s current Chief Financial Officer, has reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015 and, due to the existence of the material weaknesses in internal control over financial reporting described above (which had not been identified prior to the Ad Hoc Committee’s review), the Chief Executive Officer and the current Chief Financial Officer have determined that such disclosure controls and procedures were not effective as of such dates. Similarly, as a result of the restatement, management, with the participation of the Company’s Chief Executive Officer and the Company’s current Chief Financial Officer, has reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and, due to the existence of the material weaknesses in internal control over financial reporting described above, management has determined that internal control over financial reporting was not effective as of such date.
Remediation of Material Weaknesses
The Company has, and continues to, identify and implement actions to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures, including plans to enhance the Company’s resources and training with respect to financial reporting and disclosure responsibilities and to review such actions with the ARC. Accordingly, the following personnel actions and plans have been implemented:

•
The Company placed our former Corporate Controller on administrative leave. The Company has initiated a search to fill this role on a permanent basis, and intends to enhance the corporate accounting and finance function by hiring additional staffing.

•	The Board has requested that our former Chief Financial Officer, who currently serves on the Board, resign from the Board.

•
The Board and the Talent and Compensation Committee of the Board have determined that the ineffective control environment, among other things, would impact executive compensation decisions with respect to 2015 compensation for certain members of senior management.

The Company is committed to maintaining a strong internal control environment and to ensuring that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with generally accepted accounting principles. The Company also has taken steps to effect a proper tone through changes in our personnel discussed above, as well as additional training and adoption of additional policies. The Company will increase communication and training to employees regarding the ethical values of the Company, the requirement to comply with laws, Company policies and the Code of Conduct (which is signed by all Company employees upon hiring and on an annual basis thereafter) and the importance of accurate and transparent financial reporting. Specifically, the following actions have been or will be implemented:

•
The Company will engage a third party to conduct a tone at the top and enterprise risk review and make appropriate recommendations to ensure that the Company’s tone at the top is appropriate, demonstrates a commitment to integrity and ethical values and support a robust internal control environment that mitigates risks of inappropriate behavior, accounting errors or irregularities, and promotes appropriate disclosures.

•
The Company’s Executive Management Team, Business Unit Leaders, Business Unit Vice Presidents of Finance and Accounting, and certain other officers and/or employees, will be required periodically to participate in Company-sponsored training programs regarding their roles and responsibilities with respect to proper revenue recognition accounting and the Company’s internal control over financial reporting framework.

•
The Company will prepare and periodically distribute internally to the appropriate personnel a communication emphasizing the importance of appropriate behavior and “Tone at the Top” with respect to accurate financial reporting and adherence to the Company’s internal control over financial reporting framework and accounting policies.

•
The ARC will conduct quarterly private sessions with the Company’s business unit leaders and their Vice Presidents in the Finance and Accounting areas to ensure a candid and timely dialogue regarding accounting and financial reporting matters, including but not limited to significant unusual transactions and the business purposes thereof, significant changes in business terms and/or conditions, tone at the top and the level of senior management pressure to meet key performance measures.

•
One or more independent Board members will periodically attend the Company’s planning and forecasting telephone conferences and the Company’s periodic business reviews to monitor, and, if necessary, address any tone at the top, management override, corporate governance, internal control, and accounting and financial reporting issues.

Additionally, the Company will reinforce the importance of adherence to established internal controls and Company policies and procedures through other formal communications, town hall meetings and other employee trainings.
To address the material weakness related to non-standard revenue transactions, the Company is in the process of strengthening processes and controls over such transactions including:

•
Establishing clearer policies and procedures for the review, approval and application of generally accepted accounting principles to, and disclosure with respect to, non-standard revenue transactions at or near quarter end.

•
Requiring accounting personnel in the field to obtain approval from the Company’s Corporate Accounting group for the accounting for each instance of a non-standard revenue transaction that meets defined criteria.

•
Conducting annual training for all business unit leaders and relevant accounting and legal personnel related to revenue recognition for non-standard revenue transactions, as well as including such training in orientation for all such new employees.

•
Related to the documentation of the accounting conclusions for such transactions, requiring the preparer of the documentation to include substantive evidence supporting each key assertion that is important to the accounting conclusion.

As the Company continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address material weaknesses or determine to modify the remediation efforts described above. Until the remediation efforts discussed above, including any additional remediation efforts that the Company identifies as necessary, are implemented, tested and deemed to be operating effectively, the material weaknesses described above will continue to exist.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the last fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2016 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2016 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2016 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2016 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2015 and 2014 is incorporated herein by reference from information included in the 2016 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Documents filed as a part of the report:

(1)	The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

(2)	Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts expressed in millions of U.S. dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$35.9	$38.9	$6.2	$(13.7)	$67.3
Deferred tax asset valuation allowance	$859.2	$343.3	$164.1	$—	$1,366.6
Year ended December 31, 2014
Allowance for doubtful accounts	$27.6	$5.2	$7.9	$(4.8)	$35.9
Deferred tax asset valuation allowance	$477.6	$272.6	$109.0	$—	$859.2
Year ended December 31, 2013
Allowance for doubtful accounts	$12.5	$5.8	$10.2	$(0.9)	$27.6
Deferred tax asset valuation allowance	$124.5	$214.1	$139.0	$—	$477.6
With respect to the deferred tax valuation allowance, the amounts in 2015 and 2014 charged to other accounts relates primarily to foreign currency fluctuations on debt. The amount in 2013 charged to other accounts relates primarily to valuation allowances assumed as part of acquisitions consummated during the year, with the most significant contributor being the B&L Acquisition.

(3)	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of June 20, 2010, among Biovail Corporation, Valeant Pharmaceuticals International, Biovail Americas Corp. and Beach Merger Corp., originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 23, 2010, which is incorporated by reference herein. ††

2.2
Agreement and Plan of Merger, dated as of September 2, 2012, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Merlin Merger Sub, Inc. and Medicis Pharmaceutical Corporation, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 4, 2012, which is incorporated by reference herein. ††

2.3
Agreement and Plan of Merger, dated as of March 19, 2013, by and among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Odysseus Acquisition Corp. and Obagi Medical Products, Inc., originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on March 20, 2013, which is incorporated by reference herein.

2.4
Amendment to Agreement and Plan of Merger, dated as of April 3, 2013, by and among Valeant Pharmaceuticals International, Odysseus Acquisition Corp., Obagi Medical Products, Inc. and Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 2.1 to Obagi Medical Products, Inc.'s Current Report on Form 8-K filed on April 3, 2013, which is incorporated by reference herein.

2.5
Agreement and Plan of Merger, dated as of May 24, 2013, by and among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein. ††

2.6
Amendment No. 1, dated August 2, 2013, to the Agreement and Plan of Merger, dated as of May 24, 2013, by and among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Stratos Merger Corp. and Bausch & Lomb Holdings Incorporated, originally filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on November 1, 2013, which is incorporated by reference herein.

2.7
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

2.8
Agreement and Plan of Merger, dated as of February 20, 2015, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Sun Merger Sub, Inc. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 2.1 to the Company’s Form 8-K filed on February 23, 2015, which is incorporated by reference herein. ††

2.9
Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 16, 2015, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Sun Merger Sub, Inc. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 16, 2015, which is incorporated by reference herein.

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

4.1
Indenture, dated as of September 28, 2010, among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, and the guarantors named therein, governing the 6.75% Senior Notes due 2017 and the 7.00% Senior Notes due 2020, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 1, 2010, which is incorporated by reference herein.

4.2
Indenture, dated as of February 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 6.75% Senior Notes due 2021, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 9, 2011, which is incorporated by reference herein.

4.3
Indenture, dated as of March 8, 2011, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 6.50% Senior Notes due 2016 and the 7.25% Senior Notes due 2022, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 10, 2011, which is incorporated by reference herein.

4.4
Indenture, dated as of October 4, 2012 (the “VPI Escrow Corp Indenture”), by and among VPI Escrow Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 6.375% Senior Notes due 2020 (the “2020 Senior Notes”), originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.5
Supplemental Indenture to the VPI Escrow Corp Indenture, dated as of October 4, 2012, by and among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee governing the 2020 Senior Notes, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

4.6
Indenture, dated as of July 12, 2013 (the “VPII Escrow Corp Indenture”), between VPII Escrow Corp. and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the 6.75% Senior Notes due 2018 (the “2018 Senior Notes”) and the 7.50% Senior Notes due 2021 (the “2021 Senior Notes”), originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

4.7
Supplemental Indenture to the VPII Escrow Corp Indenture, dated as of July 12, 2013, among Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the 2018 Senior Notes and the 2021 Senior Notes, originally filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 12, 2013, which is incorporated by reference herein.

4.8
Indenture, dated as of December 2, 2013, between Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the 5.625% Senior Notes due 2021, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2013, which is incorporated by reference herein.

4.9
Indenture, dated as of January 30, 2015, between Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the 5.50% Senior Notes due 2023, originally filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 30, 2015, which is incorporated by reference herein.

4.10
Indenture, dated as of March 27, 2015 (the “VRX Escrow Corp Indenture”), between VRX Escrow Corp., the Bank of New York Mellon Trust Company, N.A., as trustee, registrar and US paying agent, and The Bank of New York Mellon, acting through its London branch, as the Euro paying agent, governing the 5.375% Senior Notes due 2020 (the “2020 Notes”), the 5.875% Senior Notes due 2023 (the “May 2023 Notes”), the 4.50% Senior Notes due 2023 (the “Euro Notes”) and the 6.125% Senior Notes due 2025 (the “2025 Notes” and together with the 2020 Notes, the May 2023 Notes and the Euro Notes, the “Notes”), originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2015, which is incorporated by reference herein.

4.11
First Supplemental Indenture to the VRX Escrow Corp Indenture, dated as of March 27, 2015, between Valeant Pharmaceuticals International, Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, governing the Notes, originally filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 27, 2015, which is incorporated by reference herein.

10.1
Valeant Pharmaceuticals International, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”), as approved by the shareholders on May 20, 2014, originally filed as Exhibit B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2014, which is incorporated by reference herein.†

10.2
Form of Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.†

10.3
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.†

10.4
Form of Matching Restricted Stock Unit Award Agreement (Matching Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.†

10.5*	Form of Matching Restricted Stock Unit Award Agreement (Matching Units - EMT), under the 2014 Omnibus Incentive Plan.†
10.6
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed with the Securities and Exchange Commission on May 10, 2011, which is incorporated by reference herein.†

10.7
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.8
Form of Matching Restricted Stock Unit Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.9
Form of Share Unit Grant Agreement (Performance Vesting) under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.10
Biovail Corporation 2007 Equity Compensation Plan (the “2007 Equity Compensation Plan”) dated as of May 16, 2007, originally filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.†

10.11
Amendment No. 1 to the 2007 Equity Compensation Plan dated as of December 18, 2008, originally filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.†

10.12
Amendment, dated April 6, 2011 and approved by the shareholders on May 16, 2011, to the 2007 Equity Compensation Plan, originally filed as Annex B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, which is incorporated by reference herein.†

10.13
Form of Stock Option Grant Notice and Form of Stock Option Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.†

10.14
Form of Unit Grant Notice and Form of Unit Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.†

10.15
Form of Unit Grant Notice (Performance Vesting) and Form of Unit Grant Agreement (Performance Vesting) under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.†

10.16
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.†

10.17
Employment Agreement between Valeant Pharmaceuticals International, Inc. and J. Michael Pearson, dated as of January 7, 2015, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2015, which is incorporated by reference herein.†

10.18
Employment Letter between Valeant Pharmaceuticals International, Inc. and Howard Schiller, dated as of November 10, 2011, originally filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012, which is incorporated by reference herein.†

10.19
Separation Agreement dated July 14, 2015 between Valeant Pharmaceuticals International, Inc. and Howard B. Schiller, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 28, 2015, which is incorporated by reference herein.†

10.20
Employment Letter between Valeant Pharmaceuticals International, Inc. and Howard Schiller, dated February 1, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2016, which is incorporated by reference herein.†

10.21
Employment Letter dated June 10, 2015 between Valeant Pharmaceuticals International, Inc. and Robert Rosiello, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 28, 2015, which is incorporated by reference herein.†

10.22
Employment Letter between Valeant Pharmaceuticals International, Inc. and Robert Chai-Onn, dated as of January 13, 2014, originally filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.†

10.23
Employment Letter between Valeant Pharmaceuticals International, Inc. and Ari Kellen dated as of December 30, 2014, originally filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.†

10.24
Employment Letter between the Company and Pavel Mirovsky dated as of April 2, 2012, originally filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.†

10.25
Employment Letter between Valeant Pharmaceuticals International, Inc. and Brian Stolz, dated June 27, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.†

10.26*	Employment Letter between Valeant Pharmaceuticals International, Inc. and Brian Stolz, dated as of July 1, 2015.†
10.27*	Employment Letter between Valeant Pharmaceuticals International, Inc. and Anne Whitaker, dated as of April 25, 2015.†
10.28*	Employment Letter between Valeant Pharmaceuticals International, Inc. and Deborah Jorn, dated as of July 19, 2013.†

10.29
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, dated as of April 25, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.30
Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012, among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC (“GSLP”) and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. (“JPMorgan”) and Morgan Stanley, as Co-Syndication Agents, JPMorgan, as Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto (the “Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.”), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.

10.31
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

10.33
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

10.35
Amendment No. 5, dated as of June 6, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.36
Amendment No. 6, dated June 26, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.37
Amendment No. 7, dated September 17, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 filed on November 1, 2013, which is incorporated by reference herein.

10.38
Amendment No. 8, dated December 20, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

10.39
Successor Agent Agreement and Amendment No. 9, dated as of January 8, 2015, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, Barclays Bank PLC, as the successor agent, and GSLP, originally filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.

10.40
Amendment No. 10, dated as of March 5, 2015, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, and Barclays Bank PLC, as administrative and collateral agent, originally filed as Exhibit (b)(23) to the Company’s Tender Offer Statement on Schedule TO filed on March 4, 2015 on Amendment No. 1 to Schedule TO filed on March 6, 2015, which is incorporated by reference herein.

10.41
Amendment No. 11, dated as of May 29, 2015, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc.as guarantors, each of the lenders named therein, and Barclays Bank PLC, as administrative and collateral agent, originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on July 27, 2015, which is incorporated by reference herein.

10.42
Amendment No. 12 and Waiver, dated as of April 11, 2016, to Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors and Barclays Bank PLC, as administrative agent and on behalf of the requisite lenders and as Amendment No. 12 arranger, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 11, 2016, which is incorporated by reference herein.

10.43
Joinder Agreement, dated June 14, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2012, which is incorporated by reference herein.

10.44
Joinder Agreement, dated July 9, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 filed on August 3, 2012, which is incorporated by reference herein.

10.45
Joinder Agreement, dated as of September 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 filed on November 5, 2012, which is incorporated by reference herein.

10.46
Joinder Agreement, dated as of October 2, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2012, which is incorporated by reference herein.

10.47
Joinder Agreement, dated as of December 11, 2012, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 28, 2013, which is incorporated by reference herein.

10.48
Joinder Agreement, dated as of August 5, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.49
Joinder Agreement, dated as of August 5, 2013, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 7, 2013, which is incorporated by reference herein.

10.50
Joinder Agreement, dated as of February 6, 2014, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

10.51
Joinder Agreement, dated as of February 6, 2014, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.

10.52
Joinder Agreement, dated as of January 22, 2015, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., relating to the New Revolving Loan Commitment, originally filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.

10.53
Joinder Agreement, dated as of January 22, 2015, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.

10.54
Joinder Agreement, dated as of April 1, 2015, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on April 30, 2015, which is incorporated by reference herein.

10.55
Joinder Agreement, dated as of April 1, 2015, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on April 30, 2015, which is incorporated by reference herein.

10.56
Second Amended and Restated Credit and Guaranty Agreement, dated as of October 20, 2011, among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, GSLP and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan, as Syndication Agent and Issuing Bank, GSLP, as Administrative Agent and Collateral Agent, and the other agents party thereto (the “Second Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc.”), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.

10.57
Amendment No. 1, dated as of February 13, 2012, to the Second Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 17, 2012, which is incorporated by reference herein.

10.58
Amended and Restated Credit and Guaranty Agreement, dated as of August 10, 2011, among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc. and certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, GSLP as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and GSLP, as Administrative Agent and Collateral Agent (the “Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International”), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.

10.59
Amendment No. 1, dated as of August 12, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.

10.60
Amendment No. 2, dated as of September 6, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012, which is incorporated by reference herein.

10.61
Amendment No. 3, dated as of October 20, 2011, to the Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 26, 2011, which is incorporated by reference herein.

10.62
Credit and Guaranty Agreement, dated June 29, 2011, among Valeant Pharmaceuticals International, Valeant Pharmaceuticals International, Inc. and certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors, each of the lenders named therein, GSLP as Sole Lead Arranger, Sole Bookrunner and Syndication Agent, and GSLP, as Administrative Agent and Collateral Agent (the “Credit and Guaranty Agreement of Valeant Pharmaceuticals International”), originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2011, which is incorporated by reference herein.

10.63
Amendment No. 1, dated as of August 10, 2011, to the Credit and Guaranty Agreement of Valeant Pharmaceuticals International, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2011, which is incorporated by reference herein.

10.64
Trademark and Domain Name License Agreement, dated as of February 22, 2011, by and between GlaxoSmithKline LLC and Biovail Laboratories International SRL, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.

10.65
Supply Agreement dated June 24, 1996 ("Supply Agreement") between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 10.13 to Form S-1 of Salix Pharmaceuticals, Ltd. (“Salix”) filed on August 15, 1997, which is incorporated by reference herein.

10.66
Amendment Number Two to Supply Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.97 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.67
Amendment Number Three to Supply Agreement dated July 30, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.1 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.68
Amendment Number Four to Supply Agreement dated September 4, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.2 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.69
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.70
Letter Amendment dated September 5, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.100 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.71
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.72
License Agreement dated June 22, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.55 to Salix’s Current Report on Form 8-K filed on July 5, 2006, which is incorporated by reference herein.

10.73
Plea Agreement and Side Letter, dated as of May 16, 2008, between United States Attorney for the District of Massachusetts and Biovail Pharmaceuticals, Inc., originally filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.74
Corporate Integrity Agreement, dated as of September 11, 2009, between Biovail Corporation and the Office of Inspector General of the Department of Health and Human Services, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.75
Settlement Agreement, dated as of September 11, 2009, among the United States of America, United States Department of Justice, Office of Inspector General of the Department of Health and Human Services and Biovail Corporation, originally filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.76
Securities Litigation, Stipulation and Agreement of Settlement, dated as of April 4, 2008, between the United States District Court, Southern District of New York and Biovail Corporation, originally filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.77
Settlement Agreement, dated January 7, 2009, between Staff of the Ontario Securities Commission and Biovail Corporation, originally filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.78
Settlement Agreement, dated March 2008, between the U.S. Securities and Exchange Commission and Biovail Corporation, originally filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.

10.79
Letter Agreement, dated May 30, 2014, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D/A filed on June 2, 2014, which is incorporated by reference herein.

10.80
Letter Agreement, dated February 25, 2014, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D filed on April 21, 2014, which is incorporated by reference herein.

10.81
Letter Agreement, dated as of March 22, 2016, by and among Valeant Pharmaceuticals International, Inc., William A. Ackman and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 24, 2016, which is incorporated by reference herein.

10.82
Letter Agreement, dated as of March 8, 2016, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 14, 2016, which is incorporated by reference herein.

10.83
Commitment Letter, dated as of May 24, 2013, among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, Goldman Sachs Lending Partners LLC and Goldman Sachs Bank USA, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2013, which is incorporated by reference herein.

10.84
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

10.85
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

10.86
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC. (Registrant)

Date: April 29, 2016	By:	/s/ J. MICHAEL PEARSON

J. Michael Pearson Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MICHAEL PEARSON J. Michael Pearson	Chief Executive Officer and Director	April 29, 2016
/s/ ROBERT L. ROSIELLO Robert L. Rosiello	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2016
/s/ ROBERT A. INGRAM Robert A. Ingram	Chairman of the Board	April 29, 2016
/s/ WILLIAM A. ACKMAN William A. Ackman	Director	April 29, 2016
/s/ FREDRIC N. ESHELMAN Fredric N. Eshelman	Director	April 29, 2016
/s/ RONALD H. FARMER Ronald H. Farmer	Director	April 29, 2016
/s/ STEPHEN FRAIDIN Stephen Fraidin	Director	April 29, 2016
/s/ COLLEEN A. GOGGINS Colleen A. Goggins	Director	April 29, 2016
/s/ D. ROBERT HALE D. Robert Hale	Director	April 29, 2016
/s/ THEO MELAS-KYRIAZI Theo Melas-Kyriazi	Director	April 29, 2016
/s/ G. MASON MORFIT G. Mason Morfit	Director	April 29, 2016
/s/ ROBERT N. POWER Robert N. Power	Director	April 29, 2016
/s/ NORMA A. PROVENCIO Norma A. Provencio	Director	April 29, 2016
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	April 29, 2016

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.

REPORT OF MANAGEMENT ON FINANCIAL STATEMENTS

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
PricewaterhouseCoopers LLP has been engaged by the Company to audit the consolidated financial statements.
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

/s/ J. MICHAEL PEARSON	/s/ ROBERT L. ROSIELLO
J. Michael Pearson Chief Executive Officer	Robert L. Rosiello Executive Vice President and Chief Financial Officer
April 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Valeant Pharmaceuticals International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the tone at the top of the organization and the accounting and disclosure for non-standard revenue transactions particularly at or near quarter ends existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2014 consolidated financial statements to correct a misstatement.
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred tax assets and liabilities in 2015.
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
As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Amoun Pharmaceutical Company S.A.E. and the acquired Dendreon Corporation business (together the “Acquired Businesses”), which were acquired by the Company in purchase business combinations during 2015, from its assessment of internal control over financial reporting as of December 31, 2015. We have also excluded the Acquired Businesses from our audit of internal control over financial reporting. The Acquired Businesses represented approximately 3% of the Company’s consolidated revenues for the year ended December 31, 2015, and assets associated with the Acquired Businesses represented approximately 1% of the Company’s consolidated total assets as of December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 29, 2016

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)

	As of December 31,
	2015	2014 (Restated)
Assets
Current assets:
Cash and cash equivalents	$597.3	$322.6
Trade receivables, net	2,686.9	2,075.8
Inventories, net	1,256.6	889.2
Prepaid expenses and other current assets	966.4	650.8
Deferred tax assets, net (Note 3)	—	193.3
Total current assets	5,507.2	4,131.7
Property, plant and equipment, net	1,441.8	1,312.3
Intangible assets, net	23,083.0	11,277.9
Goodwill	18,552.8	9,361.4
Deferred tax assets, net	156.0	54.0
Other long-term assets, net	223.7	167.4
Total assets	$48,964.5	$26,304.7
Liabilities
Current liabilities:
Accounts payable	$433.7	$398.0
Accrued and other current liabilities	3,859.1	2,157.0
Acquisition-related contingent consideration	196.8	141.8
Current portion of long-term debt	823.0	0.9
Deferred tax liabilities, net (Note 3)	—	10.7
Total current liabilities	5,312.6	2,708.4
Acquisition-related contingent consideration	959.1	205.8
Long-term debt	30,265.4	15,228.0
Pension and other benefit liabilities	190.4	239.8
Liabilities for uncertain tax positions	120.2	102.6
Deferred tax liabilities, net	5,902.4	2,221.3
Other long-term liabilities	184.6	197.1
Total liabilities	42,934.7	20,903.0
Commitments and contingencies (Notes 21 and 22)
Equity
Common shares, no par value, unlimited shares authorized, 342,926,531 and
334,402,964 issued and outstanding at December 31, 2015 and 2014, respectively	9,897.4	8,349.2
Additional paid-in capital	304.9	243.9
Accumulated deficit	(2,749.7)	(2,397.8)
Accumulated other comprehensive loss	(1,541.6)	(915.9)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,911.0	5,279.4
Noncontrolling interest	118.8	122.3
Total equity	6,029.8	5,401.7
Total liabilities and equity	$48,964.5	$26,304.7
On behalf of the Board:

/s/ J. MICHAEL PEARSON	/s/ NORMA A. PROVENCIO
J. Michael Pearson	Norma A. Provencio
Chief Executive Officer	Chairperson, Audit and Risk Committee

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)

	Years Ended December 31,
	2015	2014 (Restated)	2013
Revenues
Product sales	$10,292.2	$8,046.1	$5,640.3
Other revenues	154.3	159.9	129.3
	10,446.5	8,206.0	5,769.6
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown
separately below)	2,531.6	2,177.7	1,846.3
Cost of other revenues	53.1	58.4	58.8
Selling, general and administrative	2,699.8	2,026.3	1,305.2
Research and development	334.4	246.0	156.8
Amortization and impairments of finite-lived intangible assets (Note 11)	2,418.3	1,550.7	1,902.0
Restructuring, integration and other costs	361.9	381.7	462.0
In-process research and development impairments and other charges	248.4	41.0	153.6
Acquisition-related costs	38.5	6.3	36.4
Acquisition-related contingent consideration	(23.0)	(14.1)	(29.2)
Other expense (income) (Notes 4, 5, and 21)	256.1	(268.7)	287.2
	8,919.1	6,205.3	6,179.1
Operating income (loss)	1,527.4	2,000.7	(409.5)
Interest income	3.3	5.0	8.0
Interest expense	(1,563.2)	(971.0)	(844.3)
Loss on extinguishment of debt	(20.0)	(129.6)	(65.0)
Foreign exchange and other	(102.8)	(144.1)	(9.4)
Gain on investments, net (Note 24)	—	292.6	5.8
(Loss) Income before provision for (recovery of) income taxes	(155.3)	1,053.6	(1,314.4)
Provision for (recovery of) income taxes	132.5	174.2	(450.8)
Net (loss) income	(287.8)	879.4	(863.6)
Less: Net income (loss) attributable to noncontrolling interest	3.9	(1.3)	2.5
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(291.7)	$880.7	$(866.1)

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.85)	$2.63	$(2.70)
Diluted	$(0.85)	$2.58	$(2.70)

Weighted-average common shares (in millions)
Basic	342.7	335.4	321.0
Diluted	342.7	341.5	321.0
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(All dollar amounts expressed in millions of U.S. dollars)

	Years Ended December 31,
	2015	2014 (Restated)	2013
Net (loss) income	$(287.8)	$879.4	$(863.6)
Other comprehensive loss
Foreign currency translation adjustment	(646.7)	(717.8)	(50.5)
Unrealized gain on equity method investment, net of tax:
Arising in period	—	51.3	—
Reclassification to net income (loss)	—	(51.3)	—
Net unrealized holding gain on available-for-sale equity securities:
Arising in period	—	1.8	3.6
Reclassification to net income (loss)	—	(1.8)	(4.0)
	(646.7)	(717.8)	(50.9)

Pension and postretirement benefit plan adjustments:
Newly established prior service credit	—	29.4	27.9
Net actuarial gain (loss) arising during the year	20.8	(127.3)	24.5
Amortization of prior service credit	(3.1)	(2.5)	—
Amortization or settlement recognition of net loss	2.7	0.9	0.6
Income tax (expense) benefit	(2.6)	27.4	(15.4)
Currency impact	(0.6)	5.2	0.2
	17.2	(66.9)	37.8
Other comprehensive loss	(629.5)	(784.7)	(13.1)
Comprehensive (loss) income	(917.3)	94.7	(876.7)
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.1	(2.9)	2.8
Comprehensive (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(917.4)	$97.6	$(879.5)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(All dollar amounts expressed in millions of U.S. dollars)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares					Valeant Pharmaceuticals International, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Loss
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2013	303.9	$5,940.7	$267.1	$(2,371.0)	$(119.4)	$3,717.4	$—	$3,717.4
Issuance of common stock (Note 15)	27.6	2,306.9	—	—	—	2,306.9	—	2,306.9
Common shares issued under share-based compensation plans	2.2	67.8	(61.4)	—	—	6.4	—	6.4
Repurchase of common shares (Note 15)	(0.7)	(14.2)	—	(41.4)	—	(55.6)	—	(55.6)
Share-based compensation	—	—	45.5	—	—	45.5	—	45.5
Employee withholding taxes related to share-based awards	—	—	(46.6)	—	—	(46.6)	—	(46.6)
Tax benefits from share-based compensation	—	—	24.2	—	—	24.2	—	24.2
Noncontrolling interest from business combinations	—	—	—	—	—	—	113.9	113.9
Noncontrolling interest distributions	—	—	—	—	—	—	(2.1)	(2.1)
	333.0	8,301.2	228.8	(2,412.4)	(119.4)	5,998.2	111.8	6,110.0
Comprehensive loss:
Net loss	—	—	—	(866.1)	—	(866.1)	2.5	(863.6)
Other comprehensive loss	—	—	—	—	(13.4)	(13.4)	0.3	(13.1)
Total comprehensive loss						(879.5)	2.8	(876.7)
Balance, December 31, 2013	333.0	8,301.2	228.8	(3,278.5)	(132.8)	5,118.7	114.6	5,233.3
Common shares issued under share-based compensation plans	1.4	48.0	(31.9)	—	—	16.1	—	16.1
Settlement of stock options	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Share-based compensation	—	—	78.2	—	—	78.2	—	78.2
Employee withholding taxes related to share-based awards	—	—	(44.1)	—	—	(44.1)	—	(44.1)
Tax benefits from share-based compensation	—	—	17.1	—	—	17.1	—	17.1
Noncontrolling interest from business combinations	—	—	—	—	—	—	15.0	15.0
Acquisition of noncontrolling interest	—	—	(1.1)	—	—	(1.1)	(2.2)	(3.3)
Noncontrolling interest distributions	—	—	—	—	—	—	(2.2)	(2.2)
	334.4	8,349.2	243.9	(3,278.5)	(132.8)	5,181.8	125.2	5,307.0
Comprehensive income:
Net income (Restated)	—	—	—	880.7	—	880.7	(1.3)	879.4
Other comprehensive loss	—	—	—	—	(783.1)	(783.1)	(1.6)	(784.7)
Total comprehensive income (Restated)						97.6	(2.9)	94.7
Balance, December 31, 2014 (Restated)	334.4	8,349.2	243.9	(2,397.8)	(915.9)	5,279.4	122.3	5,401.7
Issuance of common stock (Note 15)	7.5	1,482.3	—	—	—	1,482.3	—	1,482.3
Common shares issued under share-based compensation plans	1.4	78.1	(47.9)	—	—	30.2	—	30.2
Repurchases of common shares (Note 15)	(0.4)	(12.2)	—	(60.2)	—	(72.4)	—	(72.4)
Share-based compensation	—	—	140.1	—	—	140.1	—	140.1
Employee withholding taxes related to share-based awards	—	—	(88.0)	—	—	(88.0)	—	(88.0)
Excess tax benefits from share-based compensation	—	—	56.8	—	—	56.8	—	56.8
Noncontrolling interest from business combinations	—	—	—	—	—	—	4.9	4.9
Noncontrolling interest distributions	—	—	—	—	—	—	(8.5)	(8.5)
	342.9	9,897.4	304.9	(2,458.0)	(915.9)	6,828.4	118.7	6,947.1
Comprehensive loss:
Net (loss) income	—	—	—	(291.7)	—	(291.7)	3.9	(287.8)
Other comprehensive loss	—	—	—	—	(625.7)	(625.7)	(3.8)	(629.5)
Total comprehensive loss						(917.4)	0.1	(917.3)
Balance, December 31, 2015	342.9	$9,897.4	$304.9	$(2,749.7)	$(1,541.6)	$5,911.0	$118.8	$6,029.8

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)

	Years Ended December 31,
	2015	2014 (Restated)	2013
Cash Flows From Operating Activities
Net (loss) income	$(287.8)	$879.4	$(863.6)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	2,627.5	1,737.6	2,015.8
Amortization and write-off of debt discounts and debt issuance costs	145.3	70.0	89.5
In-process research and development impairments	144.5	21.0	151.9
Acquisition accounting adjustment on inventory sold	133.7	27.3	372.4
Acquisition-related contingent consideration	(23.0)	(14.1)	(29.2)
Allowances for losses on accounts receivable and inventories	115.3	81.3	68.3
Deferred income taxes	(7.0)	75.6	(515.9)
Loss (gain) on disposal of assets and businesses	5.4	(253.5)	10.2
Additions (reduction) to accrued legal settlements	37.3	(44.7)	220.5
Payments of accrued legal settlements	(32.9)	(3.2)	(180.8)
Share-based compensation	140.1	78.2	45.5
Tax benefits from share-based compensation	(56.8)	(17.1)	(24.2)
Foreign exchange loss	95.2	135.1	9.8
Loss on extinguishment of debt	20.0	129.6	65.0
Payment of accreted interest on contingent consideration	(23.0)	(10.7)	(11.1)
Other	(11.2)	32.3	(3.8)
Changes in operating assets and liabilities:
Trade receivables	(625.9)	(572.4)	(300.6)
Inventories	(276.0)	(192.8)	(122.7)
Prepaid expenses and other current assets	(90.6)	(110.3)	121.5
Accounts payable, accrued and other liabilities	170.3	246.1	(76.5)
Net cash provided by operating activities	2,200.4	2,294.7	1,042.0
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(15,457.4)	(1,102.6)	(5,253.5)
Acquisition of intangible assets and other assets	(68.1)	(179.0)	(69.6)
Purchases of property, plant and equipment	(235.2)	(291.6)	(115.3)
Proceeds from sales and maturities of short-term investments	66.7	53.2	35.2
Net settlement of assumed derivative contracts (Note 4)	184.6	—	—
Settlement of foreign currency forward exchange contracts	(26.3)	—	—
Purchases of marketable securities	(49.3)	(72.0)	(18.2)
Purchase of equity method investment	—	(75.9)	—
Proceeds from sale of equity method investment	—	75.9	—
Proceeds from sale of assets and businesses, net of costs to sell	12.8	1,492.3	41.1
Increase in restricted cash	(5.2)	—	—
Net cash used in investing activities	(15,577.4)	(99.7)	(5,380.3)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	17,817.4	1,629.6	8,385.4
Repayments of long-term debt	(2,055.1)	(3,888.0)	(6,326.2)
Short-term debt borrowings	7.6	19.4	27.4
Short-term debt repayments	(7.9)	(28.4)	(75.1)
Repayments of convertible notes assumed	(3,122.8)	—	—
Issuance of common stock, net	1,432.8	—	2,307.4
Repurchases of common shares	(72.4)	—	(55.6)
Proceeds from exercise of stock options	30.2	17.2	10.0
Excess tax benefits from share-based compensation	56.8	17.1	24.2
Payments of employee withholding tax upon vesting of share-based awards	(88.0)	(44.1)	(65.5)
Payments of contingent consideration	(150.9)	(106.1)	(130.1)
Payments of deferred consideration	(54.7)	—	—
Payments of financing costs	(102.9)	(52.2)	(72.1)
Other	(8.3)	(8.2)	(2.1)
Net cash provided by (used in) financing activities	13,681.8	(2,443.7)	4,027.7
Effect of exchange rate changes on cash and cash equivalents	(30.1)	(29.0)	(5.2)
Net increase (decrease) in cash and cash equivalents	274.7	(277.7)	(315.8)
Cash and cash equivalents, beginning of year	322.6	600.3	916.1
Cash and cash equivalents, end of year	$597.3	$322.6	$600.3
Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent and deferred consideration obligations at fair value	$(1,695.8)	$(132.6)	$(76.1)
Acquisition of businesses, debt assumed	(3,129.2)	(11.2)	(4,264.7)
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
On April 1, 2015, the Company acquired Salix Pharmaceuticals, Ltd. (“Salix”), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the “Salix Merger Agreement”), with Salix surviving as a wholly owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), a subsidiary of the Company (the “Salix Acquisition”).
For further information regarding the Salix Acquisition, including the related financing, see Note 4 and Note 13.

2.	RESTATEMENT
This Note 2 to the consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement matters on the consolidated financial statements as of and for the year ended December 31, 2014. The impact of the restatement on interim periods is described in Note 25 (unaudited).
Restatement Background
On October 26, 2015, in light of allegations regarding the Company’s relationship with the Philidor Rx Services, LLC (“Philidor”) pharmacy network, the Company’s Board of Directors (the “Board”) established an ad hoc committee of independent directors of the Board (the “Ad Hoc Committee”) to review these allegations and related matters (the “AHC Review”). The scope of the review conducted by the Ad Hoc Committee was subsequently broadened to encompass other areas of potential concern, unrelated to Philidor, raised during the course of the review. The Ad Hoc Committee was chaired by Robert Ingram, the Company’s current independent chairman of the board (and formerly the Company's lead independent director). Other members included Norma Provencio, chairperson of the Audit and Risk Committee (the “ARC”), Colleen Goggins and Mason Morfit. The Ad Hoc Committee engaged the law firm of Kirkland & Ellis LLP to assist and advise in carrying out the AHC Review. On February 22, 2016, the Company announced that, based on the work of the Ad Hoc Committee, as well as additional work and analysis performed by the Company, the Company had preliminarily identified certain revenue on sales transactions to Philidor during the second half of 2014, prior to the Company entering into a purchase option to acquire Philidor, that should have been recognized when product was dispensed to patients rather than on delivery to Philidor.
On March 21, 2016, management of the Company, the ARC and the Board concluded that the Company’s audited financial statements for the year ended, and unaudited financial information for the quarter ended, December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 should no longer be relied upon due to the misstatements and other qualitative factors described below. In addition, due to the fact that the first quarter 2015 results are included within the financial statements for the six-month period ended June 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and the financial statements for the nine-month period ended September 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, management, the ARC and the Board also concluded that the financial statements for such six-month and nine-month periods reflected in those Quarterly Reports should no longer be relied upon. This determination was based on the AHC Review and additional work and analysis performed by the Company. Based on this work, the Company determined that the earnings impact of certain revenue transactions should have been recognized at a later date than when originally recognized.
On December 15, 2014, the Company entered into a purchase option agreement with Philidor and its members in which the Company received an exclusive option to acquire 100% of the equity interest in Philidor, and as of which time Philidor was consolidated with the Company for accounting purposes as a variable interest entity for which the Company was the primary

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

beneficiary. Prior to consolidation, revenue on sales to Philidor was recognized by the Company on a sell-in basis (i.e., recorded when the Company delivered product to Philidor). In connection with the work of the Ad Hoc Committee, the Company determined that certain sales transactions for deliveries to Philidor in the second half of 2014 leading up to the execution of the purchase option agreement were not executed in the normal course of business under applicable accounting standards and included actions taken by the Company (including fulfillment of unusually large orders with extended payment terms and increased pricing, an emphasis on delivering product prior to the execution of the purchase option agreement and seeking and filling a substitute order of equivalent value for an unavailable product) in contemplation of the purchase option agreement. As a result of these actions, revenue for certain transactions completed prior to entry into the purchase option agreement should have been recognized on a sell-through basis (i.e., record revenue when Philidor dispensed the products to patients) rather than incorrectly recognized on the sell-in basis utilized by the Company. Additionally, related to these and certain earlier transactions, the Company has now concluded that collectability was not reasonably assured at the time the revenue was originally recognized, and, thus, these transactions should have been recognized at a later date (when collectability was reasonably assured which the Company determined coincides with when the inventory is sold through to the end customer) instead of on a sell-in basis. Following the consolidation of Philidor on the date of entry into the purchase option agreement, the Company began recognizing revenue as Philidor dispensed product to patients.
On April 5, 2016, the Company announced that the Ad Hoc Committee had determined that its review was complete, and that the Ad Hoc Committee had not identified any additional items that would require restatement beyond those required by matters previously disclosed. In addition, the Company announced that, given the completion of the AHC Review, the Board had determined to dissolve the Ad Hoc Committee and that the 12 independent directors on the Board, including the members of the ARC, would assume oversight responsibility for remaining work, including work associated with the completion of the Company's current and restated financial statements and disclosures, as well as its assessment of related internal controls and remediation matters.
Impact of Restatement
As a result of the foregoing, the Company has restated its financial statements for the year ended December 31, 2014. The restatement reduced revenue by approximately $58 million and reduced the Company's net income attributable to Valeant Pharmaceuticals International, Inc. and diluted earnings per share for the year ended December 31, 2014 by approximately $33 million and $0.09 per share, respectively.
The individual restatement matters that underlie the restatement adjustments are described below and are reflected and quantified, as applicable, in the footnotes to the below tables.

(a)
Philidor revenue recognition adjustments - The correction of the misstatement from recognizing revenue related to sales to Philidor from a sell-in to sell-through basis had the effect of eliminating certain revenue recorded in 2014 prior to the date that Philidor was consolidated as a variable interest entity. The revenue that is being eliminated from 2014 does not result in an increase to revenue in subsequent periods as a result of the Company having previously recognized that revenue, subsequent to the consolidation of Philidor, when Philidor dispensed the product to patients. Under the sell-in method previously utilized by the Company with respect to sales to Philidor prior to its consolidation in December 2014, revenue was recognized upon delivery of the products to Philidor. At the date of consolidation, certain of that previously sold inventory was still held by Philidor. Subsequent to the consolidation, Philidor recognized revenue on that inventory when it dispensed products to patients, and that revenue was consolidated into the Company’s results. As long as those pre-consolidation sales transactions were in the normal course of business under applicable accounting standards and not entered into in contemplation of the purchase option agreement, the Company’s historical accounting for this revenue was in accordance with generally accepted accounting principles. The Company has now determined that certain sales transactions for deliveries to Philidor, leading up to the purchase option agreement, were not executed in the normal course of business under applicable accounting standards and included actions taken by the Company (including fulfillment of unusually large orders with extended payment terms and increased pricing, an emphasis on delivering product prior to the execution of the purchase option agreement and seeking and filling a substitute order of equivalent value for an unavailable product) in contemplation of the purchase option agreement. As such, revenue, net of managed care rebates, of $58 million previously recorded in 2014 is now being corrected. However, because that revenue was also recorded by Philidor subsequent to consolidation, upon dispensing of products to patients, the elimination of this revenue in 2014, prior to consolidation, does not result in additional revenue being recorded in 2015. Additionally, provisions for managed care rebates of $21 million previously recorded in 2014 will now be recognized against that revenue in the first quarter of 2015.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The reduction in inventory relates to the Philidor revenue recognition adjustments described above.  At the time of the consolidation of Philidor in December 2014, under the acquisition method of accounting, the Company recorded the fair value of the inventory on hand at Philidor at the net price the Company previously sold the inventory to Philidor, exclusive of the impact of managed care rebates.  The restatement adjustments to eliminate the revenue for certain sales transactions between the Company and Philidor prior to consolidation, result in a reduction, for accounting purposes, to the amount of inventory that the Company acquired from Philidor.  Eliminating the pre-consolidation sales described above had the effect of reducing pre-tax profit that was recognized in 2014 by $39 million. The majority of this profit is now recognized in 2015 as a reduction to previously recorded Cost of Goods Sold as the restated carrying amount of this inventory does not include the stepped up value resulting from the Company's consolidation of Philidor.

(b)
Philidor measurement period adjustments - Related to the consolidation of Philidor, the Company previously recorded certain measurement period adjustments during the second and third quarters of 2015 when known, which should be retroactively recorded as of the date Philidor was consolidated (December 2014). These measurement period adjustments primarily resulted in (1) an increase to acquisition-related contingent consideration as a result of further valuation analysis around the probability and timing of certain milestone payments; (2) increases in the fair value of certain intangible assets resulting from the higher sales forecast; and (3) a net increase in goodwill as a result of (1) and (2) above.  The measurement period adjustments were previously determined to be immaterial to the Company’s consolidated financial statements, but are now being recorded in the fourth quarter of 2014 in connection with the other restatement adjustments related to Philidor.

(c)	Tax effect of restatement adjustments - The Company calculated the tax effect of the adjustments noted above.

(d)	Accumulated deficit - This adjustment reflects the cumulative net loss impact of the restatement adjustments as of the balance sheet date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED BALANCE SHEET
(All dollar amounts expressed in millions of U.S. dollars)

	As of December 31,
	2014 (As Previously Reported)(1)	Restatement Adjustments	2014 (Restated)	Restatement Ref
Assets
Current assets:
Cash and cash equivalents	$322.6	$—	$322.6
Trade receivables, net	2,075.8	—	2,075.8
Inventories, net	950.6	(61.4)	889.2	(a)
Prepaid expenses and other current assets	650.8	—	650.8
Deferred tax assets, net	193.3	—	193.3
Total current assets	4,193.1	(61.4)	4,131.7
Property, plant and equipment, net	1,310.5	1.8	1,312.3	(b)
Intangible assets, net	11,255.9	22.0	11,277.9	(b)
Goodwill	9,346.4	15.0	9,361.4	(b)
Deferred tax assets, net	54.0	—	54.0
Other long-term assets, net	167.4	—	167.4
Total assets	$26,327.3	$(22.6)	$26,304.7
Liabilities
Current liabilities:
Accounts payable	$398.0	$—	$398.0
Accrued and other current liabilities	2,179.4	(22.4)	2,157.0	(a)
Acquisition-related contingent consideration	141.8	—	141.8
Current portion of long-term debt	0.9	—	0.9
Deferred tax liabilities, net	10.7	—	10.7
Total current liabilities	2,730.8	(22.4)	2,708.4
Acquisition-related contingent consideration	167.0	38.8	205.8	(b)
Long-term debt	15,228.0	—	15,228.0
Pension and other benefit liabilities	239.8	—	239.8
Liabilities for uncertain tax positions	102.6	—	102.6
Deferred tax liabilities, net	2,227.5	(6.2)	2,221.3	(c)
Other long-term liabilities	197.1	—	197.1
Total liabilities	20,892.8	10.2	20,903.0

Equity
Common shares, no par value, unlimited shares authorized, 334,402,964
issued and outstanding at December 31, 2014	8,349.2	—	8,349.2
Additional paid-in capital	243.9	—	243.9
Accumulated deficit	(2,365.0)	(32.8)	(2,397.8)	(d)
Accumulated other comprehensive loss	(915.9)	—	(915.9)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,312.2	(32.8)	5,279.4
Noncontrolling interest	122.3	—	122.3
Total equity	5,434.5	(32.8)	5,401.7
Total liabilities and equity	$26,327.3	$(22.6)	$26,304.7
____________________________________

(1)
As described in Note 3, the Company adopted guidance issued by the Financial Accounting Standards Board which requires certain debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The adoption of this guidance was applied retrospectively and impacted presentation only. The resulting reclassifications between assets and long-term debt did not have a material impact on the Company's financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)

	Year Ended December 31,
	2014 (As Previously Reported)	Restatement Adjustments	2014 (Restated)	Restatement Ref
Revenues
Product sales	$8,103.6	$(57.5)	$8,046.1	(a)
Other revenues	159.9	—	159.9
	8,263.5	(57.5)	8,206.0
Expenses
Cost of goods sold (Exclusive of amortization and impairments of
finite lived intangible assets shown separately below)	2,196.2	(18.5)	2,177.7	(a)
Cost of other revenues	58.4	—	58.4
Selling, general and administrative	2,026.3	—	2,026.3
Research and development	246.0	—	246.0
Amortization and impairment of finite-lived intangible assets	1,550.7	—	1,550.7
Restructuring, integration and other costs	381.7	—	381.7
In-process research and development impairments and other changes	41.0	—	41.0
Acquisition-related costs	6.3	—	6.3
Acquisition-related contingent consideration	(14.1)	—	(14.1)
Other income	(268.7)	—	(268.7)
	6,223.8	(18.5)	6,205.3
Operating income (loss)	2,039.7	(39.0)	2,000.7
Interest income	5.0	—	5.0
Interest expense	(971.0)	—	(971.0)
Loss on extinguishment of debt	(129.6)	—	(129.6)
Foreign exchange and other	(144.1)	—	(144.1)
Gain on investments, net	292.6	—	292.6
Income (loss) before provision for (recovery of) income taxes	1,092.6	(39.0)	1,053.6
Provision for (recovery of) income taxes	180.4	(6.2)	174.2	(c)
Net income (loss)	912.2	(32.8)	879.4
Less: Net income (loss) attributable to noncontrolling interest	(1.3)	—	(1.3)
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$913.5	$(32.8)	$880.7

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$2.72	$(0.09)	$2.63
Diluted	$2.67	$(0.09)	$2.58

Weighted-average common shares (in millions)
Basic	335.4		335.4
Diluted	341.5		341.5

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

There was no net impact of the 2014 restatement adjustments on net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities in the Consolidated Statement of Cash Flows. The adjustments only had an impact on certain captions within cash flows from operating activities.

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)

	Year Ended December 31,
	2014 (As Previously Reported)	Restatement Adjustments	2014 (Restated)	Restatement Ref
Cash Flow From Operating Activities
Net income	$912.2	$(32.8)	$879.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	1,737.6	—	1,737.6
Amortization and write-off of debt discounts and debt issuance costs	70.0	—	70.0
In-process research and development impairments	21.0	—	21.0
Acquisition accounting adjustment on inventory sold	27.3	—	27.3
Acquisition-related contingent consideration	(14.1)	—	(14.1)
Allowances for losses on accounts receivable and inventories	81.3	—	81.3
Deferred income taxes	81.8	(6.2)	75.6	(c)
Gain on disposal of assets and liabilities	(253.5)	—	(253.5)
Reduction to accrued legal settlements	(44.7)		(44.7)
Payments of accrued legal settlements	(3.2)	—	(3.2)
Share-based compensation	78.2	—	78.2
Tax benefits from share-based compensation	(17.1)	—	(17.1)
Foreign exchange loss	135.1	—	135.1
Loss on extinguishment of debt	129.6	—	129.6
Payment of accreted interest on contingent consideration	(10.7)	—	(10.7)
Other	32.3	—	32.3
Changes in operating assets and liabilities:
Trade receivables	(572.4)	—	(572.4)
Inventories	(174.3)	(18.5)	(192.8)	(a)
Prepaid expenses and other current assets	(110.3)	—	(110.3)
Accounts payable, accrued and other liabilities	188.6	57.5	246.1	(a)
Net cash provided by operating activities	2,294.7	—	2,294.7

Net cash used in investing activities	(99.7)	—	(99.7)

Net cash used in financing activities	(2,443.7)	—	(2,443.7)

Effect of exchange rate changes on cash and cash equivalents	(29.0)	—	(29.0)
Net decrease in cash and cash equivalents	(277.7)	—	(277.7)
Cash and cash equivalents, beginning of year	600.3	—	600.3
Cash and cash equivalents, end of year	$322.6	$—	$322.6

Non- Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(93.8)	$(38.8)	$(132.6)	(b)
Acquisition of businesses, debt assumed	(11.2)	—	(11.2)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

3.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”), applied on a consistent basis. Refer to “Adoption of New Accounting Standards” in this Note 3 below for details on the Company's adoption of new standards, some of which were adopted prospectively, as permitted under the respective standard.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and those of its subsidiaries and any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany transactions and balances have been eliminated.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Such amounts include a reclassification of $26 million of debt issuance costs as of December 31, 2014 from Other long-term assets, net to Long-term debt (treated as a deduction to Long-term debt) on the consolidated balance sheet as a result of adoption of guidance issued by the Financial Accounting Standards Board (“FASB”) (see below under “Adoption of New Accounting Standards” in this Note 3 for more details).
The reclassifications described above had no effect on the Company’s previously reported results of operations.
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
Fair Value of Financial Instruments
The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short maturity periods. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows or Monte Carlo Simulation analyses and assessment of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

probability of occurrence of potential future events. The fair values of marketable securities and long-term debt are based on quoted market prices, if available, or estimated discounted future cash flows.
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
The Company’s accounts receivable primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic areas. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues. The credit and economic conditions within Italy, Portugal, Spain, Greece, among other members of the European Union, Russia, Brazil, and Egypt have been weak in recent years. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company’s accounts receivable outstanding in these countries. An allowance for doubtful accounts is maintained for potential credit losses based on the aging of accounts receivable, historical bad debts experience, and changes in customer payment patterns. Accounts receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected.
As of December 31, 2015, the Company’s three largest U.S. wholesaler customers accounted for approximately 40% of net trade receivables. In addition, as of December 31, 2015 and 2014, the Company’s net trade receivable balance from Russia, Egypt, Italy, Brazil, Spain, Greece and Portugal amounted to $253 million and $204 million, respectively, of which the majority has been outstanding for less than 90 days. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $17 million, in the aggregate, as of December 31, 2015, a portion of which is comprised of public hospitals. Based on analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering approximately half of the balance past due more than 90 days for such countries, in the aggregate. The Company has not experienced any significant losses from uncollectible accounts in the three-year period ended December 31, 2015. The Company recognized incremental reserves of $27 million in the fourth quarter of 2015 primarily related to (i) a settlement with R&O Pharmacy, LLC ("R&O") regarding outstanding receivable amounts (see Note 21 for additional information regarding R&O) and (ii) receivables from certain customers of Philidor. See further discussion of Philidor in Note 4.
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
Intangible Assets
Intangible assets are reported at cost, less accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated primarily using the straight-line method based on the following estimated useful lives:

Product brands	1 - 25 years
Corporate brands(1)	4 - 20 years
Product rights	2 - 15 years
Partner relationships	4 - 9 years
Out-licensed technology and other	1 - 10 years
____________________________________

(1)	Corporate brands useful lives shown in the table above does not include the B&L corporate trademark, which has an indefinite useful life and is not amortizable. See Note 4 for further information.
Divestitures of Products
The Company nets the proceeds on the divestitures of products with the carrying amount of the related assets and records a gain/loss on sale within Other expense (income). Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when realizable.
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
Indefinite-lived intangible assets, including acquired IPR&D, are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value.
Goodwill
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in the Company’s market capitalization, unexpected adverse business conditions, economic factors and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, among other factors, the Company monitors changes in its share price between annual impairment tests. The Company considers a decline in its share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in its share price reflecting adverse changes in its underlying operating performance, cash flows, financial condition, and/or liquidity. In the event that the Company's market capitalization does decline below its book value, the Company would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. The Company believes that short-term fluctuations in share prices may not necessarily reflect underlying values.
The Company performs its annual goodwill impairment in the fourth quarter of each fiscal year. The goodwill impairment test consists of two steps. In step one, the Company compares the carrying value of each reporting unit to its fair value. In step two, if the carrying value of a reporting unit exceeds its fair value, the Company will determine the amount of goodwill impairment as the excess of the carrying value of the reporting unit's goodwill over its fair value, if any. The fair value of goodwill is derived as the excess of the fair value of the reporting unit over the fair value of the reporting unit's identifiable assets and liabilities.
During the fourth quarter of 2015, the Company performed its annual goodwill impairment test (which incorporated the impact from certain events in the fourth quarter of 2015 leading to the significant decline in the Company's share price), and the Company conducted an update of the test reflecting its most recent financial forecasts. The Company determined that none of the goodwill associated with its reporting units was impaired.
Deferred Financing Costs
Deferred financing costs are reported at cost, less accumulated amortization, and are presented in the balance sheet as a direct deduction from the carrying value of the associated debt, with the exception of deferred financing costs associated with revolving-debt arrangements which are presented as assets. See "Adoption of New Accounting Standards" below in this Note 3 for additional information. Amortization expense is included in interest expense.
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
Revenue Recognition
Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured.
Product Sales
For products sold directly to wholesalers and retailers, the Company recognizes product sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured, and the price to the buyer is fixed or determinable, the timing of which is based on the specific contractual terms with each customer. Delivery occurs when title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. As such, the Company generally recognizes revenue on a sell-in basis (i.e., record revenue upon delivery); however, based upon specific terms and circumstances, the Company has determined that, for certain arrangements with third parties, revenue should be recognized on a sell-through basis (i.e., record revenue when products are dispensed to patients). Refer to Note 2 for information regarding the arrangement with Philidor. With respect to the recent launch of Addyi® in the U.S. in the fourth quarter of 2015, the Company has determined that it does not have the ability to reasonably estimate returns due to a lack of historical returns data for this product or similar products. Therefore, the Company is recording revenue for Addyi® on a sell-through basis until it determines that returns can be reasonably estimated. In evaluating the proper revenue recognition for sales transactions,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

the Company considers all relevant factors, including additional discounts or extended payment terms which the Company grants to certain customers, often near the end of fiscal quarterly periods.
Revenue from product sales is recognized net of provisions for estimated cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to certain of the Company’s wholesale customers. The Company establishes these provisions concurrently with the recognition of product sales revenue.  Price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits, which can be significant, are used to offset against the total distribution service fees the Company pays on all of its products to each wholesaler. Net revenue on these credits is recognized on the date that the wholesaler is notified of the price increase. The Company offers cash discounts for prompt payment and allowances for volume purchases to customers. Provisions for cash discounts and allowances are estimated based on contractual sales terms with customers, an analysis of unpaid invoices, and historical payment experience. The Company generally allows customers to return product within a specified period of time before and after its expiration date, excluding the Company’s European businesses which generally do not carry a right of return. Provisions for returns are estimated based on historical sales and return levels, taking into account additional available information such as historical return and exchange levels, external data with respect to inventory levels in the wholesale distribution channel, external data with respect to prescription demand for the Company’s products, remaining shelf lives of the Company’s products at the date of sale and estimated returns liability to be processed by year of sale based on analysis of lot information related to actual historical returns. The Company reviews its methodology and adequacy of the provision for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. The Company is subject to rebates on sales made under governmental and managed-care programs in the U.S., and chargebacks on sales made to government agencies, group purchasing organizations and other indirect customers. Provisions for rebates and chargebacks are estimated based on historical utilization levels, relevant statutes with respect to governmental pricing programs and contractual sales terms with managed-care providers and group purchasing organizations. Changes in the level of utilization of the Company’s products through private or public benefit plans and group purchasing organizations will impact the amount of rebates and chargebacks that the Company is obligated to pay.
The Company is party to product manufacturing and supply agreements with a number of commercialization counterparties in the U.S. Under the terms of these agreements, the Company’s supply prices for its products are determined after taking into consideration estimates for future returns, rebates, and chargebacks provided by each counterparty. The Company makes adjustments as needed to state these estimates on a basis consistent with this policy and its methodology for estimating returns, rebates and chargebacks related to its own direct product sales.
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
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs, and certain legal costs associated with divestitures, legal settlements, and other business development activity are included in Other expense (income) or Gain on investments, net (see Note 24), as appropriate. Certain costs for legal matters related to contingent liabilities assumed in the Salix Acquisition were recorded at estimated fair value (see Note 4). Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when realization becomes probable.
Advertising Costs

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Advertising costs comprise product samples, print media, promotional materials and television advertising. Advertising costs related to new product launches are expensed on the first use of the advertisement. As of December 31, 2015 and 2014, prepaid advertising costs of $20 million and $8 million, respectively, were recorded in Prepaid expenses and other current assets in the consolidated balance sheet.
Advertising costs expensed in 2015, 2014 and 2013 were $652 million, $435 million and $277 million, respectively. These costs are included in Selling, general and administrative expenses.
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
Interest Expense
Interest expense includes standby fees and the amortization of debt discounts and deferred financing costs. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. The capitalized interest recorded in 2015, 2014 and 2013 was not material.
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
Refer to “Adoption of New Accounting Standards” in this Note 3 below for details on the Company's adoption of a new standard related to the presentation of deferred tax liabilities and assets.
Earnings Per Share
Basic earnings per share attributable to Valeant Pharmaceuticals International, Inc. is calculated by dividing net income attributable to Valeant Pharmaceuticals International, Inc. by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income attributable to Valeant Pharmaceuticals International, Inc. by the weighted-average number of common shares outstanding during the reporting period after giving effect to dilutive potential common shares for stock options and RSUs, determined using the treasury stock method.
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
Certain legal-related contingencies assumed as part of the Salix Acquisition were recorded at estimated fair value (see Note 4).
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
Adoption of New Accounting Standards
In April 2014, the FASB issued guidance which changes the criteria for reporting a discontinued operation while enhancing disclosures in this area. Under the new guidance, a disposal of a component of an entity or group of components of an entity that represents a strategic shift that has, or will have, a major effect on operations and financial results is a discontinued operation when any of the following occurs: (i) it meets the criteria to be classified as held for sale, (ii) it is disposed of by sale, or (iii) it is disposed of other than by sale. Also, a business that, on acquisition, meets the criteria to be classified as held for sale is reported in discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations, as well as disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The Company early adopted this guidance in the second quarter of 2014, and the Company applied this guidance to the divestitures described in Note 5.
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
In September 2015, the FASB issued guidance which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.  Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined.  Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date.  Early application is permitted. As permitted, the Company early-adopted this guidance prospectively commencing in the fourth quarter of 2015.
In November 2015, the FASB issued guidance which requires that deferred tax liabilities and assets be classified as noncurrent. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the guidance. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within the annual periods. As permitted, the Company early-adopted this guidance in the fourth quarter of 2015. The adoption of this guidance was applied prospectively, as permitted, and, as such, prior periods were not retrospectively adjusted.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2015
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted but not before the annual reporting period (and interim reporting period) beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
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
In February 2015, the FASB issued guidance which amends certain consolidation requirements. The new guidance has the following stipulations, among others: (i) eliminates the presumption that a general partner should consolidate a limited partnership and eliminates the consolidation model specific to limited partnerships, (ii) clarifies when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (iii) amends the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs, and (iv) reduces the number of VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds. The guidance is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2015. Early application is permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The adoption of this standard is not expected to have a material impact on the presentation of the Company's results of operations, cash flows or financial position.
In July 2015, the FASB issued guidance which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The guidance is effective for annual periods

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
In January 2016, the FASB issued guidance which amends the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured under the fair value option. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and disclosures.
In February 2016, the FASB issued new guidance on leases. The new guidance will increase transparency and comparability among organizations that lease buildings, equipment, and other assets by recognizing the assets and liabilities that arise from lease transactions. Current off-balance sheet leasing activities will be required to be reflected on balance sheets so that investors and other users of financial statements can more readily and accurately understand the rights and obligations associated with these transactions. Consistent with the current lease standard, the new guidance addresses two types of leases: finance leases and operating leases. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current GAAP. Operating leases will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with operating leases under existing GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exception. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities. The new guidance is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2018. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and disclosures.
In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and cash flows.

4.	ACQUISITIONS
The Company’s business strategy has involved selective acquisitions with a focus on core geographies and therapeutic classes.
(a) Business combinations in 2015 included the following:
Amoun
Description of the Transaction
On October 19, 2015, the Company acquired Mercury (Cayman) Holdings, the holding company of Amoun Pharmaceutical Company S.A.E. (“Amoun”), for consideration of approximately $910 million, including contingent payments (the “Amoun Acquisition”).  Amoun develops and markets a wide range of pharmaceutical brands in therapeutic areas such as anti-hypertensives, broad spectrum antibiotics, and anti-diarrheals primarily in North Africa and the Middle East.
Fair Value of Consideration Transferred
The fair value of consideration transferred to effect the Amoun Acquisition consisted of $846 million in cash, plus contingent consideration based upon the achievement of specified sales-based milestones. The range of potential milestone payments as of the acquisition date is from nil if none of the milestones is achieved to a maximum of up to approximately $75 million over time if all milestones are achieved, in the aggregate. The total fair value of the contingent consideration of $64 million as of the acquisition date was determined using probability-weighted discounted cash flows. Refer to Note 7 for additional

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

information regarding contingent consideration. The Company recognized a post-combination expense of $12 million within Other expense (income) in the fourth quarter of 2015 related to cash bonuses paid to Amoun employees.
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the timing of this acquisition, these amounts are provisional and subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Acquisition Date
Cash	$43.5
Accounts receivable(a)	64.2
Inventories	37.9
Other current assets	12.2
Property, plant and equipment	96.4
Identifiable intangible assets, excluding acquired IPR&D(b)	528.0
Acquired IPR&D	18.5
Other non-current assets	0.1
Current liabilities	(30.8)
Deferred tax liability, net(c)	(130.5)
Other non-current liabilities	(11.2)
Total identifiable net assets	628.3
Goodwill(d)	282.0
Total fair value of consideration transferred	$910.3
________________________

(a)	The fair value of trade accounts receivable acquired was $64 million, with the gross contractual amount being $66 million, of which the Company expects that $2 million will be uncollectible.

(b)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date
Product brands	9	$490.8
Corporate brand	15	37.2
Total identifiable intangible assets acquired	9	$528.0

(c)	Comprised of deferred tax liabilities partially offset by nominal deferred tax assets.

(d)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•	the Company’s expectation to develop and market new products and expand its business to new geographic markets;

•
the value of the continuing operations of Amoun's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, Amoun's assembled workforce).
The provisional amount of goodwill has been allocated to the Company’s Emerging Markets segment.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Acquisition-Related Costs
The Company has incurred to date $4 million of transaction costs directly related to the Amoun Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of Amoun
The revenues of Amoun for the period from the acquisition date to December 31, 2015 were $48 million and net loss was $9 million. The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs.
Sprout
Description of the Transaction
On October 1, 2015, the Company acquired Sprout Pharmaceuticals, Inc. (“Sprout”), pursuant to the merger agreement, among Sprout, the Company, Valeant, Miranda Acquisition Sub, Inc., a wholly owned subsidiary of Valeant, and Shareholder Representative Services LLC, as stockholder representative, on a debt-free basis (the “Sprout Acquisition”), for an aggregate purchase price of $1.45 billion, which includes cash plus contingent consideration. Sprout has focused solely on the delivery of a treatment option for the unmet need of pre-menopausal women with acquired, generalized hypoactive sexual desire disorder (HSDD) as characterized by low sexual desire that causes marked distress or interpersonal difficulty and is not due to a co-existing medical or psychiatric condition, problems within the relationship, or the effects of a medication or other drug substance. In August 2015, Sprout received approval from the U.S. Food and Drug Administration ("FDA") on its New Drug Application ("NDA") for flibanserin, which is being marketed as Addyi® in the U.S. (launched in the U.S. in the fourth quarter of 2015). Sprout also has global rights to flibanserin. In connection with the acquisition of Sprout, the Company has a contractual obligation for expenditures of at least $200 million with respect to Addyi® for selling, general and administrative, marketing and research and development expenses from the period commencing January 1, 2016 through June 30, 2017.
Fair Value of Consideration Transferred
The Company paid approximately $530 million, inclusive of customary purchase price adjustments, upon closing of the transaction in October 2015, and an additional payment in the amount of $500 million (acquisition date fair value of $495 million) was paid in the first quarter of 2016. In addition, the transaction includes contingent consideration representing payments to the former shareholders and former holders of vested stock appreciation rights of Sprout for a share of future profits. The share of future profits with the former shareholders and former holders of vested stock appreciation rights of Sprout is uncapped and commences on the date that the earlier of the following events occurs (a) net cumulative worldwide sales of flibanserin products (plus any amounts received from sublicenses on the sale of flibanserin products) exceeds $1 billion or (b) July 1, 2017 and it continues until December 31, 2030. The total fair value of the contingent consideration of $422 million as of the acquisition date was determined using a Monte Carlo Simulation. Refer to Note 7 for additional information regarding contingent consideration.
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the timing of this acquisition, these amounts are provisional and subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Amounts Recognized as of Acquisition Date
Cash and cash equivalents	$26.6
Inventories	11.0
Other assets	1.6
Identifiable intangible assets(a)	993.7
Current liabilities	(4.4)
Deferred income taxes, net	(351.9)
Total identifiable net assets	676.6
Goodwill(b)	769.9
Total fair value of consideration transferred	$1,446.5
________________________

(a)	Consists of product rights with a weighted-average useful life of 11 years.

(b)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

•	the Company’s potential ability to develop and market the product to additional types of patients/indications and launch the product in a variety of new geographies;

•
the value of the continuing operations of Sprout's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately); and

•	intangible assets that do not qualify for separate recognition (for instance, Sprout's assembled workforce).
The provisional amount of goodwill has been allocated to the Company’s Developed Markets segment.
Acquisition-Related Costs
The Company has incurred to date $4 million of transaction costs directly related to the Sprout Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of Sprout
The revenues of Sprout for the period from the acquisition date to December 31, 2015 were nominal and net loss was $37 million. The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs. The Company is recording revenue for Addyi® on a sell-through basis, as the Company has determined that it does not have the ability to reasonably estimate returns. Refer to Note 3 for additional information.
Salix
Description of the Transaction
On April 1, 2015, the Company acquired Salix, pursuant to the Salix Merger Agreement, among the Company, Valeant, Sun Merger Sub, Inc., a wholly owned subsidiary of Valeant (“Sun Merger Sub”), and Salix. Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of gastrointestinal (GI) disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®.
In accordance with the terms of the Salix Merger Agreement, Sun Merger Sub commenced a tender offer (the “Offer”) for all of Salix’s outstanding shares of common stock, par value $0.001 per share (the “Salix Shares”), at a purchase price of $173.00 per Salix Share, net to the holder in cash, without interest, less any applicable withholding taxes. The Offer expired on April 1, 2015, as scheduled. A sufficient number of Salix Shares were validly tendered in the Offer such that the minimum tender condition to the Offer was satisfied, and Sun Merger Sub accepted for payment all such tendered Salix Shares. Following the expiration of the Offer on April 1, 2015, Sun Merger Sub merged with and into Salix, with Salix surviving as a wholly owned subsidiary of Valeant (the “Merger”). The Merger was governed by Section 251(h) of the General Corporation Law of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

State of Delaware, with no stockholder vote required to consummate the Merger. At the effective time of the Merger, each Salix Share then outstanding was converted into the right to receive $173.00 in cash, without interest, less any applicable withholding taxes, except for Salix Shares then owned by the Company or Salix or their respective wholly owned subsidiaries, which Salix Shares were cancelled for no consideration.
In connection with the Merger, each unexpired and unexercised option to purchase Salix Shares (the “Salix Options”), whether or not then exercisable or vested, was cancelled and, in exchange therefor, each former holder of any such cancelled Salix Option was entitled to receive, a payment in cash (subject to any applicable withholding or other taxes required by applicable law to be withheld) of an amount equal to the product of (i) the total number of Salix Shares previously subject to such Salix Option and (ii) the excess, if any, of $173.00 over the exercise price per Salix Share previously subject to such Salix Options. Each unvested Salix Share subject to forfeiture restrictions, repurchase rights or other restrictions (the “Salix Restricted Stock”) automatically became fully vested and was cancelled and, in exchange therefor, each former holder of such cancelled Salix Restricted Stock was entitled to receive, a payment in cash (subject to any applicable withholding or other taxes required by applicable law to be withheld) equal to $173.00 per share of Salix Restricted Stock.
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
For further information regarding the debt and equity issuances, see Note 13 and Note 15, respectively.
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
___________________________________

(a)
The purchase consideration paid to holders of Salix stock options and restricted stock attributable to pre-combination services was included as a component of the purchase price. Purchase consideration of $165 million paid for outstanding restricted stock that was accelerated by the Company in connection with the Salix Acquisition was excluded from the purchase price and accounted for as post-combination expense within Other expense (income) in the second quarter of 2015.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments(b)	Amounts Recognized as of December 31, 2015 (as adjusted)
Cash and cash equivalents	$113.7	$—	$113.7
Inventories(c)	233.2	(0.6)	232.6
Other assets(d)	1,400.3	10.1	1,410.4
Property, plant and equipment, net	24.3	—	24.3
Identifiable intangible assets, excluding acquired IPR&D(e)	6,756.3	—	6,756.3
Acquired IPR&D(f)	5,366.8	(183.9)	5,182.9
Current liabilities(g)	(1,764.2)	(175.0)	(1,939.2)
Contingent consideration, including current and long-term portion(h)	(327.9)	(6.2)	(334.1)
Long-term debt, including current portion(i)	(3,123.1)	—	(3,123.1)
Deferred income taxes, net(j)	(3,512.0)	84.1	(3,427.9)
Other non-current liabilities	(7.3)	(36.0)	(43.3)
Total identifiable net assets	5,160.1	(307.5)	4,852.6
Goodwill(k)	7,971.9	307.5	8,279.4
Total fair value of consideration transferred	$13,132.0	$—	$13,132.0
________________________

(a)	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

(b)
The measurement period adjustments primarily reflect: (i) a reduction in acquired IPR&D assets, specifically for the Oral Relistor® program based mainly on refinement of the pricing assumptions and cost projections (see further discussion of IPR&D programs in (f) below) and (ii) the tax impact of pre-tax measurement period adjustments as well as reclassifications of certain tax balances impacting current liabilities. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s consolidated financial statements for the current period.

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

(e)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2015 (as adjusted)
Product brands	10	$6,088.3	$1.3	$6,089.6
Corporate brand	20	668.0	(1.3)	666.7
Total identifiable intangible assets acquired	11	$6,756.3	$—	$6,756.3

(f)
A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets from a market participant perspective. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project, and the Company used risk-adjusted discount rates of 9.5%-11% to present value the projected cash flows.

The IPR&D assets primarily relate to Xifaxan® 550 mg for the treatment of irritable bowel syndrome with diarrhea (new indication) in adults ("Xifaxan® IBS-D"). In determining the fair value of Xifaxan® IBS-D ($4.79 billion as of the acquisition date), the Company assumed material cash inflows would commence in 2015. In May 2015, Xifaxan® IBS-D received approval from the FDA, and, accordingly, such asset has been reclassified to an amortizable intangible asset as of the approval date and is being amortized over a period of 10 years.
Other IPR&D assets include, among others, Oral Relistor® for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain and Rifaximin soluble solid dispersion ("SSD") for the treatment of early decompensated liver cirrhosis. In September 2015, the Company announced that the FDA accepted for review the Company's NDA for Oral Relistor®, and the FDA assigned a Prescription Drug User Fee Act (PDUFA) action date of April 19, 2016. In April 2016, the Company announced that the FDA had extended the PDUFA action date for Oral Relistor® to July

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

19, 2016 to allow time for a full review of the Company's responses to certain information requests from the FDA. In the third quarter of 2015, the Company terminated the Rifaximin SSD IPR&D program and recognized an impairment charge as described in Note 11.

(g)
Primarily includes an estimated fair value of $1.08 billion to record the warrant transactions that were entered into by Salix prior to the Salix Acquisition in connection with its 1.5% Convertible Senior Notes due 2019 (these instruments were settled on the date of the Salix Acquisition and, as such, the fair value was based on the settlement amounts), as well as accruals for (i) the estimated fair value of $336 million (exclusive of the related insurance recovery described in (d) above) for potential losses and related costs associated with legal matters relating to the legacy Salix business (See Note 21 for additional information regarding these legal matters) and (ii) product returns and rebates of $375 million.

(h)
The contingent consideration consists of potential payments to third parties including developmental milestone payments due upon specified regulatory achievements, commercialization milestones contingent upon achieving specified targets for net sales, and royalty-based payments. As of the acquisition date, the range of potential milestone payments (excluding royalty-based payments) is from nil if none of the milestones are achieved to a maximum of up to approximately $650 million (the majority of which relates to sales-based milestones) over time if all milestones are achieved, in the aggregate, to third parties. This amount includes up to $250 million in developmental and sales-based milestones to Progenics Pharmaceuticals, Inc. related to Relistor® (including Oral Relistor®), and various other developmental and sales-based milestones. The total fair value of the contingent consideration of $334 million as of the acquisition date was determined using probability-weighted discounted cash flows. Refer to Note 7 for additional information regarding contingent consideration.

(i)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

Amounts Recognized as of Acquisition Date
1.5% Convertible Senior Notes due 2019(1)	$1,837.1
2.75% Convertible Senior Notes due 2015(1)	1,286.0
Total long-term debt assumed	$3,123.1
____________________________________

(1)	The Company subsequently redeemed these amounts in full in the second quarter of 2015, except for a nominal amount of the 1.5% Convertible Senior Notes due 2019.

(j)	Comprises deferred tax assets ($303 million) and deferred tax liabilities ($3.73 billion).

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
Acquisition-Related Costs
The Company has incurred to date $15 million of transaction costs directly related to the Salix Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Loss of Salix
The revenues of Salix for the period from the acquisition date to December 31, 2015 were $1.28 billion and net loss was $302 million. The net loss includes the effects of the acquisition accounting adjustments and acquisition-related costs.
Other 2015 Business Combinations (excluding the Amoun Acquisition, the Sprout Acquisition, and the Salix Acquisition)
Description of the Transactions
In the year ended December 31, 2015, the Company completed other business combinations (excluding the Amoun Acquisition, the Sprout Acquisition, and the Salix Acquisition), which included the acquisition of the following businesses, for an aggregate

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

purchase price of $1.41 billion. The other business combinations completed during the year ended December 31, 2015 included contingent consideration arrangements with an aggregate acquisition date fair value of $191 million, primarily related to the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon") (see below), as well as milestone payments and royalties related to other smaller acquisitions. Refer to Note 7 for additional information regarding contingent consideration.

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

•
On February 10, 2015, the Company acquired certain assets of Marathon. The assets acquired from Marathon comprised a portfolio of hospital products, including Nitropress®, Isuprel®, Opium Tincture, Pepcid®, Seconal Sodium®, Amytal® Sodium, and Iprivask® for an aggregate purchase price of $286 million (which is net of a $64 million assumed liability owed to a third party which is reflected in the table below). Also, as part of this acquisition, the Company assumed a contingent consideration liability as described further below.

•
During the year ended December 31, 2015, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates. The following recognized amounts related to certain smaller acquisitions, are provisional and subject to change:

•	amounts for intangible assets, property and equipment, inventories, receivables and other working capital adjustments pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transactions; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
The Company will finalize these amounts as it obtains the information necessary to complete the measurement processes. Any changes resulting from facts and circumstances that existed as of the acquisition dates may result in adjustments to the provisional amounts recognized at the acquisition dates. These changes could be significant. The Company will finalize these amounts no later than one year from the respective acquisition dates.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments(a)	Amounts Recognized as of December 31, 2015 (as adjusted)
Cash	$92.2	$—	$92.2
Accounts receivable(b)	49.5	(0.7)	48.8
Inventories	142.9	(0.6)	142.3
Other current assets	20.2	(0.3)	19.9
Property, plant and equipment	94.6	(14.7)	79.9
Identifiable intangible assets, excluding acquired IPR&D(c)	1,121.6	(37.4)	1,084.2
Acquired IPR&D	57.5	(3.7)	53.8
Other non-current assets	2.9	—	2.9
Deferred tax (liability) asset, net	(54.7)	59.7	5.0
Current liabilities(d)	(123.9)	(0.9)	(124.8)
Long-term debt	(6.1)	—	(6.1)
Non-current liabilities(d)	(117.4)	0.2	(117.2)
Total identifiable net assets	1,279.3	1.6	1,280.9
Goodwill(e)	141.9	(10.6)	131.3
Total fair value of consideration transferred	$1,421.2	$(9.0)	$1,412.2
________________________

(a)
The measurement period adjustments primarily relate to the acquisition of certain assets of Dendreon and reflect: (i) an increase to the deferred tax assets based on further assessment of the Dendreon net operating losses ("NOLs") available to the Company post-acquisition, (ii) a reduction in the estimated fair value of intangible assets based on further assessment of assumptions related to the probability-weighted cash flows, (iii) a reduction in the estimated fair value of property, plant and equipment driven by further assessment of the fair value of a manufacturing facility, and (iv) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s consolidated financial statements for the current period.

(b)	The fair value of trade accounts receivable acquired was $49 million, with the gross contractual amount being $51 million, of which the Company expects that $2 million will be uncollectible.

(c)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates	Measurement Period Adjustments	Amounts Recognized as of December 31, 2015 (as adjusted)
Product brands	7	$741.2	$0.1	$741.3
Product rights	3	42.7	(0.7)	42.0
Corporate brands	16	6.6	—	6.6
Partner relationships	8	7.8	—	7.8
Technology/know-how	10	321.3	(36.8)	284.5
Other	6	2.0	—	2.0
Total identifiable intangible assets acquired	8	$1,121.6	$(37.4)	$1,084.2

(d)
As part of the acquisition of certain assets of Marathon, the Company assumed a contingent consideration liability related to potential payments, in the aggregate, of up to approximately $200 million as of the acquisition date, for Isuprel® and Nitropress®, the amounts of which are dependent on the timing of generic entrants for these products. The fair value of the liability as of the acquisition date was determined using probability-weighted projected cash flows, with $41 million classified in Current liabilities and $46 million classified in Non-current liabilities in the table above. As of December 31, 2015, the assumptions used for determining the fair value of the contingent consideration liability have not changed significantly from those used as of the acquisition date. Through December 31, 2015, the Company has made contingent consideration payments of $35 million related to the acquisition of certain assets of Marathon.

(e)
The goodwill relates primarily to certain smaller acquisitions and the acquisition of certain assets of Marathon. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. The majority of the goodwill is not expected to be deductible for tax purposes. The goodwill represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations with those of the Company.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The provisional amount of goodwill has been allocated primarily to the Company’s Developed Markets segment.
Acquisition-Related Costs
The Company has incurred to date $16 million, in the aggregate, of transaction costs directly related to these business combinations, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs.
Revenue and Net Income
The revenues of these business combinations for the period from the respective acquisition dates to December 31, 2015 were $771 million, in the aggregate, and net income was $208 million, in the aggregate. The net income includes the effects of the acquisition accounting adjustments and acquisition-related costs.
2015 Asset Acquisitions
On October 1, 2015, pursuant to an agreement entered into with AstraZeneca Collaboration Ventures, LLC (“AstraZeneca”), the Company was granted an exclusive license to develop and commercialize brodalumab. Brodalumab is an IL-17 receptor monoclonal antibody in development for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Under the agreement, the Company holds the exclusive rights to develop and commercialize brodalumab globally, except in Japan and certain other Asian countries where rights are held by Kyowa Hakko Kirin Co., Ltd under a prior arrangement with Amgen Inc., the originator of brodalumab. The Company assumed all remaining development obligations associated with the regulatory approval for brodalumab subsequent to the acquisition. Regulatory submission in the U.S. and European Union for brodalumab in moderate-to-severe psoriasis occurred in November 2015, and, in January 2016, the Company announced that the FDA accepted for review the Biologics License Application ("BLA") for brodalumab and assigned a PDUFA action date of November 16, 2016. Under the terms of the agreement, the Company made an up-front payment to AstraZeneca of $100 million in October 2015, which was recognized in In-process research and development impairments and other charges in the fourth quarter of 2015 in the consolidated statement of (loss) income as the product has not yet received regulatory approval at the time of the acquisition. In addition, the Company may pay additional pre-launch milestones of up to $170 million and sales-related milestone payments of up to $175 million following launch. After approval, AstraZeneca and the Company will share profits.
(b) Business combinations in 2014 included the following:
In the year ended December 31, 2014, the Company completed business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $1.35 billion. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $132 million, primarily related to sales-based milestones. Refer to Note 7 for additional information regarding contingent consideration.

•
On July 7, 2014, the Company acquired all of the outstanding common stock of PreCision Dermatology, Inc. (“PreCision”) for an aggregate purchase price of $459 million. Under the terms of the merger agreement, the Company agreed to pay contingent consideration of $25 million upon the achievement of a sales-based milestone for 2014. The fair value of this contingent consideration was determined to be nominal as of the acquisition date, based on the sales forecast. As the sales-based milestone was not achieved, no such payment was made. The Company recognized a post-combination expense of $20 million within Other expense (income) in the third quarter of 2014 related to the acceleration of unvested stock options for PreCision employees. In connection with the acquisition of PreCision, the Company was required by the Federal Trade Commission (“FTC”) to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products (see Note 5 for additional information). PreCision develops and markets a range of medical dermatology products, treating a number of topical disease states such as acne and atopic dermatitis with products such as Locoid® and Clindagel®.

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

•
During the year ended December 31, 2014, the Company completed other smaller acquisitions which were not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below. Beginning

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

in December 2014, the Company consolidated the Philidor pharmacy network. The Company determined that based on its rights, including its option to acquire Philidor, Philidor was a variable interest entity for which the Company was the primary beneficiary, given its power to direct Philidor’s key activities and its obligation to absorb their losses and rights to receive their benefits. As a result, since December 2014, the Company included the assets and liabilities and results of operations of Philidor in its consolidated financial statements. In October 2015, the Company announced that it would be severing all ties with Philidor. Effective November 2015, the Company signed an agreement terminating all arrangements with or relating to Philidor, other than certain transition services which ended on January 30, 2016. Philidor will be deconsolidated from the Company's consolidated financial statements in the first quarter of 2016. Net sales recognized through Philidor represented approximately 5% of the Company's total consolidated net revenue for the year ended December 31, 2015, and the total assets of Philidor represented less than 1% of the Company's total consolidated assets as of December 31, 2015. The impact of Philidor as a consolidated entity on the Company's net revenue for 2014 was nominal. Refer to Note 2 for additional information regarding the restatement impact on the consolidation of Philidor.
Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the business combinations, in the aggregate, as of the applicable acquisition dates:

	Amounts Recognized as of Acquisition Dates (Restated)	Measurement Period Adjustments(a) (Restated)	Amounts Recognized as of December 31, 2015 (as adjusted)
Cash and cash equivalents	$33.6	$1.1	$34.7
Accounts receivable(b)	87.7	(5.9)	81.8
Assets held for sale(c)	125.7	(0.8)	124.9
Inventories	90.5	(15.9)	74.6
Other current assets	19.1	(4.9)	14.2
Property, plant and equipment, net	60.3	(2.4)	57.9
Identifiable intangible assets, excluding acquired IPR&D(d)	719.2	0.4	719.6
Acquired IPR&D(e)	65.8	(2.8)	63.0
Other non-current assets	4.0	(2.1)	1.9
Current liabilities	(152.0)	(16.9)	(168.9)
Long-term debt, including current portion	(11.2)	0.3	(10.9)
Deferred income taxes, net	(116.0)	45.1	(70.9)
Other non-current liabilities	(13.4)	(0.1)	(13.5)
Total identifiable net assets	913.3	(4.9)	908.4
Noncontrolling interest	(15.0)	(4.9)	(19.9)
Goodwill(f)	425.4	33.2	458.6
Total fair value of consideration transferred	$1,323.7	$23.4	$1,347.1
________________________

(a)
The measurement period adjustments primarily reflect: (i) a net increase in the fair value of contingent consideration related to smaller acquisitions based on assessment of probability and timing assumptions for potential milestone payments, related to factors that existed as of the respective acquisition dates, (ii) a decrease in the net deferred tax liability primarily related to the PreCision and Solta Medical acquisitions, (iii) an increase in current liabilities primarily related to the PreCision acquisition and other smaller acquisitions, and (iv) a decrease in inventory primarily related to the Solta Medical acquisition and other smaller acquisitions. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and, therefore, the Company has not retrospectively adjusted those financial statements.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

(d)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates (Restated)	Measurement Period Adjustments (Restated)	Amounts Recognized as of December 31, 2015 (as adjusted)
Product brands	10	$506.0	$2.0	$508.0
Product rights	8	95.2	(3.3)	91.9
Corporate brand	15	30.9	2.0	32.9
In-licensed products	9	1.5	(0.3)	1.2
Partner relationships	9	51.1	—	51.1
Other	9	34.5	—	34.5
Total identifiable intangible assets acquired	10	$719.2	$0.4	$719.6

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
The goodwill from the PreCision acquisition has been allocated to the Company’s Developed Markets segment ($194 million). The goodwill from the Solta Medical acquisition has been allocated to both the Company’s Developed Markets segment ($56 million) and Emerging Markets segment ($38 million). The goodwill from the other acquisitions has been allocated primarily to the Company’s Developed Markets segment.
(c) Business combinations in 2013 included the following:
B&L
Description of the Transaction
On August 5, 2013, the Company acquired Bausch & Lomb Holdings Incorporated ("B&L") for an aggregate purchase price equal to $8.70 billion minus B&L’s existing indebtedness for borrowed money (which was paid off by Valeant in accordance with the terms of the merger agreement dated May 24, 2013, as amended (the "B&L Merger Agreement") among the Company, Valeant, B&L and Stratos Merger Corp., a wholly-owned subsidiary of Valeant) and related fees and costs, minus certain of B&L’s transaction expenses, minus certain payments with respect to certain cancelled B&L performance-based options (which were not outstanding immediately prior to such effective time), plus the aggregate exercise price applicable to B&L’s outstanding options immediately prior to such effective time, and plus certain cash amounts, all as further described in the B&L Merger Agreement (the "B&L Acquisition"). The B&L Acquisition was financed with debt and equity issuances (see Note 13 for additional information). Each B&L restricted share and stock option, whether vested or unvested, that was outstanding immediately prior to such effective time, was cancelled and converted into the right to receive the per share merger consideration in the case of restricted shares or, in the case of stock options, the excess, if any, of the per share merger consideration over the exercise price of such stock option.
Fair Value of Consideration Transferred
The following table indicates the consideration transferred to effect the B&L Acquisition:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Fair Value
Enterprise value	$8,700.0
Adjusted for the following:
B&L’s outstanding debt, including accrued interest	(4,248.3)
B&L’s company expenses	(6.4)
Payment for B&L’s performance-based option(a)	(48.5)
Payment for B&L’s cash balance(b)	149.0
Additional cash payment(b)	75.0
Other	(3.2)
Equity purchase price	4,617.6
Less: Cash consideration paid for B&L’s unvested stock options(c)	(4.3)
Total fair value of consideration transferred	$4,613.3
_________________________________

(a)	The cash consideration paid for previously cancelled B&L’s performance-based options was recognized as a post-combination expense within Other expense (income) in the third quarter of 2013.

(b)	As defined in the B&L Merger Agreement.

(c)
The cash consideration paid for B&L stock options and restricted stock attributable to pre-combination services has been included as a component of purchase price. The remaining $4 million balance related to the acceleration of unvested stock options for B&L employees was recognized as a post-combination expense within Other expense (income) in the third quarter of 2013.

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

(b)	The fair value of trade accounts receivable acquired was $541 million, with the gross contractual amount being $556 million, of which the Company expects that $15 million will be uncollectible.

(c)	Includes an estimated fair value adjustment to inventory of $269 million.

(d)	The following table summarizes the amounts and useful lives assigned to property, plant and equipment:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2014 (as adjusted)
Land	NA	$47.4	$(12.6)	$34.8
Buildings	24	273.1	(23.8)	249.3
Machinery and equipment	5	273.5	76.3	349.8
Leasehold improvements	5	22.5	(0.3)	22.2
Equipment on operating lease	3	13.8	(0.2)	13.6
Construction in progress	NA	131.1	(6.2)	124.9
Total property, plant and equipment acquired		$761.4	$33.2	$794.6
The Company sold an office building in Rochester, New York, with an adjusted carrying amount of $14 million, in the third quarter of 2014. There was no gain or loss associated with the sale.

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

(f)
The significant components of the acquired IPR&D assets primarily relate to the development of (i) various vision care products ($223 million in the aggregate), such as the next generation silicone hydrogel lens (Bausch + Lomb Ultra®), (ii) various pharmaceutical products ($171 million, in the aggregate), such as latanoprostene bunod, and (iii) various surgical products ($21 million, in the aggregate). See Note 22 for further information related to the worldwide licensing agreement with NicOx, S.A. (“NicOx”) for latanoprostene bunod. A multi-period excess earnings methodology (income approach) was used to determine the estimated fair values of the acquired IPR&D assets from market participant perspective. The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project, and a risk-adjusted discount rate of 10% was used to present value the projected cash flows. In determining fair value for latanoprostene bunod and Bausch + Lomb Ultra®, the Company assumed, as of the acquisition date, that material cash inflows for these products would commence in 2016 and 2014, respectively. In September 2013, the FDA approved Bausch + Lomb Ultra®, and the product was launched in February 2014. In September 2015, the Company announced that the FDA had accepted for review the NDA for latanoprostene bunod and set a PDUFA action date of July 21, 2016.

(g)
In 2013, the Company repaid in full the amounts outstanding, with the exception of certain debentures. In connection with the redemption of the assumed 9.875% senior notes, the Company recognized a loss on extinguishment of debt of $8 million in the third quarter of 2013. As of December 31, 2015 and 2014, the debentures have an outstanding balance of $12 million, in the aggregate.

(h)	Comprises current net deferred tax assets ($62 million) and non-current net deferred tax liabilities ($1.44 billion).

(i)	Includes $224 million related to the estimated fair value of pension and other benefits liabilities.

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
The amount of goodwill has been allocated to the Company’s Developed Markets segment ($3.30 billion) and Emerging Markets segment ($1.10 billion).
Other 2013 Business Combinations (excluding the B&L Acquisition)
Description of the Transactions
In the year ended December 31, 2013, the Company completed other business combinations, which included the acquisition of the following businesses, for an aggregate purchase price of $898 million. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $59 million.

•
On April 25, 2013, the Company acquired all of the outstanding shares of Obagi Medical Products, Inc. (“Obagi”) at a price of $24.00 per share in cash. The aggregate purchase price paid by the Company was approximately $437 million. Obagi is a specialty pharmaceutical company that develops, markets, and sells topical aesthetic and therapeutic skin-health systems with a product portfolio of dermatology brands including Obagi Nu-Derm®, Condition & Enhance®, Obagi-C® Rx, ELASTIDerm® and Obagi CLENZIDerm®.

•
On February 1, 2013, the Company acquired Natur Produkt International, JSC (“Natur Produkt”), a specialty pharmaceutical company in Russia, for a purchase price of $150 million, including a $20 million contingent refund of purchase price relating to the outcome of certain litigation involving AntiGrippin® that commenced prior to the acquisition. Subsequent to the acquisition, during the three-month period ended March 31, 2013, the litigation was resolved, and the $20 million was refunded back to the Company. Natur Produkt’s key brand products include AntiGrippin®, Anti-Angin®, Sage™ and Eucalyptus MA™.

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

(b)	The fair value of trade accounts receivable acquired was $65 million, with the gross contractual amount being $68 million, of which the Company expects that $3 million will be uncollectible.

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of December 31, 2014 (as adjusted)
Product brands	7	$517.2	$3.1	$520.3
Corporate brand	13	86.1	0.8	86.9
Patents	3	71.7	—	71.7
Royalty Agreement	5	26.5	—	26.5
Partner relationships	5	16.0	—	16.0
Technology	10	5.4	—	5.4
Total identifiable intangible assets acquired	8	$722.9	$3.9	$726.8

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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the years ended December 31, 2015, 2014 and 2013, as if the 2015 acquisitions had occurred as of January 1, 2014, the 2014 acquisitions had occurred as of January 1, 2013, and the 2013 acquisitions occurred as of January 1, 2012.

	Unaudited
	2015	2014 (Restated)	2013
Revenues	$10,709.6	$10,247.6	$7,929.9
Net loss attributable to Valeant Pharmaceuticals International, Inc.	(619.1)	(374.7)	(801.9)
Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(1.80)	$(1.09)	$(2.43)
Diluted	$(1.80)	$(1.09)	$(2.43)
Pro forma revenues in the year ended December 31, 2015 as compared to the year ended December 31, 2014 were impacted by the following:

•	growth from the existing business, including the impact of recent product launches;

•	negative foreign currency exchange impact; and

•	lower sales resulting from the July 2014 divestiture of facial aesthetic fillers and toxins.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the years ended December 31, 2015, 2014 and 2013, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the years ended December 31, 2015, 2014 and 2013, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2015 acquisitions, the 2014 acquisitions, and the 2013 acquisitions been completed on January 1, 2014, January 1, 2013, and January 1, 2012, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of historical intangible asset amortization expense of these acquisitions;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;

•	additional interest expense associated with the financing obtained by the Company in connection with the Salix acquisition; and

•
the exclusion from pro forma earnings in the years ended December 31, 2015, 2014 and 2013 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $130 million, $20 million and $370 million, in the aggregate, respectively, and the acquisition-related costs of $35 million, $2 million and $25 million, in the aggregate, respectively, incurred for these acquisitions in the years ended December 31, 2015, 2014 and 2013 and the inclusion of those amounts in pro forma earnings of the respective preceding fiscal years.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

In addition, all of the above adjustments were adjusted for the applicable tax impact.

5.	DIVESTITURES
During 2014, the Company completed the following divestitures, among others:
Facial Aesthetic Fillers and Toxins
On July 10, 2014, the Company sold all rights to Restylane®, Perlane®, Emervel®, Sculptra®, and Dysport® owned or held by the Company to Galderma S.A. (“Galderma”) for approximately $1.40 billion in cash. These assets were included primarily in the Company’s Developed Markets segment. As a result of this transaction, the Company recognized a net gain on sale of $324 million in the third quarter of 2014 within Other expense (income) in the consolidated statement of (loss) income. The costs to sell for this divestiture of approximately $43 million were recognized in the third quarter of 2014 and included as part of the net gain on sale (and netted against the proceeds in the consolidated statement of cash flows).
Metronidazole 1.3%
On July 1, 2014, the Company sold the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for upfront and certain milestone payments of $10 million, in the aggregate, and minimum royalties for the first three years of commercialization.  This asset was included in the Company’s Developed Markets segment. In addition, royalties are payable to the Company beyond the initial three-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The FDA approved the NDA for Metronidazole 1.3% in March 2014. In connection with the sale of the Metronidazole 1.3%, the Company recognized a loss on sale of $59 million in the third quarter of 2014, as the Company’s accounting policy is to not recognize contingent payments until such amounts are realizable. The loss on sale was included within Other expense (income) in the consolidated statement of (loss) income.
Tretin-X® and Generic Tretinoin
In connection with the acquisition of PreCision, the Company was required by the FTC to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products. In July 2014, the Tretin-X product rights were sold to Watson Laboratories, Inc. for an up-front purchase price of $70 million, and the generic tretinoin products rights were sold to Matawan Pharmaceuticals, LLC (“Matawan”) for an up-front purchase price of $45 million plus additional contingent payments. In connection with the sale of the generic tretinoin product rights to Matawan, the Company recognized a loss on sale of $9 million in the third quarter of 2014 within Other expense (income) in the consolidated statement of (loss) income, as the Company’s accounting policy is to not recognize contingent payments until such amounts are realizable. There was no gain or loss associated with the sale of the Tretin-X product rights.

6.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
In connection with the Salix Acquisition, the B&L Acquisition, as well as other acquisitions, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $300 million in connection with the cost-rationalization and integration initiatives relating to the Salix Acquisition, which the Company expects to substantially complete by mid-2016. Since the acquisition date, total costs of $217 million have been incurred through December 31, 2015, including (i) $110

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

million of integration expenses, (ii) $92 million of restructuring expenses, and (iii) $15 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 475 employees of the Company and Salix who have been or will be terminated as a result of the Salix Acquisition; potential IPR&D termination costs related to the transfer to other parties of product-development programs that do not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.
Salix Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the Salix Acquisition since the acquisition date through December 31, 2015:

	Severance and Related Benefits	Contract Termination, Facility Closure and Other Costs	Total
Balance, January 1, 2015	$—	$—	$—
Costs incurred and/or charged to expense	90.6	0.9	91.5
Cash payments	(57.8)	(0.3)	(58.1)
Non-cash adjustments	2.2	—	2.2
Balance, December 31, 2015	$35.0	$0.6	$35.6
Salix Integration Costs
As mentioned above, the Company has incurred $110 million of integration costs related to the Salix Acquisition since the acquisition date, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $100 million related to Salix integration costs since the acquisition date.
B&L Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company had estimated that it would incur total costs of approximately $600 million (excluding charges of $53 million described under the table below) in connection with the cost-rationalization and integration initiatives relating to the B&L Acquisition, which were substantially completed by the end of 2014. However, restructuring and integration costs of $9 million, in the aggregate, were incurred in 2015. Since the acquisition date, total costs of $578 million (including $52 million related to cost-rationalization measures at a contact lens manufacturing plant in Waterford, Ireland, as described below) were incurred through December 31, 2015, including (i) $308 million of restructuring expenses, (ii) $257 million of integration expenses, and (iii) $13 million of acquisition-related costs. The Company does not expect to incur any additional costs beyond 2015. The estimate of total costs incurred primarily included: employee termination costs payable to approximately 3,000 employees of the Company and B&L who have been or will be terminated as a result of the B&L Acquisition; IPR&D termination costs related to the transfer to other parties of product-development programs that did not align with our research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.
B&L Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the B&L Acquisition since the acquisition date through December 31, 2015:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Employee Termination Costs		Contract Termination, Facility Closure and Other Costs
	Severance and Related Benefits	Share-Based Compensation(1)		Total
Balance, January 1, 2013	$—	$—	$—	$—
Costs incurred and charged to expense	155.7	52.8	25.6	234.1
Cash payments	(77.8)	(52.8)	(7.8)	(138.4)
Non-cash adjustments	11.4	—	(6.8)	4.6
Balance, December 31, 2013	$89.3	$—	$11.0	$100.3
Costs incurred and charged to expense	46.0	—	23.7	69.7
Cash payments	(110.7)	—	(24.9)	(135.6)
Non-cash adjustments	(5.7)	—	(5.4)	(11.1)
Balance, December 31, 2014	$18.9	$—	$4.4	$23.3
Costs incurred and charged to expense	2.9	—	2.2	5.1
Cash payments	(17.9)	—	(2.8)	(20.7)
Non-cash adjustments	(1.6)	—	(0.9)	(2.5)
Balance, December 31, 2015	$2.3	$—	$2.9	$5.2
___________________________________

(1)
Relates to B&L’s previously cancelled performance-based options and the acceleration of unvested stock options for B&L employees as a result of the B&L Acquisition. These charges were reclassified in 2014 to Other expense (income) to conform to the current year presentation.

B&L Integration Costs
As mentioned above, the Company has incurred $257 million of integration costs related to the B&L Acquisition since the acquisition date. In the years ended December 31, 2015, 2014 and 2013, the Company incurred $8 million, $133 million and $116 million, respectively, of integration costs related to the B&L Acquisition, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $11 million, $144 million and $102 million related to B&L integration costs for the years ended December 31, 2015, 2014 and 2013, respectively.
In addition to the restructuring and integration costs described above, the Company has recognized $52 million of restructuring costs related to a contact lens manufacturing plant in Waterford, Ireland (the plant was acquired as part of the B&L Acquisition) since the acquisition date (substantially all of which were recognized in the second quarter of 2014). These costs related to employee termination costs with respect to cost-rationalization measures. A reduction of $4 million was recognized in the second quarter of 2015 based on revised estimates. The Company made payments of $22 million and $24 million with respect to this initiative for the years ended December 31, 2015 and 2014, respectively.
Other Restructuring and Integration-Related Costs (Excluding Salix and B&L)
In the year ended December 31, 2015, in addition to the restructuring and integration costs associated with the Salix Acquisition and the B&L Acquisition described above, the Company incurred an additional $151 million of other restructuring, integration-related and other costs. These costs included (i) $95 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $48 million of severance costs, (iii) $7 million of facility closure costs, and (iv) $1 million of other costs. These costs primarily related to integration and restructuring costs for the acquisition of certain assets of Dendreon and other smaller acquisitions. The Company made payments of $125 million during the year ended December 31, 2015 (in addition to the payments related to the Salix Acquisition and the B&L Acquisition described above).
In the year ended December 31, 2014, in addition to the restructuring and integration costs associated with the B&L Acquisition described above, the Company incurred an additional $123 million of other restructuring, integration-related and other costs. These costs included (i) $79 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $25 million of severance costs, (iii) $12 million of facility closure costs, and (iv) $7 million of other costs. These costs primarily related to (i) integration and restructuring costs for the Solta Medical acquisition and other smaller acquisitions and (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities. The Company made payments of $117 million during the year ended December 31, 2014 (in addition to the payments related to the B&L Acquisition described above).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

In the year ended December 31, 2013, in addition to the restructuring and integration costs associated with the B&L Acquisition described above, the Company incurred an additional $165 million of other restructuring, integration-related and other costs. These costs included (i) $74 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $43 million of facility closure costs, (iii) $35 million of severance costs, and (iv) $13 million of other costs, including non-personnel manufacturing integration costs. These costs primarily related to (i) integration and restructuring costs for other smaller acquisitions, (ii) intellectual property migration and the global consolidation of the Company’s manufacturing facilities, and (iii) systems integration initiatives. The Company made payments of $177 million during the year ended December 31, 2013 (in addition to the payments related to the B&L Acquisition described above).
As described in Note 23, restructuring costs are not recorded in the Company’s reportable segments.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of December 31, 2015 and 2014:

	2015				2014 (Restated)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$167.2	$156.1	$11.1	$—	$4.6	$2.8	$1.8	$—
Liabilities:
Acquisition-related contingent consideration	$(1,155.9)	$—	$—	$(1,155.9)	$(347.6)	$—	$—	$(347.6)
___________________________________

(1)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition, primarily including money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

In March 2015, the Company entered into foreign currency forward-exchange contracts to sell €1.53 billion and buy U.S. dollars in order to reduce its exposure to the variability in expected cash inflows attributable to the changes in foreign exchange rates related to the €1.50 billion aggregate principal amount and related interest of 4.50% senior unsecured notes due 2023 (the "Euro Notes") issued on March 27, 2015, the proceeds of which were used to finance the Salix Acquisition (see Note 13 for information related to the financing of the Salix Acquisition). These derivative contracts were not designated as hedges for accounting purposes, and such contracts matured on April 1, 2015 (which coincides with the consummation of the Salix Acquisition). A foreign exchange loss of $26 million was recognized in Foreign exchange and other in the consolidated statement of (loss) income for the three-month period ended March 31, 2015.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

In addition to the above, the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $16 million and $43 million as of December 31, 2015 and 2014, respectively, related to these investments is classified within Prepaid expenses and other current assets in the consolidated balance sheets. These investments are Level 2.
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015 and 2014.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis or Monte Carlo Simulation, using unobservable (Level 3) inputs. These inputs may include (i) the estimated amount and timing of projected cash flows; (ii) the probability of the achievement of the factor(s) on which the contingency is based; (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows; and (iv) volatility of projected performance (Monte Carlo Simulation). Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	2015	2014 (Restated)
Balance, beginning of year	$(347.6)	$(355.8)
Included in net income (loss):
Arising during the year(1)	23.0	14.1
Included in other comprehensive (loss) income:
Arising during the year	1.1	4.1
Issuances(2)	(1,010.4)	(132.6)
Payments(3)	174.0	116.8
Release from restricted cash	4.0	5.8
Balance, end of year	$(1,155.9)	$(347.6)
____________________________________

(1)
For the year ended December 31, 2015, a net gain of $23 million was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income, primarily reflecting (i) the termination of the arrangements with and relating to Philidor and the resulting fair value adjustments to the sales-based milestones of $47 million in the fourth quarter of 2015 and (ii) the termination of the Emerade® IPR&D program in the U.S. and the resulting fair value adjustments to the regulatory and approval milestones of $16 million in the fourth quarter of 2015 (both of the terminations described above also resulted in asset impairment charges as described in Note 11), partially offset by accretion for the time value of money for the Salix Acquisition and the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement").

For the year ended December 31, 2014, a net gain of $14 million was recognized as Acquisition-related contingent consideration in the consolidated statements of income (loss). The acquisition-related contingent consideration net gain was primarily driven by net fair value adjustments of $19 million related to the Elidel®/Xerese®/Zovirax® agreement, as a result of continued assessment of the impact from generic competition on performance trends and future revenue forecasts for Zovirax®.

(2)
The 2015 issuances relate primarily to the Sprout Acquisition, the Salix Acquisition, the acquisition of certain assets of Marathon, and the Amoun Acquisition, as well as the impact of measurement period adjustments, as described in Note 4. The 2014 issuances relate primarily to contingent consideration liabilities related to the Solta Medical acquisition and other smaller acquisitions.

(3)
The 2015 payments of acquisition-related contingent consideration primarily relate to the Elidel®/Xerese®/Zovirax® agreement, the acquisition of certain assets of Marathon, the OraPharma Topco Holdings, Inc. ("OraPharma") acquisition consummated in June 2012, the iNova acquisition consummated in December 2011, and the Targretin® agreement entered into with Eisai Inc. in February 2013. The 2014 payments of acquisition-related contingent consideration relate to the OraPharma acquisition, the Elidel®/Xerese®/Zovirax® agreement, and other smaller acquisitions. See Note 4 for more information.

There were no transfers into or out of Level 3 during the years ended December 31, 2015 and 2014.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2013, the Company’s assets measured at fair value on a non-recurring basis subsequent to initial recognition included an intangible asset within the Company’s Developed Markets segment, related to ezogabine/retigabine (immediate-

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

release formulation) which is co-developed and marketed under a collaboration agreement with GlaxoSmithKline (“GSK”). The Company recognized an impairment charge of $552 million in the third quarter of 2013 in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income. In addition, the Company fully impaired an IPR&D asset, within the Company’s Developed Markets segment, relating to a modified-release formulation of ezogabine/retigabine, which resulted in a charge of $94 million. The $94 million write-off was recognized in the third quarter of 2013 in In-process research and development impairments and other charges in the consolidated statements of (loss) income. These impairment charges were driven by analysis of expected future cash flows based on the communication received from the FDA in September 2013 regarding labeling changes and a required modification of the approved risk evaluation and mitigation strategy (REMS), which includes restrictions on distribution and additional patient monitoring. Further, as a result of this feedback received from the FDA, GSK decided that all sales force promotion for the product will be eliminated in the U.S., and they will not launch the product in certain other planned territories. Per the terms of the collaboration agreement, GSK controls all sales force promotion for the product.  Such changes were expected to have a significant impact on future cash flows of ezogabine/retigabine. The adjusted carrying amount of the ezogabine/retigabine (immediate-release formulation) of $45 million as of the third quarter of 2013 was equal to its estimated fair value, which was determined using discounted cash flows and represents Level 3 inputs. As a result of the events noted above, the Company believes that the value of the modified-release formulation of ezogabine/retigabine to a market participant would be zero.
For further information regarding asset impairment charges, see Note 11.

8.	TRADE RECEIVABLES, NET
The components of trade receivables, net as of December 31, 2015 and 2014 were as follows:

	2015	2014
Trade	$2,754.2	$2,111.7
Less allowance for doubtful accounts	(67.3)	(35.9)
	$2,686.9	$2,075.8

9.	INVENTORIES
The components of inventories as of December 31, 2015 and 2014 were as follows:

	2015	2014 (Restated)
Raw materials(1)	$289.3	$191.1
Work in process(1)	152.7	94.2
Finished goods(1)	814.6	603.9
	$1,256.6	$889.2
___________________________________

(1)	The components of inventories shown in the table above are net of allowance for obsolescence.

10.	PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2015 and 2014 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2015	2014 (Restated)
Land	$81.1	$79.6
Buildings	655.4	602.8
Machinery and equipment	1,240.3	1,083.1
Other equipment and leasehold improvements	362.8	278.0
Equipment on operating lease	34.3	32.7
Construction in progress	251.9	214.0
	2,625.8	2,290.2
Less accumulated depreciation	(1,184.0)	(977.9)
	$1,441.8	$1,312.3
Depreciation expense amounted to $209 million, $187 million, and $114 million in the years ended December 31, 2015, 2014 and 2013, respectively.

11.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2015 and 2014 were as follows:

	Weighted- Average Useful Lives (Years)	2015			2014 (Restated)
		Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	9	$22,082.8	$(5,236.4)	$16,846.4	$10,320.1	$(3,579.8)	$6,740.3
Corporate brands	17	1,066.1	(107.1)	959.0	366.1	(65.2)	300.9
Product rights/patents	8	4,339.9	(1,711.7)	2,628.2	3,225.9	(1,263.8)	1,962.1
Partner relationships	3	217.6	(170.3)	47.3	236.8	(107.5)	129.3
Technology and other	7	480.3	(186.1)	294.2	282.0	(124.3)	157.7
Total finite-lived intangible assets(1)	8	28,186.7	(7,411.6)	20,775.1	14,430.9	(5,140.6)	9,290.3
Indefinite-lived intangible assets:
Acquired IPR&D(2)	NA	610.4	—	610.4	290.1	—	290.1
Corporate brand(3)	NA	1,697.5	—	1,697.5	1,697.5	—	1,697.5
		$30,494.6	$(7,411.6)	$23,083.0	$16,418.5	$(5,140.6)	$11,277.9
____________________________________

(1)
In the fourth quarter of 2015, the Company recognized impairment charges of $79 million related to the write-off of intangible assets and $23 million related to the write-off of property, plant and equipment, in connection with the termination (the termination was announced in October 2015) of the arrangements with and relating to Philidor (Developed Markets segment). Refer to Note 4 for additional information regarding the Philidor arrangements and their termination. In addition, in the fourth quarter of 2015, the Company recognized an impairment charge of $27 million related to the write-off of ezogabine/retigabine (immediate-release formulation) (Developed Markets segment) resulting from further analysis of commercialization strategy and projections. GSK controls all sales force promotion for ezogabine/retigabine. See Note 7 for information regarding impairment charges recognized in 2013 relating to ezogabine/retigabine.

In the third quarter of 2015, the Company recognized an impairment charge of $26 million related to Zelapar® (Developed Markets segment), resulting from declining sales trends.
In the fourth quarter of 2014, the Company recognized a write-off of $55 million related to the Kinerase® product (Developed Markets segment). The write-off was driven by the discontinuation of the product.
In the third quarter of 2014, the Company recognized a write-off of $32 million related to Grifulvin®, an anti-fungal product (Developed Markets segment). The write-off was driven by withdrawal of the supplemental Abbreviated New Drug Application, which resulted from assessment of extended timelines and increased costs associated with a change in the supplier and the manufacturing process, based on feedback received from the FDA.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

These impairment charges were recognized in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income.

(2)	The Company acquired certain IPR&D assets as part of the Salix Acquisition, as described further in Note 4.
In the fourth quarter of 2015, the Company wrote off an IPR&D asset of $28 million related to the Emerade® development program in the U.S. (Developed Markets segment) based on analysis of feedback received from the FDA, and such program was terminated in the U.S.
In the third quarter of 2015, the Company wrote off an IPR&D asset of $90 million related to the Rifaximin SSD development program (Developed Markets segment) based on analysis of Phase 2 study data, and the program was subsequently terminated.
In the second quarter of 2015, the Company wrote off an IPR&D asset of $12 million related to the Arestin® Peri-Implantitis development program (Developed Markets segment), resulting from analysis of Phase 3 study data.
In the third quarter of 2014, the Company wrote off IPR&D assets of $20 million primarily related to analysis of Phase 2 study data for a dermatological product candidate (Developed Markets segment) acquired in the December 2012 Medicis acquisition.
The write-offs of the IPR&D assets were recognized in In-process research and development impairments and other charges in the consolidated statements of (loss) income.

(3)	Represents the B&L corporate trademark, which has an indefinite useful life and is not amortizable. See Note 4 for further information.
Estimated aggregate amortization expense for each of the five succeeding years ending December 31 is as follows:

	2016	2017	2018	2019	2020
Amortization expense(1)	$2,733.2	$2,659.0	$2,522.7	$2,383.9	$2,176.6
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any.
Goodwill
The changes in the carrying amount of goodwill for years ended December 31, 2015 and 2014 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, December 31, 2013	$7,428.7	$2,323.4	$9,752.1
Additions (Restated)(1)	332.4	78.9	411.3
Adjustments(2)	(19.6)	(4.3)	(23.9)
Divestitures(3)	(428.9)	—	(428.9)
Foreign exchange and other	(182.6)	(166.6)	(349.2)
Balance, December 31, 2014 (Restated)	7,130.0	2,231.4	9,361.4
Additions(4)	9,154.1	308.6	9,462.7
Adjustments(5)	33.5	3.7	37.2
Foreign exchange and other	(176.3)	(132.2)	(308.5)
Balance, December 31, 2015	$16,141.3	$2,411.5	$18,552.8
____________________________________

(1)	Primarily relates to the PreCision and Solta Medical acquisitions.

(2)	Primarily reflects the impact of measurement period adjustments related to the B&L Acquisition.

(3)	See Note 5 for additional information regarding divestitures.

(4)	Primarily relates to the Salix Acquisition and the Sprout Acquisition (as described in Note 4).

(5)	Primarily reflects the impact of measurement period adjustments for 2014 acquisitions, including PreCision and other smaller acquisitions.
As describe in Note 4, the allocations of the goodwill balance associated with certain acquisitions are provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

12.	ACCRUED AND OTHER CURRENT LIABILITIES
The major components of accrued and other current liabilities as of December 31, 2015 and 2014 were as follows:

	2015	2014 (Restated)
Product rebates	$901.9	$692.5
Product returns	626.4	380.3
Accrued deferred consideration(1)	515.6	—
Interest	327.8	196.7
Salix legal-related accruals(2)	315.3	—
Employee costs	243.5	204.9
Income taxes payable	221.3	122.9
Restructuring, integration and other costs	60.7	66.6
Royalties	83.8	41.4
Advertising and promotion	77.3	33.3
Professional fees	52.8	55.6
Value added tax	37.1	24.7
Capital expenditures	17.4	25.6
Deferred income	16.6	18.7
Short-term borrowings	15.5	6.2
Legal settlements and related fees	12.3	8.0
Accrued milestones	49.0	62.0
Liabilities for uncertain tax positions	6.7	6.8
Other	278.1	210.8
	$3,859.1	$2,157.0
____________________________________

(1)	Consists primarily of the $500 million deferred consideration for the Sprout Acquisition, which was paid in the first quarter of 2016.

(2)
Represents accruals for certain legal matters related to legacy Salix business assumed by the Company in connection with the Salix Acquisition (see Note 21 for additional information regarding these legal matters).

13.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of December 31, 2015 and 2014, respectively, is outlined in the table below:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Maturity Date	2015	2014
Revolving Credit Facility(1)	April 2018	$250.0	$165.0
Series A-1 Tranche A Term Loan Facility, net of unamortized debt discount (2015 — $0.6; 2014 — $1.7)(1)	April 2016	140.4	139.3
Series A-2 Tranche A Term Loan Facility, net of unamortized debt discount (2015 — $0.8; 2014 — $2.6)(1)	April 2016	137.3	135.5
Series A-3 Tranche A Term Loan Facility, net of unamortized debt discount (2015 — $28.8; 2014 — $26.5)(1)	October 2018	1,881.5	1,633.8
Series A-4 Tranche A Term Loan Facility, net of unamortized debt discount (2015 — $11.2)(1)	April 2020	951.3	—
Series D-2 Tranche B Term Loan Facility, net of unamortized debt discount (2015 — $21.1; 2014 — $20.2)(1)	February 2019	1,087.5	1,088.4
Series C-2 Tranche B Term Loan Facility, net of unamortized debt discount (2015 — $17.7; 2014 — $17.8)(1)	December 2019	835.1	835.0
Series E-1 Tranche B Term Loan Facility, net of unamortized debt discount (2015 — $16.6; 2014 — $4.0)(1)	August 2020	2,531.2	2,543.8
Series F Tranche B Term Loan Facility, net of unamortized debt discount (2015 — $63.1)(1)	April 2022	4,055.8	—
Senior Notes:
6.875%, net of unamortized debt discount (2014 — $3.0)	December 2018	—	496.6
7.00%, net of unamortized debt discount (2015 — $2.0; 2014 — $2.5)	October 2020	688.0	687.5
6.75%, net of unamortized debt discount (2015 — $3.9; 2014 — $4.6)	August 2021	646.1	645.4
7.25%, net of unamortized debt discount (2015 — $7.9; 2014 — $9.1)	July 2022	542.1	540.9
6.375%, net of unamortized discount (2015 — $23.5; 2014 — $28.4)	October 2020	2,226.5	2,221.6
6.75%, net of unamortized discount (2015 — $11.2; 2014 — $15.5)	August 2018	1,588.8	1,584.5
7.50%, net of unamortized discount (2015 — $15.3; 2014 — $18.1)	July 2021	1,609.7	1,606.9
5.625%, net of unamortized discount (2015 — $6.8; 2014 — $8.2)	December 2021	893.2	891.8
5.50%, net of unamortized discount (2015 — $9.4)	March 2023	990.6	—
5.375%, net of unamortized discount (2015 — $20.1)	March 2020	1,979.9	—
5.875%, net of unamortized discount (2015 — $35.0)	May 2023	3,215.0	—
4.50%, net of unamortized discount (2015 — $17.6)(2)	May 2023	1,611.8	—
6.125%, net of unamortized discount (2015 — $35.7)	April 2025	3,214.3	—
Other(3)	Various	12.3	12.9
		31,088.4	15,228.9
Less current portion		(823.0)	(0.9)
Total long-term debt		$30,265.4	$15,228.0
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”).

(2)	Represents the U.S. dollar equivalent of Euro-denominated debt (discussed below).

(3)	Relates primarily to the debentures assumed in the B&L Acquisition, as described in Note 4.
The Company’s Senior Secured Credit Facilities and indentures governing its senior notes contain customary affirmative and negative covenants, including, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The indentures relating to the senior notes issued by the Company’s subsidiary Valeant contain similar covenants.
The Company’s Senior Secured Credit Facilities also contain specified financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio) and specified events of default. The Company’s and Valeant’s indentures also contain certain specified events of default.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

In addition, the recent amendment to the Company's Credit Agreement, effective April 11, 2016 (the “April 2016 amendment”), imposes a number of additional restrictions on the Company until the Company files its Quarterly Report on Form 10-Q for the first quarter of 2016 and the Company achieves specified leverage ratios. See Note 26 for additional details on and exceptions to these restrictions.
As of December 31, 2015, the Company was in compliance with all covenants associated with the Company’s outstanding debt. However, subsequent to December 31, 2015, the Company's delay in filing its Form 10-K for the fiscal year ended December 31, 2015 resulted in a violation of covenants contained in the Company's Credit Agreement and senior note indentures, for which the Company received several notices of default in April 2016 in respect of certain series of the Company's senior notes. All defaults under the Credit Agreement resulting from the failure to timely deliver the Form 10-K have been waived by the requisite lenders under the Credit Agreement by the April 2016 amendment, and this Form 10-K has been filed within the extended timeframe granted to the Company as part of that amendment and waiver.  The default under the Company’s senior note indentures arising from the failure to timely file the Form 10-K was cured in all respects by the filing of this Form 10-K. See Note 26 for additional information respecting the amendment and waiver to the Credit Agreement and these notices of default.
The total fair value of the Company’s long-term debt, with carrying values of $31.09 billion and $15.23 billion at December 31, 2015 and 2014, was $29.60 billion and $15.78 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).
Aggregate maturities and mandatory amortization payments of the Company's long-term debt for each of the five succeeding years ending December 31 and thereafter are as follows(1):

2016	$823.0
2017	630.9
2018	3,173.0
2019	2,202.9
2020	7,829.3
Thereafter	16,777.5
Total gross maturities	31,436.6
Unamortized discounts	(348.2)
Total long-term debt	$31,088.4
____________________________________

(1)	This schedule does not reflect the effect of the voluntary prepayment of $125 million on April 1, 2016, as discussed later in this footnote.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Credit Agreement with a syndicate of financial institutions and investors.
2013 Activity
In 2013, the Company and certain of its subsidiaries as guarantors entered into a series of amendments to, among other things, (i) reprice and refinance the existing tranche A term loan facility (as so amended, the “Series A-1 Tranche A Term Loan Facility”), (ii) effectuate two repricings of the Series D Tranche B Term Loan Facility and Series C Tranche B Term Loan Facility (as so amended in the second repricing, the “Series D-2 Tranche B Term Loan Facility” and “Series C-2 Tranche B Term Loan Facility”, respectively), and (iii) increase the amount of commitments under the Revolving Credit Facility to $1.0 billion and extend its maturity. In connection with the repricing of the Series D Tranche B Term Loan Facility and the Series C Tranche B Term Loan Facility, the Company recognized a loss on extinguishment of debt of $21 million in the three-month period ended March 31, 2013. In addition, in connection with the B&L Acquisition, the Company issued $850 million of tranche A term loans (the “Series A-2 Tranche A Term Loan Facility”) and $3.2 billion of tranche B term loans (the “Series E Tranche B Term Loan Facility”). Furthermore, on December 20, 2013, the Company entered into Amendment No. 8 to the Credit Agreement to allow for the extension of the maturity of all or a portion of the Series A-1 Tranche A Term Loan Facility and Series A-2 Tranche A Term Loan Facility outstanding from April 20, 2016 to October 20, 2018 (as extended, the “Series A-3 Tranche A Term Loan Facility”).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

2014 Activity
On February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the Series E Tranche B Term Loan Facility by the issuance of $2.95 billion in new term loans (the “Series E-1 Tranche B Term Loan Facility”). Term loans under the Series E Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series E-1 Tranche B Term Loan Facility and proceeds of the additional Series A-3 Tranche A Term Loan Facility described below. The Series E-1 Tranche B Term Loan Facility has terms consistent with the Series E Tranche B Term Loan Facility. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $94 million in the three-month period ended March 31, 2014.
Concurrently, on February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement for the issuance of $226 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. Proceeds from this transaction were used to repay part of the term loans outstanding under the Series E Tranche B Term Loan Facility.
In July 2014, the Company made principal payments of $1.0 billion, in the aggregate, related to the Senior Secured Credit Facilities.
2015 Activity
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
Concurrently with the Salix Acquisition on April 1, 2015, the Company obtained incremental term loan commitments in the aggregate principal amount of $5.15 billion (the "Incremental Term Loan Facilities") under its existing Credit Agreement. The Incremental Term Loan Facilities, which were fully drawn in the second quarter of 2015, consist of (1) $1.00 billion of tranche A term loans (the "Series A-4 Tranche A Term Loan Facility"), bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus a range between 0.75% and 1.25% or (ii) LIBO rate plus a range between 1.75% and 2.25%, in each case, depending on the Company's leverage ratio and having terms that are consistent with the Company's existing tranche A term loans, and (2) $4.15 billion of tranche B term loans (the "Series F Tranche B Term Loan Facility"), bearing interest at a rate per annum equal to, at election of the Company, (i) the base rate plus a range between 2.00% and 2.25% or (ii) LIBO rate plus a range between 3.00% and 3.25%, depending on the Company's secured leverage ratio and subject to a 1.75% base rate floor and 0.75% LIBO rate floor, and having terms that are consistent with the Company's existing tranche B term loans. These interest rates do not reflect the changes resulting from the amendment to the Credit Agreement that became effective on April 11, 2016. See Note 26 for additional information respecting the amendment and waiver to the Credit Agreement. In connection with the issuance of the Incremental Term Loan Facilities, the Company incurred a total of approximately $85 million of costs and fees (treated as a deduction to Long-term debt), including an original issue discount of approximately $21 million.
The Series A-4 Tranche A Term Loan Facility matures on April 1, 2020 and quarterly amortization commenced June 30, 2015 at the initial annual rate of 5%. The amortization schedule under the Series A-4 Tranche A Term Loan Facility will increase to 10% annually commencing June 30, 2016 and 20% annually commencing June 30, 2017, payable in quarterly installments. The Series F Tranche B Term Loan Facility matures on April 1, 2022 and quarterly amortization commenced June 30, 2015 at an annual rate of 1%. These amortization schedules for these loan facilities do not reflect the effect of the voluntary prepayment of $125 million on April 1, 2016, which has an insignificant impact on amortization amounts.
On May 29, 2015, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 11 to the Credit Agreement to reprice the Series D-2 Tranche B Term Loan Facility.  The applicable margins for borrowings under the Series D-2 Tranche B Term Loan Facility, as modified by the repricing, were initially 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. Then, commencing with the delivery of the financial statements of the Company for the fiscal quarter ending September 30, 2015, such margins were changed to between 1.50% and 1.75% for base

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

rate borrowings and between 2.50% and 2.75% for LIBO rate borrowings, in each case, based on the secured leverage ratio of the Company for each fiscal quarter for which financial statements are delivered as required under the Credit Agreement, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor. The applicable margins do not reflect the changes resulting from the amendment to the Credit Agreement that became effective on April 11, 2016. See Note 26 for additional information respecting the amendment and waiver to the Credit Agreement. Costs and fees incurred in connection with the repricing of the Series D-2 Tranche B Term Loan Facility were nominal.
As of December 31, 2015, the remaining quarterly amortization payments for the Senior Secured Credit Facilities were as follows: $11 million for the Series A-1 Tranche A Term Loan Facility; $8 million for the Series A-2 Tranche A Term Loan Facility; $104 million for the Series A-3 Tranche A Term Loan Facility; $13 million for the Series A-4 Tranche A Term Loan Facility, increasing to $25 million starting June 30, 2016 and $50 million starting June 30, 2017; and $10 million for the Series F Tranche B Term Loan Facility. There are no remaining quarterly amortization payments for the Series D-2 Tranche B Term Loan Facility, the Series C-2 Tranche B Term Loan Facility and the Series E-1 Tranche B Term Loan Facility. These amortization payments do not reflect the effect of the voluntary prepayment of $125 million on April 1, 2016, which has an insignificant impact on amortization amounts.
The effective rates of interest for the year ended December 31, 2015 and the applicable margins available as of December 31, 2015 on the Company's borrowings under the Senior Secured Credit Facilities were as follows:

		Margins(2)
	Effective Interest Rate	Base Rate Borrowings	LIBO Rate Borrowings
Revolving Credit Facility	2.51%	1.25%	2.25%
Series A-1 Tranche A Term Loan Facility	2.34%	1.25%	2.25%
Series A-2 Tranche A Term Loan Facility	2.34%	1.25%	2.25%
Series A-3 Tranche A Term Loan Facility	2.34%	1.25%	2.25%
Series A-4 Tranche A Term Loan Facility	2.46%	1.25%	2.25%
Series D-2 Tranche B Term Loan Facility(1)	3.50%	1.75%	2.75%
Series C-2 Tranche B Term Loan Facility(1)	3.59%	2.00%	3.00%
Series E-1 Tranche B Term Loan Facility(1)	3.59%	2.00%	3.00%
Series F Tranche B Term Loan Facility(1)	4.00%	2.25%	3.25%
____________________________________

(1)	Subject to a 1.75% base rate floor and a 0.75% LIBO rate floor.

(2)
The applicable margins included in the table do not reflect the changes from the amendment to the Credit Agreement that became effective on April 11, 2016. See Note 26 for additional information respecting the amendment and waiver to the Credit Agreement.

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
Subject to certain exceptions and customary baskets set forth in the Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from (a) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (b) 50% of the net cash proceeds from the issuance of equity securities subject to decrease based on leverage ratios, (c) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as defined

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

in the Credit Agreement), (d) 50% of Consolidated Excess Cash Flow (as defined in the Credit Agreement) subject to decrease based on leverage ratios and (e) 100% of net cash proceeds from asset sales outside the ordinary course of business (subject to reinvestment rights, which were restricted by the terms of the amendment to the Company’s Credit Agreement effective April 11, 2016. See Note 26 for additional information respecting the amendment and waiver to the Credit Agreement).
The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans. As of December 31, 2015, the Company is permitted to voluntarily repay outstanding loans under the Tranche A Term Loan facilities and Tranche B Term Loan facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans.
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
On April 1, 2016, the Company made a voluntary prepayment in the amount of $125 million that was applied pro rata across the Company’s term loans. The voluntary prepayment represents an estimate of the mandatory excess cash flow payment for the fiscal year ended December 31, 2015 based on preliminary 2015 results at that time.
On April 11, 2016, the Company obtained an amendment and waiver to its Credit Agreement. See Note 26 for additional information on this amendment and waiver.
Senior Notes
The senior notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The senior notes issued by the Company’s subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of the senior notes discussed below, as applicable, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the senior notes repurchased, plus accrued and unpaid interest to, but excluding, the applicable purchase date of the senior notes.
6.875% Senior Notes due 2018
On November 23, 2010, Valeant issued $1.0 billion aggregate principal amount of 6.875% senior notes due December 2018 (the "December 2018 Notes") in a private placement. In connection with the December 29, 2014 redemption of $445 million aggregate principal amount of the December 2018 Notes for $463 million, including a call premium of $15 million, plus accrued and unpaid interest, the Company recognized a loss on the extinguishment of debt of $18 million in the three-month period ended December 31, 2014.
On February 17, 2015, Valeant redeemed the remaining $500 million aggregate principal amount of outstanding December 2018 Notes for $524 million, including a call premium of $17 million, plus accrued and unpaid interest, and satisfied and discharged the December 2018 Notes indenture. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $20 million in the three-month period ended March 31, 2015.
7.00% Senior Notes due 2020
On September 28, 2010, Valeant issued $700 million aggregate principal amount of 7.00% senior notes due 2020 (the “October 2020 Notes”) in a private placement. The October 2020 Notes accrue interest at the rate of 7.00% per year, payable semi-annually in arrears.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Valeant may redeem all or a portion of the October 2020 Notes at the redemption prices applicable to the October 2020 Notes, as set forth in the October 2020 Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.75% Senior Notes due 2021
On February 8, 2011, Valeant issued $650 million aggregate principal amount of 6.75% senior notes due 2021 (the “August 2021 Notes”) in a private placement. The August 2021 Notes accrue interest at the rate of 6.75% per year, payable semi-annually in arrears.
Valeant may redeem all or a portion of the August 2021 Notes at the redemption prices applicable to the August 2021 Notes, as set forth in the August 2021 Notes indenture, plus accrued and unpaid interest to the date of redemption.
7.25% Senior Notes due 2022
On March 8, 2011, Valeant issued $550 million aggregate principal amount of 7.25% senior notes due 2022 (the “2022 Notes”) in a private placement. The 2022 Notes accrue interest at the rate of 7.25% per year, payable semi-annually in arrears.
Valeant may redeem all or a portion of the 2022 Notes at any time prior to July 15, 2016 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after July 15, 2016, Valeant may redeem all or a portion of the 2022 Notes at the redemption prices applicable to the 2022 Notes, as set forth in the 2022 Notes indenture, plus accrued and unpaid interest to the date of redemption.
6.375% Senior Notes due 2020
On October 4, 2012, VPI Escrow Corp. (the “VPI Escrow Issuer”), a newly formed wholly owned subsidiary of Valeant, issued $1.75 billion aggregate principal amount of 6.375% senior notes due 2020 (the “6.375% Notes”) in a private placement. The 6.375% Notes accrue interest at the rate of 6.375% per year, payable semi-annually in arrears. At the time of the closing of the Medicis acquisition, (1) the VPI Escrow Issuer merged with and into Valeant, with Valeant continuing as the surviving corporation, (2) Valeant assumed all of the VPI Escrow Issuer’s obligations under the 6.375% Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Medicis acquisition.
Valeant may redeem all or a portion of the 6.375% Notes at any time prior to October 15, 2016 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a "make-whole" premium. On or after October 15, 2016, Valeant may redeem all or a portion of the 6.375% Notes at the redemption prices applicable to the 6.375% Notes, as set forth in the 6.375% Notes indenture, plus accrued and unpaid interest to the date of redemption.
Concurrently with the offering of the 6.375% Notes, Valeant issued $500 million aggregate principal amount of 6.375% senior notes due 2020 (the “Exchangeable Notes”) in a private placement, the form and terms of such notes being substantially identical to the form and terms of the 6.375% Notes, as described above.
On March 29, 2013, the Company announced that Valeant commenced an offer to exchange (the “Exchange Offer”) any and all of its Exchangeable Notes into 6.375% Notes. Valeant conducted the Exchange Offer in order to satisfy its obligations under the indenture governing the Exchangeable Notes with the anticipated result being that some or all of such notes would be part of a single series of 6.375% Notes under one indenture. The Exchange Offer, which did not result in any changes to existing terms or to the total amount of the Company’s outstanding debt, expired on April 26, 2013. All of the Exchangeable Notes were tendered in the Exchange Offer and exchanged for 6.375% Notes to form a single series.
6.75% Senior Notes due 2018 and 7.50% Senior Notes due 2021
On July 12, 2013, VPII Escrow Corp. (the “VPII Escrow Issuer”), a newly formed wholly-owned subsidiary of the Company, issued $1.6 billion aggregate principal amount of 6.75% senior notes due 2018 (the “August 2018 Notes”) and $1.63 billion aggregate principal amount of 7.50% senior notes due 2021 (the “July 2021 Notes”) in a private placement. The August 2018 Notes accrue interest at the rate of 6.75% per year, payable semi-annually in arrears. The July 2021 Notes accrue interest at the rate of 7.50% per year, payable semi-annually in arrears. At the time of the closing of the B&L Acquisition, (1) the VPII Escrow Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (2) the Company assumed all of the VPII Escrow Issuer’s obligations under the August 2018 Notes and July 2021 Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the B&L Acquisition.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The Company may redeem all or a portion of the August 2018 Notes at the redemption prices applicable to the August 2018 Notes, as set forth in the August 2018 Notes indenture, plus accrued and unpaid interest to the date of redemption. The Company may redeem all or a portion of the July 2021 Notes at any time prior to July 15, 2016 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to July 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the July 2021 Notes with the net proceeds of certain equity offerings at the redemption price set forth in the July 2021 Notes indenture. On or after July 15, 2016, the Company may redeem all or a portion of the July 2021 Notes at the redemption prices applicable to the July 2021 Notes, as set forth in the July 2021 Notes indenture, plus accrued and unpaid interest to the date of redemption.
5.625% Senior Notes due 2021
On December 2, 2013, the Company issued $900 million aggregate principal amount of 5.625% senior notes due 2021 (the “December 2021 Notes”) in a private placement. The December 2021 Notes accrue interest at the rate of 5.625% per year, payable semi-annually in arrears.
The Company may redeem all or a portion of the December 2021 Notes at any time prior to December 1, 2016 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to December 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of the outstanding December 2021 Notes with the net proceeds of certain equity offerings at the redemption price set forth in the December 2021 Notes indenture. On or after December 1, 2016, the Company may redeem all or a portion of the December 2021 Notes at the redemption prices applicable to the December 2021 Notes, as set forth in the December 2021 Notes indenture, plus accrued and unpaid interest to the date of redemption.
5.50% Senior Notes due 2023
On January 30, 2015, the Company issued $1.0 billion aggregate principal amount of 5.50% senior notes due 2023 ("2023 Notes") in a private placement. The 2023 Notes accrue interest at the rate of 5.50% per year, payable semi-annually in arrears.
The Company may redeem all or a portion of the 2023 Notes at any time prior to March 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to March 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the outstanding 2023 Notes with the net proceeds of certain equity offerings at the redemption price set forth in the 2023 Notes indenture. On or after March 1, 2018, the Company may redeem all or a portion of the 2023 Notes at the redemption prices applicable to the 2023 Notes, as set forth in the 2023 Notes indenture, plus accrued and unpaid interest to the date of redemption.
5.375% Senior Notes due 2020, 5.875% Senior Notes due 2023, 4.50% Senior Notes due 2023, and 6.125% Senior Notes due 2025
On March 27, 2015, VRX Escrow Corp. (the "VRX Issuer"), a newly formed wholly owned subsidiary of the Company, issued $2 billion aggregate principal amount of 5.375% senior notes due 2020 (the "2020 Notes"), $3.25 billion aggregate principal amount of 5.875% senior notes due 2023 (the "May 2023 Notes"), €1.50 billion aggregate principal amount of 4.50% senior notes due 2023 (the "Euro Notes”) and $3.25 billion aggregate principal amount of 6.125% senior notes due 2025 (the "2025 Notes" and, together with the 2020 Notes, the May 2023 Notes and the Euro Notes, the "VRX Notes") in a private placement.
In addition, the VRX Issuer entered into an escrow and security agreement (the “Escrow Agreement”) dated as of March 27, 2015, with an escrow agent. Pursuant to the Escrow Agreement, the proceeds from the issuance of the VRX Notes, together with cash sufficient to fund certain accrued and unpaid interest on the VRX Notes, totaling $10.34 billion in the aggregate, were deposited into escrow accounts and held as collateral security for the VRX Issuer’s obligations until the consummation of the Salix Acquisition, which occurred on April 1, 2015. At the time of the closing of the Salix Acquisition, (1) the VRX Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (2) the Company assumed all of the VRX Issuer's obligations under the VRX Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Salix Acquisition (as such, the $10.34 billion referenced in this paragraph was released from restricted cash and cash equivalents in April 2015.)
The 2020 Notes accrue interest at the rate of 5.375% per year, payable semi-annually in arrears. The May 2023 Notes and the Euro Notes accrue interest at the rate of 5.875% and 4.50% per year, respectively, payable semi-annually in arrears. The 2025 Notes accrue interest at the rate of 6.125% per year, payable semi-annually in arrears.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The Company may redeem all or a portion of the 2020 Notes, the May 2023 Notes, the Euro Notes and the 2025 Notes at any time prior to March 15, 2017, May 15, 2018, May 15, 2018 and April 15, 2020, respectively, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. In addition, at any time prior to March 15, 2017 in the case of the 2020 Notes, May 15, 2018 in the case of the May 2023 Notes, May 15, 2018 in the case of the Euro Notes and April 15, 2018 in the case of the 2025 Notes, the Company may redeem up to 40% of the aggregate principal amount of the applicable series of notes with the net proceeds of certain equity offerings at the redemption prices set forth in the applicable indenture. On or after March 15, 2017, May 15, 2018, May 15, 2018 and April 15, 2020, the Company may redeem all or a portion of the 2020 Notes, the May 2023 Notes, the Euro Notes and the 2025 Notes, respectively, at the redemption prices applicable to each series of such notes, as set forth in the applicable indenture, plus accrued and unpaid interest to the date of redemption.
Convertible Notes
The convertible notes assumed as of the acquisition date by the Company in connection with the Salix Acquisition consisted of two tranches: (i) 2.75% senior notes due May 15, 2015 (the “2.75% Convertible Notes”), with an outstanding principal amount of $345 million, and (ii) 1.5% convertible senior notes due March 15, 2019 (the “1.5% Convertible Notes”), with an outstanding principal amount of $690 million.
In connection with the completion of the Salix Acquisition, the Company and the trustee of each of the convertible notes indentures entered into a supplemental indenture on April 1, 2015, providing that, at and after the effective time of the Salix Acquisition, the right to convert each $1,000 principal amount of any notes into cash, shares of common stock of Salix or a combination of cash and shares of common stock of Salix at the Company's election, has been changed to a right to convert each $1,000 principal amount of such notes into cash.
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
Commitment Letters
In connection with the Salix Acquisition (see Note 4), the Company entered into a commitment letter dated as of February 20, 2015 (as amended and restated as of March 8, 2015, the “Salix Commitment Letter”), with a syndicate of banks, led by Deutsche Bank and HSBC. Pursuant to the Salix Commitment Letter, commitment parties committed to provide (i) incremental term loans pursuant to the Credit Agreement of up to $5.55 billion and (ii) senior unsecured increasing rate bridge loans under a new senior unsecured bridge facility of up to $9.60 billion. Subsequently, the Company obtained $15.25 billion in debt financing comprised of a combination of the incremental term loan facilities under the Company's existing Credit Agreement in an aggregate principal amount of $5.15 billion and the issuance of the Notes in the U.S. dollar equivalent aggregate principal amount of approximately $10.1 billion, as described above. In the first quarter of 2015, the Company expensed $72 million of financing costs associated with the Salix Commitment Letter to Interest expense in the consolidated statement of (loss) income.
In addition, on March 27, 2015, the Company issued new equity of approximately $1.45 billion to fund the Salix Acquisition (see Note 15 for further information regarding the equity issuance).
In connection with the B&L Acquisition (see Note 4), the Company and its subsidiary, Valeant, entered into a commitment letter dated as of May 24, 2013 (as amended and restated as of June 4, 2013, the “B&L Commitment Letter”), with various financial institutions to provide up to $9.28 billion of unsecured bridge loans. Subsequently, the Company obtained $9.58 billion in debt and equity financing to fund the B&L Acquisition. In connection with the B&L Commitment Letter, the Company incurred approximately $37 million in fees, which were recognized as deferred financing costs and expensed to Interest expense in the consolidated statements of (loss) income during 2013.

14.	EMPLOYEE BENEFIT PLANS
In connection with the B&L Acquisition completed on August 5, 2013, the Company assumed all of B&L’s benefit obligations and related plan assets. This includes defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy B&L U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

31, 2004 were preserved. Participants continue to earn interest credits on their cash balance. The most significant non-U.S. plans are two defined benefit plans in Ireland. In 2011, both Ireland benefit plans were closed to future service benefit accruals; however additional accruals related to annual salary increases continued. In December 2014, one of the Ireland benefit plans was amended effective August 2014 to eliminate future benefit accruals related to salary increases. All of the pension benefits accrued through the plan amendment date were preserved. As a result of the recent plan amendment, there are no active plan participants accruing benefits under the amended Ireland benefit plan. The U.S. postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
In addition to the B&L benefit plans, outside of the U.S., a limited group of Valeant employees are covered by defined benefit pension plans.
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
The table below presents the amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefit Plans						Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Unrecognized actuarial (losses) gains	$(23.8)	$(18.2)	$11.2	$(39.5)	$(72.9)	$12.7	$(1.2)	$(3.8)	$1.0
Unrecognized prior service credits(1)	—	—	—	23.5	26.8	—	23.0	25.5	27.9
____________________________________

(1)	Relates to negative plan amendments, as described below.
Of the December 31, 2015 amounts, the Company expects to recognize $2 million and $1 million of unrecognized prior service credits related to the U.S. postretirement benefit plan and the non-U.S. pension benefit plans, respectively, in net periodic (benefit) cost during 2016. In addition, the Company expects to recognize $1 million of unrecognized net loss related to the non-U.S. pension benefit plans in net periodic (benefit) cost during 2016.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the years ended December 31, 2015 and 2014:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Pension Benefit Plans						Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$1.6	$0.4	$0.1	$3.1	$3.9	$2.2	$1.9	$1.7	$0.9
Interest cost	9.5	10.8	4.5	6.0	8.3	3.7	2.2	2.3	1.6
Expected return on plan assets	(14.5)	(14.7)	(5.9)	(7.3)	(7.7)	(3.1)	(0.2)	(0.5)	(0.3)
Amortization of net loss (gain)	—	—	—	1.0	(0.2)	—	—	—	—
Curtailment gain recognized	—	—	—	—	(1.6)	—	—	—	—
Amortization of prior service credit	—	—	—	(0.6)	—	—	(2.5)	(2.5)	—
Settlement loss (gain) recognized	—	0.9	(0.1)	1.7	0.2	0.6	—	—	—
Other	—	—	—	0.3	0.2	—	—	—	—
Net periodic (benefit) cost	$(3.4)	$(2.6)	$(1.4)	$4.2	$3.1	$3.4	$1.4	$1.0	$2.2

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2015 and 2014:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	2015	2014	2015	2014	2015	2014
Change in Projected benefit Obligation
Projected benefit obligation, beginning of year	$251.8	$234.6	$272.6	$229.7	$62.2	$59.2
Service cost	1.6	0.4	3.1	3.9	1.9	1.7
Interest cost	9.5	10.8	6.0	8.3	2.2	2.3
Employee contributions	—	—	—	—	1.2	1.2
Plan amendments(1)	—	—	—	(29.4)	—	—
Plan curtailments	—	—	—	(1.6)	—	—
Settlements	—	(13.0)	(8.9)	(0.4)	—	—
Benefits paid	(16.0)	(10.4)	(4.9)	(6.2)	(6.8)	(8.1)
Actuarial (gains) losses	(14.9)	29.4	(27.6)	101.9	(2.8)	5.9
Currency translation adjustments	—	—	(25.8)	(33.8)	—	—
Other	—	—	2.7	0.2	—	—
Projected benefit obligation, end of year	232.0	251.8	217.2	272.6	57.9	62.2

Change in Plan Assets
Fair value of plan assets, beginning of year	$196.6	$197.3	$140.5	$139.1	$9.1	$14.5
Actual return on plan assets	(6.1)	13.8	3.6	17.5	—	1.5
Employee contributions	—	—	—	—	1.2	1.2
Company contributions	7.8	8.9	6.2	8.4	—	—
Settlements	—	(13.0)	(8.9)	(0.4)	—	—
Benefits paid	(16.0)	(10.4)	(4.9)	(6.2)	(6.8)	(8.1)
Currency translation adjustments	—	—	(13.1)	(17.9)	—	—
Other	—	—	2.6	—	—	—
Fair value of plan assets, end of year	182.3	196.6	126.0	140.5	3.5	9.1
Funded Status at end of year	$(49.7)	$(55.2)	$(91.2)	$(132.1)	$(54.4)	$(53.1)

Recognized as:
Other long-term assets, net	$—	$—	$—	$1.4	$—	$—
Accrued and other current liabilities	—	—	(1.6)	(2.0)	(3.3)	—
Pension and other benefit liabilities	(49.7)	(55.2)	(89.6)	(131.5)	(51.1)	(53.1)
____________________________________

(1)
In December 2014, one of the Ireland benefit plans was amended effective August 2014 to eliminate future benefit accruals related to salary increases. The reduction in accruing benefits was accounted for as a negative plan amendment resulting in an accumulated benefit obligation reduction that was recognized as a component of accumulated other comprehensive loss and is being amortized into income over approximately 42.5 years. In the fourth quarter of 2013, the Company announced that effective January 1, 2014, B&L will no longer offer medical and life insurance coverage to new retirees. The reduction in medical benefits was accounted for as a negative plan amendment resulting in an accumulated postretirement benefit obligation reduction that was recognized as a component of accumulated other comprehensive loss and is being amortized into income over approximately 11.3 years.

A number of the Company’s pension benefit plans were underfunded as of December 31, 2015 and 2014, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded plans is presented in the following table:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Pension Benefit Plans
	U.S. Plan		Non-U.S. Plans
	2015	2014	2015	2014
Projected benefit obligation	$232.0	$251.8	$216.1	$266.4
Accumulated benefit obligation	232.0	251.8	207.0	257.3
Fair value of plan assets	182.3	196.6	125.1	133.1
Information for the pension benefit plans that are underfunded on a projected benefit obligation basis (versus underfunded on an accumulated benefit basis as in the table above) is presented in the following table:

	Pension Benefit Plans
	U.S. Plan		Non-U.S. Plans
	2015	2014	2015	2014
Projected benefit obligation	$232.0	$251.8	$217.2	$267.9
Fair value of plan assets	182.3	196.6	126.0	134.3
The non-U.S. benefit plans’ accumulated benefit obligation for both the funded and underfunded pension benefit plans was $208 million and $263 million as of December 31, 2015 and 2014, respectively.
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2016, the Company does not expect to make additional contributions to the U.S. pension benefit plan and expects to contribute $6 million and $3 million to the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively.
The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2016.
Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2016	$12.8	$3.3	$6.8
2017	18.5	3.3	6.3
2018	18.1	3.6	5.7
2019	17.4	4.2	5.3
2020	18.1	4.0	4.8
2021-2025	82.9	30.8	19.1
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations as of December 31, 2015, 2014 and 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Pension Benefit Plans			Postretirement Benefit Plan(1)

	2015	2014	2013	2015	2014	2013
For Determining Net Periodic (Benefit) Cost
U.S. Plans:
Discount rate(2)	3.90%	4.70%	4.50%	3.70%	4.30%	4.50%
Expected rate of return on plan assets	7.50%	7.50%	7.50%	5.50%	5.50%	5.50%
Rate of compensation increase	—	—	—	—	—	—
Non-U.S. Plans:
Discount rate	2.41%	3.86%	3.61%
Expected rate of return on plan assets	5.60%	5.63%	5.59%
Rate of compensation increase	2.86%	2.88%	2.80%

	Pension Benefit Plans		Postretirement Benefit Plan(1)

	2015	2014	2015	2014
For Determining Benefit Obligation
U.S. Plans:
Discount rate	4.34%	3.90%	4.13%	3.70%
Rate of compensation increase	—	—	—	—
Non-U.S. Plans:
Discount rate	2.74%	2.41%
Rate of compensation increase	2.87%	2.86%
____________________________________

(1)	The Company does not have non-U.S. postretirement benefit plans.

(2)	The discount rate in 2014 for the U.S. postretirement benefit plan was impacted by the amendment described above which eliminated coverage for new retirees.
The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2015 was 7.50% and for the postretirement benefit plan was 5.50%. The expected return for the U.S. postretirement plan is based on the expected return for the U.S. pension plan reduced by 2.0% to reflect an estimate of additional administrative expenses. The expected return on plan assets for the Company’s Ireland pension plans was 6.0% for 2015.
The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.
The 2016 expected rate of return for the U.S. pension benefit plan and the U.S. postretirement benefit plan will remain at 7.50% and 5.50%, respectively. The 2016 expected rate of return for the Ireland pension benefit plans will be 5.80%.
Plan Assets
Pension and postretirement benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2015 and 2014:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Pension Benefit Plans		Postretirement Benefit Plan
	2015	2014	2015	2014
U.S. Plan
Equity securities	61%	60%	57%	45%
Fixed income securities	39%	40%	20%	16%
Cash	—%	—%	23%	39%
Non-U.S. Plans
Equity securities	44%	44%
Fixed income securities	41%	42%
Other	15%	14%
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
Fair Value of Plan Assets
The Company measured the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 7.
The table below presents total plan assets by investment category as of December 31, 2015 and 2014 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	Pension Benefit Plans - U.S. Plans
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	As of December 31, 2015				As of December 31, 2014
Cash & cash equivalents(1)	$—	$—	$—	$—	$1.3	$—	$—	$1.3
Commingled funds:(2)(3)
Equity securities:
U.S. broad market	—	69.2	—	69.2	—	74.9	—	74.9
Emerging markets	—	16.4	—	16.4	—	15.9	—	15.9
Non-U.S. developed markets	—	24.9	—	24.9	—	25.5	—	25.5
Fixed income securities:
Investment grade	—	53.0	—	53.0	—	59.4	—	59.4
Global high yield	—	18.8	—	18.8	—	19.6	—	19.6
	$—	$182.3	$—	$182.3	$1.3	$195.3	$—	$196.6

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Pension Benefit Plans - Non-U.S. Plans
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	As of December 31, 2015				As of December 31, 2014
Cash & cash equivalents(1)	$13.0	$—	$—	$13.0	$14.0	$—	$—	$14.0
Commingled funds:(2)(3)
Equity securities:
Emerging markets	—	0.3	—	0.3	—	1.0	—	1.0
Worldwide developed markets	—	55.5	—	55.5	—	61.5	—	61.5
Fixed income securities:
Investment grade	—	10.4	—	10.4	—	11.2	—	11.2
Global high yield	—	0.8	—	0.8	—	1.0	—	1.0
Government bond funds	—	40.0	—	40.0	—	46.4	—	46.4
Other assets	—	6.0	—	6.0	—	5.4	—	5.4
	$13.0	$113.0	$—	$126.0	$14.0	$126.5	$—	$140.5

	Postretirement Benefit Plan
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	As of December 31, 2015				As of December 31, 2014
Cash	$0.8	$—	$—	$0.8	$3.5	$—	$—	$3.5
Insurance policies(4)	—	2.7	—	2.7	—	5.6	—	5.6
	$0.8	$2.7	$—	$3.5	$3.5	$5.6	$—	$9.1
____________________________________

(1)
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.

(2)
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 90% and 85% of the non-U.S. commingled funds in 2015 and 2014, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.

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

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015 and 2014.
Health Care Cost Trend Rate
The health care cost trend rate assumptions for the postretirement benefit plan are as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2015	2014
Health care cost trend rate assumed for next year	7.02%	7.31%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2029
A one percentage point change in health care cost trend rate would have had the following effects:

	One Percentage Point
	Increase	Decrease
Effect on benefit obligations	$0.7	$0.6
 Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $28 million, $21 million and $16 million to these plans in the years ended December 31, 2015, 2014 and 2013, respectively.

15.	SECURITIES REPURCHASES AND SHARE ISSUANCES
Securities Repurchase Programs
On November 19, 2012, the Company announced that its Board of Directors had approved a new securities repurchase program (the “2012 Securities Repurchase Program”). Under the 2012 Securities Repurchase Program, which commenced on November 15, 2012, the Company could make purchases of up to $1.50 billion of senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2012 Securities Repurchase Program terminated on November 14, 2013.
On November 21, 2013, the Company’s Board of Directors approved a new securities repurchase program (the “2013 Securities Repurchase Program”). Under the 2013 Securities Repurchase Program, which commenced on November 22, 2013, the Company could make purchases of up to $1.50 billion of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2013 Securities Repurchase Program terminated on November 21, 2014.
On November 20, 2014, the Company’s Board of Directors approved a new securities repurchase program (the “2014 Securities Repurchase Program”). Under the 2014 Securities Repurchase Program, which commenced on November 21, 2014, the Company could make purchases of up to $2.00 billion of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2014 Securities Repurchase Program terminated on November 20, 2015.
On November 18, 2015, the Company’s Board of Directors approved a new securities repurchase program (the “2015 Securities Repurchase Program”). Under the 2015 Securities Repurchase Program, which commenced on November 21, 2015, the Company could make purchases of up to $3.00 billion of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2015 Securities Repurchase Program will terminate on November 20, 2016.
The Board of Directors also approved a sub-limit under the 2015 Securities Repurchase Program for the repurchase of an amount of common shares equal to the greater of 10% of the Company’s public float or 5% of the Company’s issued and outstanding common shares, in each case calculated as of the date of the commencement of the 2015 Securities Repurchase Program. The Company may initially purchase up to 5% of the Company's issued and outstanding common shares, calculated as of the date of the commencement of the 2015 Securities Repurchase Program, through the facilities of the New York Stock Exchange (“NYSE”). Subject to completion of appropriate filings with and approval by the Toronto Stock Exchange (“TSX”), the Company may also make purchases of its common shares over the facilities of the TSX. Purchases of common shares will be made at prevailing market prices of such shares on the NYSE or the TSX, as the case may be, at the time of the acquisition and shall be made in accordance with the respective rules and guidelines of the NYSE and the TSX and applicable law.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Repurchases of Shares and Senior Notes
During the year ended December 31, 2015, no common shares were repurchased under the 2015 Securities Repurchase Program.
During the year ended December 31, 2015, under the 2014 Securities Repurchase Program, the Company repurchased 424,215 of its common shares for an aggregate purchase price of $72 million. The excess of the purchase price over the carrying value of the common shares repurchased of $60 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
During the years ended December 31, 2014 and 2013, no common shares were repurchased under the 2013 Securities Repurchase Program or the 2014 Securities Repurchase Program.
During the year ended December 31, 2013, under the 2012 Securities Repurchase Program, the Company repurchased 507,957 of its common shares for an aggregate purchase price of $36 million. The excess of the purchase price over the carrying value of the common shares repurchased of $26 million was charged to the accumulated deficit. These common shares were subsequently cancelled.
During the years ended December 31, 2015, 2014, and 2013, the Company did not make any purchases of its senior notes under the applicable securities repurchase programs.
Additional Repurchases outside the 2012 Securities Repurchase Program
In addition to the repurchases made under the 2012 Securities Repurchase Program, during the second quarter of 2013, the Company repurchased an additional 217,294 of its common shares on behalf of certain members of the Company’s Board of Directors, in connection with the share settlement of certain deferred stock units and restricted stock units held by such directors following the termination of the applicable equity program. These common shares were subsequently transferred to such directors. These common shares were repurchased for an aggregate purchase price of $20 million. The excess of the purchase price over the carrying value of the common shares repurchased of $16 million was charged to the accumulated deficit. As the common shares were repurchased on behalf of certain of the Company’s directors, these repurchases were not made under the 2012 Securities Repurchase Program.
Issuances of Common Stock
On June 10, 2015, the Company issued 213,610 common shares, representing a portion of the consideration transferred in connection with the acquisition of certain assets of Dendreon. The shares had an aggregate value of approximately $50 million as of the date of issuance. See Note 4 for additional information regarding the acquisition of certain assets of Dendreon.
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
On June 24, 2013, the Company completed, pursuant to an Underwriting Agreement with Goldman Sachs & Co. and Goldman Sachs Canada, Inc., a public offering for the sale of 27,058,824 of its common shares, no par value, at a price of $85.00 per share, or aggregate gross proceeds of approximately $2.3 billion. In connection with the issuance of these new common shares, the Company incurred approximately $31 million of issuance costs, which has been reflected as reduction to the gross proceeds from the equity issuance.

16.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 13,119,260 shares were available for future grants as of December 31, 2015. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units ("RSUs"):

	2015	2014	2013
Stock options	$17.1	$18.2	$17.3
RSUs	123.0	60.0	28.2
Share-based compensation expense	$140.1	$78.2	$45.5

Research and development expenses	$6.0	$5.6	$—
Selling, general and administrative expenses	134.1	72.6	45.5
Share-based compensation expense	$140.1	$78.2	$45.5
On June 30, 2015, the Company's former Chief Financial Officer terminated his employment and subsequently entered into a consulting service agreement with the Company through January 2016.  As a result, the outstanding awards held by him were modified to allow the recipient to continue vesting in those awards as service is rendered during the consulting services period. Share-based compensation expense previously recognized of $6 million related to the original awards was reversed in the second quarter of 2015 when such awards were deemed improbable of vesting.  The modified awards are re-measured at fair value, at each reporting period, until a performance commitment is reached or the performance is complete. The value of the modified awards is recognized as expense over the requisite service period and resulted in expense of $12 million for the year ended December 31, 2015. Subsequently, on January 6, 2016, the consulting services period was terminated in connection with such executive’s appointment as the Company’s interim chief executive officer.  The termination of the consulting services period resulted in acceleration of vesting for all unvested equity awards that were scheduled to vest during the remainder of such consulting services period (January 2016) and consequently, the associated unrecognized expense was fully recognized on such date.
In the second quarter of 2013, certain equity awards held by current non-management directors were modified from units settled in common shares to units settled in cash, which changed the classification from equity awards to liability awards. The resulting reduction in share-based compensation expense of $6 million was more than offset by incremental compensation expense of $21 million recognized in the second quarter of 2013, which represents the fair value of the awards settled in cash.
The Company recognized $57 million, $17 million, and $24 million of tax benefits from share-based compensation in the years ended December 31, 2015, 2014 and 2013 respectively.
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
The fair values of all stock options granted during the years ended December 31, 2015, 2014 and 2013 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2015	2014	2013
Expected stock option life (years)(1)	3.4	5.8	4.0
Expected volatility(2)	44.5%	43.0%	40.1%
Risk-free interest rate(3)	1.3%	1.8%	1.0%
Expected dividend yield(4)	—%	—%	—%
____________________________________

(1)	Determined based on historical exercise and forfeiture patterns.

(2)	Determined based on implied volatility in the market traded options of the Company’s common stock.

(3)	Determined based on the rate at the time of grant for zero-coupon U.S. or Canadian government bonds with maturity dates equal to the expected life of the stock option.

(4)	Determined based on the stock option’s exercise price and expected annual dividend rate at the time of grant.
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
The following table summarizes stock option activity during the year ended December 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	7.7	$31.44
Granted	0.1	212.24
Exercised	(0.7)	43.49
Expired or forfeited	(0.2)	91.55
Outstanding, December 31, 2015	6.9	$32.59	4.3	$499.2
Vested and exercisable, December 31, 2015	6.1	$20.52	3.7	$493.9
The weighted-average fair values of all stock options granted in 2015, 2014 and 2013 were $73.10, $62.15 and $30.47, respectively. The total intrinsic values of stock options exercised in 2015, 2014 and 2013 were $119 million, $87 million and $30 million, respectively. Proceeds received on the exercise of stock options in 2015, 2014 and 2013 were $30 million, $17 million and $10 million, respectively.
As of December 31, 2015, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $33 million, which will be amortized over the weighted-average remaining requisite service period of approximately 3.0 years. The total fair value of stock options vested in 2015, 2014 and 2013 were $26 million, $36 million and $26 million, respectively.
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
The following table summarizes non-vested time-based RSU activity during the year ended December 31, 2015:

	Time-Based RSUs	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2015	0.9	$51.34
Granted	1.0	110.01
Vested	(0.1)	85.58
Non-vested, December 31, 2015	1.8	$80.96
As of December 31, 2015, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $100 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years. The total fair value of time-based RSUs vested in 2015, 2014 and 2013 were $7 million, $8 million and $15 million, respectively.
Performance-Based RSUs
Each vested RSU with performance goals (“performance-based RSU”) represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum. Performance-based RSUs vest upon achievement of certain share price appreciation conditions. If the Company’s performance is below a specified performance level, no common shares will be paid.
The fair value of each performance-based RSU granted during the years ended December 31, 2015, 2014 and 2013 was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved.
The fair values of performance-based RSUs granted during the years ended December 31, 2015, 2014 and 2013 were estimated with the following assumptions:

	2015	2014	2013
Contractual term (years)	2.8 - 6.3	2.6 - 6.3	2.8 - 4.3
Expected Company share volatility(1)	40.9% - 60.3%	38.7% - 45.4%	36.1% - 44.4%
Risk-free interest rate(2)	1.1% - 2.1%	0.8% - 2.3%	0.5% - 1.3%
____________________________________

(1)	Determined based on historical volatility over the contractual term of the performance-based RSU.

(2)	Determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during the year ended December 31, 2015:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Performance- Based RSUs	Weighted- Average Grant-Date Fair Value
Non-vested, January 1, 2015	1.2	$160.44
Granted	0.8	320.15
Vested	(0.3)	78.80
Forfeited	(0.2)	217.39
Non-vested, December 31, 2015	1.5	$261.33
As of December 31, 2015, the total remaining unrecognized compensation expense related to the non-vested performance-based RSUs amounted to $252 million, which will be amortized over the weighted-average remaining requisite service period of approximately 3.5 years. A maximum of 4,610,663 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2015.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of December 31, 2015, 2014 and 2013 were as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain on Equity Investment	Net Unrealized Holding Gain on Available- For-Sale Equity Securities	Net Unrealized Holding Loss on Available- For-Sale Debt Securities	Pension Adjustment	Total
Balance, January 1, 2013	$(119.5)	$—	$0.4	$—	$(0.3)	$(119.4)
Foreign currency translation adjustment	(50.8)	—	—	—	—	(50.8)
Net unrealized holding gain on available-for-sale equity securities	—	—	3.6	—	—	3.6
Reclassification to net income (loss)(1)	—	—	(4.0)	—	—	(4.0)
Pension adjustment, net of tax(2)	—	—	—	—	37.8	37.8
Balance, December 31, 2013	(170.3)	—	—	—	37.5	(132.8)
Foreign currency translation adjustment	(716.2)	—	—	—	—	(716.2)
Unrealized gain on equity method investment, net of tax	—	51.3	—	—	—	51.3
Reclassification to net income (loss)(1)	—	(51.3)	—	—	—	(51.3)
Net unrealized holding gain on available-for-sale equity securities, net of tax	—	—	1.8	—	—	1.8
Reclassification to net income (loss)(1)	—	—	(1.8)	—	—	(1.8)
Pension adjustment, net of tax(2)	—	—	—	—	(66.9)	(66.9)
Balance, December 31, 2014	(886.5)	—	—	—	(29.4)	(915.9)
Foreign currency translation adjustment	(642.9)	—	—	—	—	(642.9)
Pension adjustment, net of tax(2)	—	—	—	—	17.2	17.2
Balance, December 31, 2015	$(1,529.4)	$—	$—	$—	$(12.2)	$(1,541.6)
____________________________________

(1)	Included in gain on investments, net.

(2)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (as described in Note 14).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to reclassification adjustments were not material.

18.	INCOME TAXES

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The components of (Loss) Income before provision for (recovery of) income taxes were as follows:

	2015	2014 (Restated)	2013
Domestic	$(1,516.0)	$(851.1)	$(574.5)
Foreign	1,360.7	1,904.7	(739.9)
	$(155.3)	$1,053.6	$(1,314.4)
The components of Provision for (recovery of) income taxes were as follows:

	2015	2014 (Restated)	2013
Current:
Domestic	$—	$0.6	$3.4
Foreign	76.9	150.1	80.0
	76.9	150.7	83.4
Deferred:
Domestic	(3.6)	—	—
Foreign	59.2	23.5	(534.2)
	55.6	23.5	(534.2)
	$132.5	$174.2	$(450.8)
The Provision for (recovery of) income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate to (Loss) Income before provision for (recovery of) income taxes. The reasons for this difference and the related tax effects are as follows:

	2015	2014 (Restated)	2013
(Loss) Income before provision for (recovery of) income taxes	$(155.3)	$1,053.6	$(1,314.4)
Expected Canadian statutory rate	26.9%	26.9%	26.9%
Expected (recovery) provision for of income taxes	(41.8)	283.4	(353.6)
Non-deductible amounts:
Share-based compensation	4.4	19.8	13.1
Merger and acquisition costs	3.1	—	1.1
Adjustments to tax attributes	(87.1)	(32.3)	(3.0)
Non-taxable gain on disposal of investments	—	(50.1)	—
Changes in enacted income tax rates	—	29.6	6.6
Canadian dollar foreign exchange gain for Canadian tax purposes	173.6	22.8	0.6
Change in valuation allowance related to foreign tax credits and net operating losses	114.0	17.4	70.2
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	229.4	255.2	143.9
Pharma fee	15.9	3.5	—
Change in uncertain tax positions	(0.1)	(1.8)	—
Foreign tax rate differences	(350.0)	(502.8)	(407.6)
Withholding taxes on foreign income	6.7	3.7	3.4
Taxable foreign income	441.4	269.0	55.4
Tax benefit on intra-entity transfers	(374.9)	(147.3)	(5.7)
Other	(2.1)	4.1	24.8
	$132.5	$174.2	$(450.8)
The tax effect of major items recorded as deferred tax assets and liabilities is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2015	2014 (Restated)
Deferred tax assets:
Tax loss carryforwards	$1,439.7	$964.5
Tax credit carryforwards	294.8	234.9
Scientific Research and Experimental Development pool	50.7	58.2
Research and development tax credits	134.4	90.5
Provisions	594.2	369.9
Plant, equipment and technology	—	2.8
Deferred revenue	13.1	13.5
Deferred financing and share issue costs	525.3	209.4
Share-based compensation	67.9	49.8
Other	—	38.2
Total deferred tax assets	3,120.1	2,031.7
Less valuation allowance	(1,366.6)	(859.2)
Net deferred tax assets	1,753.5	1,172.5
Deferred tax liabilities:
Intangible assets	4,711.4	520.0
Outside basis differences	2,607.0	2,636.6
Plant, equipment and technology	16.2	—
Prepaid expenses	95.7	0.6
Other	69.6	—
Total deferred tax liabilities	7,499.9	3,157.2
Net deferred income taxes	$(5,746.4)	$(1,984.7)
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
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. In 2015 and 2014, the valuation allowance increased by $507 million and $382 million, respectively. For both periods, the net increase in valuation allowance resulted from an increase in losses in Canada, and additional foreign tax credits generated by the Company’s U.S. subsidiaries. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company determined there was insufficient objective evidence to release the remaining valuation allowance against Canadian tax loss carryforwards, International Tax Credits (“ITC”) and pooled Scientific Research and Experimental Development Tax Incentive (“SR&ED”) expenditures. The Company determined that it will not earn sufficient foreign source taxable income to utilize the Company’s U.S. foreign tax credits.
As of December 31, 2015, the Company had accumulated losses of approximately $1.80 billion (2014 - $1.01 billion) available for federal and provincial tax purposes in Canada.  As of December 31, 2015, the Company had approximately $33 million (2014 - $39 million) of unclaimed Canadian ITCs, which expire from 2017 to 2034. These losses and ITCs can be used to offset future years’ taxable income and federal tax, respectively.  In addition, as of December 31, 2015, the Company had pooled SR&ED expenditures amounting to approximately $188 million (2014 - $216 million) available to offset against future years’ taxable income from its Canadian operations, which may be carried forward indefinitely. As in past years, a full valuation allowance has been maintained against the net Canadian deferred tax assets of $973 million (2014 - $572 million).
As of December 31, 2015, the Company has accumulated tax losses of approximately $2.75 billion (2014 - $2.38 billion) for U.S. federal income tax purposes which expire between 2021 and 2035, including acquired losses. While the losses are subject to multiple annual loss limitations, the Company believes that the recoverability of the deferred tax assets associated with the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

losses is more likely than not to be realized. The Company’s accumulated losses are subject to annual limitations as a result of previous ownership changes that have occurred. As of December 31, 2015, the Company had approximately $85 million (2014 - $71 million) of U.S. research and development credits, which expire between 2021 and 2035, which includes acquired research and development credits. As of December 31, 2015, the Company had approximately $259 million in foreign tax credits, including acquired foreign tax credits, recognized on tax returns for which a full valuation allowance has been established as they are not expected to be utilized before their expiration. Approximately $86 million of the $2.75 billion of tax losses relates to the exercise of non-qualified stock options and restricted stock awards.
The Company accrues for U.S. tax on the unremitted earnings of the foreign subsidiaries owned by the Company’s U.S. subsidiaries. In addition, the Company provides for the non-U.S. tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated to Canada. As of December 31, 2015 the Company estimates there will be no Canadian tax liability attributable to the permanently reinvested U.S. earnings.
As of December 31, 2015, the total amount of unrecognized tax benefits (including interest and penalties) was $344 million (2014 - $345 million), of which $127 million (2014 - $109 million) would affect the effective tax rate. The remaining approximately $217 million of unrecognized tax benefits would not impact the effective tax rate as the tax positions are offset against existing tax attributes with valuation allowances or are timing in nature. In the year ended December 31, 2015, the Company recognized a $5 million (2014 - $143 million) increase and a $21 million (2014 - $46 million) net decrease in the amount of unrecognized tax benefits related to tax positions taken in the current and prior years, respectively.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. As of December 31, 2015, approximately $46 million (2014 - $39 million) was accrued for the payment of interest and penalties. In the year ended December 31, 2015, the Company recognized an increase of approximately $7 million (2014 - decrease of $8 million) of interest and penalties.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years primarily from 2005 to 2014 with significant taxing jurisdictions including Canada, and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations, and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2013 - 2014
Canada	2005 - 2014
Brazil	2009 - 2014
Germany	2011 - 2014
France	2011 - 2014
China	2009 - 2014
Ireland	2009 - 2014
Netherlands	2011 - 2014
The audit of Valeant’s U.S. consolidated federal income tax return for the 2011 and 2012 tax years was concluded by the Internal Revenue Service during 2015. Valeant remains under examination for various state tax audits in the U.S. for years 2002 to 2013. The Company is currently under examination by the Canada Revenue Agency for three separate cycles: (a) years 2005 through 2006, (b) 2007 through 2009, and (c) 2010 through 2012. In February 2013 the Company received a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. The total proposed adjustment will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in material change to the provision for income taxes.
In 2014, the Company’s subsidiaries in Australia were notified that the Australian Tax Office would conduct an audit of the 2010 - 2011 tax years. There have been no assessments or proposed adjustments at this time.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	2015	2014	2013
Balance, beginning of year	$345.0	$247.5	$128.0
Acquisition of B&L	—	—	52.2
Acquisition of Salix	15.4	—	—
Additions based on tax positions related to the current year	4.6	143.0	60.7
Additions for tax positions of prior years	23.3	12.8	19.4
Reductions for tax positions of prior years	(39.3)	(50.2)	(10.8)
Lapse of statute of limitations	(5.0)	(8.1)	(2.0)
Balance, end of year	$344.0	$345.0	$247.5
The Company estimates approximately $7 million of the above unrecognized tax benefits will be realized during the next 12 months.

19.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the years ended December 31, 2015, 2014 and 2013 were calculated as follows:

	2015	2014 (Restated)	2013
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(291.7)	$880.7	$(866.1)
Basic weighted-average number of common shares outstanding	342.7	335.4	321.0
Dilutive effect of stock options and RSUs	—	6.1	—
Diluted weighted-average number of common shares outstanding	342.7	341.5	321.0

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.85)	$2.63	$(2.70)
Diluted	$(0.85)	$2.58	$(2.70)
In 2015 and 2013, all stock options, RSUs and convertible notes were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

	2015	2013
Basic weighted-average number of common shares outstanding	342.7	321.0
Dilutive effect of stock options and RSUs	6.1	6.5
Diluted weighted-average number of common shares outstanding	348.8	327.5
In 2015, 2014 and 2013, stock options to purchase approximately 134,000, 877,000 and 1,090,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

20.	SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest and income taxes paid during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Interest paid	$1,269.4	$934.0	$652.9
Income taxes paid	94.6	98.7	65.1

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

As part of a business combination completed in 2014, the Company effectively settled a pre-existing relationship with Philidor. The impact was approximately $43 million, which was reflected as additional purchase price. There was no impact to the consolidated statement of (loss) income or the consolidated statement of cash flows.

21.	LEGAL PROCEEDINGS
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
Unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
Civil Investigative Demand from the U.S. Federal Trade Commission
On May 2, 2012, Medicis Pharmaceutical Corporation ("Medicis") received a civil investigative demand from the FTC requiring that Medicis provide to the FTC information and documents relating to various settlement and other agreements with makers of generic SOLODYN® products following patent infringement claims and litigation, each of which was previously filed with the FTC and the Antitrust Division of the Department of Justice, and other efforts principally relating to SOLODYN®. On June 7, 2013, Medicis received an additional civil investigative demand relating to such settlements, agreements and efforts. Medicis cooperated with this investigative process. On or about November 13, 2015, Medicis received a closing letter from the FTC stating that no further action is warranted by the FTC at this time and that the investigation has been closed.
Subpoena from the New York Regional Office of Inspector General for the U.S. Department of Health and Human Services
On June 29, 2011, B&L received a subpoena from the New York Regional Office of Inspector General for the U.S. Department of Health and Human Services concerning an investigation being run by the Department of Justice and the United States Attorney’s Office for the District of New Jersey regarding payments and communications between B&L and medical professionals related to its pharmaceutical products Lotemax® and Besivance®. The government has indicated that the subpoena was issued in connection with a civil investigation and B&L is cooperating with the investigation. B&L is aware of no investigative activity at this time, and whether the government’s investigation is ongoing or will result in further requests for information is unknown. As needed, B&L and the Company will continue to work with the Office of Inspector General regarding the scope of the subpoena and any additional specific information that may be requested.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

ISTA Settlement with Department of Justice
On or about May 24, 2013 (prior to the Company’s acquisition of B&L in August 2013), B&L’s subsidiary, ISTA Pharmaceuticals, Inc. (“ISTA”), reached agreement with the U.S. government to resolve and conclude civil and criminal allegations against ISTA.  The settlement involved conduct by ISTA that occurred between January 2006 and March 2011, prior to B&L’s acquisition of ISTA in June 2012. B&L was aware of the government investigation prior to its acquisition, and fully cooperated with the government to resolve the matter.  In connection with the settlement, ISTA pled guilty to certain charges and paid approximately $34 million in civil and criminal fines, including interest and attorney’s fees. In addition, B&L agreed to maintain a specified compliance and ethics program and to annually certify compliance with this requirement to the Department of Justice for a period of three years. Failure to comply with the requirements of the settlement could result in fines. The Company submitted its final annual report to the Department of Justice on February 29, 2016. The matter has concluded with the Department of Justice.
Letter from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania
The Company has received a letter dated September 10, 2015 from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania stating that they are investigating potential violations of the False Claims Act arising out of BPI’s treatment of certain service agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. The letter requests that the Company voluntarily produce documents and information relating to the investigation. The Company produced certain documents in response to the request and is cooperating with the government’s investigation. The Company cannot predict the outcome or the duration of these investigations or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of these investigations.
U.S. Department of Justice Investigation
On September 15, 2015, B&L received a subpoena from the Criminal Division of the U.S. Department of Justice regarding agreements and payments between B&L and medical professionals related to its surgical products Crystalens® IOL and Victus® femtosecond laser platform. The government has indicated that the subpoena was issued in connection with a criminal investigation into possible violations of Federal health care laws.  B&L produced certain documents in response to the subpoena and is cooperating with the investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York
In or about October 2015, the Company received subpoenas from the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York.  The materials requested by those offices include documents with respect to the Company’s patient assistance programs; its former relationship with Philidor and other pharmacies; the Company’s accounting treatment for sales by specialty pharmacies; financial support provided by the Company for patients; distribution of the Company's products; information provided to the Centers for Medicare and Medicaid Services; discounts and rebates on the Company's products; and issues related to the Company’s pricing decisions.  The Company is cooperating with those investigations. The Company cannot predict the outcome or the duration of these investigations or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of these investigations.
Voluntary Request Letter from the U.S. Federal Trade Commission
On or about October 16, 2015, the Company received a voluntary request letter from the FTC with respect to its non-public investigation into the Company's recent acquisition of Paragon Holdings I, Inc. (“Paragon”). In the letter, the FTC has requested that the Company provide, on a voluntary basis, certain information and documentation relating to its acquisition of Paragon. The Company produced certain documents and information in response to the request and is cooperating with the FTC in connection with this investigation.
Congressional Inquiries
Beginning in November 2015, the Company has received from the United States Senate Special Committee on Aging various document requests, as well as subpoenas for documents, depositions and a hearing which was held on April 27, 2016.  Certain

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

directors, officers and other employees of the Company have also received from the United States Senate Special Committee on Aging subpoenas for depositions and/or hearings. In January, 2016, the Company received from the United States House Committee on Oversight and Government Reform a document request and an invitation for the Company’s interim CEO to testify at a hearing, at which he testified on February 4, 2016.  Most of the materials requested to date relate to the Company’s pricing decisions on particular drugs, as well as revenue, expense and profit information, and also include requests relating to financial support provided by the Company for patients and financial data related to the Company’s research and development program, Medicare and Medicaid.  The Company is cooperating with these inquiries; however, the Company cannot predict their outcome or duration.
SEC Investigation
On November 18, 2015, the Company received a document subpoena from the staff of the Los Angeles Regional Office of the SEC related to its investigation of the Company, including requests for documents concerning the Company's former relationship with Philidor, its accounting practices and policies, its public disclosures and other matters. The Company is cooperating with the SEC in this matter.  The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of the SEC investigation.
Investigation by the State of North Carolina Department of Justice
In the beginning of March 2016, the Company received an investigative demand from the State of North Carolina Department of Justice. The materials requested relate to the Company's Nitropress®, Isuprel® and Cuprimine® products, including documents relating to the production, marketing, distribution, sale and pricing of, and patient assistance programs covering, such products, as well as issues relating to the Company's pricing decisions for certain of its other products. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Request for Information from the AMF
On April 12, 2016, the Company received a request letter from the Autorité des marchés financiers (the “AMF”) requesting documents concerning the work of the Ad Hoc Committee, the Company’s former relationship with Philidor, the Company's accounting practices and policies and other matters. The Company is cooperating with the AMF in this matter. The Company has not received any notice of investigation from the AMF, and the Company cannot predict whether any investigation will be commenced by the AMF or, if commenced, whether any enforcement action against the Company would result from any such investigation.
Investigation by the State of New Jersey Department of Law and Public Safety, Division of Consumer Affairs, Bureau of Securities
On April 20, 2016, the Company received a document subpoena from the New Jersey State Bureau of Securities.  The materials requested include documents concerning the Company’s former relationship with Philidor, its accounting treatment for sales to Philidor, its financial reporting and public disclosures and other matters. The Company is cooperating with this investigation.  The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Investigation by the State of Texas
On May 27, 2014, the State of Texas served Bausch & Lomb, Inc. (“B&L Inc.”) with a Civil Investigative Demand concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the Civil Investigative Demand.  The Company and B&L Inc. have cooperated fully with the State's investigation and have produced all of the documents requested by the State.  In April 2016, the State sent B&L Inc. a demand letter claiming damages in the amount of $20 million. The Company and B&L Inc. are currently evaluating this demand letter, and at this time are unable to estimate what liability, if any, they may have with respect to this matter.
Securities
Allergan Securities Litigation

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
Allergan Shareholder Class Action
On December 16, 2014, Anthony Basile, an alleged shareholder of Allergan filed a lawsuit on behalf of a putative class of Allergan shareholders against the Company, Valeant, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, Valeant, J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman.  The amended complaint alleges claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by AGMS were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleges violations of Section 20(a) of the Exchange Act against Pershing Square, PS Management, GP, LLC, William A. Ackman and J. Michael Pearson. The amended complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs.  On August 7, 2015, the defendants moved to dismiss the amended complaint in its entirety, and, on November 9, 2015, the court denied that motion.  The Company intends to vigorously defend these matters.
Salix Shareholder Class Actions
Following the announcement of the execution of the Merger Agreement with Salix, between February 25, 2015 and March 12, 2015, six purported stockholder class actions were filed challenging the Salix Acquisition. All of the actions were filed in the Delaware Court of Chancery, and alleged claims against some or all of the board of directors of Salix (the “Salix Board”), the Company, Salix, Valeant and Sun Merger Sub, Inc. (“Sun Merger Sub”).  On March 17, 2015, the Court consolidated the actions under the caption Salix Pharmaceuticals, Ltd. Shareholder Litigation, Consolidated C.A. No.10721-CB. On September 25, 2015, Plaintiffs filed an amended complaint.  The operative complaint alleges generally that the members of the Salix Board breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Salix through an allegedly inadequate sales process and for allegedly inadequate consideration and by agreeing to allegedly preclusive deal protections.  The complaint also alleges that the Schedule 14D-9 filed by Salix in connection with the Salix Acquisition contained inaccurate or materially misleading information about, among other things, the Salix Acquisition and the sales process leading up to the Merger Agreement. The complaint seeks, among other things, money damages and unspecified attorneys’ and other fees and costs.  Defendants’ Motions to Dismiss were fully briefed as of February 19, 2016.  The Court has scheduled oral argument for May 19, 2016.  Salix and the Company are vigorously defending this consolidated matter.
Synergetics Shareholder Class Actions
On September 1, 2015, Valeant entered into a merger agreement, whereby it would acquire all shares of Synergetics USA, Inc. (“Synergetics”). The merger was announced on September 2, 2015. Following the announcement of the merger, four putative stockholder class actions were filed challenging the merger. Three of these actions were filed in the Eleventh Judicial Circuit of the State of Missouri and name as defendants all members of the Synergetics Board of Directors, Synergetics, Valeant and Blue Subsidiary Corp. (a wholly-owned subsidiary of Valeant). Those actions are captioned as follows: Murphy,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00778 (filed September 15, 2015 and amended September 23, 2015 (the “Murphy Action”)); Glorioso, et al., v. Synergetics USA Inc., et al., C.A. No. 1511-CC00803 (filed September 23, 2015 (the “Glorioso Action”)); and Scarantino, et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00810 (filed September 28, 2015 (the “Scarantino Action”)) (collectively, the “Missouri Actions”). The fourth action, captioned Nilsen, et al. v. Valeant Pharmaceuticals International, et al., C.A. No. 11552-VCL (the “Delaware Action,” and together with the Missouri Actions, the “Actions”) was filed on September 28, 2015, in the Delaware Court of Chancery and named as defendants all members of the Synergetics Board of Directors, Valeant, and Blue Subsidiary Corp. The Actions generally allege that the members of the Synergetics Board of Directors breached their fiduciary duties to Synergetics stockholders by, among other things, conducting a flawed process in considering the transaction, agreeing to an inadequate offer price, providing incomplete and misleading information to Synergetics stockholders, and accepting unreasonable deal protection measures in the merger agreement that allegedly dissuaded other potential bidders from making competing offers. The Actions also allege that Valeant and Blue Subsidiary Corp. aided and abetted these alleged breaches of fiduciary duties. The Missouri Actions sought, among other things, an order enjoining consummation of the merger, rescission of the merger or awarding damages to members of the class, and an award of fees and expenses. The Delaware Action sought, among other things, an order awarding damages to members of the class, and an award of fees and expenses.
On October 2, 2015, Synergetics, each member of the Synergetics Board of Directors, Valeant, and Blue Subsidiary Corp. entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Actions, which sets forth the parties’ agreement in principle for a settlement of the Actions on the basis of the additional disclosures made in a supplement to the Schedule 14D-9 filed with the SEC on October 2, 2015. The MOU contemplates that the parties 1) would stipulate to the certification of the consolidated Missouri Actions as a class action, consisting of a mandatory non opt-out class, that includes any and all persons who held Synergetics shares (excluding defendants, and their immediate family members, and any successors in interest thereto) at any time during the period beginning on September 1, 2015, through October 15, 2015 (the date of consummation of the merger), and 2) shall seek to enter into a stipulation of settlement providing for the release of, among other things, certain claims relating to the Actions, the merger and disclosures made in connection therewith, subject to approval of the Circuit Court of St. Charles County in the State of Missouri. On October 8, 2015 the Delaware Court of Chancery unilaterally dismissed the Delaware Action. In October 2015, the Missouri Actions were consolidated into the Murphy Action. In January 2016, the parties engaged in confirmatory discovery, including additional documents produced by Defendants and conducting two depositions.
Thereafter, the parties negotiated and reached agreement on a stipulation of settlement and ancillary settlement documents, which were filed with the Court on April 25, 2016. A hearing with the Court is scheduled for April 29, 2016. The parties continue to negotiate attorneys' fees. Any amounts payable by the Company in this matter is expected to be nominal.
Valeant U.S. Securities Class Action
From October 22, 2015 to October 30, 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors.  Those four actions, captioned Potter v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7658), Chen v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7679), Yang v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7746), and Fein v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7809), all assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of putative classes of persons who purchased or otherwise acquired Valeant stock during various time periods between February 28, 2014 and October 21, 2015.  The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor.  On December 21, 2015, several plaintiffs filed motions to consolidate the four actions and appoint a lead plaintiff and lead plaintiff’s counsel to prosecute all claims.  Those motions remain pending.  The Company believes the actions are without merit and intends to defend itself vigorously.
Canadian Securities Class Actions
In 2015, six putative class actions were filed and served against the Company in Canada in the provinces of British Columbia, Ontario and Quebec.  These actions are captioned: (a) Alladina v. Valeant, et al. (Case No. S-1594B6) (Supreme Court of British Columbia) (filed November 17, 2015); (b) Kowalyshyn v. Valeant, et al. (CV-15-540593-00CP) (Ontario Superior Court) (filed November 16, 2015); (c) Kowalyshyn et al. v. Valeant, et al. (CV-15-541082-00CP (Ontario Superior Court) (filed November 23, 2015); (d) O’Brien v. Valeant et al. (CV-15-543678-00CP) (Ontario Superior Court) (filed December 30, 2015); (e) Catucci v. Valeant, et al. (Court File No. 540-17-011743159) (Quebec Superior Court) (filed October 26, 2015);

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

and (f) Rousseau-Godbout v. Valeant, et al. (Court File No. 500-06-000770-152) (Quebec Superior Court) (filed October 27, 2015).  The Alladina, Kowalyshyn, O’Brien, Catucci and Rousseau-Godbout actions also name, among others, certain current or former directors and officers of the Company. The Rosseau-Godbout action was subsequently stayed by the Quebec Superior Court by consent order.
Each of the five remaining actions alleges violations of Canadian provincial securities legislation on behalf of putative classes of persons who purchased or otherwise acquired securities of the Company for periods commencing as early as January 1, 2013 and ending as late as November 16, 2015. The alleged violations relate to, among other things, alleged misrepresentations and/or failures to disclose material information about the Company’s business and prospects, relating to drug pricing, the Company’s policies and accounting practices, the Company’s use of specialty pharmacies and, in particular, the Company’s relationship with Philidor. The Alladina, Kowalyshyn and O’Brien actions also assert common law claims for negligent misrepresentation, and the Alladina claim additionally asserts common law negligence, conspiracy, and claims under the British Columbia Business Corporations Act, including the statutory oppression remedies in that legislation. The Catucci action asserts claims under the Quebec Civil Code, alleging the Company breached its duty of care under the civil standard of liability contemplated by the Code.
The Company is aware of two additional putative class actions that have been filed with the applicable court but which not yet been served on the Company.  These actions are captioned: (i) Okeley v. Valeant, et al. (Case No. S-159991) (Supreme Court of British Columbia) (filed December 2, 2015); and (ii) Sukenaga v Valeant et al. (CV-15-540567-00CP) (Ontario Superior Court) (filed November 16, 2015), and the factual allegations made in these actions are substantially similar to those outlined above.  The Company has been advised that the plaintiffs in these actions do not intend to pursue the actions.
The Company expects that certain of these actions will be consolidated or stayed prior to proceeding to motions for leave and certification and that no more than one action will proceed in any jurisdiction.  In particular, on April 8, 2016, motions were heard by the Ontario Superior Court of Justice to determine which of the actions filed in that court will proceed.
The Company believes that it has viable defenses to each of the actions, and in each case intends to defend itself vigorously.
Antitrust
Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis, the Company and various manufacturers of generic forms of Solodyn, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn.  The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees.  By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper.  After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints.  On August 14, 2015, the Court granted the Defendants' motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws.  The Company was dismissed from the case, but the litigation continues against Medicis and the generic manufacturers as to the remaining claims.  The actions are currently in discovery.  On March 26, 2015, and on April 6, 2015, while the motion to dismiss the class action complaints was pending, two additional non-class action complaints were filed against Medicis by certain retail pharmacy and grocery chains ("Individual Plaintiffs") making similar allegations and seeking similar relief to that sought by Direct Purchaser Class Plaintiffs.  Those suits have been centralized with the class action suits in the District of Massachusetts.  Following the Court's August 14, 2015 decision on the motion to dismiss, the Individual Plaintiffs each filed amended complaints on October 1, 2015, and Medicis answered on December 7, 2015.  A third non-class action was filed by another retail pharmacy against Medicis on January 26, 2016, and Medicis answered on March 28, 2016. The Company intends to vigorously defend all of these actions.
Contact Lens Antitrust Class Actions

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L, three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies.  The plaintiffs in such suits alleged violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, punitive and/or other damages, including attorneys’ fees.  By order dated June 8, 2015, the JPML centralized the suits in the Middle District of Florida, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK, before U.S. District Judge Harvey E. Schlesinger.  After the Class Plaintiffs filed a corrected consolidated class action complaint on December 16, 2015, the defendants jointly moved to dismiss those complaints.  The defendants’ motion to dismiss is currently pending in the district court, and the actions are currently in discovery.  The Company intends to vigorously defend all of these actions.
Intellectual Property
AntiGrippin® Litigation
A suit was brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark. The plaintiff in this matter alleged that Natur Produkt violated Russian competition law by preventing plaintiff from producing and marketing its products under certain brand names. The matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion (being approximately $50 million at the December 4, 2013 decision date). This charge was recognized in the fourth quarter of 2013 in Other expense (income) in the consolidated statements of income. Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the reserve was reversed in the first quarter of 2014 in Other expense (income) in the consolidated statements of income.  AnviLab appealed the appeal court’s decision to the cassation court. On June 19, 2014, the cassation court resolved that the matter is within the jurisdiction of the Intellectual Property (IP) court in this instance. The hearing before the IP court was held on July 30, 2014 and August 1, 2014. The IP Court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by AnviLab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. The court of first instance appointed an expert to provide a report on the claimed lost profit amount, which was provided on or about March 10, 2015. Hearings before the court of first instance in this matter were held on March 12, 2015 and April 9, 2015. Following the April 9, 2015 hearing, the court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion. Natur Produkt filed an appeal against this decision, both as to the merits and the quantum of damages, to the appeal court on May 15, 2015. The hearing before the appeal court was held on July 28, 2015 and the court ruled in favor of the plaintiff. Subsequently, Natur Produkt filed an appeal to the IP Court. At a hearing held on October 6, 2015, the IP Court ruled in favor of the plaintiff and upheld the decision of the appeal court. Natur Produkt appealed to the Supreme Court for review of the IP Court’s decision and, on December 30, 2015, the Supreme Court rejected Natur Produkt’s request for appeal. In January 2016, Natur Produkt requested clarification of this decision of the Supreme Court, but it is not anticipated that this request will result in a modification to or reversal of the Supreme Court’s decision to reject Natur Produkt’s appeal. As Natur Produkt’s  appeal to the IP Court did not delay enforcement of the appeal court’s decision, Natur Produkt was required to pay the claimed amount of RUR 1.66 billion (being approximately $25 million as of the payment date) to the plaintiff, via bailiffs’ account, on September 28, 2015.  The Company recognized the $25 million charge in the third quarter of 2015 in Other expense (income) in the consolidated statements of (loss) income.
Following the decision of the IP Court, AnviLab filed two more claims against Natur Produkt relating to the matter described above (the “Original AnviLab Matter”). The first claim by AnviLab was filed on December 3, 2015 with the Saint Petersburg Arbitration Tribunal (Case No. A-56-89244/2015) and seeks an amount in respect of the interest payable on the amount awarded by the appeal court in the Original AnviLab Matter for the period between the date the amount was awarded by the appeal court (August 4, 2015) and the date AnviLab received the payment (September 29, 2015). A hearing in this matter was held on March 24, 2016 and a subsequent hearing was held on April 14, 2016. The second claim by AnviLab was filed on December 15, 2015 with the Saint Petersburg Arbitration Tribunal (Case No.A-56-23056/2013) and seeks an amount in respect

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

of litigation costs related to Original AnviLab Matter. A hearing in this matter was held on February 25, 2016 and a subsequent hearing was held on April 14, 2016. The Court awarded amounts to AnviLab with respect to each of these claims. For both of these claims, the amount awarded to AnviLab was insignificant. Natur Produkt currently anticipates that it will appeal these decisions.
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States, including as arising from claims filed by the Company in connection with Notices of Paragraph IV Certification received from third parties respecting their pending ANDA applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Prolensa®, Apriso®, Uceris®, Moviprep®, Acanya® and Bepreve®, or other similar suits. These matters are proceeding in the ordinary course.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tables, 550 mg, for which an ANDA has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à r.l. (“Valeant Luxembourg”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent , each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Luxembourg, Alfa Wassermann and Cedars-Sinai filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. The Company believes the allegations raised in Actavis’ notice are without merit and intends to vigorously pursue this suit.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed.  On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action.  In response, the Plaintiff proposed further amendments to its claim.  The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015.  The Court allowed certain amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and a decision is pending. The Company denies the allegations being made and is vigorously defending this matter.
R&O Pharmacy Complaint

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

On October 6, 2015, R&O filed a complaint against Valeant Pharmaceuticals North America LLC (“VPNA”) in the U.S. District Court for the Central District of California (Case No. 2:15-cv-07846).  R&O’s lawsuit did not seek damages, but sought a declaration of rights against VPNA that R&O owes no duties or amounts to VPNA with respect to certain Company products ordered by and shipped to R&O.   On October 29, 2015, VPNA filed its answer to R&O’s complaint.  Also on that date, VPNA filed a counterclaim against R&O, including claims for breach of contract, unjust enrichment, accounting, and an open book account, with respect to these unpaid amounts.  VPNA’s counterclaim sought damages in excess of $19 million. On November 19, 2015, R&O filed its answer to VPNA’s counterclaim.  R&O did not assert any counterclaims. R&O generally claimed an entitlement to hold the funds achieved from the sale of Company products as an offset to potential claims arising out of Philidor’s conduct, which R&O asserts is attributable to the Company under an alter ego theory (being the theory that the Company should be responsible for Philidor’s actions in disregard of the fact that the two are separate legal entities). The Court held a scheduling conference with the parties on February 8, 2016 and set a November 2016 trial date. Subsequently, on March 8, 2016, the parties reached a confidential settlement that resolved all claims between them and, on March 10, the Court dismissed the lawsuit with prejudice.  While the terms of the settlement are confidential, the resolution includes a payment by R&O to VPNA for less than the damages sought by VPNA in its counterclaim. VPNA firmly believes it acted appropriately and refutes any suggestion of wrongdoing.
Product Liability Matters
MoistureLoc™ Product Liability Lawsuits
B&L had previously been served or was aware that it had been named as a defendant in approximately 321 product liability lawsuits (some with multiple plaintiffs) pending in a New York State Consolidated Proceeding described below, as well as in certain other U.S. state courts, on behalf of individuals who claimed that they had suffered personal injury as a result of using a contact lens solution with MoistureLoc™. Two consolidated cases were established to handle MoistureLoc™ claims. First, on August 14, 2006, the Federal Judicial Panel on Multidistrict Litigation created a coordinated proceeding in the Federal District Court for the District of South Carolina. Second, on January 2, 2007, the New York State Litigation Coordinating Panel ordered the consolidation of cases filed in New York State, and assigned the coordination responsibilities to the Supreme Court of the State of New York, New York County. There were approximately 320 currently active non-fusarium cases pending in the New York Consolidated Proceeding. On July 15, 2009, the New York State Supreme Court overseeing the New York Consolidated Proceeding granted B&L’s motion to exclude plaintiffs’ general causation testimony with regard to non-fusarium infections, which effectively excluded plaintiffs from testifying that MoistureLoc™ caused non-fusarium infections. On September 15, 2011, the New York State Appellate Division, First Department, affirmed the Trial Court’s ruling. On February 7, 2012, the New York Court of Appeals denied plaintiffs’ additional appeal. Plaintiffs subsequently filed a motion to renew the trial court’s ruling, and B&L cross-filed a motion for summary judgment to dismiss all remaining claims. On May 31, 2013, the Trial Court denied Plaintiffs’ motion to renew, and granted B&L’s motion for summary judgment, dismissing all remaining non-fusarium claims. On June 28, 2013, Plaintiffs filed a Notice of Appeal to the Trial Court’s ruling. The appeal was argued January 20, 2015. The Court issued its decision on February 10, 2015, denying plaintiffs’ appeal to renew and affirming the lower court’s decision granting B&L’s motion for summary judgment regarding all remaining non-fusarium claims. On March 10, 2015, the plaintiffs filed their motion for leave to appeal this decision, which was denied on May 21, 2015. Plaintiffs filed their motion for leave to appeal from that decision to the New York State Court of Appeals on July 1, 2015. B&L filed its brief in opposition on July 13, 2015. On September 22, 2015, the New York State Court of Appeals denied plaintiffs’ motion for leave to appeal. Plaintiffs have exhausted all appellate remedies.
All matters under jurisdiction of the coordinated proceedings in the Federal District Court for the District of South Carolina have been dismissed, including individual actions for personal injury and a class action purporting to represent a class of consumers who suffered economic claims as a result of purchasing a contact lens solution with MoistureLoc™. B&L has settled approximately 630 cases in connection with MoistureLoc™ product liability suits. All U.S.-based fusarium claims have now been resolved and there is one active fusarium claim involving a claimant outside of the United States that remains pending. B&L is defending against this one active claim and the Company currently expects that any potential judgment in this matter would not be material.
Salix Legal Proceedings
The estimated fair values of the potential losses regarding the matters described below, along with other matters, are included as part of contingent liabilities assumed in the Salix Acquisition.  Refer to Note 4 for additional information. Each of the Salix legal proceeding matters set out below was commenced prior to the Company’s acquisition of Salix.
DOJ Subpoena

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

On February 1, 2013, Salix received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding sales and promotional practices for its Xifaxan®, Relistor® and Apriso® products. Following recent settlement discussions, the Company, the United States and the state Medicaid Fraud Control Unit negotiating team agreed, in principle, to resolve the investigation as to the Company for $54 million, plus payment of applicable interest and reasonable relators’ attorneys’ fees.  The settlement has certain material contingencies, including, without limitation, the parties negotiating satisfactory civil settlement documents and final approvals by the United States Department of Justice, the various state attorneys general and the Company.  The Company can provide no assurance that the settlement will be finalized, in whole or in part, with the United States and the states.  The amount of the agreement-in-principle is within the range expected by the Company at the time of acquisition, is included within the liability recorded at fair value as part of the Salix Acquisition and an adjustment, if any, to this liability will be recorded when and if the settlement is finalized.
Salix SEC Investigation
The SEC is conducting a formal investigation into possible securities law violations by Salix relating to disclosures by Salix of inventory amounts in the distribution channel and related issues in press releases, on analyst calls and in Salix’s various SEC filings, as well as related accounting issues. Salix and the Company are cooperating with the SEC in its investigation, including through the production of documents to the SEC Enforcement Staff. The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on Salix or the Company arising out of the SEC investigation.
Salix Securities Litigation
Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls.  Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)).  These two actions have been consolidated under the caption In re Salix Pharmaceuticals, Ltd. (Case No. 14-CV-8925 (KMW)). Defendants’ Motions to Dismiss were fully briefed as of August 3, 2015. The Court denied the Motions to Dismiss in an order dated March 31, 2016 for the reasons stated in an opinion dated April 22, 2016.  By stipulation of the parties, Defendants’ Answers to the operative Complaint will be filed on May 31, 2016.  Salix and the Company are vigorously defending this consolidated matter. A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed.
Philidor Matters
As mentioned above in this section, the Company is involved in certain investigations, disputes and other proceedings related to the Company’s now terminated relationship with Philidor.  These include the securities putative class action litigation and the investigations by certain offices of the Department of Justice, the SEC, the request for documents and other information received from the AMF and certain Congressional committees and a document subpoena from the New Jersey State Bureau of Securities.  There can be no assurances that governmental agencies or other third parties will not commence additional investigations or assert claims relating to the Company’s former relationship with Philidor or Philidor’s business practices, including claims that Philidor or its affiliated pharmacies improperly billed third parties or that that the Company is liable, directly or indirectly, for such practices.  The Company is cooperating with all existing governmental investigations related to Philidor and is vigorously defending the putative class action litigation. No assurance can be given regarding the ultimate outcome of any present or future proceedings relating to Philidor.

22.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain facilities, vehicles and equipment principally under operating leases. Rental expense related to operating lease agreements amounted to $85 million, $75 million and $52 million in 2015, 2014 and 2013, respectively. The increase in rental expense for the year ended December 31, 2014 was driven primarily by incremental costs incurred from the full year impact of the B&L Acquisition (the acquisition was completed in August 2013).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

Minimum future rental payments under non-cancelable operating and capital leases for each of the five succeeding years ending December 31 and thereafter are as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
($ in millions)	$	$	$	$	$	$	$
Operating lease obligations	383.0	79.4	57.9	48.5	41.5	33.8	121.9
Capital lease obligations	32.4	6.1	4.2	3.4	3.1	3.1	12.5
Other Commitments
The Company has commitments related to capital expenditures of approximately $90 million as of December 31, 2015, primarily related to capital projects in Waterford, Ireland and the U.S. to support the contact lens business.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. In connection with certain business combinations, including the Salix Acquisition and the Sprout Acquisition, among others, the Company may make contingent consideration payments, as further described in Note 4 and Note 7. In addition to these contingent consideration payments, as of December 31, 2015, the Company estimates that it may pay other potential milestone payments and license fees, including sales-based milestones, of up to approximately $1.5 billion over time, in the aggregate, to third-parties, primarily consisting of the following:

•
In connection with certain agreements assumed in the Salix Acquisition which was consummated in April 2015, the Company estimates that it may pay to third parties potential milestones of up to approximately $500 million over time (the majority of which relates to sales-based milestones), in the aggregate.

•
Under the terms of the October 2015 license agreement with AstraZeneca for brodalumab, described in Note 4, the Company may pay up to $170 million in pre-launch milestones and up to another $175 million in sales-related milestones. After approval, AstraZeneca and the Company will share profits.

•
Under the terms of a March 2010 development and licensing agreement between B&L and NicOx, the Company has exclusive worldwide rights to develop and commercialize, for certain indications, products containing latanoprostene bunod, a nitric oxide donating compound for the treatment of glaucoma and ocular hypertension. The Company may be required to make potential regulatory, commercialization and sales-based milestones payments over time up to $163 million, in the aggregate, as well as royalties on future sales.

•
Under the terms of amendments entered into in August 2014 to the agreements with Spear with respect to the authorized generic for Retin-A® and the authorized generic for Carac®, respectively, the Company may be required to make uncapped sales-based milestones over time, which the Company currently estimates will not exceed $100 million, in the aggregate, within the next five years.

Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods, and other conditions and limits. As of December 31, 2015 or 2014, no material amounts were accrued for the Company’s obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

23.	SEGMENT INFORMATION
Reportable Segments
The Company has two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of the Company’s segments:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

•
Developed Markets consists of (i) sales in the U.S. of pharmaceutical products, OTC products, and medical device products, as well as alliance and contract service revenues, in the areas of dermatology and podiatry, neurology, gastrointestinal disorders, eye health, oncology and urology, dentistry, aesthetics, and women's health and (ii) pharmaceutical products, OTC products, and medical device products sold in Western Europe, Canada, Japan, Australia and New Zealand.

•
Emerging Markets consists of branded generic pharmaceutical products and branded pharmaceuticals, OTC products, and medical device products. Products are sold primarily in Central and Eastern Europe (primarily Poland and Russia), Asia, Latin America (Mexico, Brazil, Argentina, and Colombia and exports out of Mexico to other Latin American markets), Africa and the Middle East.

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
Segment Revenues and Profit
Segment revenues and profit for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014 (Restated)	2013
Revenues:
Developed Markets(1)	$8,537.3	$6,109.6	$4,293.2
Emerging Markets(2)	1,909.2	2,096.4	1,476.4
Total revenues	10,446.5	8,206.0	5,769.6
Segment profit:
Developed Markets(3)	2,463.8	1,980.7	573.2
Emerging Markets(4)	238.5	337.3	93.0
Total segment profit	2,702.3	2,318.0	666.2
Corporate(5)	(293.0)	(171.1)	(165.7)
Restructuring, integration and other costs	(361.9)	(381.7)	(462.0)
In-process research and development impairments and other charges	(248.4)	(41.0)	(153.6)
Acquisition-related costs	(38.5)	(6.3)	(36.4)
Acquisition-related contingent consideration	23.0	14.1	29.2
Other (expense) income	(256.1)	268.7	(287.2)
Operating income (loss)	1,527.4	2,000.7	(409.5)
Interest income	3.3	5.0	8.0
Interest expense	(1,563.2)	(971.0)	(844.3)
Loss on extinguishment of debt	(20.0)	(129.6)	(65.0)
Foreign exchange and other	(102.8)	(144.1)	(9.4)
Gain on investments, net	—	292.6	5.8
(Loss) Income before provision for (recovery of) income taxes	$(155.3)	$1,053.6	$(1,314.4)
____________________________________

(1)
Developed Markets segment revenues reflect (i) incremental product sales revenue in 2015 from 2014 and 2015 acquisitions of $2.12 billion, in the aggregate, primarily from the Salix Acquisition and the acquisitions of certain assets of both Marathon and Dendreon and (ii) incremental product sales revenue in 2014 from 2013 and 2014 acquisitions of $1.70 billion, in the aggregate, primarily from the 2013 acquisition of B&L and the 2014 acquisition of Solta Medical and PreCision.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

(2)
Emerging Markets segment revenues reflect (i) incremental product sales revenue in 2015 from 2014 and 2015 acquisitions of $92 million, in the aggregate, primarily from 2014 and 2015 acquisitions and (ii) incremental product sales revenue in 2014 from 2013 and 2014 acquisitions of $581 million, in the aggregate, primarily from the 2013 acquisition of B&L and the 2014 acquisition of Solta Medical.

(3)
Developed Markets segment profit in 2015, 2014 and 2013 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: (i) $2.22 billion in 2015, in the aggregate, primarily from the Salix Acquisition, (ii) $906 million in 2014, in the aggregate, and (iii) $1.08 billion in 2013, in the aggregate.

Developed Markets segment profit in 2013 also reflects an impairment charge of $552 million related to ezogabine/retigabine in the third quarter of 2013 (see Note 7 for further information).

(4)
Emerging Markets segment profit in 2015, 2014 and 2013 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets as follows: (i) $323 million in 2015, in the aggregate, (ii) $324 million in 2014, in the aggregate, and (iii) $321 million in 2013, in the aggregate.

(5)	Corporate reflects non-restructuring-related share-based compensation expense of $95 million, $40 million and $46 million in 2015, 2014 and 2013, respectively.
Segment Assets
Total assets by segment as of December 31, 2015, 2014 and 2013 were as follows:

	2015	2014(1) (Restated)	2013(1)
Assets:
Developed Markets(2)	$41,182.7	$19,070.8	$20,007.2
Emerging Markets(2)	6,897.4	6,332.9	6,907.8
	48,080.1	25,403.7	26,915.0
Corporate	884.4	901.0	1,017.9
Total assets	$48,964.5	$26,304.7	$27,932.9
____________________________________

(1)
As described in Note 3, the Company adopted guidance issued by the FASB retrospectively (impacted presentation only) resulting in reclassifications between assets and long-term debt which did not have a material impact on the Company's financial statements.

(2)
Segment assets as of December 31, 2015 were impacted by the identifiable intangible assets and goodwill from the various acquisitions in the current year. See Note 4 for additional information regarding the current year acquisitions.

Capital Expenditures, and Depreciation and Amortization, including Impairments of Finite-Lived Intangible Assets
Capital expenditures, and depreciation and amortization, including impairments of finite-lived intangible assets by segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Capital expenditures:
Developed Markets	$190.7	$152.7	$54.1
Emerging Markets	26.9	29.3	51.9
	217.6	182.0	106.0
Corporate	17.6	109.6	9.3
Total capital expenditures	$235.2	$291.6	$115.3
Depreciation and amortization, including impairments of finite-lived intangible assets(1):
Developed Markets	$2,245.9	$1,336.9	$1,687.7
Emerging Markets	354.7	385.7	313.7
	2,600.6	1,722.6	2,001.4
Corporate	26.9	15.0	14.4
Total depreciation and amortization, including impairments of finite-lived intangible assets	$2,627.5	$1,737.6	$2,015.8
____________________________________

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

(1)
Depreciation and amortization, including impairments of finite-lived intangible assets in 2015, 2014 and 2013 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to identifiable intangible assets.

For more information regarding business combinations and asset impairment charges and write-offs, see Note 4, Note 7 and Note 11.
Revenues by Product Category
Revenues by product category for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014 (Restated)	2013
Pharmaceuticals	$6,094.3	$3,445.3	$2,677.6
Devices	1,494.6	1,629.4	845.3
OTC	1,582.9	1,711.4	1,086.6
Branded and Other Generics	1,120.4	1,260.0	1,030.8
Other revenues	154.3	159.9	129.3
	$10,446.5	$8,206.0	$5,769.6
Geographic Information
Revenues by geographic region for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Revenues(1)
	2015	2014 (Restated)	2013
U.S. and Puerto Rico	$7,063.0	$4,415.5	$3,194.5
Canada	333.6	375.1	387.4
China	271.5	232.0	91.0
Poland	213.5	276.2	268.8
Japan	206.4	248.7	104.9
Mexico	203.9	221.6	200.9
Australia	182.3	196.3	178.2
France	178.3	204.7	86.9
Russia	168.9	275.1	202.8
Germany	159.4	204.4	130.9
Brazil	110.2	161.0	155.6
U.K.	105.1	114.2	47.0
Other (2)	1,250.4	1,281.2	720.7
	$10,446.5	$8,206.0	$5,769.6
____________________________________

(1)	Revenues are attributed to countries based on the location of the customer.

(2)	Other consists primarily of countries in Europe, Asia, Africa, the Middle East, and Latin America.
Long-lived assets by geographic region as of December 31, 2015, 2014 and 2013 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

	Long-Lived Assets(1)
	2015	2014 (Restated)	2013
U.S. and Puerto Rico	$824.3	$720.0	$592.0
Egypt(2)	97.3	—	—
Poland	88.6	99.4	110.0
Canada	75.6	83.7	87.7
Germany	62.6	73.5	83.8
Mexico	62.3	73.8	82.5
China	32.7	39.6	44.3
France	29.9	36.0	40.5
Serbia	27.3	31.8	40.0
Italy	20.7	23.1	25.3
Brazil	20.4	31.4	41.4
Other (3)	100.1	100.0	86.7
	$1,441.8	$1,312.3	$1,234.2
____________________________________

(1)	Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which is attributed to countries based on the physical location of the assets.

(2)	Relates to the Amoun Acquisition, described further in Note 4.

(3)	Other consists primarily of countries in Europe, Asia, Latin America, and the Middle East.
Major Customers
External customers that accounted for 10% or more of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
McKesson Corporation	20%	17%	19%
AmerisourceBergen Corporation	14%	10%	7%
Cardinal Health, Inc.	12%	9%	13%

24.	PS FUND 1 INVESTMENT
In connection with the merger proposal (which has since been withdrawn as described below) to the Board of Directors of Allergan Inc. (“Allergan”), the Company and Pershing Square Capital Management, L.P. (“Pershing Square”) entered into an agreement pursuant to which, among other things, Valeant and Pershing Square became members of a newly formed jointly owned entity, PS Fund 1. In April 2014, the Company contributed $76 million to PS Fund 1, which was used by PS Fund 1, together with funds contributed by funds managed by Pershing Square, to purchase shares of Allergan common stock and derivative instruments referencing Allergan common stock. The investment in Allergan shares was considered an available-for-sale security. 597,431 of the 28,878,538 shares of Allergan common stock held for PS Fund 1 were allocable to the Company. Based on the Company’s degree of influence over such entity, the Company’s investment in PS Fund 1 was accounted for under the equity method of accounting. Accordingly, the Company recognized its share of any unrealized gains or losses on the Allergan shares held by PS Fund 1 as part of other comprehensive (loss) income.
On November 19, 2014, the Company withdrew its exchange offer to acquire all of the outstanding shares of Allergan. Consequently, the Company and Pershing Square amended their previous agreement, and, as a result, the Company is no longer a member of PS Fund 1. PS Fund 1 sold the shares of Allergan common stock and distributed to the Company proceeds of $473 million, in the aggregate, in the fourth quarter of 2014 which included (i) proceeds of $127 million from the 597,431 shares allocable to the Company plus (ii) proceeds of $346 million representing the Company’s right to 15% of the net profits on the sale of shares realized by Pershing Square. In connection with the sale, the Company recognized a net gain of $287

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

million in the fourth quarter of 2014 (which included the recognition of previously unrealized gains that had been recorded as part of other comprehensive (loss) income).
Also, in connection with the withdrawal of the exchange offer, the commitment letter which the Company had received for the purpose of financing the cash component of the consideration to be paid in the exchange offer, was terminated. As a result, in the fourth quarter of 2014, the Company expensed and paid $54 million of fees associated with the commitment letter.
The net gain of $287 million was recognized in Gain on investments, net in the consolidated statements of (loss) income and is net of expenses of approximately $110 million, in the aggregate, which includes the $54 million of commitment letter fees described in the preceding paragraph as well as legal, consulting, and other related expenses.
In the consolidated statement of cash flows for the year ended December 31, 2014, $76 million of the total proceeds was included as an investing activity as it represents a return of the Company's initial investment. The remaining portion of the proceeds of $398 million, representing the Company’s return on investment, was classified as an operating activity, as were the payments related to the commitment letter fees and legal, consulting, and other related expenses.

25.	SUMMARY QUARTERLY INFORMATION (UNAUDITED)

	2015
	Q1 (Restated)	Q2	Q2 Six Months Ending (Restated)	Q3	Q3 Nine Months Ending (Restated)	Q4
($ in millions, except per share data)	$	$	$	$	$	$
Revenue	2,170.1	2,732.4	4,902.5	2,786.8	7,689.3	2,757.2
Expenses	1,599.1	2,390.9	3,990.0	2,339.0	6,329.0	2,590.1
Operating income	571.0	341.5	912.5	447.8	1,360.3	167.1
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	97.7	(53.0)	44.7	49.5	94.2	(385.9)
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	0.29	(0.15)	0.13	0.14	0.28	(1.12)
Diluted	0.28	(0.15)	0.13	0.14	0.27	(1.12)
Net cash provided by operating activities	491.1	410.5	901.6	736.5	1,638.1	562.3

	2014
	Q1	Q2	Q2 Six Months Ending	Q3 (Revised)	Q3 Nine Months Ending (Revised)	Q4 (Restated)
($ in millions, except per share data)	$	$	$	$	$	$
Revenue	1,886.2	2,041.1	3,927.3	2,043.3	5,970.6	2,235.4
Expenses	1,529.6	1,686.0	3,215.6	1,371.7	4,587.3	1,618.0
Operating income	356.6	355.1	711.7	671.6	1,383.3	617.4
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(22.6)	125.8	103.2	265.0	368.2	512.5
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(0.07)	0.38	0.31	0.79	1.10	1.53
Diluted	(0.07)	0.37	0.30	0.78	1.08	1.50
Net cash provided by operating activities	484.3	376.0	860.3	618.7	1,479.0	815.7
Impact of Restatement on Quarterly Results
This footnote discloses the nature of the restatement matters and adjustments and shows the impact of the restatement matters on the Company's consolidated financial information for the three months ended December 31, 2014, and on the consolidated financial statements for the three months ended March 31, 2015, the six months ended June 30, 2015, and the nine months

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

ended September 30, 2015.  In addition, this footnote also discloses the nature and impact of the adjustments to the Company's consolidated financial statements for the three and nine months ended September 30, 2014 (these periods have been revised for the adjustments as the previously presented financial statements were determined to be not materially misstated). For further discussion of the 2014 annual impact of the restatement matters see Note 2.
As described earlier in this Form 10-K, the Company has restated its financial statements for the year ended December 31, 2014 (including the financial information for the three months ended December 31, 2014), the three months ended March 31, 2015, six months ended June 30, 2015 and nine months ended September 30, 2015. The restatement of previously issued financial statements reduced the Company's net income attributable to Valeant Pharmaceuticals International, Inc. and diluted earnings per share for the three months and year ended December 31, 2014 by approximately $22 million or $0.06 per share and $33 million or $0.09 per share, respectively, and increased the Company's net income attributable to Valeant Pharmaceuticals International, Inc. and diluted earnings per share for the three months ended March 31, 2015, six months ended June 30, 2015 and nine months ended September 30, 2015 by approximately $24 million or $0.07 per share.
The individual restatement matters that underlie the restatement adjustments are described below and are reflected and quantified, as applicable, in the footnotes to the below tables.

(a)
Philidor revenue recognition adjustments - The correction of the misstatement from recognizing revenue related to sales to Philidor from a sell-in to sell-through basis had the effect of eliminating certain revenue recorded in 2014 prior to the date that Philidor was consolidated as a variable interest entity. The revenue that is being eliminated from 2014 does not result in an increase to revenue in subsequent periods as a result of the Company having previously recognized that revenue, subsequent to the consolidation of Philidor, when Philidor dispensed the product to patients. Under the sell-in method previously utilized by the Company with respect to sales to Philidor prior to its consolidation in December 2014, revenue was recognized upon delivery of the products to Philidor. At the date of consolidation, certain of that previously sold inventory was still held by Philidor. Subsequent to the consolidation, Philidor recognized revenue on that inventory when it dispensed products to patients, and that revenue was consolidated into the Company’s results. As long as those pre-consolidation sales transactions were in the normal course of business under applicable accounting standards and not entered into in contemplation of the purchase option agreement, the Company’s historical accounting for this revenue was in accordance with generally accepted accounting principles. The Company has now determined that certain sales transactions for deliveries to Philidor, leading up to the purchase option agreement, were not executed in the normal course of business under applicable accounting standards and included actions taken by the Company (including fulfillment of unusually large orders with extended payment terms and increased pricing, an emphasis on delivering product prior to the execution of the purchase option agreement and seeking and filling a substitute order of equivalent value for an unavailable product) in contemplation of the purchase option agreement. As such, revenue, net of managed care rebates, of $58 million previously recorded in 2014 is now being corrected. However, because that revenue was also recorded by Philidor subsequent to consolidation, upon dispensing of products to patients, the elimination of this revenue in 2014, prior to consolidation, does not result in additional revenue being recorded in 2015. Additionally, provisions for managed care rebates of $21 million previously recorded in 2014 will now be recognized against that revenue in the first quarter of 2015.

The reduction in inventory for all periods subsequent to the consolidation date relates to the Philidor revenue recognition adjustments described above.  At the time of the consolidation of Philidor in December 2014, under the acquisition method of accounting, the Company recorded the fair value of the inventory on hand at Philidor at the net price the Company previously sold the inventory to Philidor, exclusive of the impact of managed care rebates.  The restatement adjustments to eliminate the revenue for certain sales transactions between the Company and Philidor prior to consolidation, result in a reduction, for accounting purposes, to the amount of inventory that the Company acquired from Philidor.  Eliminating the pre-consolidation sales described above had the effect of reducing pre-tax profit that was recognized in 2014 by $39 million. The majority of this profit is now recognized in 2015 as a reduction to previously recorded Cost of Goods Sold as the restated carrying amount of this inventory does not include the stepped up value resulting from the Company's consolidation of Philidor.

(b)
Philidor measurement period adjustments - Related to the consolidation of Philidor, the Company previously recorded certain measurement period adjustments during the second and third quarters of 2015 when known, which should be retroactively recorded as of the date Philidor was consolidated (December 2014). These measurement period adjustments primarily resulted in (1) an increase to acquisition-related contingent consideration as a result of further valuation analysis around the probability and timing of certain milestone payments; (2) increases in the fair value of certain intangible assets resulting from the higher sales forecast; and (3) a net increase in goodwill as a result of (1) and (2) above.  The measurement period adjustments were previously determined to be immaterial to the Company’s consolidated financial statements, but

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

are now being recorded in the fourth quarter of 2014 in connection with the other restatement adjustments related to Philidor.

(c)	Accrued liability adjustment - Unrelated to Philidor, the Company recorded an accrual for previously unrecorded professional fees related to acquisition-related costs.

(d)	Tax effect of restatement adjustments - The Company calculated the tax effect of the adjustments noted above.

(e)	Accumulated deficit - This adjustment reflects the cumulative net loss impact of the restatement adjustments as of the balance sheet date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED BALANCE SHEET
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of September 30,
	2014 (As Previously Reported)(1)	Revision Adjustments	2014 (Revised)	Revision Ref
Assets
Current assets:
Cash and cash equivalents	$808.8	$—	$808.8
Trade receivables, net	1,880.2	—	1,880.2
Inventories, net	932.7	0.6	933.3	(a)
Prepaid expenses and other current assets	465.6	—	465.6
Assets held for sale	10.0	—	10.0
Deferred tax assets, net	316.4	—	316.4
Total current assets	4,413.7	0.6	4,414.3
Property, plant and equipment, net	1,300.4	—	1,300.4
Intangible assets, net	11,620.4	—	11,620.4
Goodwill	9,467.8	—	9,467.8
Deferred tax assets, net	23.9	—	23.9
Other long-term assets, net	203.9	—	203.9
Total assets	$27,030.1	$0.6	$27,030.7

Liabilities
Current liabilities:
Accounts payable	$323.3	$—	$323.3
Accrued and other current liabilities	1,993.9	12.9	2,006.8	(a)
Acquisition-related contingent consideration	116.5	—	116.5
Current portion of long-term debt	690.6	—	690.6
Deferred tax liabilities, net	19.0	—	19.0
Total current liabilities	3,143.3	12.9	3,156.2
Acquisition-related contingent consideration	211.3	—	211.3
Long-term debt	15,554.8	—	15,554.8
Pension and other benefit liabilities	157.7	—	157.7
Liabilities for uncertain tax positions	113.8	—	113.8
Deferred tax liabilities, net	2,407.0	(1.9)	2,405.1	(d)
Other long-term liabilities	208.6	—	208.6
Total liabilities	21,796.5	11.0	21,807.5

Equity
Common shares, no par value, unlimited shares authorized, 334,004,879
issued and outstanding at September 30, 2014	8,334.4	—	8,334.4
Additional paid-in capital	240.2	—	240.2
Accumulated deficit	(2,899.9)	(10.4)	(2,910.3)	(e)
Accumulated other comprehensive loss	(552.0)	—	(552.0)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,122.7	(10.4)	5,112.3
Noncontrolling interest	110.9	—	110.9
Total equity	5,233.6	(10.4)	5,223.2
Total liabilities and equity	$27,030.1	$0.6	$27,030.7
____________________________________

(1)
As described in Note 3, the Company adopted guidance issued by the Financial Accounting Standards Board which requires certain debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The adoption of this guidance was applied retrospectively and impacted presentation only. The resulting reclassifications between assets and long-term debt did not have a material impact on the Company's financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2014 (As Previously Reported)	Revision Adjustments	2014 (Revised)	Revision Ref
Revenues
Product sales	$2,022.9	$(12.9)	$2,010.0	(a)
Other revenues	33.3	—	33.3
	2,056.2	(12.9)	2,043.3
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived
intangible assets shown separately below)	545.8	(0.6)	545.2	(a)
Cost of other revenues	15.0	—	15.0
Selling, general and administrative	504.1	—	504.1
Research and development	59.1	—	59.1
Amortization and impairment of finite-lived intangible assets	393.1	—	393.1
Restructuring, integration and other costs	61.7	—	61.7
In-process research and development impairments and other changes	19.9	—	19.9
Acquisition-related costs	1.6	—	1.6
Acquisition-related contingent consideration	4.0	—	4.0
Other income	(232.0)	—	(232.0)
	1,372.3	(0.6)	1,371.7
Operating income (loss)	683.9	(12.3)	671.6
Interest income	0.8	—	0.8
Interest expense	(258.4)	—	(258.4)
Loss on extinguishment of debt	—	—	—
Foreign exchange and other	(53.0)	—	(53.0)
Gain on investments, net	3.4	—	3.4
Income (loss) before provision for (recovery of) income taxes	376.7	(12.3)	364.4
Provision for (recovery of) income taxes	100.3	(1.9)	98.4	(d)
Net income (loss)	276.4	(10.4)	266.0
Less: Net income attributable to noncontrolling interest	1.0	—	1.0
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$275.4	$(10.4)	$265.0

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.82	$(0.03)	$0.79
Diluted	$0.81	$(0.03)	$0.78

Weighted-average common shares (in millions)
Basic	335.4		335.4
Diluted	341.3		341.3

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2014 (As Previously Reported)	Revision Adjustments	2014 (Revised)	Revision Ref
Revenues
Product sales	$5,868.1	$(12.9)	$5,855.2	(a)
Other revenues	115.4	—	115.4
	5,983.5	(12.9)	5,970.6
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived
intangible assets shown separately below)	1,619.5	(0.6)	1,618.9	(a)
Cost of other revenues	45.3	—	45.3
Selling, general and administrative	1,501.8	—	1,501.8
Research and development	186.9	—	186.9
Amortization and impairment of finite-lived intangible assets	1,113.9	—	1,113.9
Restructuring, integration and other costs	337.4	—	337.4
In-process research and development impairments and other changes	40.3	—	40.3
Acquisition-related costs	3.7	—	3.7
Acquisition-related contingent consideration	14.8	—	14.8
Other income	(275.7)	—	(275.7)
	4,587.9	(0.6)	4,587.3
Operating income (loss)	1,395.6	(12.3)	1,383.3
Interest income	3.8	—	3.8
Interest expense	(746.1)	—	(746.1)
Loss on extinguishment of debt	(93.7)	—	(93.7)
Foreign exchange and other	(63.0)	—	(63.0)
Gain on investments, net	5.9	—	5.9
Income (loss) before provision for (recovery of) income taxes	502.5	(12.3)	490.2
Provision for (recovery of) income taxes	124.4	(1.9)	122.5	(d)
Net income (loss)	378.1	(10.4)	367.7
Less: Net loss attributable to noncontrolling interest	(0.5)	—	(0.5)
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$378.6	$(10.4)	$368.2

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$1.13	$(0.03)	$1.10
Diluted	$1.11	$(0.03)	$1.08

Weighted-average common shares (in millions)
Basic	335.2		335.2
Diluted	341.4		341.4

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

There was no net impact of the 2014 revision adjustments on net cash provided by operating activities, net cash provided by investing activities and net cash used in financing activities in the Consolidated Statement of Cash Flows. The adjustments only had an impact on certain captions within cash flows from operating activities.

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,
	2014 (As Previously Reported)	Revision Adjustments	2014 (Revised)	Revision Ref
Cash Flow From Operating Activities
Net income	$276.4	$(10.4)	$266.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	439.3	—	439.3
Amortization and write-off of debt discounts and debt issuance costs	34.6	—	34.6
In-process research and development impairments	19.9	—	19.9
Acquisition accounting adjustment on inventory sold	12.4	—	12.4
Acquisition-related contingent consideration	4.0	—	4.0
Allowances for losses on accounts receivable and inventories	12.0	—	12.0
Deferred income taxes	74.6	(1.9)	72.7	(d)
Gain on disposal of assets and businesses	(254.5)	—	(254.5)
Reduction to accrued legal settlements	(0.9)	—	(0.9)
Payments of accrued legal settlements	(0.2)	—	(0.2)
Share-based compensation	20.2	—	20.2
Tax benefits from share-based compensation	(15.9)	—	(15.9)
Foreign exchange loss	55.1	—	55.1
Payment of accreted interest on contingent consideration	(1.3)	—	(1.3)
Other	9.7	—	9.7
Changes in operating assets and liabilities:
Trade receivables	(121.4)	—	(121.4)
Inventories	(41.5)	(0.6)	(42.1)	(a)
Prepaid expenses and other current assets	5.5	—	5.5
Accounts payable, accrued and other liabilities	90.7	12.9	103.6	(a)
Net cash provided by operating activities	618.7	—	618.7

Net cash provided by investing activities	756.3	—	756.3

Net cash used in financing activities	(1,082.1)	—	(1,082.1)

Effect of exchange rate changes on cash and cash equivalents	(15.3)	—	(15.3)
Net increase in cash and cash equivalents	277.6	—	277.6
Cash and cash equivalents, beginning of period	531.2	—	531.2
Cash and cash equivalents, end of period	$808.8	$—	$808.8

Non- Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(16.0)	$—	$(16.0)
Acquisition of businesses, debt assumed	(4.5)	—	(4.5)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2014 (As Previously Reported)	Revision Adjustments	2014 (Revised)	Revision Ref
Cash Flow From Operating Activities
Net income	$378.1	$(10.4)	$367.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	1,248.1	—	1,248.1
Amortization and write-off of debt discounts and debt issuance costs	58.1	—	58.1
In-process research and development impairments	20.3	—	20.3
Acquisition accounting adjustment on inventory sold	21.9	—	21.9
Acquisition-related contingent consideration	14.8	—	14.8
Allowances for losses on accounts receivable and inventories	47.6	—	47.6
Deferred income taxes	63.2	(1.9)	61.3	(d)
Gain on disposal of assets and businesses	(254.5)	—	(254.5)
Reduction to accrued legal settlements	(48.2)	—	(48.2)
Payments of accrued legal settlements	(1.2)	—	(1.2)
Share-based compensation	60.6	—	60.6
Tax benefits from share-based compensation	(17.1)	—	(17.1)
Foreign exchange loss	62.4	—	62.4
Loss on extinguishment of debt	93.7	—	93.7
Payment of accreted interest on contingent consideration	(9.5)	—	(9.5)
Other	15.8	—	15.8
Changes in operating assets and liabilities:
Trade receivables	(205.2)	—	(205.2)
Inventories	(122.8)	(0.6)	(123.4)	(a)
Prepaid expenses and other current assets	34.5	—	34.5
Accounts payable, accrued and other liabilities	18.4	12.9	31.3	(a)
Net cash provided by operating activities	1,479.0	—	1,479.0

Net cash provided by investing activities	105.8	—	105.8

Net cash used in financing activities	(1,361.4)	—	(1,361.4)

Effect of exchange rate changes on cash and cash equivalents	(14.9)	—	(14.9)
Net increase in cash and cash equivalents	208.5	—	208.5
Cash and cash equivalents, beginning of period	600.3	—	600.3
Cash and cash equivalents, end of period	$808.8	$—	$808.8

Non- Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(65.1)	$—	$(65.1)
Acquisition of businesses, debt assumed	(8.5)	—	(8.5)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2014 (As Previously Reported)	Restatement Adjustments	2014 (Restated)	Restatement Ref
Revenues
Product sales	$2,235.5	$(44.6)	$2,190.9	(a)
Other revenues	44.5	—	44.5
	2,280.0	(44.6)	2,235.4
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived
intangible assets shown separately below)	576.7	(17.9)	558.8	(a)
Cost of other revenues	13.1	—	13.1
Selling, general and administrative	524.5	—	524.5
Research and development	59.1	—	59.1
Amortization and impairment of finite-lived intangible assets	436.8	—	436.8
Restructuring, integration and other costs	44.3	—	44.3
In-process research and development impairments and other changes	0.7	—	0.7
Acquisition-related costs	2.6	—	2.6
Acquisition-related contingent consideration	(28.9)	—	(28.9)
Other expense	7.0	—	7.0
	1,635.9	(17.9)	1,618.0
Operating income (loss)	644.1	(26.7)	617.4
Interest income	1.2	—	1.2
Interest expense	(224.9)	—	(224.9)
Loss on extinguishment of debt	(35.9)	—	(35.9)
Foreign exchange and other	(81.1)	—	(81.1)
Gain on investments, net	286.7	—	286.7
Income (loss) before provision for (recovery of) income taxes	590.1	(26.7)	563.4
Provision for (recovery of) income taxes	56.0	(4.3)	51.7	(d)
Net income (loss)	534.1	(22.4)	511.7
Less: Net loss attributable to noncontrolling interest	(0.8)	—	(0.8)
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$534.9	$(22.4)	$512.5

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$1.59	$(0.06)	$1.53
Diluted	$1.56	$(0.06)	$1.50

Weighted-average common shares (in millions)
Basic	335.8		335.8
Diluted	341.9		341.9

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED BALANCE SHEET
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of March 31,
	2015 (As Previously Reported)(1)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Assets
Current assets:
Cash and cash equivalents	$1,864.4	$—	$1,864.4
Trade receivables, net	2,108.8	—	2,108.8
Inventories, net	998.9	(8.8)	990.1	(a)
Restricted cash and cash equivalents	10,354.9	—	10,354.9
Prepaid expenses and other current assets	660.9	—	660.9
Assets held for sale	7.8	—	7.8
Deferred tax assets, net	196.5	—	196.5
Total current assets	16,192.2	(8.8)	16,183.4
Property, plant and equipment, net	1,334.8	1.8	1,336.6	(b)
Intangible assets, net	11,554.6	22.0	11,576.6	(b)
Goodwill	9,161.4	15.0	9,176.4	(b)
Deferred tax assets, net	151.7	—	151.7
Other long-term assets, net	129.9	—	129.9
Total assets	$38,524.6	$30.0	$38,554.6

Liabilities
Current liabilities:
Accounts payable	$352.5	$—	$352.5
Accrued and other current liabilities	2,424.4	2.6	2,427.0	(a), (c)
Acquisition-related contingent consideration	186.3	—	186.3
Current portion of long-term debt	122.8	—	122.8
Deferred tax liabilities, net	11.1	—	11.1
Total current liabilities	3,097.1	2.6	3,099.7
Acquisition-related contingent consideration	198.9	38.8	237.7	(b)
Long-term debt	25,856.6	—	25,856.6
Pension and other benefit liabilities	227.7	—	227.7
Liabilities for uncertain tax positions	98.7	—	98.7
Deferred tax liabilities, net	2,261.5	(2.6)	2,258.9	(d)
Other long-term liabilities	208.9	—	208.9
Total liabilities	31,949.4	38.8	31,988.2

Equity
Common shares, no par value, unlimited shares authorized, 342,266,409
issued and outstanding at March 31, 2015	9,810.3	—	9,810.3
Additional paid-in capital	260.9	—	260.9
Accumulated deficit	(2,291.3)	(8.8)	(2,300.1)	(e)
Accumulated other comprehensive loss	(1,327.6)	—	(1,327.6)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	6,452.3	(8.8)	6,443.5
Noncontrolling interest	122.9	—	122.9
Total equity	6,575.2	(8.8)	6,566.4
Total liabilities and equity	$38,524.6	$30.0	$38,554.6
____________________________________

(1)
As described in Note 3, the Company adopted guidance issued by the Financial Accounting Standards Board which requires certain debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The adoption of this guidance was applied retrospectively and impacted presentation only. The resulting reclassifications between assets and long-term debt did not have a material impact on the Company's financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Revenues
Product sales	$2,146.9	$(20.8)	$2,126.1	(a)
Other revenues	44.0	—	44.0
	2,190.9	(20.8)	2,170.1
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived
intangible assets shown separately below)	560.4	(52.5)	507.9	(a)
Cost of other revenues	14.3	—	14.3
Selling, general and administrative	573.8	—	573.8
Research and development	55.8	—	55.8
Amortization and impairment of finite-lived intangible assets	365.2	—	365.2
Restructuring, integration and other costs	55.0	—	55.0
Acquisition-related costs	9.8	4.1	13.9	(c)
Acquisition-related contingent consideration	7.1	—	7.1
Other expense	6.1	—	6.1
	1,647.5	(48.4)	1,599.1
Operating income	543.4	27.6	571.0
Interest income	0.9	—	0.9
Interest expense	(297.8)	—	(297.8)
Loss on extinguishment of debt	(20.0)	—	(20.0)
Foreign exchange and other	(71.1)	—	(71.1)
Income before provision for income taxes	155.4	27.6	183.0
Provision for income taxes	80.9	3.6	84.5	(d)
Net income	74.5	24.0	98.5
Less: Net income attributable to noncontrolling interest	0.8	—	0.8
Net income attributable to Valeant Pharmaceuticals International, Inc.	$73.7	$24.0	$97.7

Earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.22	$0.07	$0.29
Diluted	$0.21	$0.07	$0.28

Weighted-average common shares (in millions)
Basic	336.8		336.8
Diluted	343.4		343.4

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

There was no net impact of the 2015 restatement adjustments on net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities in the Consolidated Statement of Cash Flows. The adjustments only had an impact on certain captions within cash flows from operating activities.

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Cash Flow From Operating Activities
Net income	$74.5	$24.0	$98.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	407.0	—	407.0
Amortization and write-off of debt discounts and debt issuance costs	10.5	—	10.5
Acquisition accounting adjustment on inventory sold	24.5	—	24.5
Acquisition-related contingent consideration	7.1	—	7.1
Allowances for losses on accounts receivable and inventories	12.2	—	12.2
Deferred income taxes	62.5	3.6	66.1	(d)
Additions to accrued legal settlements	1.5	—	1.5
Payments of accrued legal settlements	(3.0)	—	(3.0)
Share-based compensation	35.0	—	35.0
Tax benefits from share based compensation	(17.9)	—	(17.9)
Foreign exchange loss	75.9	—	75.9
Loss on extinguishment of debt	20.0	—	20.0
Payment of accreted interest on contingent consideration	(2.2)	—	(2.2)
Other	(7.2)	—	(7.2)
Changes in operating assets and liabilities:
Trade receivables	(67.0)	—	(67.0)
Inventories	(38.5)	(52.5)	(91.0)	(a)
Prepaid expenses and other current assets	(45.1)	—	(45.1)
Accounts payable, accrued and other liabilities	(58.7)	24.9	(33.8)	(a), (c)
Net cash provided by operating activities	491.1	—	491.1

Net cash used in investing activities	(11,240.5)	—	(11,240.5)

Net cash provided by financing activities	12,306.3	—	12,306.3

Effect of exchange rate changes on cash and cash equivalents	(15.1)	—	(15.1)
Net increase in cash and cash equivalents	1,541.8	—	1,541.8
Cash and cash equivalents, beginning of period	322.6	—	322.6
Cash and cash equivalents, end of period	$1,864.4	$—	$1,864.4

Non- Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(286.9)	$—	$(286.9)
Acquisition of businesses, debt assumed	—	—	—

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Revenues
Product sales	$4,841.9	$(20.8)	$4,821.1	(a)
Other revenues	81.4	—	81.4
	4,923.3	(20.8)	4,902.5
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived
intangible assets shown separately below)	1,230.3	(52.5)	1,177.8	(a)
Cost of other revenues	29.5	—	29.5
Selling, general and administrative	1,259.3	—	1,259.3
Research and development	136.9	—	136.9
Amortization and impairment of finite-lived intangible assets	950.6	—	950.6
Restructuring, integration and other costs	198.4	—	198.4
In-process research and development impairments and other changes	12.3	—	12.3
Acquisition-related costs	19.3	4.1	23.4	(c)
Acquisition-related contingent consideration	18.8	—	18.8
Other expense	183.0	—	183.0
	4,038.4	(48.4)	3,990.0
Operating income	884.9	27.6	912.5
Interest income	1.8	—	1.8
Interest expense	(710.5)	—	(710.5)
Loss on extinguishment of debt	(20.0)	—	(20.0)
Foreign exchange and other	(65.5)	—	(65.5)
Income before provision for income taxes	90.7	27.6	118.3
Provision for income taxes	67.8	3.6	71.4	(d)
Net income	22.9	24.0	46.9
Less: Net income attributable to noncontrolling interest	2.2	—	2.2
Net income attributable to Valeant Pharmaceuticals International, Inc.	$20.7	$24.0	$44.7

Earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.06	$0.07	$0.13
Diluted	$0.06	$0.07	$0.13

Weighted-average common shares (in millions)
Basic	340.5		340.5
Diluted	347.1		347.1

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Cash Flow From Operating Activities
Net income	$22.9	$24.0	$46.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	1,042.0	—	1,042.0
Amortization and write-off of debt discounts and debt issuance costs	103.2	—	103.2
In-process research and development impairments	12.3	—	12.3
Acquisition accounting adjustment on inventory sold	70.5	—	70.5
Acquisition-related contingent consideration	18.8	—	18.8
Allowances for losses on accounts receivable and inventories	26.8	—	26.8
Deferred income taxes	12.4	3.6	16.0	(d)
Additions to accrued legal settlements	6.3		6.3
Payments of accrued legal settlements	(5.9)	—	(5.9)
Share-based compensation	60.9	—	60.9
Tax benefits from share-based compensation	(25.6)	—	(25.6)
Foreign exchange loss	65.6	—	65.6
Loss on extinguishment of debt	20.0	—	20.0
Payment of accreted interest on contingent consideration	(12.1)	—	(12.1)
Other	(9.9)	—	(9.9)
Changes in operating assets and liabilities:
Trade receivables	(308.8)	—	(308.8)
Inventories	(86.8)	(52.5)	(139.3)	(a)
Prepaid expenses and other current assets	(163.5)	—	(163.5)
Accounts payable, accrued and other liabilities	52.5	24.9	77.4	(a), (c)
Net cash provided by operating activities	901.6	—	901.6

Net cash used in investing activities	(13,885.7)	—	(13,885.7)

Net cash provided by financing activities	13,631.6	—	13,631.6

Effect of exchange rate changes on cash and cash equivalents	(12.1)	—	(12.1)
Net increase in cash and cash equivalents	635.4	—	635.4
Cash and cash equivalents, beginning of period	322.6	—	322.6
Cash and cash equivalents, end of period	$958.0	$—	$958.0

Non- Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(674.6)	$38.8	$(635.8)	(b)
Acquisition of businesses, debt assumed	(3,123.1)	—	(3,123.1)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Revenues
Product sales	$7,590.1	$(20.8)	$7,569.3	(a)
Other revenues	120.0	—	120.0
	7,710.1	(20.8)	7,689.3
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived
intangible assets shown separately below)	1,864.9	(52.5)	1,812.4	(a)
Cost of other revenues	43.1	—	43.1
Selling, general and administrative	1,956.9	—	1,956.9
Research and development	238.5	—	238.5
Amortization and impairment of finite-lived intangible assets	1,629.8	—	1,629.8
Restructuring, integration and other costs	274.0	—	274.0
In-process research and development impairments and other changes	108.1	—	108.1
Acquisition-related costs	26.3	4.1	30.4	(c)
Acquisition-related contingent consideration	22.6	—	22.6
Other expense	213.2	—	213.2
	6,377.4	(48.4)	6,329.0
Operating income	1,332.7	27.6	1,360.3
Interest income	2.5	—	2.5
Interest expense	(1,130.7)	—	(1,130.7)
Loss on extinguishment of debt	(20.0)	—	(20.0)
Foreign exchange and other	(99.5)	—	(99.5)
Income before provision for income taxes	85.0	27.6	112.6
Provision for income taxes	10.4	3.6	14.0	(d)
Net income	74.6	24.0	98.6
Less: Net income attributable to noncontrolling interest	4.4	—	4.4
Net income attributable to Valeant Pharmaceuticals International, Inc.	$70.2	$24.0	$94.2

Earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.21	$0.07	$0.28
Diluted	$0.20	$0.07	$0.27

Weighted-average common shares (in millions)
Basic	340.8		340.8
Diluted	347.2		347.2

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

CONSOLIDATED STATEMENT OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Cash Flow From Operating Activities
Net income	$74.6	$24.0	$98.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	1,768.4	—	1,768.4
Amortization and write-off of debt discounts and debt issuance costs	123.7	—	123.7
In-process research and development impairments	108.1	—	108.1
Acquisition accounting adjustment on inventory sold	97.7	—	97.7
Acquisition-related contingent consideration	22.6	—	22.6
Allowances for losses on accounts receivable and inventories	46.4	—	46.4
Deferred income taxes	(79.0)	3.6	(75.4)	(d)
Loss on disposal of assets and liabilities	9.2	—	9.2
Additions to accrued legal settlements	31.9		31.9
Payments of accrued legal settlements	(32.1)	—	(32.1)
Share-based compensation	111.4	—	111.4
Tax benefits from share-based compensation	(21.7)	—	(21.7)
Foreign exchange loss	96.6	—	96.6
Loss on extinguishment of debt	20.0	—	20.0
Payment of accreted interest on contingent consideration	(19.8)	—	(19.8)
Other	(13.6)	—	(13.6)
Changes in operating assets and liabilities:
Trade receivables	(656.0)	—	(656.0)
Inventories	(132.4)	(52.5)	(184.9)	(a)
Prepaid expenses and other current assets	(252.0)	—	(252.0)
Accounts payable, accrued and other liabilities	334.1	24.9	359.0	(a), (c)
Net cash provided by operating activities	1,638.1	—	1,638.1

Net cash used in investing activities	(14,041.9)	—	(14,041.9)

Net cash provided by financing activities	13,523.2	—	13,523.2

Effect of exchange rate changes on cash and cash equivalents	(22.0)	—	(22.0)
Net increase in cash and cash equivalents	1,097.4	—	1,097.4
Cash and cash equivalents, beginning of period	322.6	—	322.6
Cash and cash equivalents, end of period	$1,420.0	$—	$1,420.0

Non- Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(783.3)	$38.8	$(744.5)	(b)
Acquisition of businesses, debt assumed	(3,129.2)	—	(3,129.2)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

26.	SUBSEQUENT EVENTS
Appointment of Chairman and Chief Executive Officer
On April 25, 2016, the Company announced that its Board of Directors has named Joseph C. Papa to become the Company’s Chairman and Chief Executive Officer.  Mr. Papa is expected to join the Company by early May.  Mr. Papa, who will also join the Company’s Board of Directors, will succeed J. Michael Pearson, who is expected to remain as chief executive officer and a director until Mr. Papa joins the Company. Mr. Papa will join the Company from Perrigo Company plc, a leading global healthcare supplier that develops, manufactures and distributes over-the-counter (OTC) and prescription (Rx) pharmaceuticals, where he served as Chairman and Chief Executive Officer.
Notices of Default Under Senior Note Indentures
As a result of the delay in the Company filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, on April 12, 2016, the Company received a notice of default from certain holders of its 5.5% Notes due 2023 and, on April 22, 2016, the Company received additional notices of default from the trustee under the respective indentures governing the Company’s 5.375% Senior Notes due 2020, 6.375% Senior Notes due 2020, 7.50% Senior Notes due 2021 and 7.250% Senior Notes due 2022. The filing of this Form 10-K has cured in all respects the default under the Company’s senior note indentures triggered by the failure to timely file this Form 10-K. If the Company is delinquent in filing future reports, including the expected delay in filing the First Quarter 2016 Form 10-Q, the Company may receive similar notices of default from the trustee or noteholders under the Company’s senior note indentures.
Credit Facility Amendment
On April 11, 2016, the Company obtained an amendment and waiver to its Credit Agreement. Pursuant to the amendment, the Company obtained an extension to the deadline for filing (i) the Company's Form 10-K for the fiscal year ended December 31, 2015 to May 31, 2016 and (ii) the Company's Form 10-Q for the fiscal quarter ended March 31, 2016 to July 31, 2016.  The amendment also waived, among other things, the cross-default under the Credit Agreement to Valeant's indentures that arose when the Form 10-K for the fiscal year ended December 31, 2015 was not filed by March 15, 2016, as well as any cross default that may have arisen under the Company's other indebtedness from the failure to timely deliver this Form 10-K. Any cross default that may arise under the indentures or the Company’s other indebtedness as a result of any delay in filing the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “First Quarter 2016 Form 10-Q”) was also waived.  The amendment modified, among other things, the interest coverage financial maintenance covenant from 3.00 to 1.00 to 2.75 to 1.00 from the fiscal quarter ending June 30, 2016 through the fiscal quarter ending March 31, 2017. Certain financial definitions were also amended, including the definition of “Consolidated Adjusted EBITDA” which has been modified to add back fees and expenses in connection with any amendment or modification of the Credit Agreement or any other indebtedness, and to permit up to $175,000,000 to be added back in connection with costs, fees and expenses relating to, among other things, Philidor-related matters and/or product pricing-related matters and any review by the Board and the Ad Hoc Committee related to such matters. The amendment also modified certain existing add-backs to Consolidated Adjusted EBITDA under the Credit Agreement, including increasing the add-back for (i) restructuring charges in any twelve-month period to $200,000,000 from $125,000,000 and (ii) fees and expenses in connection with any proposed or actual issuance of debt, equity, acquisitions, investments, assets sales or divestitures to $150,000,000 from $75,000,000 for any twelve month period ending on or prior to March 31, 2017.
The terms of the amendment impose a number of restrictions on the Company and its subsidiaries until the time that (i) the Company delivers its Form 10-K for the fiscal year ended December 31, 2015 and its Form 10-Q for the fiscal quarter ended March 31, 2016 (such requirements, the "Financial Reporting Requirements") and (ii) the leverage ratio of the Company and its subsidiaries (being the ratio, as of the last day of any fiscal quarter, of Consolidated Total Debt (as defined in the Credit Agreement) as of such day to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending on such date) is less than 4.50 to 1.00, including imposing (i) a $250,000,000 aggregate cap (the "Transaction Cap") on acquisitions (although the Transaction Cap does not apply to any portion of acquisition consideration paid for by either the issuance of the Company’s equity or the proceeds of any such equity issuance), (ii) a restriction on the incurrence of debt to finance such acquisitions and (iii) a requirement that the net proceeds from certain asset sales be used to repay the term loans under the Credit Agreement, instead of investing such net proceeds in real estate, equipment, other tangible assets or intellectual property useful in the business. In addition, the Company's ability to make investments, dividends, distributions, share repurchases and other restricted payments is also restricted and subject to the Transaction Cap until such time as the Financial Reporting Requirements are satisfied and the leverage ratio of the Company and its subsidiaries is less than 4.00 to 1.00 (unless such investments or restricted payments can fit within other existing exceptions set out in the Credit Agreement).

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular dollar amounts expressed in millions of U.S. dollars, except per share data)

The amendment also increased the interest rate applicable to the Company's loans under the Credit Agreement by 1.00% until delivery of the Company's financial statements for the fiscal quarter ending June 30, 2017. Thereafter, the interest rate applicable to the loans will be determined on the basis of a pricing grid tied to the Company's secured leverage ratio.
Management Cease Trade Order Application
On March 21, 2016, the Company applied for a customary management cease trade order (the “MCTO”) from the AMF, the Company's principal securities regulator in Canada. The application was made in connection with the Company’s anticipated delay in filing its audited consolidated annual financial statements for the fiscal year ended December 31, 2015, the related management’s discussion and analysis, certificates of its Chief Executive Officer and Chief Financial Officer and this Form 10-K (collectively, the “Required Canadian Filings”) with Canadian securities regulators until after the March 30, 2016 filing deadline. The MCTO was issued on March 31, 2016 and prohibits the trading in or acquisition of any securities of the Company, directly or indirectly, by each of the Company’s current Chief Executive Officer, Chief Financial Officer and each other current member of the Board. A similar order was issued by the Ontario Securities Commission with respect to a director of the Company who is resident in that province. The restrictions imposed by the MCTO are expected to be lifted shortly following the making of the Required Canadian Filings. The MCTO does not affect the ability of other shareholders of the Company to trade in the Company’s securities.