Form 10-Q
period 2016-03-31
Valeant Pharmaceuticals International, Inc.
filed 2016-06-07
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Common shares, no par value — 343,030,281 shares outstanding as of June 2, 2016.

EXPLANATORY NOTE
As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), misstatements were identified in connection with the previous revenue recognition for certain transactions with the Philidor Rx Services, LLC (“Philidor”) pharmacy network. On March 21, 2016, management of the Company (as defined herein), the Company's Audit and Risk Committee (the “ARC”) and the Company's Board of Directors (the “Board”) concluded that the Company’s audited financial statements for the year ended, and unaudited financial information for the quarter ended, December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 should no longer be relied upon due to these misstatements and other qualitative factors. In addition, due to the fact that the first quarter 2015 results are included within the financial statements for the six-month period ended June 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and the financial statements for the nine-month period ended September 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, management, the ARC and the Board also concluded that the financial statements for such six-month and nine-month periods reflected in those Quarterly Reports should no longer be relied upon.
In the 2015 Form 10-K, we restated our consolidated financial statements for the year ended, and unaudited financial information for the quarter ended, December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the six-month period ended June 30, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and the nine-month period ended September 30, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. The unaudited financial statements for the quarter ended March 31, 2015 included in this Form 10-Q have been restated, see Note 2 titled "RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS" of notes to the unaudited consolidated financial statements for additional details regarding the restatement.
As of December 31, 2015, management determined that the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses related to tone at the top of the organization and non-standard revenue transactions, particularly at or near quarter ends. As of March 31, 2016, due to the existence of these material weaknesses, management has concluded that the Company’s disclosure controls and procedures were not effective.  See Item 4 of this Form 10-Q and Item 9A of the 2015 Form 10-K for further information.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros, and references to RUR are to Russian rubles. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2016.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; the expected benefits of our acquisitions and other transactions, such as cost savings, operating synergies and growth potential of the Company; the impact of material weaknesses in our internal control over financial reporting; our liquidity and our ability to satisfy our debt maturities as they become due; the impact of our distribution, fulfillment and other third party arrangements; proposed price reductions and limitations; changes in management; our ability to reduce debt levels; our ability to reduce certain inventory levels; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Credit Agreement and senior note indentures; the changes in our forecast for the fiscal year 2016; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigation by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, pending investigations by the U.S. Senate Special Committee on Aging and the U.S. House Committee on Oversight and Government Reform, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the document subpoena from the New Jersey State Bureau of Securities and a number of pending purported class action litigations in the U.S. and Canada and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
our ability to manage the transition to our new Chairman and Chief Executive Officer, the success of such individual in assuming the roles of Chairman and Chief Executive Officer and the ability of such individual to implement and achieve the strategies and goals of the Company as they develop;

•
the election of the slate of directors who are standing for election at our upcoming annual general meeting of shareholders, many of whom are new or recently appointed directors, and our ability to manage the transition to this new Board of Directors and the success of these individuals in their new roles as members of the Board of Directors of the Company;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm that may result from the completed review by the Ad Hoc Committee of our Board of Directors;

•
the effect of the misstatements identified in, and the resultant restatement of, certain of our previously issued financial statements and results (as further described herein); the material weaknesses in our internal control over financial reporting identified by the Company; and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that may arise as a result;

•
the effectiveness of the remediation measures and actions currently being implemented and to be taken in the future to remediate the material weaknesses in our internal control over financial reporting identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our results and the impact such measures may have on the Company and our businesses;

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

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina Department of Justice) and any pricing controls or price reductions that may be sought or imposed (or that we may elect to implement) on our products as a result thereof (such as the recent decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products);

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any subsequent financial statements or other filings and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•	our substantial debt (and potential future indebtedness) and current and future debt service obligations and their impact on our financial condition, cash flows and results of operations;

•
our ability to meet the financial and other covenants contained in our Credit Agreement, senior note indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including the restrictions imposed by the April 11, 2016 amendment (the “April 2016 amendment”) to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

•	our ability to service and repay our existing or any future debt, including our ability to reduce our outstanding debt levels during 2016 in accordance with our stated intention;

•
any downgrade by rating agencies in our credit ratings (such as the recent downgrades by Moody’s Investors Service and Standard & Poor’s Ratings Services), which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
our ability to raise additional funds, as needed, in light of our current and projected levels of operations, general economic conditions (including capital market conditions) and any restrictions or limitations imposed by the financial and other covenants of our debt agreements with respect to incurring additional debt;

•
any further reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2016 or beyond, which could lead to, among other things, a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or senior note indentures and/or impairment in the goodwill associated with certain of our reporting units (including our U.S. reporting unit) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units (such as our U.S. reporting unit) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets;

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

•
our shift in focus to minimal business development activity through acquisitions in 2016 and possibly beyond as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

•
the uncertainties associated with the acquisition and launch of new products (in particular, our Addyi® product launched in October 2015), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•
our ability to retain, motivate and recruit executives and other key employees and the termination or resignation of executives or key employees, such as the recent departure of our former chief executive officer;

•	our ability to implement effective succession planning for our executives and key employees;

•	our ability to successfully manage the transition of new executives and key employees, such as our new Corporate Controller;

•
our implemented and proposed price freezes and reductions on certain of our products, including the recent decision of the Company to take no further price increases on, and to implement an enhanced rebate program with respect to, our Nitropress® and Isuprel® products and the planned price reductions in conjunction with our arrangements with Walgreen Co. ("Walgreens"), and any future pricing freezes, reductions, increases or changes we may elect to make, as well as any proposed or future legislative price controls or price regulation, including mandated price reductions, that may impact our products;

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

•
the extent to which our products are reimbursed by government authorities, PBMs and other third party payors; the impact our distribution, pricing and other practices (including as it relates to our former relationship with Philidor, any alleged wrongdoing by Philidor and our current relationship with Walgreens) may have on the decisions of such government authorities, PBMs and other third party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;

•
our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries, including the impact on such matters of the proposals published by the Organization for Economic Co-operation and Development ("OECD") respecting base erosion and profit shifting ("BEPS");

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

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the instability in Brazil, Russia, Ukraine, Argentina, certain countries in Africa and the Middle East);

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

•
once the additional limitations in our Credit Agreement restricting our ability to make acquisitions are no longer applicable, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

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

v

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

•
the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third party insurance or self-insurance;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as factors impacting the commercial success of our currently marketed products (such as our Addyi® product launched in October 2015), which could lead to material impairment charges;

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

•
factors relating to our acquisition of Salix Pharmaceuticals, Ltd. (“Salix”), including the impact of substantial additional debt on our financial condition, cash flows and results of operations; our ability to effectively and efficiently integrate the operations of the Company and Salix; our ability to achieve the estimated synergies from this transaction; once integrated, the effects of such business combination on our future financial condition, operating results, strategy and plans; and, our ability to achieve the anticipated benefits of such acquisition, including the anticipated revenue growth resulting from such acquisition (such as the anticipated revenue of the Xifaxan® product, including the recently-approved IBS-D indication);

•	potential ramifications, including financial penalties, relating to Salix's restatement of its historical financial results;

•	illegal distribution or sale of counterfeit versions of our products;

•	interruptions, breakdowns or breaches in our information technology systems; and

•
other risks detailed from time to time in our filings with the SEC and the Canadian Securities Administrators (the “CSA”) (including in our 2015 Form 10-K), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our 2015 Form 10-K under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of March 31, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,310.4	$597.3
Trade receivables, net	2,692.7	2,686.9
Inventories, net	1,320.2	1,256.6
Prepaid expenses and other current assets	910.4	966.4
Total current assets	6,233.7	5,507.2
Property, plant and equipment, net	1,465.5	1,441.8
Intangible assets, net	22,346.0	23,083.0
Goodwill	18,600.7	18,552.8
Deferred tax assets, net	163.2	156.0
Other long-term assets, net	210.8	223.7
Total assets	$49,019.9	$48,964.5

Liabilities
Current liabilities:
Accounts payable	$438.1	$433.7
Accrued and other current liabilities	3,337.9	3,859.1
Acquisition-related contingent consideration	146.3	196.8
Current portion of long-term debt	675.1	823.0
Total current liabilities	4,597.4	5,312.6
Acquisition-related contingent consideration	951.7	959.1
Long-term debt	31,303.4	30,265.4
Pension and other benefit liabilities	194.8	190.4
Liabilities for uncertain tax positions	117.7	120.2
Deferred tax liabilities, net	5,896.6	5,902.4
Other long-term liabilities	182.7	184.6
Total liabilities	43,244.3	42,934.7
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 343,019,163 and
342,926,531 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	9,905.9	9,897.4
Additional paid-in capital	351.6	304.9
Accumulated deficit	(3,123.4)	(2,749.7)
Accumulated other comprehensive loss	(1,478.6)	(1,541.6)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,655.5	5,911.0
Noncontrolling interest	120.1	118.8
Total equity	5,775.6	6,029.8
Total liabilities and equity	$49,019.9	$48,964.5

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015 (restated)
Revenues
Product sales	$2,336.1	$2,126.1
Other revenues	35.5	44.0
	2,371.6	2,170.1
Operating Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	620.2	507.9
Cost of other revenues	9.7	14.3
Selling, general and administrative	812.6	573.8
Research and development	103.1	55.8
Amortization and impairments of finite-lived intangible assets	694.5	365.2
Restructuring, integration and other costs	38.0	55.0
Acquisition-related costs	1.8	13.9
Acquisition-related contingent consideration	2.4	7.1
Other expense	23.1	6.1
	2,305.4	1,599.1
Operating income	66.2	571.0
Interest income	0.9	0.9
Interest expense	(426.6)	(297.8)
Loss on extinguishment of debt	—	(20.0)
Foreign exchange and other	(6.2)	(71.1)
(Loss) income before provision for income taxes	(365.7)	183.0
Provision for income taxes	7.2	84.5
Net (loss) income	(372.9)	98.5
Less: Net income attributable to noncontrolling interest	0.8	0.8
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(373.7)	$97.7

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(1.08)	$0.29
Diluted	$(1.08)	$0.28

Weighted-average common shares outstanding (in millions)
Basic	344.9	336.8
Diluted	344.9	343.4

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015 (restated)
Net (loss) income	$(372.9)	$98.5
Other comprehensive loss
Foreign currency translation adjustment	63.9	(411.5)
Pension and postretirement benefit plan adjustments	(0.4)	(0.4)
Other comprehensive income (loss)	63.5	(411.9)
Comprehensive loss	(309.4)	(313.4)
Less: Comprehensive income attributable to noncontrolling interest	1.3	0.6
Comprehensive loss attributable to Valeant Pharmaceuticals International, Inc.	$(310.7)	$(314.0)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015 (restated)
Cash Flows From Operating Activities
Net (loss) income	$(372.9)	$98.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	746.8	407.0
Amortization and write-off of debt discounts and debt issuance costs	20.5	10.5
Acquisition accounting adjustment on inventory sold	28.9	24.5
Acquisition-related contingent consideration	2.4	7.1
Allowances for losses on accounts receivable and inventories	28.4	12.2
Deferred income tax (benefit) expense	(26.2)	66.0
Additions to accrued legal settlements	1.6	1.5
Payments of accrued legal settlements	(2.8)	(3.0)
Loss on deconsolidation	18.4	—
Share-based compensation	63.5	35.0
Tax expense (benefit) from share-based compensation	1.4	(17.9)
Foreign exchange (gain) loss	(1.8)	75.9
Loss on extinguishment of debt	—	20.0
Payment of accreted interest on contingent consideration	(2.2)	(2.2)
Other	1.9	(7.2)
Changes in operating assets and liabilities:
Trade receivables	5.5	(67.0)
Inventories	(85.9)	(91.0)
Prepaid expenses and other current assets	156.5	(45.1)
Accounts payable, accrued and other liabilities	(25.9)	(33.7)
Net cash provided by operating activities	558.1	491.1

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(18.5)	(795.0)
Acquisition of intangible assets and other assets	(7.3)	(48.8)
Purchases of property, plant and equipment	(62.3)	(65.8)
Reduction of cash due to deconsolidation	(30.2)	—
Proceeds from sales and maturities of short-term investments	—	17.7
Proceeds from sale of assets and businesses, net of costs to sell	6.3	—
Increase in restricted cash and cash equivalents	—	(10,349.1)
Other	—	0.5
Net cash used in investing activities	(112.0)	(11,240.5)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	1,220.0	12,001.0
Repayments of long-term debt	(425.6)	(1,110.3)
Short-term debt borrowings	0.7	3.2
Short-term debt repayments	(0.7)	(2.3)
Issuance of common stock, net	—	1,433.7
Proceeds from exercise of stock options	0.8	14.5
Tax (expense) benefit from share-based compensation	(1.4)	17.9
Payment of employee withholding tax upon vesting of share-based awards	(7.7)	(15.9)
Payments of contingent consideration	(25.6)	(12.3)
Payments of deferred consideration	(500.0)	—
Payments of financing costs	(0.3)	(23.2)
Other	(1.0)	—
Net cash provided by financing activities	259.2	12,306.3
Effect of exchange rate changes on cash and cash equivalents	7.8	(15.1)
Net increase in cash and cash equivalents	713.1	1,541.8
Cash and cash equivalents, beginning of period	597.3	322.6
Cash and cash equivalents, end of period	$1,310.4	$1,864.4

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent and deferred consideration obligations at fair value	$—	$(286.9)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Valeant Pharmaceuticals International, Inc. (the "Company") is a multinational, specialty pharmaceutical and medical device company, continued under the laws of the Province of British Columbia, that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries.
On April 1, 2015, the Company acquired Salix Pharmaceuticals, Ltd. ("Salix"), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the "Salix Merger Agreement"), with Salix surviving as a wholly owned subsidiary of Valeant Pharmaceuticals International ("Valeant"), a subsidiary of the Company (the "Salix Acquisition").
For further information regarding the Salix Acquisition, see Note 4.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
This footnote discloses the nature of the restatement matters described below and shows the impact of the restatement matters on the Company's consolidated financial statements for the three months ended March 31, 2015.
As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), the Company has restated its consolidated financial statements for the year ended December 31, 2014 (including the financial information for the three months ended December 31, 2014), the three months ended March 31, 2015, six months ended June 30, 2015 and nine months ended September 30, 2015. The Company filed the 2015 Form 10-K on April 29, 2016. Additional information regarding the restatement is contained in that filing. Prior period financial information in this Form 10-Q has been amended where necessary to reflect the restatement. Therefore, this Form 10-Q should be read in conjunction with the Company’s 2015 Form 10-K.
On December 15, 2014, the Company entered into a purchase option agreement with Philidor Rx Services, LLC (“Philidor”) and its members in which the Company received an exclusive option to acquire 100% of the equity interest in Philidor, and as of which time Philidor was consolidated with the Company for accounting purposes as a variable interest entity for which the Company was the primary beneficiary. Prior to consolidation, revenue on sales to Philidor was recognized by the Company on a sell-in basis (i.e., recorded when the Company delivered product to Philidor). The Company determined that certain sales transactions for deliveries to Philidor in the second half of 2014 leading up to the execution of the purchase option agreement were not executed in the normal course of business under applicable accounting standards and included actions taken by the Company (including fulfillment of unusually large orders with extended payment terms and increased pricing, an emphasis on delivering product prior to the execution of the purchase option agreement and seeking and filling a substitute order of equivalent value for an unavailable product) in contemplation of the purchase option agreement. As a result of these actions, revenue for certain transactions completed prior to entry into the purchase option agreement should have been recognized on a sell-through basis (i.e., record revenue when Philidor dispensed the products to patients) rather than incorrectly recognized on the sell-in basis utilized by the Company. Additionally, related to these and certain earlier transactions, the Company has since concluded that collectability was not reasonably assured at the time the revenue was originally recognized, and, thus, these transactions should have been recognized at a later date (when collectability was reasonably assured which the Company determined coincides with when the inventory is sold through to the end customer) instead of on a sell-in basis. Following the consolidation of Philidor on the date of entry into the purchase option agreement, the Company began recognizing revenue as Philidor dispensed product to patients. The restatement of previously issued financial statements, primarily for these Philidor-related adjustments, reduced revenue for the three months ended March 31, 2015 by approximately $21 million and increased the Company's net income attributable to Valeant Pharmaceuticals International, Inc. and diluted earnings per share for the three months ended March 31, 2015 by approximately $24 million or $0.07 per share.
The following tables summarize the Consolidated Statement of Income and the Consolidated Statement of Cash Flows for the three months ended March 31, 2015, as reported on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on April 30, 2015, compared to the restated financial statements. The individual restatement matters that underlie the restatement adjustments are described below and are reflected and quantified, as applicable, in the footnotes to the below tables.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(a)
Philidor revenue recognition adjustments - The correction of the misstatement from recognizing revenue related to sales to Philidor from a sell-in to sell-through basis had the effect of eliminating certain revenue recorded in 2014 prior to the date that Philidor was consolidated as a variable interest entity. The revenue that was eliminated from 2014 did not result in an increase to revenue in subsequent periods as a result of the Company having previously recognized that revenue, subsequent to the consolidation of Philidor, when Philidor dispensed the product to patients. Under the sell-in method previously utilized by the Company with respect to sales to Philidor prior to its consolidation in December 2014, revenue was recognized upon delivery of the products to Philidor. At the date of consolidation, certain of that previously sold inventory was still held by Philidor. Subsequent to the consolidation, Philidor recognized revenue on that inventory when it dispensed products to patients, and that revenue was consolidated into the Company’s results. As long as those pre-consolidation sales transactions were in the normal course of business under applicable accounting standards and not entered into in contemplation of the purchase option agreement, the Company’s historical accounting for this revenue was in accordance with U.S. GAAP. The Company has since determined that certain sales transactions for deliveries to Philidor, leading up to the purchase option agreement, were not executed in the normal course of business under applicable accounting standards and included actions taken by the Company (including fulfillment of unusually large orders with extended payment terms and increased pricing, an emphasis on delivering product prior to the execution of the purchase option agreement and seeking and filling a substitute order of equivalent value for an unavailable product) in contemplation of the purchase option agreement. As such, revenue, net of managed care rebates, of $58 million previously recorded in 2014 was corrected. However, because that revenue was also recorded by Philidor subsequent to consolidation, upon dispensing of products to patients, the elimination of this revenue in 2014, prior to consolidation, did not result in additional revenue being recorded in 2015. Additionally, provisions for managed care rebates of $21 million previously recorded in 2014 are now recognized against that revenue in the first quarter of 2015.

At the time of the consolidation of Philidor in December 2014, under the acquisition method of accounting, the Company recorded the fair value of the inventory on hand at Philidor at the net price the Company previously sold the inventory to Philidor, exclusive of the impact of managed care rebates.  The restatement adjustments to eliminate the revenue for certain sales transactions between the Company and Philidor prior to consolidation, resulted in a reduction, for accounting purposes, to the amount of inventory that the Company acquired from Philidor.  Eliminating the pre-consolidation sales described above had the effect of reducing pre-tax profit that was recognized in 2014 by $39 million. The majority of this profit is now recognized in 2015 as a reduction to previously recorded Cost of Goods Sold as the restated carrying amount of this inventory does not include the stepped up value resulting from the Company's consolidation of Philidor.

(b)	Accrued liability adjustment - Unrelated to Philidor, the Company recorded an accrual for previously unrecorded professional fees related to acquisition-related costs.

(c)	Tax effect of restatement adjustments - The Company calculated the tax effect of the adjustments noted above.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Revenues
Product sales	$2,146.9	$(20.8)	$2,126.1	(a)
Other revenues	44.0	—	44.0
	2,190.9	(20.8)	2,170.1
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived
intangible assets shown separately below)	560.4	(52.5)	507.9	(a)
Cost of other revenues	14.3	—	14.3
Selling, general and administrative	573.8	—	573.8
Research and development	55.8	—	55.8
Amortization and impairment of finite-lived intangible assets	365.2	—	365.2
Restructuring, integration and other costs	55.0	—	55.0
Acquisition-related costs	9.8	4.1	13.9	(b)
Acquisition-related contingent consideration	7.1	—	7.1
Other expense	6.1	—	6.1
	1,647.5	(48.4)	1,599.1
Operating income	543.4	27.6	571.0
Interest income	0.9	—	0.9
Interest expense	(297.8)	—	(297.8)
Loss on extinguishment of debt	(20.0)	—	(20.0)
Foreign exchange and other	(71.1)	—	(71.1)
Income before provision for income taxes	155.4	27.6	183.0
Provision for income taxes	80.9	3.6	84.5	(c)
Net income	74.5	24.0	98.5
Less: Net income attributable to noncontrolling interest	0.8	—	0.8
Net income attributable to Valeant Pharmaceuticals International, Inc.	$73.7	$24.0	$97.7

Earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.22	$0.07	$0.29
Diluted	$0.21	$0.07	$0.28

Weighted-average common shares outstanding (in millions)
Basic	336.8		336.8
Diluted	343.4		343.4

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

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Cash Flow From Operating Activities
Net income	$74.5	$24.0	$98.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	407.0	—	407.0
Amortization and write-off of debt discounts and debt issuance costs	10.5	—	10.5
Acquisition accounting adjustment on inventory sold	24.5	—	24.5
Acquisition-related contingent consideration	7.1	—	7.1
Allowances for losses on accounts receivable and inventories	12.2	—	12.2
Deferred income taxes	62.4	3.6	66.0	(c)
Additions to accrued legal settlements	1.5	—	1.5
Payments of accrued legal settlements	(3.0)	—	(3.0)
Share-based compensation	35.0	—	35.0
Tax benefits from share based compensation	(17.9)	—	(17.9)
Foreign exchange loss	75.9	—	75.9
Loss on extinguishment of debt	20.0	—	20.0
Payment of accreted interest on contingent consideration	(2.2)	—	(2.2)
Other	(7.2)	—	(7.2)
Changes in operating assets and liabilities:
Trade receivables	(67.0)	—	(67.0)
Inventories	(38.5)	(52.5)	(91.0)	(a)
Prepaid expenses and other current assets	(45.1)	—	(45.1)
Accounts payable, accrued and other liabilities	(58.6)	24.9	(33.7)	(a), (b)
Net cash provided by operating activities	491.1	—	491.1

Net cash used in investing activities	(11,240.5)	—	(11,240.5)

Net cash provided by financing activities	12,306.3	—	12,306.3

Effect of exchange rate changes on cash and cash equivalents	(15.1)	—	(15.1)
Net increase in cash and cash equivalents	1,541.8	—	1,541.8
Cash and cash equivalents, beginning of period	322.6	—	322.6
Cash and cash equivalents, end of period	$1,864.4	$—	$1,864.4

Non- Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(286.9)	$—	$(286.9)

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements (the “unaudited consolidated financial statements”) have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company’s 2015 Form 10-K. The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2015. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
Use of Estimates
In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Adoption of New Accounting Standards
In February 2015, the FASB issued guidance which amends certain consolidation requirements. The new guidance has the following stipulations, among others: (i) eliminates the presumption that a general partner should consolidate a limited partnership and eliminates the consolidation model specific to limited partnerships, (ii) clarifies when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (iii) amends the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs, and (iv) reduces the number of VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds. The guidance was effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2015. The Company adopted this standard as of January 1, 2016 using the modified retrospective approach, as permitted, and, as such, prior periods were not retrospectively adjusted. The adoption of this standard did not have a material impact on the presentation of the Company's results of operations, cash flows or financial position.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2016
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations of whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

clarify guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, the FASB issued amendments to certain aspects of the new revenue guidance (including transition, collectability, noncash consideration and the presentation of sales and other similar taxes) and provided certain practical expedients. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted but not before the annual reporting period (and interim reporting period) beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
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
Business combinations in 2015 included the following:
Amoun
Description of the Transaction
On October 19, 2015, the Company acquired Mercury (Cayman) Holdings, the holding company of Amoun Pharmaceutical Company S.A.E. (“Amoun”), for consideration of approximately $911 million, including contingent payments (the “Amoun Acquisition”).  Amoun develops and markets a wide range of pharmaceutical brands in therapeutic areas such as anti-hypertensives, broad spectrum antibiotics, and anti-diarrheals primarily in North Africa and the Middle East.
Fair Value of Consideration Transferred
The fair value of consideration transferred to effect the Amoun Acquisition consisted of $847 million in cash, plus contingent consideration based upon the achievement of specified sales-based milestones. The range of potential milestone payments as of the acquisition date is from nil, if none of the milestones are achieved, to a maximum of up to approximately $75 million over time, if all milestones are achieved, in the aggregate. The total fair value of the contingent consideration of $64 million as of the acquisition date was determined using probability-weighted discounted cash flows. Refer to Note 6 for additional information regarding contingent consideration. The Company recognized a post-combination expense of $12 million within Other expense (income) in the fourth quarter of 2015 related to cash bonuses paid to Amoun employees.
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

•	amounts for intangible assets, property, plant and equipment, certain liabilities, and other working capital balances pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date in the reporting period in which the adjustments are determined. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments	Amounts Recognized as of March 31, 2016 (as adjusted)
Cash	$43.5	$—	$43.5
Accounts receivable(b)	64.2	—	64.2
Inventories	37.9	—	37.9
Other current assets	12.2	—	12.2
Property, plant and equipment	96.4	(1.0)	95.4
Identifiable intangible assets, excluding acquired in-process research and development ("IPR&D")(c)	528.0	(0.2)	527.8
Acquired IPR&D	18.5	(1.1)	17.4
Other non-current assets	0.1	—	0.1
Current liabilities	(30.8)	—	(30.8)
Deferred tax liability, net(d)	(130.5)	0.5	(130.0)
Other non-current liabilities	(11.2)	2.9	(8.3)
Total identifiable net assets	628.3	1.1	629.4
Goodwill(e)	282.0	(0.2)	281.8
Total fair value of consideration transferred	$910.3	$0.9	$911.2
________________________

(a)	As previously reported in the Company’s 2015 Form 10-K.

(b)	The fair value of trade accounts receivable acquired was $64 million, with the gross contractual amount being $66 million, of which the Company expects that $2 million will be uncollectible.

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of March 31, 2016 (as adjusted)
Product brands	9	$490.8	$(0.1)	$490.7
Corporate brand	15	37.2	(0.1)	37.1
Total identifiable intangible assets acquired	9	$528.0	$(0.2)	$527.8

(d)	Comprised of deferred tax liabilities partially offset by nominal deferred tax assets.

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
Sprout
Description of the Transaction
On October 1, 2015, the Company acquired Sprout Pharmaceuticals, Inc. (“Sprout”), pursuant to the merger agreement, among Sprout, the Company, Valeant, Miranda Acquisition Sub, Inc., a wholly owned subsidiary of Valeant, and Shareholder Representative Services LLC, as stockholder representative, on a debt-free basis (the “Sprout Acquisition”), for an aggregate purchase price of $1.45 billion, which includes cash plus contingent consideration. Sprout has focused solely on the delivery

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

of a treatment option for the unmet need of pre-menopausal women with acquired, generalized hypoactive sexual desire disorder (HSDD) as characterized by low sexual desire that causes marked distress or interpersonal difficulty and is not due to a co-existing medical or psychiatric condition, problems within the relationship, or the effects of a medication or other drug substance. In August 2015, Sprout received approval from the U.S. Food and Drug Administration ("FDA") on its New Drug Application ("NDA") for flibanserin, which is being marketed as Addyi® in the U.S. (launched in the U.S. in October 2015). Sprout also has global rights to flibanserin. In connection with the acquisition of Sprout, the Company has a contractual obligation for expenditures of at least $200 million with respect to Addyi® for selling, general and administrative, marketing and research and development expenses from the period commencing January 1, 2016 through June 30, 2017.
Fair Value of Consideration Transferred
The Company paid approximately $530 million, inclusive of customary purchase price adjustments, upon closing of the transaction in October 2015, and an additional payment in the amount of $500 million (acquisition date fair value of $495 million), included in accrued and other current liabilities as of December 31, 2015, was paid in the first quarter of 2016. In addition, the transaction includes contingent consideration representing payments to the former shareholders and former holders of vested stock appreciation rights of Sprout for a share of future profits. The share of future profits with the former shareholders and former holders of vested stock appreciation rights of Sprout is uncapped and commences on the date that the earlier of the following events occurs (a) net cumulative worldwide sales of flibanserin products (plus any amounts received from sublicenses on the sale of flibanserin products) exceed $1 billion or (b) July 1, 2017, and continues until December 31, 2030. The total fair value of the contingent consideration of $422 million as of the acquisition date was determined using a Monte Carlo Simulation. Refer to Note 6 for additional information regarding contingent consideration.
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

•	amounts for intangible assets, certain liabilities, and other working capital balances pending finalization of the valuation;

•	amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the provisional amounts recognized at the acquisition date in the reporting period in which the adjustments are determined. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Acquisition Date (as previously reported)(a)
Cash and cash equivalents	$26.6
Inventories	11.0
Other assets	1.6
Identifiable intangible assets(b)	993.7
Current liabilities	(4.4)
Deferred income taxes, net	(351.9)
Total identifiable net assets	676.6
Goodwill(c)	769.9
Total fair value of consideration transferred	$1,446.5
________________________

(a)	As previously reported in the Company’s 2015 Form 10-K.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(b)	Consists of product rights with a weighted-average useful life of 11 years.

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
Salix
Description of the Transaction
On April 1, 2015, the Company acquired Salix, pursuant to the Salix Merger Agreement, among the Company, Valeant, Sun Merger Sub, Inc., a wholly owned subsidiary of Valeant (“Sun Merger Sub”), and Salix. Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of gastrointestinal ("GI") disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®.
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
In connection with the Merger, each unexpired and unexercised option to purchase Salix Shares (the “Salix Options”), whether or not then exercisable or vested, was cancelled and, in exchange therefor, each former holder of any such cancelled Salix Options was entitled to receive, a payment in cash (subject to any applicable withholding or other taxes required by applicable law to be withheld) of an amount equal to the product of (i) the total number of Salix Shares previously subject to such Salix Options and (ii) the excess, if any, of $173.00 over the exercise price per Salix Share previously subject to such Salix Options. Each unvested Salix Share subject to forfeiture restrictions, repurchase rights or other restrictions (the “Salix Restricted Stock”) automatically became fully vested and was cancelled and, in exchange therefor, each former holder of such cancelled Salix Restricted Stock was entitled to receive, a payment in cash (subject to any applicable withholding or other taxes required by applicable law to be withheld) equal to $173.00 per share of Salix Restricted Stock.
The Salix Acquisition (including the Offer and the Merger), as well as related transactions and expenses, were funded through a combination of: (i) the proceeds from an issuance of senior unsecured notes that closed on March 27, 2015; (ii) the proceeds from incremental term loan commitments; (iii) the proceeds from a registered offering of the Company’s common shares in the United States that closed on March 27, 2015; and (iv) cash on hand.
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

(b)
The measurement period adjustments primarily reflect: (i) a reduction in acquired IPR&D assets, specifically for the Oral Relistor® program based mainly on refinement of the pricing assumptions and cost projections (see further discussion of IPR&D programs in (f) below) and (ii) the tax impact of pre-tax measurement period adjustments as well as reclassifications of certain tax balances impacting current liabilities. The measurement period

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s consolidated financial statements. As the measurement period for the Salix Acquisition closed in the fourth quarter of 2015, there were no measurement period adjustments recorded in the first quarter of 2016.

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
Other IPR&D assets include, among others, Oral Relistor® for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain and Rifaximin soluble solid dispersion ("SSD") for the treatment of early decompensated liver cirrhosis. In September 2015, the Company announced that the FDA accepted for review the Company's NDA for Oral Relistor®, and the FDA assigned a Prescription Drug User Fee Act (PDUFA) action date of April 19, 2016. In April 2016, the Company announced that the FDA had extended the PDUFA action date for Oral Relistor® to July 19, 2016 to allow time for a full review of the Company's responses to certain information requests from the FDA. In the third quarter of 2015, the Company terminated the Rifaximin SSD IPR&D program and recognized an impairment charge as described in Note 8.

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

(h)
The contingent consideration consists of potential payments to third parties including developmental milestone payments due upon specified regulatory achievements, commercialization milestones contingent upon achieving specified targets for net sales, and royalty-based payments. As of the acquisition date, the range of potential milestone payments (excluding royalty-based payments) is from nil, if none of the milestones are achieved, to a maximum of up to approximately $650 million (the majority of which relates to sales-based milestones) over time, if all milestones are achieved, in the aggregate, to third parties. This amount includes up to $250 million in developmental and sales-based milestones to Progenics Pharmaceuticals, Inc. related to Relistor® (including Oral Relistor®), and various other developmental and sales-based milestones. The total fair value of the contingent consideration of $334 million as of the acquisition date was determined using probability-weighted discounted cash flows. Refer to Note 6 for additional information regarding the contingent consideration.

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
Goodwill has been allocated to the Company’s Developed Markets segment.
Other 2015 Business Combinations (excluding the Amoun Acquisition, the Sprout Acquisition, and the Salix Acquisition)
Description of the Transactions
In the year ended December 31, 2015, the Company completed other business combinations (excluding the Amoun Acquisition, the Sprout Acquisition, and the Salix Acquisition), which included the acquisition of the following businesses, for an aggregate purchase price of $1.41 billion. The other business combinations completed during the year ended December 31, 2015 included contingent consideration arrangements with an aggregate acquisition date fair value of $191 million, primarily related to the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon") (see below), as well as milestone payments and royalties related to other smaller acquisitions. Refer to Note 6 for additional information regarding contingent consideration.

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

•
In the year ended December 31, 2015, the Company completed other smaller acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.

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

	Amounts Recognized as of Acquisition Dates(as previously reported)	Measurement Period Adjustments(a)	Amounts Recognized as of March 31, 2016 (as adjusted)
Cash	$92.2	$—	$92.2
Accounts receivable(b)	49.5	(3.0)	46.5
Inventories	142.9	(2.2)	140.7
Other current assets	20.2	(0.2)	20.0
Property, plant and equipment	94.6	(15.0)	79.6
Identifiable intangible assets, excluding acquired IPR&D(c)	1,121.6	(36.8)	1,084.8
Acquired IPR&D	57.5	(3.7)	53.8
Other non-current assets	2.9	—	2.9
Deferred tax (liability) asset, net	(54.7)	60.8	6.1
Current liabilities(d)	(123.9)	(3.9)	(127.8)
Long-term debt	(6.1)	—	(6.1)
Non-current liabilities(d)	(117.4)	0.2	(117.2)
Total identifiable net assets	1,279.3	(3.8)	1,275.5
Goodwill(e)	141.9	(5.2)	136.7
Total fair value of consideration transferred	$1,421.2	$(9.0)	$1,412.2
________________________

(a)
The measurement period adjustments primarily relate to the acquisition of certain assets of Dendreon and reflect: (i) an increase to the deferred tax assets based on further assessment of the Dendreon net operating losses ("NOLs") available to the Company post-acquisition, (ii) a reduction in the estimated fair value of intangible assets based on further assessment of assumptions related to the probability-weighted cash flows, (iii) a reduction in the estimated fair value of property, plant and equipment driven by further assessment of the fair value of a manufacturing facility, and (iv) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. The adjustments recorded in the current period did not have a significant impact on the Company’s consolidated financial statements.

(b)	The fair value of trade accounts receivable acquired was $47 million, with the gross contractual amount being $51 million, of which the Company expects that $4 million will be uncollectible.

(c)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of March 31, 2016 (as adjusted)
Product brands	7	$741.2	$0.4	$741.6
Product rights	3	42.7	(0.7)	42.0
Corporate brands	16	6.6	—	6.6
Partner relationships	8	7.8	—	7.8
Technology/know-how	10	321.3	(36.5)	284.8
Other	6	2.0	—	2.0
Total identifiable intangible assets acquired	8	$1,121.6	$(36.8)	$1,084.8

(d)
As part of the acquisition of certain assets of Marathon, the Company assumed a contingent consideration liability related to potential payments, in the aggregate, of up to approximately $200 million as of the acquisition date, for Isuprel® and Nitropress®, the amounts of which are dependent on the timing of generic entrants for these products. The fair value of the liability as of the acquisition date was determined using probability-weighted projected cash flows, with $41 million classified in Current liabilities and $46 million classified in Non-current liabilities in the table above. As of March 31, 2016, the assumptions used for determining the fair value of the contingent consideration liability have not changed significantly from those used as of the acquisition date. The Company made contingent consideration payments related to the Marathon acquisition of $35 million during 2015 and an additional $10 million during the first quarter of 2016.

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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month period ended March 31, 2015, as if the 2015 acquisitions had occurred as of January 1, 2014.

Three Months Ended March 31,
2015 (restated)
Revenues	$2,271.2
Net loss attributable to Valeant Pharmaceuticals International, Inc.	(269.8)

Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.78)
Diluted	$(0.78)
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
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2015 acquisitions been completed on January 1, 2014. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of historical intangible asset amortization expense of these acquisitions;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;

•	additional interest expense associated with the financing obtained by the Company in connection with the Salix Acquisition; and

•	the exclusion of $24 million related to the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition dates.
In addition, all of the above adjustments were adjusted for the applicable tax impact.
2015 Asset Acquisitions
On October 1, 2015, pursuant to an agreement entered into with AstraZeneca Collaboration Ventures, LLC (“AstraZeneca”), the Company was granted an exclusive license to develop and commercialize brodalumab. Brodalumab is an IL-17 receptor monoclonal antibody in development for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Under the agreement, the Company holds the exclusive rights to develop and commercialize brodalumab globally, except in Japan and certain other Asian countries where rights are held by Kyowa Hakko Kirin Co., Ltd under a prior arrangement with Amgen Inc., the originator of brodalumab. The Company assumed all remaining development obligations associated with the regulatory approval for brodalumab subsequent to the acquisition. Regulatory submission in the U.S. and European Union for brodalumab

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

in moderate-to-severe psoriasis occurred in November 2015, and, in January 2016, the Company announced that the FDA accepted for review the Biologics License Application ("BLA") for brodalumab and assigned a PDUFA action date of November 16, 2016. Under the terms of the agreement, the Company made an up-front payment to AstraZeneca of $100 million in October 2015, which was recognized in In-process research and development impairments and other charges in the fourth quarter of 2015 in the consolidated statement of (loss) income as the product has not yet received regulatory approval at the time of the acquisition. In addition, the Company may pay additional pre-launch milestones of up to $170 million and sales-related milestone payments of up to $175 million following launch. Upon launch, AstraZeneca and the Company will share profits.

5.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
In connection with the Salix Acquisition, as well as other acquisitions, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These measures included:

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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company estimates that it will incur total costs of approximately $300 million in connection with the cost-rationalization and integration initiatives relating to the Salix Acquisition, which the Company expects to substantially complete by mid-2016. Since the acquisition date, total costs of $238 million have been incurred through March 31, 2016, including (i) $123 million of integration expenses, (ii) $100 million of restructuring expenses, and (iii) $15 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 475 employees of the Company and Salix who have been terminated as a result of the Salix Acquisition; potential IPR&D termination costs related to the transfer to other parties of product-development programs that do not align with the Company's research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.
Salix Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the Salix Acquisition since the acquisition date through March 31, 2016:

	Severance and Related Benefits	Contract Termination, Facility Closure and Other Costs	Total
Balance, January 1, 2015	$—	$—	$—
Costs incurred and/or charged to expense	90.6	0.9	91.5
Cash payments	(57.8)	(0.3)	(58.1)
Non-cash adjustments	2.2	—	2.2
Balance, December 31, 2015	$35.0	$0.6	$35.6
Costs incurred and/or charged to expense	0.7	7.7	8.4
Cash payments	(11.1)	(0.3)	(11.4)
Balance, March 31, 2016	$24.6	$8.0	$32.6
Salix Integration Costs

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

As mentioned above, the Company has incurred $123 million of integration costs related to the Salix Acquisition since the acquisition date. In the three-month period ended March 31, 2016, the Company incurred $13 million, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $8 million related to Salix integration costs during three-month period ended March 31, 2016.
Other Restructuring and Integration-Related Costs (Excluding Salix)
In the three-month period ended March 31, 2016, in addition to the restructuring and integration costs associated with the Salix Acquisition described above, the Company incurred an additional $17 million of other restructuring, integration-related and other costs. These costs included (i) $13 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $2 million of severance costs, and (iii) $2 million of facility closure costs. These costs primarily related to restructuring and integration costs for other smaller acquisitions. The Company made payments of $20 million during the three-month period ended March 31, 2016 (in addition to the payments related to the Salix Acquisition described above).
In the three-month period ended March 31, 2015, the Company incurred an additional $55 million of other restructuring, integration-related and other costs. These costs included (i) $28 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $24 million of severance costs, (iii) $2 million of facility closure costs, and (iv) $1 million of other costs. These costs primarily related to restructuring and integration costs for the acquired assets of Dendreon and other smaller acquisitions. The Company made payments of $65 million during the three-month period ended March 31, 2015.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016				As of December 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$920.3	$902.0	$18.3	$—	$167.2	$156.1	$11.1	$—
Liabilities:
Acquisition-related contingent consideration	$(1,098.0)	$—	$—	$(1,098.0)	$(1,155.9)	$—	$—	$(1,155.9)
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

In March 2015, the Company entered into foreign currency forward-exchange contracts to sell €1.53 billion and buy U.S. Dollars in order to reduce its exposure to the variability in expected cash inflows attributable to the changes in foreign exchange rates related to the €1.50 billion aggregate principal amount and related interest of 4.50% senior unsecured notes due 2023 (the "Euro Notes") issued on March 27, 2015, the proceeds of which were used to finance the Salix Acquisition. These derivative contracts were not designated as hedges for accounting purposes, and such contracts matured on April 1, 2015 (which coincides with the consummation of the Salix Acquisition). A foreign exchange loss of $26 million was recognized in Foreign exchange and other in the consolidated statement of (loss) income for the three-month period ended March 31, 2015.
In addition to the above, the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $16 million as of both March 31, 2016 and December 31, 2015, related to these investments is classified within Prepaid expenses and other current assets in the consolidated balance sheets. These investments are Level 2.
There were no transfers between Level 1 and Level 2 during the three-month period ended March 31, 2016.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2016:

	Balance, January 1, 2016	Payments/ Settlements(a)	Net Unrealized Loss	Foreign Exchange(b)	Balance, March 31, 2016
Acquisition-related contingent consideration	$(1,155.9)	$52.4	$(2.4)	$7.9	$(1,098.0)
____________________________________

(a)
Primarily relates to the settlement of contingent consideration obligation in connection with the termination of the arrangements with and relating to Philidor and payments of acquisition-related contingent consideration related to the acquisition of certain assets of Marathon, the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement"), and other smaller acquisitions.

(b)	Included in other comprehensive income.
There were no transfers into or out of Level 3 during the three-month period ended March 31, 2016.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the three-month period ended March 31, 2016.
For further information regarding asset impairment charges, see Note 8.

7.	INVENTORIES
The components of inventories as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016	As of December 31, 2015
Raw materials(1)	$324.1	$289.3
Work in process(1)	141.7	152.7
Finished goods(1)	854.4	814.6
	$1,320.2	$1,256.6

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

___________________________________

(1)	The components of inventories shown in the table above are net of allowance for obsolescence.

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$22,124.1	$(5,798.3)	$16,325.8	$22,082.8	$(5,236.4)	$16,846.4
Corporate brands	1,047.1	(116.6)	930.5	1,066.1	(107.1)	959.0
Product rights/patents	4,300.1	(1,845.2)	2,454.9	4,339.9	(1,711.7)	2,628.2
Partner relationships	175.2	(131.5)	43.7	217.6	(170.3)	47.3
Technology and other	449.3	(164.5)	284.8	480.3	(186.1)	294.2
Total finite-lived intangible assets(1)	28,095.8	(8,056.1)	20,039.7	28,186.7	(7,411.6)	20,775.1
Indefinite-lived intangible assets:
Acquired IPR&D(2)	608.8	—	608.8	610.4	—	610.4
Corporate brand(3)	1,697.5	—	1,697.5	1,697.5	—	1,697.5
	$30,402.1	$(8,056.1)	$22,346.0	$30,494.6	$(7,411.6)	$23,083.0
____________________________________

(1)
In the fourth quarter of 2015, the Company recognized impairment charges of $79 million related to the write-off of intangible assets and $23 million related to the write-off of property, plant and equipment, in connection with the termination (the termination was announced in October 2015) of the arrangements with and relating to Philidor (Developed Markets segment). In addition, in the fourth quarter of 2015, the Company recognized an impairment charge of $27 million related to the write-off of ezogabine/retigabine (immediate-release formulation) (Developed Markets segment) resulting from further analysis of commercialization strategy and projections. GlaxoSmithKline plc (‘‘GSK’’) controls all sales force promotion for ezogabine/retigabine.

In the third quarter of 2015, the Company recognized an impairment charge of $26 million related to Zelapar® (Developed Markets segment), resulting from declining sales trends.
These impairment charges were recognized in Amortization and impairments of finite-lived intangible assets in the consolidated statements of (loss) income for the respective periods.

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
The write-offs of the IPR&D assets were recognized in In-process research and development impairments and other charges in the consolidated statements of (loss) income for the respective periods.

(3)	Represents the corporate trademark, related to the acquisition of Bausch & Lomb Holdings Inc. ("B&L") in August 2013, which has an indefinite useful life and is therefore not amortized.
Estimated aggregate amortization expense, as of March 31, 2016, for each of the five succeeding years ending December 31 is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	2016	2017	2018	2019	2020
Amortization expense(1)	$2,683.3	$2,615.6	$2,485.6	$2,357.6	$2,150.6
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any.
Goodwill
The changes in the carrying amount of goodwill in the three-month period ended March 31, 2016 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2016	$16,141.3	$2,411.5	$18,552.8
Additions	0.7	—	0.7
Reclassification(1)	(36.2)	—	(36.2)
Foreign exchange and other	75.5	7.9	83.4
Balance, March 31, 2016	$16,181.3	$2,419.4	$18,600.7
____________________________________

(1)
Relates to the reclassification of goodwill attributable to a group of assets that has been classified as assets held for sale (included in prepaid expenses and other current assets) as of March 31, 2016.

As described in Note 4, the allocations of the goodwill balance associated with certain acquisitions are provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.
Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company operates in two operating and reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consists of four reporting units based on geography, namely (i) U.S., (ii) Canada and Australia, (iii) Western Europe, and (iv) Japan. The Emerging Markets segment consists of three reporting units based on geography, namely (i) Central and Eastern Europe, Middle East and Africa, (ii) Latin America, and (iii) Asia. The Company conducted its annual goodwill impairment test in the fourth quarter of 2015 which resulted in no goodwill impairment. Given the challenges facing the Company in certain businesses, primarily in dermatology and GI, management, under the direction of the Company's new Chief Executive Officer, performed a review of the Company's current forecast for fiscal year 2016 (the “2016 forecast”), which resulted in a reduction in the 2016 forecast. The Company considered this reduction in its 2016 forecast to constitute a triggering event requiring the performance of an updated goodwill impairment analysis as of March 31, 2016. The Company estimated the fair values of its reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require management to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company's results of operations. As a result of this goodwill impairment analysis, despite a decline in the estimated fair value of the U.S. reporting unit, the Company determined that none of the goodwill associated with its reporting units was impaired as of March 31, 2016. The estimated fair values of each reporting unit exceeded their carrying values at the date of testing. The Company applied a hypothetical 15% decrease to the fair values of each reporting unit, which at such date, would not have triggered additional impairment testing and analysis.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

9.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of March 31, 2016 and December 31, 2015 is outlined in the table below:

	Maturity Date	As of March 31, 2016	As of December 31, 2015
Revolving Credit Facility(1)	April 2018	$1,450.0	$250.0
Series A-1 Tranche A Term Loan Facility(1)	April 2016	—	140.4
Series A-2 Tranche A Term Loan Facility(1)	April 2016	—	137.3
Series A-3 Tranche A Term Loan Facility(1)	October 2018	1,780.6	1,881.5
Series A-4 Tranche A Term Loan Facility(1)	April 2020	939.4	951.3
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,089.2	1,087.5
Series C-2 Tranche B Term Loan Facility(1)	December 2019	836.4	835.1
Series E-1 Tranche B Term Loan Facility(1)	August 2020	2,532.1	2,531.2
Series F Tranche B Term Loan Facility(1)	April 2022	4,047.8	4,055.8
Senior Notes:
7.00%	October 2020	688.1	688.0
6.75%	August 2021	646.3	646.1
7.25%	July 2022	542.4	542.1
6.375%	October 2020	2,227.7	2,226.5
6.75%	August 2018	1,589.9	1,588.8
7.50%	July 2021	1,610.4	1,609.7
5.625%	December 2021	893.5	893.2
5.50%	March 2023	991.0	990.6
5.375%	March 2020	1,981.0	1,979.9
5.875%	May 2023	3,216.1	3,215.0
4.50%(2)	May 2023	1,689.2	1,611.8
6.125%	April 2025	3,215.1	3,214.3
Other(3)	Various	12.3	12.3
		31,978.5	31,088.4
Less current portion		(675.1)	(823.0)
Total long-term debt		$31,303.4	$30,265.4
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”).

(2)	Represents the U.S. dollar equivalent of Euro-denominated debt (discussed below).

(3)	Relates primarily to the debentures assumed in the acquisition of B&L.
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
The Company’s Senior Secured Credit Facilities also contain specified financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio) and specified events of default. The Company’s and Valeant’s senior note indentures also contain certain specified events of default.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

In addition, the recent amendment to the Credit Agreement, effective April 11, 2016 (the “April 2016 amendment”), imposes a number of additional restrictions on the Company until the Company achieves specified leverage ratios. See Note 18 for additional details on these restrictions.
The Company's delay in filing its 2015 Form 10-K resulted in a violation of covenants contained in the Company's Credit Agreement and senior note indentures, for which the Company received several notices of default in April 2016 in respect of certain series of the Company's senior notes. All defaults under the Credit Agreement resulting from the failure to timely deliver the 2015 Form 10-K were waived by the requisite lenders under the Credit Agreement by the April 2016 amendment, and the 2015 Form 10-K was filed within the extended timeframe granted to the Company as part of that amendment and waiver.  The default under the Company’s senior note indentures arising from the failure to timely file the 2015 Form 10-K was cured in all respects by the filing of the 2015 Form 10-K on April 29, 2016. In addition, the Company's delay in filing this Form 10-Q resulted in a violation of covenants contained in the Company's senior note indentures, for which the Company received a notice of default in May 2016 and an additional notice of default in June 2016 in respect of certain series of the Company's senior notes. Any defaults under the Credit Agreement resulting from the failure to timely deliver the Form 10-Q were waived by the requisite lenders under the Credit Agreement by the April 2016 amendment and this Form 10-Q has been filed within the extended timeframe granted to the Company as part of that amendment and waiver. The default under the Company’s senior note indentures arising from the failure to timely file this Form 10-Q has been cured in all respects by the filing of this Form 10-Q. See Note 18 for additional information regarding the amendment and waiver to the Credit Agreement and these notices of default.
The total fair value of the Company’s long-term debt, with carrying values of $31.98 billion and $31.09 billion at March 31, 2016 and December 31, 2015, was $27.72 billion and $29.60 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).
Senior Secured Credit Facilities
The effective rates of interest for the three-month period ended March 31, 2016 and the applicable margins available as of March 31, 2016 on the Company's borrowings under the Senior Secured Credit Facilities were as follows:

		Margins(2)
	Effective Interest Rate	Base Rate Borrowings	LIBO Rate Borrowings
Revolving Credit Facility	2.87%	1.25%	2.25%
Series A-1 Tranche A Term Loan Facility	2.68%	1.25%	2.25%
Series A-2 Tranche A Term Loan Facility	2.68%	1.25%	2.25%
Series A-3 Tranche A Term Loan Facility	2.72%	1.25%	2.25%
Series A-4 Tranche A Term Loan Facility	2.90%	1.25%	2.25%
Series D-2 Tranche B Term Loan Facility(1)	3.52%	1.75%	2.75%
Series C-2 Tranche B Term Loan Facility(1)	3.77%	2.00%	3.00%
Series E-1 Tranche B Term Loan Facility(1)	3.75%	2.00%	3.00%
Series F Tranche B Term Loan Facility(1)	4.00%	2.25%	3.25%
____________________________________

(1)	Subject to a 1.75% base rate floor and a 0.75% LIBO rate floor.

(2)
The applicable margins included in the table do not reflect the changes from the April 2016 amendment. See Note 18 for additional information regarding the amendment and waiver to the Credit Agreement.

On April 1, 2016, the Company made a voluntary prepayment in the amount of $125 million that was applied pro rata across the Company's term loans. The voluntary prepayment represented an estimate of the mandatory excess cash flow payment for the fiscal year ended December 31, 2015 based on preliminary 2015 results at the time.

10.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS

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
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month periods ended March 31, 2016 and 2015:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Service cost	$0.5	$0.4	$0.6	$0.8	$0.2	$0.5
Interest cost	2.0	2.4	1.4	1.6	0.4	0.5
Expected return on plan assets	(3.3)	(3.6)	(1.7)	(2.0)	—	(0.1)
Amortization of prior service credit	—	—	(0.1)	(0.1)	(0.6)	(0.6)
Amortization of net loss	—	—	0.1	0.4	—	—
Net periodic (benefit) cost	$(0.8)	$(0.8)	$0.3	$0.7	$—	$0.3
During the three-month period ended March 31, 2016, the Company contributed $2 million to the non-U.S. pension benefit plans. In 2016, the Company does not expect to make contributions to the U.S. pension benefit plan. The Company expects to contribute $6 million to the non-U.S. pension benefit plans in 2016, in the aggregate, inclusive of amounts contributed to the plans during the three-month period ended March 31, 2016.

11.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 13,926,435 shares were available for future grants as of March 31, 2016. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Stock options	$3.2	$3.9
RSUs	60.3	31.1
Share-based compensation expense	$63.5	$35.0

Research and development expenses	$1.7	$1.5
Selling, general and administrative expenses	61.8	33.5
Share-based compensation expense	$63.5	$35.0
In the three-month periods ended March 31, 2016 and 2015, the Company granted approximately 750 stock options with a weighted-average exercise price of $89.35 per option and approximately 72,000 stock options with a weighted-average exercise

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

price of $192.62 per option, respectively. The weighted-average fair values of all stock options granted to employees in the three-month periods ended March 31, 2016 and 2015 were $44.48 and $63.11, respectively.
In March 2016, the Company announced that the Board of Directors had initiated a search to identify a candidate for a new Chief Executive Officer to succeed the Company's then current Chief Executive Officer, who would continue to serve in that role until his replacement was appointed. On May 2, 2016, the Company's new Chief Executive Officer assumed the role, succeeding the Company's former Chief Executive Officer. See Note 18 for additional information regarding the appointment of the Company's new Chairman and Chief Executive Officer. Pursuant to the terms of his employment agreement dated January 2015, the former Chief Executive Officer was entitled to certain share-based awards and payments upon termination. Under his January 2015 employment agreement, the former Chief Executive Officer received performance-based RSUs that vest when certain market conditions (namely total shareholder return) are met at the defined dates, provided continuing employment through those dates. Under the termination provisions of his employment agreement, upon termination of the former Chief Executive Officer, the defined dates for meeting the market conditions of the performance-based RSUs were eliminated and, as a result, vesting was based solely on the attainment of the applicable level of total shareholder return through the date of termination and the resulting number of common shares, if any, to be awarded to the former Chief Executive Officer was determined on a pro-rata basis for service provided under the original performance period, with credit given for an additional year of service. Because the total shareholder return at the time of the former Chief Executive Officer’s termination did not meet the performance threshold, no common shares were issued and no value was ultimately received by the former Chief Executive Officer pursuant to this performance-based RSU award. However, an incremental share-based compensation expense of $25 million has been recognized in the first quarter of 2016, which represents the additional year of service credit consistent with the grant date fair value calculated using a Monte Carlo Simulation Model in the first quarter of 2015, notwithstanding the fact that no value was ultimately received by the former Chief Executive Officer. In addition to the acceleration of his performance-based RSUs, the former Chief Executive Officer was also entitled to a cash severance payment of $9 million and a pro-rata annual cash bonus of approximately $2 million pursuant to his employment agreement. The cash severance payments, the pro-rata cash bonus and the associated payroll taxes have also been recognized as expense in the first quarter of 2016.
In the three-month periods ended March 31, 2016 and 2015, the Company granted approximately 16,000 time-based RSUs with a weighted-average grant date fair value of $79.89 per RSU and approximately 5,000 time-based RSUs with a weighted-average grant date fair value of $196.71 per RSU, respectively.
In the three-month period ended March 31, 2016, the Company did not grant performance-based RSUs. In the three-month period ended March 31, 2015, the Company granted approximately 600,000 performance-based RSUs with a weighted-average grant date fair value of $307.21 per RSU.
As of March 31, 2016, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $237 million, in the aggregate, which will be amortized over a weighted-average period of 2.38 years.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

12.	SHAREHOLDERS’ EQUITY

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares (in millions)	Amount
Balance, January 1, 2015 (restated)	334.4	$8,349.2	$243.9	$(2,397.8)	$(915.9)	$5,279.4	$122.3	$5,401.7
Issuance of common stock (see below)	7.3	1,431.9	—	—	—	1,431.9	—	1,431.9
Common shares issued under share-based compensation plans	0.6	29.2	(14.7)	—	—	14.5	—	14.5
Share-based compensation	—	—	35.0	—	—	35.0	—	35.0
Employee withholding taxes related to share-based awards	—	—	(21.2)	—	—	(21.2)	—	(21.2)
Excess tax benefits from share-based compensation	—	—	17.9	—	—	17.9	—	17.9
	342.3	9,810.3	260.9	(2,397.8)	(915.9)	6,757.5	122.3	6,879.8
Comprehensive loss:
Net income (restated)	—	—	—	97.7	—	97.7	0.8	98.5
Other comprehensive loss	—	—	—	—	(411.7)	(411.7)	(0.2)	(411.9)
Total comprehensive loss (restated)						(314.0)	0.6	(313.4)
Balance, March 31, 2015 (restated)	342.3	$9,810.3	$260.9	$(2,300.1)	$(1,327.6)	$6,443.5	$122.9	$6,566.4

Balance, January 1, 2016	342.9	$9,897.4	$304.9	$(2,749.7)	$(1,541.6)	$5,911.0	$118.8	$6,029.8
Common shares issued under share-based compensation plans	0.1	8.5	(7.7)	—	—	0.8	—	0.8
Share-based compensation	—	—	63.5	—	—	63.5	—	63.5
Employee withholding taxes related to share-based awards	—	—	(7.7)	—	—	(7.7)	—	(7.7)
Excess tax expense from share-based compensation	—	—	(1.4)	—	—	(1.4)	—	(1.4)
	343.0	9,905.9	351.6	(2,749.7)	(1,541.6)	5,966.2	118.8	6,085.0
Comprehensive (loss) income:
Net (loss) income	—	—	—	(373.7)	—	(373.7)	0.8	(372.9)
Other comprehensive income	—	—	—	—	63.0	63.0	0.5	63.5
Total comprehensive (loss) income						(310.7)	1.3	(309.4)
Balance, March 31, 2016	343.0	$9,905.9	$351.6	$(3,123.4)	$(1,478.6)	$5,655.5	$120.1	$5,775.6
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
The components of accumulated other comprehensive loss as of March 31, 2016 and 2015, were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Foreign Currency Translation Adjustment	Pension Adjustment	Total
Balance, January 1, 2015	$(886.5)	$(29.4)	$(915.9)
Foreign currency translation adjustment	(411.3)	—	(411.3)
Pension adjustment(1)	—	(0.4)	(0.4)
Balance, March 31, 2015	$(1,297.8)	$(29.8)	$(1,327.6)

Balance, January 1, 2016	$(1,529.4)	$(12.2)	$(1,541.6)
Foreign currency translation adjustment	63.4	—	63.4
Pension adjustment(1)	—	(0.4)	(0.4)
Balance, March 31, 2016	$(1,466.0)	$(12.6)	$(1,478.6)
____________________________________

(1)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (see Note 10).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to reclassification adjustments were not material.

14.	INCOME TAXES
In the three-month period ended March 31, 2016, the Company recognized an income tax provision of $7 million, comprised of $7 million related to the expected tax provision in tax jurisdictions outside of Canada and an income tax provision of an immaterial amount related to Canadian income taxes. In the three-month period ended March 31, 2016, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax expense generated from the Company’s annualized mix of earnings by jurisdiction, the recording of valuation allowance on entities for which no tax benefit of losses is expected and the quarterly accrual of interest on uncertain tax positions.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets is estimated to be $1.46 billion as of March 31, 2016 and was $1.37 billion as of December 31, 2015. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
As of March 31, 2016, the Company had $347 million of unrecognized tax benefits, which included $46 million relating to interest and penalties. Of the total unrecognized tax benefits, $126 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that an immaterial amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2016 and 2015, the Company had accrued $40 million and $33 million for interest and $6 million and $7 million for penalties, respectively.
The Company is currently under examination by the Canada Revenue Agency for three separate cycles: (a) years 2005 to 2006, (b) 2007 through 2009, and (c) 2010 through 2011. In February 2013, the Company received a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. The total proposed adjustment would result in a loss of tax attributes which are subject to a full valuation allowance and would not result in a material change to the provision for income taxes.
The Company’s U.S. consolidated federal income tax return for the 2013 and 2014 tax years is currently under examination by the Internal Revenue Service. The Company remains under examination for various state tax audits in the U.S. for years 2002 to 2014. In addition, certain affiliates of the Company in other regions outside of Canada and the U.S. are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

15.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month periods ended March 31, 2016 and 2015 were calculated as follows:

	Three Months Ended March 31,
	2016	2015 (restated)
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(373.7)	$97.7

Basic weighted-average number of common shares outstanding	344.9	336.8
Diluted effect of stock options, RSUs and other(a)	—	6.6
Diluted weighted-average number of common shares outstanding	344.9	343.4

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(1.08)	$0.29
Diluted	$(1.08)	$0.28
____________________________________

(a)
In the three-month period ended March 31, 2016, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

Three Months Ended March 31
2016
Basic weighted-average number of common shares outstanding	344.9
Diluted effect of stock options, RSUs and other	4.8
Diluted weighted-average number of common shares outstanding	349.7
In the three-month period ended March 31, 2016 and 2015, stock options to purchase approximately 1,118,000 and 143,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

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
Governmental and Regulatory Inquiries
ISTA Settlement with Department of Justice

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
Letter from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania
The Company has received a letter dated September 10, 2015 from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania stating that they are investigating potential violations of the False Claims Act arising out of Biovail Pharmaceuticals, Inc.'s treatment of certain service agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. The letter requests that the Company voluntarily produce documents and information relating to the investigation. The Company produced certain documents in response to the request and is cooperating with the government’s investigation. The Company cannot predict the outcome or the duration of these investigations or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of these investigations.
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
Investigations by the U.S. Attorney's Office for the District of Massachusetts and the U.S. Attorney's Office for the Southern District of New York
In or about October 2015, the Company received subpoenas from the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York. The materials requested by those offices, pursuant to the subpoenas and follow-up requests, include documents with respect to the Company’s patient assistance programs (including financial support provided to patients); its former relationship with Philidor and other pharmacies; the Company’s accounting treatment for sales by specialty pharmacies; information provided to the Centers for Medicare and Medicaid Services; the Company’s pricing (including discounts and rebates), marketing and distribution of its products; the Company’s compliance program; and employee compensation. The Company is cooperating with these investigations. The Company cannot predict the outcome or the duration of these investigations or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of these investigations.
Voluntary Request Letter from the U.S. Federal Trade Commission
On or about October 16, 2015, the Company received a voluntary request letter from the Federal Trade Commission ("FTC") with respect to its non-public investigation into the Company's recent acquisition of Paragon Holdings I, Inc. (“Paragon”). In the letter, the FTC has requested that the Company provide, on a voluntary basis, certain information and documentation relating to its acquisition of Paragon. The Company produced certain documents and information in response to the request and is cooperating with the FTC in connection with this investigation.
Congressional Inquiries
Beginning in November 2015, the Company has received from the United States Senate Special Committee on Aging various document requests, as well as subpoenas for documents, depositions and a hearing which was held on April 27, 2016. Certain directors, officers and other employees of the Company have also received from the United States Senate Special Committee on Aging subpoenas for depositions and/or hearings. In January 2016, the Company received from the United States House

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Committee on Oversight and Government Reform a document request and an invitation for the Company’s then interim CEO to testify at a hearing, at which he testified on February 4, 2016. Most of the materials requested to date relate to the Company’s pricing decisions on particular drugs, as well as revenue, expense and profit information, and also include requests relating to financial support provided by the Company for patients and financial data related to the Company’s research and development program, Medicare and Medicaid. The Company is cooperating with these inquiries; however, the Company cannot predict their outcome or duration.
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
Request for Information from the AMF
On April 12, 2016, the Company received a request letter from the Autorité des marchés financiers (the “AMF”) requesting documents concerning the work of the Company’s ad hoc committee of independent directors (the “Ad Hoc Committee”) (established to review certain allegations regarding the Company’s former relationship with Philidor and related matters), the Company’s former relationship with Philidor, the Company's accounting practices and policies and other matters. The Company is cooperating with the AMF in this matter. The Company has not received any notice of investigation from the AMF, and the Company cannot predict whether any investigation will be commenced by the AMF or, if commenced, whether any enforcement action against the Company would result from any such investigation.
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
California Department of Insurance Investigation
On May 4, 2016, Bausch & Lomb International, Inc. (“B&L International”) received from the Office of the California Insurance Commissioner an administrative subpoena to produce books, records and documents. The requested books, records and

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

documents are being requested in connection with an investigation by the California Department of Insurance and relate to, among other things, consulting agreements and financial arrangements between B&L and healthcare professionals in California, the provision of ocular equipment, including the Victus® femtosecond laser platform, by B&L to healthcare professionals in California and prescribing data for prescriptions written by healthcare professionals in California for certain of B&L’s products, including the Crystalens®, Lotemax®, Besivance® and Prolensa®. B&L International and the Company are cooperating with the investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Securities and Other Class Actions
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
Salix Shareholder Class Actions
Following the announcement of the execution of the Salix Merger Agreement with Salix, between February 25, 2015 and March 12, 2015, six purported stockholder class actions were filed challenging the Salix Acquisition. All of the actions were filed in the Delaware Court of Chancery, and alleged claims against some or all of the board of directors of Salix (the “Salix Board”), the Company, Salix, Valeant and Sun Merger Sub. On March 17, 2015, the Court consolidated the actions under the caption Salix Pharmaceuticals, Ltd. Shareholder Litigation, Consolidated C.A. No.10721-CB. On September 25, 2015, Plaintiffs filed an amended complaint. The operative complaint alleges generally that the members of the Salix Board breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Salix through an allegedly inadequate sales process and for allegedly inadequate consideration and by agreeing to allegedly preclusive deal protections. The complaint also alleges that the Schedule 14D-9 filed by Salix in connection with the Salix Acquisition contained inaccurate or materially misleading information about, among other things, the Salix Acquisition and the sales process leading up to the Salix Merger Agreement. The complaint seeks, among other things, money damages and unspecified attorneys’ and other fees and costs. Defendants’ Motions to Dismiss were fully briefed as of February 19, 2016.  In an oral ruling given on May 19, 2016, the Court dismissed the consolidated action against all defendants.
Synergetics Shareholder Class Actions
On September 1, 2015, Valeant entered into a merger agreement, whereby it would acquire all shares of Synergetics USA, Inc. (“Synergetics”). The merger was announced on September 2, 2015. Following the announcement of the merger, four putative stockholder class actions were filed challenging the merger. Three of these actions were filed in the Eleventh Judicial Circuit of the State of Missouri and name as defendants all members of the Synergetics Board of Directors, Synergetics, Valeant and Blue Subsidiary Corp. (a wholly-owned subsidiary of Valeant). Those actions are captioned as follows: Murphy, et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00778 (filed September 15, 2015 and amended September 23, 2015 (the “Murphy Action”)); Glorioso, et al., v. Synergetics USA Inc., et al., C.A. No. 1511-CC00803 (filed September 23, 2015 (the “Glorioso Action”)); and Scarantino, et al. v. Synergetics USA Inc., et al., C.A. No. 1511-CC00810 (filed September 28, 2015 (the “Scarantino Action”)) (collectively, the “Missouri Actions”). The fourth action, captioned Nilsen, et al. v. Valeant Pharmaceuticals International, et al., C.A. No. 11552-VCL (the “Delaware Action,” and together with the Missouri Actions, the “Actions”) was filed on September 28, 2015, in the Delaware Court of Chancery and named as defendants all members

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

of the Synergetics Board of Directors, Valeant, and Blue Subsidiary Corp. The Actions generally allege that the members of the Synergetics Board of Directors breached their fiduciary duties to Synergetics stockholders by, among other things, conducting a flawed process in considering the transaction, agreeing to an inadequate offer price, providing incomplete and misleading information to Synergetics stockholders, and accepting unreasonable deal protection measures in the merger agreement that allegedly dissuaded other potential bidders from making competing offers. The Actions also allege that Valeant and Blue Subsidiary Corp. aided and abetted these alleged breaches of fiduciary duties. The Missouri Actions sought, among other things, an order enjoining consummation of the merger, rescission of the merger or awarding damages to members of the class, and an award of fees and expenses. The Delaware Action sought, among other things, an order awarding damages to members of the class, and an award of fees and expenses.
On October 2, 2015, Synergetics, each member of the Synergetics Board of Directors, Valeant, and Blue Subsidiary Corp. entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Actions, which sets forth the parties’ agreement in principle for a settlement of the Actions on the basis of the additional disclosures made in a supplement to the Schedule 14D-9 filed with the SEC on October 2, 2015, in exchange for the release of, among other things, certain claims relating to the Actions, the merger and disclosures made in connection therewith. On October 8, 2015 the Delaware Court of Chancery unilaterally dismissed the Delaware Action. In October 2015, the Missouri Actions were consolidated into the Murphy Action. In January 2016, the parties engaged in confirmatory discovery, including additional documents produced by Defendants and conducting two depositions.
Thereafter, the parties negotiated and reached agreement on a stipulation of settlement and ancillary settlement documents, which were filed with the Court on April 25, 2016. A hearing with the Court was held on April 29, 2016. At that hearing, the Court signed the scheduling order, which governs settlement proceedings, and set a final settlement hearing for July 29, 2016. On May 26, 2016, notice of the proposed settlement was mailed to Synergetics record holders that are members of the class.  The parties continue to negotiate attorneys' fees. Any amount payable by the Company in this matter is expected to be nominal.
Valeant U.S. Securities Class Action
From October 22, 2015 to October 30, 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. Those four actions, captioned Potter v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7658), Chen v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7679), Yang v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7746), and Fein v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7809), all assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of putative classes of persons who purchased or otherwise acquired the Company's' stock during various time periods between February 28, 2014 and October 21, 2015. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor. On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658, and appointing a lead plaintiff and lead plaintiff’s counsel. The parties anticipate that the Court will shortly enter an order setting a schedule providing for, among other things, the filing of a consolidated amended complaint and defendants’ response to that amended complaint. The Company believes the actions are without merit and intends to defend itself vigorously.
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
The Company is aware of two additional putative class actions that have been filed with the applicable court but which have not yet been served on the Company. These actions are captioned: (i) Okeley v. Valeant, et al. (Case No. S-159991) (Supreme Court of British Columbia) (filed December 2, 2015); and (ii) Sukenaga v Valeant et al. (CV-15-540567-00CP) (Ontario Superior Court) (filed November 16, 2015), and the factual allegations made in these actions are substantially similar to those outlined above. The Company has been advised that the plaintiffs in these actions do not intend to pursue the actions.
The Company expects that certain of these actions will be consolidated or stayed prior to proceeding to motions for leave and certification and that no more than one action will proceed in any jurisdiction. In particular, on April 8, 2016, motions were heard by the Ontario Superior Court of Justice to determine which of the actions filed in that court will proceed.
In the Catucci action, a schedule has been set for the week of January 23, 2017 for the hearing of motions for leave under the Quebec Securities Act and for authorization as a class proceeding.
The Company believes that it has viable defenses to each of the actions, and in each case intends to defend itself vigorously.
RICO Class Action
On May 27, 2016, two employee benefit funds filed an action in the U.S. District Court for the District of New Jersey against the Company and  Philidor, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third party payors that paid claims submitted by Philidor for certain Valeant branded drugs between January 2, 2013 and November 9, 2015 (Airconditioning and Refrigeration Industry Health and Welfare Trust Fund et al. v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-03087).   The complaint alleges, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company believes these claims are without merit and intends to defend itself vigorously.
Antitrust
Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis, Valeant Pharmaceuticals International, Inc. (“VPII”) and various manufacturers of generic forms of Solodyn, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn. The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper. After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints. On August 14, 2015, the Court granted the Defendants' motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. VPII was dismissed from the case, but the litigation continues against Medicis and the generic manufacturers as to the remaining claims. The actions are currently in discovery. On March

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

26, 2015, and on April 6, 2015, while the motion to dismiss the class action complaints was pending, two additional non-class action complaints were filed against Medicis by certain retail pharmacy and grocery chains ("Individual Plaintiffs") making similar allegations and seeking similar relief to that sought by Direct Purchaser Class Plaintiffs. Those suits have been centralized with the class action suits in the District of Massachusetts. Following the Court's August 14, 2015 decision on the motion to dismiss, the Individual Plaintiffs each filed amended complaints on October 1, 2015, and Medicis answered on December 7, 2015. A third non-class action was filed by another retail pharmacy against Medicis on January 26, 2016, and Medicis answered on March 28, 2016. The Company intends to vigorously defend all of these actions.
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
Intellectual Property
AntiGrippin® Litigation
A suit was brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark. The plaintiff in this matter alleged that Natur Produkt violated Russian competition law by preventing plaintiff from producing and marketing its products under certain brand names. The matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion (being approximately $50 million at the December 4, 2013 decision date). This charge was recognized in the fourth quarter of 2013 in Other expense (income) in the consolidated statements of income. Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the reserve was reversed in the first quarter of 2014 in Other expense (income) in the consolidated statements of income. AnviLab appealed the appeal court’s decision to the cassation court. On June 19, 2014, the cassation court resolved that the matter is within the jurisdiction of the Intellectual Property ("IP") Court in this instance. The hearing before the IP Court was held on July 30, 2014 and August 1, 2014. The IP Court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by AnviLab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. The court of first instance appointed an expert to provide a report on the claimed lost profit amount, which was provided on or about March 10, 2015. Hearings before the court of first instance in this matter were held on March 12, 2015 and April 9, 2015. Following the April 9, 2015 hearing, the court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion. Natur Produkt filed an appeal against this decision, both as to the merits and the quantum of damages, to the appeal court on May 15, 2015. The hearing before the appeal court was held on July 28, 2015 and the court ruled in favor of the plaintiff. Subsequently, Natur Produkt filed an appeal to the IP Court. At a hearing held on October 6, 2015, the IP Court ruled in favor of the plaintiff and upheld the decision of the appeal court. Natur Produkt appealed to the Supreme Court for review of the IP Court’s decision and, on December 30, 2015, the Supreme Court rejected Natur Produkt’s request for appeal. In January 2016, Natur Produkt requested clarification of this decision of the Supreme Court, but it is not anticipated that this request will result in a modification to or reversal of the Supreme Court’s decision to reject Natur Produkt’s appeal. As Natur Produkt’s appeal to the IP Court did not delay enforcement of the appeal court’s decision, Natur Produkt was required to pay the claimed amount of RUR 1.66 billion (being approximately $25 million as of the payment date) to the plaintiff, via bailiffs’ account, on September 28, 2015. The

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Company recognized the $25 million charge in the third quarter of 2015 in Other expense (income) in the consolidated statements of (loss) income.
Following the decision of the IP Court, AnviLab filed two more claims against Natur Produkt relating to the matter described above (the “Original AnviLab Matter”). The first claim by AnviLab was filed on December 3, 2015 with the Saint Petersburg Arbitration Tribunal (Case No. A-56-89244/2015) and seeks an amount in respect of the interest payable on the amount awarded by the appeal court in the Original AnviLab Matter for the period between the date the amount was awarded by the appeal court (August 4, 2015) and the date AnviLab received the payment (September 29, 2015). A hearing in this matter was held on March 24, 2016 and a subsequent hearing was held on April 14, 2016. The second claim by AnviLab was filed on December 15, 2015 with the Saint Petersburg Arbitration Tribunal (Case No.A-56-23056/2013) and seeks an amount in respect of litigation costs related to Original AnviLab Matter. A hearing in this matter was held on February 25, 2016 and a subsequent hearing was held on April 14, 2016. The Court awarded amounts to AnviLab with respect to each of these claims. For both of these claims, the amount awarded to AnviLab was insignificant. On May 25, 2016, Natur Produkt appealed both of these decisions.
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Prolensa®, Apriso®, Uceris®, Moviprep®, Acanya® and Bepreve® in the United States and Sublinox® in Canada, or other similar suits. These matters are proceeding in the ordinary course.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tables, 550 mg, for which an ANDA has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à r.l. (“Valeant Luxembourg”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent , each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Luxembourg, Alfa Wassermann and Cedars-Sinai filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter. The Company believes the allegations raised in Actavis’ notice are without merit and intends to vigorously pursue this suit.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and a decision is pending. The Company denies the allegations being made and is vigorously defending this matter.
R&O Pharmacy Complaint
On October 6, 2015, R&O Pharmacy, LLC ("R&O") filed a complaint against Valeant Pharmaceuticals North America LLC (“VPNA”) in the U.S. District Court for the Central District of California (Case No. 2:15-cv-07846). R&O’s lawsuit did not seek damages, but sought a declaration of rights against VPNA that R&O owes no duties or amounts to VPNA with respect to certain Company products ordered by and shipped to R&O. On October 29, 2015, VPNA filed its answer to R&O’s complaint. Also on that date, VPNA filed a counterclaim against R&O, including claims for breach of contract, unjust enrichment, accounting, and an open book account, with respect to these unpaid amounts. VPNA’s counterclaim sought damages in excess of $19 million. On November 19, 2015, R&O filed its answer to VPNA’s counterclaim. R&O did not assert any counterclaims. R&O generally claimed an entitlement to hold the funds achieved from the sale of Company products as an offset to potential claims arising out of Philidor’s conduct, which R&O asserts is attributable to the Company under an alter ego theory (being the theory that the Company should be responsible for Philidor’s actions in disregard of the fact that the two are separate legal entities). The Court held a scheduling conference with the parties on February 8, 2016 and set a November 2016 trial date. Subsequently, on March 8, 2016, the parties reached a confidential settlement that resolved all claims between them and, on March 10, 2016, the Court dismissed the lawsuit with prejudice. While the terms of the settlement are confidential, the resolution includes a payment by R&O to VPNA for less than the damages sought by VPNA in its counterclaim. VPNA firmly believes it acted appropriately and refutes any suggestion of wrongdoing.
Salix Legal Proceedings
The estimated fair values of the potential losses regarding the matters described below, along with other matters, are included as part of contingent liabilities assumed in the Salix Acquisition. Refer to Note 4 for additional information. Each of the Salix legal proceeding matters set out below was commenced prior to the Company’s acquisition of Salix.
DOJ Subpoena
On February 1, 2013, Salix received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding sales and promotional practices for its Xifaxan®, Relistor® and Apriso® products. The Company, the United States and the state Medicaid Fraud Control Unit negotiating team have agreed to resolve the investigation as to the Company for approximately $54 million, plus payment of applicable interest and reasonable attorneys’ fees.  In June 2016, the Company and the United States executed a settlement agreement concerning the federal portion of the settlement, which requires payment of approximately $47 million plus interest and which will likely become effective by mid-June 2016, pending the receipt of certain approval.  The Company’s settlement agreement with the states, the total amount of which is approximately $8 million plus interest, is pending review and approval by the various state attorneys general.  The Company can provide no assurance as to whether or when the settlement will be finalized, in whole or in part. The amount of the settlement (including the interest and attorneys’ fees payable in connection therewith) is included within the liability recorded at fair value as part of the Salix Acquisition and an adjustment, if any, to this liability will be recorded when and if the settlement is finalized.
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
Salix Securities Litigation

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls. Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)). These two actions have been consolidated under the caption In re Salix Pharmaceuticals, Ltd. (Case No. 14-CV-8925 (KMW)). Defendants’ Motions to Dismiss were fully briefed as of August 3, 2015. The Court denied the Motions to Dismiss in an order dated March 31, 2016 for the reasons stated in an opinion dated April 22, 2016. Defendants’ Answers to the operative Complaint were filed on May 31, 2016. Salix and the Company are vigorously defending this consolidated matter. A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed.
Philidor Matters
As mentioned above in this section, the Company is involved in certain investigations, disputes and other proceedings related to the Company’s now terminated relationship with Philidor. These include the putative class action litigation and the investigations by certain offices of the Department of Justice, the SEC, the request for documents and other information received from the AMF and certain Congressional committees and a document subpoena from the New Jersey State Bureau of Securities. There can be no assurances that governmental agencies or other third parties will not commence additional investigations or assert claims relating to the Company’s former relationship with Philidor or Philidor’s business practices, including claims that Philidor or its affiliated pharmacies improperly billed third parties or that that the Company is liable, directly or indirectly, for such practices. The Company is cooperating with all existing governmental investigations related to Philidor and is vigorously defending the putative class action litigation. No assurance can be given regarding the ultimate outcome of any present or future proceedings relating to Philidor.

17.	SEGMENT INFORMATION
Reportable Segments
The Company has two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of the Company’s segments as of March 31, 2016:

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
Segment Revenues and Profit
Segment revenues and profit for the three-month periods ended March 31, 2016 and 2015 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015 (restated)
Revenues:
Developed Markets(1)	$1,929.9	$1,743.6
Emerging Markets(2)	441.7	426.5
Total revenues	2,371.6	2,170.1

Segment profit:
Developed Markets(3)	259.6	667.7
Emerging Markets(4)	18.3	54.6
Total segment profit	277.9	722.3

Corporate(5)	(146.4)	(69.2)
Restructuring, integration and other costs	(38.0)	(55.0)
Acquisition-related costs	(1.8)	(13.9)
Acquisition-related contingent consideration	(2.4)	(7.1)
Other expense	(23.1)	(6.1)
Operating income	66.2	571.0
Interest income	0.9	0.9
Interest expense	(426.6)	(297.8)
Loss on extinguishment of debt	—	(20.0)
Foreign exchange and other	(6.2)	(71.1)
(Loss) income before provision for income taxes	$(365.7)	$183.0
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue in the three-month period ended March 31, 2016 from 2015 acquisitions of $513 million, in the aggregate, primarily from the Salix Acquisition and the acquisition of certain assets of Dendreon.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue in the three-month period ended March 31, 2016 from 2015 acquisitions of $59 million, in the aggregate, primarily from the Amoun Acquisition.

(3)
Developed Markets segment profit in the three-month period ended March 31, 2016 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $637 million, in the aggregate, primarily from the Salix Acquisition, compared with $314 million in the corresponding period of 2015.

(4)
Emerging Markets segment profit in the three-month period ended March 31, 2016 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $86 million, in the aggregate, compared with $76 million in the corresponding period of 2015.

(5)
Corporate reflects non-restructuring-related share-based compensation expense of $50 million in the three-month period ended March 31, 2016, compared with $24 million in the corresponding period of 2015. The expense in the three-month period ended March 31, 2016, included a charge relating to the acceleration of vesting of the performance-based RSUs held by the Company's former Chief Executive Officer. See Note 11 for additional information.

Segment Assets
Total assets by segment as of March 31, 2016 and December 31, 2015 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of March 31, 2016	As of December 31, 2015
Assets:
Developed Markets	$40,580.6	$41,182.7
Emerging Markets	6,861.5	6,897.4
	47,442.1	48,080.1
Corporate	1,577.8	884.4
Total assets	$49,019.9	$48,964.5

18.	SUBSEQUENT EVENTS
Appointment of Chairman and Chief Executive Officer
On May 2, 2016, Joseph C. Papa assumed the role of the Company’s Chairman and Chief Executive Officer, succeeding J. Michael Pearson as Chief Executive Officer and Robert A. Ingram as Chairman of the Board of Directors. The Company had previously announced on April 25, 2016 that Mr. Papa would become Chairman and Chief Executive Officer.  Mr. Papa joined the Company from Perrigo Company plc, where he served as CEO since 2006 and as Chairman of the Board of Directors since 2007.
Notices of Default Under Senior Note Indentures
As a result of the delay in the Company filing its 2015 Form 10-K, on April 12, 2016, the Company received a notice of default from certain holders of its 5.50% Notes due 2023 and, on April 22, 2016, the Company received additional notices of default from the trustee under the respective indentures governing the Company’s 5.375% Senior Notes due 2020 and 7.50% Senior Notes due 2021 and Valeant's 6.375% Senior Notes due 2020 and 7.250% Senior Notes due 2022. The filing of the 2015 Form 10-K on April 29, 2016 cured in all respects the default under the Company’s senior note indentures triggered by the failure to timely file the 2015 Form 10-K.
As a result of the delay in the Company filing this Form 10-Q, on May 19, 2016, the Company received a notice of default from the trustee under the indenture governing the Company’s 5.50% Notes due 2023 and, on June 2, 2016, the Company received an additional notice of default from the trustee under the respective indentures governing Valeant's 7.250% Senior Notes due 2022 and the Company’s 7.50% Senior Notes due 2021. The filing of this Form 10-Q has cured in all respects the default under the Company’s senior note indentures triggered by the failure to timely file this Form 10-Q.
If the Company is delinquent in filing future reports, the Company may receive similar notices of default from the trustee or noteholders under the Company’s senior note indentures.
Credit Facility Amendment
On April 11, 2016, the Company obtained an amendment and waiver to its Credit Agreement. Pursuant to the amendment, the Company obtained an extension to the deadline for filing (i) the Company's 2015 Form 10-K to May 31, 2016 and (ii) this Form 10-Q to July 31, 2016.  The amendment also waived, among other things, the cross-default under the Credit Agreement to the Company's indentures that arose when the 2015 Form 10-K was not filed by March 15, 2016, any cross default under the Credit Agreement that may have arisen under the Company's other indebtedness from the failure to timely deliver the 2015 Form 10-K, and the cross default under the Credit Agreement to the Company's indentures that arose when this Form 10-Q was not filed by May 16, 2016 or any cross default under the Credit Agreement to the Company’s other indebtedness as a result of the delay in filing this Form 10-Q.  The amendment modified, among other things, the interest coverage financial maintenance covenant from 3.00 to 1.00 to 2.75 to 1.00 from the fiscal quarter ending June 30, 2016 through the fiscal quarter ending March 31, 2017. Certain financial definitions were also amended, including the definition of “Consolidated Adjusted EBITDA” which has been modified to add back fees and expenses in connection with any amendment or modification of the Credit Agreement or any other indebtedness, and to permit up to $175,000,000 to be added back in connection with costs, fees and expenses relating to, among other things, Philidor-related matters and/or product pricing-related matters and any review by the Board and the Ad Hoc Committee related to such matters. The amendment also modified certain existing add-backs to Consolidated Adjusted EBITDA under the Credit Agreement, including increasing the add-back for (i) restructuring charges in any twelve-month period to $200,000,000 from $125,000,000 and (ii) fees and expenses in connection with any

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

proposed or actual issuance of debt, equity, acquisitions, investments, assets sales or divestitures to $150,000,000 from $75,000,000 for any twelve month period ending on or prior to March 31, 2017.
The terms of the amendment impose a number of restrictions on the Company and its subsidiaries until the time that (i) the Company delivers its 2015 Form 10-K (which was filed on April 29, 2016) and this Form 10-Q (such requirements, the "Financial Reporting Requirements") and (ii) the leverage ratio of the Company and its subsidiaries (being the ratio, as of the last day of any fiscal quarter, of Consolidated Total Debt (as defined in the Credit Agreement) as of such day to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending on such date) is less than 4.50 to 1.00, including imposing (i) a $250,000,000 aggregate cap (the "Transaction Cap") on acquisitions (although the Transaction Cap does not apply to any portion of acquisition consideration paid for by either the issuance of the Company’s equity or the proceeds of any such equity issuance), (ii) a restriction on the incurrence of debt to finance such acquisitions and (iii) a requirement that the net proceeds from certain asset sales be used to repay the term loans under the Credit Agreement, instead of investing such net proceeds in real estate, equipment, other tangible assets or intellectual property useful in the business. In addition, the Company's ability to make investments, dividends, distributions, share repurchases and other restricted payments is also restricted and subject to the Transaction Cap until such time as the Financial Reporting Requirements are satisfied and the leverage ratio of the Company and its subsidiaries is less than 4.00 to 1.00 (unless such investments or restricted payments can fit within other existing exceptions set out in the Credit Agreement). The amendment also increased the interest rate applicable to the Company's loans under the Credit Agreement by 1.00% until delivery of the Company's financial statements for the fiscal quarter ending June 30, 2017. Thereafter, the interest rate applicable to the loans will be determined on the basis of a pricing grid tied to the Company's secured leverage ratio. With the filing of this Form 10-Q, the Financial Reporting Requirements have been satisfied in all respects.
Management Cease Trade Orders
On March 21, 2016, the Company applied for a customary management cease trade order (the “MCTO”) from the AMF, the Company's principal securities regulator in Canada. The application was made in connection with the Company’s anticipated delay in filing its audited consolidated annual financial statements for the fiscal year ended December 31, 2015, the related management’s discussion and analysis, certificates of its Chief Executive Officer and Chief Financial Officer and its 2015 Form 10-K (collectively, the “Required Annual Canadian Filings”) with Canadian securities regulators until after the March 30, 2016 filing deadline. This MCTO (the “March MCTO”) was issued on March 31, 2016 and prohibited the trading in or acquisition of any securities of the Company, directly or indirectly, by each of the Company’s then-current Chief Executive Officer, Chief Financial Officer and each other member of the Board. The March MCTO did not affect the ability of other shareholders of the Company to trade in the Company’s securities. A similar order was issued by the Ontario Securities Commission with respect to a director of the Company who is resident in that province. The Company made the Required Annual Canadian Filings on April 29, 2016 and, as of that date, the March MCTOs and the corresponding trading restrictions were lifted.
On May 11, 2016, the Company applied for a further customary MCTO from the AMF in connection with its previously announced delay in filing its interim consolidated financial statements for the quarter ended March 31, 2016, the related management’s discussion and analysis and certificates of its current Chief Executive Officer and Chief Financial Officer (collectively, the “Required Interim Canadian Filings”) with Canadian securities regulators until after the May 15, 2016 filing deadline. This MCTO (the “May MCTO”) was issued on May 17, 2016 and prohibits the trading in or acquisition of any securities of the Company, directly or indirectly, by each of the Company’s current Chief Executive Officer, Chief Financial Officer and each other member of the Board. A similar order was issued by the Ontario Securities Commission with respect to a director of the Company who is resident in that province. These trading restrictions are expected to remain in place until shortly after the Required Interim Canadian Filings are made. The May MCTO does not affect the ability of other shareholders of the Company to trade in the Company’s securities.
New Patient Access and Pricing Committee
On May 5, 2016, the Company announced the formation of a new Patient Access and Pricing Committee that is responsible for the pricing of the Company’s drugs. The Patient Access and Pricing Committee, which is overseen by the Company’s Board of Directors, includes a multi-disciplinary team of the Company's employees, including doctors, scientists and other executives, and is chaired by the Company’s new Chairman and Chief Executive Officer. On May 16, 2016, the Company announced that, pursuant to a recommendation of the Patient Access and Pricing Committee, effective immediately, the Company would make available to all hospitals in the U.S. an enhanced rebate program to reduce the price of the Company’s Nitropress® and Isuprel® products. Under the enhanced program, all hospitals are eligible for a rebate of at least 10%, with

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

rebates totaling 20%, 30% or 40% based on volume purchased during a calendar quarter for hospitals that purchase large volumes of the applicable product. The Patient Access and Pricing Committee also confirmed that there would be no further price increases for these products or reductions to the discount levels in the rebate program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESTATEMENT
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported unaudited consolidated financial statements (see Note 2 titled "RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS" of notes to unaudited consolidated financial statements for further discussion of the restatement and impact of the restatement matters). Additionally, our management and the Audit and Risk Committee have concluded that material weaknesses in our internal control over financial reporting existed that contributed to the material misstatements in our consolidated financial statements. For further information regarding management’s assessment of internal control over financial reporting, refer to Item 4 "Controls and Procedures" in this Form 10-Q.
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended March 31, 2016 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
Additional information relating to the Company, including the 2015 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of June 7, 2016.
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
On April 1, 2015, we acquired Salix Pharmaceuticals, Ltd. (“Salix”), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the “Salix Merger Agreement”). Subject to the terms and conditions set forth in the Salix Merger Agreement, Salix became a wholly owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), our subsidiary (the “Salix Acquisition”). Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of GI disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®. For further information regarding the Salix Acquisition, see Note 4 titled "ACQUISITIONS" of notes to unaudited consolidated financial statements.
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

While we anticipate business development through acquisitions may continue to be a component of our long-term strategy, we expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond, as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 11, 2016 amendment (the "April 2016 amendment") to our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio. Refer to Note 18 titled "SUBSEQUENT EVENTS" of notes to unaudited consolidated financial statements for details related to the April 2016 amendment to our Credit Agreement.
We believe our strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value. In 2016, we plan to continue to execute our strategy to drive growth of key products, progress our research and development pipeline, and execute new product launches. Some of our top priorities include, among others:

•	Maximizing our key therapeutic area businesses including: dermatology, GI, and eye health;

•	Obtaining regulatory approval for and successfully launching brodalumab, latanoprostene bunod, and Oral Relistor®;

•	Completing a successful transition of certain of our products to the new fulfillment arrangements with Walgreen Co. ("Walgreens"), described further under ''Selected Financial Information" below; and

•	Reducing outstanding debt levels.
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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Salix businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, in connection with the acquisition of Salix, we have identified approximately $530 million of cost synergies on an annual run rate basis that have been substantially achieved by the end of 2015. This amount does not include revenue synergies or the benefits of incorporating Salix’s operations into the Company’s corporate structure. We estimate that we will incur total costs of approximately $300 million in connection with these cost-rationalization and integration initiatives, of which $238 million has been incurred as of March 31, 2016.
See Note 5 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our acquisition-related initiatives through March 31, 2016.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended March 31,
	2016	2015 (restated)	Change
($ in millions, except per share data)	$	$	$	%
Revenues	2,371.6	2,170.1	201.5	9
Operating expenses	2,305.4	1,599.1	706.3	44
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(373.7)	97.7	(471.4)	NM
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(1.08)	0.29	(1.37)	NM
Diluted	(1.08)	0.28	(1.36)	NM
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues increased $202 million, or 9%, to $2.37 billion in the first quarter of 2016, primarily due to incremental product sales revenue of $572 million, in the aggregate, from all 2015 acquisitions in the first quarter of 2016. This increase was partially offset by (i) a negative foreign currency impact on the existing business of $52 million, in the aggregate, in the first quarter of 2016, and (ii) a negative impact from divestitures and discontinuations of $22 million, in the aggregate, in the first quarter of 2016. Excluding the items described above, we experienced a decline in product sales revenue of $289 million, in the aggregate, in the first quarter of 2016 from the remainder of the existing business. The above changes are further described below under “Results of Operations”.
In October 2015, we announced that we would be severing all ties with and relating to the Philidor Rx Services, LLC ("Philidor") pharmacy network, which was consolidated as a variable interest entity within our consolidated financial statements as of December 31, 2015. Effective November 1, 2015, we signed a termination agreement terminating all arrangements with and relating to Philidor, other than certain transition services which ended in January 2016, and Philidor was deconsolidated from our consolidated financial statements in the first quarter of 2016. Net sales recognized through Philidor were nominal for the three-month period ended March 31, 2016 and represented less than 5% of our total consolidated revenue for the three-month period ended March 31, 2015.
In December 2015, we announced new fulfillment agreements with Walgreen Co. ("Walgreens") and indicated that we intend to extend these programs to additional participating independent retail pharmacies. Under the terms of the brand fulfillment agreement, we will make available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The programs under this 20-year agreement will initially cover certain of our dermatology products, including, among others, Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including, among others, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®, and Addyi®. In conjunction with the fulfillment agreement, we will reduce prices of certain products within our branded prescription-based dermatological and ophthalmological businesses by, on average, approximately 10 percent. The program was launched in January 2016 (with respect to the dermatology products) and in February 2016 (with respect to the other products) and the reduced pricing, which will apply to the wholesale list prices of the products, will be phased in over six to nine months following the program launch. We also entered into a separate generic fulfillment agreement with Walgreens, which we plan to make available through Walgreens retail pharmacies in the second half of 2016. Net sales recognized through these new fulfillment arrangements with Walgreens represented less than 3% of our total consolidated revenue for the three-month period ended March 31, 2016.
In May 2016, we formed a new Patient Access and Pricing Committee that is responsible for the pricing of our drugs. The Patient Access and Pricing Committee, overseen by our Board of Directors, includes a multi-disciplinary team of the Company's employees, including doctors, scientists and other executives, and is chaired by our Chairman and Chief Executive Officer.  Effective May 16, 2016, we have implemented, pursuant to a recommendation of the Patient Access and Pricing Committee, an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. See Note 18 titled “SUBSEQUENT EVENTS” of notes to unaudited consolidated financial statements for additional information regarding the Patient Access and Pricing Committee and the enhanced rebate program for our Nitropress® and Isuprel® products. We expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized prices for our products and may have a significant impact on our revenue trends.
As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales.  Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to both direct and indirect customers. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees we pay on all of our products to each wholesaler. Net product sales on these credits are recognized on the date that the wholesaler is notified of the price increase. Provision balances relating to estimated amounts payable to direct customers are netted against accounts receivable, and balances relating to indirect customers are included in accrued liabilities.  The provisions recorded to reduce gross product sales to net product sales were as follows:

	Three Months Ended March 31,
	2016		2015 (restated)
($ in millions)	$	%(1)	$	%(1)
Gross product sales	3,935.8		3,074.6
Provisions to reduce gross product sales to net product sales
Discounts and allowances	175.8	4	109.4	4
Returns	129.4	3	69.0	2
Rebates	592.7	15	364.0	12
Chargebacks	592.3	15	349.3	11
Distribution fees	109.5	3	56.8	2
	1,599.7	41	948.5	31
Net product sales	2,336.1		2,126.1
____________________________________
(1) — As a percentage of gross product sales.
Provisions as a percentage of gross sales increased to 41% for the first quarter of 2016 compared with 31% in the first quarter of 2015. The increase was driven primarily by the following factors:

•
an increase in the provisions for returns due mainly to a favorable change in estimate adjustment recognized in the first quarter of 2015 due to improved returns experience for Solodyn®, Jublia® and Wellbutrin XL® as a result of our increased promotional efforts (including managed care contracting and co-pay assistance programs) which lowered the inventory level in the distribution channel for these promoted products.  The increase in the return provisions is partially offset by improved returns experience for Wellbutrin XL® product sales due to increased utilization by the U.S. government;

•
an increase in the provisions for rebates driven primarily by increased sales of products which carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. Specifically, the comparisons were impacted primarily by higher provisions for rebates, including managed care rebates for Jublia® and the co-pay assistance programs for launch products and other promoted products including Onexton®, Retin-A Micro® Microsphere 0.08% (“RAM 0.08%”), and Solodyn®, as well as the Salix products;

•
an increase in the provisions for chargebacks as a result of increased utilization and higher chargeback discounts given to the U.S. government in connection with product sales for Minocin®, Isuprel®, Mysoline®, Ativan® and Targretin®; and

•
higher distribution service agreement fees due to lower offsetting price appreciation credits, which credits offset against the total distribution service agreement fees we pay on all of our products to each wholesaler, realized in the first quarter of 2016 as compared to the amounts realized in the first quarter of 2015. Net reduction to the distribution service agreement fees provisions from price appreciation credits decreased from $19 million in the first quarter of 2015 to $3 million in the first quarter of 2016 primarily due to lower price increases taken in the first quarter of 2016.
During the fourth quarter of 2015, we identified a misclassification between previously reported “Gross product sales” and “Provisions to reduce gross product sales to net product sales” in the table above. This misclassification did not impact “Net product sales” as reported in the consolidated statements of (loss) income. For the three months ended March 31, 2015, we previously reported “Gross product sales” of $3,250 million and “Provisions to reduce gross product sales to net product sales” of $1,103 million, which after adjusting for the misclassification, should have been $3,075 million and $928 million, respectively, prior to reflecting the effect of the restatement ($21 million) as disclosed in Note 2 titled “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” of notes to unaudited consolidated financial statements. This misclassification relates to the presentation of gross product sales and related provisions for sales through Philidor, subsequent to the consolidation of Philidor in December 2014. The amounts reflected in the table above reflect the correction of this misclassification, as well as the effect of the restatement.
Changes in Net (Loss) Income Attributable to Valeant Pharmaceuticals International, Inc.
Net loss attributable to Valeant Pharmaceuticals International, Inc. in the first quarter of 2016 was $374 million, compared with net income attributable to Valeant Pharmaceuticals International, Inc. of $98 million in the first quarter of 2015, reflecting the following factors: (i) an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $98 million in the first quarter of 2016, more than offset by (ii) an increase in operating expenses driven mainly by an increase in amortization and impairments of finite-lived intangible assets, selling, general and administrative expenses, and research and development expense, and (iii) an increase in non-operating expenses driven mainly by interest expense. The above changes are further described below under “Results of Operations”.
RESULTS OF OPERATIONS
Reportable Segments
We have two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of our segments as of March 31, 2016:

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

Revenues By Segment
The following table displays revenues by segment for the first quarters of 2016 and 2015, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2016		2015 (restated)		Change
($ in millions)	$	%	$	%	$	%
Developed Markets	1,929.9	81	1,743.6	80	186.3	11
Emerging Markets	441.7	19	426.5	20	15.2	4
Total revenues	2,371.6	100	2,170.1	100	201.5	9
Total revenues increased $202 million, or 9%, to $2.37 billion in the first quarter of 2016. The growth was mainly attributable to the effect of the following factors:

Developed Markets segment:

•
the incremental product sales revenue of $513 million, in the aggregate, from all 2015 acquisitions, primarily from the acquisitions of Salix (mainly driven by Xifaxan®, as well as Zegerid®, Uceris®, Apriso® and Relistor® product sales) and certain assets of Dendreon Corporation ("Dendreon") (Provenge® product sales). Of the $513 million increase, approximately 25% of such amount was attributable to price increases implemented subsequent to such acquisitions (primarily related to Omeprazole, Isuprel®, Nitropress®, Apriso®, Zegerid®, and Relistor®). Price appreciation credits for the first quarter of 2016 related to product sales from 2015 acquisitions were nominal. Regarding the Salix Acquisition, wholesaler inventory levels were reduced to approximately 1.5 months at March 31, 2016 (as compared to approximately 1.8 months at December 31, 2015), and we anticipate selling to demand by the second quarter of 2016. Overall, our U.S. wholesaler inventory levels for branded products were approximately 1.5 months at March 31, 2016 and December 31, 2015.

These factors were partially offset by:

•
a negative foreign currency exchange impact on the existing business of $13 million in the first quarter of 2016 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Canadian dollar, Australia dollar and Euro; and

•	a negative impact from divestitures and discontinuations of $13 million in the first quarter of 2016.
Excluding the items described above, we experienced a decline in product sales revenue from the remainder of the existing business of $298 million in the first quarter of 2016, primarily as a result of continued declining volumes in the neurology portfolio (primarily related to Virazole® and Wellbutrin XL®) and lower volumes in dermatology (mainly attributable to Jublia®, Solodyn® and Ziana®) due to the termination of the Philidor relationship, partially offset by higher volumes for generic product sales. To a lesser extent, the decline in product sales was also due to lower average realized prices, particularly for our dermatology and ophthalmology products, related to the new fulfillment agreements with Walgreens and higher managed care rebates, as well as generic competition for Targretin® and Xenazine®, partially offset by price increases implemented prior to the fourth quarter of 2015 for our neurology and other product portfolio.  Price appreciation credits for the first quarter of 2016 related to our existing business were nominal.
Emerging Markets segment:

•	the incremental product sales revenue of $59 million, in the aggregate, from all 2015 acquisitions, primarily the acquisition of Amoun Pharmaceutical Company S.A.E. (the "Amoun Acquisition").
This factor was partially offset by:

•
a negative foreign currency exchange impact on the existing business of $39 million in the first quarter of 2016, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Mexican peso, Brazilian real, Egyptian pound, Russian ruble, and Chinese yuan; and

•	a negative impact from divestitures and discontinuations of $9 million in the first quarter of 2016, primarily from Latin America.
Excluding the items described above, we realized incremental product sales revenue from the remainder of the existing business of $9 million in the first quarter of 2016, driven by price. Our wholesaler inventory levels in Russia and Poland, in the aggregate, approximated 3.5 months at March 31, 2016 (as compared to approximately four to five months during 2015).
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
The following table displays profit by segment for the first quarters of 2016 and 2015, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit.

	Three Months Ended March 31,
	2016		2015 (restated)		Change
($ in millions)	$	%(1)	$	%(1)	$	%
Developed Markets	259.6	13	667.7	38	(408.1)	(61)
Emerging Markets	18.3	4	54.6	13	(36.3)	(66)
Total segment profit	277.9	12	722.3	33	(444.4)	(62)
____________________________________
(1) — Represents profit as a percentage of the corresponding segment revenues.
Total segment profit decreased $444 million, or 62%, to $278 million in the first quarter of 2016, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $522 million in the first quarter of 2016, primarily associated with the 2015 acquisitions within the segment (primarily Salix);

•	a decrease in contribution related to divestitures and discontinuations of $10 million in the first quarter of 2016; and

•
a negative foreign currency exchange impact on the existing business contribution of $10 million in the first quarter of 2016, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Canadian dollar, Australia dollar and Euro;.

These factors were partially offset by:

•
an increase in contribution of $404 million, in the aggregate, from all 2015 acquisitions in the first quarter of 2016, primarily from the 2015 acquisitions of Salix (mainly driven by Xifaxan®, as well as Zegerid®, Uceris®, Apriso® and Relistor® product sales) and certain assets of Dendreon (Provenge® product sales), including expenses for acquisition accounting adjustments related to inventory of $27 million, in the aggregate, in the first quarter of 2016; and

•
a favorable impact of $25 million related to the existing business acquisition accounting adjustments related to inventory in the first quarter of 2015 that did not similarly occur in the first quarter of 2016.

Excluding the items described above, we experienced a decline in contribution from product sales from the remainder of the existing business of $295 million in the first quarter of 2016. Refer to "—Revenues By Segment" above for additional details.
Emerging Markets segment:

•
a negative foreign currency exchange impact on the existing business contribution of $21 million in the first quarter of 2016 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Mexican peso, Brazilian real, Egyptian pound, Russian ruble, and Chinese yuan;

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $17 million in the first quarter of 2016, primarily associated with the 2015 acquisitions within the segment (primarily the Amoun Acquisition); and

•	a decrease in contribution related to divestitures and discontinuations of $5 million in the first quarter of 2016.
These factors were partially offset by:

•	an increase in contribution of $28 million, from all 2015 acquisitions, primarily the Amoun Acquisition.
Excluding the items described above, we experienced a decline in contribution from product sales from the remainder of the existing business of $19 million in the first quarter of 2016, driven by unfavorable manufacturing variances and higher operating charges in the first quarter of 2016.
Operating Expenses

The following table displays the dollar amount of each operating expense category for the first quarters of 2016 and 2015, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2016		2015 (restated)		Change
($ in millions)	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	620.2	26	507.9	23	112.3	22
Cost of other revenues	9.7	—	14.3	1	(4.6)	(32)
Selling, general and administrative	812.6	34	573.8	26	238.8	42
Research and development	103.1	4	55.8	3	47.3	85
Amortization and impairments of finite-lived intangible assets	694.5	29	365.2	17	329.3	90
Restructuring, integration and other costs	38.0	2	55.0	3	(17.0)	(31)
Acquisition-related costs	1.8	—	13.9	1	(12.1)	(87)
Acquisition-related contingent consideration	2.4	—	7.1	—	(4.7)	(66)
Other expense	23.1	1	6.1	—	17.0	279
Total operating expenses	2,305.4	97	1,599.1	74	706.3	44
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold increased $112 million, or 22%, to $620 million in the first quarter of 2016. As a percentage of revenue, Cost of goods sold was 26% for the first quarter of 2016 as compared to 23% for the first quarter of 2015. The increase in the cost of goods sold percentage was primarily a result of:

•	an unfavorable impact on margin from foreign currency exchange in the first quarter of 2016;

•	lower dermatology revenues in the first quarter of 2016 due to the termination of the Philidor relationship; and

•
an unfavorable impact from sales of Provenge® (acquired as part of the acquisition of certain assets of Dendreon in the first quarter of 2015) and the Amoun portfolio, which represent lower margin products as compared to our overall product portfolio.

Those factors were partially offset by:

•
higher margin realized for our neurology and other portfolio driven by price increases implemented prior to the fourth quarter of 2015 and lower product sales for Xenazine®, which is a lower margin product; and

•
a favorable impact from sales of certain products acquired in the Salix Acquisition in the second quarter of 2015 (such as Xifaxan®), which represent higher margin products as compared to our overall product portfolio.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $239 million, or 42%, to $813 million in the first quarter of 2016. As a percentage of revenue, SG&A was 34% in the first quarter of 2016, as compared to 26% in the first quarter of 2015. SG&A in the first quarter of 2016 was impacted primarily by:

•
higher expenses of $144 million, related to acquisitions, including the Salix Acquisition, the acquisition of Sprout Pharmaceuticals, Inc. (the "Sprout Acquisition"), the Amoun Acquisition and the acquisition of certain assets of Dendreon;

•
incremental expense of $37 million, in the aggregate, recognized in the first quarter of 2016, primarily related to termination benefits that our former Chief Executive Officer is entitled to as a result of his termination, consisting of (i) pro-rata vesting of performance-based restricted stock units ("RSUs") (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (ii) a cash severance payment, and (iii) a pro-rata annual cash bonus. See Note 11 titled "SHARE-BASED COMPENSATION" of notes to the unaudited consolidated financial statements for detailed information;

•	higher expenses of $31 million to support the U.S. operations, primarily driven by increased advertising and promotion expenses to support the dermatology and eye health businesses; and

•
professional fees of $29 million incurred in the first quarter of 2016 in connection with recent legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices.

Those factors were partially offset by:

•	a favorable impact from foreign currency exchange of $19 million in the first quarter of 2016.
Research and Development Expenses
Research and development expenses increased $47 million, or 85%, to $103 million in the first quarter of 2016, primarily due to the development programs related to the Company's dermatology product portfolio (including IDP-118, which is a fixed combination product with two different mechanisms of action for treating psoriasis), as well as spending on brodalumab and programs acquired in the Salix Acquisition.
The following products, currently in development, have been assigned Prescription Drug User Fee Act ("PDUFA") action dates in 2016 by the U.S. Food and Drug Administration (the "FDA"):

•
Latanoprostene bunod ophthalmic solution 0.024%, an intraocular pressure ("IOP") lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension. In September 2015, we announced that the FDA has accepted for review the New Drug Application ("NDA") for this product and set a PDUFA action date of July 21, 2016;

•
Oral Relistor® is a tablet for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain. In September 2015, we announced that the FDA accepted for review the NDA for Oral Relistor®, and the FDA assigned a PDUFA action date of April 19, 2016. In April 2016, we announced that the FDA had extended the PDUFA action date for Oral Relistor® to July 19, 2016 to allow for a full review of our responses to certain information requests from the FDA; and

•
Brodalumab is an IL-17 receptor monoclonal antibody for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Regulatory submission in both the U.S. and the European Union occurred in November 2015. In January 2016, we announced that the FDA accepted for review the Biologics License Application ("BLA") for brodalumab, and the FDA assigned a PDUFA action date of November 16, 2016.

Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $329 million, or 90%, to $695 million in the first quarter of 2016, primarily due to amortization of 2015 acquisitions in first quarter of 2016 (primarily the Salix Acquisition, Sprout Acquisition and Amoun Acquisition) that did not similarly exist in the first quarter of 2015, including amortization of $200 million related to the Xifaxan® product brands, which include Xifaxan® 550 mg for the treatment of irritable bowel syndrome with diarrhea in adults ("Xifaxan® IBS-D") since its approval date in May 2015, acquired as part of the Salix Acquisition.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio, in particular, our Addyi® product, acquired as part of the Sprout Acquisition and launched in October 2015. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring, Integration and Other Costs
We recognized restructuring, integration and other costs of $38 million in the first quarter of 2016, primarily related to the Salix Acquisition, as well as other smaller acquisitions, compared with $55 million in the first quarter of 2015.
Refer to Note 5 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to unaudited consolidated financial statements for further details.

Acquisition-Related Contingent Consideration
In the first quarter of 2016, we recognized an acquisition-related contingent consideration loss of $2 million. The net loss was primarily driven by accretion for the time value of money, partially offset by fair value adjustments to reflect our projected revenue forecast for Relistor® and Addyi®.
In the first quarter of 2015, we recognized an acquisition-related contingent consideration loss of $7 million. The net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011.
Other Expense
In the first quarter of 2016, we recognized other expense of $23 million, primarily due to a loss of $18 million recognized upon deconsolidation of Philidor at the end of January 2016.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the first quarters of 2016 and 2015 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended March 31,
	2016	2015	Change
($ in millions; Income (Expense))	$	$	$	%
Interest income	0.9	0.9	—	—
Interest expense	(426.6)	(297.8)	(128.8)	43
Loss on extinguishment of debt	—	(20.0)	20.0	(100)
Foreign exchange and other	(6.2)	(71.1)	64.9	(91)
Total non-operating expense	(431.9)	(388.0)	(43.9)	11

Interest Expense
Interest expense increased $129 million, or 43%, to $427 million in the first quarter of 2016, primarily due to an increase of (i) $140 million related to the issuances of senior unsecured notes, primarily in connection with the Salix Acquisition, (ii) $52 million related to our term loans, primarily due to issuances as part of the Salix Acquisition, and (iii) $5 million related to higher borrowings under our revolving credit facility, partially offset by a decrease of $62 million related to non-cash amortization and write-off of debt discounts and debt issuance costs primarily driven by the $72 million financing costs associated with the commitment letter entered into in connection with the Salix Acquisition in the first quarter of 2015, which did not similarly occur in 2016.
Loss on Extinguishment of Debt
In the first quarter of 2015, we recognized losses of $20 million related to the redemption of the 6.875% senior notes due December 2018 (the "December 2018 Notes") in February 2015.
Foreign Exchange and Other
In the first quarter of 2016, we recognized foreign exchange and other losses of $6 million, primarily due to net foreign exchange losses of $6 million on third party transactions.
In the first quarter of 2015, we recognized foreign exchange and other losses of $71 million primarily due to (i) a net foreign exchange loss of $48 million on intercompany loans, driven by a euro-denominated intercompany loan and (ii) the $27 million loss recognized in connection with the foreign currency forward-exchange contracts entered into in March 2015 (Refer to Note 6 titled "FAIR VALUE MEASUREMENTS" of notes to unaudited consolidated financial statements for further details).
Income Taxes

The following table displays the dollar amounts of the total provision for income taxes in the first quarters of 2016 and 2015 and the dollar and percentage change in the dollar amount of the total provision for income taxes.

	Three Months Ended March 31,
	2016	2015 (restated)	Change
($ in millions; Expense (Income))	$	$	$	%
Provision for income taxes	7.2	84.5	(77.3)	(91)
In the first quarter of 2016, we recognized an income tax expense of $7 million, comprised of $7 million related to the expected tax expense in tax jurisdictions outside of Canada and an income tax expense of an immaterial amount related to Canadian income taxes. In the first quarter of 2016, our effective tax rate was different from our statutory Canadian tax rate due to tax expense generated from our annualized mix of earnings by jurisdiction, the recording of valuation allowance on entities for which no tax benefit of losses is expected and the quarterly accrual of interest on uncertain tax positions.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary sources of cash include: cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: business development transactions, funding ongoing operations, interest and principal payments, securities repurchases and restructuring activities. The following table displays cash flow information for the first quarters of 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
($ in millions)	$	$	$	%
Net cash provided by operating activities	558.1	491.1	67.0	14
Net cash used in investing activities	(112.0)	(11,240.5)	11,128.5	(99)
Net cash provided by financing activities	259.2	12,306.3	(12,047.1)	(98)
Effect of exchange rate changes on cash and cash equivalents	7.8	(15.1)	22.9	NM
Net increase in cash and cash equivalents	713.1	1,541.8	(828.7)	(54)
Cash and cash equivalents, beginning of period	597.3	322.6	274.7	85
Cash and cash equivalents, end of period	1,310.4	1,864.4	(554.0)	(30)
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $67 million, or 14%, to $558 million in the first quarter of 2016, primarily due to:

•	the inclusion of cash flows in the first quarter of 2016 from all 2015 acquisitions, including the Salix Acquisition and the Amoun Acquisition;

•
a decreased investment in working capital of $287 million in the first quarter of 2016, primarily related to (i) a true-up payment of $110 million, related to price appreciation credits, received under a distribution service agreement with one of our wholesalers, (ii) the post-acquisition build up in accounts receivable in the first quarter of 2015 related to the acquisition of certain assets of Marathon where minimal accounts receivable balances were acquired, and (iii) the impact of changes related to timing of payments and receipts in the ordinary course of business; and

•	lower payments of $26 million related to restructuring, integration and other costs, primarily attributable to the acquisition of B&L.
Those factors were partially offset by:

•
lower operating cash flows generated from existing business resulted from the decline in product sales experienced in the first quarter 2016. Refer to "—Revenues By Segments" above for additional details.

Investing Activities
Net cash used in investing activities decreased $11.13 billion to $112 million in the first quarter of 2016 primarily due to:

•
a decrease of $10.35 billion in restricted cash and cash equivalents related to the net proceeds on the issuance of the senior notes in the first quarter of 2015, which were utilized to fund the Salix Acquisition, as well as the related accrued interest deposited into escrow; and

•
a decrease of $818 million, in the aggregate, related to higher purchases of businesses (net of cash acquired) and intangible assets, driven by the acquisition of certain assets of both Dendreon and Marathon in the first quarter of 2015.

Financing Activities
Net cash provided by financing activities decreased $12.05 billion to $259 million in the first quarter of 2016 primarily due to:

•
a decrease of the net proceeds of $10 billion related to the issuance of the senior notes in the first quarter of 2015, which were utilized to fund the Salix Acquisition (such proceeds were included as restricted cash and cash equivalents as of March 31, 2015, as explained above under "Investing Activities");

•	a decrease of the net proceeds of $1.43 billion related to the issuance of common stock in March 2015, which were utilized to fund the Salix Acquisition;

•	a decrease of the net proceeds of $992 million from the issuance of the 2023 Notes in the first quarter of 2015;

•	a decrease of $500 million related to payment of deferred consideration in the first quarter of 2016 in connection with the Sprout Acquisition; and

•	a decrease of the net proceeds of $250 million related to the issuance of incremental term loans under the Series A-3 Tranche A Term Loan Facility in the first quarter of 2015.
Those factors were partially offset by:

•	an increase of $550 million in net borrowings under our revolving credit facility in the first quarter of 2016;

•	an increase due to $500 million paid in connection with the redemption of the December 2018 Notes in the first quarter of 2015; and

•	an increase of $184 million related to lower repayments under our senior secured credit facilities in the first quarter of 2016.
See Note 9 titled "LONG-TERM DEBT" of notes to the unaudited consolidated financial statements for additional information regarding the financing activities described above.
Debt and Liquidity
Long-term debt (including the current portion) increased $890 million, or 3%, to $31.98 billion as of March 31, 2016 as compared to December 31, 2015, primarily due to an increase in borrowings under our revolving credit facility to fund the $500 million payment of deferred consideration in connection with the Sprout Acquisition and for general corporate purposes, partially offset by repayments under our term loan facilities. Refer to Cash Flows above and See Note 9 titled "LONG-TERM DEBT" of notes to the unaudited consolidated financial statements for detailed information regarding our long-term debt.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our senior secured credit facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $4.42 billion and total liabilities of $1.85 billion as of March 31, 2016, and revenues of $394 million and operating income of $85 million for the three-month period ended March 31, 2016.

Our primary sources of liquidity are our cash, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months and beyond. However, to the extent necessary or desirable, we may seek additional debt financing, issue additional equity or equity-linked securities or sell assets to finance our operations, future growth or for other general corporate purposes. We have commitments approximating $80 million for expenditures related to property, plant and equipment. We expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond, as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio.
Our current corporate credit rating is B2 for Moody’s Investors Service (“Moody's”) and B for Standard & Poor’s Ratings Services (“Standard & Poor's”). Any downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital. The current outlooks and credit ratings from Moody's and Standard & Poor's for certain of our outstanding obligations are as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2	B3	Negative
Standard & Poor’s	B	BB-	B-	CreditWatch Positive
As of March 31, 2016, we were in compliance with all of the covenants under the agreements governing our outstanding debt, except as described below. The delay in filing our 2015 Form 10-K resulted in a violation of covenants contained in our Credit Agreement and senior note indentures, for which we received several notices of default in April 2016 in respect of certain series of our senior notes. All defaults under the Credit Agreement resulting from the failure to timely deliver the 2015 Form 10-K were waived by the requisite lenders under our Credit Agreement by the April 2016 amendment, and the 2015 Form 10-K was filed within the extended timeframe granted to us as part of that amendment and waiver.  The default under our senior note indentures arising from the failure to timely file the 2015 Form 10-K was cured in all respects by the filing of the 2015 Form 10-K on April 29, 2016. In addition, the Company's delay in filing this Form 10-Q resulted in a violation of covenants contained in the Company's senior note indentures, for which the Company received a notice of default in May 2016 and an additional notice of default in June 2016 in respect of certain series of our senior notes. Any defaults under the Credit Agreement resulting from the failure to timely deliver the Form 10-Q were waived by the requisite lenders under the Credit Agreement by the April 2016 amendment and this Form 10-Q has been filed within the extended timeframe granted to the Company as part of that amendment and waiver. The default under the Company’s senior note indentures arising from the failure to timely file this Form 10-Q has been cured in all respects by the filing of this Form 10-Q. See Note 18 titled “SUBSEQUENT EVENTS” of notes to unaudited consolidated financial statements for additional information regarding the amendment and waiver to our Credit Agreement and these notices of default.
The Company’s Senior Secured Credit Facilities contain specified quarterly financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio). We expect to remain in compliance with these financial maintenance covenants over the next twelve months. If our actual future results are below our estimates, we may fail to comply with one or both of these financial maintenance covenants.
Any future inability to comply with these financial maintenance and other covenants could lead to a default or an event of default under the terms of our Credit Agreement or the senior note indentures, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
As of March 31, 2016, our short-term portion of long-term debt totaled $675 million, in the aggregate. We believe our existing cash and cash generated from operations will be sufficient to cover our debt maturities as they become due. If we do not generate sufficient cash flow to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital and we cannot assure you that such transactions will be on favorable terms.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest, as of March 31, 2016:

	Payments Due by Period
	Total	2016	2017 and 2018	2019 and 2020	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest(1)	41,855.0	1,865.3	8,290.6	12,686.8	19,012.3
___________________________________

(1)
Expected payments assume repayment of the principal amounts of the debt obligations at maturity and on each scheduled amortization payment date, with the exception of the voluntary prepayment of $125 million on April 1, 2016, and do not reflect the increased interest amounts related to the April 2016 amendment. See Note 18 titled "SUBSEQUENT EVENTS" of notes to the unaudited consolidated financial statements for details related to the April 2016 amendment, which among other things, increased the interest rate applicable to our loans under our Credit Agreement by 1.00% until delivery of our financial statements for the fiscal quarter ending June 30, 2017. Thereafter, the interest rate applicable to the loans will be determined on the basis of a pricing grid tied to the Company’s secured leverage ratio.

There have been no other material changes outside the normal course of business to the items specified in the contractual obligations table and related disclosures under the heading “Off-Balance Sheet Arrangements and Contractual Obligations” in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2015 Form 10-K.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
At June 2, 2016, we had 343,030,281 issued and outstanding common shares. In addition, as of June 2, 2016, we had outstanding 6,813,344 stock options and 2,725,253 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 2,343,465 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,752,463 common shares could be issued upon vesting of the performance-based RSUs outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our consolidated financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed under the heading “Critical Accounting Policies and Estimates” in the annual MD&A contained in the 2015 Form 10-K.
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the recently issued new accounting guidance (adopted and not adopted as of March 31, 2016) is contained in Note 3 titled "SIGNIFICANT ACCOUNTING POLICIES" of notes to the unaudited consolidated financial statements.
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

These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; the expected benefits of our acquisitions and other transactions, such as cost savings, operating synergies and growth potential of the Company; the impact of material weaknesses in our internal control over financial reporting; our liquidity and our ability to satisfy our debt maturities as they become due; the impact of our distribution, fulfillment and other third party arrangements; proposed price reductions and limitations; changes in management; our ability to reduce debt levels; our ability to reduce certain inventory levels; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Credit Agreement and senior note indentures; the changes in our forecast for the fiscal year 2016; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigation by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, pending investigations by the U.S. Senate Special Committee on Aging and the U.S. House Committee on Oversight and Government Reform, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the document subpoena from the New Jersey State Bureau of Securities and a number of pending purported class action litigations in the U.S. and Canada and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
our ability to manage the transition to our new Chairman and Chief Executive Officer, the success of such individual in assuming the roles of Chairman and Chief Executive Officer and the ability of such individual to implement and achieve the strategies and goals of the Company as they develop;

•
the election of the slate of directors who are standing for election at our upcoming annual general meeting of shareholders, many of whom are new or recently appointed directors, and our ability to manage the transition to this new Board of Directors and the success of these individuals in their new roles as members of the Board of Directors of the Company;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm that may result from the completed review by the Ad Hoc Committee of our Board of Directors;

•
the effect of the misstatements identified in, and the resultant restatement of, certain of our previously issued financial statements and results (as further described herein); the material weaknesses in our internal control over financial reporting identified by the Company; and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that may arise as a result;

•
the effectiveness of the remediation measures and actions currently being implemented and to be taken in the future to remediate the material weaknesses in our internal control over financial reporting identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our results and the impact such measures may have on the Company and our businesses;

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

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina Department of Justice) and any pricing controls or price reductions that may be sought or imposed (or that we may elect to implement) on our products as a result thereof (such as the recent decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products);

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any subsequent financial statements or other filings and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•	our substantial debt (and potential future indebtedness) and current and future debt service obligations and their impact on our financial condition, cash flows and results of operations;

•
our ability to meet the financial and other covenants contained in our Credit Agreement, senior note indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, including the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

•	our ability to service and repay our existing or any future debt, including our ability to reduce our outstanding debt levels during 2016 in accordance with our stated intention;

•
any downgrade by rating agencies in our credit ratings (such as the recent downgrades by Moody’s Investors Service and Standard & Poor’s Ratings Services), which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
our ability to raise additional funds, as needed, in light of our current and projected levels of operations, general economic conditions (including capital market conditions) and any restrictions or limitations imposed by the financial and other covenants of our debt agreements with respect to incurring additional debt;

•
any further reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2016 or beyond, which could lead to, among other things, a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or senior note indentures and/or impairment in the goodwill associated with certain of our reporting units (including our U.S. reporting unit) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units (such as our U.S. reporting unit) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets;

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

•
our shift in focus to minimal business development activity through acquisitions in 2016 and possibly beyond as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

•
the uncertainties associated with the acquisition and launch of new products (in particular, our Addyi® product launched in October 2015), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•
our ability to retain, motivate and recruit executives and other key employees and the termination or resignation of executives or key employees, such as the recent departure of our former chief executive officer;

•	our ability to implement effective succession planning for our executives and key employees;

•	our ability to successfully manage the transition of new executives and key employees, such as our new Corporate Controller;

•
our implemented and proposed price freezes and reductions on certain of our products, including the recent decision of the Company to take no further price increases on, and to implement an enhanced rebate program with respect to, our Nitropress® and Isuprel® products and the planned price reductions in conjunction with our arrangements with Walgreen Co. ("Walgreens"), and any future pricing freezes, reductions, increases or changes we may elect to make, as well as any proposed or future legislative price controls or price regulation, including mandated price reductions, that may impact our products;

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

•
the extent to which our products are reimbursed by government authorities, PBMs and other third party payors; the impact our distribution, pricing and other practices (including as it relates to our former relationship with Philidor, any alleged wrongdoing by Philidor and our current relationship with Walgreens) may have on the decisions of such government authorities, PBMs and other third party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;

•	the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;

•
our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries, including the impact on such matters of the proposals published by the Organization for Economic Co-operation and Development ("OECD") respecting base erosion and profit shifting ("BEPS");

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

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the instability in Brazil, Russia, Ukraine, Argentina, certain countries in Africa and the Middle East);

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

•
once the additional limitations in our Credit Agreement restricting our ability to make acquisitions are no longer applicable, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

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

•
the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third party insurance or self-insurance;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as factors impacting the commercial success of our currently marketed products (such as our Addyi® product launched in October 2015), which could lead to material impairment charges;

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

•
other risks detailed from time to time in our filings with the SEC and the Canadian Securities Administrators (the “CSA”) (including in our 2015 Form 10-K), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our 2015 Form 10-K under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, there have been no material changes to our exposures to market risks as disclosed under the heading “Quantitative and Qualitative Disclosures About Market Risks” in the annual MD&A contained in the Company’s 2015 Form 10-K.
Interest Rate Risk
As of March 31, 2016, we had $17.78 billion and $12.82 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1.50 billion principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of March 31, 2016, including the debt denominated in Euros, was $15.63 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $695 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $740 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $118 million in our consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4.    Controls and Procedures
Restatement of Previously Issued Financial Statements
As described in additional detail in our 2015 Form 10-K, in October 2015, in light of allegations regarding the Company’s relationship with the Philidor Rx Services, LLC (“Philidor”) pharmacy network, the Company’s Board of Directors (the “Board”) established an ad hoc committee of independent directors of the Board (the “Ad Hoc Committee”) to review these allegations and related matters (the “AHC Review”). The AHC Review was undertaken by the Ad Hoc Committee, along with the law firm of Kirkland & Ellis LLP, who was engaged to assist and advise in carrying out the review.
On March 21, 2016, management of the Company, the Audit and Risk Committee (the “ARC”) and the Board concluded that the Company’s audited financial statements for the year ended, and unaudited financial information for the quarter ended, December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 should no longer be relied upon. In addition, due to the fact that the first quarter 2015 results are included within the financial statements for the six-month period ended June 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and the financial statements for the nine-month period ended September 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, management, the ARC and the Board also concluded that the financial statements for such six-month and nine-month periods reflected in those Quarterly Reports should no longer be relied upon. This determination was based on the AHC Review and additional work and analysis performed by the Company. Based on this work, the Company determined that the earnings impact of certain revenue transactions should have been recognized at a later date than when originally recognized.
On April 5, 2016, the Company announced that the Ad Hoc Committee had determined that its review was complete, and that the Ad Hoc Committee had not identified any additional items that would require restatement beyond those required by matters previously disclosed. The restated consolidated financial statements for the periods stated above are included in our 2015 Form 10-K.
The unaudited financial statements for the quarter ended March 31, 2015 included in this Form 10-Q have been restated. For additional information, refer to the Explanatory Note and Note 2 titled "RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS" of notes to the unaudited consolidated financial statements.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of March 31, 2016, due to the existence of the material weaknesses in the Company’s internal control over financial reporting, as further described in Item 9A of our 2015 Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Remediation of Material Weaknesses
The Company has identified and implemented, and continues to implement, certain remediation efforts to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures. These remediation efforts began in the quarter ended March 31, 2016 and are ongoing in the period thereafter. The following remediation steps are among the measures taken or commenced during the quarter ended March 31, 2016 and in the period following:

•
During the first quarter of 2016, the Company placed its former Corporate Controller on administrative leave and, subsequently, identified and hired a new Corporate Controller, who commenced employment with the Company on May 31, 2016;

•
The Board requested that the Company’s former Chief Financial Officer resign from the Board; the former Chief Financial Officer is not standing for re-election to the Board at the Company’s next annual general shareholder meeting, to be held in June 2016;

•	With respect to the impact on 2015 executive compensation decisions, the Company has identified the relevant members of senior management and has determined the impact to their compensation;

•
In the second quarter of 2016, the Company engaged a third party to conduct a tone at the top and enterprise risk review and make appropriate recommendations to ensure that the Company’s tone at the top is appropriate, demonstrates a commitment to integrity and ethical values and supports a robust internal control environment that mitigates risk of inappropriate behavior, accounting errors or irregularities, and promotes appropriate disclosures. This risk review commenced in the second quarter of 2016;

•
In the second quarter of 2016, the Company engaged a third party to develop and provide training programs with respect to proper revenue recognition accounting and the Company’s internal control over financial reporting framework for the Company’s Executive Management Team, Business Unit Leaders, Business Unit Vice Presidents of Finance and Accounting, and certain other officers and/or employees. Training is scheduled to begin in the second quarter of 2016;

•
With respect to the fourth quarter of 2015 and the first quarter of 2016, members of the ARC have conducted quarterly private sessions with the Company’s business unit leaders and their Vice Presidents in the Finance and Accounting areas to ensure a candid and timely dialogue regarding accounting and financial reporting matters, including but not limited to significant unusual transactions and the business purposes thereof, significant changes in business terms and/or conditions, tone at the top and the level of senior management pressure to meet key performance measures. Quarterly sessions are also planned for the second quarter of 2016 and subsequent quarters; and

•
Commencing at the end of the first quarter of 2016 and continuing in the second quarter of 2016, certain independent Board members began to attend certain of the Company’s planning and forecasting telephone conferences to monitor, and, if necessary, address any tone at the top, management override, corporate governance, internal control, or accounting and financial reporting issues. Future attendance is scheduled for subsequent quarters and it is intended that independent Board members will also begin to attend the Company’s periodic business reviews.

For further information on these and other remediation measures (including with respect to the non-standard revenue transactions material weakness), see “Remediation of Material Weaknesses” in Item 9A of our 2015 Form 10-K.
Changes in Internal Control Over Financial Reporting
Other than the applicable remediation efforts described above that occurred or commenced in the first quarter of 2016, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to Note 16 titled "LEGAL PROCEEDINGS" of notes to the unaudited consolidated financial statements included under Part I, Item 1, of this Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three-month period ended March 31, 2016.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

10.1
Employment Letter between Valeant Pharmaceuticals International, Inc. and Howard Schiller, dated February 1, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2016, which is incorporated by reference herein.†

10.2
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, dated as of April 25, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.3
Amendment No. 12 and Waiver, dated as of April 11, 2016, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012 (as amended), by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors and Barclays Bank PLC, as administrative agent and on behalf of the requisite lenders and as Amendment No. 12 arranger, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 11, 2016, which is incorporated by reference herein.

10.4
Letter Agreement, dated as of March 22, 2016, by and among Valeant Pharmaceuticals International, Inc., William A. Ackman and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 24, 2016, which is incorporated by reference herein.

10.5
Letter Agreement, dated as of March 8, 2016, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 14, 2016, which is incorporated by reference herein.

10.6	Form of Executive Retention Letter Agreement, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2016, which is incorporated by reference herein.†
10.7
Separation Agreement, dated as of May 26, 2016, between Valeant Pharmaceuticals International, Inc. and J. Michael Pearson, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2016, which is incorporated by reference herein.†

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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: June 7, 2016	/s/ JOSEPH C. PAPA
Joseph C. Papa Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2016	/s/ ROBERT L. ROSIELLO
Robert L. Rosiello Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1
Employment Letter between Valeant Pharmaceuticals International, Inc. and Howard Schiller, dated February 1, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2016, which is incorporated by reference herein.†

10.2
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, dated as of April 25, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.3
Amendment No. 12 and Waiver, dated as of April 11, 2016, to the Third Amended and Restated Credit and Guaranty Agreement, dated as of February 13, 2012 (as amended), by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors and Barclays Bank PLC, as administrative agent and on behalf of the requisite lenders and as Amendment No. 12 arranger, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 11, 2016, which is incorporated by reference herein.

10.4
Letter Agreement, dated as of March 22, 2016, by and among Valeant Pharmaceuticals International, Inc., William A. Ackman and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 24, 2016, which is incorporated by reference herein.

10.5
Letter Agreement, dated as of March 8, 2016, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 14, 2016, which is incorporated by reference herein.

10.6	Form of Executive Retention Letter Agreement, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2016, which is incorporated by reference herein.†
10.7
Separation Agreement, dated as of May 26, 2016, between Valeant Pharmaceuticals International, Inc. and J. Michael Pearson, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2016, which is incorporated by reference herein.†

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