Form 10-Q
period 2016-06-30
Valeant Pharmaceuticals International, Inc.
filed 2016-08-09
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Common shares, no par value — 347,535,488 shares outstanding as of August 4, 2016.

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
In the 2015 Form 10-K, we restated our consolidated financial statements for the year ended, and unaudited financial information for the quarter ended, December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the six-month period ended June 30, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and the nine-month period ended September 30, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. The unaudited financial statements for the six-month period ended June 30, 2015 included in this Form 10-Q have been restated, see Note 2 titled "RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS" of notes to the unaudited consolidated financial statements for additional details regarding the restatement.
As of December 31, 2015, management determined that the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses related to tone at the top of the organization and non-standard revenue transactions, particularly at or near quarter ends. As of June 30, 2016, due to the existence of these material weaknesses, management has concluded that the Company’s disclosure controls and procedures were not effective.  See Item 4 of this Form 10-Q and Item 9A of the 2015 Form 10-K for further information.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros, and references to RUR are to Russian rubles. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2016.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; the expected benefits of our acquisitions and other transactions, such as cost savings, operating synergies and growth potential of the Company; the impact of material weaknesses in our internal control over financial reporting; our liquidity and our ability to satisfy our debt maturities as they become due; the proposed amendment to our Senior Secured Credit Facilities; the impact of our distribution, fulfillment and other third party arrangements; proposed price reductions and limitations; changes in management; our ability to reduce debt levels; our ability to reduce certain inventory levels; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Credit Agreement and senior note indentures; the changes in our forecast for the fiscal year 2016; and our impairment assessments, including the assumptions used therein and the results thereof.
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

•
following the recent annual general meeting, our ability to manage the transition to our new Board of Directors (many of whom are newly or recently appointed directors) and the success of these individuals in their new roles as members of the Board of Directors of the Company;

•
changes in and reorganizations to our business structure, including any changes to our operating and reporting segments, and the effects of such changes, including any impairment that may occur as a result of the impairment analysis that is required to be conducted in connection with such changes;

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

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the recent public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor, and/or the completed review by the Ad Hoc Committee of our Board of Directors or the subject matter thereof;

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina Department of Justice) and any pricing controls or price reductions that may be sought or imposed (or that we may elect to implement) on our products as a result thereof (such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA"), and the results thereof, such as the recent cGMP inspection by the FDA of the Company's manufacturing facility in Tampa, Florida and the deficiencies identified in connection therewith, as described in the Complete Response Letter received by the Company from the FDA regarding the NDA for latanoprostene bunod ophthalmic solution 0.024%;

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

•	our ability to service and repay our existing or any future debt, including our ability to reduce our outstanding debt levels during 2016 in accordance with our stated intention;

•	our ability to successfully launch, negotiate, obtain the requisite lender approval for and enter into an amendment to our Senior Secured Credit Facilities and the terms of any such amendment;

•	any further downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

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

•
the potential divestiture of certain of our assets or businesses and our ability to successfully complete any future divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such future divestitures on our Company, including the reduction in the size or scope of our business or market share, any loss on sale or any adverse tax consequences suffered as a result of such divestitures;

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

•	our ability to retain, motivate and recruit executives and other key employees and the termination or resignation of executives or key employees;

•	our ability to implement effective succession planning for our executives and key employees;

•	our ability to successfully manage the transition to new executives and key employees, such as our new Corporate Controller and new General Counsel;

•
our implemented pricing actions, including the decision of the Company to take no further price increases on, and to implement an enhanced rebate program with respect to, our Nitropress® and Isuprel® products, and any future pricing actions we may take following review by the Patient Access and Pricing Committee (including with respect to our previously announced intention to reduce prices of certain of our branded dermatology and ophthalmology products), as well as any proposed or future legislative price controls or price regulation, including mandated price reductions, that may impact our products;

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

•
the success of our recent and future fulfillment and other arrangements with Walgreen Co. ("Walgreens"), including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, pharmacy benefit managers ("PBMs"), third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, whether the anticipated increased volume across all distribution channels resulting from such arrangements will offset the impact of lower average selling prices associated with these arrangements and our ability to successfully negotiate improvements to our arrangements with Walgreens;

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

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the instability in Brazil, Russia, Ukraine, Argentina, Egypt, certain other countries in Africa and the Middle East, and the adverse economic impact and related uncertainty caused by the United Kingdom's decision to leave the European Union (Brexit));

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

•
once the additional limitations in our Credit Agreement (as amended by the April 2016 amendment) restricting our ability to make acquisitions are no longer applicable, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company and that may in the future be acquired by the Company, once the additional limitations in our Credit Agreement (as amended by the April 2016 amendment) restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions, such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such acquisitions and integrations, as well as risks associated with the acquired companies, businesses and products;

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

v

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

•
potential ramifications, including financial penalties, relating to the restatement by Salix Pharmaceuticals, Ltd. ("Salix") of its historical financial results prior to our acquisition of Salix in April 2015;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of June 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$852.4	$597.3
Trade receivables, net	2,732.5	2,686.9
Inventories, net	1,336.7	1,256.6
Prepaid expenses and other current assets	896.8	966.4
Total current assets	5,818.4	5,507.2
Property, plant and equipment, net	1,472.1	1,441.8
Intangible assets, net	21,335.8	23,083.0
Goodwill	18,511.8	18,552.8
Deferred tax assets, net	304.7	156.0
Other long-term assets, net	219.4	223.7
Total assets	$47,662.2	$48,964.5

Liabilities
Current liabilities:
Accounts payable	$425.9	$433.7
Accrued and other current liabilities	3,335.5	3,859.1
Acquisition-related contingent consideration	170.9	196.8
Current portion of long-term debt	294.1	823.0
Total current liabilities	4,226.4	5,312.6
Acquisition-related contingent consideration	903.7	959.1
Long-term debt	30,773.2	30,265.4
Pension and other benefit liabilities	191.6	190.4
Liabilities for uncertain tax positions	116.3	120.2
Deferred tax liabilities, net	5,879.2	5,902.4
Other long-term liabilities	168.7	184.6
Total liabilities	42,259.1	42,934.7
Commitments and contingencies (Note 17)
Equity
Common shares, no par value, unlimited shares authorized, 343,030,673 and
342,926,531 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	9,914.9	9,897.4
Additional paid-in capital	380.4	304.9
Accumulated deficit	(3,425.7)	(2,749.7)
Accumulated other comprehensive loss	(1,573.7)	(1,541.6)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,295.9	5,911.0
Noncontrolling interest	107.2	118.8
Total equity	5,403.1	6,029.8
Total liabilities and equity	$47,662.2	$48,964.5

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015 (restated)
Revenues
Product sales	$2,388.7	$2,695.0	$4,724.8	$4,821.1
Other revenues	31.5	37.4	67.0	81.4
	2,420.2	2,732.4	4,791.8	4,902.5
Operating Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	647.3	669.9	1,267.5	1,177.8
Cost of other revenues	10.5	15.2	20.2	29.5
Selling, general and administrative	671.5	685.5	1,484.1	1,259.3
Research and development	124.3	81.1	227.4	136.9
Amortization and impairments of finite-lived intangible assets	887.6	585.4	1,582.1	950.6
Restructuring, integration and other costs	19.5	143.4	57.5	198.4
In-process research and development impairments and other charges	17.4	12.3	17.9	12.3
Acquisition-related costs	—	9.5	1.8	23.4
Acquisition-related contingent consideration	6.9	11.7	9.3	18.8
Other (income) expense	(45.3)	176.9	(22.7)	183.0
	2,339.7	2,390.9	4,645.1	3,990.0
Operating income	80.5	341.5	146.7	912.5
Interest income	2.1	0.9	3.0	1.8
Interest expense	(472.5)	(412.7)	(899.1)	(710.5)
Loss on extinguishment of debt	—	—	—	(20.0)
Foreign exchange and other	13.1	5.6	6.9	(65.5)
(Loss) income before (recovery of) provision for income taxes	(376.8)	(64.7)	(742.5)	118.3
(Recovery of) provision for income taxes	(72.8)	(13.1)	(65.6)	71.4
Net (loss) income	(304.0)	(51.6)	(676.9)	46.9
Less: Net (loss) income attributable to noncontrolling interest	(1.7)	1.4	(0.9)	2.2
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(302.3)	$(53.0)	$(676.0)	$44.7

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.88)	$(0.15)	$(1.96)	$0.13
Diluted	$(0.88)	$(0.15)	$(1.96)	$0.13

Weighted-average common shares outstanding (in millions)
Basic	345.0	344.4	344.9	340.5
Diluted	345.0	344.4	344.9	347.1

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015 (restated)
Net (loss) income	$(304.0)	$(51.6)	$(676.9)	$46.9
Other comprehensive loss
Foreign currency translation adjustment	(96.6)	36.4	(32.7)	(375.1)
Pension and postretirement benefit plan adjustments	(0.6)	(0.5)	(1.0)	(0.9)
Other comprehensive (loss) income	(97.2)	35.9	(33.7)	(376.0)
Comprehensive loss	(401.2)	(15.7)	(710.6)	(329.1)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(3.8)	1.2	(2.5)	1.8
Comprehensive loss attributable to Valeant Pharmaceuticals International, Inc.	$(397.4)	$(16.9)	$(708.1)	$(330.9)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2016	2015 (restated)
Cash Flows From Operating Activities
Net (loss) income	$(676.9)	$46.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	1,681.9	1,042.0
Amortization and write-off of debt discounts and debt issuance costs	56.6	103.2
In-process research and development impairments	14.5	12.3
Acquisition accounting adjustment on inventory sold	36.4	70.5
Gain on disposal of assets and businesses, net	(11.0)	—
Acquisition-related contingent consideration	9.3	18.8
Allowances for losses on accounts receivable and inventories	52.5	26.8
Deferred income tax (benefit) expense	(164.6)	37.7
(Reductions) additions to accrued legal settlements	(32.7)	6.3
Payments of accrued legal settlements	(51.4)	(5.9)
Loss on deconsolidation	18.4	—
Share-based compensation	97.2	60.9
Tax expense (benefit) from share-based compensation	1.4	(25.6)
Foreign exchange (gain) loss	(15.5)	65.6
Loss on extinguishment of debt	—	20.0
Payment of contingent consideration adjustments, including accretion	(7.9)	(12.1)
Other	(9.5)	(9.9)
Changes in operating assets and liabilities:
Trade receivables	(43.2)	(308.8)
Inventories	(145.1)	(139.3)
Prepaid expenses and other current assets	161.7	(163.5)
Accounts payable, accrued and other liabilities	34.1	55.7
Net cash provided by operating activities	1,006.2	901.6

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(18.5)	(13,885.9)
Acquisition of intangible assets and other assets	(10.3)	(58.0)
Purchases of property, plant and equipment	(128.3)	(112.6)
Reduction of cash due to deconsolidation	(30.2)	—
Proceeds from sales and maturities of short-term investments	—	17.7
Net settlement of assumed derivative contracts	—	184.6
Settlement of foreign currency forward exchange contracts	—	(26.3)
Purchases of marketable securities	(1.4)	—
Proceeds from sale of marketable securities	15.2	—
Proceeds from sale of assets and businesses, net of costs to sell	111.4	—
Increase in restricted cash and cash equivalents	—	(5.2)
Net cash used in investing activities	(62.1)	(13,885.7)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	1,220.0	16,925.8
Repayments of long-term debt	(1,273.1)	(1,358.2)
Short-term debt borrowings	2.2	5.9
Short-term debt repayments	(1.9)	(5.0)
Repayments of convertible notes assumed	—	(3,122.8)
Issuance of common stock, net	—	1,433.4
Repurchases of common shares	—	(50.0)
Proceeds from exercise of stock options	0.7	22.1
Tax (expense) benefit from share-based compensation	(1.4)	25.6
Payment of employee withholding tax upon vesting of share-based awards	(7.3)	(61.5)
Payments of contingent consideration	(44.4)	(81.0)
Payments of deferred consideration	(516.1)	—
Payments of financing costs	(65.2)	(101.7)
Other	(5.8)	(1.0)
Net cash (used in) provided by financing activities	(692.3)	13,631.6
Effect of exchange rate changes on cash and cash equivalents	3.3	(12.1)
Net increase in cash and cash equivalents	255.1	635.4
Cash and cash equivalents, beginning of period	597.3	322.6
Cash and cash equivalents, end of period	$852.4	$958.0

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent and deferred consideration obligations at fair value (Restated)	$—	$(635.8)
Acquisition of businesses, debt assumed	—	(3,123.1)
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
This footnote discloses the nature of the restatement matters described below and shows the impact of the restatement matters on the Company's consolidated financial statements for the six months ended June 30, 2015.
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
On December 15, 2014, the Company entered into a purchase option agreement with Philidor Rx Services, LLC (“Philidor”) and its members in which the Company received an exclusive option to acquire 100% of the equity interest in Philidor, and as of which time Philidor was consolidated with the Company for accounting purposes as a variable interest entity for which the Company was the primary beneficiary. Prior to consolidation, revenue on sales to Philidor was recognized by the Company on a sell-in basis (i.e., recorded when the Company delivered product to Philidor). The Company determined that certain sales transactions for deliveries to Philidor in the second half of 2014 leading up to the execution of the purchase option agreement were not executed in the normal course of business under applicable accounting standards and included actions taken by the Company (including fulfillment of unusually large orders with extended payment terms and increased pricing, an emphasis on delivering product prior to the execution of the purchase option agreement and seeking and filling a substitute order of equivalent value for an unavailable product) in contemplation of the purchase option agreement. As a result of these actions, revenue for certain transactions completed prior to entry into the purchase option agreement should have been recognized on a sell-through basis (i.e., record revenue when Philidor dispensed the products to patients) rather than incorrectly recognized on the sell-in basis utilized by the Company. Additionally, related to these and certain earlier transactions, the Company has since concluded that collectability was not reasonably assured at the time the revenue was originally recognized, and, thus, these transactions should have been recognized at a later date (when collectability was reasonably assured which the Company determined coincides with when the inventory is sold through to the end customer) instead of on a sell-in basis. Following the consolidation of Philidor on the date of entry into the purchase option agreement, the Company began recognizing revenue as Philidor dispensed product to patients. The restatement of previously issued financial statements, primarily for these Philidor-related adjustments, reduced revenue for the three months ended March 31, 2015 by approximately $21 million and increased the Company's net income attributable to Valeant Pharmaceuticals International, Inc. and diluted earnings per share for the three months ended March 31, 2015 by approximately $24 million or $0.07 per share. Due to the fact that the first quarter 2015 results are included within the financial statements for the six months ended June 30, 2015 and the financial statements for the nine months ended September 30, 2015, those financial statements have also been restated.
The following tables summarize the Consolidated Statement of Income and the Consolidated Statement of Cash Flows for the six months ended June 30, 2015, as reported on the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 28, 2015, compared to the restated financial statements. The individual restatement matters that underlie the restatement adjustments are described below and are reflected and quantified, as applicable, in the footnotes to the below tables.

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

(d)
Philidor measurement period adjustments - Related to the consolidation of Philidor, the Company previously recorded certain measurement period adjustments during the second and third quarters of 2015 when known, which should be retroactively recorded as of the date Philidor was consolidated (December 2014). These measurement period adjustments primarily resulted in (1) an increase to acquisition-related contingent consideration as a result of further valuation analysis around the probability and timing of certain milestone payments; (2) increases in the fair value of certain intangible assets resulting from the higher sales forecast; and (3) a net increase in goodwill as a result of (1) and (2) above.  The measurement period adjustments were previously determined to be immaterial to the Company’s consolidated financial statements, but were recorded in the fourth quarter of 2014 in connection with the other restatement adjustments related to Philidor.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Six Months Ended June 30,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Revenues
Product sales	$4,841.9	$(20.8)	$4,821.1	(a)
Other revenues	81.4	—	81.4
	4,923.3	(20.8)	4,902.5
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived
intangible assets shown separately below)	1,230.3	(52.5)	1,177.8	(a)
Cost of other revenues	29.5	—	29.5
Selling, general and administrative	1,259.3	—	1,259.3
Research and development	136.9	—	136.9
Amortization and impairment of finite-lived intangible assets	950.6	—	950.6
Restructuring, integration and other costs	198.4	—	198.4
In-process research and development impairments and other changes	12.3	—	12.3
Acquisition-related costs	19.3	4.1	23.4	(b)
Acquisition-related contingent consideration	18.8	—	18.8
Other expense	183.0	—	183.0
	4,038.4	(48.4)	3,990.0
Operating income	884.9	27.6	912.5
Interest income	1.8	—	1.8
Interest expense	(710.5)	—	(710.5)
Loss on extinguishment of debt	(20.0)	—	(20.0)
Foreign exchange and other	(65.5)	—	(65.5)
Income before provision for income taxes	90.7	27.6	118.3
Provision for income taxes	67.8	3.6	71.4	(c)
Net income	22.9	24.0	46.9
Less: Net income attributable to noncontrolling interest	2.2	—	2.2
Net income attributable to Valeant Pharmaceuticals International, Inc.	$20.7	$24.0	$44.7

Earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.06	$0.07	$0.13
Diluted	$0.06	$0.07	$0.13

Weighted-average common shares (in millions)
Basic	340.5		340.5
Diluted	347.1		347.1

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
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Cash Flow From Operating Activities
Net income	$22.9	$24.0	$46.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	1,042.0	—	1,042.0
Amortization and write-off of debt discounts and debt issuance costs	103.2	—	103.2
In-process research and development impairments	12.3	—	12.3
Acquisition accounting adjustment on inventory sold	70.5	—	70.5
Acquisition-related contingent consideration	18.8	—	18.8
Allowances for losses on accounts receivable and inventories	26.8	—	26.8
Deferred income taxes(1)	34.1	3.6	37.7	(c)
Additions to accrued legal settlements	6.3	—	6.3
Payments of accrued legal settlements	(5.9)	—	(5.9)
Share-based compensation	60.9	—	60.9
Tax benefits from share-based compensation	(25.6)	—	(25.6)
Foreign exchange loss	65.6	—	65.6
Loss on extinguishment of debt	20.0	—	20.0
Payment of contingent consideration adjustments, including accretion	(12.1)	—	(12.1)
Other	(9.9)	—	(9.9)
Changes in operating assets and liabilities:
Trade receivables	(308.8)	—	(308.8)
Inventories	(86.8)	(52.5)	(139.3)	(a)
Prepaid expenses and other current assets	(163.5)	—	(163.5)
Accounts payable, accrued and other liabilities(1)	30.8	24.9	55.7	(a), (b)
Net cash provided by operating activities	901.6	—	901.6

Net cash used in investing activities	(13,885.7)	—	(13,885.7)

Net cash provided by financing activities	13,631.6	—	13,631.6

Effect of exchange rate changes on cash and cash equivalents	(12.1)	—	(12.1)
Net increase in cash and cash equivalents	635.4	—	635.4
Cash and cash equivalents, beginning of period	322.6	—	322.6
Cash and cash equivalents, end of period	$958.0	$—	$958.0

Non- Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(674.6)	$38.8	$(635.8)	(d)
Acquisition of businesses, debt assumed	(3,123.1)	—	(3,123.1)
________________________

(1)
As described in Note 3, the Consolidated Statement of Cash Flows reflects a reclassification of $22 million related to a change in income taxes payable which increased deferred income taxes and decreased accounts payable, accrued and other liabilities within the cash flow from operating activities.

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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with the current year presentation. Such amounts include a reclassification of $22 million related to a change in income taxes payable which increased deferred income taxes and decreased accounts payable, accrued and other liabilities within changes in operating assets and liabilities within cash flow from operating activities of the Consolidated Statements of Cash Flows for the six-month period ended June 30, 2015.
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
Adoption of New Accounting Standards
In February 2015, the FASB issued guidance which amends certain consolidation requirements. The new guidance has the following stipulations, among others: (i) eliminates the presumption that a general partner should consolidate a limited partnership and eliminates the consolidation model specific to limited partnerships, (ii) clarifies when fees paid to a decision maker should be a factor to include in the consolidation of variable interest entities ("VIEs"), (iii) amends the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs, and (iv) reduces the number of VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds. The guidance was effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2015. The Company adopted this standard as of January 1, 2016 using the modified retrospective approach, as permitted, and, as such, prior periods were not retrospectively adjusted. The adoption of this standard did not have a material impact on the presentation of the Company's results of operations, cash flows or financial position.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2016
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations of whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, the FASB issued amendments to certain aspects of the new revenue guidance (including transition, collectability, noncash consideration and the presentation of sales and other similar taxes) and provided certain practical expedients. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted but not before the annual reporting period (and interim reporting period) beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.
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
In June 2016, the FASB issued new guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and cash flows.

4.	ACQUISITIONS
The Company completed an immaterial business combination in the first quarter of 2016.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2016 (as adjusted)
Cash	$43.5	$—	$43.5
Accounts receivable(b)	64.2	—	64.2
Inventories	37.9	—	37.9
Other current assets	12.2	—	12.2
Property, plant and equipment	96.4	(1.0)	95.4
Identifiable intangible assets, excluding acquired in-process research and development ("IPR&D")(c)	528.0	(0.2)	527.8
Acquired IPR&D	18.5	(1.1)	17.4
Other non-current assets	0.1	—	0.1
Current liabilities	(30.8)	—	(30.8)
Deferred tax liability, net(d)	(130.5)	(1.6)	(132.1)
Other non-current liabilities	(11.2)	4.0	(7.2)
Total identifiable net assets	628.3	0.1	628.4
Goodwill(e)	282.0	0.8	282.8
Total fair value of consideration transferred	$910.3	$0.9	$911.2
________________________

(a)	As previously reported in the Company’s 2015 Form 10-K.

(b)	The fair value of trade accounts receivable acquired was $64 million, with the gross contractual amount being $66 million, of which the Company expects that $2 million will be uncollectible.

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2016 (as adjusted)
Product brands	9	$490.8	$(0.1)	$490.7
Corporate brand	15	37.2	(0.1)	37.1
Total identifiable intangible assets acquired	9	$528.0	$(0.2)	$527.8

(d)	Comprised of deferred tax liabilities partially offset by nominal deferred tax assets.

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

(b)
The measurement period adjustments primarily reflect: (i) a reduction in acquired IPR&D assets, specifically for the Oral Relistor® program based mainly on refinement of the pricing assumptions and cost projections (see further discussion of IPR&D programs in (f) below) and (ii) the tax impact of pre-tax measurement period adjustments as well as reclassifications of certain tax balances impacting current liabilities. The measurement period

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s consolidated financial statements. As the measurement period for the Salix Acquisition closed in the fourth quarter of 2015, there were no measurement period adjustments recorded in subsequent periods.

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
Other IPR&D assets include, among others, Relistor® tablets ("Oral Relistor®"), for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain, and Rifaximin soluble solid dispersion ("SSD") tablets, for the treatment of early decompensated liver cirrhosis. In September 2015, the Company announced that the FDA accepted for review the Company's NDA for Oral Relistor®, and the FDA assigned a Prescription Drug User Fee Act (PDUFA) action date of April 19, 2016. In April 2016, the Company announced that the FDA had extended the PDUFA action date for Oral Relistor® to July 19, 2016 to allow time for a full review of the Company's responses to certain information requests from the FDA. On July 19, 2016, the FDA approved Oral Relistor® for the treatment of opioid-induced constipation in adults with chronic non-cancer pain. The associated IPR&D asset ($304 million as of the acquisition date) will be reclassified to an amortizable intangible as of the approval date and will be amortized over a period of 12 years. In the third quarter of 2015, the Company terminated the Rifaximin SSD IPR&D program and recognized an impairment charge as described in Note 9.

(g)
Primarily includes an estimated fair value of $1.08 billion to record the warrant transactions that were entered into by Salix prior to the Salix Acquisition in connection with its 1.5% Convertible Senior Notes due 2019 (these instruments were settled on the date of the Salix Acquisition and, as such, the fair value was based on the settlement amounts), as well as accruals for (i) the estimated fair value of $336 million (exclusive of the related insurance recovery described in (d) above) for potential losses and related costs associated with legal matters relating to the legacy Salix business (See Note 17 for additional information regarding these legal matters) and (ii) product returns and rebates of $375 million.

(h)
The contingent consideration consists of potential payments to third parties including developmental milestone payments due upon specified regulatory achievements, commercialization milestones contingent upon achieving specified targets for net sales, and royalty-based payments. As of the acquisition date, the range of potential milestone payments (excluding royalty-based payments) is from nil, if none of the milestones are achieved, to a maximum of up to approximately $650 million (the majority of which relates to sales-based milestones) over time, if all milestones are achieved, in the aggregate, to third parties. This amount includes up to $250 million in developmental and sales-based milestones to Progenics Pharmaceuticals, Inc. related to Relistor® (including Oral Relistor®), of which $50 million was paid in the third quarter of 2016 in connection with the FDA's approval of Oral Relistor®, and various other developmental and sales-based milestones. The total fair value of the contingent consideration of $334 million as of the acquisition date was determined using probability-weighted discounted cash flows. Refer to Note 7 for additional information regarding the contingent consideration.

(i)	The following table summarizes the fair value of long-term debt assumed as of the acquisition date:

Amounts Recognized as of Acquisition Date
1.5% Convertible Senior Notes due 2019(1)	$1,837.1
2.75% Convertible Senior Notes due 2015(1)	1,286.0
Total long-term debt assumed	$3,123.1
____________________________________

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(1)	The Company subsequently redeemed these amounts in full in the second quarter of 2015, except for a nominal amount of the 1.5% Convertible Senior Notes due 2019 which remains outstanding.

(j)	Comprises deferred tax assets ($303 million) and deferred tax liabilities ($3.73 billion).

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
In the year ended December 31, 2015, the Company completed other business combinations (excluding the Amoun Acquisition, the Sprout Acquisition, and the Salix Acquisition), which included the acquisition of the following businesses, for an aggregate purchase price of $1.41 billion. The other business combinations completed during the year ended December 31, 2015 included contingent consideration arrangements with an aggregate acquisition date fair value of $186 million, primarily related to the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon") (see below), as well as milestone payments and royalties related to other smaller acquisitions. Refer to Note 7 for additional information regarding contingent consideration.

•
On February 23, 2015, the Company, completed via a "stalking horse bid" in a sales process conducted under the U.S. Bankruptcy Code, acquired certain assets of Dendreon Corporation ("Dendreon") for a purchase price of $415 million, net of cash received ($495 million less cash received of $80 million). The purchase price included approximately $50 million in stock consideration, and the Company issued such common shares in June 2015. The assets acquired from Dendreon included the worldwide rights to the Provenge® product (an immunotherapy treatment designed to treat men with advanced prostate cancer).

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

	Amounts Recognized as of Acquisition Dates (as previously reported)	Measurement Period Adjustments(a)	Amounts Recognized as of June 30, 2016 (as adjusted)
Cash	$92.2	$—	$92.2
Accounts receivable(b)	49.5	(3.0)	46.5
Inventories	142.9	(2.6)	140.3
Other current assets	20.2	(0.5)	19.7
Property, plant and equipment	94.6	(14.8)	79.8
Identifiable intangible assets, excluding acquired IPR&D(c)	1,121.6	(43.2)	1,078.4
Acquired IPR&D	57.5	(3.7)	53.8
Other non-current assets	2.9	—	2.9
Deferred tax (liability) asset, net	(54.7)	60.8	6.1
Current liabilities(d)	(123.9)	(4.1)	(128.0)
Long-term debt	(6.1)	—	(6.1)
Non-current liabilities(d)	(117.4)	0.2	(117.2)
Total identifiable net assets	1,279.3	(10.9)	1,268.4
Goodwill(e)	141.9	(3.5)	138.4
Total fair value of consideration transferred	$1,421.2	$(14.4)	$1,406.8
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

(b)	The fair value of trade accounts receivable acquired was $47 million, with the gross contractual amount being $51 million, of which the Company expects that $4 million will be uncollectible.

(c)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of June 30, 2016 (as adjusted)
Product brands	7	$741.2	$(6.0)	$735.2
Product rights	3	42.7	(0.7)	42.0
Corporate brands	16	6.6	—	6.6
Partner relationships	8	7.8	—	7.8
Technology/know-how	10	321.3	(36.5)	284.8
Other	6	2.0	—	2.0
Total identifiable intangible assets acquired	8	$1,121.6	$(43.2)	$1,078.4

(d)
As part of the acquisition of certain assets of Marathon, the Company assumed a contingent consideration liability related to potential payments, in the aggregate, of up to approximately $200 million as of the acquisition date, for Isuprel® and Nitropress®, the amounts of which are dependent on the timing of generic entrants for these products. The fair value of the liability as of the acquisition date was determined using probability-weighted projected cash flows, with $41 million classified in Current liabilities and $46 million classified in Non-current liabilities in the table above. As of June 30, 2016, the assumptions used for determining the fair value of the contingent consideration liability have not changed significantly from those

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

used as of the acquisition date. The Company made contingent consideration payments related to the Marathon acquisition of $35 million during 2015 and an additional $17 million and $27 million during the three-month and six-month periods ended June 30, 2016, respectively.

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
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and six-month periods ended June 30, 2015, as if the 2015 acquisitions had occurred as of January 1, 2014.

	Three Months Ended June 30, 2015	Six Months Ended June 30,
		2015 (restated)
Revenues	$2,805.0	$5,076.2
Net loss attributable to Valeant Pharmaceuticals International, Inc.	(30.1)	(299.9)

Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.09)	$(0.87)
Diluted	$(0.09)	$(0.87)
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the six-month period ended June 30, 2015, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the six-month period ended June 30, 2015, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
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
2015 Asset Acquisitions
On October 1, 2015, pursuant to a license agreement entered into with AstraZeneca Collaboration Ventures, LLC (“AstraZeneca”), the Company was granted an exclusive license to develop and commercialize brodalumab.  Brodalumab is an IL-17 receptor monoclonal antibody in development for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Under the license agreement, the Company initially held the exclusive rights to develop and commercialize brodalumab globally, except in Japan and certain other Asian countries where rights are held by Kyowa Hakko Kirin Co., Ltd

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

under a prior arrangement with Amgen Inc., the originator of brodalumab. The Company has assumed all remaining development obligations associated with the regulatory approval for brodalumab in its territory subsequent to the acquisition. Regulatory submission in the U.S. and European Union for brodalumab in moderate-to-severe psoriasis occurred in November 2015, and, in January 2016, the Company announced that the FDA accepted for review the Biologics License Application ("BLA") for brodalumab and assigned a PDUFA action date of November 16, 2016.  On July 19, 2016, the Dermatologic and Ophthalmic Drug Advisory Committee appointed by the FDA voted by a margin of 18 to 0 for the approval of brodalumab injection, 210 mg., for adult patients with moderate-to-severe plaque psoriasis, with conditions related to product labeling and post-marketing / risk management obligations.
Under the terms of the agreement, the Company made an up-front payment to AstraZeneca of $100 million in October 2015, which was recognized in In-process research and development impairments and other charges in the fourth quarter of 2015 in the Consolidated statement of (loss) income as the product has not yet received regulatory approval at the time of the acquisition.  In addition, under the terms of the license agreement, the Company may pay additional pre-launch milestones of up to $170 million (subsequently decreased to $150 million as described below) and sales-related milestone payments of up to $175 million following launch. Upon launch, AstraZeneca and the Company will share profits.  On June 30, 2016, the Company and AstraZeneca amended the original license agreement to terminate the Company's right to develop and commercialize brodalumab in Europe, in exchange for payments by AstraZeneca to the Company, which consist of an up-front payment and certain sales-based milestones, and a reduction of one of the pre-launch milestones payable by the Company under the license agreement. Concurrently, the Company and AstraZeneca entered into other agreements, amongst which include a settlement agreement to resolve certain disputed invoices related to transition services. The impact from these agreements did not have a material impact on the Company's Consolidated statements of loss for the three-month and six-month periods ended June 30, 2016.

5.	DIVESTITURES
On April 1, 2016, the Company sold a portfolio of neurology medical device products, including product rights and related fixed assets, to Stryker Corporation for an upfront purchase price and certain future milestone payments. These assets were included in the Company’s Developed Markets segment. As a result of this transaction, the Company recognized a nominal loss on sale in the second quarter of 2016, due in part to the Company's accounting policy to not recognize contingent payments until such amounts are realizable. The loss on sale was included within Other (income) expense in the Consolidated statement of (loss) income.

6.	RESTRUCTURING, INTEGRATION AND OTHER COSTS
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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company had estimated that it would incur total costs of approximately $300 million in connection with the cost-rationalization and integration initiatives relating to the Salix Acquisition, which were substantially completed by mid-2016. Since the acquisition date, total costs of $240 million have been incurred through June 30, 2016, including (i) $125 million of integration expenses, (ii) $100 million of restructuring expenses, and (iii) $15 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 475 employees of the Company and Salix who have been terminated as a result of the Salix Acquisition; potential IPR&D termination costs related to the transfer to other parties of product-development programs that do not align with the Company's research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Salix Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the Salix Acquisition since the acquisition date through June 30, 2016:

	Severance and Related Benefits	Contract Termination, Facility Closure and Other Costs	Total
Balance, January 1, 2015	$—	$—	$—
Costs incurred and/or charged to expense	90.6	0.9	91.5
Cash payments	(57.8)	(0.3)	(58.1)
Non-cash adjustments	2.2	—	2.2
Balance, December 31, 2015(1)	$35.0	$0.6	$35.6
Costs incurred and/or charged to expense	0.7	7.7	8.4
Cash payments	(11.1)	(0.3)	(11.4)
Balance, March 31, 2016	$24.6	$8.0	$32.6
Costs incurred and/or charged to expense	(1.2)	0.9	(0.3)
Cash payments	(10.2)	(1.2)	(11.4)
Balance, June 30, 2016	$13.2	$7.7	$20.9
___________________________________

(1)	In the six-month period ended June 30, 2015, the Company recognized $82 million of restructuring charges and made payments of $26 million related to the Salix Acquisition.
Salix Integration Costs
As mentioned above, the Company has incurred $125 million of integration costs related to the Salix Acquisition since the acquisition date. In the six-month periods ended June 30, 2016 and 2015, the Company incurred $15 million and $29 million, respectively, of integration costs related to the Salix Acquisition, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $19 million and $16 million related to Salix integration costs during the six-month periods ended June 30, 2016 and 2015, respectively.
Other Restructuring and Integration-Related Costs (Excluding Salix)
In the six-month period ended June 30, 2016, in addition to the restructuring and integration costs associated with the Salix Acquisition described above, the Company incurred an additional $34 million of other restructuring, integration-related and other costs. These costs included (i) $24 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $6 million of severance costs, and (iii) $4 million of facility closure costs. These costs primarily related to restructuring and integration costs for other smaller acquisitions. The Company made payments of $39 million during the six-month period ended June 30, 2016 (in addition to the payments related to the Salix Acquisition described above).
In the six-month period ended June 30, 2015, in addition to the restructuring and integration costs associated with the Salix Acquisition described above, the Company incurred an additional $87 million of other restructuring, integration-related and other costs. These costs included (i) $60 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $23 million of severance costs, (iii) $3 million of facility closure costs, and (iv) $1 million of other costs. These costs primarily related to restructuring and integration costs for the acquired assets of Dendreon and other smaller acquisitions. The Company made payments of $101 million during the six-month period ended June 30, 2015 (in addition to the payments related to the Salix Acquisition described above).

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016				As of December 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$416.6	$344.2	$72.4	$—	$167.2	$156.1	$11.1	$—
Liabilities:
Acquisition-related contingent consideration	$(1,074.6)	$—	$—	$(1,074.6)	$(1,155.9)	$—	$—	$(1,155.9)
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
In addition to the above, the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $1 million and $16 million as of June 30, 2016 and December 31, 2015, respectively, related to these investments is classified within Prepaid expenses and other current assets in the Consolidated balance sheets. These investments are Level 2.
There were no transfers between Level 1 and Level 2 during the six-month period ended June 30, 2016.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six-month period ended June 30, 2016:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Balance, January 1, 2016	Payments/ Settlements(a)	Net Unrealized Loss	Foreign Exchange(b)	Adjustments	Balance, June 30, 2016
Acquisition-related contingent consideration	$(1,155.9)	$76.9	$(9.3)	$8.0	$5.7	$(1,074.6)
____________________________________

(a)
Primarily relates to payments of acquisition-related contingent consideration related to the acquisition of certain assets of Marathon, the settlement of contingent consideration obligation in connection with the termination of the arrangements with and relating to Philidor, and payments of acquisition-related contingent consideration related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement"), and other smaller acquisitions.

(b)	Included in other comprehensive loss.
There were no transfers into or out of Level 3 during the six-month period ended June 30, 2016.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the six-month period ended June 30, 2016.
For further information regarding asset impairment charges, see Note 9.

8.	INVENTORIES
The components of inventories as of June 30, 2016 and December 31, 2015 were as follows:

	As of June 30, 2016	As of December 31, 2015
Raw materials(1)	$357.5	$289.3
Work in process(1)	148.5	152.7
Finished goods(1)	830.7	814.6
	$1,336.7	$1,256.6
___________________________________

(1)	The components of inventories shown in the table above are net of allowance for obsolescence.

9.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of June 30, 2016 and December 31, 2015 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of June 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$21,774.0	$(6,291.5)	$15,482.5	$22,082.8	$(5,236.4)	$16,846.4
Corporate brands	1,041.9	(128.6)	913.3	1,066.1	(107.1)	959.0
Product rights/patents	4,305.9	(1,954.8)	2,351.1	4,339.9	(1,711.7)	2,628.2
Partner relationships	167.5	(131.6)	35.9	217.6	(170.3)	47.3
Technology and other	442.3	(174.1)	268.2	480.3	(186.1)	294.2
Total finite-lived intangible assets(1)	27,731.6	(8,680.6)	19,051.0	28,186.7	(7,411.6)	20,775.1
Indefinite-lived intangible assets:
Acquired IPR&D(2)	587.3	—	587.3	610.4	—	610.4
Corporate brand(3)	1,697.5	—	1,697.5	1,697.5	—	1,697.5
	$30,016.4	$(8,680.6)	$21,335.8	$30,494.6	$(7,411.6)	$23,083.0
____________________________________

(1)	The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
In the second quarter of 2016, the Company recognized impairment charges of $215 million, primarily due to $199 million recognized as a result of the intangible assets related to Ruconest®, inclusive of goodwill of $37 million, being classified as assets held for sale as of June 30, 2016. Refer to Note 19 for further details.
In the first quarter of 2016, the Company recognized impairment charges of $16 million for a number of individually immaterial intangible assets.
In the fourth quarter of 2015, the Company recognized impairment charges of $79 million related to the write-off of intangible assets and $23 million related to the write-off of property, plant and equipment, in connection with the termination (announced in October 2015) of the arrangements with and relating to Philidor (Developed Markets segment). In addition, in the fourth quarter of 2015, the Company recognized an impairment charge of $27 million related to the write-off of ezogabine/retigabine (immediate-release formulation) (Developed Markets segment) resulting from further analysis of commercialization strategy and projections. GlaxoSmithKline plc (‘‘GSK’’) controls all sales force promotion for ezogabine/retigabine.
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
In the second quarter of 2016, the Company wrote off an IPR&D asset of $14 million related to the termination of the development program for Cirle 3-dimensional surgical navigation technology, resulting from a feasibility analysis.
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

(3)	Represents the corporate trademark, related to the acquisition of Bausch & Lomb Holdings Incorporated (‘‘B&L’’) in August 2013, which has an indefinite useful life and is therefore not amortized.
Estimated aggregate amortization expense, as of June 30, 2016, for each of the five succeeding years ending December 31 is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	2016	2017	2018	2019	2020
Amortization expense(1)	$2,666.4	$2,583.9	$2,454.5	$2,327.6	$2,120.4
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any.
Goodwill
The changes in the carrying amount of goodwill in the six-month period ended June 30, 2016 were as follows:

	Developed Markets	Emerging Markets	Total
Balance, January 1, 2016	$16,141.3	$2,411.5	$18,552.8
Additions	0.7	—	0.7
Divestiture(1)	(36.2)	—	(36.2)
Allocations to assets held for sale(2)	(37.1)	—	(37.1)
Foreign exchange and other	45.0	(13.4)	31.6
Balance, June 30, 2016	$16,113.7	$2,398.1	$18,511.8
____________________________________

(1)	See Note 5 for additional information regarding the divestiture of a portfolio of neurology medical device products to Stryker Corporation.

(2)	Relates to the reclassification of goodwill to assets held for sale in the second quarter of 2016 related to the divestiture of Ruconest®, refer to Note 19 for further details.
As described in Note 4, the allocations of the goodwill balance associated with certain acquisitions are provisional and subject to the completion of the valuation of the assets acquired and liabilities assumed.
Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company operates in two operating and reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consists of four reporting units based on geography, namely (i) U.S., (ii) Canada and Australia, (iii) Western Europe, and (iv) Japan. The Emerging Markets segment consists of three reporting units based on geography, namely (i) Central and Eastern Europe, Middle East and Africa, (ii) Latin America, and (iii) Asia. The Company conducted its annual goodwill impairment test in the fourth quarter of 2015 which resulted in no goodwill impairment. Given the challenges facing the Company in certain businesses, primarily in dermatology and GI, management, under the direction of the Company's new Chief Executive Officer, performed a review of the Company's current forecast for fiscal year 2016 (the “2016 forecast”) in connection with the preparation of the Company's Consolidated financial statements as of and for the three months ended March 31, 2016, which resulted in a reduction in the 2016 forecast. The Company considered this reduction in its 2016 forecast to constitute a triggering event requiring the performance of an updated goodwill impairment analysis as of March 31, 2016. The Company estimated the fair values of its reporting units using a discounted cash flow analysis approach. These calculations contain uncertainties as they require management to make assumptions about future cash flows and the appropriate discount rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company's results of operations. As a result of this goodwill impairment analysis, despite a decline in the estimated fair value of the U.S. reporting unit, the Company determined that none of the goodwill associated with its reporting units was impaired as of March 31, 2016. The estimated fair values of each reporting unit exceeded their carrying values at the date of testing. The Company applied a hypothetical 15% decrease to the fair values of each reporting unit, which at such date, would not have triggered additional impairment testing and analysis.
The Company continues to evaluate the performance of its reporting units and other factors that may affect the fair value estimates of its reporting units. Based on its most recent evaluation, no triggering event requiring the performance of a goodwill impairment analysis has been identified, including consideration of the hypothetical 15% decrease to the fair values of each reporting unit.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

10.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of June 30, 2016 and December 31, 2015 is outlined in the table below:

	Maturity Date	As of June 30, 2016	As of December 31, 2015
Revolving Credit Facility(1)	April 2018	$1,350.0	$250.0
Series A-1 Tranche A Term Loan Facility(1)	April 2016	—	140.4
Series A-2 Tranche A Term Loan Facility(1)	April 2016	—	137.3
Series A-3 Tranche A Term Loan Facility(1)	October 2018	1,424.1	1,881.5
Series A-4 Tranche A Term Loan Facility(1)	April 2020	835.6	951.3
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,053.1	1,087.5
Series C-2 Tranche B Term Loan Facility(1)	December 2019	808.9	835.1
Series E-1 Tranche B Term Loan Facility(1)	August 2020	2,445.7	2,531.2
Series F Tranche B Term Loan Facility(1)	April 2022	3,879.5	4,055.8
Senior Notes:
7.00%	October 2020	688.2	688.0
6.75%	August 2021	646.4	646.1
7.25%	July 2022	542.7	542.1
6.375%	October 2020	2,228.9	2,226.5
6.75%	August 2018	1,590.9	1,588.8
7.50%	July 2021	1,611.1	1,609.7
5.625%	December 2021	893.8	893.2
5.50%	March 2023	991.3	990.6
5.375%	March 2020	1,982.2	1,979.9
5.875%	May 2023	3,217.3	3,215.0
4.50%(2)	May 2023	1,649.1	1,611.8
6.125%	April 2025	3,216.2	3,214.3
Other(3)	Various	12.3	12.3
		31,067.3	31,088.4
Less current portion		(294.1)	(823.0)
Total long-term debt		$30,773.2	$30,265.4
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”).

(2)	Represents the U.S. dollar equivalent of Euro-denominated debt (discussed below).

(3)	Relates primarily to the debentures assumed in the acquisition of B&L.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

As of June 30, 2016, the Company was in compliance with all covenants related to the Company’s outstanding debt.
The total fair value of the Company’s long-term debt, with carrying values of $31.07 billion and $31.09 billion at June 30, 2016 and December 31, 2015, was $27.63 billion and $29.60 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).
In the six-month period ended June 30, 2016, the Company made long-term debt repayments of $1.27 billion, in the aggregate. Of this amount, $1.15 billion of term loan facilities was repaid, which included (i) payments of the scheduled March and June 2016 term loan amortization payments, resulting in an aggregate principal reduction of $283 million; (ii) final repayment of the maturities of the Series A-1 and Series A-2 Tranche A Term Loan Facilities, resulting in an aggregate principal reduction of $260 million; (iii) voluntary prepayments of the scheduled September and December 2016 term loan amortization payments, resulting in an aggregate principal reduction of $273 million; (iv) $62 million of prepayments of term loans from asset sale proceeds; and (v) additional voluntary prepayments of $275 million, in the aggregate, that were applied pro rata across the Company's term loans (of which $125 million represented an estimate of the mandatory excess cash flow payment for the fiscal year ended December 31, 2015 based on preliminary 2015 results at the time). During the first half of 2016, the net borrowings under the Company's revolving credit facility were $1.1 billion. The Company did not repay any senior notes in the six-month period ended June 30, 2016.
Credit Agreement Amendment
On April 11, 2016, the Company obtained an amendment and waiver to its Credit Agreement (the “April 2016 amendment”). Pursuant to the April 2016 amendment, the Company obtained an extension to the deadline for filing (i) the Company's 2015 Form 10-K to May 31, 2016 and (ii) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016 Form 10-Q”) to July 31, 2016.  The April 2016 amendment also waived, among other things, the cross-default under the Credit Agreement to the Company's and Valeant's senior note indentures that arose when the 2015 Form 10-K was not filed by March 15, 2016, any cross default under the Credit Agreement that may have arisen under the Company's other indebtedness from the failure to timely deliver the 2015 Form 10-K, and the cross default under the Credit Agreement to the Company's and Valeant's senior note indentures that arose when the March 31, 2016 Form 10-Q was not filed by May 16, 2016 or any cross default under the Credit Agreement to the Company’s other indebtedness as a result of the delay in filing the March 31, 2016 Form 10-Q.  The April 2016 amendment modified, among other things, the interest coverage financial maintenance covenant from 3.00 to 1.00 to 2.75 to 1.00 from the fiscal quarter ending June 30, 2016 through the fiscal quarter ending March 31, 2017. Certain financial definitions were also amended, including the definition of “Consolidated Adjusted EBITDA” which has been modified to add back fees and expenses in connection with any amendment or modification of the Credit Agreement or any other indebtedness, and to permit up to $175 million to be added back in connection with costs, fees and expenses relating to, among other things, Philidor-related matters and/or product pricing-related matters and any review by the Board and the Company’s ad hoc committee of independent directors (the “Ad Hoc Committee”) related to such matters. The April 2016 amendment also modified certain existing add-backs to Consolidated Adjusted EBITDA under the Credit Agreement, including increasing the add-back for (i) restructuring charges in any twelve-month period to $200 million from $125 million and (ii) fees and expenses in connection with any proposed or actual issuance of debt, equity, acquisitions, investments, assets sales or divestitures to $150 million from $75 million for any twelve month period ending on or prior to March 31, 2017.
The terms of the April 2016 amendment impose a number of restrictions on the Company and its subsidiaries until the time that (i) the Company delivers the 2015 Form 10-K (which was filed on April 29, 2016) and the March 31, 2016 Form 10-Q (which was filed on June 7, 2016) (such requirements, the "Financial Reporting Requirements") and (ii) the leverage ratio of the Company and its subsidiaries (being the ratio, as of the last day of any fiscal quarter, of Consolidated Total Debt (as defined in the Credit Agreement) as of such day to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending on such date) is less than 4.50 to 1.00, including imposing (i) a $250 million aggregate cap (the "Transaction Cap") on acquisitions (although the Transaction Cap does not apply to any portion of acquisition consideration paid for by either the issuance of the Company’s equity or the proceeds of any such equity issuance), (ii) a restriction on the incurrence of debt to finance such acquisitions and (iii) a requirement that the net proceeds from certain asset sales be used to repay the term loans under the Credit Agreement, instead of investing such net proceeds in real estate, equipment, other tangible assets or intellectual property useful in the business. In addition, the Company's ability to make investments, dividends, distributions, share repurchases and other restricted payments is also restricted and subject to the Transaction Cap until such time as the Financial Reporting Requirements are satisfied and the leverage ratio of the Company and its subsidiaries is less than 4.00 to 1.00 (unless such investments or restricted payments can fit within other existing exceptions set out in the Credit Agreement). The April 2016 amendment also increased the interest rate applicable to the Company's loans under the Credit

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Agreement by 1.00% until delivery of the Company's financial statements for the fiscal quarter ending June 30, 2017. Thereafter, the interest rate applicable to the loans will be determined on the basis of a pricing grid tied to the Company's secured leverage ratio. With the filing of the March 31, 2016 Form 10-Q on June 7, 2016, the Financial Reporting Requirements were satisfied in all respects.
The April 2016 amendment was accounted for as a debt modification. As a result, payments to the lenders were recognized as additional debt discounts and are being amortized over the remaining term of each term loan.
Notices of Default Under Senior Note Indentures
The Company's delay in filing the 2015 Form 10-K resulted in a violation of covenants contained in the Company's Credit Agreement and senior note indentures. On April 12, 2016, the Company received a notice of default from certain holders of its 5.50% Senior Notes due 2023 and, on April 22, 2016, the Company received additional notices of default from the trustee under the respective indentures governing the Company’s 5.375% Senior Notes due 2020 and 7.50% Senior Notes due 2021 and Valeant's 6.375% Senior Notes due 2020 and 7.250% Senior Notes due 2022. All defaults under the Credit Agreement resulting from the failure to timely deliver the 2015 Form 10-K were waived by the requisite lenders under the Credit Agreement by the April 2016 amendment, and the 2015 Form 10-K was filed within the extended timeframe granted to the Company as part of that amendment and waiver.  The filing of the 2015 Form 10-K on April 29, 2016 cured in all respects the default under the Company’s senior note indentures triggered by the failure to timely file the 2015 Form 10-K.
The Company's delay in filing the March 31, 2016 Form 10-Q resulted in a violation of covenants contained in the Company's senior note indentures. On May 19, 2016, the Company received a notice of default from the trustee under the indenture governing the Company’s 5.50% Notes due 2023 and, on June 2, 2016, the Company received an additional notice of default from the trustee under the respective indentures governing the Company’s 7.50% Senior Notes due 2021 and Valeant's 7.250% Senior Notes due 2022. All defaults under the Credit Agreement resulting from the failure to timely deliver the March 31, 2016 Form 10-Q were waived by the requisite lenders under the Credit Agreement by the April 2016 amendment and the March 31, 2016 Form 10-Q was filed within the extended timeframe granted to the Company as part of that amendment and waiver. The filing of the March 31, 2016 Form 10-Q on June 7, 2016 cured in all respects the default under the Company’s and Valeant's senior note indentures triggered by the failure to timely file the March 31, 2016 Form 10-Q.
Senior Secured Credit Facilities
The effective rates of interest for the six-month period ended June 30, 2016 and the applicable margins available as of June 30, 2016 on the Company's borrowings under the Senior Secured Credit Facilities were as follows:

		Margins
	Effective Interest Rate	Base Rate Borrowings	LIBO Rate Borrowings
Revolving Credit Facility	3.41%	2.25%	3.25%
Series A-1 Tranche A Term Loan Facility(1)	2.68%	2.25%	3.25%
Series A-2 Tranche A Term Loan Facility(1)	2.68%	2.25%	3.25%
Series A-3 Tranche A Term Loan Facility	3.20%	2.25%	3.25%
Series A-4 Tranche A Term Loan Facility	3.37%	2.25%	3.25%
Series D-2 Tranche B Term Loan Facility(2)	4.07%	2.75%	3.75%
Series C-2 Tranche B Term Loan Facility(2)	4.32%	3.00%	4.00%
Series E-1 Tranche B Term Loan Facility(2)	4.19%	3.00%	4.00%
Series F Tranche B Term Loan Facility(2)	4.44%	3.25%	4.25%
____________________________________

(1)	Fully repaid in the three-month period ended March 31, 2016.

(2)	Subject to a 1.75% base rate floor and a 0.75% LIBO rate floor.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS

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
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month and six-month periods ended June 30, 2016 and 2015:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$0.6	$0.4	$0.7	$0.8	$0.1	$0.5
Interest cost	1.9	2.4	1.3	1.6	0.5	0.5
Expected return on plan assets	(3.2)	(3.6)	(1.7)	(2.0)	—	(0.1)
Amortization of prior service credit	—	—	(0.2)	(0.2)	(0.6)	(0.7)
Amortization of net loss	—	—	0.2	0.4	—	—
Net periodic (benefit) cost	$(0.7)	$(0.8)	$0.3	$0.6	$—	$0.2

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$1.1	$0.8	$1.3	$1.6	$0.3	$1.0
Interest cost	3.9	4.8	2.7	3.2	0.9	1.0
Expected return on plan assets	(6.5)	(7.2)	(3.4)	(4.0)	—	(0.2)
Amortization of prior service credit	—	—	(0.3)	(0.3)	(1.2)	(1.3)
Amortization of net loss	—	—	0.3	0.7	—	—
Net periodic (benefit) cost	$(1.5)	$(1.6)	$0.6	$1.2	$—	$0.5
During the six-month period ended June 30, 2016, the Company contributed $4 million to the non-U.S. pension benefit plans. In 2016, the Company does not expect to make contributions to the U.S. pension benefit plan. The Company expects to contribute $6 million to the non-U.S. pension benefit plans in 2016, in the aggregate, inclusive of amounts contributed to the plans during the six-month period ended June 30, 2016.

12.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 11,142,870 shares were available for future grants as of June 30, 2016. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and six-month periods ended June 30, 2016 and 2015:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$3.5	$3.5	$6.7	$7.4
RSUs	30.2	22.4	90.5	53.5
Share-based compensation expense	$33.7	$25.9	$97.2	$60.9

Research and development expenses	$1.6	$1.5	$3.3	$3.0
Selling, general and administrative expenses	32.1	24.4	93.9	57.9
Share-based compensation expense	$33.7	$25.9	$97.2	$60.9
In the six-month periods ended June 30, 2016 and 2015, the Company granted approximately 1,349,800 stock options with a weighted-average exercise price of $23.96 per option and approximately 97,000 stock options with a weighted-average exercise price of $201.70 per option, respectively. The weighted-average fair values of all stock options granted to employees in the six-month periods ended June 30, 2016 and 2015 were $13.87 and $66.81, respectively.
In the six-month periods ended June 30, 2016 and 2015, the Company granted approximately 1,408,000 time-based RSUs with a weighted-average grant date fair value of $31.51 per RSU and approximately 45,000 time-based RSUs with a weighted-average grant date fair value of $224.45 per RSU, respectively.
In the six-month periods ended June 30, 2016 and 2015, the Company granted approximately 1,374,800 performance-based RSUs with a weighted-average grant date fair value of $37.22 per RSU and approximately 693,000 performance-based RSUs with a weighted-average grant date fair value of $310.56 per RSU, respectively.
In March 2016, the Company announced that its Board of Directors had initiated a search to identify a candidate for a new Chief Executive Officer to succeed the Company's then current Chief Executive Officer, who would continue to serve in that role until his replacement was appointed. On May 2, 2016, the Company's new Chief Executive Officer assumed the role, succeeding the Company's former Chief Executive Officer. Pursuant to the terms of his employment agreement dated January 2015, the former Chief Executive Officer was entitled to certain share-based awards and payments upon termination. Under his January 2015 employment agreement, the former Chief Executive Officer received performance-based RSUs that vest when certain market conditions (namely total shareholder return) are met at the defined dates, provided continuing employment through those dates. Under the termination provisions of his employment agreement, upon termination of the former Chief Executive Officer, the defined dates for meeting the market conditions of the performance-based RSUs were eliminated and, as a result, vesting was based solely on the attainment of the applicable level of total shareholder return through the date of termination and the resulting number of common shares, if any, to be awarded to the former Chief Executive Officer was determined on a pro-rata basis for service provided under the original performance period, with credit given for an additional year of service. Because the total shareholder return at the time of the former Chief Executive Officer’s termination did not meet the performance threshold, no common shares were issued and no value was ultimately received by the former Chief Executive Officer pursuant to this performance-based RSU award. However, an incremental share-based compensation expense of $3 million and $28 million has been recognized in the three-month and six-month periods ended June 30, 2016, respectively, which represents the additional year of service credit consistent with the grant date fair value calculated using a Monte Carlo Simulation Model in the first quarter of 2015, notwithstanding the fact that no value was ultimately received by the former Chief Executive Officer. In addition to the acceleration of his performance-based RSUs, the former Chief Executive Officer was also entitled to a cash severance payment of $9 million and a pro-rata annual cash bonus of approximately $2 million pursuant to his employment agreement. The cash severance payments, the pro-rata cash bonus and the associated payroll taxes were also recognized as expense in the first quarter of 2016.
On June 30, 2015, the Company's former Chief Financial Officer terminated his employment and subsequently entered into a consulting service agreement with the Company through January 2016.  As a result, the outstanding awards held by him were modified to allow the recipient to continue vesting in those awards as service is rendered during the consulting services period. Share-based compensation expense previously recognized of $6 million related to the original awards was reversed in the second quarter of 2015 when such awards were deemed improbable of vesting.  The modified awards were re-measured at fair value, at each reporting period, until the performance was complete. The value of the modified awards was recognized as expense over the requisite service period and resulted in expense of $12 million for the year ended December 31, 2015. Subsequently, on January 6, 2016, the consulting services period was terminated in connection with such executive’s

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

appointment as the Company’s interim chief executive officer.  The termination of the consulting services period resulted in acceleration of vesting for all unvested equity awards that were scheduled to vest during the remainder of such consulting services period (January 2016) and consequently, the associated unrecognized expense was fully recognized on such date.
As of June 30, 2016, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $298 million, in the aggregate, which will be amortized over a weighted-average period of 2.58 years.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

13.	SHAREHOLDERS’ EQUITY

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares (in millions)	Amount
Balance, January 1, 2015 (restated)	334.4	$8,349.2	$243.9	$(2,397.8)	$(915.9)	$5,279.4	$122.3	$5,401.7
Issuance of common stock (see below)	7.5	1,481.0	—	—	—	1,481.0	—	1,481.0
Common shares issued under share-based compensation plans	1.1	57.0	(34.9)	—	—	22.1	—	22.1
Repurchases of common shares	(0.2)	(6.4)	—	(43.6)	—	(50.0)	—	(50.0)
Share-based compensation	—	—	60.9	—	—	60.9	—	60.9
Employee withholding taxes related to share-based awards	—	—	(61.5)	—	—	(61.5)	—	(61.5)
Excess tax benefits from share-based compensation	—	—	25.6	—	—	25.6	—	25.6
Noncontrolling interest distributions	—	—	—	—	—	—	(1.1)	(1.1)
	342.8	9,880.8	234.0	(2,441.4)	(915.9)	6,757.5	121.2	6,878.7
Comprehensive loss:
Net income (restated)	—	—	—	44.7	—	44.7	2.2	46.9
Other comprehensive loss	—	—	—	—	(375.6)	(375.6)	(0.4)	(376.0)
Total comprehensive loss (restated)						(330.9)	1.8	(329.1)
Balance, June 30, 2015 (restated)	342.8	$9,880.8	$234.0	$(2,396.7)	$(1,291.5)	$6,426.6	$123.0	$6,549.6

Balance, January 1, 2016	342.9	$9,897.4	$304.9	$(2,749.7)	$(1,541.6)	$5,911.0	$118.8	$6,029.8
Common shares issued under share-based compensation plans	0.1	17.5	(13.0)	—	—	4.5	—	4.5
Share-based compensation	—	—	97.2	—	—	97.2	—	97.2
Employee withholding taxes related to share-based awards	—	—	(7.3)	—	—	(7.3)	—	(7.3)
Excess tax expense from share-based compensation	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Noncontrolling interest distributions	—	—	—	—	—	—	(9.1)	(9.1)
	343.0	9,914.9	380.4	(2,749.7)	(1,541.6)	6,004.0	109.7	6,113.7
Comprehensive loss:
Net loss	—	—	—	(676.0)	—	(676.0)	(0.9)	(676.9)
Other comprehensive loss	—	—	—	—	(32.1)	(32.1)	(1.6)	(33.7)
Total comprehensive loss						(708.1)	(2.5)	(710.6)
Balance, June 30, 2016	343.0	$9,914.9	$380.4	$(3,425.7)	$(1,573.7)	$5,295.9	$107.2	$5,403.1
Share Issuances
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
Management Cease Trade Orders
On March 21, 2016, the Company applied for a customary management cease trade order (the “MCTO”) from the AMF, the Company's principal securities regulator in Canada. The application was made in connection with the Company’s anticipated delay in filing its audited consolidated annual financial statements for the fiscal year ended December 31, 2015, the related

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

management’s discussion and analysis, certificates of its Chief Executive Officer and Chief Financial Officer and its 2015 Form 10-K (collectively, the “Required Annual Canadian Filings”) with Canadian securities regulators until after the March 30, 2016 filing deadline. This MCTO (the “March MCTO”) was issued on March 31, 2016 and prohibited the trading in or acquisition of any securities of the Company, directly or indirectly, by each of the Company’s then-current Chief Executive Officer, Chief Financial Officer and each other member of the then-current Board. The March MCTO did not affect the ability of other shareholders of the Company to trade in the Company’s securities. A similar order was issued by the Ontario Securities Commission with respect to a director of the Company who is resident in that province. The Company made the Required Annual Canadian Filings on April 29, 2016 and, as of that date, the March MCTOs and the corresponding trading restrictions were lifted.
On May 11, 2016, the Company applied for a further customary MCTO from the AMF in connection with its delay in filing its interim consolidated financial statements for the quarter ended March 31, 2016, the related management’s discussion and analysis and certificates of its current Chief Executive Officer and Chief Financial Officer (collectively, the “Required Interim Canadian Filings”) with Canadian securities regulators until after the May 15, 2016 filing deadline. This MCTO (the “May MCTO”) was issued on May 17, 2016 and prohibited the trading in or acquisition of any securities of the Company, directly or indirectly, by each of the Company’s current Chief Executive Officer, Chief Financial Officer and each other member of the then-current Board. A similar order was issued by the Ontario Securities Commission with respect to a director of the Company who is resident in that province. The Company made the Required Interim Canadian Filings on June 7, 2016 and, as of June 8, 2016, the May MCTOs and the corresponding trading restrictions were lifted.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of June 30, 2016 and 2015, were as follows:

	Foreign Currency Translation Adjustment	Pension Adjustment	Total
Balance, January 1, 2015	$(886.5)	$(29.4)	$(915.9)
Foreign currency translation adjustment	(374.7)	—	(374.7)
Pension adjustment(1)	—	(0.9)	(0.9)
Balance, June 30, 2015	$(1,261.2)	$(30.3)	$(1,291.5)

Balance, January 1, 2016	$(1,529.4)	$(12.2)	$(1,541.6)
Foreign currency translation adjustment	(31.1)	—	(31.1)
Pension adjustment(1)	—	(1.0)	(1.0)
Balance, June 30, 2016	$(1,560.5)	$(13.2)	$(1,573.7)
____________________________________

(1)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (see Note 11).
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar. Income taxes allocated to reclassification adjustments were not material.

15.	INCOME TAXES
In the three-month period ended June 30, 2016, the Company recognized an income tax benefit of $73 million, comprised of $73 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax provision of an immaterial amount related to Canadian income taxes. In the six-month period ended June 30, 2016, the Company recognized an income tax benefit of $66 million, comprised of $66 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax provision of an immaterial amount related to Canadian income taxes. In the three-month period ended June 30, 2016, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax expense generated from the Company’s annualized mix of earnings by jurisdiction, the discrete treatment of an adjustment to the accrual established for legal expenses and a significant impairment of an intangible asset, the recording of valuation allowance on entities for which no tax benefit of losses is expected and the quarterly accrual of interest on uncertain tax

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

positions. In the six-month period ended June 30, 2016, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax expense generated from the Company’s annualized mix of earnings by jurisdiction, the discrete treatment of an adjustment to the accrual established for legal expenses and a significant impairment of an intangible asset, the recording of valuation allowance on entities for which no tax benefit of losses is expected and the quarterly accrual of interest on uncertain tax positions.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets is $1.80 billion as of June 30, 2016 and was $1.37 billion as of December 31, 2015. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
As of June 30, 2016, the Company had $346 million of unrecognized tax benefits, which included $46 million relating to interest and penalties. Of the total unrecognized tax benefits, $126 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that an immaterial amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2016 and December 31, 2015, the Company had accrued $40 million and $46 million for interest, respectively, and $6 million and $7 million for penalties, respectively.
The Company is currently under examination by the Canada Revenue Agency (CRA) for three separate cycles: (a) years 2005 to 2006, (b) 2007 through 2009, and (c) 2010 through 2011. In February 2013, the Company received a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. In May 2016, the Company received a proposed audit adjustment from the CRA for the years 2010 through 2011. The Company is currently reviewing the proposed adjustments. The total proposed adjustment would result in a loss of tax attributes which are subject to a full valuation allowance and would not result in a material change to the provision for income taxes.
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

16.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month and six-month periods ended June 30, 2016 and 2015 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015 (restated)
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(302.3)	$(53.0)	$(676.0)	$44.7

Basic weighted-average number of common shares outstanding	345.0	344.4	344.9	340.5
Diluted effect of stock options, RSUs and other(a)	—	—	—	6.6
Diluted weighted-average number of common shares outstanding	345.0	344.4	344.9	347.1

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.88)	$(0.15)	$(1.96)	$0.13
Diluted	$(0.88)	$(0.15)	$(1.96)	$0.13
____________________________________

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

(a)
In the three-month periods ended June 30, 2016 and 2015 and the six-month period ended June 30, 2016, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016
Basic weighted-average number of common shares outstanding	345.0	344.4	344.9
Diluted effect of stock options, RSUs and other	4.1	6.5	4.5
Diluted weighted-average number of common shares outstanding	349.1	350.9	349.4
In the three-month and six-month periods ended June 30, 2016, stock options, time-based RSUs and performance-based RSUs to purchase approximately 7,075,000 and 6,854,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method, compared with 1,197,000 and 1,207,000 common shares in both of the corresponding periods of 2015.

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
Congressional Inquiries
Beginning in November 2015, the Company has received from the United States Senate Special Committee on Aging various document requests, as well as subpoenas for documents, depositions and a hearing which was held on April 27, 2016. Certain directors, officers and other employees of the Company have also received from the United States Senate Special Committee on Aging subpoenas for depositions and/or hearings. In January 2016, the Company received from the United States House Committee on Oversight and Government Reform a document request and an invitation for the Company’s then interim CEO to testify at a hearing, at which he testified on February 4, 2016. Most of the materials requested to date relate to the Company’s pricing decisions on particular drugs, as well as revenue, expense and profit information, and also include requests relating to financial support provided by the Company for patients and financial data related to the Company’s research and development program, Medicare and Medicaid. The Company is cooperating with these inquiries; however, the Company cannot predict their outcome or duration.
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
Investigation by the State of Texas
On May 27, 2014, the State of Texas served Bausch & Lomb, Inc. (“B&L Inc.”) with a Civil Investigative Demand concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the Civil Investigative Demand. The Company and B&L Inc. have cooperated fully with the State's investigation and have produced all of the documents requested by the State. In April 2016, the State sent B&L Inc. a demand letter claiming damages in the amount of $20 million. The Company and B&L Inc. have evaluated the letter and disagree with the allegations and methodologies set forth in the letter. The Company and B&L Inc. have responded to the State and are awaiting further response from the State.
California Department of Insurance Investigation
On May 4, 2016, Bausch & Lomb International, Inc. (“B&L International”) received from the Office of the California Insurance Commissioner an administrative subpoena to produce books, records and documents. The requested books, records and documents are being requested in connection with an investigation by the California Department of Insurance and relate to, among other things, consulting agreements and financial arrangements between B&L and healthcare professionals in California, the provision of ocular equipment, including the Victus® femtosecond laser platform, by B&L to healthcare professionals in California and prescribing data for prescriptions written by healthcare professionals in California for certain of B&L’s products, including the Crystalens®, Lotemax®, Besivance® and Prolensa®. B&L International and the Company are cooperating with the investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
Salix Shareholder Class Actions
Following the announcement of the execution of the Salix Merger Agreement with Salix, between February 25, 2015 and March 12, 2015, six purported stockholder class actions were filed challenging the Salix Acquisition. All of the actions were filed in the Delaware Court of Chancery, and alleged claims against some or all of the board of directors of Salix (the “Salix Board”), the Company, Salix, Valeant and Sun Merger Sub. On March 17, 2015, the Court consolidated the actions under the caption Salix Pharmaceuticals, Ltd. Shareholder Litigation, Consolidated C.A. No.10721-CB. On September 25, 2015,

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Plaintiffs filed an amended complaint. The operative complaint alleges generally that the members of the Salix Board breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Salix through an allegedly inadequate sales process and for allegedly inadequate consideration and by agreeing to allegedly preclusive deal protections. The complaint also alleges that the Schedule 14D-9 filed by Salix in connection with the Salix Acquisition contained inaccurate or materially misleading information about, among other things, the Salix Acquisition and the sales process leading up to the Salix Merger Agreement. The complaint seeks, among other things, money damages and unspecified attorneys’ and other fees and costs. Defendants’ Motions to Dismiss were fully briefed as of February 19, 2016.  In an oral ruling given on May 19, 2016, the Court dismissed the consolidated action against all defendants. On June 17, 2016, the Plaintiffs filed a notice of appeal in the Delaware Supreme Court appealing the decision to dismiss the consolidated action against all defendants. The Plaintiffs’ opening appellate brief was filed on August 2, 2016. Defendants’ response appellate brief is due on September 1, 2016. The Company intends to vigorously defend against this appeal.
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
Thereafter, the parties negotiated and reached agreement on a stipulation of settlement and ancillary settlement documents, which were filed with the Court on April 25, 2016. A hearing with the Court was held on April 29, 2016. At that hearing, the Court signed the scheduling order, which governs settlement proceedings, and set a final settlement hearing for July 29, 2016. On May 26, 2016, notice of the proposed settlement was mailed to Synergetics record holders that are members of the class.  The parties have reached an agreement in principle respecting payment by the Company of a nominal amount in respect of the plaintiffs’ attorneys' fees. The Court held the final settlement hearing on July 29, 2016, at which it granted final approval of the settlement and awarded the negotiated attorneys' fees.  Pursuant to the settlement, the Court dismissed the Missouri Actions with prejudice as to the named plaintiffs and all members of the settlement class.
Valeant U.S. Securities Class Action
From October 22, 2015 to October 30, 2015, four putative securities class actions were filed in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. Those four actions, captioned

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Potter v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7658), Chen v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7679), Yang v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7746), and Fein v. Valeant Pharmaceuticals International, Inc. et al. (Case No. 15-cv-7809), all asserted securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) on behalf of putative classes of persons who purchased or otherwise acquired the Company’s stock during various time periods between February 28, 2014 and October 21, 2015. The allegations relate to, among other things, allegedly false and misleading statements and/or failures to disclose information about the Company’s business and prospects, including relating to drug pricing, the Company’s use of specialty pharmacies, and the Company’s relationship with Philidor.
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658, and appointing a lead plaintiff and lead plaintiff’s counsel. On June 24, 2016, the lead plaintiff filed a consolidated complaint naming additional defendants and asserting additional claims based on allegations of false and misleading statements and/or omissions similar to those in the initial complaints. Specifically, the consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. The Company’s response to the consolidated complaint is due on September 13, 2016. The Company believes the actions are without merit and intends to defend itself vigorously.
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
The Company expects that certain of these actions will be consolidated or stayed prior to proceeding to motions for leave and certification and that no more than one action will proceed in any jurisdiction. In particular, on June 10, 2016, the Ontario Superior Court of Justice rendered its decision on carriage motions (motions held to determine who will have carriage of the class action) heard on April 8, 2016, provisionally staying the O'Brien action, in favor of the Kowalyshyn action. On June 30, 2016, the plaintiffs in the Catucci and O’Brien actions filed a motion seeking to stay the Kowalyshyn action in favor of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Catucci action on the basis of forum non conveniens (namely on the basis that the Quebec Superior Court is the more appropriate forum to hear this matter). That motion is scheduled to be heard on September 15, 2016.
In the Catucci action, a schedule has been set for the week of April 24, 2017 for the hearing of motions for leave under the Quebec Securities Act and for authorization as a class proceeding. In the Kowalyshyn action, a schedule has been set for the hearing of the motions for leave under the Ontario Securities Act and certification as a class proceeding commencing April 12, 2017.
The Company believes that it has viable defenses to each of the actions, and in each case intends to defend itself vigorously.
RICO Class Actions
On May 27, 2016 and June 24, 2016, two virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and  Philidor, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third party payors that paid claims submitted by Philidor for certain Valeant branded drugs between January 2, 2013 and November 9, 2015 (Airconditioning and Refrigeration Industry Health and Welfare Trust Fund et al. v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-03087, and Plumbers Local Union No. 1 Welfare Fund v. Valeant Pharmaceuticals International Inc. et al., No. 3:16-cv-3885).   The complaints allege, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaints further allege that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company believes these claims are without merit and intends to defend itself vigorously.
Antitrust
Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis, Valeant Pharmaceuticals International, Inc. (“VPII”) and various manufacturers of generic forms of Solodyn, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn. The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper. After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints. On August 14, 2015, the Court granted the Defendants' motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. VPII was dismissed from the case, but the litigation continues against Medicis and the generic manufacturers as to the remaining claims. The actions are currently in discovery. On March 26, 2015, and on April 6, 2015, while the motion to dismiss the class action complaints was pending, two additional non-class action complaints were filed against Medicis by certain retail pharmacy and grocery chains ("Individual Plaintiffs") making similar allegations and seeking similar relief to that sought by Direct Purchaser Class Plaintiffs. Those suits have been centralized with the class action suits in the District of Massachusetts. Following the Court's August 14, 2015 decision on the motion to dismiss, the Individual Plaintiffs each filed amended complaints on October 1, 2015, and Medicis answered on December 7, 2015. A third non-class action was filed by another retail pharmacy against Medicis on January 26, 2016, and Medicis answered on March 28, 2016. On July 20, 2016, each group of Plaintiffs filed a motion seeking leave to file a proposed amended complaint. The proposed amended complaints seek to reassert alleged sham litigation claims against Medicis; the Direct Purchaser Plaintiffs and the End-Payor Plaintiffs also seek to amend their respective purported class definitions. The Company is evaluating these motions and intends to vigorously defend all of these actions.
Contact Lens Antitrust Class Actions

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L, three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies. The plaintiffs in such suits alleged violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, punitive and/or other damages, including attorneys’ fees. By order dated June 8, 2015, the JPML centralized the suits in the Middle District of Florida, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK, before U.S. District Judge Harvey E. Schlesinger. After the Class Plaintiffs filed a corrected consolidated class action complaint on December 16, 2015, the defendants jointly moved to dismiss those complaints. On June 16, 2016, the Court granted the Defendants' motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act, but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. The actions are currently in discovery. The Company intends to vigorously defend all of these actions.
Intellectual Property
AntiGrippin® Litigation
A suit was brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark. The plaintiff in this matter alleged that Natur Produkt violated Russian competition law by preventing plaintiff from producing and marketing its products under certain brand names. The matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion (being approximately $50 million at the December 4, 2013 decision date). This charge was recognized in the fourth quarter of 2013 in Other expense (income) in the consolidated statements of income. Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the reserve was reversed in the first quarter of 2014 in Other expense (income) in the consolidated statements of income. AnviLab appealed the appeal court’s decision to the cassation court. On June 19, 2014, the cassation court resolved that the matter is within the jurisdiction of the Intellectual Property ("IP") Court in this instance. The hearing before the IP Court was held on July 30, 2014 and August 1, 2014. The IP Court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by AnviLab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. The court of first instance appointed an expert to provide a report on the claimed lost profit amount, which was provided on or about March 10, 2015. Hearings before the court of first instance in this matter were held on March 12, 2015 and April 9, 2015. Following the April 9, 2015 hearing, the court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion. Natur Produkt filed an appeal against this decision, both as to the merits and the quantum of damages, to the appeal court on May 15, 2015. The hearing before the appeal court was held on July 28, 2015 and the court ruled in favor of the plaintiff. Subsequently, Natur Produkt filed an appeal to the IP Court. At a hearing held on October 6, 2015, the IP Court ruled in favor of the plaintiff and upheld the decision of the appeal court. Natur Produkt appealed to the Supreme Court for review of the IP Court’s decision and, on December 30, 2015, the Supreme Court rejected Natur Produkt’s request for appeal. In January 2016, Natur Produkt requested clarification of this decision of the Supreme Court, but it is not anticipated that this request will result in a modification to or reversal of the Supreme Court’s decision to reject Natur Produkt’s appeal. As Natur Produkt’s appeal to the IP Court did not delay enforcement of the appeal court’s decision, Natur Produkt was required to pay the claimed amount of RUR 1.66 billion (being approximately $25 million as of the payment date) to the plaintiff, via bailiffs’ account, on September 28, 2015. The Company recognized the $25 million charge in the third quarter of 2015 in Other (income) expense in the consolidated statements of (loss) income.
Following the decision of the IP Court, AnviLab filed two more claims against Natur Produkt relating to the matter described above (the “Original AnviLab Matter”). The first claim by AnviLab was filed on December 3, 2015 with the Saint Petersburg Arbitration Tribunal (Case No. A-56-89244/2015) and seeks an amount in respect of the interest payable on the amount awarded by the appeal court in the Original AnviLab Matter for the period between the date the amount was awarded by the appeal court (August 4, 2015) and the date AnviLab received the payment (September 29, 2015). A hearing in this matter was held on March 24, 2016 and a subsequent hearing was held on April 14, 2016. The second claim by AnviLab was filed on

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

December 15, 2015 with the Saint Petersburg Arbitration Tribunal (Case No.A-56-23056/2013) and seeks an amount in respect of litigation costs related to Original AnviLab Matter. A hearing in this matter was held on February 25, 2016 and a subsequent hearing was held on April 14, 2016. The Court awarded amounts to AnviLab with respect to each of these claims. For both of these claims, the amount awarded to AnviLab was insignificant. On May 25, 2016, Natur Produkt appealed both of these decisions. The hearing date for Natur Produkt’s appeal respecting the claim for interest has been set for August 16, 2016 and a hearing date for Natur Produkt’s appeal respecting the claim for litigation costs has been set for August 31, 2016.
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Prolensa®, Apriso®, Uceris®, Moviprep® and Acanya® in the United States and Sublinox® in Canada, or other similar suits. These matters are proceeding in the ordinary course.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tables, 550 mg, for which an ANDA has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à r.l. (“Valeant Luxembourg”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent , each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Luxembourg, Alfa Wassermann and Cedars-Sinai (the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter. On June 14, 2016, the Plaintiffs filed an amended complaint adding US patent 9,271,968 (the “‘968 patent”) to this suit.  Alfa Wassermann is the owner of the ‘968 patent, which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg to market Xifaxan® tablets, 550 mg. The Company believes the allegations raised in Actavis’ notice are without merit and intends to vigorously pursue this suit.
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
DOJ Subpoena
On February 1, 2013, Salix received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding sales and promotional practices for its Xifaxan®, Relistor® and Apriso® products. The Company, the United States and the state Medicaid Fraud Control Unit negotiating team have agreed to resolve the investigation as to the Company for approximately $54 million, plus payment of applicable interest and reasonable attorneys’ fees.  In June 2016, the Company and the United States executed a settlement agreement concerning the federal portion of the settlement, which was approved by the Court on June 9, 2016. Pursuant to the terms of the agreement, the Company made a payment of approximately $47 million plus interest on June 20, 2016.  The Company and the states have executed settlement agreements concerning the states’ portion of the settlement. Pursuant to the terms of the agreements, the Company will make a payment of approximately $8 million plus interest by August 18, 2016.  The aggregate amount of the settlement (for both the federal and state portions of the settlement and including the interest and attorneys’ fees payable in connection therewith) was included within the liability recorded at fair value as part of the Salix Acquisition. Following the execution of the settlement concerning the federal claims against Salix, the Company concluded its estimated legal liability relating to this matter, which was initially measured at fair value on the date of the Salix Acquisition, should be reduced by $39 million. The adjustment was recorded in other income in the second quarter of 2016 in the Company's Consolidated statement of loss.
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

18.	SEGMENT INFORMATION
Reportable Segments
The Company has two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of the Company’s segments as of June 30, 2016:

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
Segment Revenues and Profit
Segment revenues and profit for the three-month and six-month periods ended June 30, 2016 and 2015 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015 (restated)
Revenues:
Developed Markets(1)	$1,923.5	$2,237.6	$3,853.4	$3,981.2
Emerging Markets(2)	496.7	494.8	938.4	921.3
Total revenues	2,420.2	2,732.4	4,791.8	4,902.5

Segment profit:
Developed Markets(3)	107.6	678.5	367.2	1,346.2
Emerging Markets(4)	48.4	78.3	66.7	132.9
Total segment profit	156.0	756.8	433.9	1,479.1

Corporate(5)	(77.0)	(61.5)	(223.4)	(130.7)
Restructuring, integration and other costs	(19.5)	(143.4)	(57.5)	(198.4)
In-process research and development impairments and other charges	(17.4)	(12.3)	(17.9)	(12.3)
Acquisition-related costs	—	(9.5)	(1.8)	(23.4)
Acquisition-related contingent consideration	(6.9)	(11.7)	(9.3)	(18.8)
Other income (expense)	45.3	(176.9)	22.7	(183.0)
Operating income	80.5	341.5	146.7	912.5
Interest income	2.1	0.9	3.0	1.8
Interest expense	(472.5)	(412.7)	(899.1)	(710.5)
Loss on extinguishment of debt	—	—	—	(20.0)
Foreign exchange and other	13.1	5.6	6.9	(65.5)
(Loss) income before (recovery of) provision for income taxes	$(376.8)	$(64.7)	$(742.5)	$118.3
____________________________________

(1)
Developed Markets segment revenues reflect incremental product sales revenue in the three-month and six-month periods ended June 30, 2016 from 2015 acquisitions of $24 million and $537 million, respectively, in the aggregate, primarily from the Salix Acquisition and the acquisition of certain assets of Dendreon.

(2)
Emerging Markets segment revenues reflect incremental product sales revenue in the three-month and six-month periods ended June 30, 2016 from 2015 acquisitions of $57 million and $115 million, respectively, in the aggregate, primarily from the Amoun Acquisition.

(3)
Developed Markets segment profit in the three-month and six-month periods ended June 30, 2016 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $808 million and $1.45 billion, respectively, in the aggregate, primarily from the Salix Acquisition, compared with $555 million and $870 million in the corresponding periods of 2015.

(4)
Emerging Markets segment profit in the three-month and six-month periods ended June 30, 2016 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to inventory and identifiable intangible assets of $87 million and $173 million, respectively, in the aggregate, compared with $76 million and $151 million in the corresponding periods of 2015.

(5)
Corporate reflects non-restructuring-related share-based compensation expense of $20 million and $70 million in the three-month and six-month periods ended June 30, 2016, respectively, compared with $14 million and $38 million in the corresponding periods of 2015. The expense in the three-month and six-month periods ended June 30, 2016, included a charge relating to the acceleration of vesting of the performance-based RSUs held by the Company's former Chief Executive Officer. See Note 12 for additional information.

Segment Assets
Total assets by segment as of June 30, 2016 and December 31, 2015 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of June 30, 2016	As of December 31, 2015
Assets:
Developed Markets	$39,897.8	$41,182.7
Emerging Markets	6,693.6	6,897.4
	46,591.4	48,080.1
Corporate	1,070.8	884.4
Total assets	$47,662.2	$48,964.5

19.	SUBSEQUENT EVENTS
Divestiture of Ruconest®
On August 9, 2016, the Company entered into a definitive agreement to divest all North American commercialization rights to Ruconest® (recombinant human C1 esterase inhibitor) to Pharming Group N.V. ("Pharming"). Under the terms of the agreement, Pharming will pay Valeant aggregate consideration of up to $125 million, including an upfront fee of $60 million payable upon closing and certain sales-based milestone payments of up to $65 million. The transaction is subject to customary closing conditions, in addition to Pharming obtaining certain financing.  The carrying values of the assets being sold, including the associated goodwill, were written down to fair value less costs to sell and were classified as assets held for sale, within Prepaids and other current assets in the Consolidated balance sheet, as of June 30, 2016. A loss of $199 million was recorded in Amortization and impairments of finite-lived intangible assets for the three months ended June 30, 2016.
Organizational Change
On August 9, 2016, the Company announced a new organizational structure which will result in a realignment of the current segment structure. Pursuant to this change, which will become effective in the third quarter of 2016, the Company will have three reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx, and (iii) U.S. Diversified Products. The Company will commence reporting under this new structure in the third quarter of 2016.
Proposed Credit Facility Amendment
On August 9, 2016, the Company announced its intention to launch a process to obtain an amendment to our Senior Secured Credit Facilities. Pursuant to the proposed amendment, in order to provide the Company with additional flexibility and to address the limited headroom in its interest coverage ratio maintenance covenant, the Company is seeking to amend the interest coverage maintenance covenant and certain asset sale and debt incurrence baskets that will provide additional flexibility to sell assets and incur debt if the proceeds from either are used to repay term loans.  The proposed amendment must be approved by lenders holding more than 50% of the Company’s loans in principal amount. The Company cannot guarantee that the necessary approvals will be obtained.

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
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended June 30, 2016 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
Additional information relating to the Company, including the 2015 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of August 9, 2016.
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

While we anticipate business development through acquisitions may continue to be a component of our long-term strategy, we expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond, as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 11, 2016 amendment (the "April 2016 amendment") to our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio. Refer to Note 10 titled "LONG-TERM DEBT" of notes to unaudited consolidated financial statements for details related to the April 2016 amendment to our Credit Agreement.
We believe our strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value. In 2016, we plan to continue to execute our strategy to drive growth of key products, progress our research and development pipeline, and execute new product launches. Some of our top priorities include, among others:

•	Maximizing our key therapeutic area businesses including: dermatology, GI, and eye health;

•	Obtaining regulatory approval for brodalumab and latanoprostene bunod, and successfully launching these products and the recently approved Oral Relistor®;

•	Maximizing the success of our new fulfillment arrangements with Walgreen Co. ("Walgreens"), described further under ''Selected Financial Information" below;

•	Reducing outstanding debt levels; and

•	Strengthening our balance sheet and implementing efficient resource allocation.
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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Salix businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, in connection with the acquisition of Salix, we have identified approximately $530 million of cost synergies on an annual run rate basis that have been substantially achieved by the end of 2015. This amount does not include revenue synergies or the benefits of incorporating Salix’s operations into the Company’s corporate structure. We had estimated that we would incur total costs of approximately $300 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by mid-2016. As of June 30, 2016, we have incurred total costs of $240 million, and we do not expect to incur any additional costs beyond 2016.
See Note 6 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our acquisition-related initiatives through June 30, 2016.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015 (restated)	Change
($ in millions, except per share data)	$	$	$	%	$	$	$	%
Revenues	2,420.2	2,732.4	(312.2)	(11)	4,791.8	4,902.5	(110.7)	(2)
Operating expenses	2,339.7	2,390.9	(51.2)	(2)	4,645.1	3,990.0	655.1	16
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(302.3)	(53.0)	(249.3)	470	(676.0)	44.7	(720.7)	NM
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(0.88)	(0.15)	(0.73)	487	(1.96)	0.13	(2.09)	NM
Diluted	(0.88)	(0.15)	(0.73)	487	(1.96)	0.13	(2.09)	NM
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues decreased $312 million, or 11%, to $2.42 billion in the second quarter of 2016 as compared to $2.73 billion in the second quarter of 2015 and decreased $111 million, or 2%, to $4.79 billion in the first half of 2016 as compared to $4.90 billion in the first half of 2015, primarily due to (i) a decline in product sales revenue of $330 million and $620 million, in the aggregate, in the second quarter of 2016 and first half of 2016, respectively, from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below), (ii) a negative foreign currency impact on the existing business of $37 million and $89 million, in the aggregate, in the second quarter of 2016 and first half of 2016, respectively, and (iii) a negative impact from divestitures and discontinuations of $20 million and $42 million, in the aggregate, in the second quarter of 2016 and first half of 2016, respectively, partially offset by (iv) incremental product sales revenue of $80 million and $653 million, in the aggregate, from all 2015 acquisitions in the second quarter of 2016 and first half of 2016, respectively. The above changes are further described below under “Results of Operations—Revenues by Segment”.
In October 2015, we announced that we would be severing all ties with and relating to the Philidor Rx Services, LLC ("Philidor") pharmacy network, which was consolidated as a variable interest entity within our consolidated financial statements as of December 31, 2015. Effective November 1, 2015, we signed a termination agreement terminating all arrangements with and relating to Philidor, other than certain transition services which ended in January 2016, and Philidor was deconsolidated from our consolidated financial statements in the first quarter of 2016. Net sales recognized through Philidor were nominal for the first half of 2016 and represented approximately 6% and 5% of our total consolidated revenue for three-month and six-month periods ended June 30, 2015, respectively.
In December 2015, we announced new fulfillment agreements with Walgreen Co. ("Walgreens"). Under the terms of the brand fulfillment agreement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The programs under this 20-year agreement initially cover certain of our dermatology products, including, among others, Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including, among others, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®, and Addyi®. The program was launched in January 2016 (with respect to the dermatology products) and in February 2016 (with respect to the other products). We also entered into a separate generic fulfillment agreement with Walgreens, which we plan to make available through Walgreens retail pharmacies, initially for a small number of our products and we anticipate expanding to additional products in the future. Net sales recognized through these new fulfillment arrangements with Walgreens represented approximately 3% of our total consolidated revenue for each of the second quarter and first half of 2016.
In May 2016, we formed a new Patient Access and Pricing Committee that is responsible for the pricing of our drugs. The Patient Access and Pricing Committee, overseen by our Board of Directors, includes a multi-disciplinary team of the Company's employees, including doctors, scientists and other executives, and is chaired by our Chairman and Chief Executive Officer.  Effective May 16, 2016, we implemented, pursuant to a recommendation of the Patient Access and Pricing Committee, an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. All future pricing actions, including our previously announced intention to reduce prices of certain of our branded dermatology and ophthalmology products by, on average, approximately 10%, will be subject to review by the Patient Access and Pricing Committee. We expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized prices for our products and may have a significant impact on our revenue trends.
As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales.  Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to both direct and indirect customers.  Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees we pay on all of our products to each wholesaler. Net product sales on these credits are recognized on the date that the wholesaler is notified of the price increase. Provision balances relating to estimated amounts payable to direct customers are netted against accounts receivable, and balances relating to indirect customers are included in accrued liabilities.  The following table displays the provisions recorded to reduce gross product sales to net product sales. Percentages may not add due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015 (restated)
($ in millions)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Gross product sales	3,968.0		3,713.4		7,903.8		6,788.0
Provisions to reduce gross product sales to net product sales
Discounts and allowances	192.3	5	150.3	4	368.1	5	259.7	4
Returns	114.1	3	98.0	3	243.5	3	167.0	2
Rebates	602.8	15	445.0	12	1,195.5	15	809.0	12
Chargebacks	553.5	14	359.8	10	1,145.8	14	709.1	10
Distribution fees	116.6	3	(34.7)	(1)	226.1	3	22.1	—
	1,579.3	40	1,018.4	27	3,179.0	40	1,966.9	29
Net product sales	2,388.7		2,695.0		4,724.8		4,821.1
____________________________________
(1) — As a percentage of gross product sales.
Provisions as a percentage of gross sales increased to 40% for the second quarter and first half of 2016 compared with 27% and 29% in the second quarter and first half of 2015, respectively. The increase was driven primarily by the following factors:

•
an increase in the provisions for discounts and allowances in the second quarter and first half of 2016, mainly driven by higher sales from our generic product portfolio, which typically has higher discounts and allowances.

•
an increase in the provisions for returns in the first half of 2016 due mainly to a favorable change in estimate adjustment recognized in the first half of 2015 due to improved returns experience for Solodyn®, Jublia® and Wellbutrin XL® as a result of our increased promotional efforts (including managed care contracting and co-pay assistance programs), which lowered the inventory level in the distribution channel for these promoted products.  The increase in the return provisions is partially offset by improved returns experience for Wellbutrin XL® product sales due to increased utilization by the U.S. government;

•
an increase in the provisions for rebates in the second quarter and first half of 2016 driven primarily by increased sales of products which carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. Specifically, the comparisons were impacted primarily by higher provisions for rebates, including managed care rebates for Jublia® and the co-pay assistance programs for launch products and other promoted products including Onexton®, Retin-A Micro® Microsphere 0.08% (“RAM 0.08%”), and Solodyn®, as well as the Salix products;

•
an increase in the provisions for chargebacks in the second quarter and first half of 2016 as a result of increased utilization and higher chargeback discounts given to the U.S. government in connection with product sales for Minocin®, Isuprel®, Ativan® and Targretin®; and

•
higher distribution service fees due to lower offsetting price appreciation credits, which credits offset against the total distribution service fees we pay on all of our products to each wholesaler, realized in the second quarter and first half of 2016 as compared to the amounts realized in the second quarter and first half of 2015. Price appreciation credits in the first half of 2016 decreased primarily due to lower and fewer price increase actions taken in the first half of 2016 and lower inventory levels at the wholesalers impacted by those price increases. Net reduction to the distribution service fees provisions from price appreciation credits decreased from $108 million and $127 million in the second quarter and first half of 2015, respectively, to nil and $3 million in the second quarter and first half of 2016, respectively.

During the fourth quarter of 2015, we identified a misclassification between previously reported “Gross product sales” and “Provisions to reduce gross product sales to net product sales” in the table above. This misclassification did not impact “Net product sales” as reported in the Consolidated statements of (loss) income. For the second quarter and first half of 2015, we previously reported “Gross product sales” of $3.97 billion and $7.22 billion, respectively, and “Provisions to reduce gross product sales to net product sales” of $1.27 billion and $2.38 billion, respectively, which after adjusting for the misclassification, the “Gross product sales” should have been $3.71 billion and $6.79 billion, respectively and “Provisions to reduce gross product sales to net product sales” should have been $1.02 billion and $1.95 billion, respectively, prior to reflecting the effect of the restatement ($21 million) as disclosed in Note 2 titled “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” of notes to unaudited consolidated financial statements. This misclassification relates to the presentation of gross product sales and related provisions for sales through Philidor, subsequent to the consolidation of Philidor in December 2014. The amounts reflected in the table above reflect the correction of this misclassification, as well as the effect of the restatement.
Changes in Net (Loss) Income Attributable to Valeant Pharmaceuticals International, Inc.
Net loss attributable to Valeant Pharmaceuticals International, Inc. in the second quarter of 2016 increased $249 million, or 470%, to $302 million, compared to $53 million in the second quarter of 2015, reflecting the following factors: (i) a decline in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $284 million in the second quarter of 2016, (ii) an increase in non-operating expenses driven mainly by interest expense, partially offset by (iii) a decrease in operating expenses driven mainly by a decrease in other (income) expense and restructuring, integration and other costs, partially offset by an increase in amortization and impairments of finite-lived intangible assets.
Net loss attributable to Valeant Pharmaceuticals International, Inc. in the first half of 2016 was $676 million, compared with net income attributable to Valeant Pharmaceuticals International, Inc. of $45 million in the first half of 2015, reflecting the following factors: (i) a decline in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $186 million in the first half of 2016, (ii) an increase in operating expenses driven mainly by an increase in amortization and impairments of finite-lived intangible assets, selling, general and administrative expenses, and research and development expense, partially offset by a decrease in other (income) expense and restructuring, integration and other costs, and (iii) an increase in non-operating expenses driven mainly by interest expense.
The above changes are further described below under “Results of Operations”.
RESULTS OF OPERATIONS
Reportable Segments
We have two operating and reportable segments: (i) Developed Markets and (ii) Emerging Markets. The following is a brief description of our segments as of June 30, 2016:

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

Revenues By Segment

The following table displays revenues by segment for the second quarters and first halves of 2016 and 2015, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015 (restated)		Change
($ in millions)	$	%	$	%	$	%	$	%	$	%	$	%
Developed Markets	1,923.5	79	2,237.6	82	(314.1)	(14)	3,853.4	80	3,981.2	81	(127.8)	(3)
Emerging Markets	496.7	21	494.8	18	1.9	—	938.4	20	921.3	19	17.1	2
Total revenues	2,420.2	100	2,732.4	100	(312.2)	(11)	4,791.8	100	4,902.5	100	(110.7)	(2)
Total revenues decreased $312 million, or 11%, to $2.42 billion in the second quarter of 2016 as compared to $2.73 billion in the second quarter of 2015, and decreased $111 million, or 2%, to $4.79 billion in the first half of 2016 as compared to $4.90 billion in the first half of 2015. The decline was mainly attributable to the effect of the following factors:
Developed Markets segment:

•
a decline in product sales revenue from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $320 million and $618 million in the second quarter and first half of 2016, respectively, primarily as a result of lower average realized prices resulting from (i) higher managed care rebates (dermatology, GI, and neurology), (ii) lower price appreciation credits (dermatology, ophthalmology, GI, and Neurology), (iii) the new fulfillment agreement with Walgreens (dermatology), and (iv) higher group purchasing organization rebates on Nitropress® and Isuprel®, refer to “Selected Financial Information” for further details.  To a lesser extent, the decline in products sales was due to: (i) lower volumes in dermatology (mainly attributable to Jublia®, Solodyn® and Ziana®) due to the termination of the Philidor relationship, (ii) continued declines in Neurology driven by generic competition (Xenazine®, Mestinon®, Ammonul® and Sodium Edecrin) and (iii) lower volumes on Nitropress product sales. These factors were partially offset by higher volumes in GI, driven by Xifaxan® and Uceris®;

•
a negative foreign currency exchange impact on the existing business of $12 million in the first half of 2016 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Canadian dollar and Australian dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar; and

•
a negative impact from divestitures and discontinuations of $14 million and $27 million related to a number of individually immaterial products in the second quarter and first half of 2016, respectively.

These factors were partially offset by:

•
the incremental product sales revenue of $24 million and $537 million, in the aggregate, in the second quarter and first half of 2016, respectively, from all 2015 acquisitions, primarily from the acquisitions of Salix (mainly driven by Xifaxan®, as well as Zegerid®, Uceris®, Apriso® and Relistor® product sales) and certain assets of Dendreon Corporation ("Dendreon") (Provenge® product sales). Of the $24 million increase in the second quarter of 2016, a nominal portion of the increase was attributable to price increases. Of the $537 million increase in the first half of 2016, less than 25% of such amount was attributable to price increases implemented subsequent to such 2015 acquisitions (primarily related to such price increases for Omeprazole, Isuprel®, Nitropress®, Apriso®, Zegerid®, and Relistor®). Price appreciation credits for the second quarter and first half of 2016 related to product sales from 2015 acquisitions were nominal due lower and fewer price increases taken during those periods. Regarding the Salix Acquisition, wholesaler inventory levels were reduced to approximately 1.3 months at June 30, 2016 (as compared to approximately 1.8 months at December 31, 2015). Overall, our U.S. wholesaler inventory levels for branded products, excluding generic products, were approximately 1.5 months at both June 30, 2016 and December 31, 2015.

Emerging Markets segment:

•
a decline in product sales revenue from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $10 million and $1 million in the second quarter and first half of 2016, respectively, primarily due to decline in volumes in Eastern Europe as a result of our effort to reduce wholesaler inventory levels in Russia and Poland (our wholesaler inventory levels in Russia and Poland, in the aggregate, approximated 3.3 months at June 30, 2016, as compared to approximately four to five months during 2015, partially offset by an increase in product sales in Asia and Latin America;

•
a negative foreign currency exchange impact on the existing business of $38 million and $77 million in the second quarter and first half of 2016, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Mexican peso, Egyptian pound, Russian ruble, Brazilian real, and Chinese yuan; and

•
a negative impact from divestitures and discontinuations of $7 million and $15 million related to a number of individually immaterial products in the second quarter and first half of 2016, respectively, primarily from Eastern Europe and Latin America.

These factors were partially offset by:

•
the incremental product sales revenue of $57 million and $115 million, in the aggregate, in the second quarter and first half of 2016, respectively, from all 2015 acquisitions, primarily the acquisition of Amoun Pharmaceutical Company S.A.E. ("Amoun") (the "Amoun Acquisition").

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
The following table displays profit by segment for the second quarters and first halves of 2016 and 2015, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit.

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015 (restated)		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Developed Markets	107.6	6	678.5	30	(570.9)	(84)	367.2	10	1,346.2	34	(979.0)	(73)
Emerging Markets	48.4	10	78.3	16	(29.9)	(38)	66.7	7	132.9	14	(66.2)	(50)
Total segment profit	156.0	6	756.8	28	(600.8)	(79)	433.9	9	1,479.1	30	(1,045.2)	(71)
____________________________________
(1) — Represents profit as a percentage of the corresponding segment revenues.
Total segment profit decreased $601 million, or 79%, to $156 million in the second quarter of 2016 as compared to $757 million in the second quarter of 2015, and decreased $1.05 billion, or 71%, to $434 million in the first half of 2016 as compared to $1.48 billion in the first half of 2015, mainly attributable to the effect of the following factors:
Developed Markets segment:

•
a decline in contribution from product sales from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $287 million and $582 million in the second quarter and first half of 2016, respectively. Refer to "—Revenues By Segment" above for additional details;

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $302 million and $824 million, in the aggregate, in the second quarter and first half of 2016, respectively, primarily associated with the 2015 acquisitions within the segment (primarily Salix);

•
a decrease in contribution related to divestitures and discontinuations of $10 million and $21 million related to a number of individually immaterial products in the second quarter and first half of 2016, respectively; and

•
a negative foreign currency exchange impact on the existing business contribution of $9 million in the first half of 2016 due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Canadian dollar and Australian dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar.

These factors were partially offset by:

•
an increase in contribution of $8 million and $412 million, in the aggregate, from all 2015 acquisitions in the second quarter and first half of 2016, respectively, primarily from the 2015 acquisitions of Salix (mainly driven by Xifaxan®, as well as Zegerid®, Uceris®, Apriso® and Relistor® product sales) and certain assets of Dendreon (Provenge® product sales), including expenses for acquisition accounting adjustments related to inventory of $8 million and $35 million, in the aggregate, in the second quarter and first half of 2016, respectively; and

•
a favorable impact of $20 million and $45 million related to the existing business acquisition accounting adjustments related to inventory in the second quarter and first half of 2015, respectively, that did not similarly occur in the second quarter and first half of 2016.

Emerging Markets segment:

•
a decline in contribution from product sales from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $21 million and $40 million, respectively. Refer to "—Revenues By Segment" above for additional details;

•
a negative foreign currency exchange impact on the existing business contribution of $20 million and $41 million in the second quarter and first half of 2016, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Mexican peso, Egyptian pound, Russian ruble, Brazilian real, and Chinese yuan; and

•
an increase in operating expenses (including amortization and impairments of finite-lived intangible assets) of $14 million and $30 million in the second quarter and first half of 2016, respectively, primarily associated with the 2015 acquisitions within the segment (primarily the Amoun Acquisition); and

•
a decrease in contribution related to divestitures and discontinuations of $4 million and $9 million related to a number of individually immaterial products in the second quarter and first half of 2016, respectively.

These factors were partially offset by:

•	an increase in contribution of $30 million and $58 million, from all 2015 acquisitions, primarily the Amoun Acquisition, in the second quarter and first half of 2016, respectively.
Operating Expenses
The following table displays the dollar amount of each operating expense category for the second quarters and first halves of 2016 and 2015, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		Change		2016		2015 (restated)		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	647.3	27	669.9	25	(22.6)	(3)	1,267.5	26	1,177.8	24	89.7	8
Cost of other revenues	10.5	—	15.2	1	(4.7)	(31)	20.2	—	29.5	1	(9.3)	(32)
Selling, general and administrative	671.5	28	685.5	25	(14.0)	(2)	1,484.1	31	1,259.3	26	224.8	18
Research and development	124.3	5	81.1	3	43.2	53	227.4	5	136.9	3	90.5	66
Amortization and impairments of finite-lived intangible assets	887.6	37	585.4	21	302.2	52	1,582.1	33	950.6	19	631.5	66
Restructuring, integration and other costs	19.5	1	143.4	5	(123.9)	(86)	57.5	1	198.4	4	(140.9)	(71)
In-process research and development impairments and other charges	17.4	1	12.3	—	5.1	41	17.9	—	12.3	—	5.6	46
Acquisition-related costs	—	—	9.5	—	(9.5)	(100)	1.8	—	23.4	—	(21.6)	(92)
Acquisition-related contingent consideration	6.9	—	11.7	—	(4.8)	(41)	9.3	—	18.8	—	(9.5)	(51)
Other (income) expense	(45.3)	(2)	176.9	6	(222.2)	NM	(22.7)	—	183.0	4	(205.7)	NM
Total operating expenses	2,339.7	97	2,390.9	88	(51.2)	(2)	4,645.1	97	3,990.0	81	655.1	16
____________________________________
(1) — Represents the percentage for each category as compared to total revenues.
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold decreased $23 million, or 3%, to $647 million in the second quarter of 2016 as compared to $670 million in the second quarter of 2015, primarily due to:

•	decrease in cost of goods sold due to decline in sales volumes. Refer to "—Revenues By Segment" above for additional details;

•	a decrease of $6 million in the second quarter of 2016 related to divestitures and discontinuations related to a number of individually immaterial products; and

•
a decrease in cost of goods sold due to foreign currency exchange impact due to the strengthening of the U.S. dollar against certain currencies, including the Mexican peso, Egyptian pound, Russian ruble and Brazilian real.

Those factors were partially offset by:

•	an increase of $43 million in the second quarter related to the 2015 acquisitions, primarily from the Salix Acquisition and the Amoun Acquisition.
Cost of goods sold increased $90 million, or 8%, to $1.27 billion in the first half of 2016 as compared to $1.18 billion in the first half of 2015, primarily due to:

•	an increase of $183 million in the first half of 2016, related to the 2015 acquisitions, primarily from the Salix Acquisition, the acquisition of certain assets of Dendreon, and the Amoun Acquisition.
Those factors were partially offset by:

•	decrease in cost of goods sold due to decline in sales volumes. Refer to "—Revenues By Segment" above for additional details;

•	a decrease of $13 million in the first half of 2016, related to divestitures and discontinuations related to a number of individually immaterial products; and

•
a decrease in cost of goods sold due to foreign currency exchange impact due to the strengthening of the U.S. dollar against certain currencies, including the Mexican peso, Egyptian pound, Russian ruble and Brazilian real.

As a percentage of revenue, Cost of goods sold was 27% and 26% for the second quarter and first half of 2016, respectively, as compared to 25% and 24% for the second quarter and first half of 2015, respectively. The increase in the cost of goods sold percentage was primarily a result of:

•	an unfavorable impact on margin from foreign currency exchange in the second quarter and first half of 2016;

•	lower dermatology revenues in the second quarter and first half of 2016 due to the termination of the Philidor relationship;

•
lower neurology revenues in the second quarter and first half of 2016 due to generic competition for Xenazine®, Mestinon®, Ammonul® and Sodium Edecrin® and lower average realized prices on Nitropress® and Isuprel®; and

•
an unfavorable impact from sales of Provenge® (acquired as part of the acquisition of certain assets of Dendreon in the first quarter of 2015) and the Amoun portfolio, which represent lower margin products as compared to our overall product portfolio.

Those factors were partially offset by:

•
a favorable impact from sales of certain products acquired in the Salix Acquisition in the second quarter of 2015 (such as Xifaxan®), which represent higher margin products as compared to our overall product portfolio.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") decreased $14 million, or 2%, to $672 million in the second quarter of 2016 as compared to $686 million in the second quarter of 2015. As a percentage of revenue, SG&A was 28% in the second quarter of 2016 as compared to 25% in the second quarter of 2015. SG&A in the second quarter of 2016 was impacted primarily by:

•	lower expenses of $48 million incurred by the U.S. operations, primarily due to lower advertising and promotional expenses; and

•	a favorable impact from foreign currency exchange of $13 million in the second quarter of 2016.
Those factors were partially offset by:

•	higher expenses of $29 million related to 2015 acquisitions, including the acquisition of Sprout Pharmaceuticals, Inc. (the "Sprout Acquisition") and the Amoun Acquisition; and

•
professional fees of $10 million in the second quarter of 2016 in connection with recent legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices.

SG&A increased $225 million, or 18%, to $1.48 billion in the first half of 2016 as compared to $1.26 billion in the first half of 2015. As a percentage of revenue, SG&A was 31% in the first half of 2016 as compared to 26% in the first half of 2015. SG&A in the first half of 2016 was impacted primarily by:

•
higher expenses of $173 million related to 2015 acquisitions, including the Salix Acquisition, the acquisition of Sprout Pharmaceuticals, Inc. (the "Sprout Acquisition"), the Amoun Acquisition and the acquisition of certain assets of Dendreon;

•
incremental expense of $37 million, in the aggregate, recognized in the first quarter of 2016, primarily related to termination benefits that our former Chief Executive Officer is entitled to as a result of his termination, consisting of (i) pro-rata vesting of performance-based restricted stock units ("RSUs") (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (ii) a cash severance payment, and (iii) a pro-rata annual cash bonus. See Note 12 titled "SHARE-BASED COMPENSATION" of notes to the unaudited consolidated financial statements for detailed information; and

•
professional fees of $39 million incurred in the first half of 2016 in connection with recent legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices.

Those factors were partially offset by:

•	a favorable impact from foreign currency exchange of $32 million in the first half of 2016.
Research and Development Expenses
Research and development expenses increased $43 million, or 53%, to $124 million in the second quarter of 2016 as compared to $81 million in the second quarter of 2015, and increased $91 million, or 66%, to $227 million in the first half of 2016 as compared to $137 million in the first half of 2015, primarily due to the development programs related to the Company's dermatology product portfolio (including IDP-118, which is a fixed combination product with two different mechanisms of action for treating psoriasis), as well as spending on brodalumab and programs acquired in the Salix Acquisition.
The following provides an update on the products that were assigned Prescription Drug User Fee Act ("PDUFA") action dates in 2016 by the U.S. Food and Drug Administration (the "FDA"):

•
Latanoprostene bunod ophthalmic solution 0.024%, an intraocular pressure ("IOP") lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension. In September 2015, we announced that the FDA has accepted for review the New Drug Application ("NDA") for this product and set a PDUFA action date of July 21, 2016. On July 22, 2016, we announced that we had received a Complete Response Letter from the FDA regarding the NDA for this product. The concerns raised by the FDA in this letter pertain to a Current Good Manufacturing Practice (CGMP) inspection at B&L’s manufacturing facility in Tampa, Florida where some deficiencies were identified by the FDA, but do not identify any efficacy or safety concerns with respect to the NDA or additional clinical trials needed for the approval of the NDA. We are in the process of addressing the FDA concerns.  We do not currently believe that there will be any material financial impact to the Company as a result of this matter;

•
Oral Relistor® is a tablet for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain. In September 2015, we announced that the FDA accepted for review the NDA for Oral Relistor®, and the FDA assigned a PDUFA action date of April 19, 2016. In April 2016, we announced that the FDA had extended the PDUFA action date for Oral Relistor® to July 19, 2016 to allow for a full review of our responses to certain information requests from the FDA. On July 19, 2016, the FDA approved Oral Relistor® for the treatment of opioid-induced constipation in adults with chronic non-cancer pain and we expect to commence sales of Relistor® tablets in the U.S. in the third quarter of 2016; and

•
Brodalumab is an IL-17 receptor monoclonal antibody for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Regulatory submission in both the U.S. and the European Union occurred in November 2015. In January 2016, we announced that the FDA accepted for review the Biologics License Application ("BLA") for brodalumab, and the FDA assigned a PDUFA action date of November 16, 2016. On July 19, 2016, the Dermatologic and Ophthalmic Drug Advisory Committee appointed by the FDA voted by a margin of 18 to 0 for the approval of brodalumab injection, 210 mg, for adult patients with moderate-to-severe plaque psoriasis with conditions related to product labeling and post-marketing / risk management obligations.

Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $302 million, or 52%, to $888 million in the second quarter of 2016 as compared to $585 million in the second quarter of 2015, and increased $632 million, or 66%, to $1.58 billion in the first half of 2016 as compared to $951 million in the first half of 2015, primarily due to (i) amortization of 2015 acquisitions in first half of 2016 (primarily the Salix Acquisition, Sprout Acquisition and Amoun Acquisition) that did not similarly exist in the second quarter and first half of 2015, including an increase in amortization of $73 million and $274 million, respectively, mainly related to the Xifaxan® product brands, which include Xifaxan® 550 mg for the treatment of irritable bowel syndrome with diarrhea in adults ("Xifaxan® IBS-D") since its approval date in May 2015, acquired as part of the Salix Acquisition, and (ii) an impairment loss of $199 million recognized in the second quarter of 2016 as a result of the intangible assets related to Ruconest®, inclusive of goodwill of $37 million, being classified as assets held for sale as of June 30, 2016, refer to Note 19 titled "SUBSEQUENT EVENTS" of notes to unaudited consolidated financial statements for further details.
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
Restructuring, Integration and Other Costs

We recognized restructuring, integration and other costs of $20 million and $58 million in the second quarter and first half of 2016, respectively, primarily related to the Salix Acquisition, as well as other smaller acquisitions, compared with $143 million and $198 million in the second quarter and first half of 2015, respectively.
Refer to Note 6 titled "RESTRUCTURING, INTEGRATION AND OTHER COSTS" of notes to unaudited consolidated financial statements for further details.
In-process Research and Development Impairments and Other Charges
In the second quarter and first half of 2016, we recognized an in-process research and development charge of $17 million and $18 million, respectively, primarily related to a write-off of $14 million in the second quarter of 2016 due to the termination of the development program for Cirle 3-dimensional surgical navigation technology, resulting from a feasibility analysis.
In each of the second quarter and first half of 2015, we recognized an in-process research and development charge of $12 million related to the write-off of the Arestin® Peri-Implantitis development program, resulting from analysis of a Phase 3 study data.
Acquisition-Related Contingent Consideration
In the second quarter and first half of 2016, we recognized an acquisition-related contingent consideration loss of $7 million and $9 million, respectively. The net loss was primarily driven by accretion for the time value of money, partially offset by fair value adjustments to reflect our projected revenue forecast for Relistor® and Addyi®.
In the second quarter and first half of 2015, we recognized an acquisition-related contingent consideration loss of $12 million and $19 million, respectively. The net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”) and the Salix Acquisition.
Other (Income) Expense
In the second quarter and first half of 2016, we recognized other income of $45 million and $23 million, respectively, primarily due to (i) a favorable adjustment of $39 million to the legal accruals recognized as part of the Salix Acquisition in the second quarter of 2016 as a result of the recent settlement of the investigation regarding Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products, see Note 17 titled "LEGAL PROCEEDINGS" of notes to unaudited consolidated financial statements for further details, and (ii) a net gain of $11 million from the sales of assets and businesses as well as the termination of certain license rights in the second quarter of 2016, including the divestiture of a portfolio of neurology medical device products to Stryker Corporation and the termination of our right to develop and commercialize brodalumab in Europe, see Note 5 titled “DIVESTITURES” and Note 4 titled “ACQUISITIONS” of notes to unaudited consolidated financial statements for further details, partially offset by (iii) a loss of $18 million recognized in the first quarter of 2016 upon deconsolidation of Philidor at the end of January 2016.
In the second quarter and first half of 2015, we recognized other expense of $177 million and $183 million, respectively, primarily due to a post-combination expense of $168 million, in the aggregate, related to the acceleration of unvested restricted stock for Salix employees (including $3 million of related payroll taxes) in connection with the Salix Acquisition.
Non-Operating Income (Expense)
The following table displays the dollar amounts of each non-operating income or expense category in the second quarters and first halves of 2016 and 2015 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
($ in millions; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	2.1	0.9	1.2	133	3.0	1.8	1.2	67
Interest expense	(472.5)	(412.7)	(59.8)	14	(899.1)	(710.5)	(188.6)	27
Loss on extinguishment of debt	—	—	—	—	—	(20.0)	20.0	(100)
Foreign exchange and other	13.1	5.6	7.5	134	6.9	(65.5)	72.4	NM
Total non-operating expense	(457.3)	(406.2)	(51.1)	13	(889.2)	(794.2)	(95.0)	12
__________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $60 million, or 14%, to $473 million in the second quarter of 2016 as compared to $413 million in the second quarter of 2015, primarily due to an increase of (i) $28 million related to an increase in interest rate applicable to our term loans and revolving credit facility under our senior secured credit facilities as a result of the April 2016 amendment, (ii) $15 million related to higher debt balances driven by the issuances of incremental term loans in connection with the Salix Acquisition, as well as higher borrowings under our revolving credit facility, and (iii) $15 million related to non-cash amortization and write-off of debt discounts and debt issuance costs.
Interest expense increased $189 million, or 27%, to $899 million in the first half of 2016 as compared to $711 million in the first half of 2015, primarily due to an increase of (i) $135 million related to the issuances of senior unsecured notes, primarily in connection with the Salix Acquisition, (ii) $54 million related to our term loans, primarily due to issuances as part of the Salix Acquisition, (iii) $36 million related to increase in interest rates, primarily due to an increase in interest rate applicable to our term loans and revolving credit facility under our senior secured credit facilities as a result of the April 2016 amendment, (iv) $14 million related to higher borrowings under our revolving credit facility, (iv) $25 million related to non-cash amortization and write-off of debt discounts and debt issuance costs, partially offset by (v) a decrease of $72 million related to financing costs associated with the commitment letter entered into in connection with the Salix Acquisition in the first quarter of 2015, which did not similarly occur in 2016.
Loss on Extinguishment of Debt
In the first half of 2015, we recognized losses of $20 million related to the redemption of the 6.875% senior notes due December 2018 (the "December 2018 Notes") in February 2015.
Foreign Exchange and Other
In the first half of 2015, we recognized foreign exchange and other losses of $66 million primarily due to (i) a net foreign exchange loss of $38 million on intercompany loans, driven by a euro-denominated intercompany loan and (ii) the $26 million loss recognized in the first quarter of 2015 in connection with the foreign currency forward-exchange contracts entered into in March 2015, refer to Note 7 titled "FAIR VALUE MEASUREMENTS" of notes to unaudited consolidated financial statements for further details.
Income Taxes
The following table displays the dollar amounts of the total (Recovery of) provision for income taxes in the second quarters and first halves of 2016 and 2015 and the dollar and percentage change in the dollar amount of the total provision for income taxes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015 (restated)	Change
($ in millions)	$	$	$	%	$	$	$	%
(Recovery of) provision for income taxes	(72.8)	(13.1)	(59.7)	456	(65.6)	71.4	(137.0)	NM
____________________________________

NM — Not meaningful
In the second quarter of 2016, we recognized an income tax benefit of $73 million, comprised of $73 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax provision of an immaterial amount related to Canadian income taxes.  In the first half of 2016, we recognized an income tax benefit of $66 million, comprised of $66 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax provision of an immaterial amount related to Canadian income taxes.  In the second quarter of 2016, our effective tax rate was different from our statutory Canadian tax rate due to tax expense generated from our annualized mix of earnings by jurisdiction, the discrete treatment of an adjustment to the accrual established for legal expenses and a significant impairment of an intangible asset, the recording of valuation allowance on entities for which no tax benefit of losses is expected and the quarterly accrual of interest on uncertain tax positions. In the first half of 2016, our effective tax rate was different from our statutory Canadian tax rate due to tax expense generated from our annualized mix of earnings by jurisdiction, the discrete treatment of an adjustment to the accrual established for legal expenses and a significant impairment of an intangible asset, the recording of valuation allowance on entities for which no tax benefit of losses is expected and the quarterly accrual of interest on uncertain tax positions.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary sources of cash include: cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: funding ongoing operations, interest and principal payments, securities repurchases, restructuring activities and business development transactions. The following table displays cash flow information for the first halves of 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
($ in millions)	$	$	$	%
Net cash provided by operating activities	1,006.2	901.6	104.6	12
Net cash used in investing activities	(62.1)	(13,885.7)	13,823.6	(100)
Net cash (used in) provided by financing activities	(692.3)	13,631.6	(14,323.9)	NM
Effect of exchange rate changes on cash and cash equivalents	3.3	(12.1)	15.4	NM
Net increase in cash and cash equivalents	255.1	635.4	(380.3)	(60)
Cash and cash equivalents, beginning of period	597.3	322.6	274.7	85
Cash and cash equivalents, end of period	852.4	958.0	(105.6)	(11)
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities increased $105 million, or 12%, to $1.01 billion in the first half of 2016 as compared to $902 million in the first half of 2015, primarily due to:

•	the inclusion of cash flows in the first half of 2016 from all 2015 acquisitions, including the Salix Acquisition and the Amoun Acquisition;

•
a decreased investment in working capital of $563 million in the first half of 2016, primarily related to (i) a true-up payment of $110 million, related to price appreciation credits, received in the first quarter of 2016 under a distribution service agreement with one of our wholesalers, (ii) the post-acquisition build up in accounts receivable in the first half of 2015 related to the Salix Acquisition and the acquisition of certain assets of Marathon where minimal accounts receivable balances were acquired, which did not similarly occur in the first half of 2016, and (iii) the impact of changes related to timing of payments and receipts in the ordinary course of business;

•
payment of $168 million in the second quarter of 2015 for outstanding restricted stock that was accelerated in connection with the Salix Acquisition, which did not similarly occur in the first half of 2016; and

•	lower payments of $61 million related to restructuring, integration and other costs, primarily attributable to payments made in the first half of 2015 in connection with the acquisition of B&L.

Those factors were partially offset by:

•
lower operating cash flows generated from existing business which resulted from the decline in product sales experienced in the first half of 2016. Refer to "—Revenues By Segments" above for additional details; and

•
higher interest payments in the first half of 2016 due to higher borrowings, primarily resulted from the issuances of debt in connection with the Salix Acquisition and an increase in interest rate applicable to our term loans and revolving credit facility under our senior secured credit facilities as a result of the April 2016 amendment.

Investing Activities
Net cash used in investing activities was $62 million in the first half of 2016, primarily due to:

•	uses of cash of $128 million related to purchases of property, plant and equipment; and

•	reduction of cash of $30 million which resulted from the deconsolidation of Philidor in the first quarter of 2015.
Those factors were partially offset by:

•
proceeds from sale of assets and businesses, net of costs to sell, of $111 million, in the aggregate, primarily related to the sale of a portfolio of neurology medical device products in the second quarter of 2016. See Note 5 titled "DIVESTITURES" of notes to unaudited consolidated financial statements for further details.

Net cash used in investing activities was $13.89 billion in the first half of 2015, primarily due to:

•
uses of cash of $13.94 billion, in the aggregate, related to purchases of businesses (net of cash acquired) and intangible assets, driven by the Salix Acquisition and the acquisition of certain assets of both Dendreon and Marathon in the first half of 2015; and

•	uses of cash of $113 million related to purchases of property, plant and equipment.
Those factors were partially offset by:

•	net proceeds of $185 million from settlement of derivative contracts assumed as part of the Salix Acquisition.
Financing Activities
Net cash used in financing activities was $692 million in the first half of 2016, primarily due to:

•	repayments of $1.27 billion under our senior secured credit facilities in the first half of 2016;

•	payment of deferred consideration of $500 million in the first quarter of 2016 in connection with the Sprout Acquisition; and

•	payments of $65 million in connection with the April 2016 amendment.
Those factors were partially offset by:

•	borrowings of $1.22 billion under our revolving credit facility in the first quarter of 2016.
Net cash provided by financing activities was $13.63 billion in the first half of 2015, primarily due to:

•
aggregated net proceeds of approximately $16.49 billion related to debt and equity issuances in the first half of 2015 which were utilized to fund the Salix Acquisition in the second quarter of 2015, consisting of (i) net proceeds of $10 billion related to the issuance of the senior notes in March 2015, (ii) net proceeds of $5.06 billion, in the aggregate, related to the issuance of incremental term loans under the Series A-4 Tranche A Term Loan Facility and the Series F Tranche B Term Loan Facility, and (iii) net proceeds of $1.43 billion related to the issuance of common stock in March 2015;

•	net proceeds of $992 million from the issuance of the 2023 Notes in the first quarter of 2015; and

•	net proceeds of $250 million related to the issuance of incremental term loans under the Series A-3 Tranche A Term Loan Facility in the first quarter of 2015.

Those factors were partially offset by:

•	uses of cash of $3.12 billion related to the redemption of the convertible notes assumed in the Salix Acquisition in the second quarter of 2015;

•	net repayments of $165 million under our revolving credit facility in the first half of 2015; and

•	uses of cash of $500 million in connection with the redemption of the December 2018 Notes in the first quarter of 2015.
See Note 10 titled "LONG-TERM DEBT" of notes to the unaudited consolidated financial statements for additional information regarding the financing activities described above.
Debt and Liquidity
Long-term debt (including the current portion) decreased $21 million to $31.07 billion as of June 30, 2016 as compared to December 31, 2015, primarily due to repayments under our senior secured credit facilities in the first half of 2016, partially offset by borrowings under our revolving credit facility in the first quarter of 2016 to fund the $500 million payment of deferred consideration in connection with the Sprout Acquisition and for general corporate purposes. Refer to Cash Flows above and See Note 10 titled "LONG-TERM DEBT" of notes to the unaudited consolidated financial statements for detailed information regarding our long-term debt.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our senior secured credit facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $4.67 billion and total liabilities of $1.85 billion as of June 30, 2016, and revenues of $794 million and operating income of $91 million for the six-month period ended June 30, 2016.
Our primary sources of liquidity are our cash, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity or equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months and beyond. However, to the extent necessary or desirable, we may seek additional debt financing, issue additional equity or equity-linked securities or sell assets to finance our operations, future growth or for other general corporate purposes. We have commitments approximating $85 million for expenditures related to property, plant and equipment, inclusive of our previously announced commitment to expand our Canadian manufacturing and export capacity in Steinbach, Manitoba and Laval, Quebec. In addition, in connection with the Sprout Acquisition, we have a contractual obligation for expenditures of at least $200 million with respect to Addyi® for selling, general and administrative, marketing and research and development expenses from the period commencing January 1, 2016 through June 30, 2017. We expect the volume and size of acquisitions to be minimal in 2016 and possibly beyond, as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio.
Our current corporate credit rating is B2 for Moody’s Investors Service (“Moody's”) and B for Standard & Poor’s Ratings Services (“Standard & Poor's”). Standard & Poor's has revised the rating outlook from creditwatch positive to stable on June 8, 2016. Any downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital. The current outlooks and credit ratings from Moody's and Standard & Poor's for certain of our outstanding obligations are as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B2	Ba2	B3	Negative
Standard & Poor’s	B	BB-	B-	Stable
As of June 30, 2016, we were in compliance with all of the covenants under the agreements governing our outstanding debt. The delay in filing our 2015 Form 10-K resulted in a violation of covenants contained in our Credit Agreement and senior note indentures, for which we received several notices of default in April 2016 in respect of certain series of our senior notes. All defaults under the Credit Agreement resulting from the failure to timely deliver the 2015 Form 10-K were waived by the requisite lenders under our Credit Agreement by the April 2016 amendment, and the 2015 Form 10-K was filed within the extended timeframe granted to us as part of that amendment and waiver.  The default under our senior note indentures arising from the failure to timely file the 2015 Form 10-K was cured in all respects by the filing of the 2015 Form 10-K on April 29, 2016. In addition, the Company's delay in filing the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016 Form 10-Q”) resulted in a violation of covenants contained in the Company's senior note indentures, for which the Company received a notice of default in May 2016 and an additional notice of default in June 2016 in respect of certain series of our senior notes. Any defaults under the Credit Agreement resulting from the failure to timely deliver the March 31, 2016 Form 10-Q were waived by the requisite lenders under the Credit Agreement by the April 2016 amendment and the March 31, 2016 Form 10-Q was filed within the extended timeframe granted to the Company as part of that amendment and waiver. The default under the Company’s and Valeant's senior note indentures arising from the failure to timely file the March 31, 2016 Form 10-Q was cured in all respects by the filing of the March 31, 2016 Form 10-Q on June 7, 2016. See Note 10 titled “LONG-TERM DEBT” of notes to unaudited consolidated financial statements for additional information regarding the amendment and waiver to our Credit Agreement and these notices of default.
The Company’s Senior Secured Credit Facilities contain specified quarterly financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio).  We are currently, and expect to remain, in compliance with these financial maintenance covenants over the next twelve months. With the slower than forecasted recovery in our dermatology business and delayed acceleration of Salix revenues, we have limited headroom in complying with the interest coverage ratio maintenance covenant.  We have and will continue to take steps to improve our profitability, including revenue growth initiatives and/or the implementation of certain cost efficiency initiatives, including rationalizing our SG&A spend.  We believe these initiatives can and will allow us to meet our financial maintenance covenants.
Details regarding the financial maintenance covenants in our Senior Secured Credit Facilities can be found in our Credit Agreement (and amendments thereto), which are incorporated by reference as exhibits to the 2015 Form 10-K and/or this Form 10-Q.  The Company is required to maintain a secured leverage ratio as of the last day of each quarter of 2.50 to 1.00 or less.  The Company is required to maintain an interest coverage ratio as of the last day of each quarter of at least 2.75 to 1.00 through the financial quarter ending March 31, 2017, and then 3.00 to 1.00 for each quarter thereafter. The Company's compliance with its financial maintenance covenants under the Credit Agreement is calculated using its "Consolidated Adjusted EBITDA" (as defined in the Credit Agreement) for the four quarter period then ended.  Under the terms of the Credit Agreement, the calculation of Consolidated Adjusted EBITDA adds back certain agreed upon expenses and charges, subtracts certain agreed upon non-cash gains and may include certain pro forma adjustments for acquisitions and divestitures.  When calculating the expected interest coverage ratio pursuant to the Credit Agreement, the Company takes into account the pro forma interest treatment for debt payments provided for in the Credit Agreement.
Further, as disclosed in Note 19 titled "SUBSEQUENT EVENTS" of notes to unaudited consolidated financial statements, we are seeking an amendment to our Senior Secured Credit Facilities, which includes a reduction in our interest coverage ratio maintenance covenant, in order to provide the Company with additional flexibility and to address our limited headroom in complying with the interest coverage ratio maintenance covenant as described above.  If we are unable to obtain the amendment to our Senior Secured Credit Facilities, or if the recovery we are forecasting in our dermatology business and acceleration of Salix revenues and our cost rationalization initiatives are not effective and our actual future results are below our estimates, we may fail to comply with one or both of these financial maintenance covenants.
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
As of June 30, 2016, our short-term portion of long-term debt totaled $294 million, in the aggregate. We believe our existing cash and cash generated from operations will be sufficient to cover our debt maturities as they become due. If we do not generate sufficient cash flow to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital and we cannot assure you that such transactions will be on favorable terms.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

The following table summarizes our contractual obligations related to our long-term debt, including interest, as of June 30, 2016:

	Payments Due by Period
	Total	2016	2017 and 2018	2019 and 2020	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest	40,689.4	866.2	8,225.2	12,638.8	18,959.2
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
At August 4, 2016, we had 347,535,488 issued and outstanding common shares. In addition, as of August 4, 2016, we had outstanding 3,707,015 stock options and 2,854,081 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 2,263,352 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,543,208 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the recently issued new accounting guidance (adopted and not adopted as of June 30, 2016) is contained in Note 3 titled "SIGNIFICANT ACCOUNTING POLICIES" of notes to the unaudited consolidated financial statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; the expected benefits of our acquisitions and other transactions, such as cost savings, operating synergies and growth potential of the Company; the impact of material weaknesses in our internal control over financial reporting; our liquidity and our ability to satisfy our debt maturities as they become due; the proposed amendment to our Senior Secured Credit Facilities; the impact of our distribution, fulfillment and other third party arrangements; proposed price reductions and limitations; changes in management; our ability to reduce debt levels; our ability to reduce certain inventory levels; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Credit Agreement and senior note indentures; the changes in our forecast for the fiscal year 2016; and our impairment assessments, including the assumptions used therein and the results thereof.
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

•
following the recent annual general meeting, our ability to manage the transition to our new Board of Directors (many of whom are newly or recently appointed directors) and the success of these individuals in their new roles as members of the Board of Directors of the Company;

•
changes in and reorganizations to our business structure, including any changes to our operating and reporting segments, and the effects of such changes, including any impairment that may occur as a result of the impairment analysis that is required to be conducted in connection with such changes;

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

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the recent public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor, and/or the completed review by the Ad Hoc Committee of our Board of Directors or the subject matter thereof;

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina Department of Justice) and any pricing controls or price reductions that may be sought or imposed (or that we may elect to implement) on our products as a result thereof (such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the FDA, and the results thereof, such as the recent cGMP inspection by the FDA of the Company's manufacturing facility in Tampa, Florida and the deficiencies identified in connection therewith, as described in the Complete Response Letter received by the Company from the FDA regarding the NDA for latanoprostene bunod ophthalmic solution 0.024%;

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

•	our ability to service and repay our existing or any future debt, including our ability to reduce our outstanding debt levels during 2016 in accordance with our stated intention;

•	our ability to successfully launch, negotiate, obtain the requisite lender approval for and enter into an amendment to our Senior Secured Credit Facilities and the terms of any such amendment;

•	any further downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

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

•
the potential divestiture of certain of our assets or businesses and our ability to successfully complete any future divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such future divestitures on our Company, including the reduction in the size or scope of our business or market share, any loss on sale or any adverse tax consequences suffered as a result of such divestitures;

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

•	our ability to retain, motivate and recruit executives and other key employees and the termination or resignation of executives or key employees;

•	our ability to implement effective succession planning for our executives and key employees;

•	our ability to successfully manage the transition to new executives and key employees, such as our new Corporate Controller and new General Counsel;

•
our implemented pricing actions, including the decision of the Company to take no further price increases on, and to implement an enhanced rebate program with respect to, our Nitropress® and Isuprel® products, and any future pricing actions we may take following review by the Patient Access and Pricing Committee (including with respect to our previously announced intention to reduce prices of certain of our branded dermatology and ophthalmology products), as well as any proposed or future legislative price controls or price regulation, including mandated price reductions, that may impact our products;

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

•
the success of our recent and future fulfillment and other arrangements with Walgreens, including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, pharmacy benefit managers ("PBMs"), third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, whether the anticipated increased volume across all distribution channels resulting from such arrangements will offset the impact of lower average selling prices associated with these arrangements and our ability to successfully negotiate improvements to our arrangements with Walgreens;

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

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the instability in Brazil, Russia, Ukraine, Argentina, Egypt, certain other countries in Africa and the Middle East, and the adverse economic impact and related uncertainty caused by the United Kingdom's decision to leave the European Union (Brexit));

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

•
once the additional limitations in our Credit Agreement (as amended by the April 2016 amendment) restricting our ability to make acquisitions are no longer applicable, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company and that may in the future be acquired by the Company, once the additional limitations in our Credit Agreement (as amended by the April 2016 amendment) restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions, such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, and the achievement of the anticipated benefits from such acquisitions and integrations, as well as risks associated with the acquired companies, businesses and products;

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

•	the impact of the upcoming United States elections, including any healthcare reforms arising therefrom, including with respect to pricing controls;

•	potential ramifications, including financial penalties, relating to the restatement by Salix of its historical financial results prior to our acquisition of Salix in April 2015;

•	illegal distribution or sale of counterfeit versions of our products;

•	interruptions, breakdowns or breaches in our information technology systems; and

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
Interest Rate Risk

As of June 30, 2016, we had $17.78 billion and $11.98 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1.50 billion principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of June 30, 2016, including the debt denominated in Euros, was $16.34 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $706 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $750 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $112 million in our Consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
The unaudited financial statements for the six months ended June 30, 2015 included in this Form 10-Q have been restated. For additional information, refer to the Explanatory Note and Note 2 titled "RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS" of notes to the unaudited consolidated financial statements.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of June 30, 2016, due to the existence of the material weaknesses in the Company’s internal control over financial reporting, as further described in Item 9A of our 2015 Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Remediation of Material Weaknesses

The Company has identified and implemented, and continues to implement, certain remediation efforts to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures. These remediation efforts began in the first half of 2016 and are ongoing. The following remediation steps are among the measures taken or commenced during the first half of 2016:

•
During the first quarter of 2016, the Company placed its former Corporate Controller on administrative leave and, subsequently, identified and hired a new Corporate Controller, who commenced employment with the Company on May 31, 2016;

•
The Board requested that the Company’s former Chief Financial Officer resign from the Board and the former Chief Financial Officer did not stand for re-election to the Board at the Company’s annual general shareholder meeting, held in June 2016;

•
In the second quarter of 2016, the Company identified the relevant members of senior management whose compensation was impacted, determined the impact to such individual’s compensation and informed each individual of this decision;

•
In the second quarter of 2016, the Company engaged a third party to conduct a tone at the top and enterprise risk review and make appropriate recommendations to ensure that the Company’s tone at the top is appropriate, demonstrates a commitment to integrity and ethical values and supports a robust internal control environment that mitigates risk of inappropriate behavior, accounting errors or irregularities, and promotes appropriate disclosures. This risk review commenced in the second quarter of 2016 and the Company anticipates that this review will be completed by the end of the third quarter of 2016;

•
In the second quarter of 2016, the Company engaged a third party to develop and provide training programs with respect to proper revenue recognition accounting and the Company’s internal control over financial reporting framework for the Company’s Executive Management Team, Business Unit Leaders, Business Unit Vice Presidents of Finance and Accounting, and certain other officers and/or employees. This training program commenced in the second quarter of 2016 and it is ongoing;

•
With respect to the fourth quarter of 2015 and the first and second quarters of 2016, members of the ARC conducted quarterly private sessions with the Company’s business unit leaders and their Vice Presidents in the Finance and Accounting areas to ensure a candid and timely dialogue regarding accounting and financial reporting matters, including but not limited to significant unusual transactions and the business purposes thereof, significant changes in business terms and/or conditions, tone at the top and the level of senior management pressure to meet key performance measures. Quarterly sessions are planned for subsequent quarters; and

•
Commencing at the end of the first quarter of 2016 and continuing in the second quarter of 2016, certain independent Board members began to attend certain of the Company’s planning and forecasting telephone conferences to monitor, and, if necessary, address any tone at the top, management override, corporate governance, internal control, or accounting and financial reporting issues. Future attendance is scheduled for subsequent quarters and it is intended that independent Board members will also begin to periodically attend the Company’s business reviews.

•
With respect to the remediation relating to non-standard revenue transactions, the Company has developed a remediation plan, which identifies the necessary remediation measures (including enhancements to policies, procedures and internal controls), and will commence the execution of such plan in the second half of 2016. For further information on these remediation measures, see “Remediation of Material Weaknesses” in Item 9A of our 2015 Form 10-K.

Changes in Internal Control Over Financial Reporting
Other than the applicable remediation efforts described above that were implemented or commenced in the second quarter of 2016, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
For information concerning legal proceedings, reference is made to Note 17 titled "LEGAL PROCEEDINGS" of notes to the unaudited consolidated financial statements included under Part I, Item 1, of this Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three-month period ended June 30, 2016.
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

10.2
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

10.3	Form of Executive Retention Letter Agreement, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2016, which is incorporated by reference herein.†
10.4
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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: August 9, 2016	/s/ JOSEPH C. PAPA
Joseph C. Papa Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	/s/ ROBERT L. ROSIELLO
Robert L. Rosiello Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, dated as of April 25, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.2
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

10.3	Form of Executive Retention Letter Agreement, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2016, which is incorporated by reference herein.†
10.4
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