Form 10-Q
period 2016-09-30
Valeant Pharmaceuticals International, Inc.
filed 2016-11-09
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Common shares, no par value — 347,669,858 shares outstanding as of November 3, 2016.

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
In the 2015 Form 10-K, we restated our consolidated financial statements for the year ended, and unaudited financial information for the quarter ended, December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the six-month period ended June 30, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and the nine-month period ended September 30, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. The unaudited financial statements for the nine-month period ended September 30, 2015 included in this Form 10-Q have been restated, see Note 2 titled "RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS" of notes to the unaudited consolidated financial statements for additional details regarding the restatement.
As of December 31, 2015, management determined that the Company did not maintain effective internal control over financial reporting due to the existence of material weaknesses related to tone at the top of the organization and non-standard revenue transactions, particularly at or near quarter ends. As of September 30, 2016, due to the existence of these material weaknesses, management has concluded that the Company’s disclosure controls and procedures were not effective.  See Item 4 of this Form 10-Q and Item 9A of the 2015 Form 10-K for further information.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to Euros, and references to RUR are to Russian rubles. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2016.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; the impact of material weaknesses in our internal control over financial reporting; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Credit Agreement and senior note indentures; the changes in our forecast for the fiscal year 2016; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, pending investigations by the U.S. Senate Special Committee on Aging and the U.S. House Committee on Oversight and Government Reform, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the document subpoena from the New Jersey State Bureau of Securities, the pending investigation by the California Department of Insurance, a number of pending putative class action litigations in the U.S. and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
our ability to manage the transition to our new management team (including our new Chairman and Chief Executive Officer, new Chief Financial Officer, new General Counsel, and new Controller and Chief Accounting Officer), the success of new management in assuming their new roles and the ability of new management to implement and achieve the strategies and goals of the Company as they develop;

•	our ability to manage the transition to our new Board of Directors and the success of these individuals in their new roles as members of the Board of Directors of the Company;

•	the impact of the changes in and reorganizations to our business structure, including changes to our operating and reportable segments;

•
the effect of the misstatements identified in, and the resultant restatement of, certain of our previously issued financial statements and results; the material weaknesses in our internal control over financial reporting identified by the Company; and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that has arisen or may arise as a result;

•
the effectiveness of the remediation measures and actions already implemented or currently being implemented to remediate the material weaknesses in our internal control over financial reporting identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our results and the impact such measures may have on the Company and our businesses;

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

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina Department of Justice) and any pricing controls or price adjustments that may be sought or imposed (or that we may elect to implement) on our products as a result thereof (such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products or the decision to take no pricing adjustments on our dermatology and ophthalmology products in 2016);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA"), and the results thereof, such as the recent inspections by the FDA of the Company's facilities in Tampa, Florida and Rochester, New York, and the results thereof, and the recently announced delay by the FDA of the Prescription Drug User Fee Act (“PDUFA”) date upon which it would announce its decision whether to approve our new drug application for our brodalumab product;

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any subsequent financial statements or other filings and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•	our substantial debt (and potential additional future indebtedness) and current and future debt service obligations and their impact on our financial condition, cash flows and results of operations;

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

•	our ability to service and repay our existing or any future debt, including our ability to reduce our outstanding debt levels in accordance with our stated intention;

•	any further downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
our ability to raise additional funds, as needed, in light of our current and projected levels of operations, general economic conditions (including capital market conditions) and any restrictions or limitations imposed by the financial and other covenants of our debt agreements with respect to incurring additional debt;

•
any further reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2016 or beyond, which could lead to, among other things, (i) a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or senior note indentures, and/or (ii) impairment in the goodwill associated with certain of our reporting units (including our Salix reporting unit) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units (such as the Salix reporting unit of our Branded Rx operating segment) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets;

•
the proposed or potential divestiture of certain of our assets or businesses and our ability to successfully complete any future divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such future divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant write-downs of goodwill, or any adverse tax consequences suffered as a result of such divestitures;

•
our shift in focus to minimal business development activity through acquisitions in 2016 and the foreseeable future as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by our Credit Agreement, including as contained in the April 2016 amendment that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

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

•	our ability to retain, motivate and recruit executives and other key employees, including subsequent to retention payments being paid out;

•	our ability to implement effective succession planning for our executives and key employees;

•
our implemented pricing actions, including the decision of the Company to take no further price increases on, and to implement an enhanced rebate program with respect to, our Nitropress® and Isuprel® products and to take no pricing adjustments in 2016 on its dermatology and ophthalmology products, and any future pricing actions we may take following review by our recently established Patient Access and Pricing Committee (which will be responsible for pricing of our drugs), as well as any proposed or future legislative price controls or price regulation, including mandated price reductions, that may impact our products;

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

•
our ability to effectively operate, stabilize and grow our businesses in light of the challenges that the Company currently faces, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our pricing, distribution and other practices, reputational harm and limitations on the way we conduct business imposed by the covenants in our Credit Agreement senior note indentures and the agreements governing our other indebtedness;

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

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets (including the challenges created by new and different regulatory regimes in such countries and the need to comply with applicable anti-bribery and economic sanctions laws and regulations);

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the current or recent instability in Brazil, Russia, Ukraine, Argentina, Egypt, certain other countries in Africa and the Middle East, the devaluation of the Egyptian pound, and the adverse economic impact and related uncertainty caused by the United Kingdom's decision to leave the European Union (Brexit));

•	our ability to reduce or maintain wholesaler inventory levels in certain countries such as Russia and Poland, in-line with our targeted levels for such markets;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

•
the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;

•
once the additional limitations in our Credit Agreement (including as contained in the April 2016 amendment) restricting our ability to make acquisitions are no longer applicable, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company and that may in the future be acquired by the Company, once the additional limitations in our Credit Agreement (including as contained in the April 2016 amendment) restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions, such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, the risks associated with the acquired companies, businesses and products and our ability to achieve the anticipated benefits and synergies from such acquisitions and integrations, including as a result of cost-rationalization and integration initiatives. Factors impacting the achievement of anticipated benefits and synergies may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions;

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

v

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

•
the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or recalls or withdrawals of products from the market;

•
the mandatory or voluntary recall or withdrawal of our products from the market (such as the recent voluntary recall of our PeroxiClear® product in the U.S. and Canada) and the costs associated therewith;

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

•
compliance by the Company or our third party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;

•
the impacts of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;

•
the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its business and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;

•	the impact of the current United States elections, including any healthcare reforms arising therefrom, including with respect to pricing controls;

•
potential ramifications, including legal sanctions and/or financial penalties, relating to the restatement by Salix Pharmaceuticals, Ltd. ("Salix") of its historical financial results prior to our acquisition of Salix in April 2015;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	As of September 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$658.5	$597.3
Trade receivables, net	2,708.4	2,686.9
Inventories, net	1,300.1	1,256.6
Prepaid expenses and other current assets	1,006.8	966.4
Total current assets	5,673.8	5,507.2
Property, plant and equipment, net	1,462.0	1,441.8
Intangible assets, net	20,509.4	23,083.0
Goodwill	17,450.1	18,552.8
Deferred tax assets, net	452.3	156.0
Other long-term assets, net	213.6	223.7
Total assets	$45,761.2	$48,964.5

Liabilities
Current liabilities:
Accounts payable	$358.7	$433.7
Accrued and other current liabilities	3,391.8	3,859.1
Acquisition-related contingent consideration	87.3	196.8
Current portion of long-term debt	59.0	823.0
Total current liabilities	3,896.8	5,312.6
Acquisition-related contingent consideration	898.0	959.1
Long-term debt	30,386.2	30,265.4
Pension and other benefit liabilities	190.3	190.4
Liabilities for uncertain tax positions	112.3	120.2
Deferred tax liabilities, net	5,839.0	5,902.4
Other long-term liabilities	165.0	184.6
Total liabilities	41,487.6	42,934.7
Commitments and contingencies (Note 17)
Equity
Common shares, no par value, unlimited shares authorized, 347,669,423 and
342,926,531 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10,034.4	9,897.4
Additional paid-in capital	325.9	304.9
Accumulated deficit	(4,614.1)	(2,749.7)
Accumulated other comprehensive loss	(1,578.9)	(1,541.6)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	4,167.3	5,911.0
Noncontrolling interest	106.3	118.8
Total equity	4,273.6	6,029.8
Total liabilities and equity	$45,761.2	$48,964.5

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(All dollar amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015 (restated)
Revenues
Product sales	$2,443.6	$2,748.2	$7,168.4	$7,569.3
Other revenues	36.0	38.6	103.0	120.0
	2,479.6	2,786.8	7,271.4	7,689.3
Operating Expenses
Cost of goods sold (exclusive of amortization and impairments of
finite-lived intangible assets shown separately below)	649.2	634.6	1,916.7	1,812.4
Cost of other revenues	8.8	13.6	29.0	43.1
Selling, general and administrative	660.9	697.6	2,145.0	1,956.9
Research and development	100.8	101.6	328.2	238.5
Amortization and impairments of finite-lived intangible assets	807.1	679.2	2,389.2	1,629.8
Goodwill impairment	1,049.0	—	1,049.0	—
Restructuring and integration costs	20.7	75.6	78.2	274.0
In-process research and development impairments and other charges	36.0	95.8	53.9	108.1
Acquisition-related costs	—	7.0	1.8	30.4
Acquisition-related contingent consideration	9.0	3.8	18.3	22.6
Other expense (income)	1.1	30.2	(21.6)	213.2
	3,342.6	2,339.0	7,987.7	6,329.0
Operating (loss) income	(863.0)	447.8	(716.3)	1,360.3
Interest income	2.5	0.7	5.5	2.5
Interest expense	(469.6)	(420.2)	(1,368.7)	(1,130.7)
Loss on extinguishment of debt	—	—	—	(20.0)
Foreign exchange (loss) gain and other	(2.3)	(34.0)	4.6	(99.5)
(Loss) income before (recovery of) provision for income taxes	(1,332.4)	(5.7)	(2,074.9)	112.6
(Recovery of) provision for income taxes	(113.3)	(57.4)	(178.9)	14.0
Net (loss) income	(1,219.1)	51.7	(1,896.0)	98.6
Less: Net (loss) income attributable to noncontrolling interest	(0.7)	2.2	(1.6)	4.4
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(1,218.4)	$49.5	$(1,894.4)	$94.2

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(3.49)	$0.14	$(5.47)	$0.28
Diluted	$(3.49)	$0.14	$(5.47)	$0.27

Weighted-average common shares outstanding (in millions)
Basic	349.5	344.9	346.5	340.8
Diluted	349.5	351.0	346.5	347.2

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015 (restated)
Net (loss) income	$(1,219.1)	$51.7	$(1,896.0)	$98.6
Other comprehensive loss
Foreign currency translation adjustment	(4.8)	(173.2)	(37.5)	(548.3)
Pension and postretirement benefit plan adjustments	(0.6)	(0.5)	(1.6)	(1.4)
Other comprehensive loss	(5.4)	(173.7)	(39.1)	(549.7)
Comprehensive loss	(1,224.5)	(122.0)	(1,935.1)	(451.1)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.9)	0.4	(3.4)	2.2
Comprehensive loss attributable to Valeant Pharmaceuticals International, Inc.	$(1,223.6)	$(122.4)	$(1,931.7)	$(453.3)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts expressed in millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015 (restated)
Cash Flows From Operating Activities
Net (loss) income	$(1,896.0)	$98.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	2,532.5	1,768.4
Amortization and write-off of debt discounts and debt issuance costs	89.2	123.7
In-process research and development impairments	20.0	108.1
Acquisition accounting adjustment on inventory sold	38.1	97.7
(Gain) loss on disposals of assets and businesses, net	(11.0)	9.2
Acquisition-related contingent consideration	18.3	22.6
Allowances for losses on accounts receivable and inventories	95.9	46.4
Deferred income tax benefit	(310.3)	(61.1)
(Reductions) additions to accrued legal settlements	(32.1)	31.9
Payments of accrued legal settlements	(67.8)	(32.1)
Goodwill impairment	1,049.0	—
Loss on deconsolidation	18.4	—
Share-based compensation	134.0	111.4
Foreign exchange (gain) loss	(14.6)	96.6
Loss on extinguishment of debt	—	20.0
Payment of contingent consideration adjustments, including accretion	(26.6)	(19.8)
Other	(12.2)	(13.6)
Changes in operating assets and liabilities:
Trade receivables	(30.9)	(656.0)
Inventories	(166.3)	(184.9)
Prepaid expenses and other current assets	117.7	(252.0)
Accounts payable, accrued and other liabilities	29.2	344.7
Net cash provided by operating activities	1,574.5	1,659.8

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(18.5)	(14,001.7)
Acquisition of intangible assets and other assets	(48.1)	(58.1)
Purchases of property, plant and equipment	(181.1)	(163.7)
Reduction of cash due to deconsolidation	(30.2)	—
Proceeds from sales and maturities of short-term investments	—	50.2
Net settlement of assumed derivative contracts	—	184.6
Settlement of foreign currency forward exchange contracts	—	(26.3)
Purchases of marketable securities	(1.4)	(24.5)
Proceeds from sale of marketable securities	16.5	—
Proceeds from sale of assets and businesses, net of costs to sell	131.4	2.8
Increase in restricted cash and cash equivalents	—	(5.2)
Net cash used in investing activities	(131.4)	(14,041.9)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	1,219.9	16,925.8
Repayments of long-term debt	(1,917.1)	(1,387.2)
Short-term debt borrowings	2.7	6.9
Short-term debt repayments	(2.8)	(7.1)
Repayments of convertible notes assumed	—	(3,122.8)
Issuance of common stock, net	—	1,433.7
Repurchases of common shares	—	(50.0)
Proceeds from exercise of stock options	33.1	29.1
Payment of employee withholding tax upon vesting of share-based awards	(9.1)	(85.8)
Payments of contingent consideration	(93.9)	(129.4)
Payments of deferred consideration	(516.6)	—
Payments of financing costs	(96.4)	(101.7)
Other	(8.1)	(10.0)
Net cash (used in) provided by financing activities	(1,388.3)	13,501.5
Effect of exchange rate changes on cash and cash equivalents	6.4	(22.0)
Net increase in cash and cash equivalents	61.2	1,097.4
Cash and cash equivalents, beginning of period	597.3	322.6
Cash and cash equivalents, end of period	$658.5	$1,420.0

Non-Cash Investing and Financing Activities
Acquisition of businesses, contingent and deferred consideration obligations at fair value (Restated)	$—	$(744.5)
Acquisition of businesses, debt assumed	—	(3,129.2)
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Valeant Pharmaceuticals International, Inc. (the “Company”) is a multinational, specialty pharmaceutical and medical device company, continued under the laws of the Province of British Columbia, that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
This footnote discloses the nature of the restatement matters described below and shows the impact of the restatement matters on the Company's consolidated financial statements for the nine months ended September 30, 2015.
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
The following tables summarize the Consolidated Statement of Income and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015, as reported on the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 26, 2015, compared to the restated financial statements. The individual restatement matters that underlie the restatement adjustments are described below and are reflected and quantified, as applicable, in the footnotes to the below tables.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Nine Months Ended September 30,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Revenues
Product sales	$7,590.1	$(20.8)	$7,569.3	(a)
Other revenues	120.0	—	120.0
	7,710.1	(20.8)	7,689.3
Expenses
Cost of goods sold (exclusive of amortization and impairments of finite-lived
intangible assets shown separately below)	1,864.9	(52.5)	1,812.4	(a)
Cost of other revenues	43.1	—	43.1
Selling, general and administrative	1,956.9	—	1,956.9
Research and development	238.5	—	238.5
Amortization and impairment of finite-lived intangible assets	1,629.8	—	1,629.8
Restructuring and integration costs	274.0	—	274.0
In-process research and development impairments and other changes	108.1	—	108.1
Acquisition-related costs	26.3	4.1	30.4	(b)
Acquisition-related contingent consideration	22.6	—	22.6
Other expense	213.2	—	213.2
	6,377.4	(48.4)	6,329.0
Operating income	1,332.7	27.6	1,360.3
Interest income	2.5	—	2.5
Interest expense	(1,130.7)	—	(1,130.7)
Loss on extinguishment of debt	(20.0)	—	(20.0)
Foreign exchange loss and other	(99.5)	—	(99.5)
Income before provision for income taxes	85.0	27.6	112.6
Provision for income taxes	10.4	3.6	14.0	(c)
Net income	74.6	24.0	98.6
Less: Net income attributable to noncontrolling interest	4.4	—	4.4
Net income attributable to Valeant Pharmaceuticals International, Inc.	$70.2	$24.0	$94.2

Earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.21	$0.07	$0.28
Diluted	$0.20	$0.07	$0.27

Weighted-average common shares (in millions)
Basic	340.8		340.8
Diluted	347.2		347.2

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
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015 (As Previously Reported)	Restatement Adjustments	2015 (Restated)	Restatement Ref
Cash Flow From Operating Activities
Net income	$74.6	$24.0	$98.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including impairments of finite-lived intangible assets	1,768.4	—	1,768.4
Amortization and write-off of debt discounts and debt issuance costs	123.7	—	123.7
In-process research and development impairments	108.1	—	108.1
Acquisition accounting adjustment on inventory sold	97.7	—	97.7
Acquisition-related contingent consideration	22.6	—	22.6
Allowances for losses on accounts receivable and inventories	46.4	—	46.4
Deferred income taxes(1)	(64.7)	3.6	(61.1)	(c)
Loss on disposal of assets and liabilities	9.2	—	9.2
Additions to accrued legal settlements	31.9	—	31.9
Payments of accrued legal settlements	(32.1)	—	(32.1)
Share-based compensation	111.4	—	111.4
Foreign exchange loss	96.6	—	96.6
Loss on extinguishment of debt	20.0	—	20.0
Payment of contingent consideration adjustments, including accretion	(19.8)	—	(19.8)
Other	(13.6)	—	(13.6)
Changes in operating assets and liabilities:
Trade receivables	(656.0)	—	(656.0)
Inventories	(132.4)	(52.5)	(184.9)	(a)
Prepaid expenses and other current assets	(252.0)	—	(252.0)
Accounts payable, accrued and other liabilities(1)	319.8	24.9	344.7	(a), (b)
Net cash provided by operating activities	1,659.8	—	1,659.8

Net cash used in investing activities	(14,041.9)	—	(14,041.9)

Net cash provided by financing activities	13,501.5	—	13,501.5

Effect of exchange rate changes on cash and cash equivalents	(22.0)	—	(22.0)
Net increase in cash and cash equivalents	1,097.4	—	1,097.4
Cash and cash equivalents, beginning of period	322.6	—	322.6
Cash and cash equivalents, end of period	$1,420.0	$—	$1,420.0

Non- Cash Investing and Financing Activities
Acquisition of businesses, contingent consideration at fair value	$(783.3)	$38.8	$(744.5)	(d)
Acquisition of businesses, debt assumed	(3,129.2)	—	(3,129.2)
________________________

(1)
As described in Note 3, the Consolidated Statement of Cash Flows reflects a reclassification of $14 million related to a change in income taxes payable which increased deferred income taxes and decreased accounts payable, accrued and other liabilities within the cash flow from operating activities.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements (the “unaudited consolidated financial statements”) have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in the Company’s 2015 Form 10-K. The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2015, except for those policies affected by the adoption of the new accounting guidance on employee share-based payment transactions as described below. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods.
During the third quarter of 2016, the Company changed its reportable segments to (i) Bausch + Lomb / International, (ii) Branded Rx, and (iii) U.S. Diversified Products. As a result, the prior period presentation has been recast to conform to the current segment reporting structure. Refer to Note 18 for additional information.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Such amounts include a reclassification of $14 million related to a change in income taxes payable that increased deferred income taxes and decreased accounts payable, accrued and other liabilities within changes in operating assets and liabilities within cash flow from operating activities of the Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2015.
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
In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification include the accounting for income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt this guidance in the third quarter of 2016 with January 1, 2016

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

being the effective date of adoption pursuant to the transition requirement of this new guidance. The impact of the adoption of this guidance is as follows:

•
Excess tax benefits and tax deficiencies, representing the realized tax effect on the difference between share-based compensation costs deductible for tax purposes and for accounting purposes, are recognized prospectively in the provision for income taxes instead of additional paid-in capital. As a result of the adoption, a cumulative-effect adjustment of $30 million was recorded to deferred tax asset and accumulated deficit as of January 1, 2016 for the previously unrecognized excess tax benefits. The Company is required to apply this aspect of the guidance retrospectively as if the adoption is effective as of January 1, 2016. However, given the adoption impact for the six months ended June 30, 2016 was insignificant (less than $2 million for the three months ended March 31, 2016 and less than $1 million for the three months ended June 30, 2016), the Company recorded the cumulative adoption impact for the six months ended June 30, 2016 in the three months ended September 30, 2016;

•
Excess tax benefits are classified as operating cash flows instead of financing cash flows effective January 1, 2016 and the Company has elected to apply this requirement on a retrospective basis. As a result of the adoption, cash flows provided by operating activities decreased by $1 million for the three months ended March 31, 2016 and for the six months ended June 30, 2016 and cash flows provided by (used in) financing activities increased by $1 million for the three months ended March 31, 2016 and decreased by $1 million for the six months ended June 30, 2016. The adoption impact on the corresponding comparative periods in 2015 includes an increase in cash flows provided by operating activities of $18 million, $26 million and $22 million for three months ended March 31, 2015, for the six months ended June 30, 2015 and for the nine months ended September 30, 2015, respectively, with a corresponding decrease in cash flows provided by financing activities of the same amounts in the respective periods;

•
The calculation of diluted weighted-average number of common shares excludes excess tax benefits and tax deficiencies in the calculation of assumed proceeds under the treasury stock method prospectively effective January 1, 2016. Accordingly, the diluted weighted-average number of common shares outstanding increased by 0.6 million for the three months ended March 31, 2016, decreased by 0.1 million for the three months ended June 30, 2016, and increased by 0.2 million for the six months ended June 30, 2016. The adoption of this aspect of the guidance did not have an effect on the Company's previously reported diluted earnings per share for the three months ended March 31, 2016 and June 30, 2016 as well as for the six months ended June 30, 2016 given the Company reported a net loss for each of those periods; and

•	The Company elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.
Recently Issued Accounting Standards, Not Adopted as of September 30, 2016
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations of whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, the FASB issued amendments to certain aspects of the new revenue guidance (including transition, collectability, noncash consideration and the presentation of sales and other similar taxes) and provided certain practical expedients. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted but not before the annual reporting period (and interim reporting period) beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is evaluating the impact of adoption of this guidance on its financial position and results of operations.

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
In February 2016, the FASB issued new guidance on leases. The new guidance will increase transparency and comparability among organizations that lease buildings, equipment, and other assets by recognizing the assets and liabilities that arise from lease transactions. Current off-balance sheet leasing activities will be required to be reflected on balance sheets so that investors and other users of financial statements can more readily and accurately understand the rights and obligations associated with these transactions. Consistent with the current lease standard, the new guidance addresses two types of leases: finance leases and operating leases. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current GAAP. Operating leases will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with operating leases under existing GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exception. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities. The new guidance is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2018. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations, the statement of cash flows and disclosures.
In June 2016, the FASB issued new guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and the statement of cash flows.
In August 2016, the FASB issued new guidance which adds or clarifies the classification of certain cash receipts and payments in the statement of cash flows (including debt prepayment or debt extinguishment costs, contingent consideration payment after a business combination, and distributions received from equity method investees). The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of adoption of this guidance on the statement of cash flows.
In October 2016, the FASB issued new guidance which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

permitted. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations, the statement of cash flows and disclosures.
In October 2016, the FASB issued new guidance which amends consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations, the statement of cash flows and disclosures.

4.	ACQUISITIONS
The Company completed an immaterial business combination in the first quarter of 2016. No business combinations or asset acquisitions were completed in the second or third quarter of 2016.
Business combinations in 2015 included the following:
Amoun
Description of the Transaction
On October 19, 2015, the Company acquired Mercury (Cayman) Holdings, the holding company of Amoun Pharmaceutical Company S.A.E. (“Amoun”), for consideration of approximately $906 million, including contingent payments (the “Amoun Acquisition”).  Amoun develops and markets a wide range of pharmaceutical brands in therapeutic areas such as anti-hypertensives, broad spectrum antibiotics, and anti-diarrheals primarily in North Africa and the Middle East.
Fair Value of Consideration Transferred
The fair value of consideration transferred to effect the Amoun Acquisition consisted of $847 million in cash, plus contingent consideration based upon the achievement of specified sales-based milestones. The range of potential milestone payments as of the acquisition date is from nil, if none of the milestones are achieved, to a maximum of up to approximately $75 million over time, if all milestones are achieved, in the aggregate. The total fair value of the contingent consideration of $59 million as of the acquisition date was determined using probability-weighted discounted cash flows. Refer to Note 7 for additional information regarding contingent consideration. The Company recognized a post-combination expense of $12 million within Other expense (income) in the fourth quarter of 2015 related to cash bonuses paid to Amoun employees.
Assets Acquired and Liabilities Assumed
The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Date (as previously reported)(a)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2016 (as adjusted)
Cash	$43.5	$—	$43.5
Accounts receivable(b)	64.2	—	64.2
Inventories	37.9	—	37.9
Other current assets	12.2	—	12.2
Property, plant and equipment	96.4	(1.0)	95.4
Identifiable intangible assets, excluding acquired in-process research and development ("IPR&D")(c)	528.0	(7.8)	520.2
Acquired IPR&D	18.5	1.0	19.5
Other non-current assets	0.1	—	0.1
Current liabilities	(30.8)	(1.2)	(32.0)
Deferred tax liability, net(d)	(130.5)	(0.4)	(130.9)
Other non-current liabilities	(11.2)	4.0	(7.2)
Total identifiable net assets	628.3	(5.4)	622.9
Goodwill(e)	282.0	1.5	283.5
Total fair value of consideration transferred	$910.3	$(3.9)	$906.4
________________________

(a)	As previously reported in the Company’s 2015 Form 10-K.

(b)	The fair value of trade accounts receivable acquired was $64 million, with the gross contractual amount being $66 million, of which the Company expects that $2 million will be uncollectible.

(c)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2016 (as adjusted)
Product brands	9	$490.8	$(11.0)	$479.8
Corporate brand	17	37.2	3.2	40.4
Total identifiable intangible assets acquired	10	$528.0	$(7.8)	$520.2

(d)	Comprised of deferred tax liabilities partially offset by nominal deferred tax assets.

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
Goodwill has been allocated to the Company’s Bausch + Lomb / International segment.
Sprout
Description of the Transaction
On October 1, 2015, the Company acquired Sprout Pharmaceuticals, Inc. (“Sprout”), pursuant to the merger agreement, among Sprout, the Company, Valeant Pharmaceuticals International (“Valeant”), Miranda Acquisition Sub, Inc., a wholly owned subsidiary of Valeant, and Shareholder Representative Services LLC, as stockholder representative, on a debt-free basis (the “Sprout Acquisition”), for an aggregate purchase price of $1.45 billion, which includes cash plus contingent consideration.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Sprout has focused solely on the delivery of a treatment option for the unmet need of pre-menopausal women with acquired, generalized hypoactive sexual desire disorder (HSDD) as characterized by low sexual desire that causes marked distress or interpersonal difficulty and is not due to a co-existing medical or psychiatric condition, problems within the relationship, or the effects of a medication or other drug substance. In August 2015, Sprout received approval from the U.S. Food and Drug Administration ("FDA") on its New Drug Application ("NDA") for flibanserin, which is being marketed as Addyi® in the U.S. (launched in the U.S. in October 2015). Sprout also has global rights to flibanserin. In connection with the acquisition of Sprout, the Company has a contractual obligation to make or cause to be made expenditures of no less than $200 million with respect to Addyi® for selling, general and administrative, marketing and research and development expenses during the period commencing January 1, 2016 through to June 30, 2017.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Goodwill has been allocated to the Company’s Branded Rx segment.
Salix
Description of the Transaction
On April 1, 2015, the Company acquired Salix Pharmaceuticals, Ltd. (“Salix”), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (“Salix Merger Agreement”), among the Company, Valeant, Sun Merger Sub, Inc., a wholly owned subsidiary of Valeant (“Sun Merger Sub”), and Salix (the “Salix Acquisition”). Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of gastrointestinal ("GI") disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®.
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

(b)
The measurement period adjustments primarily reflect: (i) a reduction in acquired IPR&D assets, specifically for the Oral Relistor® (as defined below) program based mainly on refinement of the pricing assumptions and cost projections (see further discussion of IPR&D programs in (f) below) and (ii) the tax impact of pre-tax measurement period adjustments, as well as reclassifications of certain tax balances impacting current liabilities. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. These adjustments did not have a significant impact on the Company’s consolidated financial statements. As the measurement period for the Salix Acquisition closed in the fourth quarter of 2015, there were no measurement period adjustments recorded in subsequent periods.

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
Other IPR&D assets include, among others, Relistor® tablets ("Oral Relistor®"), for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain, and Rifaximin soluble solid dispersion ("SSD") tablets, for the treatment of early decompensated liver cirrhosis. In September 2015, the Company announced that the FDA accepted for review the Company's NDA for Oral Relistor®, and the FDA assigned a Prescription Drug User Fee Act (PDUFA) action date of April 19, 2016. In April 2016, the Company announced that the FDA had extended the PDUFA action date for Oral Relistor® to July 19, 2016 to allow time for a full review of the Company's responses to certain information requests from the FDA. On July 19, 2016, the FDA approved Oral Relistor® for the treatment of opioid-induced constipation in adults with chronic non-cancer pain. The associated IPR&D asset ($304 million as of the acquisition date) has been reclassified to an amortizable intangible as of the approval date and is being amortized over a period of 12 years. In the third quarter of 2015, the Company terminated the Rifaximin SSD IPR&D program and recognized an impairment charge as described in Note 9.

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
Goodwill has been allocated to the Company’s Branded Rx segment.
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

•
On February 23, 2015, the Company, completed via a "stalking horse bid" in a sales process conducted under the U.S. Bankruptcy Code, the acquisition of certain assets of Dendreon Corporation ("Dendreon") for a purchase price of $415 million, net of cash received ($495 million less cash received of $80 million). The purchase price included approximately $50 million in stock consideration, and the Company issued such common shares in June 2015. The assets acquired from Dendreon included the worldwide rights to the Provenge® product (an immunotherapy treatment designed to treat men with advanced prostate cancer).

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Amounts Recognized as of Acquisition Dates (as previously reported)	Measurement Period Adjustments(a)	Amounts Recognized as of September 30, 2016 (as adjusted)
Cash	$92.2	$—	$92.2
Accounts receivable(b)	49.5	(3.0)	46.5
Inventories	142.9	(2.6)	140.3
Other current assets	20.2	(0.5)	19.7
Property, plant and equipment	94.6	(15.1)	79.5
Identifiable intangible assets, excluding acquired IPR&D(c)	1,121.6	(43.2)	1,078.4
Acquired IPR&D	57.5	(3.7)	53.8
Other non-current assets	2.9	—	2.9
Deferred tax (liability) asset, net	(54.7)	61.1	6.4
Current liabilities(d)	(123.9)	(4.5)	(128.4)
Long-term debt	(6.1)	—	(6.1)
Non-current liabilities(d)	(117.4)	0.2	(117.2)
Total identifiable net assets	1,279.3	(11.3)	1,268.0
Goodwill(e)	141.9	(3.1)	138.8
Total fair value of consideration transferred	$1,421.2	$(14.4)	$1,406.8
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

(b)	The fair value of trade accounts receivable acquired was $47 million, with the gross contractual amount being $51 million, of which the Company expects that $4 million will be uncollectible.

(c)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Years)	Amounts Recognized as of Acquisition Dates (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2016 (as adjusted)
Product brands	7	$741.2	$(6.0)	$735.2
Product rights	3	42.7	(0.7)	42.0
Corporate brands	16	6.6	—	6.6
Partner relationships	8	7.8	—	7.8
Technology/know-how	10	321.3	(36.5)	284.8
Other	6	2.0	—	2.0
Total identifiable intangible assets acquired	8	$1,121.6	$(43.2)	$1,078.4

(d)
As part of the acquisition of certain assets of Marathon, the Company assumed a contingent consideration liability related to potential payments, in the aggregate, of up to approximately $200 million as of the acquisition date, for Isuprel® and Nitropress®, the amounts of which are dependent on the timing of generic entrants for these products. The fair value of the liability as of the acquisition date was determined using probability-weighted projected cash flows, with $41 million classified in Current liabilities and $46 million classified in Non-current liabilities in the table above. As of September 30, 2016, the assumptions used for determining the fair value of the contingent consideration liability have not changed significantly from those used as of the acquisition date. The Company made contingent consideration payments related to the Marathon acquisition of $35 million during 2015 and an additional $5 million and $32 million during the three-month and nine-month periods ended September 30, 2016, respectively.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Goodwill has been allocated primarily to the Company’s Bausch + Lomb / International segment.
Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for the three-month and nine-month periods ended September 30, 2015, as if the 2015 acquisitions had occurred as of January 1, 2014.

	Three Months Ended September 30, 2015	Nine Months Ended September 30,
		2015 (restated)
Revenues	$2,862.1	$7,938.3
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	56.2	(243.7)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.16	$(0.71)
Diluted	$0.16	$(0.71)
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above. Except to the extent realized in the nine-month period ended September 30, 2015, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the nine-month period ended September 30, 2015, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
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

•
the exclusion from pro forma earnings in the three-month and nine-month periods ended September 30, 2015 of the acquisition accounting adjustments on these acquisitions’ inventories that were sold subsequent to the acquisition date of $25 million for the three-month periods ended September 30, 2015, $94 million for the nine-month period ended September 30, 2015, and the acquisition-related costs incurred for these acquisitions.

In addition, all of the above adjustments were adjusted for the applicable tax impact.
2015 Asset Acquisitions
On October 1, 2015, pursuant to a license agreement entered into with AstraZeneca Collaboration Ventures, LLC (“AstraZeneca”), the Company was granted an exclusive license to develop and commercialize brodalumab.  Brodalumab is an IL-17 receptor monoclonal antibody in development for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Under the license agreement, the Company initially held the exclusive rights to develop and commercialize brodalumab globally, except in Japan and certain other Asian countries where rights are held by Kyowa Hakko Kirin Co., Ltd under a prior arrangement with Amgen Inc., the originator of brodalumab. The Company has assumed all remaining development obligations associated with the regulatory approval for brodalumab in its territory subsequent to the acquisition. Regulatory submission in the U.S. and European Union for brodalumab in moderate-to-severe psoriasis occurred in November 2015, and, in January 2016, the Company announced that the FDA accepted for review the Biologics License Application

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

("BLA") for brodalumab and assigned a PDUFA action date of November 16, 2016.  On July 19, 2016, the Dermatologic and Ophthalmic Drug Advisory Committee appointed by the FDA voted by a margin of 18 to 0 for the approval of brodalumab injection, 210 mg., for adult patients with moderate-to-severe plaque psoriasis, with conditions related to product labeling and post-marketing / risk management obligations. The FDA has extended the PDUFA action date, upon which it would announce its decision whether to approve this brodalumab injection, to February 16, 2017.
Under the terms of the agreement, the Company made an up-front payment to AstraZeneca of $100 million in October 2015, which was recognized in In-process research and development impairments and other charges in the fourth quarter of 2015 in the Consolidated statement of (loss) income as the product has not yet received regulatory approval at the time of the acquisition.  In addition, under the terms of the license agreement, the Company may pay additional pre-launch milestones of up to $170 million (subsequently decreased to $150 million as described below) and sales-related milestone payments of up to $175 million following launch. Upon launch, AstraZeneca and the Company will share profits.  On June 30, 2016, the Company and AstraZeneca amended the original license agreement to terminate the Company's right to develop and commercialize brodalumab in Europe, in exchange for payments by AstraZeneca to the Company, which consist of an up-front payment and certain sales-based milestones, and a reduction of one of the pre-launch milestones payable by the Company under the license agreement. Concurrently, the Company and AstraZeneca entered into other agreements, amongst which include a settlement agreement to resolve certain disputed invoices related to transition services. The impact from these agreements did not have a material impact on the Company's Consolidated statements of loss for the three-month and nine-month periods ended September 30, 2016.

5.	DIVESTITURES
Ruconest®
On August 9, 2016, the Company entered into a definitive agreement to divest all North American commercialization rights to Ruconest® (recombinant human C1 esterase inhibitor) to Pharming Group N.V. ("Pharming"). These assets were included in the Company’s Branded Rx segment. Under the terms of the agreement, Pharming will pay Valeant aggregate consideration of up to $125 million, including an upfront fee of $60 million payable upon closing and certain sales-based milestone payments of up to $65 million. The transaction is subject to customary closing conditions, in addition to Pharming obtaining certain financing.  The carrying values of the assets being sold, including the associated goodwill, were written down to fair value less costs to sell and were classified as assets held for sale, within Prepaid expenses and other current assets in the Consolidated balance sheet, commencing June 30, 2016. A loss of $199 million was recorded in Amortization and impairments of finite-lived intangible assets for the three months ended June 30, 2016. Upon consummation of the divestiture, the Company expects to incur an additional loss of approximately $22 million, representing the estimated fair value of the contingent consideration, which is not included in the determination of gain or loss from divestiture pursuant to the Company's accounting policy, pursuant to which the Company does not recognize contingent payments until such amounts are realizable.
Portfolio of Neurology Medical Device Products
On April 1, 2016, the Company sold a portfolio of neurology medical device products, including product rights and related fixed assets, to Stryker Corporation for an upfront purchase price and certain future milestone payments. These assets were included in the Company’s Bausch + Lomb / International segment. As a result of this transaction, the Company recognized a nominal loss on sale in the second quarter of 2016, due in part to the Company's accounting policy to not recognize contingent payments until such amounts are realizable. The loss on sale was included within Other (income) expense in the Consolidated statement of (loss) income.
Other Divestitures
The Company has classified a number of small businesses as held for sale as of September 30, 2016 as it expects to consummate the divestiture of these businesses within the next twelve months. The assets related to these businesses were included in the Company’s Bausch + Lomb / International segment. As a result, the carrying values of the assets related to these businesses, including the associated goodwill, were written down to fair value less costs to sell and a loss of $88 million, in the aggregate, was recognized in Amortization and impairments of finite-lived intangible assets for the three months ended September 30, 2016. The assets and liabilities related to these businesses have been classified as held for sale and are presented in Prepaid expenses and other current assets and Accrued and other current liabilities, respectively, in the Consolidated balance sheet.

6.	RESTRUCTURING AND INTEGRATION COSTS

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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company had estimated that it would incur total costs of approximately $300 million in connection with the cost-rationalization and integration initiatives relating to the Salix Acquisition, which were substantially completed by mid-2016. Since the acquisition date, total costs of $241 million have been incurred through September 30, 2016, including (i) $127 million of integration expenses, (ii) $99 million of restructuring expenses, and (iii) $15 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 475 employees of the Company and Salix who have been terminated as a result of the Salix Acquisition; potential IPR&D termination costs related to the transfer to other parties of product-development programs that do not align with the Company's research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.
Salix Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the Salix Acquisition since the acquisition date through September 30, 2016:

	Severance and Related Benefits	Contract Termination, Facility Closure and Other Costs	Total
Balance, January 1, 2015	$—	$—	$—
Costs incurred and/or charged to expense	90.6	0.9	91.5
Cash payments	(57.8)	(0.3)	(58.1)
Non-cash adjustments	2.2	—	2.2
Balance, December 31, 2015(1)	$35.0	$0.6	$35.6
Costs incurred and/or charged to expense	0.7	7.7	8.4
Cash payments	(11.1)	(0.3)	(11.4)
Balance, March 31, 2016	$24.6	$8.0	$32.6
Costs incurred and/or charged to expense	(1.2)	0.9	(0.3)
Cash payments	(10.2)	(1.2)	(11.4)
Balance, June 30, 2016	$13.2	$7.7	$20.9
Costs incurred and/or charged to expense	(1.6)	0.9	(0.7)
Cash payments	(4.6)	(1.2)	(5.8)
Balance, September 30, 2016	$7.0	$7.4	$14.4
___________________________________

(1)	In the nine-month period ended September 30, 2015, the Company recognized $88 million of restructuring charges and made payments of $47 million related to the Salix Acquisition.
Salix Integration Costs

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

As mentioned above, the Company has incurred $127 million of integration costs related to the Salix Acquisition since the acquisition date. In the nine-month periods ended September 30, 2016 and 2015, the Company incurred $17 million and $79 million, respectively, of integration costs related to the Salix Acquisition, which related primarily to integration consulting, duplicate labor, transition service, and other costs. The Company made payments of $21 million and $63 million related to Salix integration costs during the nine-month periods ended September 30, 2016 and 2015, respectively.
Other Restructuring and Integration-Related Costs (Excluding Salix)
In the nine-month period ended September 30, 2016, in addition to the restructuring and integration costs associated with the Salix Acquisition described above, the Company incurred an additional $54 million of other restructuring and integration-related costs. These costs included (i) $37 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $8 million of facility closure costs, (iii) $8 million of severance costs, and (iv) $1 million of other costs. These costs primarily related to restructuring and integration costs for other smaller acquisitions. The Company made payments of $52 million during the nine-month period ended September 30, 2016 (in addition to the payments related to the Salix Acquisition described above).
In the nine-month period ended September 30, 2015, in addition to the restructuring and integration costs associated with the Salix Acquisition described above, the Company incurred an additional $106 million of other restructuring and integration-related costs. These costs included (i) $74 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $26 million of severance costs, (iii) $5 million of facility closure costs, and (iv) $1 million of other costs. These costs primarily related to restructuring and integration costs for the acquired assets of Dendreon and other smaller acquisitions. The Company made payments of $150 million during the nine-month period ended September 30, 2015 (in addition to the payments related to the Salix Acquisition described above).

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016				As of December 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents(1)	$296.6	$208.5	$88.1	$—	$167.2	$156.1	$11.1	$—
Liabilities:
Acquisition-related contingent consideration	$(985.3)	$—	$—	$(985.3)	$(1,155.9)	$—	$—	$(1,155.9)
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

In March 2015, the Company entered into foreign currency forward-exchange contracts to sell €1.53 billion and buy U.S. Dollars in order to reduce its exposure to the variability in expected cash inflows attributable to the changes in foreign exchange rates related to the €1.50 billion aggregate principal amount and related interest of 4.50% senior unsecured notes due 2023 (the "Euro Notes") issued on March 27, 2015, the proceeds of which were used to finance the Salix Acquisition. These derivative contracts were not designated as hedges for accounting purposes, and such contracts matured on April 1, 2015 (which coincided with the consummation of the Salix Acquisition). A foreign exchange loss of $26 million was recognized in Foreign exchange loss and other in the Consolidated statement of (loss) income for the three-month period ended March 31, 2015.
In addition to the above, the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $1 million and $16 million as of September 30, 2016 and December 31, 2015, respectively, related to these investments is classified within Prepaid expenses and other current assets in the Consolidated balance sheets. These investments are Level 2.
There were no transfers between Level 1 and Level 2 during the nine-month period ended September 30, 2016.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine-month period ended September 30, 2016:

	Balance, January 1, 2016	Payments/ Settlements(a)	Net Unrealized Loss	Foreign Exchange(b)	Adjustments(c)	Balance, September 30, 2016
Acquisition-related contingent consideration	$(1,155.9)	$144.8	$(18.3)	$7.8	$36.3	$(985.3)
____________________________________

(a)
Primarily relates to payments of acquisition-related contingent consideration related to Salix, the acquisition of certain assets of Marathon, the settlement of contingent consideration obligation in connection with the termination of the arrangements with and relating to Philidor, and payments of acquisition-related contingent consideration related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement"), and other smaller acquisitions.

(b)	Included in other comprehensive loss.

(c)	Primarily relates to $26 million of contingent consideration reclassified to a liability held for sale. See Note 5 for further detail.
There were no transfers into or out of Level 3 during the nine-month period ended September 30, 2016.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following fair value hierarchy table presents the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016				As of December 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Prepaid expenses and other current assets	$181.4	$—	$—	$181.4	$—	$—	$—	$—

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

As of September 30, 2016, certain assets, included in Prepaid expenses and other current assets, have been measured at fair value:

•
an asset held for sale within the Company's Branded Rx segment, related to the Company's North American commercialization rights to Ruconest®. The Company recognized an impairment charge of $199 million in Amortization and impairments of finite-lived intangible assets for the nine months ended September 30, 2016 in the Consolidated statement of loss. The adjusted carrying amount of Ruconest® of $82 million represents the estimated fair value less costs to sell, determined using a discounted cash flow analysis approach which utilized Level 3 unobservable inputs; and

•
assets held for sale related to a number of small businesses within the Company’s Bausch + Lomb / International segment. The Company recognized an aggregate impairment charge of $88 million in Amortization and impairments of finite-lived intangible assets for the three and nine months ended September 30, 2016 in the Consolidated statement of loss. The adjusted carrying amount of $99 million, in the aggregate, represents the estimated fair values of these assets less costs to sell, determined using a discounted cash flow analysis approach which utilized Level 3 unobservable inputs.

There were no other significant assets or liabilities that were re-measured at fair value on a non-recurring basis subsequent to initial recognition in the nine-month period ended September 30, 2016.
For further information regarding asset impairment charges, see Note 9.

8.	INVENTORIES
The components of inventories as of September 30, 2016 and December 31, 2015 were as follows:

	As of September 30, 2016	As of December 31, 2015
Raw materials(1)	$351.4	$289.3
Work in process(1)	131.8	152.7
Finished goods(1)	816.9	814.6
	$1,300.1	$1,256.6
___________________________________

(1)	The components of inventories shown in the table above are net of allowance for obsolescence.

9.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of September 30, 2016 and December 31, 2015 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$21,959.0	$(6,831.2)	$15,127.8	$22,082.8	$(5,236.4)	$16,846.4
Corporate brands	1,030.4	(138.8)	891.6	1,066.1	(107.1)	959.0
Product rights/patents	4,302.4	(2,061.0)	2,241.4	4,339.9	(1,711.7)	2,628.2
Partner relationships	164.6	(133.0)	31.6	217.6	(170.3)	47.3
Technology and other	443.1	(186.2)	256.9	480.3	(186.1)	294.2
Total finite-lived intangible assets(1)	27,899.5	(9,350.2)	18,549.3	28,186.7	(7,411.6)	20,775.1
Indefinite-lived intangible assets:
Acquired IPR&D(2)	262.6	—	262.6	610.4	—	610.4
Corporate brand(3)	1,697.5	—	1,697.5	1,697.5	—	1,697.5
	$29,859.6	$(9,350.2)	$20,509.4	$30,494.6	$(7,411.6)	$23,083.0
____________________________________
The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.

(1)
In the third quarter of 2016, the Company recognized impairment charges of $142 million, primarily due to (i) an impairment charge of $88 million recognized upon classification of assets associated with a number of small businesses as held for sale (refer to Note 5 for further details) and (ii) an impairment charge of $25 million related to IBSChek™ (U.S. Diversified Products segment), resulting from a decline in sales trends. The remaining impairment charges relate to a number of individually immaterial intangible assets.

In the second quarter of 2016, the Company recognized impairment charges of $215 million, primarily due to $199 million recognized as a result of the intangible assets related to Ruconest® (Branded Rx segment), inclusive of goodwill of $37 million, being classified as assets held for sale commencing June 30, 2016. Refer to Note 5 for further details.
In the first quarter of 2016, the Company recognized impairment charges of $16 million for a number of individually immaterial intangible assets.
In the fourth quarter of 2015, the Company recognized impairment charges of $79 million related to the write-off of intangible assets and $23 million related to the write-off of property, plant and equipment, in connection with the termination (announced in October 2015) of the arrangements with and relating to Philidor (Branded Rx segment). In addition, in the fourth quarter of 2015, the Company recognized an impairment charge of $27 million related to the write-off of ezogabine/retigabine (immediate-release formulation) (U.S. Diversified Products segment) resulting from further analysis of commercialization strategy and projections. GlaxoSmithKline plc (‘‘GSK’’) controls all sales force promotion for ezogabine/retigabine.
In the third quarter of 2015, the Company recognized an impairment charge of $26 million related to Zelapar® (U.S. Diversified Products segment), resulting from declining sales trends.
These impairment charges were recognized in Amortization and impairments of finite-lived intangible assets in the Consolidated statements of (loss) income for the respective periods.

(2)	The Company acquired certain IPR&D assets as part of the Salix Acquisition, as described further in Note 4.
In the second quarter of 2016, the Company wrote off an IPR&D asset of $14 million related to the termination of the development program for Cirle 3-dimensional surgical navigation technology (Bausch + Lomb / International segment), resulting from a feasibility analysis.
In the fourth quarter of 2015, the Company wrote off an IPR&D asset of $28 million related to the Emerade® development program in the U.S. (Bausch + Lomb / International segment) based on analysis of feedback received from the FDA, and such program was terminated in the U.S.
In the third quarter of 2015, the Company wrote off an IPR&D asset of $90 million related to the Rifaximin SSD development program (Branded Rx segment) based on analysis of Phase 2 study data, and the program was subsequently terminated.
In the second quarter of 2015, the Company wrote off an IPR&D asset of $12 million related to the Arestin® Peri-Implantitis development program (Branded Rx segment), resulting from analysis of Phase 3 study data.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

During the third quarter of 2016, Acquired IPR&D was reduced by $304 million due to the reclassification of the intangible asset relating to Oral Relistor® to finite-lived intangible assets upon receipt of regulatory approval.
Estimated aggregate amortization expense, as of September 30, 2016, for each of the five succeeding years ending December 31 is as follows:

	2016	2017	2018	2019	2020
Amortization expense(1)	$2,672.8	$2,597.1	$2,468.1	$2,341.4	$2,133.9
____________________________________

(1)	Estimated amortization expense shown in the table above does not include potential future impairments of finite-lived intangible assets, if any.
Goodwill
The changes in the carrying amount of goodwill in the nine-month period ended September 30, 2016 were as follows:

	Developed Markets	Emerging Markets	Bausch + Lomb / International	Branded Rx	U.S. Diversified Products	Total
Balance, January 1, 2016	$16,141.3	$2,411.5	$—	$—	$—	$18,552.8
Additions	0.7	—	—	—	—	0.7
Divestitures(1)	(36.2)	—	—	—	—	(36.2)
Allocations to assets held for sale(2)	(37.1)	—	—	—	—	(37.1)
Foreign exchange and other	47.3	(12.1)	—	—	—	35.2
Impairment(4)	(837.9)	—	—	—	—	(837.9)
Realignment of goodwill(3)	(15,278.1)	(2,399.4)	6,498.2	8,026.8	3,152.5	—
Impairment(4)	—	—	—	(211.1)	—	(211.1)
Allocations to assets held for sale(2)	—	—	(29.8)	—	—	(29.8)
Foreign exchange and other	—	—	13.9	(0.4)	—	13.5
Balance, September 30, 2016	$—	$—	$6,482.3	$7,815.3	$3,152.5	$17,450.1
____________________________________

(1)	See Note 5 for additional information regarding the divestiture of a portfolio of neurology medical device products to Stryker Corporation.

(2)
Relates to the reclassification of goodwill to assets held for sale as of September 30, 2016 related to Ruconest® and a number of smaller businesses which the Company expects to divest within one year. Refer to Note 5 for further details.

(3)
Effective in the third quarter of 2016, the Company has three reportable segments: (i) Bausch + Lomb / International, (ii) Branded Rx, and (iii) U.S. Diversified Products. Accordingly, goodwill previously reported in the former Developed Markets and Emerging Markets segments have been reallocated to the new reportable segments using a relative fair value approach. For additional information on the Company's operating and reportable segments, see Note 18.

(4)
During the third quarter of 2016, the Company recognized an aggregate goodwill impairment charge of $1.05 billion, consisting of $838 million of goodwill impairment charge related to its former U.S. reporting unit within the Development Markets segment and $211 million of goodwill impairment charge related to the Salix reporting unit within the Branded Rx reportable segment. Refer to "Realignment of segment structure" below for additional information.

Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. Prior to the change in operating segments in the third quarter of 2016 (as further described in Note 18), the Company operated in two operating and reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consisted of four reporting units based on geography, namely (i) U.S., (ii) Canada and Australia, (iii) Western Europe, and (iv) Japan. The Emerging Markets segment consisted of three reporting units based on geography, namely (i) Central and Eastern Europe, Middle East and Africa, (ii) Latin America, and (iii) Asia. The Company conducted its annual goodwill impairment test in the fourth quarter of 2015 which resulted in no goodwill impairment under the then-current organizational structure.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Given the challenges faced by the Company in certain businesses, primarily in dermatology and GI, management, under the direction of the Company's new Chief Executive Officer, performed a review of the Company's then-current forecast for fiscal year 2016 (the “2016 forecast”) in connection with the preparation of the Company's Consolidated financial statements as of and for the three months ended March 31, 2016, which resulted in a reduction in the 2016 forecast. The Company considered this reduction in its 2016 forecast to constitute a triggering event requiring the performance of an updated goodwill impairment analysis as of March 31, 2016. The Company estimated the fair values of its reporting units using a discounted cash flow analysis approach which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about future cash flows, the appropriate discount rate and growth rate to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company's results of operations. As a result of this goodwill impairment analysis, despite a decline in the estimated fair value of the U.S. reporting unit, the Company determined that none of the goodwill associated with its reporting units was impaired as of March 31, 2016. The estimated fair value of each reporting unit exceeded its carrying value at the date of testing. The Company applied a hypothetical 15% decrease to the fair value of each reporting unit, which, at such date, would not have triggered additional impairment testing and analysis.
Realignment of segment structure
Commencing in the third quarter of 2016, the Company operates in three operating segments: (i) Bausch + Lomb / International, (ii) Branded Rx, and (iii) U.S. Diversified Products. Refer to Note 18 for further details. The realignment of the segment structure resulted in changes in the Company’s reporting units. The Bausch + Lomb / International segment consists of the following reporting units: (i) U.S. Bausch + Lomb and (ii) International. The Branded Rx segment consists of the following reporting units: (i) Salix, (ii) Dermatology, (iii) Canada, and (iv) Branded Rx Other. The U.S. Diversified Products segment consists of the following reporting units: (i) Neurology and other, and (ii) Generics. As a result of the change, goodwill was reassigned to each of the aforementioned reporting units by using a relative fair value approach. Goodwill previously reported in the former U.S. reporting unit, after adjustment of impairment as described below, was reassigned, using a relative fair value approach, to the U.S. Bausch + Lomb, Salix, Dermatology, Branded Rx Other, Neurology and other, and Generics reporting units. Similarly, goodwill previously reported in the former Canada and Australia reporting unit was reassigned to the Canada and International reporting units using a relative fair value approach. Finally, goodwill previously reported in the remaining former reporting units were reassigned to the International reporting unit.
Due to the change in the reporting units, the Company conducted goodwill impairment analyses under the former reporting unit structure immediately prior to the change, as well as under the current reporting unit structure subsequent to the change. The Company estimated the fair value of each of its reporting units using a discounted cash flow analysis approach, which utilized Level 3 unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about future cash flows, the appropriate discount rate and growth rate to reflect the risk inherent in the future cash flows. The estimated future cash flows reflect management's latest assumptions of the revenue projections based on current and anticipated competitive landscape, timing of patent or regulatory exclusivity and estimated timing of generic entries, and product profitability based on historical trends. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company's results of operations. As a result of the analyses, the Company determined that goodwill associated with its former U.S. reporting unit was impaired and the goodwill associated with the Salix reporting unit under the current reporting unit structure was also determined to be impaired. Consequently, an estimated goodwill impairment charge of $1.05 billion, in the aggregate, was recognized in the three months ended September 30, 2016:

•
The results of the impairment analysis under the former reporting unit structure indicated that the fair values of all former reporting units exceeded their respective carrying values by more than 15% except for the former U.S. reporting unit. With respect to the former U.S. reporting unit, the carrying value exceeded the fair value by 1%. As a result, Step 2 of the goodwill impairment test was carried out by comparing the implied fair value of the goodwill associated with the former U.S. reporting unit to the carrying value of such goodwill. Based on this analysis, it was determined that the carrying value exceeded the implied fair value of the goodwill; accordingly, an estimated goodwill impairment charge of $838 million, representing the excess of the carrying value of goodwill over its implied fair value, was recognized in the three months ended September 30, 2016. The goodwill impairment was primarily driven by the change in forecast which resulted in a lower fair value of the US businesses, mainly the Salix business.

•
With respect to the impairment analysis conducted under the current reporting unit structure, the fair values exceeded the carrying values by more than 15% for all current reporting units except for the Salix reporting unit. The carrying value of the Salix reporting unit exceeded its fair value by 38%. As a result, the Company performed Step 2 of the goodwill impairment test for the Salix reporting unit. Based on this analysis, it was determined that the carrying value exceeded

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

the implied fair value of the goodwill. Accordingly, an estimated goodwill impairment charge of $211 million, representing the excess of the carrying value of goodwill over its implied fair value, was recognized in the three months ended September 30, 2016. The goodwill impairment was attributable to the change in forecast which resulted in a lower fair value of the Salix business. The carrying value of the goodwill associated with the Salix reporting unit, after adjustment of impairment, is $5.13 billion, and the fair value and the carrying value, after adjustment of impairment, of the Salix reporting unit was $10.41 billion and $14.15 billion, respectively, as of the date on which the impairment analysis was conducted. The assumptions and estimates used in determining the fair value of the Salix reporting unit are uncertain, and therefore there is potential for other events and/or circumstances that could have a negative effect on the key assumptions that may result in a future impairment.
Due to the time necessary to complete the analysis, the Company expects to finalize Step 2 of the goodwill impairment test in the fourth quarter of 2016 and will record any adjustments to the estimated impairment charges at such time.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

10.	LONG-TERM DEBT
A summary of the Company’s consolidated long-term debt as of September 30, 2016 and December 31, 2015 is outlined in the table below:

	Maturity Date	As of September 30, 2016	As of December 31, 2015
Revolving Credit Facility(1)	April 2018	$1,100.0	$250.0
Series A-1 Tranche A Term Loan Facility(1)	April 2016	—	140.4
Series A-2 Tranche A Term Loan Facility(1)	April 2016	—	137.3
Series A-3 Tranche A Term Loan Facility(1)	October 2018	1,129.0	1,881.5
Series A-4 Tranche A Term Loan Facility(1)	April 2020	763.0	951.3
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,052.7	1,087.5
Series C-2 Tranche B Term Loan Facility(1)	December 2019	808.2	835.1
Series E-1 Tranche B Term Loan Facility(1)	August 2020	2,441.3	2,531.2
Series F Tranche B Term Loan Facility(1)	April 2022	3,853.4	4,055.8
Senior Notes:
7.00%	October 2020	688.3	688.0
6.75%	August 2021	646.6	646.1
7.25%	July 2022	543.0	542.1
6.375%	October 2020	2,230.1	2,226.5
6.75%	August 2018	1,592.0	1,588.8
7.50%	July 2021	1,611.8	1,609.7
5.625%	December 2021	894.1	893.2
5.50%	March 2023	991.6	990.6
5.375%	March 2020	1,983.4	1,979.9
5.875%	May 2023	3,218.5	3,215.0
4.50%(2)	May 2023	1,668.8	1,611.8
6.125%	April 2025	3,217.1	3,214.3
Other(3)	Various	12.3	12.3
		30,445.2	31,088.4
Less current portion		(59.0)	(823.0)
Total long-term debt		$30,386.2	$30,265.4
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”).

(2)	Represents the U.S. dollar equivalent of Euro-denominated debt (discussed below).

(3)	Relates primarily to the debentures assumed in the acquisition of B&L.
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

As of September 30, 2016, the Company was in compliance with all covenants related to the Company’s outstanding debt.
The total fair value of the Company’s long-term debt, with carrying values of $30.45 billion and $31.09 billion at September 30, 2016 and December 31, 2015, was $28.85 billion and $29.60 billion, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).
In the nine-month period ended September 30, 2016, the Company made long-term debt repayments of $1.92 billion, in the aggregate. Of this amount, $1.55 billion of term loan facilities was repaid, which consisted of (i) payments of the scheduled March, June, and September 2016 term loan amortization payments, resulting in an aggregate principal reduction of $419 million; (ii) final repayment of the maturities of the Series A-1 and Series A-2 Tranche A Term Loan Facilities, resulting in an aggregate principal reduction of $260 million; (iii) voluntary prepayments of the scheduled December 2016 and March and June 2017 term loan amortization payments, as well as the scheduled September 2017 loan amortization payment of the Series A-3 Tranche A Term Loan Facility, resulting in an aggregate principal reduction of $530 million; (iv) $62 million of prepayments of term loans from asset sale proceeds; and (v) additional voluntary prepayments of $275 million, in the aggregate, that were applied pro rata across the Company's term loans (of which $125 million represented an estimate of the mandatory excess cash flow payment for the fiscal year ended December 31, 2015 based on preliminary 2015 results at the time). During the nine-month period ended September 30, 2016, the net borrowings under the Company's revolving credit facility were $850 million. The Company did not repay any senior notes in the nine-month period ended September 30, 2016.
August 2016 Credit Agreement Amendment
On August 23, 2016, the Company entered into an amendment to its Credit Agreement (the “August 2016 amendment”). The August 2016 amendment reduces the minimum interest coverage maintenance covenant under the Credit Agreement to 2.00 to 1.00 for all fiscal quarters ending on or after September 30, 2016. Prior to the effectiveness of the August 2016 amendment, the minimum interest coverage maintenance covenant was 2.75 to 1.00 for any fiscal quarter ending June 30, 2016 through March 31, 2017 and 3.00 to 1.00 for any fiscal quarter ending thereafter. In addition, the August 2016 amendment permits the issuance of secured notes with shorter maturities and the incurrence of other indebtedness, in each case to repay term loans under the Credit Agreement. The August 2016 amendment also provides additional flexibility to sell assets, provided the proceeds of such asset sales are used to prepay loans under the Credit Agreement in accordance with its terms.
The August 2016 amendment increases each of the applicable interest rate margins under the Credit Agreement by 0.50%, which will apply until delivery of the Company’s financial statements for the fiscal quarter ending June 30, 2017. Thereafter, each of the applicable interest rate margins will be determined on the basis of a pricing grid tied to the Company’s secured leverage ratio, which has also been increased by 0.50% across the grid.
The August 2016 amendment was accounted for as a debt modification. As a result, payments to the lenders were recognized as additional debt discounts and are being amortized over the remaining term of each term loan.
April 2016 Credit Agreement Amendment
On April 11, 2016, the Company obtained an amendment and waiver to its Credit Agreement (the “April 2016 amendment”). Pursuant to the April 2016 amendment, the Company obtained an extension to the deadline for filing (i) the Company's 2015 Form 10-K to May 31, 2016 and (ii) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016 Form 10-Q”) to July 31, 2016.  The April 2016 amendment also waived, among other things, the cross-default under the Credit Agreement to the Company's and Valeant's senior note indentures that arose when the 2015 Form 10-K was not filed by March 15, 2016, any cross default under the Credit Agreement that may have arisen under the Company's other indebtedness from the failure to timely deliver the 2015 Form 10-K, and the cross default under the Credit Agreement to the Company's and Valeant's senior note indentures that arose when the March 31, 2016 Form 10-Q was not filed by May 16, 2016 or any cross default under the Credit Agreement to the Company’s other indebtedness as a result of the delay in filing the March 31, 2016 Form 10-Q.  The April 2016 amendment modified, among other things, the interest coverage financial maintenance covenant from 3.00 to 1.00 to 2.75 to 1.00 from the fiscal quarter ending June 30, 2016 through the fiscal quarter ending March 31, 2017. Certain financial definitions were also amended, including the definition of “Consolidated Adjusted EBITDA” which has been modified to add back fees and expenses in connection with any amendment or modification of the Credit Agreement or any other indebtedness, and to permit up to $175 million to be added back in connection with costs, fees and expenses relating to, among other things, Philidor-related matters and/or product pricing-related matters and any review by the Board and the Company’s ad hoc committee of independent directors (the “Ad Hoc Committee”) related to such matters. The April 2016 amendment also modified certain existing add-backs to Consolidated Adjusted EBITDA under the Credit Agreement, including increasing the add-back for (i) restructuring charges in any twelve-

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

month period to $200 million from $125 million and (ii) fees and expenses in connection with any proposed or actual issuance of debt, equity, acquisitions, investments, assets sales or divestitures to $150 million from $75 million for any twelve month period ending on or prior to March 31, 2017.
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
Senior Secured Credit Facilities
The effective rates of interest for the nine-month period ended September 30, 2016 and the applicable margins available as of September 30, 2016 on the Company's borrowings under the Senior Secured Credit Facilities were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

		Margins
	Effective Interest Rate	Base Rate Borrowings	LIBO Rate Borrowings
Revolving Credit Facility	3.60%	2.75%	3.75%
Series A-1 Tranche A Term Loan Facility(1)	2.68%	2.75%	3.75%
Series A-2 Tranche A Term Loan Facility(1)	2.68%	2.75%	3.75%
Series A-3 Tranche A Term Loan Facility	3.41%	2.75%	3.75%
Series A-4 Tranche A Term Loan Facility	3.56%	2.75%	3.75%
Series D-2 Tranche B Term Loan Facility(2)	4.28%	3.25%	4.25%
Series C-2 Tranche B Term Loan Facility(2)	4.53%	3.50%	4.50%
Series E-1 Tranche B Term Loan Facility(2)	4.45%	3.50%	4.50%
Series F Tranche B Term Loan Facility(2)	4.69%	3.75%	4.75%
____________________________________

(1)	Fully repaid in the three-month period ended March 31, 2016.

(2)	Subject to a 1.75% base rate floor and a 0.75% LIBO rate floor.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$0.5	$0.4	$0.7	$0.8	$0.2	$0.5
Interest cost	2.0	2.4	1.4	1.6	0.4	0.5
Expected return on plan assets	(3.3)	(3.6)	(1.8)	(2.0)	—	(0.1)
Amortization of prior service credit	—	—	(0.1)	(0.2)	(0.7)	(0.7)
Amortization of net loss	—	—	0.1	0.4	—	—
Net periodic (benefit) cost	$(0.8)	$(0.8)	$0.3	$0.6	$(0.1)	$0.2

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$1.6	$1.2	$2.0	$2.4	$0.5	$1.5
Interest cost	5.9	7.2	4.1	4.8	1.3	1.5
Expected return on plan assets	(9.8)	(10.8)	(5.2)	(6.0)	—	(0.3)
Amortization of prior service credit	—	—	(0.4)	(0.6)	(1.9)	(2.0)
Amortization of net loss	—	—	0.4	1.2	—	—
Net periodic (benefit) cost	$(2.3)	$(2.4)	$0.9	$1.8	$(0.1)	$0.7

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

During the nine-month period ended September 30, 2016, the Company contributed $6 million to the non-U.S. pension benefit plans. In 2016, the Company does not expect to make contributions to the U.S. pension benefit plan. The Company expects to contribute $8 million to the non-U.S. pension benefit plans in 2016, in the aggregate, inclusive of amounts contributed to the plans during the nine-month period ended September 30, 2016.

12.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 10,325,965 shares were available for future grants as of September 30, 2016. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The following table summarizes the components and classification of share-based compensation expense related to stock options and restricted share units (“RSUs”) for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$4.7	$8.3	$11.4	$15.7
RSUs	32.1	42.2	122.6	95.7
Share-based compensation expense	$36.8	$50.5	$134.0	$111.4

Research and development expenses	$1.7	$1.5	$5.0	$4.5
Selling, general and administrative expenses	35.1	49.0	129.0	106.9
Share-based compensation expense	$36.8	$50.5	$134.0	$111.4
In the nine-month periods ended September 30, 2016 and 2015, the Company granted approximately 2,414,300 stock options with a weighted-average exercise price of $26.04 per option and approximately 145,000 stock options with a weighted-average exercise price of $212.77 per option, respectively. The weighted-average fair values of all stock options granted to employees in the nine-month periods ended September 30, 2016 and 2015 were $14.76 and $73.18, respectively.
In the nine-month periods ended September 30, 2016 and 2015, the Company granted approximately 1,674,800 time-based RSUs with a weighted-average grant date fair value of $30.94 per RSU and approximately 116,000 time-based RSUs with a weighted-average grant date fair value of $213.56 per RSU, respectively.
In the nine-month periods ended September 30, 2016 and 2015, the Company granted approximately 1,401,200 performance-based RSUs with a weighted-average grant date fair value of $37.33 per RSU and approximately 865,000 performance-based RSUs with a weighted-average grant date fair value of $320.17 per RSU, respectively.
In March 2016, the Company announced that its Board of Directors had initiated a search to identify a candidate for a new Chief Executive Officer to succeed the Company's then current Chief Executive Officer, who would continue to serve in that role until his replacement was appointed. On May 2, 2016, the Company's new Chief Executive Officer assumed the role, succeeding the Company's former Chief Executive Officer. Pursuant to the terms of his employment agreement dated January 2015, the former Chief Executive Officer was entitled to certain share-based awards and payments upon termination. Under his January 2015 employment agreement, the former Chief Executive Officer received performance-based RSUs that vest when certain market conditions (namely total shareholder return) are met at the defined dates, provided continuing employment through those dates. Under the termination provisions of his employment agreement, upon termination of the former Chief Executive Officer, the defined dates for meeting the market conditions of the performance-based RSUs were eliminated and, as a result, vesting was based solely on the attainment of the applicable level of total shareholder return through the date of

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

termination and the resulting number of common shares, if any, to be awarded to the former Chief Executive Officer was determined on a pro-rata basis for service provided under the original performance period, with credit given for an additional year of service. Because the total shareholder return at the time of the former Chief Executive Officer’s termination did not meet the performance threshold, no common shares were issued and no value was ultimately received by the former Chief Executive Officer pursuant to this performance-based RSU award. However, an incremental share-based compensation expense of $28 million was recognized in the six-month period ended June 30, 2016, which represents the additional year of service credit consistent with the grant date fair value calculated using a Monte Carlo Simulation Model in the first quarter of 2015, notwithstanding the fact that no value was ultimately received by the former Chief Executive Officer. In addition to the acceleration of his performance-based RSUs, the former Chief Executive Officer was also entitled to a cash severance payment of $9 million and a pro-rata annual cash bonus of approximately $2 million pursuant to his employment agreement. The cash severance payments, the pro-rata cash bonus and the associated payroll taxes were also recognized as expense in the first quarter of 2016.
On June 30, 2015, a former Chief Financial Officer of the Company terminated his employment with the Company and subsequently entered into a consulting service agreement with the Company through January 2016.  As a result, the outstanding awards held by him were modified to allow the recipient to continue vesting in those awards as service is rendered during the consulting services period. Share-based compensation expense previously recognized of $6 million related to the original awards was reversed in the second quarter of 2015 when such awards were deemed improbable of vesting.  The modified awards were re-measured at fair value, at each reporting period, until the performance was complete. The value of the modified awards was recognized as expense over the requisite service period and resulted in expense of $12 million for the year ended December 31, 2015. Subsequently, on January 6, 2016, the consulting services period was terminated in connection with such executive’s appointment as the Company’s interim chief executive officer.  The termination of the consulting services period resulted in acceleration of vesting for all unvested equity awards that were scheduled to vest during the remainder of such consulting services period (January 2016) and consequently, the associated unrecognized expense was fully recognized on such date.
As of September 30, 2016, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $258 million, in the aggregate, which will be amortized over a weighted-average period of 2.33 years.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

13.	SHAREHOLDERS’ EQUITY

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares (in millions)	Amount
Balance, January 1, 2015 (restated)	334.4	$8,349.2	$243.9	$(2,397.8)	$(915.9)	$5,279.4	$122.3	$5,401.7
Issuance of common stock (see below)	7.5	1,481.0	—	—	—	1,481.0	—	1,481.0
Common shares issued under share-based compensation plans	1.4	75.7	(46.6)	—	—	29.1	—	29.1
Repurchases of common shares	(0.2)	(6.3)	—	(43.7)	—	(50.0)	—	(50.0)
Share-based compensation	—	—	111.4	—	—	111.4	—	111.4
Employee withholding taxes related to share-based awards	—	—	(85.8)	—	—	(85.8)	—	(85.8)
Excess tax benefits from share-based compensation	—	—	21.7	—	—	21.7	—	21.7
Noncontrolling interest from business combinations	—	—	—	—	—	—	4.9	4.9
Noncontrolling interest distributions	—	—	—	—	—	—	(7.0)	(7.0)
	343.1	9,899.6	244.6	(2,441.5)	(915.9)	6,786.8	120.2	6,907.0
Comprehensive loss:
Net income (restated)	—	—	—	94.2	—	94.2	4.4	98.6
Other comprehensive loss	—	—	—	—	(547.5)	(547.5)	(2.2)	(549.7)
Total comprehensive loss (restated)						(453.3)	2.2	(451.1)
Balance, September 30, 2015 (restated)	343.1	$9,899.6	$244.6	$(2,347.3)	$(1,463.4)	$6,333.5	$122.4	$6,455.9

Balance, January 1, 2016	342.9	$9,897.4	$304.9	$(2,749.7)	$(1,541.6)	$5,911.0	$118.8	$6,029.8
Effect of retrospective application of a new accounting standard (see Note 3)	—	—	—	30.0	—	30.0	—	30.0
Common shares issued under share-based compensation plans	4.8	137.0	(103.9)	—	—	33.1	—	33.1
Share-based compensation	—	—	134.0	—	—	134.0	—	134.0
Employee withholding taxes related to share-based awards	—	—	(9.1)	—	—	(9.1)	—	(9.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(9.1)	(9.1)
	347.7	10,034.4	325.9	(2,719.7)	(1,541.6)	6,099.0	109.7	6,208.7
Comprehensive loss:
Net loss(1)	—	—	—	(1,894.4)	—	(1,894.4)	(1.6)	(1,896.0)
Other comprehensive loss	—	—	—	—	(37.3)	(37.3)	(1.8)	(39.1)
Total comprehensive loss						(1,931.7)	(3.4)	(1,935.1)
Balance, September 30, 2016(1)	347.7	$10,034.4	$325.9	$(4,614.1)	$(1,578.9)	$4,167.3	$106.3	$4,273.6
____________________________________

(1)
As described in Note 3, the Company adopted the new accounting guidance on employee share-based payment transactions in the third quarter of 2016. As a result of the adoption, excess tax benefits and tax deficiencies are recognized in the provision for income taxes instead of additional paid-in capital. This aspect of the new guidance is adopted prospectively with the effective date of January 1, 2016. Given the adoption impact for the six months ended June 30, 2016 was insignificant, the Company recorded an adjustment for the cumulative adoption impact for the six months ended June 30, 2016 in the three months ended September 30, 2016. Refer to Note 3 for further details.

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

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of September 30, 2016 and 2015, were as follows:

	Foreign Currency Translation Adjustment	Pension Adjustment	Total
Balance, January 1, 2015	$(886.5)	$(29.4)	$(915.9)
Foreign currency translation adjustment	(546.1)	—	(546.1)
Pension adjustment(1)	—	(1.4)	(1.4)
Balance, September 30, 2015	$(1,432.6)	$(30.8)	$(1,463.4)

Balance, January 1, 2016	$(1,529.4)	$(12.2)	$(1,541.6)
Foreign currency translation adjustment	(35.7)	—	(35.7)
Pension adjustment(1)	—	(1.6)	(1.6)
Balance, September 30, 2016	$(1,565.1)	$(13.8)	$(1,578.9)
____________________________________

(1)	Reflects changes in defined benefit obligations and related plan assets of the Company’s defined benefit pension plans and the U.S. postretirement benefit plan (see Note 11).
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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

In the three-month period ended September 30, 2016, the Company recognized an income tax benefit of $113 million, comprised of $113 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax provision of an immaterial amount related to Canadian income taxes. In the nine-month period ended September 30, 2016, the Company recognized an income tax benefit of $179 million, comprised of $179 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax provision of an immaterial amount related to Canadian income taxes. In the three-month period ended September 30, 2016, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax benefit generated from the Company’s annualized mix of earnings by jurisdiction, tax benefit of $32 million on return to provision adjustments due to the Company's 2015 tax return being filed in the U.S., the recording of valuation allowance on entities for which no tax benefit of losses is expected and a benefit for the release of uncertain tax positions based upon statute lapses and audit settlements. In the nine-month period ended September 30, 2016, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax benefit generated from the Company’s annualized mix of earnings by jurisdiction, the discrete treatment of an adjustment to the accrual established for legal expenses and a significant impairment of an intangible asset, tax benefit of $32 million on return to provision adjustments due to the Company's 2015 tax return being filed in the U.S., the recording of valuation allowance on entities for which no tax benefit of losses is expected and a benefit for the release of uncertain tax positions based upon statute lapses and audit settlements.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets is $1.90 billion as of September 30, 2016 and was $1.37 billion as of December 31, 2015. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
On October 13, 2016, the U.S. Treasury Department and the Internal Revenue Service released final and temporary regulations under Internal Revenue Code Section 385 (the “Regulations”). These Regulations target certain related-party financing transactions, specifically addressing whether related-party borrowings (between “expanded group” members as defined under the Regulations) should be treated as debt or equity for U.S. federal income tax purposes. Additionally, these Regulations establish documentation requirements for certain related-party financing arrangements for U.S. federal income tax purposes. The Company is evaluating the impact of the Regulations and will reflect their impact on its financial statements as required. At this time, the Company does not anticipate a significant impact to its tax financial positions resulting from the release of these Regulations.
As of September 30, 2016, the Company had $341 million of unrecognized tax benefits, which included $47 million relating to interest and penalties. Of the total unrecognized tax benefits, $123 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that an immaterial amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2016 and December 31, 2015, the Company had accrued $42 million and $46 million for interest, respectively, and $5 million and $7 million for penalties, respectively.
The Company is currently under examination by the Canada Revenue Agency (CRA) for three separate cycles: (a) years 2005 to 2006, (b) 2007 through 2009, and (c) 2010 through 2011. In February 2013, the Company received a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. In May 2016, the Company received a proposed audit adjustment for the years 2010 through 2011. On September 1, 2016 the Company formally advised the CRA that it accepted the adjustments as proposed which do not materially impact the financial statements for the period ended September 30, 2016. At September 30, 2016, the notices of reassessment had not been received. The total proposed adjustment would result in a loss of tax attributes which are subject to a full valuation allowance and would not result in a material change to the provision for income taxes.
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
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the three-month and nine-month periods ended September 30, 2016 and 2015 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015 (restated)
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(1,218.4)	$49.5	$(1,894.4)	$94.2

Basic weighted-average number of common shares outstanding	349.5	344.9	346.5	340.8
Diluted effect of stock options, RSUs and other(a)	—	6.1	—	6.4
Diluted weighted-average number of common shares outstanding	349.5	351.0	346.5	347.2

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(3.49)	$0.14	$(5.47)	$0.28
Diluted	$(3.49)	$0.14	$(5.47)	$0.27
____________________________________

(a)
In the three-month and nine-month periods ended September 30, 2016, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016(1)
Basic weighted-average number of common shares outstanding	349.5	346.5
Diluted effect of stock options, RSUs and other	0.8	3.4
Diluted weighted-average number of common shares outstanding	350.3	349.9
____________________________________

(1)
The calculation of diluted weighted-average number of common shares outstanding for the nine-month period ended September 30, 2016 reflects the adjustment to the calculation for six-month period ended June 30, 2016 as a result of the adoption of a new accounting standard, effective as of January 1, 2016. Refer to Note 3 for further details.

In the three-month and nine-month periods ended September 30, 2016, stock options, time-based RSUs and performance-based RSUs to purchase approximately 8,300,000 common shares of the Company in both of the corresponding periods were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method, compared with 442,000 and 540,000 common shares in both of the corresponding periods of 2015.

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
Governmental and Regulatory Inquiries
Letter from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania
The Company has received a letter dated September 10, 2015 from the U.S. Department of Justice Civil Division and the U.S. Attorney’s Office for the Eastern District of Pennsylvania stating that they are investigating potential violations of the False Claims Act arising out of Biovail Pharmaceuticals, Inc.'s treatment of certain service fees under agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid Drug Rebate Program. The letter requests that the Company voluntarily produce documents and information relating to the investigation. The Company produced certain documents and clarifying information in response to the government’s request and is cooperating with the government’s investigation. The Company cannot predict the outcome or the duration of these investigations or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of these investigations.
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
Voluntary Request Letter from the U.S. Federal Trade Commission
On or about October 16, 2015, the Company received a voluntary request letter from the Federal Trade Commission ("FTC") with respect to its non-public investigation into the Company's acquisition of Paragon Holdings I, Inc. (“Paragon”). In the letter, the FTC has requested that the Company provide, on a voluntary basis, certain information and documentation relating to its acquisition of Paragon. The Company produced certain documents and information in response to the request and cooperated with the FTC in connection with this investigation. On November 7, 2016, the FTC announced that it had accepted for public comment a consent agreement in connection with this investigation.  Pursuant to the consent agreement, the Company has agreed to divest Paragon and anticipates that it will complete the divestiture in the fourth quarter of 2016.
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
SEC Investigation
Beginning in November 2015, the Company has received from the staff of the Los Angeles Regional Office of the SEC subpoenas for documents, as well as various document requests, related to its investigation of the Company, including requests for documents concerning the Company's former relationship with Philidor, its accounting practices and policies, its public disclosures and other matters. The Company is cooperating with the SEC in this matter. The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of the SEC investigation.
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
Investigation by the California Department of Insurance
On or about September 16, 2016, the Company received an investigative subpoena from the California Department of Insurance. The materials requested include documents concerning the Company’s former relationship with Philidor and certain California-based pharmacies, the marketing and distribution of its products in California, the billing of insurers for its products being used by California residents, and other matters. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
California Department of Insurance Investigation
On May 4, 2016, Bausch & Lomb International, Inc. (“B&L International”) received from the Office of the California Insurance Commissioner an administrative subpoena to produce books, records and documents. On September 1, 2016, a revised and corrected subpoena, issued to B&L Inc., was received naming that entity in place of B&L International and seeking additional books records and documents. The requested books, records and documents are being requested in connection with an investigation by the California Department of Insurance and relate to, among other things, consulting agreements and financial arrangements between B&L and healthcare professionals in California, the provision of ocular equipment, including the Victus® femtosecond laser platform, by B&L to healthcare professionals in California and prescribing data for prescriptions written by healthcare professionals in California for certain of B&L’s products, including the Crystalens®, Lotemax®, Besivance® and Prolensa®. B&L Inc. and the Company are cooperating with the investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Securities and Other Class Actions
Allergan Shareholder Class Action
On December 16, 2014, Anthony Basile, an alleged shareholder of Allergan filed a lawsuit on behalf of a putative class of Allergan shareholders against the Company, Valeant, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, Valeant, J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The amended complaint alleges claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleges violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and J. Michael Pearson. The amended complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On August 7, 2015, the defendants moved to dismiss the amended complaint in its entirety, and, on November 9, 2015, the Court denied that motion. On October 11, 2016, the plaintiffs filed a motion seeking to certify a plaintiff class comprised of persons who sold Allergan common stock contemporaneously with purchases of Allergan common stock made or caused by defendants during the period February 25, 2014 through April 21, 2014. The Company intends to oppose certification of this putative class and to vigorously defend these matters.
Salix Shareholder Class Actions
Following the announcement of the execution of the Salix Merger Agreement with Salix, between February 25, 2015 and March 12, 2015, six purported stockholder class actions were filed challenging the Salix Acquisition. All of the actions were filed in the Delaware Court of Chancery, and alleged claims against some or all of the board of directors of Salix (the “Salix Board”), the Company, Salix, Valeant and Sun Merger Sub. On March 17, 2015, the Court consolidated the actions under the caption Salix Pharmaceuticals, Ltd. Shareholder Litigation, Consolidated C.A. No.10721-CB. On September 25, 2015, Plaintiffs filed an amended complaint. The operative complaint alleges generally that the members of the Salix Board breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Salix through an allegedly inadequate sales process and for allegedly inadequate consideration and by agreeing to allegedly preclusive deal protections. The complaint also alleges that the Schedule 14D-9 filed by Salix in connection with the Salix Acquisition contained inaccurate or materially misleading information about, among other things, the Salix Acquisition and the sales process leading up to the Salix Merger Agreement. The complaint seeks, among other things, money damages and unspecified attorneys’ and other fees and costs. Defendants’ Motions to Dismiss were fully briefed as of February 19, 2016.  In an oral ruling given on May 19, 2016, the Court dismissed the consolidated action against all defendants. On June 17, 2016, the Plaintiffs filed a notice of appeal in the Delaware Supreme Court appealing the decision to dismiss the consolidated action against all defendants. The appeal was fully briefed as of October 7, 2016 and remains pending. The Company intends to continue to vigorously defend against this appeal.

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
The parties reached agreement on a stipulation of settlement and ancillary settlement documents, which were filed with the Court on April 25, 2016. On May 26, 2016, notice of the proposed settlement was mailed to Synergetics record holders that are members of the class.  The parties have reached an agreement in principle respecting payment by the Company of a nominal amount in respect of the plaintiffs’ attorneys' fees. The Court held the final settlement hearing on July 29, 2016, at which it granted final approval of the settlement and awarded the negotiated attorneys' fees.  Pursuant to the settlement, the Court dismissed the Missouri Actions with prejudice as to the named plaintiffs and all members of the settlement class.
Valeant U.S. Securities Litigation
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
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658, and appointing a lead plaintiff and lead plaintiff’s counsel. On June 24, 2016, the lead plaintiff filed a consolidated complaint naming additional defendants and asserting additional claims based on allegations of false and misleading statements and/or omissions similar to those in the initial complaints. Specifically, the consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. That motion is currently being briefed by the parties.
In addition to the consolidated putative class action, ten groups of individual investors in the Company’s stock and debt securities have filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); and Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497). These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, and negligent misrepresentation under state law, based on alleged purchases of Valeant stock, options, and/or debt at various times between January 4, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action.
The Company is evaluating these new complaints. The Company believes these new complaints and the consolidated putative class action also are without merit and intends to defend itself vigorously.
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
The Company expects that certain of these actions will be consolidated or stayed prior to proceeding to motions for leave and certification and that no more than one action will proceed in any jurisdiction. In particular, on June 10, 2016, the Ontario

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

Superior Court of Justice rendered its decision on carriage motions (motions held to determine who will have carriage of the class action) heard on April 8, 2016, provisionally staying the O'Brien action, in favor of the Kowalyshyn action. On September 15, 2016, in response to an arrangement between the plaintiffs in the Kowalyshyn action and the O’Brien action, the court ordered both that the Kowalyshyn action be consolidated with the O’Brien action and that the consolidated action be stayed in favour of the Catucci action pending either the further order of the Ontario court or the determination of the motion for leave in the Catucci action.
In the Catucci action, a schedule has been set for the week of April 24, 2017 for the hearing of motions for leave under the Quebec Securities Act and for authorization as a class proceeding.
The Company believes that it has viable defenses to each of the actions. In each case, the Company intends to defend itself vigorously.
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and  various third parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third party payors that paid claims submitted by Philidor for certain Valeant branded drugs between January 2, 2013 and November 9, 2015 (Airconditioning and Refrigeration Industry Health and Welfare Trust Fund et al. v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-03087, Plumbers Local Union No. 1 Welfare Fund v. Valeant Pharmaceuticals International Inc. et al., No. 3:16-cv-3885 and N.Y. Hotel Trades Council et al v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-05663).  The complaints allege, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaints further allege that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company believes these claims are without merit and intends to defend itself vigorously.
Antitrust
Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis, Valeant Pharmaceuticals International, Inc. (“VPII”) and various manufacturers of generic forms of Solodyn, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn. The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper. After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints. On August 14, 2015, the Court granted the Defendants' motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. VPII was dismissed from the case, but the litigation continues against Medicis and the generic manufacturers as to the remaining claims. A subsequent effort to re-plead claims under Sherman Act, Section 2 was denied on September 20, 2016. The actions are currently in discovery. On March 26, 2015, and on April 6, 2015, while the motion to dismiss the class action complaints was pending, two additional non-class action complaints were filed against Medicis by certain retail pharmacy and grocery chains ("Individual Plaintiffs") making similar allegations and seeking similar relief to that sought by Direct Purchaser Class Plaintiffs. Those suits have been centralized with the class action suits in the District of Massachusetts. Following the Court's August 14, 2015 decision on the motion to dismiss, the Individual Plaintiffs each filed amended complaints on October 1, 2015, and Medicis answered on December 7, 2015. A third non-class action was filed by another retail pharmacy against Medicis on January 26, 2016, and Medicis answered on March 28, 2016. The Company intends to vigorously defend all of these actions.

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
Intellectual Property
AntiGrippin® Litigation
A suit was brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark. The plaintiff in this matter alleged that Natur Produkt violated Russian competition law by preventing plaintiff from producing and marketing its products under certain brand names. The matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion (being approximately $50 million at the December 4, 2013 decision date). This charge was recognized in the fourth quarter of 2013 in Other expense (income) in the consolidated statements of income. Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The appeal court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the reserve was reversed in the first quarter of 2014 in Other expense (income) in the consolidated statements of income. AnviLab appealed the appeal court’s decision and the IP Court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by AnviLab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. Following the April 9, 2015 hearing, the court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUR 1.66 billion. Natur Produkt filed an appeal against this decision, both as to the merits and the quantum of damages, to the appeal court on May 15, 2015. The hearing before the appeal court was held on July 28, 2015 and the court ruled in favor of the plaintiff. Subsequently, Natur Produkt filed an appeal to the IP Court. At a hearing held on October 6, 2015, the IP Court ruled in favor of the plaintiff and upheld the decision of the appeal court. Natur Produkt appealed to the Supreme Court for review of the IP Court’s decision and, on December 30, 2015, the Supreme Court rejected Natur Produkt’s request for appeal. As Natur Produkt’s appeal to the IP Court did not delay enforcement of the appeal court’s decision, Natur Produkt was required to pay the claimed amount of RUR 1.66 billion (being approximately $25 million as of the payment date) to the plaintiff, via bailiffs’ account, on September 28, 2015. The Company recognized the $25 million charge in the third quarter of 2015 in Other (income) expense in the consolidated statements of (loss) income.
Following the decision of the IP Court, AnviLab filed two more claims against Natur Produkt relating to the matter described above (the “Original AnviLab Matter”). The first claim by AnviLab was filed on December 3, 2015 with the Saint Petersburg Arbitration Tribunal (Case No. A-56-89244/2015) and seeks an amount in respect of the interest payable on the amount awarded by the appeal court in the Original AnviLab Matter for the period between the date the amount was awarded by the appeal court (August 4, 2015) and the date AnviLab received the payment (September 29, 2015). A hearing in this matter was held on March 24, 2016 and a subsequent hearing was held on April 14, 2016. The second claim by AnviLab was filed on December 15, 2015 with the Saint Petersburg Arbitration Tribunal (Case No.A-56-23056/2013) and seeks an amount in respect of litigation costs related to Original AnviLab Matter. A hearing in this matter was held on February 25, 2016 and a subsequent hearing was held on April 14, 2016. The Court awarded amounts to AnviLab with respect to each of these claims. For both of these claims, the amount awarded to AnviLab was insignificant. On May 25, 2016, Natur Produkt appealed both of these

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

decisions. The hearing for Natur Produkt’s appeal respecting the claim for interest was held on August 16, 2016 and the appeal court decreased the amount awarded to Anvilab. The hearing for Natur Produkt’s appeal respecting the claim for litigation costs was held on August 31, 2016 and the appeal court decreased the amount awarded to Anvilab. Natur Produkt has paid both amounts (each of which were insignificant) to Anvilab. The period for either party to appeal the decision of the court in the claim for interest expired on November 7, 2016. Natur Produkt did not appeal the decision and it has not yet received any notice as to whether Anvilab has appealed. In the claim for litigation costs, Anvilab filed an appeal for to change the venue from the cassation court to the intellectual property court. Natur Produkt has until November 30, 2016 to respond and has not yet made a decision with respect to this appeal.
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Prolensa®, Apriso®, Uceris®, Solodyn®, Moviprep® and Carac® in the United States and Sublinox® and Glumetza® in Canada, or other similar suits. These matters are proceeding in the ordinary course.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tables, 550 mg, for which an ANDA has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à r.l. (“Valeant Luxembourg”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent , each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Luxembourg, Alfa Wassermann and Cedars-Sinai (the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter. On June 14, 2016, the Plaintiffs filed an amended complaint adding US patent 9,271,968 (the “‘968 patent”) to this suit. Alfa Wassermann is the owner of the ‘968 patent, which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg to market Xifaxan® tablets, 550 mg. A seven-day trial has been scheduled commencing on January 29, 2018. The Company believes the allegations raised in Actavis’ notice are without merit and intends to vigorously pursue this suit.
Product Liability
Shower to Shower Canadian Class Actions
On or about October 3, 2016, the Company was served with a claim in a proceeding filed before the Supreme Court of British Columbia (Williamson v. Johnson & Johnson et al., Case No: 179011), in which the Company is named as a defendant, along with various Johnson & Johnson entities. In this claim, the plaintiff is seeking to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson’s Baby Powder or Shower to Shower, including

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

their estates, executors and personal representatives. The Company acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. The Company is also named as a defendant along with various Johnson & Johnson entities in a similar application filed in the Superior Court of Quebec, on or about April 12, 2016, in which the plaintiff is requesting leave to institute a proposed class action on behalf of persons in Québec who have used Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs (Kramar v. Johnson & Johnson, et al., Case No. 500-06-000787-164).  The plaintiff in the British Columbia action is alleging that the use of the products increases certain health risks. The plaintiff in the Quebec action is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. The plaintiffs in these actions are seeking, among other things, awards of general, special, compensatory and punitive damages. The likelihood of the authorization or certification of these claims as class actions cannot be assessed at this time. The Company intends to defend itself vigorously in each of these actions.
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
Sprout Litigation
On or about November 2, 2016, the Company and Valeant were named as defendants in a lawsuit filed by the shareholder representative of the former shareholders of Sprout Pharmaceuticals, Inc. in the Court of Chancery of the State of Delaware (C.A. No. 12868). The plaintiff in this action is alleging, among other things, breach of contract with respect to certain terms of the merger agreement relating to the Sprout Acquisition, including the obligations on Valeant to use certain diligent efforts to develop and commercialize the Addyi® product (including the obligation to spend no less than $200 million in certain expenditures - see Note 4 for additional information on this obligation). The plaintiff in this action is seeking unspecified compensatory and other damages and attorneys’ fees, as well as an order requiring Valeant to perform its obligations under the merger agreement. The Company is evaluating these claims and intends to vigorously defend itself.
Salix Legal Proceedings
The estimated fair values of the potential losses regarding the matters described below, along with other matters, are included as part of contingent liabilities assumed in the Salix Acquisition. Refer to Note 4 for additional information. Each of the Salix legal proceeding matters set out below was commenced prior to the Company’s acquisition of Salix.
DOJ Subpoena
On February 1, 2013, Salix received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding sales and promotional practices for its Xifaxan®, Relistor® and Apriso® products. The Company, the United States and the state Medicaid Fraud Control Unit negotiating team agreed to resolve the investigation as to the Company for approximately $54 million, plus payment of applicable interest and reasonable attorneys’ fees.  In June 2016, the Company and the United States executed a settlement agreement concerning the federal portion of the settlement, which was approved by the Court on June 9, 2016. Pursuant to the terms of the agreement, the Company made a payment of approximately $47 million plus interest on June 20, 2016.  In August 2016, the Company executed settlement agreements with each of the states concerning the states’ portion of the settlement. Pursuant to the terms of the agreements, the Company made a payment of approximately $8 million plus interest on August 15, 2016.  All claims of the United States and the states have been concluded, and the only remaining claim relates to a retaliation claim asserted by Rasvinder Dhaliwal, the relator in one of the False Claims Act actions resolved pursuant the settlement. The aggregate amount of the settlement (for both the federal and state portions of the settlement and including the interest and attorneys’ fees payable in connection therewith) was

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

included within the liability recorded at fair value as part of the Salix Acquisition. Following the execution of the settlement concerning the federal claims against Salix, the Company concluded its estimated legal liability relating to this matter, which was initially measured at fair value on the date of the Salix Acquisition, should be reduced by $39 million. The adjustment was recorded in other income in the second quarter of 2016 in the Company's Consolidated statement of loss.
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
Salix Securities Litigation
Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls. Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)). These two actions have been consolidated under the caption In re Salix Pharmaceuticals, Ltd. (Case No. 14-CV-8925 (KMW)). Defendants’ Motions to Dismiss were fully briefed as of August 3, 2015. The Court denied the Motions to Dismiss in an order dated March 31, 2016 for the reasons stated in an opinion dated April 22, 2016. Defendants’ Answers to the operative Complaint were filed on May 31, 2016. On October 10, 2016, Plaintiffs’ filed a motion for class certification.  The parties also are engaged in ongoing discovery.  Salix and the Company are vigorously defending this consolidated matter. A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed.
Philidor Matters
As mentioned above in this section, the Company is involved in certain investigations, disputes and other proceedings related to the Company’s now terminated relationship with Philidor. These include the putative class action litigation in the U.S. and Canada, the purported class actions under the federal RICO statute and the investigations by certain offices of the Department of Justice, the SEC and the California Department of Insurance, the request for documents and other information received from the AMF and certain Congressional committees and a document subpoena from the New Jersey State Bureau of Securities. There can be no assurances that governmental agencies or other third parties will not commence additional investigations or assert claims relating to the Company’s former relationship with Philidor or Philidor’s business practices, including claims that Philidor or its affiliated pharmacies improperly billed third parties or that that the Company is liable, directly or indirectly, for such practices. The Company is cooperating with all existing governmental investigations related to Philidor and is vigorously defending the putative class action litigations. No assurance can be given regarding the ultimate outcome of any present or future proceedings relating to Philidor.

18.	SEGMENT INFORMATION
Reportable Segments
As previously announced on August 9, 2016, the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), commenced managing the business differently in the third quarter of 2016 through changes in and reorganizations to the Company’s business structure, including changes to its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. Pursuant to this change, which was effective in the third quarter of 2016, the Company now operates in three operating and reportable segments: (i) Bausch + Lomb / International, (ii) Branded Rx, and (iii) U.S. Diversified Products. The following is a brief description of the Company’s segments as of September 30, 2016:

•
The Bausch + Lomb / International segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products in the area of eye health, primarily comprised of Bausch + Lomb products, with a focus on

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

four product offerings (Vision Care, Surgical, Consumer and Ophthalmology Rx), and (ii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East.

•
The Branded Rx segment consists of sales of pharmaceutical products related to (i) the Salix product portfolio in the U.S., (ii) the Dermatological product portfolio in the U.S., (iii) the Canadian product portfolio, and (iv) product portfolios in the U.S. in the areas of oncology, dentistry and women’s health.

•
The U.S. Diversified Products segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses), and (ii) sales of generic products in the U.S.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as restructuring and acquisition-related costs, other (income) expense, and in-process research and development impairments and other charges, are not included in the measure of segment profit, as management excludes these items in assessing financial performance.
Corporate includes the finance, treasury, certain research and development programs, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, expenses, gains and losses related to the overall management of the Company, which are not allocated to the other business segments. In addition, a portion of share-based compensation is considered a corporate cost, since the amount of such expense depends on Company-wide performance rather than the operating performance of any single segment.
Prior period segment financial information has been recast to conform to current segment presentation.
Segment Revenues and Profit
Segment revenues and profit for the three-month and nine-month periods ended September 30, 2016 and 2015 were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015 (restated)
Revenues:
The Bausch + Lomb / International segment(1)	$1,161.8	$1,118.9	$3,431.4	$3,416.3
The Branded Rx segment(2)	847.3	1,104.3	2,318.5	2,579.3
The U.S. Diversified Products segment(3)	470.5	563.6	1,521.5	1,693.7
Total revenues	2,479.6	2,786.8	7,271.4	7,689.3

Segment profit:
The Bausch + Lomb / International segment(4)	345.6	382.5	979.5	1,187.5
The Branded Rx segment(5)	520.1	671.0	1,170.8	1,504.2
The U.S. Diversified Products segment(6)	378.3	447.5	1,226.5	1,329.5
Total segment profit	1,244.0	1,501.0	3,376.8	4,021.2

Corporate(7)	(184.1)	(161.6)	(524.3)	(382.8)
Amortization and impairments of finite-lived intangible assets	(807.1)	(679.2)	(2,389.2)	(1,629.8)
Goodwill impairment	(1,049.0)	—	(1,049.0)	—
Restructuring and integration costs	(20.7)	(75.6)	(78.2)	(274.0)
In-process research and development impairments and other charges	(36.0)	(95.8)	(53.9)	(108.1)
Acquisition-related costs	—	(7.0)	(1.8)	(30.4)
Acquisition-related contingent consideration	(9.0)	(3.8)	(18.3)	(22.6)
Other (expense) income	(1.1)	(30.2)	21.6	(213.2)
Operating (loss) income	(863.0)	447.8	(716.3)	1,360.3
Interest income	2.5	0.7	5.5	2.5
Interest expense	(469.6)	(420.2)	(1,368.7)	(1,130.7)
Loss on extinguishment of debt	—	—	—	(20.0)
Foreign exchange (loss) gain and other	(2.3)	(34.0)	4.6	(99.5)
(Loss) income before (recovery of) provision for income taxes	$(1,332.4)	$(5.7)	$(2,074.9)	$112.6
____________________________________

(1)
The Bausch + Lomb / International segment revenues reflect incremental product sales revenue in the three-month and nine-month periods ended September 30, 2016 mainly from 2015 acquisitions of $67 million and $226 million, respectively, in the aggregate, primarily from the Amoun Acquisition.

(2)
The Branded Rx segment revenues reflect incremental product sales revenue in the nine-month period ended September 30, 2016 from 2015 acquisitions of $383 million, in the aggregate, primarily from the Salix Acquisition and the acquisition of certain assets of Dendreon.

(3)
The U.S. Diversified Products segment revenues reflect incremental product sales revenue in the three-month and nine-month periods ended September 30, 2016 from 2015 acquisitions of $2 million and $113 million, respectively, in the aggregate, primarily from the Salix Acquisition (Zegerid® authorized generic product sales) and the acquisition of certain assets of Marathon.

(4)
The Bausch + Lomb / International segment profit in the three-month and nine-month periods ended September 30, 2016 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to identifiable intangible assets of $255 million and $587 million, respectively, in the aggregate, compared with $161 million and $478 million in the corresponding periods of 2015.

(5)
The Branded Rx segment profit in the three-month and nine-month periods ended September 30, 2016 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to identifiable intangible assets and inventory of $421 million and $1.49 billion, respectively, in the aggregate, primarily from the Salix Acquisition, compared with $422 million and $907 million in the corresponding periods of 2015.

(6)
The U.S. Diversified Products segment profit in the three-month and nine-month periods ended September 30, 2016 reflects the impact of acquisition accounting adjustments related to the fair value adjustments to identifiable intangible assets of $133 million and $341 million, respectively, in the aggregate, compared with $121 million and $300 million in the corresponding periods of 2015.

(7)
Corporate reflects research and development expenses of $56 million and $173 million in the three-month and nine-month periods ended September 30, 2016, respectively, and non-restructuring-related share-based compensation expense of $23 million and $93 million in the three-month and nine-month periods ended September 30, 2016, respectively. This compares with research and development expenses of $72 million and $162 million in the corresponding periods of 2015, respectively, and non-restructuring-related share-based compensation expense of $40 million and $78 million in the corresponding periods of 2015, respectively. The non-restructuring-related share-based compensation expense in the nine-month period ended

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts expressed in millions of U.S. dollars, except per share data)
(Unaudited)

September 30, 2016 included a charge relating to the acceleration of vesting of the performance-based RSUs held by the Company's former Chief Executive Officer. See Note 12 for additional information.
Segment Assets
Total assets by segment as of September 30, 2016 and December 31, 2015 were as follows:

	As of September 30, 2016	As of December 31, 2015
Assets:
The Bausch + Lomb / International segment	$16,455.5	$16,886.7
The Branded Rx segment	22,524.6	24,900.5
The U.S. Diversified Products segment	6,302.6	6,758.5
	45,282.7	48,545.7
Corporate	478.5	418.8
Total assets	$45,761.2	$48,964.5
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
INTRODUCTION
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements, and notes thereto, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim period ended September 30, 2016 (the “unaudited consolidated financial statements”). This MD&A should also be read in conjunction with the annual MD&A and the audited consolidated financial statements and notes thereto prepared in accordance with U.S. GAAP that are contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
Additional information relating to the Company, including the 2015 Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (“SEC”) website at www.sec.gov.
Unless otherwise indicated herein, the discussion and analysis contained in this MD&A is as of November 9, 2016.
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

On August 9, 2016, the Company announced a new organizational structure which resulted in a realignment of the current segment structure. Pursuant to this change, the Company has three reportable segments: (i) Bausch + Lomb / International, (ii) Branded Rx, and (iii) U.S. Diversified Products. In the Bausch + Lomb / International segment, we focus on the durable growth businesses primarily in the area of eye health in the U.S. with four product offerings, Vision Care, Surgical, Consumer and Ophthalmology Rx, as well as on the sales of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, and medical device products in the International markets, excluding Canada. In the Branded Rx segment, we focus on growth businesses consisting of Salix, Dermatology, Canada, and other therapeutic classes, including oncology, dentistry and women’s health. In the U.S. Diversified Products segment, we focus on cash generating businesses including Neurology and Other (includes aesthetics (including the Solta and Obagi businesses)), and Generics. See Note 18 titled "SEGMENT INFORMATION" of notes to unaudited consolidated financial statements for further information on the new reporting segments.
Our strategy is to focus our business on core geographies and therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes and geographies, we prioritize durable products which have the potential for strong operating margins and evidence of growth opportunities. The growth of our business is further augmented through our lower risk, output-focused research and development model, which allows us to advance certain development programs to drive future commercial growth, while creating efficiencies in our research and development expense.
Further, our long-term strategy also includes deploying cash via business development, debt repayment and repurchases, and share buybacks. Since the Company’s (then named Biovail Corporation (“Biovail”)) acquisition of Valeant on September 28, 2010 (the “Merger”), we have completed numerous transactions to expand our portfolio offering and geographic footprint, including, among others, the acquisitions of Salix Pharmaceuticals, Ltd. (“Salix”) and Bausch & Lomb Holdings Incorporated (“B&L”). While we anticipate business development through acquisitions may continue to be a component of our long-term strategy, we expect the volume and size of acquisitions to be minimal in 2016 and the foreseeable future, as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") (including as contained in the April 11, 2016 amendment (the "April 2016 amendment")) that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio. Refer to Note 10 titled "LONG-TERM DEBT" of notes to unaudited consolidated financial statements for details related to our Credit Agreement (including the April 2016 amendment).
We believe our strategy will allow us to maximize both the growth rate and profitability of the Company and to enhance shareholder value. For the remainder of 2016 and into 2017, we plan to continue to execute our strategy to drive growth of key products, progress our research and development pipeline, and execute new product launches. Some of our top priorities include, among others:

•	Maximizing our key therapeutic area businesses including: dermatology, gastrointestinal ("GI"), and eye health;

•	Obtaining regulatory approval for, and successfully launching, brodalumab and latanoprostene bunod;

•	Maximizing the success of our new fulfillment arrangements with Walgreen Co. ("Walgreens"), described further under ''Selected Financial Information" below;

•	Strengthening our balance sheet by reducing outstanding debt levels; and

•	Implementing efficient resource allocation.
While we intend to focus on the key therapeutic areas described above, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe are in the best interest of the Company.
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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The complementary nature of the Company and Salix businesses has provided an opportunity to capture significant operating synergies from reductions in sales and marketing, general and administrative expenses, and research and development. In total, in connection with the acquisition of Salix, we have identified approximately $530 million of cost synergies on an annual run rate basis that have been substantially achieved by the end of 2015. This amount does not include revenue synergies or the benefits of incorporating Salix’s operations into the Company’s corporate structure. We had estimated that we would incur total costs of approximately $300 million in connection with these cost-rationalization and integration initiatives, which were substantially completed by mid-2016. As of September 30, 2016, we have incurred total costs of $241 million, and we do not expect to incur any additional material costs beyond 2016.
See Note 6 titled "RESTRUCTURING AND INTEGRATION COSTS" of notes to the unaudited consolidated financial statements for detailed information summarizing the major components of costs incurred in connection with our acquisition-related initiatives through September 30, 2016.
SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015 (restated)	Change
($ in millions, except per share data)	$	$	$	%	$	$	$	%
Revenues	2,479.6	2,786.8	(307.2)	(11)	7,271.4	7,689.3	(417.9)	(5)
Operating expenses	3,342.6	2,339.0	1,003.6	43	7,987.7	6,329.0	1,658.7	26
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	(1,218.4)	49.5	(1,267.9)	NM	(1,894.4)	94.2	(1,988.6)	NM
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	(3.49)	0.14	(3.63)	NM	(5.47)	0.28	(5.75)	NM
Diluted	(3.49)	0.14	(3.63)	NM	(5.47)	0.27	(5.74)	NM
____________________________________
NM — Not meaningful
Financial Performance
Changes in Revenues
Total revenues decreased $307 million, or 11%, to $2.48 billion in the third quarter of 2016 as compared to $2.79 billion in the third quarter of 2015 and decreased $418 million, or 5%, to $7.27 billion in the first nine months of 2016 as compared to $7.69 billion in the first nine months of 2015, primarily due to (i) a decline in product sales revenue of $347 million and $966 million, in the aggregate, in the third quarter of 2016 and first nine months of 2016, respectively, from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below), (ii) a negative foreign currency impact on the existing business of $6 million and $95 million, in the aggregate, in the third quarter of 2016 and first nine months of 2016, respectively, and (iii) a negative impact from divestitures and discontinuations of $21 million and $63 million, in the aggregate, in the third quarter of 2016 and first nine months of 2016, respectively, partially offset by (iv) incremental product sales revenue of $70 million and $722 million, in the aggregate, from all 2015 acquisitions in the third quarter of 2016 and first nine months of 2016, respectively, as compared to the same periods in the prior year. The above changes are further described below under “Results of Operations—Revenues by Segment”.
In October 2015, we announced that we would be severing all ties with and relating to the Philidor Rx Services, LLC ("Philidor") pharmacy network, which was consolidated as a variable interest entity within our consolidated financial statements as of December 31, 2015. Effective November 1, 2015, we signed a termination agreement terminating all arrangements with and relating to Philidor, other than certain transition services which ended in January 2016, and Philidor was deconsolidated from our consolidated financial statements in the first quarter of 2016. Net sales recognized through Philidor were nominal for the first nine months of 2016 and represented approximately 7% and 6% of our total consolidated revenue for three-month and nine-month periods ended September 30, 2015, respectively.

In December 2015, we announced new fulfillment agreements with Walgreen Co. ("Walgreens"). Under the terms of the brand fulfillment agreement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The programs under this 20-year agreement initially cover certain of our dermatology products, including, among others, Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including, among others, Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®, and Addyi®. The program was launched in January 2016 (with respect to the dermatology products) and in February 2016 (with respect to the other products). Net sales recognized through these new fulfillment arrangements with Walgreens represented approximately 5% and 4% of our total consolidated revenue for the third quarter and first nine months of 2016, respectively.
In May 2016, we formed a new Patient Access and Pricing Committee that is responsible for the pricing of our drugs. Effective May 16, 2016, we implemented, pursuant to a recommendation of the Patient Access and Pricing Committee, an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. On October 14, 2016, we announced that the Patient Access and Pricing Committee had made certain decisions regarding price changes of products in our neurology, GI and urology portfolios. The planned wholesale acquisition price increases, effective October 14, 2016, range from 2.0% to 9.0%. The changes are aligned with the Patient Access and Pricing Committee's commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. It was also decided that there would be no pricing adjustments for the remainder of 2016 for our dermatology and ophthalmology products. All future pricing actions will be subject to review by the Patient Access and Pricing Committee. We expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized prices for our products and may have a significant impact on our revenue trends.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015 (restated)
($ in millions)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Gross product sales	4,088.3		4,317.4		11,992.1		11,105.4
Provisions to reduce gross product sales to net product sales
Discounts and allowances	192.6	5	186.1	4	560.7	5	445.8	4
Returns	99.2	2	130.8	3	342.7	3	297.8	3
Rebates	684.6	17	690.1	16	1,880.1	16	1,499.1	13
Chargebacks	562.5	14	487.9	11	1,708.3	14	1,197.0	11
Distribution fees	105.8	3	74.3	2	331.9	3	96.4	1
	1,644.7	40	1,569.2	36	4,823.7	40	3,536.1	32
Net product sales	2,443.6		2,748.2		7,168.4		7,569.3
____________________________________
(1) — As a percentage of gross product sales.
Provisions as a percentage of gross sales increased to 40% for the third quarter and first nine months of 2016 compared with 36% and 32% in the third quarter and first nine months of 2015, respectively. The increase was driven primarily by the following factors:

•
an increase in the provisions for discounts and allowances in the third quarter and first nine months of 2016, mainly due to a higher percentage of our total product sales driven by our generic product portfolio, which typically has higher discounts and allowances;

•
an increase in the provisions for rebates in the third quarter and first nine months of 2016 driven primarily by increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. Specifically, the comparisons were impacted primarily by higher provisions for rebates, including managed care rebates for Jublia® and the co-pay assistance programs for launch products and other promoted products including Onexton®, Retin-A Micro® Microsphere 0.08% ("RAM 0.08%"), and Solodyn®, as well as the Salix products. The increase was partially offset by a decrease in rebates for Glumetza® due to a decline in sales volume as a result of generic competition;

•
an increase in the provisions for chargebacks in the third quarter and first nine months of 2016 as a result of increased utilization and higher chargebacks given to group purchasing organizations for products sales of Isuprel® and Nitropress® and to the U.S. government in connection with product sales for Minocin®, Ativan®, Glumetza® and Targretin®, offset by decreases in utilization for Wellbutrin®; and

•
higher distribution service fees due to lower offsetting price appreciation credits, which credits offset against the total distribution service fees we pay on all of our products to each wholesaler, realized in the third quarter and first nine months of 2016 as compared to the amounts realized in the third quarter and first nine months of 2015. Price appreciation credits in the first nine months of 2016 decreased primarily due to lower and fewer price increase actions taken in the first nine months of 2016 and lower inventory levels at the wholesalers impacted by those price increases. Net reduction to the distribution service fees provisions from price appreciation credits decreased from $44 million and $171 million in the third quarter and first nine months of 2015, respectively, to nil and $3 million in the third quarter and first nine months of 2016, respectively.

These factors were partially offset by:

•
a decrease in the returns provision in the third quarter of 2016 mainly driven by favorable adjustments to (i) Cuprimine® and Ativan® due to increased utilization by the U.S. government, and (ii) Relistor® and Apriso® as a result of additional promotional efforts, which lowered the inventory level in the distribution channel for these promoted products.

During the fourth quarter of 2015, we identified a misclassification between previously reported “Gross product sales” and “Provisions to reduce gross product sales to net product sales” in the table above. This misclassification did not impact “Net product sales” as reported in the Consolidated statements of (loss) income. For the third quarter and first nine months of 2015, we previously reported “Gross product sales” of $4.67 billion and $11.88 billion, respectively, and “Provisions to reduce gross product sales to net product sales” of $1.92 billion and $4.29 billion, respectively, which, after adjusting for the misclassification, the “Gross product sales” should have been $4.32 billion and $11.11 billion, respectively and “Provisions to reduce gross product sales to net product sales” should have been $1.57 billion and $3.52 billion, respectively, prior to reflecting the effect of the restatement ($21 million) as disclosed in Note 2 titled “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” of notes to unaudited consolidated financial statements. This misclassification relates to the presentation of gross product sales and related provisions for sales through Philidor, subsequent to the consolidation of Philidor in December 2014. The amounts reflected in the table above reflect the correction of this misclassification, as well as the effect of the restatement.
Changes in Net (Loss) Income Attributable to Valeant Pharmaceuticals International, Inc.
Net loss attributable to Valeant Pharmaceuticals International, Inc. in the third quarter of 2016 was $1.22 billion, compared with net income attributable to Valeant Pharmaceuticals International, Inc. of $50 million in the third quarter of 2015, reflecting the following factors: (i) a decline in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of finite-lived intangible assets) of $319 million in the third quarter of 2016, (ii) an increase in operating expenses driven mainly by a goodwill impairment charge recognized in the third quarter of 2016 and an increase in amortization and impairments of finite-lived intangible assets, partially offset by a decrease in in-process research and development impairments and other charges, restructuring and integration costs, selling, general and administrative expenses, and other expense.
Net loss attributable to Valeant Pharmaceuticals International, Inc. in the first nine months of 2016 was $1.89 billion, compared with net income attributable to Valeant Pharmaceuticals International, Inc. of $94 million in the first nine months of 2015, reflecting the following factors: (i) a decline in contribution of $505 million in the first nine months of 2016, (ii) an increase in operating expenses driven mainly by a goodwill impairment charge recognized in the third quarter of 2016 and an increase in amortization and impairments of finite-lived intangible assets, selling, general and administrative expenses, and research and development expense, partially offset by a decrease in other expense and restructuring and integration costs, and (iii) an increase in non-operating expenses driven mainly by an increase in interest expense partially offset by foreign exchange gain.
The above changes are further described below under “Results of Operations”.
RESULTS OF OPERATIONS
Reportable Segments
As previously announced, on August 9, 2016, our Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), commenced managing the business differently in the third quarter of 2016, through changes in and reorganizations to the Company’s business structure, including changes to its operating and reportable segments, which necessitated a realignment of the Company’s historical segment structure. Pursuant to this change, which was effective in the third quarter of 2016, we now have three operating and reportable segments: (i) Bausch + Lomb / International, (ii) Branded Rx, and (iii) U.S. Diversified Products. Accordingly, we have recast prior period segment information to conform to the current period presentation. The following is a brief description of our segments:

•
The Bausch + Lomb / International segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products in the area of eye health, primarily comprised of Bausch + Lomb products, with a focus on four product offerings (Vision Care, Surgical, Consumer and Ophthalmology Rx), and (ii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East.

•
The Branded Rx segment consists of sales of pharmaceutical products related to (i) the Salix product portfolio in the U.S., (ii) the Dermatological product portfolio in the U.S., (iii) the Canadian product portfolio, and (iv) product portfolios in the U.S. in the areas of oncology, dentistry and women’s health.

•
The U.S. Diversified Products segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses), and (ii) sales of generic products in the U.S.

Revenues By Segment
The following table displays revenues by segment for the third quarters and first nine months of 2016 and 2015, the percentage of each segment’s revenues compared with total revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s revenues. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015 (restated)		Change
($ in millions)	$	%	$	%	$	%	$	%	$	%	$	%
The Bausch + Lomb / International segment	1,161.8	47	1,118.9	40	42.9	4	3,431.4	47	3,416.3	44	15.1	—
The Branded Rx segment	847.3	34	1,104.3	40	(257.0)	(23)	2,318.5	32	2,579.3	34	(260.8)	(10)
The U.S. Diversified Products segment	470.5	19	563.6	20	(93.1)	(17)	1,521.5	21	1,693.7	22	(172.2)	(10)
Total revenues	2,479.6	100	2,786.8	100	(307.2)	(11)	7,271.4	100	7,689.3	100	(417.9)	(5)
Total revenues decreased $307 million, or 11%, to $2.48 billion in the third quarter of 2016 as compared to $2.79 billion in the third quarter of 2015, and decreased $418 million, or 5%, to $7.27 billion in the first nine months of 2016 as compared to $7.69 billion in the first nine months of 2015. The decline was mainly attributable to the effect of the following factors:
The Bausch + Lomb / International segment:

•
the incremental product sales revenue of $67 million and $226 million, in the aggregate, mainly from all 2015 acquisitions in the third quarter and first nine months of 2016, respectively, as compared to the same periods in the prior year, primarily from the acquisition of Amoun Pharmaceutical Company S.A.E. ("Amoun") (the "Amoun Acquisition").

This factor was partially offset by:

•
a decline in product sales revenue from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $4 million and $93 million in the third quarter and first nine months of 2016, respectively, primarily due to lower realized prices related to our ophthalmology products as a result of the implementation of rebates and other price adjustments during the year. The decline in product sales was also due to nominal price appreciation credits recognized during the third quarter and first nine months of 2016, as a result of lower and fewer price increases taken in 2016. These factors were partially offset by higher volumes in U.S. consumer product sales, as well as in product sales in Eastern Europe (excluding Poland and Russia) and China.  With respect to Poland and Russia, product sales declined in the first nine months of 2016 primarily as a result of our efforts to reduce wholesaler inventory levels in those countries (our wholesaler inventory levels in Poland and Russia, in the aggregate, approximated 2.7 months at September 30, 2016, as compared to approximately four to five months during 2015).  We met our targeted inventory levels of below three months for Poland and Russia in the third quarter of 2016 and we expect to continue to maintain inventory at or below such targeted levels for those countries.  In the case of Russia, the product sales decline in the first nine months of 2016 was lessened by the increase in products sales in the third quarter of 2016;

•
a negative foreign currency exchange impact on the existing business of $7 million and $84 million in the third quarter and first nine months of 2016, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Mexican peso, Egyptian pound and Chinese yuan, partially offset by the strengthening of the Japanese yen against the U.S. dollar. In November 2016, we observed a significant devaluation of the Egyptian pound against the U.S. dollar as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar.  Revenue generated from the Amoun business represents approximately 2% of our total revenues or approximately 5% of revenues from our Bausch + Lomb / International segment.  We anticipate the devaluation of the Egyptian pound would have a negative impact on our reported revenue; and

•
a negative impact from divestitures and discontinuations of $12 million and $28 million related to a number of individually immaterial products in the third quarter and first nine months of 2016, respectively.

The Branded Rx segment:

•
a decline in product sales revenue from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $251 million and $616 million in the third quarter and first nine months of 2016, respectively, primarily as a result of lower average realized prices resulting from (i) higher managed care rebates (dermatology and Salix), (ii) lower price appreciation credits (dermatology and Salix), and (iii) the new fulfillment agreement with Walgreens (dermatology), refer to “Selected Financial Information” for further details. The decline in products sales was also due to lower volumes in dermatology (mainly attributable to Jublia®, Solodyn® and Ziana®) due to changes in the fulfillment model as well as driven by generic competition in the case of Ziana®. These factors were partially offset by higher volumes in Salix, driven by Xifaxan® and Uceris®; and

•
a negative impact from divestitures and discontinuations of $5 million and $16 million related to a number of individually immaterial products in the third quarter and first nine months of 2016, respectively.

These factors were partially offset by:

•
the incremental product sales revenue of $383 million, in the aggregate, in the first nine months of 2016, as compared to the same period in the prior year, from all 2015 acquisitions, primarily from the acquisitions of Salix (mainly driven by Xifaxan®, as well as Uceris®, Apriso®, Relistor® and Zegerid® product sales) and certain assets of Dendreon Corporation ("Dendreon") (Provenge® product sales). The incremental product sales revenue in the third quarter of 2016 from all 2015 acquisitions was nominal. Of the $383 million increase in the first nine months of 2016, approximately 10% of such amount was attributable to price increases implemented subsequent to such 2015 acquisitions (primarily related to such price increases for Apriso®, Zegerid®, and Relistor®). Price appreciation credits for the third quarter and first nine months of 2016 related to product sales from 2015 acquisitions were nominal due to lower and fewer price increases taken during those periods. Regarding the acquisition of Salix in April 2015 (the "Salix Acquisition"), wholesaler inventory levels were approximately 1.5 months at September 30, 2016 (as compared to approximately 1.8 months at December 31, 2015), which is consistent with the overall inventory levels of approximately 1.5 months at our U.S. wholesalers for branded products (excluding generic products) at both September 30, 2016 and December 31, 2015.

The U.S. Diversified Products segment:

•
a decline in product sales revenue from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $92 million and $258 million in the third quarter and first nine months of 2016, respectively, primarily as a result of continued decline in Neurology driven by generic competition (Xenazine®, Mestinon®, Ammonul® and Sodium Edecrin). To a lesser extent, the decline in product sales was due to lower average realized prices related to our Neurology products resulting from (i) higher managed care rebates, (ii) lower price appreciation credits, and (iii) higher group purchasing organization chargebacks on Nitropress® and Isuprel®; and

•
a negative impact from divestitures and discontinuations of $5 million and $19 million related to a number of individually immaterial products in the third quarter and first nine months of 2016, respectively.

These factors were partially offset by:

•
the incremental product sales revenue of $2 million and $113 million, in the aggregate, in the third quarter and first nine months of 2016, respectively, as compared to the same periods in the prior year, from all 2015 acquisitions, primarily from the Salix Acquisition (Zegerid® authorized generic product sales) and the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon") (Nitropress® and Isuprel® product sales). Of the $113 million increase in the first nine months of 2016, approximately 38% of such amount was attributable to price increases implemented subsequent to such 2015 acquisitions.

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
The following table displays profit by segment for the third quarters and first nine months of 2016 and 2015, the percentage of each segment’s profit compared with corresponding segment revenues in the respective period, and the dollar and percentage change in the dollar amount of each segment’s profit.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015 (restated)		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
The Bausch + Lomb / International segment	345.6	30	382.5	34	(36.9)	(10)	979.5	29	1,187.5	35	(208.0)	(18)
The Branded Rx segment	520.1	61	671.0	61	(150.9)	(22)	1,170.8	50	1,504.2	58	(333.4)	(22)
The U.S. Diversified Products segment	378.3	80	447.5	79	(69.2)	(15)	1,226.5	81	1,329.5	78	(103.0)	(8)
Total segment profit	1,244.0	50	1,501.0	54	(257.0)	(17)	3,376.8	46	4,021.2	52	(644.4)	(16)
____________________________________
(1) — Represents profit as a percentage of the corresponding segment revenues.
Total segment profit decreased $257 million, or 17%, to $1.24 billion in the third quarter of 2016 as compared to $1.50 billion in the third quarter of 2015, and decreased $644 million, or 16%, to $3.38 billion in the first nine months of 2016 as compared to $4.02 billion in the first nine months of 2015, mainly attributable to the effect of the following factors:
The Bausch + Lomb / International segment:

•
a decline in contribution from product sales from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $54 million and $173 million in the third quarter and first nine months of 2016, respectively. Refer to "—Revenues By Segment" above for additional details;

•
a negative foreign currency exchange impact on the existing business contribution of $4 million and $52 million in the third quarter and first nine months of 2016, respectively, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Mexican peso, Egyptian pound and Chinese yuan, partially offset by the strengthening of the Japanese yen against the U.S. dollar;

•
an increase in operating expenses of $6 million and $74 million in the third quarter and first nine months of 2016, respectively, primarily associated with the 2015 acquisitions within the segment (primarily the Amoun Acquisition); and

•
a decrease in contribution related to divestitures and discontinuations of $7 million and $17 million related to a number of individually immaterial products in the third quarter and first nine months of 2016, respectively.

These factors were partially offset by:

•
an increase in contribution of $34 million and $110 million, mainly from all 2015 acquisitions, primarily the Amoun Acquisition, in the third quarter and first nine months of 2016, respectively, including expenses for acquisition accounting adjustments related to inventory of $5 million, in the aggregate, in the first nine months of 2016.

The Branded Rx segment:

•
a decline in contribution from product sales from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $234 million and $583 million in the third quarter and first nine months of 2016, respectively. Refer to "—Revenues By Segment" above for additional details;

•	an increase in operating expenses of $54 million in the first nine months of 2016 primarily associated with the 2015 acquisitions within the segment (primarily Salix); and

•
a decrease in contribution related to divestitures and discontinuations of $4 million and $13 million related to a number of individually immaterial products in the third quarter and first nine months of 2016, respectively.

These factors were partially offset by:

•
an increase in contribution of $285 million, in the aggregate, from all 2015 acquisitions in the first nine months of 2016, primarily from the Salix Acquisition (mainly driven by Xifaxan®, as well as Uceris®, Apriso®, Relistor® and Zegerid® product sales) and the acquisition of certain assets of Dendreon (Provenge® product sales), including expenses for acquisition accounting adjustments related to inventory of $33 million, in the aggregate, in the first nine months of 2016; and

•	a decrease in operating expenses of $64 million in the third quarter of 2016, primarily related to lower advertising and promotional expenses to support the dermatology business; and

•
a favorable impact of $25 million and $30 million related to the existing business acquisition accounting adjustments related to inventory in the third quarter and first nine months of 2015, respectively, that did not similarly occur in the third quarter and first nine months of 2016.

The U.S. Diversified Products segment:

•
a decline in contribution from product sales from our existing business (excluding effects from 2015 acquisitions, foreign currency and divestitures and discontinuations as described below) of $73 million and $220 million in the third quarter and first nine months of 2016, respectively. Refer to "—Revenues By Segment" above for additional details; and

•
a decrease in contribution related to divestitures and discontinuations of $4 million and $15 million related to a number of individually immaterial products in the third quarter and first nine months of 2016, respectively.

These factors were partially offset by:

•
an increase in contribution of $106 million, in the aggregate, from all 2015 acquisitions in the first nine months of 2016, primarily from the Salix Acquisition (Zegerid® authorized generic product sales) and the acquisition of certain assets of Marathon (Nitropress® and Isuprel® product sales); and

•
a favorable impact of $40 million related to the existing business acquisition accounting adjustments related to inventory in the first nine months of 2015 that did not similarly occur in the first nine months of 2016.

Operating Expenses
The following table displays the dollar amount of each operating expense category for the third quarters and first nine months of 2016 and 2015, the percentage of each category compared with total revenues in the respective period, and the dollar and percentage changes in the dollar amount of each category. Percentages may not add due to rounding.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		Change		2016		2015 (restated)		Change
($ in millions)	$	%(1)	$	%(1)	$	%	$	%(1)	$	%(1)	$	%
Cost of goods sold (exclusive of amortization and impairments of finite-lived intangible assets shown separately below)	649.2	26	634.6	23	14.6	2	1,916.7	26	1,812.4	24	104.3	6
Cost of other revenues	8.8	—	13.6	—	(4.8)	(35)	29.0	—	43.1	1	(14.1)	(33)
Selling, general and administrative	660.9	27	697.6	25	(36.7)	(5)	2,145.0	29	1,956.9	25	188.1	10
Research and development	100.8	4	101.6	4	(0.8)	(1)	328.2	5	238.5	3	89.7	38
Amortization and impairments of finite-lived intangible assets	807.1	33	679.2	24	127.9	19	2,389.2	33	1,629.8	21	759.4	47
Goodwill Impairment	1,049.0	42	—	—	1,049.0	100	1,049.0	14	—	—	1,049.0	100
Restructuring and integration costs	20.7	1	75.6	3	(54.9)	(73)	78.2	1	274.0	4	(195.8)	(71)
In-process research and development impairments and other charges	36.0	1	95.8	3	(59.8)	(62)	53.9	1	108.1	1	(54.2)	(50)
Acquisition-related costs	—	—	7.0	—	(7.0)	(100)	1.8	—	30.4	—	(28.6)	(94)
Acquisition-related contingent consideration	9.0	—	3.8	—	5.2	137	18.3	—	22.6	—	(4.3)	(19)
Other expense (income)	1.1	—	30.2	1	(29.1)	(96)	(21.6)	—	213.2	3	(234.8)	NM
Total operating expenses	3,342.6	135	2,339.0	84	1,003.6	43	7,987.7	110	6,329.0	82	1,658.7	26
____________________________________
NM — Not meaningful
(1) — Represents the percentage for each category as compared to total revenues.
Cost of Goods Sold (exclusive of amortization and impairments of finite-lived intangible assets)
Cost of goods sold increased $15 million, or 2%, to $649 million in the third quarter of 2016 as compared to $635 million in the third quarter of 2015, and increased $104 million, or 6%, to $1.92 billion in the first nine months of 2016 as compared to $1.81 billion in the first nine months of 2015, primarily due to:

•
an increase of $39 million and $221 million in the third quarter and first nine months of 2016, respectively, related to the 2015 acquisitions, primarily from the Salix Acquisition, the acquisition of certain assets of Dendreon, and the Amoun Acquisition; and

•
an increase of approximately $13 million related to costs associated with the voluntary product recall of PeroxiClear® 3% hydrogen peroxide cleaning and disinfecting solution in the U.S. and Canada during the third quarter of 2016.

These factors were partially offset by:

•	decrease in cost of goods sold due to decline in sales volumes. Refer to "—Revenues By Segment" above for additional details; and

•	a decrease of $7 million and $19 million in the third quarter and first nine months of 2016, respectively, related to divestitures and discontinuations.

As a percentage of revenue, Cost of goods sold was 26% for the third quarter and first nine months of 2016, as compared to 23% and 24% for the third quarter and first nine months of 2015, respectively. The increase in the cost of goods sold percentage was primarily a result of:

•	an unfavorable impact on margin from foreign currency exchange in the third quarter and first nine months of 2016;

•	lower dermatology revenues in the third quarter and first nine months of 2016 due to changes in the fulfillment model;

•
lower neurology revenues in the third quarter and first nine months of 2016 due to generic competition for Xenazine®, Mestinon®, Ammonul® and Sodium Edecrin® and lower average realized prices on Nitropress® and Isuprel® due to higher group purchasing organization chargebacks; and

•
an unfavorable impact from sales of Provenge® (acquired as part of the acquisition of certain assets of Dendreon in the first quarter of 2015) and the Amoun portfolio, which represent lower margin products as compared to our overall product portfolio.

These factors were partially offset by:

•
a favorable impact from sales of certain products acquired in the Salix Acquisition in the third quarter of 2015 (such as Xifaxan®), which represent higher margin products as compared to our overall product portfolio.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") decreased $37 million, or 5%, to $661 million in the third quarter of 2016 as compared to $698 million in the third quarter of 2015. As a percentage of revenue, SG&A increased to 27% in the third quarter of 2016 as compared to 25% in the third quarter of 2015, due primarily to the decline in total revenues (refer to "—Revenues By Segment" above for additional details). SG&A in the third quarter of 2016 was impacted primarily by:

•	lower expenses of approximately $73 million incurred by the U.S. operations, primarily due to lower advertising and promotional expenses for our dermatology business.
This factor was partially offset by:

•
higher corporate expenditures of $28 million primarily driven by increased personnel costs resulting from changes in our senior management team, employee retention costs, as well as professional fees incurred related to our material weakness remediation efforts and other expenses;

•	higher expenses of $17 million related to 2015 acquisitions, including the Amoun Acquisition; and

•
professional fees of $18 million in the third quarter of 2016 in connection with recent legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices.

SG&A increased $188 million, or 10%, to $2.15 billion in the first nine months of 2016 as compared to $1.96 billion in the first nine months of 2015. As a percentage of revenue, SG&A increased to 29% in the first nine months of 2016 as compared to 25% in the first nine months of 2015, due primarily to the decline in total revenues (refer to "—Revenues By Segment" above for additional details). SG&A in the first nine months of 2016 was impacted primarily by:

•	higher expenses of $190 million related to 2015 acquisitions, including the Salix Acquisition, the Amoun Acquisition and the acquisition of Sprout Pharmaceuticals, Inc. (the "Sprout Acquisition");

•
incremental expense of $37 million, in the aggregate, recognized in the first quarter of 2016, primarily related to termination benefits that our former Chief Executive Officer was entitled to as a result of his termination, consisting of (i) pro-rata vesting of performance-based restricted stock units ("RSUs") (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (ii) a cash severance payment, and (iii) a pro-rata annual cash bonus. See Note 12 titled "SHARE-BASED COMPENSATION" of notes to the unaudited consolidated financial statements for detailed information; and

•
professional fees of $58 million incurred in the first nine months of 2016 in connection with recent legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices.

These factors were partially offset by:

•	lower expenses of approximately $98 million incurred by the U.S. operations, primarily due to lower advertising and promotional expenses for our dermatology business; and

•	a favorable impact from foreign currency exchange of $35 million in the first nine months of 2016;
Research and Development Expenses
Research and development expenses remained flat at $101 million in the third quarter of 2016 as compared to the third quarter of 2015, and increased $90 million, or 38%, to $328 million in the first nine months of 2016 as compared to $239 million in the first nine months of 2015, primarily due to the development programs related to the Company's dermatology product portfolio (including IDP-118, which is a fixed combination product with two different mechanisms of action for treating psoriasis), as well as spending on brodalumab and programs acquired in the Salix Acquisition.
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

•
Oral Relistor® is a tablet for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain. In September 2015, we announced that the FDA accepted for review the NDA for Oral Relistor®, and the FDA assigned a PDUFA action date of April 19, 2016. In April 2016, we announced that the FDA had extended the PDUFA action date for Oral Relistor® to July 19, 2016 to allow for a full review of our responses to certain information requests from the FDA. On July 19, 2016, the FDA approved Oral Relistor® for the treatment of opioid-induced constipation in adults with chronic non-cancer pain and we commenced sales of Relistor® tablets in the U.S. in the third quarter of 2016; and

•
Brodalumab is an IL-17 receptor monoclonal antibody for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Regulatory submission in both the U.S. and the European Union occurred in November 2015. In January 2016, we announced that the FDA accepted for review the Biologics License Application ("BLA") for brodalumab, and the FDA assigned a PDUFA action date of November 16, 2016. On July 19, 2016, the Dermatologic and Ophthalmic Drug Advisory Committee appointed by the FDA voted by a margin of 18 to 0 for the approval of brodalumab injection, 210 mg, for adult patients with moderate-to-severe plaque psoriasis with conditions related to product labeling and post-marketing / risk management obligations. The FDA has extended the PDUFA action date, upon which it would announce its decision whether to approve this brodalumab injection, to February 16, 2017.

Amortization and Impairments of Finite-Lived Intangible Assets
Amortization and impairments of finite-lived intangible assets increased $128 million, or 19%, to $807 million in the third quarter of 2016 as compared to $679 million in the third quarter of 2015, and increased $759 million, or 47%, to $2.39 billion in the first nine months of 2016 as compared to $1.63 billion in the first nine months of 2015, primarily due to (i) amortization of 2015 acquisitions in first nine months of 2016 (primarily the Salix Acquisition, Sprout Acquisition and Amoun Acquisition) that did not similarly exist in the third quarter and first nine months of 2015, including an increase in amortization of $582 million in the nine months ended September 30, 2016, mainly related to the Xifaxan® product brands, which include Xifaxan® 550 mg for the treatment of irritable bowel syndrome with diarrhea in adults ("Xifaxan® IBS-D") since its approval date in May 2015, acquired as part of the Salix Acquisition, (ii) an impairment loss of $199 million recognized in the second quarter of 2016 as a result of the intangible assets related to Ruconest®, inclusive of goodwill of $37 million, being classified as assets held for sale as of June 30, 2016, and (iii) a loss of $88 million recognized in the third quarter of 2016 upon classification of assets associated with a number of small businesses as held for sale, see Note 5 titled “DIVESTITURES” of notes to unaudited consolidated financial statements for further detail. Refer to Note 9 titled "INTANGIBLE ASSETS AND GOODWILL" of notes to unaudited consolidated financial statements for further details.
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
Goodwill Impairment
We recognized a goodwill impairment charge of $1.05 billion as a result of the goodwill impairment analysis conducted in the third quarter of 2016.
Refer to Note 9 titled "INTANGIBLE ASSETS AND GOODWILL" of notes to unaudited consolidated financial statements for further details.
Restructuring and Integration Costs
We recognized restructuring and integration costs of $21 million and $78 million in the third quarter and first nine months of 2016, respectively, primarily related to the Salix Acquisition, as well as other smaller acquisitions, compared with $76 million and $274 million in the third quarter and first nine months of 2015, respectively.
Refer to Note 6 titled "RESTRUCTURING AND INTEGRATION COSTS" of notes to unaudited consolidated financial statements for further details.
In-process Research and Development Impairments and Other Charges
In the third quarter and first nine months of 2016, we recognized in-process research and development charges of $36 million and $54 million, respectively, primarily related to (i) a payment of $25 million in the third quarter of 2016 in connection with the license of NER1006 and (ii) a write-off of $14 million in the second quarter of 2016 due to the termination of the development program for Cirle 3-dimensional surgical navigation technology, resulting from a feasibility analysis.
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
Acquisition-Related Contingent Consideration
In the third quarter and first nine months of 2016, we recognized an acquisition-related contingent consideration loss of $9 million and $18 million, respectively. The net loss was primarily driven by accretion for the time value of money, partially offset by fair value adjustments to reflect our projected revenue forecast for IBSchekTM, Relistor® and Addyi®.
In the third quarter and first nine months of 2015, we recognized an acquisition-related contingent consideration loss of $4 million and $23 million, respectively. The net loss was primarily driven by fair value adjustments to reflect accretion for the time value of money related to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL (“Meda”) in June 2011 (the “Elidel®/Xerese®/Zovirax® agreement”) and the Salix Acquisition.
Other Expense (Income)
In the first nine months of 2016, we recognized other income of $22 million primarily due to (i) a favorable adjustment of $39 million to the legal accruals recognized as part of the Salix Acquisition in the second quarter of 2016 as a result of the recent settlement of the investigation regarding Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products, see Note 17 titled "LEGAL PROCEEDINGS" of notes to unaudited consolidated financial statements for further details, and (ii) a net gain of $11 million from the sales of assets and businesses as well as the termination of certain license rights in the second quarter of 2016, including the divestiture of a portfolio of neurology medical device products to Stryker Corporation and the termination of our right to develop and commercialize brodalumab in Europe, see Note 5 titled “DIVESTITURES” and Note 4 titled “ACQUISITIONS” of notes to unaudited consolidated financial statements for further details. These items were partially offset by a loss of $18 million recognized in the first quarter of 2016 upon deconsolidation of Philidor at the end of January 2016.

In the third quarter and first nine months of 2015, we recognized other expense of $30 million and $213 million, respectively, primarily due to (i) a post-combination expense of $168 million recognized in the second quarter of 2015 related to the acceleration of unvested restricted stock for Salix employees (including $3 million of related payroll taxes) in connection with the Salix Acquisition and (ii) a legal-related charge of $25 million recognized in the third quarter of 2015 related to the AntiGrippin® litigation.
Non-Operating (Expense) Income
The following table displays the dollar amounts of each non-operating income or expense category in the third quarters and first nine months of 2016 and 2015 and the dollar and percentage changes in the dollar amount of each category.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
($ in millions; Income (Expense))	$	$	$	%	$	$	$	%
Interest income	2.5	0.7	1.8	257	5.5	2.5	3.0	120
Interest expense	(469.6)	(420.2)	(49.4)	12	(1,368.7)	(1,130.7)	(238.0)	21
Loss on extinguishment of debt	—	—	—	—	—	(20.0)	20.0	(100)
Foreign exchange (loss) gain and other	(2.3)	(34.0)	31.7	(93)	4.6	(99.5)	104.1	NM
Total non-operating expense	(469.4)	(453.5)	(15.9)	4	(1,358.6)	(1,247.7)	(110.9)	9
__________________________________
NM — Not meaningful
Interest Expense
Interest expense increased $49 million, or 12%, to $470 million in the third quarter of 2016 as compared to $420 million in the third quarter of 2015, primarily due to an increase of (i) $36 million related to an increase in interest rates applicable to our senior secured credit facilities as a result of the April 2016 amendment and August 2016 amendment, (ii) $7 million primarily related to higher borrowings under our revolving credit facility, (iii) $12 million related to non-cash amortization and write-off of debt discounts and debt issuance costs, partially offset by (iv) a net decrease of $6 million primarily due to principal repayments on our term loans.
Interest expense increased $238 million, or 21%, to $1.37 billion in the first nine months of 2016 as compared to $1.13 billion in the first nine months of 2015, primarily due to an increase of (i) $135 million related to the issuances of senior unsecured notes, primarily in connection with the Salix Acquisition (excluding the impact of the April 2016 amendment and the August 2016 amendment), (ii) $52 million related to issuances of incremental term loans in connection with the Salix Acquisition, (iii) $64 million related to an increase in interest rates applicable to our senior secured credit facilities as a result of the April 2016 amendment and August 2016 amendment, (iv) $21 million primarily related to higher borrowings under our revolving credit facility, (iv) $38 million related to non-cash amortization and write-off of debt discounts and debt issuance costs, partially offset by (v) a decrease of $72 million related to financing costs associated with the commitment letter entered into in connection with the Salix Acquisition in the first quarter of 2015, which did not similarly occur in 2016.
Loss on Extinguishment of Debt
In the first nine months of 2015, we recognized losses of $20 million related to the redemption of the 6.875% senior notes due December 2018 (the "December 2018 Notes") in February 2015.
Foreign Exchange (Loss) Gain and Other
In the third quarter and first nine months of 2015, we recognized foreign exchange loss and other of $34 million and $100 million, respectively, primarily due to (i) net foreign exchange losses of $31 million and $69 million on intercompany loans, driven by a euro-denominated intercompany loan and (ii) the $26 million loss recognized in the first quarter of 2015 in connection with the foreign currency forward-exchange contracts entered into in March 2015 (refer to Note 7 titled "FAIR VALUE MEASUREMENTS" of notes to unaudited consolidated financial statements for further details).
Income Taxes

The following table displays the dollar amounts of the total (Recovery of) provision for income taxes in the third quarters and first nine months of 2016 and 2015 and the dollar and percentage change in the dollar amount of the total provision for income taxes.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015 (restated)	Change
($ in millions)	$	$	$	%	$	$	$	%
(Recovery of) provision for income taxes	(113.3)	(57.4)	(55.9)	97	(178.9)	14.0	(192.9)	NM
____________________________________
NM — Not meaningful
In the third quarter of 2016, we recognized an income tax benefit of $113 million, comprised of $113 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax provision of an immaterial amount related to Canadian income taxes.  In the first nine months of 2016, we recognized an income tax benefit of $179 million, comprised of $179 million related to the expected tax benefit in tax jurisdictions outside of Canada and an income tax provision of an immaterial amount related to Canadian income taxes.  In the third quarter of 2016, our effective tax rate was different from our statutory Canadian tax rate due to tax benefit generated from our annualized mix of earnings by jurisdiction, tax benefit of $32 million on return to provision adjustments due to our tax return being filed in the U.S., the recording of valuation allowance on entities for which no tax benefit of losses is expected and a benefit for the release of uncertain tax positions based upon statute lapses and audit settlements. In the first nine months of 2016, our effective tax rate was different from our statutory Canadian tax rate due to tax benefit generated from our annualized mix of earnings by jurisdiction, the discrete treatment of an adjustment to the accrual established for legal expenses and a significant impairment of an intangible asset, tax benefit of $32 million on return to provision adjustments due to our tax return being filed in the U.S., the recording of valuation allowance on entities for which no tax benefit of losses is expected and a benefit for the release of uncertain tax positions based upon statute lapses and audit settlements.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary sources of cash include: cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: funding ongoing operations, interest and principal payments, securities repurchases, restructuring activities and business development transactions. The following table displays cash flow information for the first nine months of 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
($ in millions)	$	$	$	%
Net cash provided by operating activities	1,574.5	1,659.8	(85.3)	(5)
Net cash used in investing activities	(131.4)	(14,041.9)	13,910.5	(99)
Net cash (used in) provided by financing activities	(1,388.3)	13,501.5	(14,889.8)	NM
Effect of exchange rate changes on cash and cash equivalents	6.4	(22.0)	28.4	NM
Net increase in cash and cash equivalents	61.2	1,097.4	(1,036.2)	(94)
Cash and cash equivalents, beginning of period	597.3	322.6	274.7	85
Cash and cash equivalents, end of period	658.5	1,420.0	(761.5)	(54)
____________________________________
NM — Not meaningful
Operating Activities
Net cash provided by operating activities decreased $85 million, or 5%, to $1.57 billion in the first nine months of 2016 as compared to $1.66 billion in the first nine months of 2015, primarily due to:

•
lower operating cash flows generated from existing business which resulted from the decline in product sales experienced in the first nine months of 2016. Refer to "—Revenues By Segments" above for additional details; and

•
higher interest payments in the first nine months of 2016 due to higher borrowings, primarily resulting from the issuances of debt in connection with the Salix Acquisition and an increase in interest rate applicable to our term loans and revolving credit facility under our senior secured credit facilities as a result of the April 2016 amendment and the August 2016 amendment.

These factors were partially offset by:

•	the inclusion of cash flows in the first nine months of 2016 from all 2015 acquisitions, including the Salix Acquisition and the Amoun Acquisition;

•
a decreased investment in working capital of $698 million in the first nine months of 2016, primarily related to (i) a true-up payment of $110 million, related to price appreciation credits, received in the first quarter of 2016 under a distribution service agreement with one of our wholesalers, (ii) the post-acquisition build up in accounts receivable in the first nine months of 2015 related to the Salix Acquisition and the acquisition of certain assets of Marathon where minimal accounts receivable balances were acquired, which did not similarly occur in the first nine months of 2016, and (iii) the impact of changes related to timing of payments and receipts in the ordinary course of business;

•
payment of $168 million in the second quarter of 2015 for outstanding restricted stock that was accelerated in connection with the Salix Acquisition, which did not similarly occur in the first nine months of 2016;

•	payment of approximately $25 million (RUR 1.66 billion) in the third quarter of 2015 related to AntiGrippin® litigation; and

•
lower payments of $158 million related to restructuring and integration costs, primarily attributable to payments made in the first nine months of 2015 in connection with the acquisitions of Salix, Dendreon, and B&L.

Investing Activities
Net cash used in investing activities was $131 million in the first nine months of 2016, primarily due to:

•	uses of cash of $181 million related to purchases of property, plant and equipment;

•	uses of cash of $67 million, in the aggregate, related to purchases of a business (net of cash acquired) and intangible assets; and

•	reduction of cash of $30 million which resulted from the deconsolidation of Philidor in the first quarter of 2016.
These factors were partially offset by:

•
proceeds from sale of assets and businesses, net of costs to sell, of $131 million, in the aggregate, primarily related to the sale of a portfolio of neurology medical device products in the second quarter of 2016. See Note 5 titled "DIVESTITURES" of notes to unaudited consolidated financial statements for further details.

Net cash used in investing activities was $14.04 billion in the first nine months of 2015, primarily due to:

•
uses of cash of $14.06 billion, in the aggregate, related to purchases of businesses (net of cash acquired) and intangible assets, driven by the Salix Acquisition and the acquisition of certain assets of both Dendreon and Marathon in the first nine months of 2015; and

•	uses of cash of $164 million related to purchases of property, plant and equipment.
These factors were partially offset by:

•	net proceeds of $185 million from net settlement of derivative contracts assumed as part of the Salix Acquisition.
Financing Activities
Net cash used in financing activities was $1.39 billion in the first nine months of 2016, primarily due to:

•	repayments of $1.92 billion under our senior secured credit facilities in the first nine months of 2016;

•	payment of deferred consideration of $500 million in the first quarter of 2016 in connection with the Sprout Acquisition;

•
payments of contingent consideration of $94 million, in the aggregate, primarily related to the developmental milestone payment of $50 million in the third quarter of 2016 in connection with the FDA approval of Oral Relistor®; and

•	payments of $97 million, in the aggregate, in connection with the April 2016 amendment and the August 2016 amendment.
These factors were partially offset by:

•	borrowings of $1.22 billion under our revolving credit facility in the first quarter of 2016.
Net cash provided by financing activities was $13.50 billion in the first nine months of 2015, primarily due to:

•
aggregated net proceeds of approximately $16.49 billion related to debt and equity issuances in the first nine months of 2015 which were utilized to fund the Salix Acquisition in the second quarter of 2015, consisting of (i) net proceeds of $10 billion related to the issuance of the senior notes in March 2015, (ii) net proceeds of $5.06 billion, in the aggregate, related to the issuance of incremental term loans under the Series A-4 Tranche A Term Loan Facility and the Series F Tranche B Term Loan Facility, and (iii) net proceeds of $1.43 billion related to the issuance of common stock in March 2015;

•	net proceeds of $992 million from the issuance of the 5.50% Senior Notes due 2023 in the first quarter of 2015; and

•	net proceeds of $250 million related to the issuance of incremental term loans under the Series A-3 Tranche A Term Loan Facility in the first quarter of 2015.
These factors were partially offset by:

•	uses of cash of $3.12 billion related to the redemption of the convertible notes assumed in the Salix Acquisition in the third quarter of 2015;

•	net repayments of $165 million under our revolving credit facility in the first nine months of 2015; and

•	uses of cash of $500 million in connection with the redemption of the December 2018 Notes in the first quarter of 2015.
See Note 10 titled "LONG-TERM DEBT" of notes to the unaudited consolidated financial statements for additional information regarding the financing activities described above.
Debt and Liquidity
Long-term debt (including the current portion) decreased $643 million to $30.45 billion as of September 30, 2016 as compared to December 31, 2015, primarily due to repayments under our senior secured credit facilities in the first nine months of 2016, partially offset by borrowings under our revolving credit facility in the first quarter of 2016 to fund the $500 million payment of deferred consideration in connection with the Sprout Acquisition and for general corporate purposes. Refer to Cash Flows above and See Note 10 titled "LONG-TERM DEBT" of notes to the unaudited consolidated financial statements for detailed information regarding our long-term debt.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our senior secured credit facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $4.77 billion and total liabilities of $1.95 billion as of September 30, 2016, and revenues of $1.20 billion and operating income of $63 million for the nine-month period ended September 30, 2016.
Our primary sources of liquidity are our cash, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity or equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months and beyond. To the extent necessary or desirable, we may seek additional debt financing, issue additional equity or equity-linked securities or sell assets to finance our operations, future growth or for other general corporate purposes. We have commitments approximating $85 million for expenditures related to property, plant and equipment, inclusive of our previously announced commitment to expand our Canadian manufacturing and export capacity in Steinbach, Manitoba and Laval, Quebec. In addition, in connection with the Sprout Acquisition, we have a contractual obligation for expenditures of no less than $200 million with respect to Addyi® for selling, general and administrative, marketing and research and development expenses from the period commencing January 1, 2016 through June 30, 2017. We expect the volume and size of acquisitions to be minimal in 2016 and the foreseeable future, as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio.
Our current corporate credit rating is B3 for Moody’s Investors Service (“Moody's”) (which was downgraded from a credit rating of B2 on November 8, 2016) and B for Standard & Poor’s Ratings Services (“Standard & Poor's”). Any downgrade may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital. The current outlooks and credit ratings from Moody's and Standard & Poor's for certain of our outstanding obligations are as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B3	Ba3	Caa1	Negative
Standard & Poor’s	B	BB-	B-	Stable
As of September 30, 2016, we were in compliance with all of the covenants under the agreements governing our outstanding debt. The delay in filing our 2015 Form 10-K resulted in a violation of covenants contained in our Credit Agreement and senior note indentures, for which we received several notices of default in April 2016 in respect of certain series of our senior notes. All defaults under the Credit Agreement resulting from the failure to timely deliver the 2015 Form 10-K were waived by the requisite lenders under our Credit Agreement by the April 2016 amendment, and the 2015 Form 10-K was filed within the extended timeframe granted to us as part of that amendment and waiver.  The default under our senior note indentures arising from the failure to timely file the 2015 Form 10-K was cured in all respects by the filing of the 2015 Form 10-K on April 29, 2016. In addition, the Company's delay in filing the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016 Form 10-Q”) resulted in a violation of covenants contained in the Company's senior note indentures, for which the Company received a notice of default in May 2016 and an additional notice of default in June 2016 in respect of certain series of our senior notes. Any defaults under the Credit Agreement resulting from the failure to timely deliver the March 31, 2016 Form 10-Q were waived by the requisite lenders under the Credit Agreement by the April 2016 amendment and the March 31, 2016 Form 10-Q was filed within the extended timeframe granted to the Company as part of that amendment and waiver. The default under the Company’s and Valeant's senior note indentures arising from the failure to timely file the March 31, 2016 Form 10-Q was cured in all respects by the filing of the March 31, 2016 Form 10-Q on June 7, 2016. See Note 10 titled “LONG-TERM DEBT” of notes to unaudited consolidated financial statements for additional information regarding the amendment and waiver to our Credit Agreement and these notices of default.
The Company’s Senior Secured Credit Facilities contain specified quarterly financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio). We are currently and, based on our current forecast for the next twelve months, expect to remain, in compliance with these financial maintenance covenants. With the slower than forecasted recovery in our dermatology business and underperformance of other select businesses, we have limited headroom in complying with the 2.5x secured leverage ratio maintenance covenant. In recent periods, we have performed below the levels that we had forecast and if that were to continue, we would be in breach of these covenants if we do not take other actions to reduce our secured leverage. We intend to continue to take steps to reduce our secured debt levels, with funds available from operations and net proceeds from divestitures, and intend to continue to focus on improving our profitability, through revenue growth initiatives and/or the implementation of certain cost-efficiency initiatives, such as rationalization of our SG&A spend. We believe these initiatives can and will allow us to meet our financial maintenance covenants.  If we perform below our forecasted levels and are unable to obtain sufficient funds to reduce our secured debt levels through divestitures or other measures, we would fail to comply with one or both of these financial maintenance covenants. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot assure you that we will be able to obtain a refinancing.
Details regarding the financial maintenance covenants in our Senior Secured Credit Facilities can be found in our Credit Agreement (and amendments thereto), which are incorporated by reference as exhibits to the 2015 Form 10-K and/or this Form 10-Q.  The Company is required to maintain a secured leverage ratio as of the last day of each quarter of 2.50 to 1.00 or less.  The Company is required to maintain an interest coverage ratio as of the last day of each quarter of at least 2.00 to 1.00 for all fiscal quarters ending on or after September 30, 2016, pursuant to the amendment to our Credit Agreement on August 23, 2016 (the “August 2016 amendment). Refer to Note 10 titled "LONG-TERM DEBT" of notes to unaudited consolidated financial statements for details related to the August 2016 amendment to our Credit Agreement. Prior to the effectiveness of the August 2016 amendment, the minimum interest coverage maintenance covenant was 2.75 to 1.00 through the financial quarter ending

March 31, 2017, and then 3.00 to 1.00 for each quarter thereafter. The Company's compliance with its financial maintenance covenants under the Credit Agreement is calculated using its "Consolidated Adjusted EBITDA" (as defined in the Credit Agreement) for the four quarter period then ended.  Under the terms of the Credit Agreement, the calculation of Consolidated Adjusted EBITDA adds back certain agreed upon expenses and charges, subtracts certain agreed upon non-cash gains and may include certain pro forma adjustments for acquisitions and divestitures.  When calculating the expected interest coverage ratio pursuant to the Credit Agreement, the Company takes into account the pro forma interest treatment for debt payments provided for in the Credit Agreement.
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
As of September 30, 2016, our short-term portion of long-term debt totaled $59 million, in the aggregate. We believe our existing cash and cash generated from operations will be sufficient to cover our debt maturities as they become due. If we do not generate sufficient cash flow to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital and we cannot assure you that such transactions will be on favorable terms.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
The following table summarizes our contractual obligations related to our long-term debt, including interest, as of September 30, 2016:

	Payments Due by Period
	Total	2016	2017 and 2018	2019 and 2020	Thereafter
($ in millions)	$	$	$	$	$
Long-term debt obligations, including interest	39,927.7	499.9	7,689.4	12,730.0	19,008.4
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
At November 3, 2016, we had 347,669,858 issued and outstanding common shares. In addition, as of November 3, 2016, we had outstanding 4,108,757 stock options and 2,935,109 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 2,148,206 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,204,208 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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

NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
Information regarding the recently issued new accounting guidance (adopted and not adopted as of September 30, 2016) is contained in Note 3 titled "SIGNIFICANT ACCOUNTING POLICIES" of notes to the unaudited consolidated financial statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; the impact of material weaknesses in our internal control over financial reporting; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Credit Agreement and senior note indentures; the changes in our forecast for the fiscal year 2016; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, pending investigations by the U.S. Senate Special Committee on Aging and the U.S. House Committee on Oversight and Government Reform, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the document subpoena from the New Jersey State Bureau of Securities, the pending investigation by the California Department of Insurance, a number of pending putative class action litigations in the U.S. and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
our ability to manage the transition to our new management team (including our new Chairman and Chief Executive Officer, new Chief Financial Officer, new General Counsel, and new Controller and Chief Accounting Officer), the

success of new management in assuming their new roles and the ability of new management to implement and achieve the strategies and goals of the Company as they develop;

•	our ability to manage the transition to our new Board of Directors and the success of these individuals in their new roles as members of the Board of Directors of the Company;

•	the impact of the changes in and reorganizations to our business structure, including changes to our operating and reportable segments;

•
the effect of the misstatements identified in, and the resultant restatement of, certain of our previously issued financial statements and results; the material weaknesses in our internal control over financial reporting identified by the Company; and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that has arisen or may arise as a result;

•
the effectiveness of the remediation measures and actions already implemented or currently being implemented to remediate the material weaknesses in our internal control over financial reporting identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our results and the impact such measures may have on the Company and our businesses;

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

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina Department of Justice) and any pricing controls or price adjustments that may be sought or imposed (or that we may elect to implement) on our products as a result thereof (such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products or the decision to take no pricing adjustments on our dermatology and ophthalmology products in 2016);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the FDA, and the results thereof, such as the recent inspections by the FDA of the Company's facilities in Tampa, Florida and Rochester, New York, and the results thereof, and the recently announced delay by the FDA of the PDUFA date upon which it would announce its decision whether to approve our new drug application for our brodalumab product;

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any subsequent financial statements or other filings and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•	our substantial debt (and potential additional future indebtedness) and current and future debt service obligations and their impact on our financial condition, cash flows and results of operations;

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

•	our ability to service and repay our existing or any future debt, including our ability to reduce our outstanding debt levels in accordance with our stated intention;

•	any further downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
our ability to raise additional funds, as needed, in light of our current and projected levels of operations, general economic conditions (including capital market conditions) and any restrictions or limitations imposed by the financial and other covenants of our debt agreements with respect to incurring additional debt;

•
any further reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2016 or beyond, which could lead to, among other things, (i) a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or senior note indentures, and/or (ii) impairment in the goodwill associated with certain of our reporting units (including our Salix reporting unit) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units (such as the Salix reporting unit of our Branded Rx operating segment) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets;

•
the proposed or potential divestiture of certain of our assets or businesses and our ability to successfully complete any future divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such future divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant write-downs of goodwill, or any adverse tax consequences suffered as a result of such divestitures;

•
our shift in focus to minimal business development activity through acquisitions in 2016 and the foreseeable future as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by our Credit Agreement, including as contained in the April 2016 amendment that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

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

•	our ability to retain, motivate and recruit executives and other key employees, including subsequent to retention payments being paid out;

•	our ability to implement effective succession planning for our executives and key employees;

•
our implemented pricing actions, including the decision of the Company to take no further price increases on, and to implement an enhanced rebate program with respect to, our Nitropress® and Isuprel® products and to take no pricing adjustments in 2016 on its dermatology and ophthalmology products, and any future pricing actions we may take following review by our recently established Patient Access and Pricing Committee (which will be responsible for pricing of our drugs), as well as any proposed or future legislative price controls or price regulation, including mandated price reductions, that may impact our products;

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

•
our ability to effectively operate, stabilize and grow our businesses in light of the challenges that the Company currently faces, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our pricing, distribution and other practices, reputational harm and limitations on the way we conduct business imposed by the covenants in our Credit Agreement senior note indentures and the agreements governing our other indebtedness;

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

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering new geographic markets (including the challenges created by new and different regulatory regimes in such countries and the need to comply with applicable anti-bribery and economic sanctions laws and regulations);

•
adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in the countries in which we do business (such as the current or recent instability in Brazil, Russia, Ukraine, Argentina, Egypt, certain other countries in Africa and the Middle East, the devaluation of the Egyptian pound, and the adverse economic impact and related uncertainty caused by the United Kingdom's decision to leave the European Union (Brexit));

•	our ability to reduce or maintain wholesaler inventory levels in certain countries such as Russia and Poland, in-line with our targeted levels for such markets;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

•
the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;

•
once the additional limitations in our Credit Agreement (including as contained in the April 2016 amendment) restricting our ability to make acquisitions are no longer applicable, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company and that may in the future be acquired by the Company, once the additional limitations in our Credit Agreement (including as contained in the April 2016 amendment) restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions, such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, the risks associated with the acquired companies, businesses and products and our ability to achieve the anticipated benefits and synergies from such acquisitions and integrations, including as a result of cost-rationalization and integration initiatives. Factors impacting the achievement of anticipated benefits and synergies may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions;

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

•
the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or recalls or withdrawals of products from the market;

•
the mandatory or voluntary recall or withdrawal of our products from the market (such as the recent voluntary recall of our PeroxiClear® product in the U.S. and Canada) and the costs associated therewith;

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

•
compliance by the Company or our third party partners and service providers (over whom we may have limited influence), or the failure of our Company or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;

•
the impacts of the Patient Protection and Affordable Care Act (as amended) and other legislative and regulatory healthcare reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;

•
the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its business and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;

•	the impact of the current United States elections, including any healthcare reforms arising therefrom, including with respect to pricing controls;

•	potential ramifications, including legal sanctions and/or financial penalties, relating to the restatement by Salix of its historical financial results prior to our acquisition of Salix in April 2015;

•	illegal distribution or sale of counterfeit versions of our products;

•	interruptions, breakdowns or breaches in our information technology systems; and

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
Interest Rate Risk
As of September 30, 2016, we had $17.78 billion and $11.33 billion principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1.50 billion principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of September 30, 2016, including the debt denominated in Euros, was $17.51 billion. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $861 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $768 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $113 million in our Consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
On March 21, 2016, management of the Company, the Audit and Risk Committee (the “ARC”) and the Board concluded that the Company’s audited financial statements for the year ended, and unaudited financial information for the quarter ended,

December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 should no longer be relied upon. In addition, due to the fact that the first quarter 2015 results were included within the financial statements for the six-month period ended June 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and the financial statements for the nine-month period ended September 30, 2015 included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, management, the ARC and the Board also concluded that the financial statements for such six-month and nine-month periods reflected in those Quarterly Reports should no longer be relied upon. This determination was based on the AHC Review and additional work and analysis performed by the Company. Based on this work, the Company determined that the earnings impact of certain revenue transactions should have been recognized at a later date than when originally recognized.
On April 5, 2016, the Company announced that the Ad Hoc Committee had determined that its review was complete, and that the Ad Hoc Committee had not identified any additional items that would require restatement beyond those required by matters previously disclosed. The restated consolidated financial statements for the periods stated above are included in our 2015 Form 10-K.
The unaudited financial statements for the nine months ended September 30, 2015 included in this Form 10-Q have been restated. For additional information, refer to the Explanatory Note and Note 2 titled "RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS" of notes to the unaudited consolidated financial statements.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of September 30, 2016, due to the existence of the material weaknesses in the Company’s internal control over financial reporting, as further described in Item 9A of our 2015 Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Remediation of Material Weaknesses
The Company has identified and implemented, and continues to implement, certain remediation efforts to improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures. These remediation efforts began in the first nine months of 2016 and are ongoing. The following remediation steps are among the measures taken or commenced during the first nine months of 2016:

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

•
In the second quarter of 2016, the Company engaged a third party to conduct a tone at the top and enterprise risk review and make appropriate recommendations to ensure that the Company’s tone at the top is appropriate, demonstrates a commitment to integrity and ethical values and supports a robust internal control environment that mitigates risk of inappropriate behavior, accounting errors or irregularities, and promotes appropriate disclosures. This risk review commenced in the second quarter of 2016 and was completed in the third quarter of 2016. The Company is now in the process of addressing the risks identified as part of this review;

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

•
With respect to the fourth quarter of 2015 and the first, second and third quarters of 2016, members of the ARC conducted quarterly private sessions with the Company’s business unit leaders and their Vice Presidents in the Finance and Accounting areas to ensure a candid and timely dialogue regarding accounting and financial reporting matters, including but not limited to significant unusual transactions and the business purposes thereof, significant changes in business terms and/or conditions, tone at the top and the level of senior management pressure to meet key performance measures. Quarterly sessions are planned for subsequent quarters; and

•
Commencing at the end of the first quarter of 2016 and continuing in the second and third quarters of 2016, certain independent Board members began to attend certain of the Company’s planning and forecasting telephone conferences to monitor, and, if necessary, address any tone at the top, management override, corporate governance, internal control, or accounting and financial reporting issues. Future attendance is scheduled for the fourth quarter of 2016.

•
With respect to the remediation relating to non-standard revenue transactions, the Company has developed a remediation plan, which identifies the necessary remediation measures (including enhancements to policies, procedures and internal controls), and, commencing in the third quarter of 2016, has begun to implement this plan. For further information on these remediation measures, see “Remediation of Material Weaknesses” in Item 9A of our 2015 Form 10-K.

Changes in Internal Control Over Financial Reporting
Other than the applicable remediation efforts described above that were implemented or commenced in the third quarter of 2016, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three-month period ended September 30, 2016.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

10.1
Employment Agreement, dated as of August 17, 2016, between Valeant Pharmaceuticals International, Inc. and Paul S. Herendeen, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.†

10.2
Amendment No. 13 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of August 23, 2016, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto and Barclays Bank PLC, as administrative agent and on behalf of the requisite lenders and as Amendment No. 13 arranger, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.

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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: November 9, 2016	/s/ JOSEPH C. PAPA
Joseph C. Papa Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1
Employment Agreement, dated as of August 17, 2016, between Valeant Pharmaceuticals International, Inc. and Paul S. Herendeen, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.†

10.2
Amendment No. 13 to the Third Amended and Restated Credit and Guaranty Agreement, dated as of August 23, 2016, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto and Barclays Bank PLC, as administrative agent and on behalf of the requisite lenders and as Amendment No. 13 arranger, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.

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