Form 10-K
period 2016-12-31
Valeant Pharmaceuticals International, Inc.
filed 2017-03-01
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,979,817,000 based on the last reported sale price on the New York Stock Exchange on June 30, 2016.
The number of outstanding shares of the registrant’s common stock as of February 23, 2017 was 347,839,513.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2017 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016.

TABLE OF CONTENTS

GENERAL INFORMATION

i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-K, references to “$” or "USD" are to United States (“U.S.”) dollars, references to “€” are to Euros, references to “CAD” are to Canadian dollars, and references to RUB are to Russian rubles. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2016.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of Canada, the United States of America (the “U.S.”) or certain other jurisdictions: ACANYA®, ACNE FREE®, ACNEFREE™, ADDYI®, AERGEL®, AKREOS®, ALDARA®, ALREX®, AMBI®, AMMONUL®, AMYTAL®, ANTIGRIPPIN®, APLENZIN®, APRISO®, ARESTIN®, ARTELAC®, ATIVAN®, ATRALIN®, B&L®, B+L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB ULTRA®, BEDOYECTA®, BEPREVE®, BESIVANCE®, BIOTRUE®, BIOVAIL®, BOSTON®, CARAC®, CARDIZEM®, CERAVE®, CLEAR + BRILLIANT®, CLINDAGEL®, COLD-FX®, COMFORTMOIST®, CRYSTALENS®, CUPRIMINE®, EDECRIN®, ENVISTA®, FRAXEL®, GLUMETZA®, IBSCHEK™, IPRIVASK®, ISTALOL®, JUBLIA®, LIPOSONIX®, LOTEMAX®, LUMINESSE™, LUZU®, MACUGEN®, MEDICIS®, MEPHYTON®, MIGRANAL®, MINOCIN®, MOISTURESEAL®, OBAGI®, OCUVITE®, ONEXTON®, PEROXICLEAR®, PRESERVISION®, PROLENSA®, PROVENGE®, PUREVISION®, RELISTOR®, RENU®, RENU MULTIPLUS®, RETIN-A®, RETIN-A MICRO®, SECONAL®, SECONAL SODIUM®, SHOWER TO SHOWER®, SILIQ™, SOFLENS®, SOLODYN®, SOLTA MEDICAL®, STELLARIS®, STELLARIS ELITE™, STORZ®, SYNERGETICS®, SYPRINE®, TARGRETIN®, TASMAR®, THERMAGE®, THERMAGE CPT®, TRULIGN®, UCERIS®, VALEANT®, VALEANT V & DESIGN®, VALEANT PHARMACEUTICALS & DESIGN®, VANOS®, VICTUS®, VIRAZOLE®, VITESSE™, XENAZINE®, ZEGERID®, ZELAPAR®, ZIANA®, ZYCLARA® and ZYLET®.
In addition to the trademarks noted above, we have filed trademark applications and/or obtained trademark registrations for many of our other trademarks in the U.S., Canada and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.
WELLBUTRIN®, WELLBUTRIN XL® and ZOVIRAX® are trademarks of GlaxoSmithKline LLC and are used by us under license. ELIDEL® and XERESE® are registered trademarks of Meda Pharma SARL and are used by us under license. EMERADE® is a registered trademark of Medeca Pharma AB and is used by us under license. DEFLUX® and SOLESTA® are registered trademarks of Nestlé Skin Health S.A. and are used by us under license. ISUPREL® and NITROPRESS® are registered trademarks of Hospira, Inc. and are used by us under license. XIFAXAN® is a registered trademark of Alfa Wasserman S.P.A. and is used by us under license. PEPCID® is a brand of McNeil Consumer Pharmaceuticals and is used by us under license. MOVIPREP® is a registered trademark of Velinor AG and is used by us under license. LOCOID® is a registered trademark of Astellas Pharma Europe B.V. and is used by us under license.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Third Amended and Restated Credit and Guaranty Agreement, as

amended (the "Credit Agreement") and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, pending investigations by the U.S. Senate Special Committee on Aging and the U.S. House Committee on Oversight and Government Reform, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the document subpoena from the New Jersey State Bureau of Securities, the pending investigation by the California Department of Insurance, a number of pending putative class action litigations in the U.S. and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

•
our ability to manage the transition to our new management team (including our new Chairman and Chief Executive Officer, new Chief Financial Officer, new General Counsel, new Corporate Controller and Chief Accounting Officer and new Chief Quality Officer), the success of new management in assuming their new roles and the ability of new management to implement and achieve the strategies and goals of the Company as they develop;

•	our ability to manage the transition to our new Board of Directors and the success of these individuals in their new roles as members of the Board of Directors of the Company;

•	the impact of the changes in and reorganizations to our business structure, including changes to our operating and reportable segments;

•
the effect of the misstatements identified in, and the resultant restatement of, certain of our previously issued financial statements and results; the material weaknesses in our internal control over financial reporting that were identified by the Company; and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that has arisen or may arise as a result;

•
the effectiveness of the measures implemented to remediate the material weaknesses in our internal control over financial reporting that were identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our results and the impact such measures may have on the Company and our businesses;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the recent public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor and/or its management and/or employees;

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina

Department of Justice) and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future, elect to implement (whether as a result of recent scrutiny or otherwise, such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products, the decision to take no pricing adjustments on our dermatology and ophthalmology products in 2016, the Patient Access and Pricing Committee’s commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which will be responsible for the pricing of our drugs);

•
legislative or policy efforts, including those that may be introduced and passed by the Republican-controlled Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA"), and the results thereof, such as the inspections by the FDA of the Company's facilities in Tampa, Florida and Rochester, New York, and the results thereof;

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any future financial statements or other filings and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•
our substantial debt (and potential additional future indebtedness) and current and future debt service obligations, our ability to reduce our outstanding debt levels in accordance with our stated intention and the resulting impact on our financial condition, cash flows and results of operations;

•
our ability to meet the financial and other covenants contained in our Credit Agreement, indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional debt we are able to incur where not prohibited, and restrictions on our ability to make certain investments and other restricted payments;

•	any further downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2017 or beyond, which could lead to, among other things, (i) a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or indentures, and/or (ii) impairment in the goodwill associated with certain of our reporting units (including our Salix reporting unit) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets;

•
the pending and additional divestitures of certain of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such pending or future divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant write-downs of goodwill, or any adverse tax consequences suffered as a result of any such divestitures;

•
our shift in focus to much lower business development activity through acquisitions for the foreseeable future as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

•
the uncertainties associated with the acquisition and launch of new products (such as our Addyi® product and our recently approved Siliq™ product (brodalumab)), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•
our ability to retain, motivate and recruit executives and other key employees, including subsequent to retention payments being paid out and as a result of the reputational challenges we face and may continue to face;

•	our ability to implement effective succession planning for our executives and key employees;

•	the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•
our ability to effectively operate, stabilize and grow our businesses in light of the challenges that the Company currently faces, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our pricing, distribution and other practices, reputational harm and limitations on the way we conduct business imposed by the covenants in our Credit Agreement, indentures and the agreements governing our other indebtedness;

•
the success of our recent and future fulfillment and other arrangements with Walgreen Co. ("Walgreens"), including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, pharmacy benefit managers ("PBMs"), third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, and our ability to successfully negotiate any improvements to our arrangements with Walgreens;

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

•
our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries, including the impact on such matters of the proposals published by the Organization for Economic Co-operation and Development ("OECD") respecting base erosion and profit shifting ("BEPS") and various corporate tax reform proposals being considered in the U.S.;

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

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering and operating in new and different geographic markets (including the challenges created by new and different regulatory regimes in such countries and the need to comply with applicable anti-bribery and economic sanctions laws and regulations);

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

•	our ability to reduce or maintain wholesaler inventory levels in certain countries, such as Russia and Poland, in-line with our targeted levels for such markets;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

•
the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;

v

•
once the additional limitations in our Credit Agreement restricting our ability to make acquisitions are no longer applicable, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company and that may in the future be acquired by the Company (once the additional limitations in our Credit Agreement restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, the risks associated with the acquired companies, businesses and products and our ability to achieve the anticipated benefits and synergies from such acquisitions and integrations, including as a result of cost-rationalization and integration initiatives. Factors impacting the achievement of anticipated benefits and synergies may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions;

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

•	the mandatory or voluntary recall or withdrawal of our products from the market and the costs associated therewith;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products (such as our Addyi® product and our recently approved Siliq™ product (brodalumab)), which could lead to material impairment charges;

•
the results of management reviews of our research and development portfolio (including following the receipt of clinical results or feedback from the FDA or other regulatory authorities), which could result in terminations of specific projects which, in turn, could lead to material impairment charges;

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

•
the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and potential repeal or amendment thereof and other legislative and regulatory healthcare reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;

•
the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its business and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;

•
the impact of changes in federal laws and policy under consideration by the new administration and Congress, including the effect that such changes will have on fiscal and tax policies, the potential repeal of all or portions of the Health Care Reform Act, international trade agreements and policies and policy efforts designed to reduce patient out-of-pocket costs for medicines (which could result in new mandatory rebates and discounts or other pricing restrictions);

•
potential ramifications, including legal sanctions and/or financial penalties, relating to the restatement by Salix Pharmaceuticals, Ltd. ("Salix") of its historical financial results prior to our acquisition of Salix in April 2015;

•	illegal distribution or sale of counterfeit versions of our products;

•	interruptions, breakdowns or breaches in our information technology systems; and

•
risks in “Risk Factors” in Item 1A in this Form 10-K and risks detailed from time to time in our filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. "Risk Factors" and in the Company's other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

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
The Company's portfolio of products falls into three reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products.

•
The Bausch + Lomb/International segment consists of sales of (i) pharmaceutical products, OTC products and medical device products in the area of eye health, primarily comprised of Bausch + Lomb products, with a focus on four product offerings (Vision Care, Surgical, Consumer and Ophthalmology Rx) sold in the U.S. and (ii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East.

•
The Branded Rx segment consists of sales of pharmaceutical products related to (i) the Salix product portfolio in the U.S., (ii) the Dermatological product portfolio in the U.S., (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Canada and (iv) the oncology, dentistry and women’s health product portfolios in the U.S.

•
The U.S. Diversified Products segment consists of sales (i) in the U.S. of pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) generic products in the U.S.

See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements located elsewhere in this Annual Report on Form 10-K for further details on these reportable segments.
In January 2017, we entered into a definitive agreement to sell all of the outstanding equity interests in our subsidiary, Dendreon Pharmaceuticals, Inc. ("Dendreon"), which holds the worldwide rights to Provenge®, an autologous cellular immunotherapy (vaccine) for prostate cancer treatment approved by the FDA in April 2010, for a purchase price of $820 million in cash. Our revenues from Provenge® were $303 million, $250 million and $0 in 2016, 2015 and 2014, respectively. With this sale, we are exiting the urological oncology business, which we do not believe to be core to our success and which will allow us to better align our product portfolio with our new operating model. Also in January 2017, we entered into a definitive agreement to sell our CeraVe®, AcneFree™ and AMBI® skincare brands, which have annualized revenue of less than $200 million, for a purchase price of $1,300 million in cash. The completion of each of these sale transactions is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals.

Business Strategy
We believe that there is significant opportunity in the eye health and branded prescription pharmaceutical segments. Our existing portfolio, commercial footprint and pipeline of product development projects position us to compete and be successful in these markets. As a result, we believe these businesses provide us with the greatest opportunity to build value for our stakeholders. In order to focus our efforts, in 2016, we performed a review of our portfolio of assets to identify those areas where we believe we have, and can maintain, a competitive advantage. We identify these areas as “core”, as we believe these assets generally have a greater value to our company than to other owners, as we believe we are best positioned to grow and develop them. By narrowing our focus, we have the opportunity to reduce complexity in our business and maximize the value of our core segments. We describe our core areas by business and by geography. Within our Branded Rx segment, our core businesses include gastrointestinal ("GI") and dermatology. We also view our global eye health business, within our Bausch + Lomb/International segment, as core. Although the business units that fall outside our definition of “core” assets may be solid, the focus of their product pipelines and geographic footprint are not fully aligned with the focus of our core business, and they are, therefore, at a disadvantage when competing against our core activities for resources and capital within the Company.
Another critical element of our strategy is our lower risk, output-focused research and development model. This model allows us to advance certain development programs to drive future commercial growth, while minimizing our research and development expense. This is achieved primarily by:

•	focusing on innovation through our internal research and development, selected acquisitions, and in-licensing;

•	focusing on productivity through measures such as leveraging industry overcapacity and outsourcing commodity services;

•	focusing on critical skills and capabilities needed to bring new technologies to the market;

•	pursuing life-cycle management programs for currently marketed products to increase such products’ value during their commercial lives; and

•	acquiring dossiers and registrations for branded generic products in emerging markets, which require limited manufacturing start-up and development activities.
Our long-term strategy has also historically included deploying cash via business development, debt repayment and repurchases, and share buybacks. Following the Company’s (then named Biovail Corporation) acquisition of Valeant on September 28, 2010, we completed numerous transactions to expand our portfolio offering and geographic footprint, including, among others, the acquisitions of Salix Pharmaceuticals, Ltd. (“Salix”) (the "Salix Acquisition") and Bausch & Lomb Holdings Incorporated (“B&L”) (the "B&L Acquisition"). Although these transactions were successful in generating growth and bolstering our product portfolio, in 2016, the Company transitioned away from a focus on acquisitions, and took steps to stabilize its business and began placing greater emphasis on a select number of internal research and development (“R&D”) projects. While we anticipate business development through acquisitions may be a component of our long-term strategy, we expect acquisitions to be much lower for the foreseeable future as compared to prior periods, as we focus on reducing our outstanding debt levels. Further, our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") restricts us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio. See Note 11, "LONG-TERM DEBT" to our audited Consolidated Financial Statements for further details related to our Credit Agreement.
We believe our increased focus on the development of new products will allow us to maximize our short term growth and profitability and allow us to stabilize the Company while bolstering our future growth.
Segment Information
Our revenues for 2016, 2015 and 2014 were $9,674 million, $10,447 million and $8,206 million, respectively. We have approximately 1,800 products in our portfolio of products, which fall into three reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. Comparative segment information for 2016, 2015 and 2014 is presented in Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements.
Bausch + Lomb/International
The Bausch + Lomb/International segment consists of sales of (i) pharmaceutical products, OTC products and medical device products in the area of eye health, primarily comprised of Bausch + Lomb products, with a focus on four product offerings (Vision Care, Surgical, Consumer and Ophthalmology Rx) sold in the U.S. and (ii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East.

Pharmaceutical Products — Our principal pharmaceutical products in this segment include:

•
Lotemax® Gel is a topical corticosteroid indicated for the treatment of inflammation and pain following ocular surgery. This formulation is a technology that allows the drug to adhere to the ocular surface and offers dose uniformity, which eliminates the need to shake the product in order to ensure the drug is in suspension. The product contains a low concentration of preservative and two known moisturizers.

OTC Products — Our principal OTC products in this segment include:

•	Ocuvite® is a lutein eye vitamin and mineral supplement that contains lutein (an antioxidant carotenoid), a nutrient that supports macular health by helping filter harmful blue light.

•	PreserVision® is an antioxidant eye vitamin and mineral supplement.

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

•
Bedoyecta® is a brand of vitamin B complex (B1, B6 and B12 vitamins) products. Bedoyecta® products act as energy improvement agents for fatigue related to age or chronic diseases, and as nervous system maintenance agents to treat neurotic pain and neuropathy. Bedoyecta® is sold in both an injectable form and a tablet form.

Device Products — Our principal device products in this segment include:

•
SofLens® Daily Disposable Contact Lenses use ComfortMoist® Technology (a combination of thin lens design and moisture-rich packaging solution) and High Definition Optics™, an aspheric design that reduces spherical aberration over a range of powers, especially in low light.

•
A portfolio of ophthalmic surgical products, including (i) intraocular lenses such as Akreos®, enVista®, Crystalens®, and Trulign®, (ii) a suite of surgical instruments including Storz® and Synergetics® and (iii) surgical equipment for cataract, refractive, and vitreoretinal surgery, such as Stellaris® PC, a vitreoretinal and cataract surgery system, VersaVIT2.0 for vitreoretinal surgery, and the VICTUS® femtosecond laser for cataract surgery.

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
Branded Rx
The Branded Rx segment consists of sales of pharmaceutical products related to (i) the Salix product portfolio in the U.S., (ii) the Dermatological product portfolio in the U.S., (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Canada and (iv) product portfolios in the U.S. in the areas of oncology, dentistry and women’s health.
Pharmaceutical Products — Our principal pharmaceutical products in this segment include:

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

•
Provenge® (sipuleucel-T), acquired as part of the acquisition of certain assets of Dendreon Corporation, is an autologous cellular immunotherapy indicated for the treatment of asymptomatic or minimally symptomatic metastatic castrate-resistant (hormone-refractory) prostate cancer. Valeant has entered into a definitive agreement for the sale of its subsidiary, Dendreon Pharmaceuticals, Inc., which holds the worldwide rights to Provenge®. For more information on our planned divestiture of this product, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Strengthening the Balance Sheet/Capital Structure.”

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

•
An Acne franchise, which includes Solodyn®, a prescription oral antibiotic approved to treat only the red, pus-filled pimples of moderate to severe acne in patients 12 years of age and older, as well as Ziana®, Clindagel®, Acanya®, Atralin®, and Onexton® Gel, a fixed combination 1.2% clindamycin phosphate and 3.75% benzoyl peroxide medication for the once-daily treatment of comedonal (non-inflammatory) and inflammatory acne in patients 12 years of age and older.

•	Elidel® is used to treat certain skin conditions such as eczema (atopic dermatitis). Eczema is an allergic-type condition that causes red, irritated, and itchy skin.

•
Glumetza® (metformin hydrochloride) extended release tablets, acquired as part of the Salix Acquisition, are indicated as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus.

U.S. Diversified Products
The U.S. Diversified Products segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) sales of generic products in the U.S.
Pharmaceutical Products — Our principal pharmaceutical products in this segment include:

•	Wellbutrin XL® is an extended-release formulation of bupropion indicated for the treatment of major depressive disorder in adults.

•
Isuprel® (Isoproterenol hydrochloride) injections, acquired as part of the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon"), is indicated for (i) mild or transient episodes of heart block that do not require electric shock or pacemaker therapy, (ii) for serious episodes of heart block and Adams-Stokes attacks (except when caused by ventricular tachycardia or fibrillation), (iii) for use in cardiac arrest until electric shock or pacemaker therapy, the treatments of choice, is available and (iv) for bronchospasm occurring during anesthesia.

•
Xenazine® is indicated for the treatment of chorea associated with Huntington’s disease. In the U.S., Xenazine® is distributed for us by Lundbeck LLC under an exclusive marketing, distribution and supply agreement.

•	Nitropress® (sodium nitroprusside), acquired as part of the acquisition of certain assets of Marathon, is indicated for the immediate reduction of blood pressure of patients in hypertensive crises.

•
Cuprimine® is used to treat Wilson's disease (a condition in which high levels of copper in the body cause damage to the liver, brain, and other organs), cystinuria ( a condition which leads to cystine stones in the kidneys), and in patients with severe, active rheumatoid arthritis who have failed to respond to an adequate trial of conventional therapy.

Generic Products — Our principal branded and other generic products in this segment include:

•
Zegerid® is used to treat certain stomach and esophagus problems (such as acid reflux and ulcers) by decreasing the amount of acid your stomach makes. It belongs to a class of drugs known as proton pump inhibitors (PPIs).

•
Tobramycin and Dexamethasone ophthalmic suspension are indicated for steroid responsive inflammatory ocular conditions where superficial bacterial ocular infection or a risk of bacterial ocular infection exists.

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
Research and Development
Our R&D organization focuses on the development of products through clinical trials. Our research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $421 million, $334 million and $246 million, respectively, excluding impairment charges. As of December 31, 2016, approximately 1,100 employees were involved in our R&D efforts.
For more information regarding our products in clinical development, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Key Initiatives — Internal Capital Allocation and Operating Efficiencies” of this Form 10-K.
Trademarks, Patents and Proprietary Rights
We rely on a combination of contractual provisions, confidentiality policies and procedures and patent, trademark, copyright and trade secrecy laws to protect the proprietary aspects of our technology and business. Our policy is to vigorously protect, enforce and defend our rights to our intellectual property and proprietary rights, as appropriate. See Item 1A “Risk Factors” of this Form 10-K for additional information on the risks associated with our intellectual property and proprietary rights.
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
In the U.S., the Biologics Price Competition and Innovation Act ("BPCIA") allows companies to seek FDA approval to manufacture and sell biosimilar or interchangeable versions of brand name biological products. Due to the size and complexity of biological products, as compared to small molecule drugs, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences” in safety, purity and potency between the two. The BPCIA provides reference product sponsors with 12 years (potential for 6 additional months of pediatric exclusivity) of market exclusivity, but unlike the Hatch-Waxman Act which covers small molecules, it does not require reference product sponsors to list patents in an Orange Book equivalent and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does provide pre-litigation procedures for the parties to follow, including identification of relevant patents and each party’s basis for infringement and invalidity.  A biosimilar patent application cannot be filed until four years after the reference product is first licensed and a biosimilar cannot be launched, at the earliest (assumes no patent litigation or an adverse decision on all patents), until the expiration of the twelve years of data exclusivity from the approval of the product.
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
We are also subject to extensive U.S. federal and state health care marketing and fraud and abuse regulations, such as the federal False Claims Act, federal and provincial marketing regulation in Canada and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. The U.S. federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal or state healthcare program such as the Medicare and Medicaid programs. Some state anti-kickback laws also prohibit such conduct where commercial insurance, rather than federal or state, programs are involved. Due to recent legislative changes, violations of the U.S. federal Anti-Kickback Statute also carry potential federal False Claims Act liability. In addition, in the U.S. and Canada, companies may not promote drugs or medical devices for “off-label” uses - that is, uses that are not described in the product’s labeling and that differ from those that were approved or cleared by the FDA or Health Canada, respectively - and “off-label promotion” in the U.S. has also formed the predicate for False Claims Act liability resulting in significant financial settlements. These and other laws and regulations, rules and policies may significantly impact the manner in which we are permitted to market our products. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.
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
Successful commercialization of our products may depend, in part, on the availability of governmental and third party payor reimbursement for the cost of our products. Third party payors may include government health administration authorities, private health insurers and other organizations. In the U.S., the E.U. and other significant or potentially significant markets for our products and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, which has resulted in lower average realized prices. In the U.S., these pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. In particular, sales of our products may be subject to discounts from list price and rebate obligations, as well as formulary coverage decisions impacting or limiting the types of patients for whom coverage will be provided. Various U.S. healthcare and other laws regulate our interactions with government agencies, private insurance companies and other third party payors regarding coverage and reimbursement for our products. Failure to comply with these laws could subject us to civil, criminal and administrative sanctions. In countries outside the U.S., the success of our products may depend, at least in part, on obtaining and maintaining government reimbursement because, in many countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with certain governmental authorities for newly developed products can delay commercialization. In Canada and many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, tenders and profit control, and they expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.
See Item 1A “Risk Factors” of this Form 10-K for additional information on the risks associated with these regulations and related matters.
Environmental and Other Regulation
Our facilities and operations are subject to federal, state and local environmental and occupational health and safety laws and regulations in both the U.S. and countries outside the U.S. (including Canada), including those governing the discharges of substances into the air, water and land, the handling treatment, storage and disposal of hazardous substances and wastes, wastewater and solid waste, the cleanup of contaminated properties and other environmental matters. Certain of our development and manufacturing activities involve the controlled use of hazardous substances. We believe we are in compliance in all material respects with applicable environmental laws and regulations. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure, however, that environmental liabilities relating to us or facilities owned, leased or operated by us will not develop in the future, and we cannot predict whether any such liabilities, if they were to develop, would require significant expenditures on our part. In addition, we are unable to predict what environmental legislation or regulations may be adopted or enacted in the future. See Item 1A “Risk Factors” of this Form 10-K for additional information.
Marketing and Customers
Our top four geographic markets by country, based on 2016 revenue, are: the U.S. and Puerto Rico, Canada, China and Japan, which represent 65%, 3%, 3% and 2% of our total revenue for the year ended December 31, 2016, respectively.
The following table identifies external customers that accounted for 10% or more of our total revenue for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
McKesson Corporation	21%	20%	17%
Cardinal Health, Inc.	15%	12%	9%
AmerisourceBergen Corporation	13%	14%	10%
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
Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products that target the same diseases and conditions that we are targeting in dermatology, GI, eye health and other therapeutic areas. Academic and other research and development institutions may also develop products or technologies that compete with our products, which technologies and products may be acquired or licensed by our competitors. These competitors may have greater financial, R&D or marketing resources than we do. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors.
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
A number of our products already face generic competition. In the U.S. these products include among others, Ammonul®, Atralin®, Carac®, Edecrin®, Glumetza®, Nitropress®, certain strengths of Retin-A Micro®, Targetin® capsules, Tasmar®, Vanos®, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid®, Ziana® and Zovirax® ointment. In Canada these products include among others, Aldara®, Glumetza®, Sublinox® and Wellbutrin XL®. In addition, certain of our products face the expiration of their patent or regulatory exclusivity in 2017 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2017 or in later years. Following a loss of exclusivity of and/or generic competition for a product, we would anticipate that product sales from such product would decrease significantly shortly following such loss of exclusivity or the entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant.
Based on patent expiration dates, settlement agreements and/or competitive information, we believe that our products facing a potential loss of exclusivity and/or generic competition in the five year period from 2017 to and including 2021 include, among others, the following key products in the U.S.: in 2017, Deflux®, Istalol®, Isuprel®, Lotemax® Gel, Lotemax® Suspension, Mephyton®, Solesta®, and Syprine®, which in aggregate represented 7% of our U.S. and Puerto Rico revenues for 2016; in 2018, Acanya®, Cuprimine®, Elidel®, Migranal®, Moviprep® and certain strengths of Solodyn®, which in aggregate represented 6% of our U.S. and Puerto Rico revenues for 2016; in 2019, certain strengths of Solodyn® and Zyclara®, which in aggregate represented 2% of our U.S. and Puerto Rico revenues for 2016; in 2020, Clindagel® which represented 1% of our U.S. and Puerto Rico revenues for 2016; and, in 2021, Bepreve® and Preservision®, which represented 3% of our U.S. and Puerto Rico revenues for 2016. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Carac®, Cardizem®, Moviprep®, Onexton®, Uceris®, Relistor®, Solodyn® and Xifaxan® in the U.S. and Wellbutrin® XL in Canada), we have commenced infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings.
See Item 1A “Risk Factors” of this Form 10-K for additional information on our competition risks.
Manufacturing
We currently operate approximately 45 manufacturing plants worldwide. All of our manufacturing facilities that require certification from the FDA, Health Canada or foreign agencies have obtained such approval.
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
Products representing approximately half of our product sales for 2016 are produced by third party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredient, used by us (or our third party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest products, the supply for each of our Xifaxan®, SofLens®, Wellbutrin XL®, Occuvite®, Preservision®, Renu®, Isuprel®, Xenazine®, Uceris® tablet and PureVision® finished products is only available from a single source and the supply of active pharmaceutical ingredient for each of our Provenge®, Isuprel®, Xenazine® and Uceris® tablet products is also only available from a single source. In addition, in some cases, only a single source of such active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A “Risk Factors” of this Form 10-K for additional information on the risks associated with our manufacturing arrangements.
Employees
As of December 31, 2016, we had approximately 21,500 employees. These employees included approximately 10,200 in production, 8,100 in sales and marketing, 2,100 in general and administrative positions and 1,100 in R&D. Collective bargaining exists for some employees in a number of countries in which we do business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.
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
See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for revenues and long-lived assets by geographic area.
In 2016, a material portion of our revenue and income was earned in Ireland and Luxembourg, which have low tax rates. See Item 1A “Risk Factors” of this Form 10-K relating to tax rates.
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

Item 1A.    Risk Factors
Our business, financial condition, cash flows and results of operations are subject to various risks and uncertainties. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including those risks set forth under the heading entitled “Forward-Looking Statements” and in other documents that we file with the SEC and the CSA, before making any investment decision with respect to our common shares or debt securities. If any of the risks or uncertainties actually occur or develop, our business, financial condition, cash flows, results of operations and/or future growth prospects could change, and such change could be materially adverse. Under these circumstances, the market value of our common shares and/or debt securities could decline, and you could lose all or part of your investment in our common shares and/or debt securities.
Restatement and Related Risks
The restatement of our previously issued financial statements was time-consuming and expensive and could expose us to additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We restated our previously issued audited financial statements for the year ended December 31, 2014 and the unaudited financial information for the quarter ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements for the quarter ended March 31, 2015 included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as well as the unaudited financial statements for the six-month period ended June 30, 2015 included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and the nine-month period ended September 30, 2015 included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (due to the fact that the financial results for the quarter ended March 31, 2015 are included within these financial statements). This restatement and the review of the misstatements that necessitated the restatement was time consuming and expensive and could expose us to potential claims and additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In particular, we have incurred substantial unanticipated expenses and costs, including audit, legal, consulting and other professional fees, in connection with the restatement and the remediation of material weaknesses in our internal control over financial reporting. Our management’s attention was diverted from the operation of our business in connection with the review of previous financial statements, preparation of restated financial statements and remediation efforts. In addition, as a result of these restatements, we could be subject to additional shareholder, governmental, or other actions in connection with the restatements or related other matters. Any such proceedings would, regardless of the outcome, consume a significant amount of management’s time and attention and would result in additional legal, accounting and other costs. If we were not to prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could further impair our reputation or could lead to a further loss of investor confidence. Furthermore, any future restatement may result in further downgrades by rating agencies in our corporate credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances.
We identified material weaknesses in our internal control over financial reporting for which we implemented certain remediation measures. This remediation is now complete. However, if these material weaknesses were not remediated properly, they could lead to future restatements and have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act and National Instrument 52-109 - Certification of Disclosure in Issuers’ Annual and Interim Filings. Based on the review by the Company's ad hoc committee of independent directors (the "Ad Hoc Committee"), our review of our financial records, and other work completed by management, we and the Audit and Risk Committee of our Board of Directors concluded that material weaknesses in our internal control over financial reporting existed that contributed to the material misstatements in the consolidated financial statements described above. As a result, certain remediation actions were recommended and implemented. This remediation is now complete. However, if our remedial measures were insufficient to properly and fully address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. Although we regularly review and evaluate internal control systems to allow management to report on the effectiveness of our internal control over financial reporting, we may discover additional weaknesses in our internal control over financial reporting or disclosure controls and procedures. If we are unable to conclude that our internal control over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm expresses an opinion that our internal control over financial reporting is ineffective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In addition, any potential future restatements could subject us to additional adverse consequences, including delays in reporting our results, potential restatements and investigations and potential sanctions by the SEC or the CSA, shareholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on the financial statement adjustments and resulting restatement and negative reactions from our shareholders, creditors or others with whom we do business. In particular, under the indentures governing our outstanding senior notes, if a restatement causes us not to file required reports within specified time periods, we will be in default due to the breach of the reporting covenant in the indentures and the trustee or holders of at least 25% of any series of notes may deliver a notice of default for such series of notes to accelerate the maturity of the notes (which would result in a cross default under our Credit Agreement, impacting our ability to draw on our revolving credit facility and could lead to an acceleration of loans outstanding under the Credit Agreement). Similarly, under the Credit Agreement, if we do not file required reports within specified time periods, we will be in breach of the reporting covenant in the Credit Agreement, which would permit a majority of the lenders in principal amount thereunder to accelerate the loans if we do not cure the default within a specified cure period. In the past, our delay in filing our Form 10-K for the fiscal year ended December 31, 2015 resulted in violations of covenants contained in the Credit Agreement and our indentures, which violations were subsequently waived or cured. In addition, our delay in filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 resulted in a violation of covenants contained in our indentures, which violation was subsequently cured. Furthermore, even if filed on a timely basis, if the independent certified public accountant’s report on the consolidated financial statements in our annual report were to express substantial doubts as to our ability to continue to operate as a going concern, we would be in breach of the reporting covenant in the Credit Agreement, which would permit a majority of the lenders in principal amount thereunder to accelerate the loans if we do not cure the default within a specified cure period or obtain a waiver from such lenders. The occurrence of any of the foregoing adverse events could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The restatement of our previously issued financial statements, the misstatements that resulted in such restatement, the material weaknesses that were identified in our internal control over financial reporting and the determination that our disclosure controls and procedures were not effective at certain times, could result in additional litigation and governmental proceedings and investigations, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The restatement of our previously issued financial statements and the misstatements and material weaknesses identified by the Company could expose us to a number of additional risks that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In particular, we could be subject to further shareholder litigation and additional governmental investigations and proceedings. Any such current or future proceedings, regardless of the outcome, would consume a significant amount of management’s time and attention and would result in additional legal, accounting and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Company has experienced and may continue to experience reputational harm and a loss of investor confidence as a result of these matters.
Employment-related Risks
On May 2, 2016, Joseph C. Papa assumed the role of chairman and chief executive officer and following his appointment, other changes to management have and our Board of Directors occurred. Operational disruptions resulting from such transitions could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
On May 2, 2016, Joseph C. Papa assumed the role of our chairman and chief executive officer. Following the appointment of Mr. Papa, other changes to management have occurred, including the appointment of Paul S. Herendeen as Executive Vice President, Chief Financial Officer on August 22, 2016, the appointment of Christina Ackermann as Executive Vice President, General Counsel on August 8, 2016, the appointment of Louis W. Yu as Chief Quality Officer, Global Quality on October 3, 2016 and the appointment of Sam Eldessouky as Senior Vice President, Corporate Controller and Chief Accounting Officer on May 31, 2016. There have also been changes to the composition of our Board of Directors.
As a result of these changes to our management and Board of Directors, we may experience changes in the way we conduct our business, as well as potential changes to our business strategy. Some of these changes may be significant. We cannot predict what these changes to our business practices and strategy may involve or the timing of any such changes and how they will impact our product sales, revenue, business, financial condition, cash flows or results of operation, but any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For example, as a result of these changes in our business strategies and practices, we may experience operational disruptions and there may be uncertainty, instability and concerns for management, employees, current and potential customers, other third parties with whom we do business and shareholders and we may experience difficulties in executing our business strategies and goals.
We may continue to experience changes in our management team in the future. These transitions may also be difficult to manage and we cannot guarantee that the new members of the management team or the Board of Directors will efficiently transition into their roles or ultimately be successful in their roles. Any of these factors could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
The loss of the services of, or our inability to recruit, retain, motivate, our executives and other key employees could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We must continue to retain and motivate our executives and other key employees, and to recruit other executives and employees, in order to strengthen our management team and workforce. Our ability to retain or recruit executive and other key employees may be hindered or delayed by, among other things, the reputational challenges the Company currently faces and may in the future continue to face. A failure by us to retain, motivate and recruit executives and other key employees or the unanticipated loss of the services of any of these executives or key employees for any reason, whether temporary or permanent, could create disruptions in our business, could cause concerns and instability for management and employees, current and potential customers, credit rating agencies and other third parties with whom we do business and our shareholders and debt holders and could cause concern regarding our ability to execute our business strategy or to manage operations in the manner previously conducted and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Furthermore, as a result of any failure to retain, or loss of, any executives or key employees, we may experience increased costs in order to identify and recruit a suitable replacement in a timely manner (and, even if we are able to hire a qualified successor, the search process and transition period may be difficult to manage and result in additional periods of uncertainty), which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We have been or are currently the subject of a number of recent legal proceedings and investigations and inquiries by governmental agencies, including the following: (i) investigations by the U.S. Attorney’s Offices for the District of Massachusetts and the Southern District of New York relating to certain matters, including our patient assistance programs (including financial support provided to patients), our former relationship with Philidor and other pharmacies, our accounting treatment for sales by specialty pharmacies, information provided to the Centers for Medicare and Medicaid Services, our pricing (including discounts and rebates), marketing and distribution of our products, our compliance program, and employee compensation; (ii) the investigation by the SEC of the Company relating to certain matters, including our former relationship with Philidor, our accounting practices and policies and our public disclosures; (iii) investigations by the U.S. Senate Special Committee on Aging and the U.S. House Committee on Oversight and Government Reform relating to certain matters, including our pricing decisions on particular drugs, as well as financial support provided by the Company for patients and matters relating to our research and development program, Medicare, and Medicaid; (iv) an investigation by the State of North Carolina Department of Justice relating to certain matters, including the production, marketing, distribution, sale and pricing of, and patient assistance programs covering, our Nitropress®, Isuprel® and Cuprimine® products and our pricing decisions for certain of our other products; (v) a request for documents and other information received by the Company from the AMF relating to certain matters, including with respect to our former relationship with Philidor and our accounting practices and policies; (vi) a document subpoena from the New Jersey State Bureau of Securities relating to our former relationship with Philidor, our accounting treatment for sales to Philidor, our financial reporting and public disclosures and other matters; (vii) the pending investigation by the California Department of Insurance relating to our former relationship with Philidor and certain California-based pharmacies, the marketing and distribution of our products in California, the billing of insurers for our products being used by California residents, and other matters; (viii) a number of purported class action securities litigations in the U.S. and Canada have been instituted, the allegations of which relate to, among other things, allegedly false and misleading statements by the Company and/or failures to disclose information about our business and prospects, including relating to drug pricing, our policies and accounting practices, our use of specialty pharmacies, and our former relationship with Philidor and (ix) purported class actions under the federal RICO statute on behalf of third-party payors arising out of our pricing and use of specialty pharmacies, and our former relationship with Philidor. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. Philidor and certain of its executives and employees are also subject to disputes with third party payors and governmental investigations related to Philidor's business practices and relationship with the Company which may result in claims being asserted against the Company. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
We are unable to predict how long such proceedings, investigations and inquiries will continue, but we anticipate that we will continue to incur significant costs in connection with these matters and that these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. These proceedings, investigations and inquiries may result in damages, fines, penalties, consent orders or other administrative sanctions (including exclusion from federal programs) against the Company and/or certain of our officers, or in changes to our business practices, which, in turn, may result in or may contribute to an inability by us to meet the financial covenants contained in our Credit Agreement. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us, coupled with the recent intensified public scrutiny of our Company and certain of its practices, could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We are under scrutiny with respect to our business practices (including with respect to pricing), including investigations by the U.S. Attorney’s Offices for the District of Massachusetts and the Southern District of New York, the State of North Carolina Department of Justice, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform, various purported class action suits against us in the U.S. and Canada and purported class actions under the federal RICO statute on behalf of third-party payors. We are unable to predict how such proceedings, investigations and inquiries will impact our business practices, including with respect to pricing, or the prices of our products, including whether we will be required to impose pricing freezes or controls, pricing reductions (including on a retroactive basis) or other price regulation for some or all of our products.
In addition, in recent years, in the U.S., state and federal governments have considered implementing legislation that would control or regulate the prices of drugs, and the new administration has expressed support for lowering the cost of drug prices. Other countries have announced or implemented measures on pricing, including suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments. These measures and proposed measures vary by country. These measures and these proposed measures and legislation, if implemented, could lead to impairment of certain of our intangible assets which could be significant, and/or could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are involved in various other legal and governmental proceedings that are uncertain, costly and time-consuming and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We are involved in a number of other legal and governmental proceedings and may be involved in additional litigation in the future. These proceedings are complex and extended and occupy the resources of our management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
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

Further, the pharmaceutical and medical device industries historically have generated substantial litigation concerning the manufacture, use and sale of products and we expect this litigation activity to continue. As a result, we expect that patents related to our products will be routinely challenged (as is the case with the patent infringement proceeding commenced in connection with our Xifaxan® product and related patents), and the validity or enforceability of our patents may not be upheld. In order to protect or enforce patent rights, we may initiate litigation against third parties. Our patents may also be challenged in administrative proceedings in the United States Patent and Trademark Office and patent offices outside of the United States. If we are not successful in defending an attack on our patents and maintaining exclusive rights to market one or more of our products still under patent protection, we could lose a significant portion of sales in a very short period. We may also become subject to infringement claims by third parties and may have to defend against charges that we infringed or otherwise violated patents or the intellectual property or proprietary rights of third parties. If we infringe or otherwise violate the intellectual property rights of others, we could lose our right to develop, manufacture or sell products, including our generic products, or could be required to pay monetary damages or royalties to license proprietary rights from third parties, which could be substantial.
In addition, in the U.S., it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the U.S. and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. We are currently defending an antitrust class action and non-class action complaints alleging that defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name Solodyn®. We are also currently defending a class action complaint alleging that defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements. A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We depend on third parties to meet their contractual, legal, regulatory, and other obligations.
We rely on distributors, suppliers, contract research organizations, vendors, service providers, business partners and other third parties to research, develop, manufacture, distribute, market and sell our products, as well as perform other services relating to our business. We rely on these third parties to meet their contractual, legal, regulatory and other obligations. A failure to maintain these relationships or poor performance by these third parties could negatively impact our business. In addition, we cannot guarantee that the contractual terms and protections and compliance controls, policies and procedures we have put in place will be sufficient to ensure that such third parties will meet their legal, contractual and regulatory obligations or that these terms, controls, policies, procedures and other protections will protect us from acts committed by our agents, contractors, distributors, suppliers, service providers or business partners that violate contractual obligations or the laws or regulations of the jurisdictions in which we operate, including matters respecting anti-corruption, fraud, kickbacks and false claims, pricing, sales and marketing practices, privacy laws and other legal obligations. Any failure of such third parties to meet these legal, contractual and regulatory obligations or any improper actions by such third parties or even allegations of such non-compliance or actions could damage our reputation, adversely impact our ability to conduct business in certain markets and subject us to civil or criminal legal proceedings and regulatory investigations, monetary and non-monetary damages and penalties and could cause us to incur significant legal and investigatory fees and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. For example, the recent allegations about the activities of Philidor and our former relationship with Philidor have resulted in a number of investigations, inquiries and legal proceedings against us, which may damage our reputation and result in damages, fines, penalties or administrative sanctions against the Company and/or certain of our officers. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
If our products cause, or are alleged to cause, serious or widespread personal injury, we may have to withdraw those products from the market and/or incur significant costs, including payment of substantial sums in damages, and we may be subject to exposure relating to product liability claims. In addition, our product liability self-insurance program may not be adequate to cover future losses.
We face an inherent business risk of exposure to significant product liability and other claims in the event that the use of our products caused, or is alleged to have caused, adverse effects. For example, we have been named as a defendant (along with other entities) in certain lawsuits in the United States and Canada in which the plaintiffs have made certain product liability claims respecting Shower to Shower® (a product we acquired in 2012). For more information regarding legal proceedings, see Note 20,

“LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements. These and other product liability proceedings may be costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor.
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
The marketing, promotional and business practices, including with respect to pricing, of pharmaceutical and medical device companies, as well as the manner in which companies’ in-house or third party sales forces interact with purchasers, prescribers, and patients, are subject to extensive regulation, enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practice for some of our products and/or pricing restrictions or mandated price reductions for some of our products. Many companies, including us, have been the subject of claims related to these practices asserted by federal authorities. These claims have resulted in fines and other consequences, such as entering into corporate integrity agreements with the U.S. government. Companies may not promote drugs for “off-label” uses-that is, uses that are not described in the product’s labeling and that differ from those approved by the FDA, Health Canada, EMA or other applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies (such as entering into corporate integrity agreements with the U.S. government), as well as criminal sanctions. In addition, management’s attention could be diverted from our business operations and our reputation could be damaged. For more information regarding legal proceedings, see Note 20, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
Debt-related Risks
Our Credit Agreement and the indentures governing our senior notes impose restrictive and financial covenants on us. Our failure to comply with these covenants could trigger events, which could result in the acceleration of the related debt, a cross-default or cross-acceleration to other debt, foreclosure upon any collateral securing the debt and termination of any commitments to lend, each of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or securities to decline and could lead to bankruptcy or liquidation.
Our Credit Agreement and the various indentures governing our senior notes contain covenants that restrict the way we conduct business, as well as financial covenants that, for example, require us to maintain certain financial ratios at fiscal quarter end and satisfy certain financial tests upon incurrence of certain debt.
The Company’s Credit Agreement contains specified quarterly financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio). As of December 31, 2016, we were in compliance with all financial maintenance covenants related to our outstanding debt. However, we can make no assurance that we will be able to comply with the restrictive and financial covenants contained in the Credit Agreement and indentures in the future. We continue to take steps to reduce our debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. Based on our current forecast for the next twelve months from the date of issuance of this Form 10-K, we expect to remain in compliance with these financial maintenance covenants after taking into consideration the effect of the divestitures of certain skincare products, for which regulatory approval has been received and is expected to close in early March 2017, and Dendreon Pharmaceuticals, Inc., which is expected to be consummated in the first half of 2017. In the event that the divestiture of certain skincare products does not close as anticipated, or if we perform below our forecasted levels, we will implement certain cost-efficiency initiatives, such as rationalization of selling, general and administrative expenses ("SG&A") and R&D spend, which would allow us to continue to comply with the financial maintenance covenants. Absent the impact of the actions described above, we would not comply with those financial maintenance covenants. In addition, we are considering taking other actions, including seeking to amend our Senior Secured Credit Facilities or divesting other businesses as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants during the twelve-month period following the date of issuance of this Form 10-K and address future debt maturities. If we perform below our forecasted levels and the actions referenced above are not effective in reducing our secured debt levels or increasing adjusted EBITDA, we would fail to comply with one or both of these financial maintenance covenants. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot assure you that we will be able to obtain a refinancing.
In the past, we have had a number of defaults under our Credit Agreement and indentures due to delays in the filing of Exchange Act reports, the related financial statements and other required securities reporting obligations. See “-Restatement and Related Risks - We identified material weaknesses in our internal control over financial reporting for which we implemented certain remediation measures. This remediation is now complete. However, if these material weaknesses were not remediated properly, they could lead to future restatements and have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.” While we have been able to obtain waivers and amendments, the terms of such waivers and amendments have added additional restrictions on our activities. For instance, the Credit Agreement imposes a number of restrictions on us until the time that our leverage ratio (being the ratio, as of the last day of any fiscal quarter, of Consolidated Total Debt (as defined in the Credit Agreement) as of such day to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending on such date) is less than 4.50 to 1.00, including (i) imposing a $250 million aggregate cap (the “Transaction Cap”) on acquisitions, subject to certain exceptions, (ii) restricting the incurrence of debt to finance such acquisitions and (iii) requiring the net proceeds from certain asset sales be used to repay the term loans instead of being reinvested in the business. In addition, our ability to make certain other investments, dividends, distributions, share repurchases and other restricted payments will also be restricted and subject to the Transaction Cap until our leverage ratio is less than 4.00 to 1.00.
Our inability to comply with the covenants in our debt instruments could lead to a default or an event of default under the terms thereof, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver. If an event of default is not cured or is not otherwise waived, a majority of lenders in principal amount under our Credit Agreement or the trustee or holders of at least 25% in principal amount of a series of our senior notes may accelerate the maturity of the related debt under these agreements, foreclose upon any collateral securing the debt and terminate any commitments to lend, any of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our securities to decline. Furthermore, under these circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations and we may be unable to obtain alternative financing on terms acceptable to us or at all. In such circumstances, we could be forced into bankruptcy or liquidation and, as a result, investors could lose all or a portion of their investment in our securities.
To service our debt, we will be required to generate a significant amount of cash. Our ability to generate cash depends on a number of factors, some of which are beyond our control, and any failure to meet our debt obligations would have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We have a significant amount of indebtedness, a portion of which falls due in 2018. For details regarding our debt and the maturity dates thereof, see Note 11, “LONG-TERM DEBT” to our audited Consolidated Financial Statements. Our ability to satisfy our debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt. If we do not generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, given our capital structure, any refinancing of our senior unsecured debt may need to be with secured debt, thereby increasing our secured leverage ratio, and any refinancing of our credit facilities may need to be with higher cost debt, thereby increasing our interest expense. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

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
As we have stated, we intend to focus on reducing our outstanding debt levels. Our ability to reduce our indebtedness will depend upon factors including our future operating performance, our ability to access the capital markets to refinance existing debt and prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We can provide no assurance of the amount by which we will reduce our debt, if at all.
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
The agreements governing our indebtedness contain restrictive covenants which impose certain limitations on the way we conduct our business, including limitations on the amount of additional debt we are able to incur, prohibitions on incurring additional debt if certain financial covenants are not met and restrictions on our ability to make certain investments and other restricted payments. Any additional debt, to the extent we are able to incur it, may further restrict the manner in which we conduct business. Our Credit Agreement and the indentures governing our senior notes impose restrictive and financial covenants on us. Such restrictions, prohibitions and limitations could impact our ability to implement elements of our strategy in the following ways:

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

•
in 2017, a substantial portion of our cash flow from operations will be allocated (and, in future years, may be allocated) to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs and capital expenditures that could improve our competitive position and results of operations;

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

•	our ability to make acquisitions and execute business development activities through acquisitions will be limited and may, in future years, continue to be limited; and

•	our ability to resolve regulatory and litigation matters may be limited.
On November 8, 2016, Moody’s Investors Service (“Moody’s”) downgraded our corporate credit rating to B3 from B2. On March 31, 2016, Moody's downgraded the Company's corporate credit rating to B2 from B1 and on March 15, 2016, downgraded it to B1 from Ba3. On June 8, 2016, Standard & Poor’s Ratings Services (“Standard & Poor’s”) affirmed our current corporate credit rating of B and removed the Company from its "CreditWatch" status. On April 14, 2016, Standard & Poor’s downgraded the Company's corporate credit rating to B from B+ and on October 30, 2015, downgraded it to B+ from BB-. Any downgrade or further downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
We are exposed to risks related to interest rates.
Our senior secured credit facilities bear interest based on U.S. dollar London Interbank Offering Rates, or U.S. Prime Rate, or Federal Funds effective rate. Thus, a change in the short-term interest rate environment could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. As of December 31, 2016, we did not have any outstanding interest rate swap contracts.
Tax-related Risks
Our effective tax rates may increase.
We have operations in various countries that have differing tax laws and rates. Our tax reporting is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by domestic and foreign authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income earned among the different jurisdictions in which we operate; changes in tax laws in these jurisdictions; changes in the tax treaties between various countries in which we operate; changes in our eligibility for benefits under those tax treaties; and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in a substantial increase in the effective tax rate on all or a portion of our income. One potential change in the tax laws relates to the recent proposals of the Organization for Economic Co-operation and Development (“OECD”) respecting base erosion and profit shifting (“BEPS”) and measures designed to prevent these activities, as published in recently released reports from the OECD. These changes and measures could have a significant unfavorable impact on our consolidated income tax rate. These proposals include but are not limited to the enactment of diverted profits tax measures, controlled foreign corporation rules and deductibility of interest limitations.
Changes in tax laws could include changes to the U.S. corporate income tax system. Recently, the new administration and members of the U.S. Congress have announced their intention to pursue reform of the U.S. tax system. Proposals under discussion include changes to the U.S. corporate tax system that would significantly reduce U.S. corporate tax rates, change how U.S. multinational corporations are taxed on international earnings, eliminate the deduction for net interest expense, and, under one proposal, adopt a destination-based system that would not tax cash flows from exports but would tax cash flows from imports (also called a "border adjustment tax"). While it is expected that a tax reform bill will be introduced in the House of Representatives in the near term, many aspects of the current proposals are unclear or undeveloped. We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. corporate tax, but it is possible that the enactment of changes in the U.S. corporate tax system could have an adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate and that effect could be material.
In December 2016, the Department of Treasury finalized regulations surrounding foreign currency translation effective January 1, 2018. As these regulations are considered to be enacted, we have reviewed and estimated the impact upon our U.S. deferred tax assets and liabilities for these new rules. However, at this time, we are unable to accurately predict the impact of such regulations and, as a result, our current estimate of such impact may not be accurate.
Our provision for income taxes is based on certain estimates and assumptions made by management. Our consolidated income tax rate is affected by the amount of pre-tax income earned in our various operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. We enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. For example, certain countries could seek to tax a greater share of income than we will allocate to our business in such countries. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions that we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.
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

Risks Relating to Our Shift in Business Strategy
We are seeking to sell a variety of assets, some of which may be material and/or transformative, which could adversely affect our business, prospects and opportunities for growth.
We have announced our intent to divest or otherwise dispose of assets, products or businesses that we deem not to fit with our strategic plan, that are not achieving the desired return on investment or that we believe present an attractive or desirable opportunity to monetize or to reduce our outstanding debt levels.
Pursuant to this strategy, in January 2017, we announced that one of our affiliates has entered into a definitive agreement to sell all of the outstanding equity interests in our subsidiary, Dendreon. In addition, in January 2017, we also announced that we had entered into a definitive agreement to sell our CeraVe®, AcneFree™ and AMBI® brands. The completion of each of these sale transactions is subject to the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals. Consistent with our overall strategy, we are actively engaged in exploring other potential dispositions and divestitures, which could be announced in the near term.
Our ability to complete pending transactions or any future dispositions or divestitures may be impacted by applicable antitrust and trade regulations in the United States and foreign jurisdictions in which we operate. We may be unable to dispose of businesses and assets on satisfactory or commercially reasonable terms within our anticipated timeline. In addition, our ability to identify, enter into and/or consummate divestitures may be limited by competition we face from other companies in pursuing similar transactions in the pharmaceutical industry. Any divestiture or other disposition we pursue, whether we are able to complete it or not, may be complex, time consuming and expensive, may divert the management’s attention, have a negative impact on our customer relationships, cause us to incur costs associated with maintaining the business of the targeted divestiture during the disposition process and also to incur costs of closing and disposing the affected business or transferring the operations of the business to other facilities. Further, there can be no assurance that we will be successful in completing all or any of these transactions, because there may not be a sufficient number of buyers willing to enter into a transaction, we may not receive sufficient consideration for such businesses or assets, the process of selling businesses or assets may take too long to be a significant source of liquidity, or lenders with consent rights may not approve a sale of assets. The divestiture process may also further expose us to operational inefficiencies. To the extent that we are unsuccessful in completing divestitures, we may have to continue to absorb the costs of loss-making or under-performing divisions. In addition, if such transactions are not completed for any reason, the market price of our common shares may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common shares.
When we sell certain assets, products or businesses, we may recognize a loss on sale in connection with such divestitures, and such sales may result in lower revenue and lower cash flows from operations. We may also suffer adverse tax consequences as a result of such divestitures, including capital gains tax or the accelerated use of net operating losses or other attributes. Furthermore, divesting certain of our businesses or assets may require us to incur restructuring charges and we may not be able to achieve the cost savings that we expect from any such restructuring efforts or divestitures. Any such divestiture could reduce the size or scope of our business, our market share in particular markets, our opportunities with respect to certain markets, products or therapeutic categories or our ability to compete in certain markets and therapeutic categories. Furthermore, until we have achieved the applicable specified leverage ratio, we will be required to use the net proceeds from certain asset sales to repay the term loans under the Credit Agreement and, as a result, will not be able to invest such proceeds into our business. As a result of these factors, any divestiture could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Historically, a significant part of our business strategy has been business development through acquisitions. However, we expect the volume and size of acquisitions to be much lower for the foreseeable future and this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
A significant part of our business strategy has historically been the acquisition of companies, businesses and products. However, we expect the volume and size of acquisitions to be much lower for the foreseeable future, as we focus on reducing our outstanding debt levels. In addition, as a result of the recent amendment to our Credit Agreement, we are prohibited from making acquisitions, subject to certain exceptions, in excess of the aggregate Transaction Cap, until our leverage ratio (the ratio, as of the last day of any fiscal quarter, of Consolidated Total Debt (as defined in the Credit Agreement) as of such day to Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four fiscal quarter period ending on such date) is less than 4.50 to 1.00. In addition, during this period, we will also be restricted from incurring debt to finance such acquisitions. See “-Debt-related Risks-Our Credit Agreement and the indentures governing our senior notes impose restrictive and financial covenants on us. Our failure to comply with these covenants could trigger events, which, if not cured or waived, could result in the acceleration of the related debt, a cross-default or cross-acceleration to other debt, foreclosure upon any collateral securing the debt and termination of any commitments to lend, each of which would have a material adverse effect on our business, financial condition, cash flows and results of operations and would cause the market value of our common shares and/or securities to decline and could lead to bankruptcy or liquidation.” Furthermore, while we anticipate business development through acquisitions may be a component of our long-term strategy, we cannot predict if or when we will shift our focus back to more significant business development activities through acquisitions.
We are unable to determine what the impact may be on our Company as a result of this shift in focus away from business development through acquisitions and the restrictions on making acquisitions imposed on us by the Credit Agreement, which could have a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our common shares and/or debt securities to decline.
We have made commitments and public statements with respect to the cessation of or limitation on pricing increases for certain of our products. These pricing decisions could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In May 2016, we formed a new Patient Access and Pricing Committee responsible for the pricing of our drugs. The new committee’s first action was a recommendation, which we implemented, for an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In addition, the Patient Access and Pricing Committee has made a commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. Consistent with this commitment, on October 14, 2016, we announced that the Patient Access and Pricing Committee had made certain decisions regarding wholesale acquisition price increases for products in our neurology, GI and urology portfolios, ranging from 2.0% to 9.0%. At such time, it was also decided that there would be no pricing adjustments for the remainder of 2016 for our dermatology and ophthalmology products. All future pricing actions will be subject to review by the Patient Access and Pricing Committee and we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs.
At this time, we cannot predict what specific pricing changes the committee will make nor can we predict what other changes in our business practices we may implement with respect to pricing (such as imposing limits or prohibitions on the amount of pricing increases we may take on certain of our products or taking retroactive or future price reductions). We also cannot predict the impact such pricing decisions or changes will or would have on our business. However, any such changes could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
For example, any pricing changes and programs could affect the average realized prices for our products and may have a significant impact on our revenue trends. In addition, limiting or eliminating price increases on certain of our products will result in fewer or lower price appreciation credits from certain of our wholesalers. Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits, which can be significant, are used to offset against the total distribution service fees we pay on all of our products to each wholesaler. As a result, to the extent we decide to cease or limit price increases, we will have fewer or lower price appreciation credits to use to offset against our distribution fees owing to these wholesalers. In addition, under certain of our agreements with our wholesaler customers, we have price protection or price depreciation provisions, pursuant to which we have agreed to adjust the value of any on-hand or in-transit inventory with such customers in the event we reduce the price of any of our products. As a result, to the extent we reduce the WAC price for any of our products, we may owe a payment to such customers (or such customers may earn a credit to be offset against any amounts owing to us) equal to the amount of such inventory multiplied by the difference between the price at which they acquired the product inventory and the new reduced price.
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
In prior years, we grew very rapidly as a result of our acquisitions. This growth has put significant demands on our processes, systems and employees. We have made and expect to make further investments in additional personnel, systems and internal control processes to help manage this growth. If we are unable to successfully manage and support this rapid growth, and the challenges and difficulties associated with managing a larger, more complex business, this could cause a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our common shares and/or debt securities to decline.
Products representing a significant amount of our revenue are not protected by patent or marketing or data exclusivity rights or are nearing the end of their exclusivity period. In addition, we have faced generic competition in the past and expect to face additional generic competition in the future. Competitors (including generic and biosimilar competitors) of our products could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
A significant number of the products we sell have no meaningful exclusivity protection via patent or marketing or data exclusivity rights or are protected by patents or regulatory exclusivity periods that will be expiring in the near future. These products represent a significant amount of our revenues (See Item 1 “Business-Competition-Generic Competition” in this Form 10-K for a list of some of these products). Without exclusivity protection, competitors (including generics and biosimilars) face fewer barriers in introducing competing products. Upon the expiration or loss of patent exclusivity or regulatory exclusivity for our products or otherwise upon the introduction of generic, biosimilar or other competitors (which may be sold at significantly lower prices than our products), we could lose a significant portion of sales and market share of that product in a very short period and, as a result, our revenues could be lower. In addition, the introduction of generic and biosimilar competitors may have a significant downward pressure on the pricing of our branded products which compete with such generics and biosimilars. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with the launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material. The introduction of competing products (including generic products and biosimilars) could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Commercialization Risks
Our approved products may not achieve or maintain expected levels of market acceptance.
Even if we are able to obtain and maintain regulatory approvals for our pharmaceutical and medical device products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Launching and commercializing products is time consuming, expensive and unpredictable. The commercial launch of a product takes significant time, resources, personnel and expertise, which we may not have in sufficient levels to achieve success, and is subject to various market conditions, some of which may be beyond our control. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees or distributors, successfully launch and commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. While we have been successful in launching some of our products, such as Jublia® in the U.S., we may not achieve the same level of success with respect to all of our new products (such as our Addyi® and our recently approved Siliq™ product (brodalumab)). Our inability to successfully launch our new products may negatively impact the commercial success of such product, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Our inability to successfully launch our new products could also lead to material impairment charges, as could be the case with Addyi®.
Levels of market acceptance for our new products (such as our Addyi® or our recently approved Siliq™ product (brodalumab)) could be impacted by several factors, some of which are not within our control, including but not limited to the:

•	safety, efficacy, convenience and cost-effectiveness of our products compared to products of our competitors;

•	scope of approved uses and marketing approval;

•	availability of patent or regulatory exclusivity;

•	timing of market approvals and market entry;

•	ongoing regulatory obligations following approval, such as the requirement to conduct a Risk Evaluation and Mitigation Strategy ("REMS") programs;

•	any restrictions or “black box” warnings required on the labeling of such products;

•	availability of alternative products from our competitors;

•	acceptance of the price of our products;

•	effectiveness of our sales forces and promotional efforts;

•	the level of reimbursement of our products;

•	acceptance of our products on government and private formularies;

•	ability to market our products effectively at the retail level or in the appropriate setting of care; and

•	the reputation of our products.
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
Our fulfillment arrangements with Walgreens may not be successful.
At the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens"), pursuant to which we have made certain of our dermatology products (including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel), certain of our ophthalmology products (including Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®) and Addyi® available to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. Our partnership with Walgreens initially presented some operational issues and, during 2016, we experienced lower than anticipated average realized prices associated with these products through this arrangement. While we now believe we have addressed most of these operational issues (and, as a result, have begun seeing improving average realized prices through these new fulfillment arrangements), we cannot guarantee that these arrangements will continue to be successful in the future nor can we guarantee that additional operational issues will not be encountered. In addition, we cannot predict whether these arrangements with Walgreens will be successful in the future, whether these arrangements will result in full recovery from the market disruption caused by the termination of our former relationship with Philidor, nor can we predict how the market, including customers, doctors, patients, pharmacy benefit managers and third party payors, or governmental agencies, will react to these arrangements and programs. If these arrangements or programs fail, if they do not achieve sufficient success and market acceptance, if we face retaliation from third parties as a result of these arrangements and programs (for example, in the form of limitations on or exclusions from the reimbursement of our products) or if any part of these arrangements is found to be non-compliant with applicable law or regulations, this could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Sales of certain of our products are dependent, in part, on the availability and extent of reimbursement from government health administration authorities, private health insurers, pharmacy benefit managers and other organizations of the costs of our products and the continued reimbursement and coverage of our products in such programs. Changes in government regulations or private third party payors’ reimbursement policies may reduce reimbursement for our products. In addition, such third party payors may otherwise make the decision to reduce reimbursement of some or all our products or fail to cover some or all our products in such programs or assert that reimbursements were not in accordance with applicable requirements. For example, these decisions may be based on the price of our products or our current or former pricing practices and decisions. Any reduction or elimination of such reimbursement or coverage could result in a negative impact on the utilization of our products and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Risks Relating to Intellectual Property
We may fail to obtain, maintain, license, enforce or defend the intellectual property rights required to conduct our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
We strive to acquire, maintain and defend patent, trademark and other intellectual property protections over our products and the processes used to manufacture these products. However, we may not be successful in obtaining such protections, or the patent, trademark and intellectual property rights we do obtain may not be sufficient in breadth and scope to fully protect our products or prevent competing products, or such patent and intellectual property rights may be susceptible to third party challenges, which could result in the loss of such intellectual property rights or the narrowing of scope of protection afforded by such rights. Our intellectual property rights may also be circumvented by third parties. For example, as discussed above, products representing a significant amount of our revenue are not protected by patents or are protected by patents that will expire in the near future. The failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties to manufacture and sell products that compete with our products or may impact our ability to develop, manufacture and market our own products, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
For certain of our products and manufacturing processes, we rely on trade secrets and other proprietary information, which we seek to protect, in part, by confidentiality and nondisclosure agreements with our employees, consultants, advisors and partners. We also attempt to enter into agreements whereby such employees, consultants, advisors and partners assign to us the rights in any intellectual property they develop. These agreements may not effectively prevent disclosure or misappropriation of such information and disputes may still arise with respect to the ownership of intellectual property. In addition, third parties may independently develop the same or similar proprietary information. The disclosure of such proprietary information or the loss of such intellectual property rights may impact our ability to develop, manufacture and market our own products or may assist competitors in the development, manufacture and sale of competing products, which could have a material adverse effect on our revenues, financial condition, cash flows or results of operations and could cause the market value of our common shares and/or debt securities to decline.
We have incurred and will continue to incur substantial costs and resources in applying for and prosecuting patent, trademark and other intellectual property rights and in defending or litigating these rights against third parties.
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

Risks Relating to the International Scope of our Business
Our business, financial condition, cash flows and results of operations are subject to risks arising from the international scope of our operations.
We conduct a significant portion of our business outside the U.S. and Canada and may, in the future, expand our operations into new countries, including emerging markets (such as our expansion to Egypt as a result of our acquisition of Amoun Pharmaceutical Company S.A.E. ("Amoun") (the "Amoun Acquisition") and our expansion in other regions). We sell our pharmaceutical and medical device products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including, among other things:

•
difficulties in coordinating and managing foreign operations, including ensuring that foreign operations comply with foreign laws as well as Canadian and U.S. laws applicable to Canadian companies with U.S. and foreign operations, such as export laws and the U.S. Foreign Corrupt Practices Act (“FCPA”), and other applicable worldwide anti-bribery laws;

•	price and currency exchange controls;

•	restrictions on the repatriation of funds;

•
scarcity of hard currency, including the U.S. dollar, such as is the case currently in Egypt, which may require a transfer or loan of funds to the operations in such countries, which they may not be able to repay on a timely basis;

•	political and economic instability;

•	compliance with multiple regulatory regimes;

•	compliance with economic sanctions laws and other laws that apply to our activities in the countries where we operate, such as in Russia and Crimea;

•	less established legal and regulatory regimes in certain jurisdictions, including as relates to enforcement of anti-bribery and anti-corruption laws and the reliability of the judicial systems;

•	differing degrees of protection for intellectual property;

•	unexpected changes in foreign regulatory requirements, including quality standards and other certification requirements;

•	new export license requirements;

•	adverse changes in tariff and trade protection measures;

•	differing labor regulations;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	restrictive governmental actions;

•	possible nationalization or expropriation;

•	credit market uncertainty;

•	differing local practices, customs and cultures, some of which may not align or comply with our Company practices and policies or U.S. laws and regulations;

•	difficulties with licensees, contract counterparties, or other commercial partners; and

•	differing local product preferences and product requirements.
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
We face foreign currency exposure on the translation into U.S. dollars of the financial results of our operations in Europe, Canada, Australia, Latin America, Asia, Africa and the Middle East, including, for example, as a result of the recent strengthening of the U.S. dollar against other foreign currencies that occurred in 2016 and prior years. Where possible, we manage foreign currency risk by managing same currency revenue in relation to same currency expenses. We face foreign currency exposure in those countries where we have revenue denominated in the local foreign currency and expenses denominated in other currencies. Both favorable and unfavorable foreign currency impacts to our foreign currency-denominated operating expenses are mitigated to a certain extent by the natural, opposite impact on our foreign currency-denominated revenue. In addition, the repurchase of our U.S. dollar denominated debt may result in foreign exchange gains or losses for Canadian income tax purposes. One half of any foreign exchange gains or losses will be included in our Canadian taxable income. Any foreign exchange gain will result in a corresponding reduction in our available Canadian tax attributes.
In addition, in November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to revenue generated from the Amoun business we acquired in October 2015, which represented approximately 2% of our total 2016 revenues. Further strengthening of the U.S. dollar and/or the devaluation of other countries' currencies could have a negative impact on our reported international revenue.
Risks Relating to Our Acquisitions
To the extent we resume business development activities through acquisitions, we may be unable to identify, acquire, close or integrate acquisition targets successfully.
Part of our historic business strategy has included acquiring and integrating complementary businesses, products, technologies or other assets, and forming strategic alliances, joint ventures and other business combinations, to help drive future growth. We have also historically in-licensed new products or compounds. As we have indicated, we expect the volume and size of acquisitions to be much lower for the foreseeable future as compared to prior periods. However, we anticipate that business development through acquisitions may continue to be a component of our long-term strategy. In that respect, once the additional limitations imposed by the Credit Agreement are no longer applicable following the achievement of a specified leverage ratio and we have reduced our debt to a desired level, we may resume business development activities through acquisitions, although we cannot guarantee or predict the timing or level of such business development activity.
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
These acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated. We may also fail to achieve the anticipated benefits and successes of such acquisitions, including the achievement of any expected revenue growth resulting from such acquisitions. In addition, these acquisitions may expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them. For example, certain of the acquisition agreements by which we have acquired companies, businesses, products, technologies or other assets require the former owners to indemnify us against certain past liabilities. However, these indemnification provisions may not protect us fully or at all from the liabilities we may face following the closing of such acquisitions, because either the liability of the former owners may be limited or capped or such former owners may not meet their indemnification responsibilities should any liabilities arise.
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
Following initial regulatory approval of any products, we or our partners may develop or acquire, we will be subject to continuing regulatory review by various government authorities in those countries where our products are marketed or intended to be marketed, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. In addition, we are subject to ongoing audits and investigations of our facilities and products by the FDA, as well as other regulatory agencies in and outside the U.S. For example, as a result of an inspection by the FDA at our manufacturing facility in Tampa, Florida, we received a complete response letter from the FDA, in which the FDA raised concerns pertaining to a Current Good Manufacturing Practice ("CGMP") at such facility and identified certain deficiencies, which we were required to remediate.
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
Our manufacturing facilities and those of our contract manufacturers must be inspected and found to be in full compliance with CGMP, quality system management requirements or similar standards before approval for marketing. For example, as a result of an inspection by the FDA at our manufacturing facility in Tampa, Florida, we received a complete response letter from the FDA, in which the FDA raised concerns pertaining to a CGMP at such facility and identified certain deficiencies, which we were required to remediate. Compliance with CGMP regulations requires the dedication of substantial resources and requires significant expenditures. In addition, while we attempt to build in certain contractual obligations on our third party manufacturers, we may not be able to ensure that such third parties comply with these obligations. Our failure or that of our contract manufacturers to comply with CGMP regulations, quality system management requirements or similar regulations outside of the U.S. could result in enforcement action by the FDA or its foreign counterparts, including, but not limited to, warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of products, total or partial suspension of production or importation, suspension or withdrawal of regulatory approval for approved or in-market products, refusal of the government to renew marketing applications or approve pending applications or supplements, refusal of certificates for export to foreign jurisdictions, suspension of ongoing clinical trials, imposition of new manufacturing requirements, closure of facilities and criminal prosecution. These enforcement actions could lead to a delay or suspension in production, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
Some components and raw materials used in our manufactured products, and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest products, the supply of the finished product for each of our Xifaxan®, SofLens®, Wellbutrin XL®, Occuvite®, Preservision®, Renu®, Isuprel®, Xenazine®, Uceris® tablet and PureVision® products are only available from a single source and the supply of active pharmaceutical ingredient for each of our Provenge®, Isuprel®, Xenazine® and Uceris® tablet products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
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
Risks Relating to Specific Legislation and Regulations
We are subject to various laws and regulations, including “fraud and abuse” laws, anti-bribery laws, environmental laws and privacy and security regulations, and a failure to comply with such laws and regulations or prevail in any litigation related to noncompliance could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Pharmaceutical and medical device companies have faced lawsuits and investigations pertaining to violations of health care “fraud and abuse” laws, such as the federal False Claims Act, the federal Anti-Kickback Statute (“AKS”) and other state and federal laws and regulations. The AKS prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical or medical device manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other health care related professionals, on the other hand. More generally, the federal False Claims Act, among other things, prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Pharmaceutical and medical device companies have been prosecuted or faced civil liability under these laws for a variety of alleged promotional and marketing activities, including engaging in off-label promotion that caused claims to be submitted for non-covered off-label uses. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, this could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions, including consent orders or corporate integrity agreements.
We also face increasingly strict data privacy and security laws in the U.S. and in other countries, the violation of which could result in fines and other sanctions. The U.S. Department of Health and Human Services Office of Inspector General recommends, and increasingly states require pharmaceutical companies to have comprehensive compliance programs. In addition, the Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Failure to submit this required information may result in significant civil monetary penalties. While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot assure you that we or our employees or agents are or will be in compliance with all applicable federal, state or foreign regulations and laws. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions, including consent orders or corporate integrity agreements.
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
We are subject to laws and regulations concerning the environment, safety matters, regulation of chemicals and product safety in the countries where we manufacture and sell our products or otherwise operate our business. These requirements include, among other matters, regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of pollutants into the environment. In the normal course of our business, hazardous substances may be released into the environment, which could cause environmental or property damage or personal injuries, and which could subject us to remediation obligations regarding contaminated soil and groundwater or potential liability for damage claims. Under certain laws, we may be required to remediate contamination at certain of our properties regardless of whether the contamination was caused by us or by previous occupants of the property or by others and at third-party sites where we send waste. In recent years, the operations of all companies have become subject to increasingly stringent legislation and regulation related to occupational safety and health, product registration and environmental protection. Such legislation and regulations are complex and constantly changing, and future changes in laws or regulations may require us to install additional controls for certain of our emission sources, undertake changes in our manufacturing processes or remediate soil or groundwater contamination at facilities where such cleanup is not currently required.
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
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act, as amended by the Health Care Reform Act may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other healthcare related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of our Medicaid drug rebates to states. Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. The law also imposed an annual tax on manufacturers of certain medical devices. As a part of the Consolidated Appropriations Act of 2016 signed by President Obama on December 18, 2015, a 2-year moratorium has been placed on the payment of the Medical Device Excise Tax (MDET) for the period January 1, 2016 to December 31, 2017.
It is possible that under the new administration, legislation will be introduced and passed by the Republican-controlled Congress repealing the Health Care Reform Act in whole or in part, consistent with statements made by members of the new administration and Congress. On January 20, 2017, an executive order was signed requiring the Secretary of Health and Human Services and all other executive departments and agencies to waive, defer, grant exemptions from or delay implementation of aspects of the Health Care Reform Act that impose a fiscal burden on any state or a regulatory burden on individuals, healthcare providers and insurers, among others. Because of the continued uncertainty about the implementation of the Health Care Reform Act, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the Health Care Reform Act or its repeal on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing have been proposed and considered at the U.S. federal and state level. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
Goodwill and intangible assets represent a significant portion of our total assets. Finite-lived intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. If impairment exists, we would be required to take an impairment charge with respect to the impaired asset. For example, in connection with the change in our reporting units, we conducted goodwill impairment testing under the former reporting unit structure immediately prior to the change, as well as under the current reporting unit structure immediately subsequent to the change. As a result of this test, we determined that goodwill associated with our former U.S. reporting unit and the goodwill associated with the Salix reporting unit under the current reporting unit structure were impaired. Consequently, goodwill impairment charges of $1,077 million, in the aggregate, were recognized in 2016. See Note 6, "FAIR VALUE MEASUREMENTS" and Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further information on these impairment charges,
Events giving rise to impairment are difficult to predict, including the uncertainties associated with the launch of new products (such as our Addyi® product), and are an inherent risk in the pharmaceutical and medical device industries. As a result of the significance of goodwill and intangible assets, our financial condition and results of operations in a future period could be negatively impacted should such an impairment of goodwill or intangible assets occur, which could cause the market value of our common shares and/or debt securities to decline. We may be required to take additional impairment charges in the future and such impairment charges may be material. For example, if an impairment were to occur with respect to our Addyi® product, the resulting impairment charge could have a material negative impact on our financial condition and results of operations.
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
We believe that we have sufficient facilities to conduct our operations during 2017. Our facilities include, among others, the following list of principal properties by segment:

Location	Purpose	Owned or Leased	Approximate Square Footage
Laval, Quebec, Canada	Corporate headquarters, R&D, manufacturing and warehouse facility	Owned	337,000
Bridgewater, New Jersey(1)	Administration	Leased	310,000
Bausch + Lomb/International
Jelenia Gora, Poland	Offices, R&D, manufacturing and warehouse facility	Owned	1,712,000
Rochester, New York	Offices, R&D and manufacturing facility	Owned	953,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	853,000
El Obour City, Egypt	Offices, R&D, manufacturing and warehouse facility	Owned	628,000
Waterford, Ireland	R&D and manufacturing facility	Owned	487,000
Jinan, China	Offices and manufacturing facility	Owned	420,000
Rzeszow, Poland	Offices, R&D and manufacturing facility	Owned	415,000
Cianjur, Indonesia	Offices, manufacturing and warehouse facility	Owned	343,000
Berlin, Germany	Manufacturing, distribution and office facility	Owned	339,000
Long An, Vietnam	Offices, manufacturing and warehouse facility	Owned	323,000
Greenville, South Carolina	Distribution facility	Leased	320,000
Greenville, South Carolina	Manufacturing and distribution facility	Owned	225,000
Amsterdam, Netherlands	Offices and warehouse facility	Leased	218,000
Tampa, Florida	R&D and manufacturing facility	Owned	171,000
Indaiatuba, Brazil	Manufacturing facility	Owned	165,000
Belgrade, Serbia	Offices and manufacturing facility	Owned	161,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	161,000
Chattanooga, Tennessee	Distribution facility	Leased	150,000
Aubenas, France	Offices, manufacturing and warehouse facility	Owned	149,000
Myslowice, Poland	Warehouse facility	Leased	136,000
Medellin, Colombia	Offices, R&D, manufacturing and warehouse facility	Leased	97,000
Beijing, China	Offices and manufacturing facility	Owned	96,000
Beijing, China	Warehouse facility and distribution	Leased	93,000
Cheonan, Korea	Offices and manufacturing facility	Owned	62,000
Branded Rx
Steinbach, Manitoba, Canada	Offices, manufacturing and warehouse facility	Owned	250,000
Vaughn, Ontario, Canada	Offices, warehouse facility and distribution	Leased	65,000
____________________________________
(1) — A lease for a second building in Bridgewater, New Jersey was signed in 2015 (not included in the square footage shown in the table above, however, the Company never occupied the second building. In 2016, the Company concluded that it would not occupy the second building and recognized the appropriate charge for all future rents due, net of the anticipated sub-let income associated with the second building.

Item 3.    Legal Proceedings
See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for details on legal proceedings.
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

	NYSE in USD		TSX in CAD
	High	Low	High	Low
2016
First quarter	105.93	25.75	149.01	32.35
Second quarter	38.50	18.55	50.18	24.32
Third quarter	32.74	19.61	42.25	25.55
Fourth quarter	24.89	13.00	32.70	17.42
2015
First quarter	206.84	141.64	263.91	167.05
Second quarter	246.01	194.50	308.10	234.94
Third quarter	263.81	152.94	347.84	204.49
Fourth quarter	182.64	69.33	240.40	92.65
_______________
Sources: NYSE.net, TSX Historical Data Access
Market Price Volatility of Common Shares
Market prices for the securities of pharmaceutical, medical devices and biotechnology companies, including our securities, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in our operating results, the aftermath of public announcements by us or by others about us, changes in our executive management, changes in our business strategy, concern as to safety of drugs and medical devices, the commencement or outcome of legal or governmental proceedings, changes in our ability to access credit markets, changes in the cost of capital, investigations or inquiries, and general market conditions can have an adverse effect on the market price of our common shares and other securities. For example, we have recently experienced significant fluctuations and decreases in the market price of our common shares as a result of, among other things, the reduction of our earnings guidance, public scrutiny of, and legal and governmental proceedings and investigations with respect to, certain of our distribution, marketing, pricing, disclosure and accounting practices, rising interest rates, politicians' statements, and certain public allegations made by short sellers and other third parties relating to certain of these matters. See Item 1A “Risk Factors” of this Form 10-K for additional information.
Holders
The approximate number of holders of record of our common shares as of February 23, 2017 is 3,092.
Performance Graph
The following graph compares the cumulative total return on our common shares with the cumulative return on the S&P 500 Index, the TSX/S&P Composite Index and a 12-stock Custom Composite Index for the five years ended December 31, 2016, in all cases, assuming reinvestment of dividends. The Custom Composite Index consists of Allergan Inc.; Amgen Inc.; Biogen Idec Inc.; Bristol Myers Squibb & Co.; Celgene Corporation; Danaher Corporation; Gilead Sciences Inc.; Lilly (Eli) & Co.; Shire plc; Mylan Inc.; Perrigo Co. and Vertex Pharmaceuticals Inc.

	2011	2012	2013	2014	2015	2016
S&P 500 Index	100	116	154	175	177	198
S&P/TSX Composite Index	100	107	121	134	123	149
Valeant Pharmaceuticals International, Inc.	100	128	251	307	218	31
Custom Composite Index	100	121	194	252	270	220
Dividends
No dividends were declared or paid in 2016, 2015 or 2014. While our Board of Directors will review our dividend policy from time to time, we currently do not intend to pay any cash dividends in the foreseeable future. In addition, our Credit Agreement and indentures include restrictions on the payment of dividends.  See Note 11, "LONG-TERM DEBT" to our audited Consolidated Financial Statements for further details regarding these restrictions.
Restrictions on Share Ownership by Non-Canadians
There are no limitations under the laws of Canada or in our organizational documents on the right of foreigners to hold or vote securities of our Company, except that the Investment Canada Act (Canada) (the “Investment Canada Act”) may require review and approval by the Minister of Innovation, Science and Economic Development (Canada) (the “Minister”) of an acquisition of “control” of our Company by a “non-Canadian”.
Investment Canada Act
An acquisition of control of a Canadian business by a non-Canadian is either reviewable (a “Reviewable Transaction”), in which case it is subject to both a reporting obligation and an approval process, or notifiable, in which case it is subject to only a reporting obligation. In the case of a Reviewable Transaction, the non-Canadian acquirer must submit an application for review with the prescribed information. The Minister is then required to determine whether the Reviewable Transaction is likely to be of net benefit to Canada, taking into account the assessment factors specified in the Investment Canada Act and any written undertakings that may have been given by the non-Canadian acquirer.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2017 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2017 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2016.

Item 6.    Selected Financial Data
The following tables of selected consolidated financial data of our Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The data is qualified by reference to, and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP (see Item 15 “Exhibits and Financial Statement Schedules” of this Form 10-K as well as the discussion in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

	Years Ended December 31,
(in millions, except per share data)	2016	2015	2014	2013	2012
Consolidated operating data:
Revenues	$9,674	$10,447	$8,206	$5,770	$3,480
Operating (loss) income	$(566)	$1,527	$2,001	$(410)	$80
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,409)	$(292)	$881	$(866)	$(116)
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(6.94)	$(0.85)	$2.63	$(2.70)	$(0.38)
Diluted	$(6.94)	$(0.85)	$2.58	$(2.70)	$(0.38)
Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
(in millions)	2016	2015	2014	2013	2012
Consolidated balance sheet information:
Cash and cash equivalents	$542	$597	$323	$600	$916
Working capital	$1,468	$194	$1,423	$1,373	$955
Total assets	$43,529	$48,965	$26,305	$27,933	$17,911
Long-term debt, including current portion	$29,846	$31,088	$15,229	$17,330	$10,976
Common shares	$10,038	$9,897	$8,349	$8,301	$5,941
Valeant Pharmaceuticals International, Inc. shareholders’ equity	$3,152	$5,910	$5,279	$5,119	$3,717

Number of common shares issued and outstanding	347.8	342.9	334.4	333.0	303.9
During the years presented above, the Company completed a series of mergers and acquisitions which affect the comparability of the selected historical consolidated financial data for the periods presented. The most significant of these merger and acquisition activities include the Amoun Acquisition (October 19, 2015), the acquisition of Sprout Pharmaceuticals, Inc. ("Sprout") (the "Sprout Acquisition") (October 1, 2015), the Salix Acquisition (April 1, 2015), the B&L Acquisition (August 5, 2013) and the acquisition of Medicis Pharmaceutical Corporation (December 11, 2012). The assets, liabilities and results of operations of these and our other acquisitions are included in the reported amounts above effective upon the respective acquisition date of each acquisition. See Note 3, "ACQUISITIONS" to our audited Consolidated Financial Statements for additional information on our acquisitions.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through March 1, 2017 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Additional company information, including this Form 10-K, is available on SEDAR at www.sedar.com and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
We generated revenues for 2016, 2015 and 2014, of $9,674 million, $10,447 million and $8,206 million, respectively. Our portfolio of products falls into three reportable segments: (1) Bausch + Lomb/International, (2) Branded Rx and (3) U.S. Diversified Products. These segments are discussed in detail in Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements.

•
The Bausch + Lomb/International segment consists of sales of (i) pharmaceutical products, OTC products and medical device products in the area of eye health, primarily comprised of Bausch + Lomb products, with a focus on four product offerings (Vision Care, Surgical, Consumer and Ophthalmology Rx) sold in the U.S. and (ii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East.

•
The Branded Rx segment consists of sales of pharmaceutical products related to (i) the Salix product portfolio in the U.S., (ii) the Dermatological product portfolio in the U.S., (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Canada and (iv) the oncology, dentistry and women’s health product portfolios in the U.S.

•
The U.S. Diversified Products segment consists of sales (i) in the U.S. of pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) generic products in the U.S.

We are focused on core geographies and the therapeutic classes discussed above which have the potential for strong operating margins and offer growth opportunities. Through low risk, output-focused R&D (“R&D”), we have advanced certain development programs to drive commercial growth, while creating efficiencies in our R&D efforts and expenses.
History
Following the Company’s (then named Biovail Corporation) acquisition of Valeant on September 28, 2010 (the “Merger”), we supplemented our internal R&D efforts with strategic acquisitions to expand our portfolio offerings and geographic footprint. In 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”) (the “B&L Acquisition”), a global eye health company that focuses on the development, manufacture and marketing of eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. In 2015, we acquired Salix Pharmaceuticals, Ltd. (“Salix”) (the "Salix Acquisition") a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of gastrointestinal ("GI") disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®. In 2015, we acquired the exclusive licensing rights to develop and commercialize brodalumab, an IL-17 receptor monoclonal antibody in development for patients with moderate-to-severe plaque psoriasis for which, following internal development work, we received FDA approval on February 15, 2017 and which we expect to launch in the U.S. in the second half of 2017 (to be marketed as Siliq™ in the U.S.). We believe the investments we have made in B&L, Salix, brodalumab and other acquisitions, as well as our ongoing investments in our internal R&D efforts, are helping us to capitalize on the core geographies and therapeutic classes which have the potential for strong operating margins and offer attractive growth opportunities. While business development through acquisitions may continue to be a component of our long-term strategy, during 2016, we made minimal acquisitions and we expect the volume and size of acquisitions to be much lower in the foreseeable future as compared to prior periods. See Note 3, "ACQUISITIONS" to our audited Consolidated Financial Statements for additional details regarding acquisitions.
Key Initiatives
Heading into 2016, we had completed a series of significant mergers and acquisitions which were key to the Company’s previous strategy for growth. The integration of these businesses is substantially complete and we have begun experiencing the operating results, synergies and other benefits that we expected when entering into these transactions.
In 2016, the Company transitioned away from a focus on acquisitions, took steps to stabilize its business and began placing greater emphasis on a select number of internal R&D projects. The Company’s key initiatives included: (1) concentrating our focus on core businesses where we believe we have an existing and sustainable competitive edge, (2) identifying opportunities to improve operational efficiencies and reviewing our internal allocation of capital and (3) strengthening the Company’s balance sheet and capital structure.
Focus on Core Businesses - We believe that there is significant opportunity in the eye health and branded prescription pharmaceutical businesses. Our existing portfolio, commercial footprint and pipeline of product development projects should position us to compete and be successful in these markets. As a result, we believe these businesses provide us with the greatest opportunity to build value for our stakeholders. In order to focus our efforts, in 2016, we performed a review of our portfolio of assets to identify those areas where we believe we have, and can maintain, a competitive advantage. We identify these areas as “core”, meaning that we believe these assets generally have greater value to our company than to other owners, as we believe we are best positioned to grow and develop them. By narrowing our focus, we have the opportunity to reduce complexity in our business and maximize the value of our core businesses. We describe our core areas by business and by geography. Within our Branded Rx segment, our core businesses include GI and dermatology. We also view our global eye health business, within our Bausch + Lomb/International segment, as core. Although the business units that fall outside our definition of “core” assets may be solid, the focus of their product pipelines and geographic footprint are not fully aligned with the focus of our core business, and they are, therefore, at a disadvantage when competing against our core activities for resources and capital within the Company.
Internal Capital Allocation and Operating Efficiencies - In support of the key initiatives outlined above, in 2016, a new leadership team was recruited and many of the executive roles were realigned or expanded to drive value in our product portfolio and generate operational efficiencies. Beginning in the latter part of 2016, the leadership team began to address a number of issues affecting performance and other operational matters. These operational matters included:

•
Sales Force Stabilization - We believe that new leadership and the enhanced focus on core assets have enabled the Company to recruit and retain stronger talent for its sales initiatives. We continue to focus on stabilizing our sales forces, which, in turn, will allow us to deliver a more consistent and concise messages in the marketplace.

•
Patient Access and Pricing Committee and New Pricing Actions - In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our Branded Rx and other pharmaceutical products. Following this committee's recommendation, we implemented an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In October 2016, the Patient Access and Pricing Committee approved 2% to 9% increases to our gross selling price (wholesale acquisition cost or “WAC”) for products in our neurology, GI and urology portfolios. The changes are aligned with the Patient Access and Pricing Committee's commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. In addition, in 2016, no pricing increases were taken on our dermatology and ophthalmology products and, in 2016, net pricing of our dermatology and ophthalmology products, after taking into account the impact of rebates and other adjustments, decreased by greater than 10% on average. In the future, we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized prices for our products and may have a significant impact on our revenue trends.

•
Walgreens Fulfillment - At the beginning of 2016, we launched a new fulfillment arrangement with Walgreens. Our partnership with Walgreens initially presented some operational challenges, which were substantially addressed in 2016. As a result, we began seeing improved average realized prices through the Walgreens fulfillment arrangements in the latter part of 2016. Sales of our prescription dermatology and ophthalmology products through Walgreens under our fulfillment arrangements were $375 million in 2016, of which $238 million were attributable to the second half of 2016.

The ranking of our business units during 2016 changed our view of how capital should be allocated across our activities. Our first step was to review each business unit, come to points of view about the appropriate levels of operating expense and to eliminate non-productive costs. As a result of that review, we identified several hundred million dollars of cost savings opportunities. We also identified areas of under-investment, specifically in our GI business, global eye care business, quality organization, supply chain and in R&D.
To position the Company to drive the value of our core assets, in the latter part of 2016, we made a number of leadership changes and took steps to increase our promotional efforts, particularly in GI, and, earlier in the year, to increase our commitment to R&D.
The GI unit initiated a significant sales force expansion program in November 2016 to reach potential primary care physician ("PCP") prescribers of Xifaxan® for irritable bowel syndrome with diarrhea and Oral Relistor® for opioid induced constipation.  The investment in these additional sales resources, including an increase in associated promotional costs, is expected to be in the range of $50 million to $60 million, but we believe this spend is needed to allow us to capitalize on the full potential of Xifaxan® and Oral Relistor®. The costs of this investment in our GI unit reduced our profitability in the fourth quarter of 2016 and are expected to begin driving incremental revenue for Xifaxan® beginning in the second half of 2017.
We increased our R&D expenditures by 26% in 2016, as we began the transition away from growth by acquisition and toward organic growth supported by investment in R&D. Our R&D organization focuses on the development of products through clinical trials and consists of over 1,000 dedicated R&D and quality assurance employees in 21 R&D facilities. Our R&D expenses excluding impairment charges for 2016, 2015 and 2014 were $421 million, $334 million, and $246 million, respectively, and represent a substantial increase in our R&D expenditures and in 2017, we expect to maintain this level of R&D investment. Currently, we have over 100 R&D projects in the pipeline, 45 of which are actively funded, and we have launched or expect to launch over 15 products associated with those in-process R&D projects during 2017.
Core assets that have received a significant portion of our recent R&D investment are:

•
Dermatology - Brodalumab (to be marketed as Siliq™ in the U.S.) is an IL-17 receptor monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be over a $5,000 million market in the U.S. On February 16, 2017, we announced that the FDA had approved the Biologics License Application ("BLA") for Siliq™ (brodalumab) injection, for subcutaneous use for the treatment of moderate-to-severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy and have failed to respond or have lost response to other systemic therapies. The Company expects to commence sales and marketing of Siliq™ in the U.S. in the second half of 2017. Siliq™ has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy ("REMS") involving a one-time enrollment for physicians and one-time informed consent for patients.

•
Dermatology - IDP-118 is a fixed combination product with two different mechanisms of action for treatment of moderate-to-severe plaque psoriasis in adults which has completed two positive Phase 3 Trials. We expect to file the NDA for this product in the second half of 2017.

•	Dermatology - IDP-122 is a psoriasis medication. We expect to file the NDA for this product in the second half of 2017.

•	Gastrointestinal - A new formulation of rifaximin, which we acquired as part of the Salix Acquisition, is scheduled to begin Phase 2b/3 testing in the second half of 2017.

•	Eye Health - Luminesse™ (brimonidine) is being developed as an ocular redness reliever. We expect to file the NDA for this product in the first half of 2017.

•
Eye Health - Latanoprostene Bunod is an intraocular pressure lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension. In September 2015, we announced that the FDA had accepted for review the NDA for this product and set a Prescription Drug User Fee Act ("PDUFA") action date of July 21, 2016. On July 22, 2016, we announced that we had received a Complete Response Letter from the FDA regarding the NDA for this product. The concerns raised by the FDA in this letter pertain to a CGMP inspection at B&L’s manufacturing facility in Tampa, Florida where certain deficiencies were identified by the FDA. However, the letter did not identify any efficacy or safety concerns with respect to this product or additional clinical trials needed for the approval of the NDA. We refiled the NDA for this product on February 24, 2017. We expect to launch this product in the second half of 2017, subject to FDA approval.

•	Eye Health - Vitesse™ is a novel technology using ultrasonic energy for vitreous removal with reduced surgical trauma. We expect to launch this product in first half of 2017.

•
Dermatology - Traser™ is an energy-based platform device with significant versatility and power capabilities to address various dermatological conditions, including vascular and pigmented legions. Product launch is currently planned for the second half of 2018.

•	Eye Health - We expect to file a Premarket Approval application with the FDA in the first half of 2017 for 7-day extended wear for our Bausch + Lomb ULTRA® monthly planned replacement contact lenses.

•	Eye Health - Stellaris Elite™ is an ophthalmic surgical products which we expect to launch in first half of 2017.

•
Eye Health - Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday lenses incorporates Surface Active TechnologyTM to provide a unique dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes an evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in 2017.

•
Eye Health - Bausch + Lomb ULTRA® for Astigmatism is a monthly planned replacement contact lens for astigmatic patients.  The Bausch + Lomb ULTRA® for Astigmatism lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Astigmatism lens integrates a unique OpticAlign™ Design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient. We expect that this product will launch in 2017.

•
Eye Health - Bausch + Lomb ULTRA® for Presbyopia is a monthly planned replacement contact lens for presbyopic patients. The Bausch + Lomb ULTRA® for Presbyopia lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Presbyopia lens integrates a unique 3 zone progressive design for near, intermediate and distance vision.

•
Eye Health - Bausch + Lomb ScleralFil® solution is a novel contact lens care solution that makes use of a preservative free buffered saline solution for use with the insertion of scleral lenses.  This contact lens care solution was launched in 2017.

•	Eye Health - We expect to launch a novel multipurpose contact lens care solution that provides daily cleaning, rinsing and disinfecting of soft contact lenses in 2017.

•
Gastrointestinal - Oral Relistor® is a tablet for the treatment of opioid-induced constipation in adult patients with chronic non-cancer pain. In September 2015, we announced that the FDA accepted for review the NDA for Oral Relistor®, and on July 19, 2016, the FDA approved Oral Relistor® tablets. We commenced sales of Oral Relistor® tablets in the U.S. in the third quarter of 2016.

•
Eye Health - New Ophthalmic Viscosurgical Device product with a unique formulation to protect corneal endothelium during Phaco emulsification process during a cataract surgery. It also helps chamber maintenance and lubrication during IOL delivery.

•	Dermatology - IDP-121 is an acne lotion. We expect to file the NDA for this product in the second half of 2017.

•
Dermatology - Next Generation Thermage® is a 4th-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics, expand clinical indication set, and improve patient outcomes. We expect to launch this product in first half of 2017.

Our increased investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy.
Strengthening the Balance Sheet/Capital Structure - We are focused on reducing our outstanding debt levels and improving our capital structure. Using our cash flows from operations and the net cash proceeds from sales of certain non-core assets we repaid approximately $1,268 million of long-term debt during 2016. As we look longer term, we continue to believe that using the cash flows from the divestiture of other non-core assets and operations, we will continue to improve our capital structure while we divest ourselves of assets that are not aligned with our core objectives.
For instance, in January 2017 we entered into a definitive agreement to sell all of the outstanding equity of our subsidiary Dendreon. Dendreon’s only commercialized product, Provenge®, is an autologous cellular immunotherapy (vaccine) for prostate cancer treatment approved by the FDA in April 2010.  Our revenues from Provenge® were $303 million, $250 million and $0 in 2016, 2015 and 2014, respectively. With this sale, we are exiting the urological oncology business which we do not believe to be core to our success and which will allow us to better align our product portfolio with our new operating model.

Also in January 2017, we entered into a definitive agreement with a global beauty company to sell our CeraVe®, AcneFree™ and AMBI® skincare brands, which have aggregate annual revenue of less than $200 million. We believe these products will benefit from the resources and capabilities of a global beauty company, which is well equipped to build on the success of these brands.
These transactions are expected to close in the first half of 2017, and are subject to customary closing conditions, including receipt of applicable regulatory approvals. These transactions represent a substantial return on our original investments. We expect to receive approximately $2,100 million in gross proceeds, from which we expect to pay transaction and legal fees of approximately $13 million and to pay the related income taxes and other taxes associated with these transactions, if any. The balance of the proceeds will be used to repay debt under our Senior Secured Credit Facilities. We continue to evaluate other opportunities to simplify our business and strengthen our balance sheet. While we intend to focus our divestiture activities on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe are in the best interest of the Company as well.
For more information regarding these and other divestitures, see Note 4, "DIVESTITURES" and Note 24, "SUBSEQUENT EVENTS" to our audited Consolidated Financial Statements.
Other Business Matters
In addition to the acquisition and divestiture actions outlined above, the following events have affected and are expected to affect our business trends:
Walgreens Fulfillment Arrangements
At the beginning of 2016, we launched a brand fulfillment arrangement with Walgreens and extended these programs to additional participating independent retail pharmacies. Under the terms of the brand fulfillment arrangement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The program under this 20-year agreement initially covers certain of our dermatology products, including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®, and our Addyi® product line. As a result of this fulfillment arrangement, during 2016, we experienced increased volumes and lower average realized prices associated with these products across all distribution channels. However, we believe we have addressed most of the operational issues we initially experienced as we implemented this arrangement with Walgreens and, as a result, have begun seeing improving average realized prices through this new fulfillment arrangement.
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
For 2016, 2015 and 2014 we incurred costs of $36 million, $28 million and $9 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2016, 2015 and 2014 we also incurred costs of $128 million, $104 million and $43 million on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”), respectively. The increase in Medicare Part D coverage gap liability is mainly due to Xifaxan®. Under the legislation which provides for a two-year moratorium on the medical device excise tax beginning January 1, 2016 as discussed above, the Company incurred medical device excise taxes for 2016, 2015 and 2014 of $0, $5 million and $6 million, respectively.
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
The financial impact of the Act may be affected by certain additional developments over the next few years, including pending implementation guidance and certain healthcare reform proposals. It is possible that under the new administration, legislation will be introduced and passed by the Republican-controlled Congress repealing the Health Care Reform Act in whole or in part. On January 20, 2017, an executive order was signed requiring the Secretary of Health and Human Services and all other executive departments and agencies to waive, defer, grant exemptions from or delay implementation of aspects of the Health Care Reform Act that impose a fiscal burden on any state or a regulatory burden on individuals, healthcare providers and insurers, among others. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing have been proposed and considered at the U.S. federal and state level. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system.
Competition and Loss of Exclusivity
In addition, certain of our products face the expiration of their patent or regulatory exclusivity in 2017 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2017 or in later years. Following a loss of exclusivity of and/or generic competition for a product, we would anticipate that product sales from such product would decrease significantly shortly following such loss of exclusivity or the entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
Based on patent expiration dates, settlement agreements and/or competitive information, we believe that our products facing a potential loss of exclusivity and/or generic competition in the five year period from 2017 to and including 2021 include, among others, the following key products in the U.S.: in 2017, Deflux®, Istalol®, Isuprel®, Lotemax® Gel, Lotemax® Suspension, Mephyton®, Solesta®, and Syprine®, which in aggregate represented 7% of our U.S. and Puerto Rico revenues for 2016; in 2018, Acanya®, Cuprimine®, Elidel®, Migranal®, Moviprep® and certain strengths of Solodyn®, which in aggregate represented 6% of our U.S. and Puerto Rico revenues for 2016; in 2019, certain strengths of Solodyn® and Zyclara®, which in aggregate represented 2% of our U.S. and Puerto Rico revenues for 2016; in 2020, Clindagel® which represented 1% of our U.S. and Puerto Rico revenues for 2016; and, in 2021, Bepreve® and Preservision®, which represented 3% of our U.S. and Puerto Rico revenues for 2016. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Carac®, Cardizem®, Moviprep®, Onexton®, Uceris®, Relistor®, Solodyn® and Xifaxan® in the U.S. and Wellbutrin® XL in Canada), we have commenced infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding certain infringement proceedings.
See Item 1A “Risk Factors” of this Form 10-K for additional information on our competition risks.

SELECTED FINANCIAL INFORMATION
The following table provides selected financial information for each of the last three years:

	Years Ended December 31,			Change
	2016	2015	2014	2015 to 2016		2014 to 2015
(in millions, except per share data)	Amount	Amount	Amount	Amount	Pct.	Amount	Pct.
Revenues	$9,674	$10,447	$8,206	$(773)	(7)%	$2,241	27%
Operating (loss) income	$(566)	$1,527	$2,001	$(2,093)	NM	$(474)	(24)%
(Loss) income before (recovery of) provision for income taxes	$(2,435)	$(155)	$1,054	$(2,280)	1,471%	$(1,209)	NM
Net (loss) income	$(2,408)	$(288)	$880	$(2,120)	736%	$(1,168)	NM
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,409)	$(292)	$881	$(2,117)	725%	$(1,173)	NM
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(6.94)	$(0.85)	$2.63	$(6.09)	716%	$(3.48)	NM
Diluted	$(6.94)	$(0.85)	$2.58	$(6.09)	716%	$(3.43)	NM
NM — Not meaningful
Financial Performance
Summary of 2016 Compared with 2015
Our revenue for 2016 and 2015 was $9,674 million and $10,447 million, respectively, a decrease of $773 million, or 7%. The decrease is attributable to decreases in the Branded Rx segment and U.S. Diversified Products segment revenues. The changes in our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Our operating loss for 2016 was $566 million as compared to operating income for 2015 of $1,527 million, a decrease of $2,093 million. Our 2016 operating loss compared to our 2015 operating income reflects among other factors:

•
a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $796 million. The decrease is primarily driven by the decrease in product sales of our existing business (excluding effects of acquisitions, foreign currencies, and divestitures and discontinuances) and includes decreases in contribution from (i) lower average realized pricing of $652 million and (ii) lower volumes of approximately $531 million. The decreases in contribution were partially offset by the incremental contributions from the Salix Acquisition, the Amoun Acquisition and other acquisitions of $507 million;

•
an increase in selling, general, and administrative expenses (“SG&A”) of $110 million primarily attributable to the costs associated with (i) the incremental SG&A from the Salix Acquisition and other acquisitions, (ii) severance and other benefits associated with exiting executives, (iii) professional fees in connection with recent legal and governmental proceedings, investigations and information requests and (iv) on-boarding our new executive team and other key employees;

•	an increase in R&D of $87 million primarily within the Branded Rx and Bausch + Lomb/International segments to enhance our core assets and support of our new growth strategy;

•	an increase in amortization of intangible assets of $416 million as we amortized intangible assets acquired in 2015 for the full year 2016;

•	goodwill impairments of $1,077 million in 2016;

•	a decrease in restructuring and integration costs of $230 million as the Company completed the integration of its recent acquisitions;

•
a decrease in in-process R&D costs of $72 million which was primarily related to a $100 million upfront payment to acquire certain multi-year licensing rights to brodalumab (to be marketed as Siliq™ in the U.S.) expensed in 2015; and

•	post-combination compensation expenses in 2015 of approximately $183 million associated with two acquisitions in 2015 included in other (income) expense and not occurring in 2016.

Our loss before income taxes for 2016 and 2015 was $2,435 million and $155 million, respectively, an increase of $2,280 million. The increase is primarily attributable to (i) the decrease in operating income of $2,093 million described above and (ii) an increase in interest expense of $273 million primarily driven by the increase in our debt level in the second half of 2015 offset in part by the pay down of debt during 2016. These increases in our loss before income taxes were partially offset by (i) lower foreign exchange loss and other in 2016 of $62 million and (ii) the loss on the extinguishment of debt of $20 million in 2015 which did not occur in 2016.
Our net loss for 2016 and 2015 was $2,408 million and $288 million, respectively, an increase of $2,120 million. The increase is primarily attributable to (i) the increase in loss before income taxes of $2,280 million described above and (ii) the recovery of income taxes in 2016. The 2016 net loss includes a recovery of income taxes of $27 million while the 2015 net loss includes a provision for income taxes of $133 million. See Note 17, "INCOME TAXES" to our audited Consolidated Financial Statements for further details related to income taxes.
Summary of 2015 Compared with 2014
Our revenue for 2015 and 2014 was $10,447 million and $8,206 million, respectively, an increase of $2,241 million, or 27%. The increase is attributable to increases in the Branded Rx segment and U.S. Diversified Products segment revenues, which were partially offset by a decrease in the Bausch + Lomb/International segment revenues.
Our operating income for 2015 and 2014 was $1,527 million and $2,001 million, respectively, a decrease of $474 million. Our 2015 operating income compared to our 2014 operating income reflects among other factors:

•
an increase in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $1,892 million primarily attributable to incremental contribution from the Salix Acquisition and other acquisitions;

•
an increase in SG&A of $674 million primarily attributable to (i) incremental SG&A from the Salix Acquisition and other 2015 and 2014 acquisitions and (ii) costs incurred in support of product launches in dermatology in the second half of 2014;

•
an increase in R&D of $88 million primarily attributable to incremental expenditures in support of the product portfolios acquired in the Salix Acquisition and the acquisition of certain assets of Dendreon Corporation;

•	an increase in amortization of finite-lived assets of $830 million as we began amortizing intangible assets acquired in the second half of 2014 and during 2015;

•
an increase in in-process R&D costs of $86 million primarily related to a $100 million upfront payment to acquire certain multi-year licensing rights to brodalumab (to be marketed as Siliq™ in the U.S.) expensed in 2015;

•
a net gain of approximately $251 million associated with the sales of business assets primarily related to the divestiture of facial aesthetic fillers and toxins included in other (income) expense for 2014 and not occurring in 2015; and

•	post-combination compensation expenses in 2015 of approximately $183 million associated with two acquisitions in 2015 included in other (income) expense and not occurring in 2014.
Our loss before income taxes for 2015 was $155 million as compared to income before income taxes for 2014 of $1,054 million, an increase in our loss before income taxes of $1,209 million. The increase in our loss before income taxes is primarily attributable to (i) an increase in interest expense of $592 million attributable to the increase in our debt level in the second half of 2015, (ii) the decrease in operating income of $474 million described above and (iii) gain on investments, net of $293 million in 2014 which did not occur in 2015. These decreases were partially offset by (i) loss on extinguishment of debt of $20 million in 2015 as compared to $130 million in 2014 and (ii) a decrease in foreign exchange loss and other of $41 million.
Net loss for 2015 was $288 million as compared to net income for 2014 of $880 million, an increase in net loss of $1,168 million. The increase is primarily attributable to the increase in loss before income taxes of $1,209 million as described above, partially offset by a decrease in the provision for income taxes which was $133 million and $174 million for 2015 and 2014, respectively.

RESULTS OF OPERATIONS
Revenues
Our primary sources of revenues are the sale of pharmaceutical products, OTC products, and medical devices. Our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Our revenue was $9,674 million and $10,447 million for 2016 and 2015, respectively, a decrease of $773 million, or 7%. The decrease was primarily driven by (i) a decline in product sales from our existing business (excluding sales from acquisitions, foreign currency and divestitures and discontinuations) of $1,277 million, (ii) the unfavorable impact of foreign currencies on our existing business (most notably the Mexican peso, Egyptian pound and Chinese yuan) of $137 million, (iii) the impact of divestitures and discontinuations of $79 million and (iv) a decline in other revenues (excluding the impact of foreign currencies) of $15 million. These decreases were offset by incremental product sales of $735 million from the Salix Acquisition, the Amoun Acquisition and other acquisitions.
Our revenue was $10,447 million and $8,206 million for 2015 and 2014, respectively, an increase of $2,241 million, or 27%. The increase was primarily driven by (i) incremental product sales of $2,208 million primarily from the Salix Acquisition and other acquisitions (ii) an increase in product sales from our existing business of $763 million and (iii) an increase in other revenues of $8 million. These increases were partially offset by (i) the unfavorable impact of foreign currencies on our existing business of $597 million and (ii) the impact of divestitures and discontinuations of $141 million.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales.  Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers.  Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. Net product sales on these credits are recognized on the date that the wholesaler is notified of the price increase. Provision balances relating to estimated amounts payable to direct customers are netted against trade receivables, and balances relating to indirect customers are included in accrued liabilities.  The following table displays the provisions recorded to reduce gross product sales to net product sales.

	Years Ended December 31,
	2016		2015		2014
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Gross product sales	$16,047	100%	$15,508	100%	$11,437	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	789	5%	614	4%	423	4%
Returns	460	3%	482	3%	296	3%
Rebates	2,521	16%	2,157	15%	1,249	10%
Chargebacks	2,318	14%	1,736	11%	985	9%
Distribution service fees	423	3%	227	1%	438	4%
	6,511	41%	5,216	34%	3,391	30%
Net product sales	$9,536	59%	$10,292	66%	$8,046	70%
Provisions as a percentage of gross sales increased to 41% in 2016 from 34% in 2015. The increase was primarily driven by the following factors:

•
an increase in the provisions for discounts and allowances, primarily due to an increase in generic product sales as a percentage of gross product sales, which typically have higher discounts and allowances;

•
an increase in the provisions for rebates primarily driven by increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. Specifically, the comparisons were impacted primarily by higher provisions for rebates, including managed care rebates for Jublia® and the co-pay assistance programs for launch products and other promoted products including Onexton®, Retin-A Micro® Microsphere 0.08% ("RAM 0.08%"), and Solodyn®, as well as the Salix products. These increases were partially offset by a decrease in rebates for Glumetza® resulting from a decline in sales volume due to generic competition;

•
an increase in the provisions for chargebacks primarily driven by increased utilization and higher chargebacks given to group purchasing organizations for product sales of Isuprel®, Nitropress® and Ammonul® and to the U.S. government in connection with product sales for Minocin®, Ativan®, Glumetza® and Targretin®, offset by decreases in utilization for the Wellbutrin® product line; and

•
higher distribution service fees primarily as a result of lower price appreciation credits. Price appreciation credits when realized (as explained above) are offset against the distribution service fees we pay wholesalers. Price appreciation credits were $13 million and $171 million for 2016 and 2015, respectively, a decrease of $158 million. The decrease in price appreciation credits was primarily the result of lower and fewer price increase actions in 2016 and lower inventory levels at the wholesalers.

Provisions as a percentage of gross sales increased to 34% in 2015 from 30% in 2014. The increase was primarily driven by the following factors:

•
an increase in the provisions for rebates provision in 2015 primarily driven by product mix due to increased sales of products which carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations.  Specifically, the comparisons were impacted primarily by higher managed care rebates for Jublia® and co-pay assistance programs for launch and other promoted products including Jublia®, Onexton®, RAM 0.08%, Solodyn®, and the Salix products; and

•	an increase in the provisions for chargebacks as a result of higher utilization for Wellbutrin XL®.
These factors were partially offset by a decrease in distribution service fees due primarily to higher price appreciation credits. Price appreciation credits were $171 million and $53 million for 2015 and 2014, respectively, an increase of $118 million.
Operating Expenses
The following table displays, for each of the last three years, operating expenses, operating expenses as a percentage of revenues, and the change in operating expenses year over year.

	Years Ended December 31,						Change
	2016		2015		2014		2015 to 2016		2014 to 2015
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Cost of goods sold (exclusive of amortization and impairments of intangible assets)	$2,572	27%	$2,532	24%	$2,178	27%	$40	2%	$354	16%
Cost of other revenues	39	—%	53	1%	58	1%	(14)	(26)%	(5)	(9)%
Selling, general and administrative	2,810	29%	2,700	26%	2,026	25%	110	4%	674	33%
Research and development	421	4%	334	3%	246	3%	87	26%	88	36%
Amortization of intangible assets	2,673	28%	2,257	22%	1,427	17%	416	18%	830	58%
Goodwill impairment	1,077	11%	—	—%	—	—%	1,077	NM	—	NM
Asset impairments	422	4%	304	3%	145	2%	118	39%	159	110%
Restructuring and integration costs	132	1%	362	3%	382	5%	(230)	(64)%	(20)	(5)%
Acquired in-process research and development costs	34	—%	106	1%	20	—%	(72)	(68)%	86	430%
Acquisition-related contingent consideration	(13)	—%	(23)	—%	(14)	—%	10	NM	(9)	64%
Other (income) expense (Note 16)	73	1%	295	3%	(263)	(3)%	(222)	(75)%	558	NM
Total operating expenses	$10,240	106%	$8,920	85%	$6,205	76%	$1,320	15%	$2,715	44%
NM — Not meaningful
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold primarily includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or market adjustments to inventories. Cost of goods sold excludes the amortization and impairments of intangible assets.

Cost of goods sold was $2,572 million and $2,532 million for 2016 and 2015, respectively, an increase of $40 million, or 2%. The increase was primarily driven by the costs associated with incremental product sales from the Salix Acquisition, the Amoun Acquisition and other acquisitions.
These increases were partially offset by:

•	costs attributable to the decrease in sales volumes from existing businesses;

•	the favorable impact of foreign currencies;

•	lower amortization of acquisition accounting adjustments related to inventories of $96 million; and

•	the decrease attributable to the impact of divestitures and discontinuations.
Cost of goods sold as a percentage of revenue was 27% and 24% for 2016 and 2015, respectively, an increase of 3 percentage points. The increase was primarily driven by a decrease in average realized pricing within the Branded Rx, U.S. Diversified and Bausch + Lomb/International segments of $431 million, $123 million and $98 million, respectively. The increase is also attributable to an unfavorable change in product mix, as, in 2016, a greater percentage of our revenue was attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than the balance of the Company's product portfolio. Our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits". These increases in costs of goods sold as a percentage of revenue were partially offset by acquisition accounting adjustments related to inventories expensed in 2015 of $96 million (or 1% of 2015 product revenues), primarily related to the fair value step-up in inventories acquired in the Salix Acquisition and other acquisitions.
Cost of goods sold was $2,532 million and $2,178 million in 2015 and 2014, respectively, an increase of $354 million, or 16%. The increase was primarily driven by the following factors:

•	the costs associated with incremental product sales from the Salix Acquisition, the Sprout Acquisition, the Amoun Acquisition and other acquisitions;

•	costs attributable to the increase in sales volumes from existing businesses; and

•	higher amortization of acquisition accounting adjustments related to inventories of $107 million;
These factors were partially offset by:

•	the favorable impact of foreign currencies; and

•	the decrease attributable to the impact of divestitures and discontinuations.
Cost of goods sold as a percentage of revenue was 24% and 27% for 2015 and 2014, respectively, a decrease of 3 percentage points. The decrease was primarily driven by the favorable impact from sales of certain products acquired in the Salix Acquisition in the second quarter of 2015 (such as Xifaxan®), which generally have higher gross margins than the balance of the Company's product portfolio. The increase in average realized pricing provided increases in net revenues within the U.S. Diversified, Branded Rx and Bausch + Lomb/International segments of $421 million, $141 million and $111 million, respectively. These decreases in costs of goods sold as a percentage of revenue were partially offset by acquisition accounting adjustments related to inventories expensed in 2015 of $107 million (or 1% of 2014 product revenues), primarily related to the fair value step-up in inventories acquired in the Salix Acquisition and other acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources, and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs.
SG&A was $2,810 million and $2,700 million for 2016 and 2015, respectively, an increase of $110 million, or 4%. The increase was primarily driven by the following factors:

•	incremental SG&A related to the Salix Acquisition, the Amoun Acquisition and other acquisitions of $193 million;

•
termination benefits associated with our former Chief Executive Officer of $38 million recognized in the first quarter consisting of (i) the pro-rata vesting of performance-based restricted stock units ("RSUs") (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (ii) a cash severance payment and (iii) a pro-rata annual cash bonus;

•
professional fees in connection with recent legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices of $65 million;

•
severance and other benefits paid to our exiting executives (excluding benefits paid to the former Chief Executive Officer) and costs associated with recruiting and on-boarding new executive team members; and

•
an increase in legal and professional fees in connection with ongoing corporate and business matters. See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details related to these legal matters.

These factors were partially offset by a net decrease in advertising and selling expenses of $96 million, primarily driven by decreases in promotion and advertising in our dermatology and Salix businesses and partially offset by (i) an increase in bad debt expense and (ii) the favorable impact of foreign currencies.
SG&A was $2,700 million and $2,026 million for 2015 and 2014, respectively, an increase of $674 million, or 33%. The increase was primarily driven by the following factors:

•
an increase in advertising and promotion to support the U.S. operations, primarily to support product launches in dermatology during the second half of 2014 (including Jublia® and Onexton®) and the contact lens business;

•	incremental SG&A related to the Salix Acquisition, the acquisition of certain assets of Dendreon Corporation and other acquisitions of $311 million;

•
increased share-based compensation expense of $62 million primarily driven by (i) new awards granted in 2015, (ii) accelerated vesting related to certain performance-based RSUs and (iii) a modification made to certain share-based awards;

•
a charge in the fourth quarter for incremental trade receivable reserves primarily related to (i) a settlement with R&O Pharmacy, LLC and (ii) certain Philidor Rx Services, LLC ("Philidor") customers; and

•	a fourth quarter charge taken to reduce the carrying value of certain property, plant and equipment in connection with the termination of the arrangements with Philidor of $23 million.
These factors were partially offset by:

•	the favorable impact of foreign currencies; and

•	a decrease associated with the divestiture of facial aesthetic fillers and toxins assets in 2014 of $32 million.
Research and Development Expenses
Expenses related to R&D programs include: employee compensation costs; overhead and occupancy costs; depreciation of research and development facilities and equipment; clinical trial costs; clinical manufacturing and scale-up costs; and other third party development costs.
R&D expenses were $421 million and $334 million for 2016 and 2015, respectively, an increase of $87 million, or 26%. The increase was driven by our focus to maximize the value of our core segments. To bring out additional value in our core Branded Rx segment, we dedicated additional resources to enhance our dermatology and GI product portfolios. A significant portion of this increase is associated with the testing and attaining regulatory approval for Siliq™ (brodalumab). On February 16, 2017, we announced that the FDA had approved the BLA for Siliq™ and the Company expects to launch this product in 2017.
R&D expenses were $334 million and $246 million for 2015 and 2014, respectively, an increase of $88 million, or 36%. The increase was primarily driven by spending on programs acquired in the Salix Acquisition and the acquisition of certain assets of Dendreon Corporation.
Amortization of Intangible Assets
Amortization of intangible assets was $2,673 million and $2,257 million for 2016 and 2015, respectively, an increase of $416 million, or 18%. The increase was driven by a full year of amortization of intangible assets acquired in the Salix Acquisition, the Sprout Acquisition, the Amoun Acquisition and other business and asset acquisitions and includes a $275 million increase related to the Xifaxan® product brands, which include Xifaxan® 550 mg for the treatment of irritable bowel syndrome with diarrhea in adults ("Xifaxan® IBS-D") which was approved in May 2015.

Amortization of intangible assets was $2,257 million and $1,427 million for 2015 and 2014, respectively, an increase of $830 million, or 58%. The increase was driven by amortization of intangible assets acquired in the Salix Acquisition, the Sprout Acquisition, the Amoun Acquisition and other business and asset acquisitions and includes amortization of $526 million related to Xifaxan® IBS-D.
Goodwill impairments
In 2016, we recognized goodwill impairment charges of $1,077 million. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events indicate that impairment might be present.
March 31, 2016
Given new challenges facing the Company, particularly in its dermatology and GI businesses, management, under the direction of the new Chief Executive Officer, performed a review of its then-current forecast. As a result of that review, management lowered its forecast which resulted in a triggering event requiring the Company to test goodwill for impairment as of March 31, 2016. The Company estimated the fair values of all reporting units using a discounted cash flow analysis approach, which utilized Level 3 unobservable inputs. This approach requires management to make estimates and assumptions as to future cash flows, growth rates and discount rates to reflect the risk inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company's results of operations. Although management lowered its forecast, which lowered the estimated fair values of certain business units, including the former U.S. reporting unit, the Step 1 testing determined that there was no impairment of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company applied a hypothetical 15% decrease in the fair value of each reporting unit as of March 31, 2016. For each reporting unit, this hypothetical 15% decrease in fair value would not have triggered additional impairment testing as the hypothetical fair value exceeded the carrying value of the respective reporting unit.
Realignment of Segment Structure
Commencing in the third quarter of 2016, the Company operates in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The realignment of the segment structure resulted in changes in the Company’s reporting units. The Bausch + Lomb/International segment consists of the following reporting units: (i) U.S. Bausch + Lomb and (ii) International. The Branded Rx segment consists of the following reporting units: (i) Salix, (ii) Dermatology, (iii) Canada and (iv) Branded Rx Other. The U.S. Diversified Products segment consists of the following reporting units: (i) Neurology and other and (ii) Generics. As a result of these changes, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. Goodwill previously reported in the former U.S. reporting unit, after adjustment of impairment as described below, was reassigned, using a relative fair value approach, to the U.S. Bausch + Lomb, Salix, Dermatology, Branded Rx Other, Neurology and other, and Generics reporting units. Similarly, goodwill previously reported in the former Canada and Australia reporting unit was reassigned to the Canada and the International reporting units using a relative fair value approach. Goodwill previously reported in the remaining former reporting units was reassigned to the International reporting unit.
In the third quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the current reporting unit structure immediately subsequent to the change. Using the latest forecast and assumptions, the Company estimated the fair value of each reporting unit using a discounted cash flow analysis approach consistent with that used in March 2016 and prior periods. As a result of its testing, the Company determined that goodwill associated with the former U.S. reporting unit and the goodwill associated with the Salix reporting unit under the current reporting unit structure were impaired. Consequently, goodwill impairment charges of $1,077 million, in the aggregate, were recognized.

•
Under the former reporting unit structure, the fair value of each reporting unit exceeded its carrying value by more than 15% except for the former U.S. reporting unit whose carrying value exceeded its fair value by 2%. As a result, the Company proceeded to perform step two of the goodwill impairment test for the former U.S. reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value. However as the estimate of fair value is complex and requires significant amounts of time and judgment, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Under these circumstances, accounting guidance requires that a company recognize an estimated impairment charge if management determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. Using its best estimate, the Company recorded an initial goodwill impairment charge of $838 million as of September 30, 2016. In the fourth quarter, step two testing was completed and the Company concluded that the excess of the carrying value of the former U.S. reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $905 million and recognized an incremental goodwill impairment charge of $67 million for the fourth quarter of 2016. The goodwill impairment was primarily driven by changes to the Company's forecasted performance which resulted in a lower fair value of the U.S. businesses, mainly the Salix business.

•
Under the current reporting unit structure, the carrying value of the Salix reporting unit exceeded its fair value, as updates to the unit's forecast resulted in a lower estimated fair value for the business. As a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value. However, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Using its best estimate, the Company recorded an initial goodwill impairment charge of $211 million as of September 30, 2016. In the fourth quarter, step two testing was completed and the Company concluded that the excess of the carrying value of the Salix reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $172 million and recognized a credit to the initial goodwill impairment charge of $39 million for the fourth quarter of 2016. As of the date of testing, after all adjustments, the Salix reporting unit had a carrying value of $14,066 million, an estimated fair value of $10,409 million and goodwill with a carrying value of $5,128 million.

Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2016 and determined that the carrying value of the Salix reporting unit exceeded its fair value and as a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit. After completing step two of the impairment testing, the Company determined that the carrying value of the unit's goodwill did not exceed its implied fair value and, therefore, no impairment was identified to the goodwill of the Salix reporting unit. As of the date of testing the Salix reporting unit had a carrying value of $14,087 million, an estimated fair value of $10,319 million and goodwill with a carrying value of $5,128 million. The Company's remaining reporting units passed step one of the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, there was no impairment to goodwill. The Company determined that no events occurred or circumstances changed during the period of October 1, 2016 through December 31, 2016 that would indicate that the fair value of a reporting unit may be below its carrying amount, except for the Salix reporting unit. During the period of October 1, 2016 through December 31, 2016, there were no changes in the facts and circumstances which would suggest that goodwill of the Salix reporting unit was further impaired. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
See Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details.
Restructuring and Integration Costs
Restructuring and integration costs were $132 million, $362 million and $382 million for 2016, 2015 and 2014, respectively. Although we have migrated away from acquisition as a growth strategy, we remain committed to maximizing the return on our recent investments. In connection with the Salix Acquisition, B&L Acquisition and other acquisitions, the Company has implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings across the Company. These initiatives included:

•	workforce reductions across the Company and other organizational changes;

•	closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities;

•	leveraging research and development spend; and/or

•	procurement savings.
As we begin 2017, the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. As we have migrated away from acquisition as a growth strategy, we do not expect to incur significant acquisition-related cost-rationalization and integration costs in the immediate future. However, additional exit and cost-rationalization programs may be identified and although a specific plan does not exist at this time, the Company may take additional restructuring actions, the costs of which could be material.
Refer to Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our audited Consolidated Financial Statements for further details regarding these actions.

Acquired In-Process Research and Development Costs
Acquired in-process research and development costs represents costs associated with compounds, new indications, or line extensions under development that have not received regulatory approval for marketing at the time of acquisition. IPR&D acquired through an asset acquisition is expensed at the acquisition date if the assets have no alternative use in the future. IPR&D acquired in a business combination is capitalized as indefinite-lived intangible assets (irrespective of whether these assets have an alternative future use) until completion or abandonment of the related research and development activities. Period costs associated with the development of acquired IPR&D assets are expensed in the period incurred.
Acquired in-process research and development costs were $34 million for 2016 and was primarily related to a payment of $25 million license payment in the third quarter.
Acquired in-process research and development costs were $106 million for 2015 and was primarily related to a $100 million upfront payment to acquire certain multi-year licensing rights to brodalumab (to be marketed as Siliq™ in the U.S.). In addition, the Company may be obligated to make additional milestone payments of up to $150 million (which $130 million is now payable in connection with the FDA's approval of the BLA for brodalumab on February 15, 2017) and additional sales-related milestone payments of up to $175 million following launch.
Acquired in-process research and development costs were $20 million for 2014 and primarily related to (i) a $12 million up-front payment in connection with a license and distribution agreement and (ii) payments to associated with the achievement of specific development milestones prior to regulatory approval under certain research and development programs, including Jublia®.
Asset Impairments
Asset impairments were $422 million for 2016 and included (i) $199 million related to Ruconest® which was divested on December 7, 2016, (ii) $25 million related to intangible assets associated with IBSChek™ and was attributable to declining sales trends, (iii) $14 million related to the termination of the development program for Cirle 3-dimensional surgical navigation technology and (iv) impairment to other assets that individually were not material.
Asset impairments were $304 million for 2015 and included (i) $90 million in the third quarter related to the Rifaximin SSD development program based on analysis of Phase 2 study data, (ii) $79 million in connection with the termination of the arrangements with and relating to Philidor, (iii) $28 million in the fourth quarter related to the original Emerade® program in the U.S. based on analysis of feedback received from the FDA, (iv) $27 million related to the remaining intangible asset for ezogabine/retigabine (immediate-release formulation) resulting from declining sales trends, (v) $26 million related to Zelapar® resulting from declining sales trends and (vi) $12 million in the second quarter related to the Arestin® Peri-Implantitis development program based on analysis of Phase 3 study data.
Asset impairments were $145 million for 2014 and included (i) $55 million in connection with the discontinuance of the Kinerase® product, (ii) $32 million in connection with the withdrawal of the supplemental Abbreviated NDA for Grifulvin® and (iii) $13 million to an IPR&D asset related to analysis of Phase 2 study data for a dermatological product candidate associated with our acquisition of Medicis Pharmaceutical Corporation.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we closely monitor the performance of our product portfolio, in particular, our Addyi® product, launched in October 2015. Our assessment relies on projections of future cash flows and the assumptions in generating those projections of future cash flows, such as revenue growth rates, gross profit, projected working capital needs, SG&A and R&D expenses and income tax rates.  Our projections of future cash flows also rely on assumptions as to the effectiveness of our advertising and marketing campaigns and the ability of our sales force to execute on our market plan.  Failure to attain the economic benefits projected from these investments in marketing and in our sales force would be an event or change in circumstances indicating that the carrying amounts of these assets may not be recoverable. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
See Note 4, “DIVESTITURES” and Note 9, "INTANGIBLE ASSETS AND GOODWILL" to our audited Consolidated Financial Statements for further details.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration, which primarily consists of potential milestone payments and royalty obligations, is recorded in the consolidated balance sheets at its estimated fair value at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of (loss) income. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Acquisition-related contingent consideration gain was $13 million for 2016 and was primarily driven by adjustments to the fair values of the liabilities associated with IBSchekTM, Relistor® and Addyi®, which were remeasured as a result of changes in forecasted revenues for these products and partially offset by accretion for the time value of money.
Acquisition-related contingent consideration gain was $23 million for 2015 and was primarily driven by adjustments to the fair values of the liabilities associated with the termination of our arrangements with Philidor of $47 million and the termination of the Emerade® IPR&D program in the U.S. of $16 million. These gains were partially offset by accretion for the time value of money primarily attributable to acquisition-related contingent consideration associated with the Salix Acquisition and the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement").
Acquisition-related contingent consideration gain was $14 million for 2014 and was primarily driven by adjustments to the fair values of the liabilities associated with the Elidel®/Xerese®/Zovirax® agreement, as a result of continued assessment of the impact from generic competition for Zovirax®.
See Note 6, "FAIR VALUE MEASUREMENTS" to our audited Consolidated Financial Statements for further details.
Other Expense (Income)
Other expense (income) for 2016, 2015 and 2014 was as follows:

(in millions)	2016	2015	2014
(Gain) loss on sales of assets	$(6)	$8	$(251)
Other post business combination expenses	—	183	27
Acquisition-related costs	2	39	6
Loss (gain) on litigation settlements	59	37	(45)
Other, net	18	28	—
Other expense (income)	$73	$295	$(263)
Other expense, net was $73 million for 2016. Loss on litigation settlements includes an unfavorable adjustment of $90 million from the proposed settlement of the Salix securities litigation, partially offset by a favorable adjustment of $39 million from settlement of the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products. Gain on sales of assets includes a gain of $20 million from an amendment to a license agreement which terminated the Company's right to develop and commercialize brodalumab in Europe and includes a loss of $22 million from the divestiture of Ruconest®.
Other expense, net was $295 million for 2015. Other post business combination expenses includes (i) $168 million related to the acceleration of unvested restricted stock for Salix employees (including $3 million of related payroll taxes) in connection with the Salix Acquisition and (ii) $12 million related to bonuses paid to Amoun employees. Acquisition related costs primarily relate to the Salix Acquisition. Loss on litigation settlements includes $25 million related to the AntiGrippin® litigation.
Other income, net was $263 million for 2014. Gain on sales of assets includes $324 million from the divestiture of facial aesthetic fillers and toxins, partially offset by losses of $59 million from the divestiture of Metronidazole 1.3% and $9 million related to the divestiture of the generic tretinoin product rights, acquired in the acquisition of PreCision Dermatology, Inc. (“PreCision”) (the "PreCision Acquisition"). Gain on litigation settlements includes a favorable adjustment of $50 million related to the AntiGrippin® litigation. Other post business combination expenses include $20 million related to the acceleration of unvested stock options for certain PreCision employees.
See Note 3 "ACQUISITIONS", Note 4, "DIVESTITURES", and Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details related to the acquisitions, divestitures, and legal matters discussed above.

Non-Operating (Expense) Income
The following table displays non-operating income and expense, along with the corresponding dollar and percentage changes for each of the last three years.

	Years Ended December 31,			Change
	2016	2015	2014	2015 to 2016		2014 to 2015
(in millions)	Amount	Amount	Amount	Amount	Pct.	Amount	Pct.
Interest income	$8	$4	$5	$4	100%	$(1)	(20)%
Interest expense	(1,836)	(1,563)	(971)	(273)	17%	(592)	61%
Loss on extinguishment of debt	—	(20)	(130)	20	NM	110	(85)%
Foreign exchange loss and other	(41)	(103)	(144)	62	(60)%	41	(28)%
Gain on investments, net	—	—	293	—	NM	(293)	NM
Total non-operating expense	$(1,869)	$(1,682)	$(947)	$(187)	11%	$(735)	78%
NM — Not meaningful
Interest Expense
Interest expense was $1,836 million and $1,563 million for 2016 and 2015, respectively, an increase of $273 million, or 17%. The increase was primarily driven by additional interest of (i) $135 million from the issuances of senior unsecured notes, in connection with the Salix Acquisition, (ii) $107 million related to increases in interest rates, primarily due to an increase in interest rates applicable to our term loans and revolving credit facility under our senior secured credit facilities as a result of the amendment and waiver to our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") that the Company entered into on April 11, 2016 (the “April 2016 amendment”) and the amendment to its Credit Agreement that the Company entered into on August 23, 2016 (the “August 2016 amendment”), (iii) $48 million related to issuances of incremental term loans in connection with the Salix Acquisition (excluding the impact of the April 2016 amendment and the August 2016 amendment), (iv) $44 million related to non-cash amortization and write-off of debt discounts and debt issuance costs, (v) $24 million primarily related to higher borrowings under our revolving credit facility, partially offset by (vi) a decrease of $72 million related to financing costs associated with the commitment letter entered into in connection with the Salix Acquisition in the first quarter of 2015, which did not similarly occur in 2016 and (vii) a net decrease of $5 million primarily due to principal repayments on our term loans.
Interest expense was $1,563 million and $971 million for 2015 and 2014, respectively, an increase of $592 million, or 61%. The increase was primarily driven by additional interest of (i) $488 million from the issuances of senior unsecured notes primarily in connection with the Salix Acquisition, (ii) $109 million related to our term loans, primarily due to issuances as part of the Salix Acquisition and (iii) $75 million related to non-cash amortization and write-off of debt discounts and debt issuance costs driven by $72 million related to financing costs associated with the commitment letter entered into in connection with the Salix Acquisition, partially offset by a decrease of (iv) $87 million related to the early redemptions of the 6.875% senior notes due December 2018 (the “December 2018 Notes”) in December 2014 and February 2015 and 6.75% senior notes due 2017 (the “2017 Notes”) in October 2014.
See Note 11, "LONG-TERM DEBT" to our audited Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $20 million for 2015 and was related to the redemption of the December 2018 Notes in February 2015.
Loss on extinguishment of debt was $130 million for 2014 and was related to (i) the refinancing of our Series E tranche B term loan facility in February 2014, (ii) the redemption of the 2017 Notes in October 2014 and (iii) the redemption of the December 2018 Notes in December 2014.
See Note 11, "LONG-TERM DEBT" to our audited Consolidated Financial Statements for further details.

Foreign Exchange and Other
Foreign exchange and other loss was $41 million for 2016 and includes (i) a foreign exchange loss related to a euro-denominated intercompany loan and (ii) net foreign exchange losses related to intercompany transactions within our European operations.
Foreign exchange and other loss was $103 million for 2015 and includes (i) a foreign exchange loss related to a euro-denominated intercompany loan of $50 million, (ii) a $26 million loss recognized in connection with the foreign currency forward-exchange contracts entered into in March 2015 and (iii) net foreign exchange losses related to other intercompany transactions within our European operations.
Foreign exchange loss and other was $144 million for 2014 and was primarily driven by (i) a foreign exchange loss related to a euro-denominated intercompany loan and (ii) net translation losses from intercompany transactions within our European operations.
See Note 6, "FAIR VALUE MEASUREMENTS" to our audited Consolidated Financial Statements for further details.
Gain on Investments, Net
Gain on investments, net of $293 million for 2014 included a net gain of $287 million in connection with the sale by PS Fund 1, LLC (“PS Fund 1”) of the common stock of Allergan Inc. (“Allergan”). See Note 23, "PS FUND 1 INVESTMENT" to our audited Consolidated Financial Statements for further details.
Income Taxes
The following table displays the current and deferred (recovery of) provision for income taxes, along with the corresponding dollar and percentage changes for each of the last three years.

	Years Ended December 31,			Change
	2016	2015	2014	2015 to 2016		2014 to 2015
(in millions)	Amount	Amount	Amount	Amount	Pct.	Amount	Pct.
Current income tax expense	$241	$77	$151	$164	213%	$(74)	(49)%
Deferred income tax (benefit) expense	(268)	56	23	(324)	NM	33	143%
(Recovery of) provision for income taxes	$(27)	$133	$174	$(160)	NM	$(41)	(24)%
NM — Not meaningful
In 2016, our effective tax rate differed from the Canadian statutory tax rate due to (i) tax provisions related to internal integrations and restructurings (see Note 17, "INCOME TAXES" to our audited Consolidated Financial Statements for further details), (ii) the impact of non-deductible goodwill impairment, (iii) the effect of valuation allowance on our tax attribute carryforwards in Canada, (iv) benefit of intra-entity transfers including the amortization of intangibles for tax purposes (these include a charge for internal restructuring) and (v) income earned in jurisdictions with a lower statutory rate than in Canada. Our consolidated foreign rate differential reflects the net total tax cost or benefit on income earned or losses incurred in jurisdictions outside of Canada as compared to the net total tax cost or benefit of such income (on a jurisdictional basis) at the Canadian statutory rate. Tax costs below the Canadian statutory rate generate a beneficial foreign rate differential as do tax benefits generated in jurisdictions where the statutory tax rate exceeds the Canadian statutory tax rate. The net total foreign rate differentials generated in each jurisdiction in which we operate is not expected to bear a direct relationship to the net total amount of foreign income (or loss) earned outside of Canada.
To facilitate divestitures, streamline operations and simplify our legal entity structure, in 2016, we began a series of internal actions which are expected to be completed during 2017. Due to aspects of the internal restructuring completed in the fourth quarter of 2016, we recognized a U.S. taxable gain on the transfer of a foreign subsidiary and expect to utilize approximately $2,000 million of our U.S. net operating losses to offset such gain, resulting in a reduction of the related deferred tax asset. The recognition of the gain also resulted in the reversal of an existing deferred tax liability on a related outside basis difference in 2016.
In connection with our decision to move forward with these internal restructurings, due to a decrease in our market value, our top U.S. subsidiary (Biovail Americas Corporation) (“BAC”) is expecting to recognize a loss on its investment in Valeant Pharmaceuticals International (“VPI”) upon our liquidation of BAC in 2017. BAC’s anticipated loss in the stock of VPI is expected to be of a character that, under U.S. tax law, may be carried back to offset the 2016 gain described above. The carryback of this loss will allow for the net operating losses ("NOLs") used to offset the 2016 gain to be available for use against future U.S. taxable income. We expect to record the deferred tax asset associated with these NOLs at such time this transaction is completed in 2017.
In January 2017, also in connection with the planned restructuring efforts, we expect to recognize additional U.S. taxable gain. This taxable gain is also expected to be offset by the anticipated 2017 tax loss expected to be realized on BAC’s investment in VPI.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The majority of the increase in 2016 is due to changes in the deferred tax asset balance in Canada, and foreign tax credits recorded in the U.S. In determining the amount of the valuation allowance that was necessary, we considered the amount of U.S. tax loss carryforwards, U.S. foreign tax credits, U.S. research and development tax credits, Canadian tax loss carryforwards, scientific research and experimental development pool, and investment tax credits that we would more likely than not be able to utilize based on future sources of income. Our taxes payable is impacted by our ability to use net operating losses on a current basis.
See Note 17, "INCOME TAXES" to our audited Consolidated Financial Statements for further details regarding income taxes.
Reportable Segment Revenues and Profits
During the third quarter of 2016, our Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), commenced managing the business differently through changes in and reorganizations to the Company’s business structure, including changes to its operating and reportable segments, which necessitated a realignment of the Company’s historical segment structure. Pursuant to this change, which was effective in the third quarter of 2016, we have three operating and reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. Accordingly, we have recast prior period segment information to conform to the current period presentation. The following is a brief description of our segments:

•
The Bausch + Lomb/International segment consists of sales of (i) pharmaceutical products, OTC products and medical device products in the area of eye health, primarily comprised of Bausch + Lomb products, with a focus on four product offerings (Vision Care, Surgical, Consumer and Ophthalmology Rx) sold in the U.S. and (ii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East.

•
The Branded Rx segment consists of sales of pharmaceutical products related to (i) the Salix product portfolio in the U.S., (ii) the Dermatological product portfolio in the U.S., (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Canada and (iv) product portfolios in the U.S. in the areas of oncology, dentistry and women’s health.

•
The U.S. Diversified Products segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) sales of generic products in the U.S.

Segment profit is based on operating income after the elimination of intercompany transactions (including transactions with any consolidated variable interest entities). Certain costs, such as amortization and impairments of finite-lived intangible assets, goodwill impairment, certain R&D expenses not specific to our active portfolio, acquired in-process research and development impairments and other charges, restructuring, integration and acquisition-related costs, and other (income) expense, are not included in the measure of segment profit, as management excludes these items in assessing financial performance. In addition, a portion of share-based compensation, representing the difference between actual and budgeted expense, is not allocated to segments. See Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for a reconciliation of segment profit to net (loss) income.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for 2016, 2015 and 2014. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for 2016, 2015 and 2014.

	Years Ended December 31,						Change
	2016		2015		2014		2015 to 2016		2014 to 2015
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenue
Bausch + Lomb /International	$4,607	48%	$4,603	44%	$4,860	59%	$4	—%	$(257)	(5)%
Branded Rx	3,148	33%	3,582	33%	1,592	33%	(434)	(12)%	1,990	125%
U.S. Diversified Products	1,919	19%	2,262	23%	1,754	8%	(343)	(15)%	508	29%
Total revenues	$9,674	100%	$10,447	100%	$8,206	100%	$(773)	(7)%	$2,241	27%

Segment Profit
Bausch + Lomb/International	$1,356	29%	$1,553	34%	$1,695	35%	$(197)	(13)%	$(142)	(8)%
Branded Rx	1,644	52%	2,008	56%	1,061	67%	(364)	(18)%	947	89%
U.S. Diversified Products	1,522	79%	1,785	79%	1,283	73%	(263)	(15)%	502	39%
Total segment profit	$4,522	47%	$5,346	51%	$4,039	49%	$(824)	(15)%	$1,307	32%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $4,607 million and $4,603 million for 2016 and 2015, respectively, an increase of $4 million, or less than 1%. The increase was primarily driven by the following factors:

•	incremental product sales from the 2015 the acquisition of Synergetics®, the Amoun Acquisition and other acquisitions of $239 million, and;

•
net increase in product sales revenue from our existing business (excluding effects from acquisitions, foreign currency and divestitures and discontinuations) driven by volume of $31 million. During 2016, revenue from increased volumes in Latin America and the U.S. consumer businesses were partially offset by decreases in volumes in Europe as the inventory levels in Europe were worked-down to our target inventory levels, particularly in Poland and Russia. Our wholesaler inventory levels in Russia and Poland were approximately 2.3 months and 1.7 months at December 31, 2016 which compares to 3.5 months and 4.9 months at December 31, 2015, respectively. We expect to continue to maintain inventory at or below such levels for those countries.

These factors were partially offset by:

•
the unfavorable impact of foreign currencies of $126 million, primarily due to the strengthening of the U.S. dollar against certain currencies, most notably the Mexican peso, Egyptian pound and Chinese yuan, partially offset by the strengthening of the Japanese yen against the U.S. dollar. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to revenue generated from the Amoun business we acquired in October 2015, which represented approximately 2% of our 2016 total revenues or approximately 5% of 2016 revenues from our Bausch + Lomb/International segment. Further strengthening of the U.S. dollar and/or the devaluation of other countries' currencies could have a negative impact on our reported international revenue. Revenue outside the U.S. and Puerto Rico was approximately 35% of our total 2016 revenues;

•
net decrease in product sales revenue from our existing business driven by a decrease in average realized pricing of $98 million. The decrease in average realized pricing was primarily attributable to lower realized prices related to our ophthalmology products as a result of the implementation of rebates and other price adjustments during the year; and

•	the impact from divestitures and discontinuations of $36 million.
The Bausch + Lomb/International segment revenue for 2015 and 2014 was $4,603 million and $4,860 million, respectively, a decrease of $257 million, or 5%. The decrease was primarily driven by the following factors:

•
the unfavorable impact of foreign currencies on the existing business of $546 million, due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Russian ruble, Polish zloty, Brazilian real, and the Mexican peso; and

•	the impact from divestitures and discontinuations of $28 million.
These factors were partially offset by:

•	incremental product sales from the Amoun Acquisition and other acquisitions of $139 million; and

•
an increase in product sales revenue from our existing business (excluding effects from acquisitions, foreign currency and divestitures and discontinuations) of $188 million, driven by an increase in average realized pricing of $111 million and an increase in volume of $77 million. The overall growth primarily reflected higher sales in Asia (primarily China), Mexico, Australia and Middle East/North Africa, partially offset by declining sales in Russia and Poland as discussed above.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for 2016 and 2015 was $1,356 million and $1,553 million, respectively, a decrease of $197 million, or 13%. The decrease was primarily driven by the following factors:

•	a decrease in contribution from lower average realized pricing of product sales from our existing business of $98 million;

•
the unfavorable impact of foreign currencies on the existing business due to the strengthening of the U.S. dollar against certain currencies, most notably the Mexican peso, Egyptian pound and Chinese yuan;

•	an increase in operating expenses (excluding amortization and impairments of intangible assets) associated with the Amoun Acquisition and other acquisitions of $58 million; and

•	the decrease in contribution from the impact of divestitures and discontinuations of $22 million.
These factors were partially offset by the increase in contribution associated the incremental revenues from the Salix Acquisition, the Amoun Acquisition and other acquisitions of $116 million.
The Bausch + Lomb/International segment profit for 2015 and 2014 was $1,553 million and $1,695 million, respectively, a decrease of $142 million, or 8%. The decrease was primarily driven by the following factors:

•
the unfavorable impact of foreign currencies on the existing business contribution due to the impact of a strengthening of the U.S. dollar against certain currencies, including the Euro, Russian ruble, Polish zloty, Brazilian real, and Mexican peso;

•	the decrease in contribution from the impact of divestitures and discontinuations of $18 million.
These factors were offset by:

•
an increase in contribution from product sales of our existing business that includes increases in contribution from (i) higher average realized pricing of $111 million and (ii) higher volumes of approximately $50 million.

•	an increase in contribution from the Amoun Acquisition and other acquisitions of $64 million; and

•	a decrease in operating expenses of $35 million.
Branded Rx Segment:
Branded Rx Segment Revenue
The Branded Rx segment has a diversified product line and includes Xifaxan®. Xifaxan® accounted for approximately 20% and 13% of the Branded Rx segment product sales and approximately 10% and 6% of the Company's product sales for 2016 and 2015, respectively. No other single product group represents 10% or more of the Branded Rx segment product sales. The Branded Rx segment revenue for 2016 and 2015 was $3,148 million and $3,582 million, respectively, a decrease of $434 million, or 12%. The decrease was primarily driven by the following factors:

•
a decline in product sales revenue from our existing business of $788 million, driven by: (i) a decrease in average realized prices of $431 million and (ii) a decrease in volume of $357 million. The decrease in average realized prices is primarily attributable to (i) higher managed care rebates particularly in the dermatology and Salix businesses, (ii) lower price appreciation credits particularly in the dermatology and Salix businesses and (iii) the new fulfillment arrangement with Walgreens. The decrease in volumes is primarily attributable to (i) the dermatology business, most notably with our Jublia®, Solodyn® and Ziana® products which have experienced lower volumes since the change in our fulfillment model and (ii) generic competition as certain products lost exclusivity such as our Glumetza® and Zegerid® products in our Salix business unit and our Ziana® product in our dermatology business unit;

•	the decrease from the impact of divestitures and discontinuations of $21 million; and

•	the unfavorable impact of foreign currencies on our existing Canadian business of $11 million.
These factors were partially offset by the incremental product revenue of $383 million from acquisitions, primarily the Salix Acquisition (mainly driven by Xifaxan®, as well as Uceris®, Apriso®, Relistor® and Zegerid® product sales for the three months ended March 31, 2016) and the acquisition of certain assets of Dendreon Corporation (Provenge® product sales). Approximately 10% of the increase is attributable to price increases implemented subsequent to these 2015 acquisitions (primarily related to Apriso®, Zegerid®, and Relistor®). Price appreciation credits in 2016 related to product sales from 2015 acquisitions were nominal due to lower and fewer price increases. Salix wholesaler inventory levels at December 31, 2016 and 2015 were approximately 1.6 months and 1.8 months, respectively. Our inventory levels with U.S. wholesalers for all branded products (excluding generic products) at December 31, 2016 were approximately 1.5 months.
The Branded Rx segment revenue for 2015 and 2014 was $3,582 million and $1,592 million, respectively, an increase of $1,990 million, or 125%. The increase was primarily driven by the following factors:

•
the incremental product sales revenue of $1,596 million primarily from the Salix Acquisition (mainly driven by Xifaxan®, as well as Glumetza®, Uceris®, and Apriso® product sales), the acquisition of certain assets of Dendreon Corporation and other acquisitions. Of this increase, less than 20% was attributable to price increases implemented subsequent to such acquisitions (primarily related to Glumetza®). Salix wholesaler inventory levels were approximately 1.6 months as compared to our inventory levels with U.S. wholesalers for all branded products (excluding generic products) of approximately 1.4 months at December 31, 2015; and

•
an increase in product sales revenue from our existing business (excluding effects from 2014 and 2015 acquisitions, foreign currency and divestitures and discontinuations) of $440 million, primarily driven by increased volumes reflecting higher sales of (i) Jublia® (launched in mid-2014), (ii) the Retin-A® franchise (including the launch of RAM 0.08% in mid-2014), (iii) Onexton® (launched in the fourth quarter of 2014) and (iv) Arestin®.

These factors were partially offset by the unfavorable impact of foreign currencies on the existing business of $50 million primarily driven by the impact of a strengthening of the U.S. dollar against the Canadian dollar.
Branded Rx Segment Profit
The Branded Rx segment profit for 2016 and 2015 was $1,644 million and $2,008 million, respectively, a decrease of $364 million, or 18%. The decrease was primarily driven by the following factors:

•
a decrease in contribution from our existing business that includes decreases in contribution from (i) lower average realized pricing of $431 million and (ii) lower volumes of approximately $297 million; and

•	a decrease in contribution from the impact of divestitures and discontinuations of $17 million.
These factors were partially offset by:

•
an increase in contribution associated with the Salix Acquisition (primarily driven by Xifaxan®, as well as Uceris®, Apriso®, Relistor® and Zegerid® product sales) and other acquisitions of $285 million;

•	lower amortization of acquisition accounting adjustments related to inventories of $53 million; and

•
a decrease in operating expenses (excluding amortization and impairments of finite-lived intangible assets) of $39 million primarily related to lower advertising and promotional expenses to support the dermatology business.

The Branded Rx segment profit for 2015 and 2014 was $2,008 million and $1,061 million, respectively, an increase of $947 million, or 89%. The increase was primarily driven by the following factors:

•	an increase in contribution associated with the Salix Acquisition, the acquisition of certain assets of Dendreon Corporation and other acquisitions of $1,198 million; and

•
an increase in contribution from product sales from our existing business that includes increases in contribution from (i) higher average realized pricing of $141 million and (ii) higher volumes of approximately $248 million.

These factors were partially offset by the following factors:

•	an increase in operating expenses of $632 million, primarily driven by the Salix Acquisition, the acquisition of certain assets of Dendreon Corporation and other acquisitions; and

•	higher amortization of acquisition accounting adjustments related to inventories of $71 million.
U.S. Diversified Products Segment:
U.S. Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenues in U.S. dollars by product and product revenues as a percentage of segment revenue for 2016, 2015 and 2014.

	Years Ended December 31,						Change
	2016		2015		2014		2015 to 2016		2014 to 2015
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®(1)	$279	15%	$306	14%	$279	16%	$(27)	(9)%	$27	10%
Isuprel®(1)(3)	178	9%	224	10%	—	—%	(46)	(21)%	224	NM
Xenazine® US(1)	157	8%	223	10%	200	11%	(66)	(30)%	23	12%
Nitropress®(1)	130	7%	219	10%	—	—%	(89)	(41)%	219	NM
Cuprimine®(2)	104	5%	70	3%	37	2%	34	49%	33	89%
Zegerid® AG(1)	98	5%	—	—%	—	—%	98	NM	—	NM
Syprine®(3)	88	5%	89	4%	88	5%	(1)	(1)%	1	1%
Mephyton®(3)	56	3%	58	3%	43	2%	(2)	(3)%	15	35%
Migranal® AG(2)	54	3%	34	2%	16	1%	20	59%	18	113%
Aplenzin®(1)	42	2%	40	2%	14	1%	2	5%	26	186%
Other products	713	38%	967	42%	1,052	62%	(254)	(26)%	(85)	(8)%
Other Revenues	20	1%	32	1%	25	1%	(12)	(38)%	7	28%
The U.S. Diversified revenues	$1,919	100%	$2,262	100%	$1,754	100%	$(343)	(15)%	$508	29%
NM — Not meaningful
1 — These products currently face generic competition.
2 — We anticipate that these products will face a loss of exclusivity and/or generic competition in 2018.
3 — We anticipate that these products will face a loss of exclusivity and/or generic competition in 2017.
The U.S. Diversified segment revenue for 2016 and 2015 was $1,919 million and $2,262 million, respectively, a decrease of $343 million, or 15%. The decrease was primarily driven by the following factors:

•
a decline in product sales revenue from our existing business of $422 million, primarily driven by: (i) a decrease in volume of $299 million and (ii) a decrease in average realized prices of $123 million. The decrease in volume is primarily driven by generic competition to our Neurology products (Xenazine®, Mestinon®, Ammonul® and Sodium Edecrin®). The decrease in average realized prices is primarily attributable to our Neurology products and is the result of (i) higher managed care rebates, (ii) lower price appreciation credits and (iii) higher group purchasing organization chargebacks on Nitropress® and Isuprel®; and

•	the decrease in contribution from the impact of divestitures and discontinuations of $22 million.
These factors were partially offset by incremental product sales revenue related to the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon") (mainly driven by Isuprel® and Nitropress® product sales) and other acquisitions of $113 million.
The U.S. Diversified segment revenue for 2015 and 2014 was $2,262 million and $1,754 million, respectively, an increase of $508 million, or 29%. The increase was primarily driven by the following factors:

•
the incremental product sales revenue of $473 million related to the acquisition of certain assets of Marathon (mainly driven by Isuprel® and Nitropress® product sales) and other acquisitions, the majority of which was attributable to price increases implemented subsequent to these acquisitions (mainly driven by Isuprel® and Nitropress®); and

•
an increase in product sales revenue from our existing business of $135 million, primarily due to pricing actions taken in 2015 and partially offset by declines in volume, particularly in neurology as a result of generic competition.

These factors were partially offset by the decrease in contribution from the impact of divestitures and discontinuations of $107 million, including the divestiture of facial aesthetic fillers and toxins in the U.S. in the third quarter of 2014.
U.S. Diversified Products Segment Profit
The U.S. Diversified segment profit for 2016 and 2015 was $1,522 million and $1,785 million, respectively, a decrease of $263 million, or 15%. The decrease was primarily driven by the following factors:

•
a decrease in contribution from our existing business that includes decreases in contribution from (i) lower average realized pricing of $123 million and (ii) lower volumes of approximately $254 million; and

•	the decrease in contribution from the impact of divestitures and discontinuations $17 million.
These factors were partially offset by an increase in contribution associated with the Salix Acquisition (Zegerid® authorized generic product sales) and the acquisition of certain assets of Marathon (Nitropress® and Isuprel®) and other acquisitions of $106 million.
The U.S. Diversified segment profit for 2015 and 2014 was $1,785 million and $1,283 million, respectively, an increase of $502 million, or 39%. The increase was primarily driven by the following factors:

•	an increase in contribution associated with the acquisition of certain assets of Marathon and other acquisitions of $429 million; and

•
an increase in contribution from product sales from our existing business that includes an increase in contribution attributable to higher realized pricing of $421 million, partially offset by a decrease in contribution attributable to lower volumes of approximately $243 million.

These factors were partially offset by the impact of divestitures and discontinuations of $87 million which includes the divestiture of facial aesthetic fillers and toxins in the U.S. in the third quarter of 2014.
FOURTH QUARTER OF 2016 COMPARED TO FOURTH QUARTER OF 2015
The following table presents a summary of our unaudited quarterly results of operations and operating cash flows for the fourth quarter of 2016 and 2015.

	Quarter Ended December 31,		Change
	2016	2015	2015 to 2016
(in millions, except per share amounts)	Amount	Amount	Amount	Pct.
Revenue	$2,403	$2,758	$(355)	(13)%
Expenses	2,252	2,590	(338)	(13)%
Operating income	$151	$168	$(17)	(10)%
Net loss attributable to Valeant Pharmaceuticals International, Inc.	$(515)	$(385)	$(130)	34%
Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(1.47)	$(1.12)	$(0.35)	31%
Diluted	$(1.47)	$(1.12)	$(0.35)	31%
Net cash provided by operating activities	$513	$598	$(85)	(14)%
Results of Operations
Our revenue was $2,403 million and $2,758 million for the fourth quarter of 2016 and 2015, respectively, a decrease of $355 million, or 13%. The decrease was primarily driven by:

•a decrease in product sales from the existing business (excluding effects from acquisitions, foreign currency and divestitures and discontinuations) of $310 million primarily driven by (i) a decrease in average realized prices and (ii) a decrease in volume, particularly in neurology and dermatology;
•the unfavorable impact of foreign currency on the existing business, most notably the Egyptian pound, which, in November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to revenue generated from the Amoun business we acquired in October 2015, which represented approximately 2% of our total 2016 revenues. Further strengthening of the U.S. dollar and/or the devaluation of other countries' currencies could have a negative impact on our reported international revenue. Revenue outside the U.S. and Puerto Rico was approximately 35% of our total 2016 revenues; and
•the impact of divestitures and discontinuations of $16 million.
These decreases in revenues were partially offset by incremental product sales of $13 million from acquisitions.
Our operating income was $151 million and $168 million for the fourth quarter of 2016 and 2015, respectively, a decrease of $17 million, or 10%. The decrease was primarily driven by:
•a decrease in contribution margin as a result of the decline in product sales from the existing business discussed above;
•the unfavorable impact of foreign currency on existing business; and
•net incremental Goodwill impairment charges of $28 million as we completed step 2 of the goodwill testing for the third quarter of 2016, as discussed in Note 9, "INTANGIBLE ASSETS AND GOODWILL " to our audited Consolidated Financial Statements.
These decreases were partially offset by:
•lower Asset impairments of $125 million;
•a decrease in in-process R&D costs of $106 million primarily due to the $100 million upfront payment expensed in connection with the license of brodalumab (to be marketed as Siliq™ in the U.S.) in 2015;
•a decrease in SG&A expenses of $78 million primarily driven by a decrease in advertising and selling expenses; and
•a decrease in Restructuring and integration costs of $34 million as there were no significant acquisitions in 2016.
Net loss attributable to Valeant Pharmaceuticals International, Inc. for the fourth quarter was $515 million and $385 million for 2016 and 2015, respectively, an increase of $130 million. In addition to the increase in our operating loss of $17 million, the increase in Net loss attributable to Valeant Pharmaceuticals International, Inc. was primarily driven by increases in (i) Interest expense of $35 million, (ii) Foreign exchange loss and other of $43 million and (iii) Provision for income taxes of $33 million.
Cash Flows From Operations
Net cash provided by operating activities was $513 million and $598 million for the fourth quarter of 2016 and 2015, respectively, a decrease of $85 million, or 14%. The decrease was primarily driven by the decrease in contribution margin as a result of the decline in product sales from our existing business partially offset by lower cash operating expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Our primary sources of cash include: cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity. Our primary uses of cash include: funding ongoing operations, interest and principal payments, securities repurchases, restructuring activities and business development transactions. The following table displays summarized cash flow information for 2016, 2015 and 2014.

	Years Ended December 31,			Change
	2016	2015	2014	2015 to 2016		2014 to 2015
($ in millions)	Amount	Amount	Amount	Amount	Pct.	Amount	Pct.
Net (loss) income	$(2,408)	$(288)	$880	$(2,120)	736%	$(1,168)	NM
Adjustments to reconcile net (loss) income to net cash provided by operating activities	4,605	3,213	1,989	1,392	43%	1,224	62%
Changes in operating assets and liabilities	(110)	(668)	(557)	558	(84)%	(111)	20%
Net cash provided by operating activities	2,087	2,257	2,312	(170)	(8)%	(55)	(2)%
Net cash used in investing activities	(125)	(15,577)	(100)	15,452	(99)%	(15,477)	NM
Net cash (used in) provided by financing activities	(1,963)	13,624	(2,460)	(15,587)	NM	16,084	NM
Effect of exchange rate changes on cash and cash equivalents	(54)	(30)	(29)	(24)	80%	(1)	3%
Net (decrease) increase in cash and cash equivalents	(55)	274	(277)	(329)	NM	551	NM
Cash and cash equivalents, beginning of year	597	323	600	274	85%	(277)	(46)%
Cash and cash equivalents, end of year	$542	$597	$323	$(55)	(9)%	$274	85%
NM — Not meaningful
Operating Activities
Net cash provided by operating activities was $2,087 million and $2,257 million in 2016 and 2015, respectively, a decrease of $170 million, or 8%. The decrease is primarily attributable to:

•
lower operating cash flows generated from our existing business primarily attributable to the decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) in the Branded Rx segment and the U.S. Diversified segment. The decrease in contribution was primarily attributable to lower average realized pricing and lower volumes from our existing business of $652 million and $625 million, respectively, which was partially offset by incremental product sales from acquisitions of $735 million. The changes in our segment revenues and segment profits are discussed in detail in the previous section titled "Reportable Segment Revenues and Profits"; and

•
an increase in interest paid of $449 million due primarily to higher borrowings, resulting from the issuances of debt in connection with the Salix Acquisition and an increase in interest rates applicable to our term loans and revolving credit facility under our senior secured credit facilities as a result of the April 2016 amendment and the August 2016 amendment.

These factors were partially offset by:

•	payment of $168 million in the second quarter of 2015 for outstanding restricted stock that was accelerated in connection with the Salix Acquisition, which did not similarly occur in 2016;

•
lower payments of restructuring and integration costs of $216 million, primarily attributable to payments made in 2015 in connection with the Salix Acquisition, the acquisition of certain assets of Dendreon Corporation, and the B&L Acquisition; and

•
a decreased investment in working capital primarily related to (i) a true-up payment of $110 million, related to price appreciation credits, received in the first quarter of 2016 under a distribution service agreement with one of our wholesalers, (ii) the post-acquisition build up in trade receivables in 2015 related to the Salix Acquisition and the acquisition of certain assets of Marathon where minimal trade receivable balances were acquired, which did not similarly occur in 2016 and (iii) the impact of changes related to timing of payments and receipts in the ordinary course of business.

Net cash provided by operating activities was $2,257 million and $2,312 million in 2015 and 2014, respectively, a decrease of $55 million, or 2%. The decrease is primarily attributable to:

•
$398 million of cash proceeds in 2014 (which did not similarly occur in 2015), representing the return on our previous investment in PS Fund 1 from the appreciation in the Allergan share price and our right to 15% of the net profits realized by Pershing Square on the sale of Allergan shares. See Note 23, "PS FUND 1 INVESTMENT" to our audited Consolidated Financial Statements for further details;

•
an increased investment in working capital primarily related to (i) the post-acquisition build up in trade receivables for recent acquisitions (primarily the Salix Acquisition and the acquisition of certain assets of Marathon), where minimal trade receivable balances were acquired, (ii) higher payments related to interest and product sales provisions (such as managed care rebates, government rebates, and patient subsidies), (iii) slower account receivable collections in Russia and (iv) the impact of changes related to timing of payments and receipts in the ordinary course of business, partially offset by (v) changes in geographic and product mix, in particular the impact on receivables from lower product sales for the U.S. dermatology business in the month of December and (vi) true-up payments, related to price appreciation credits, received under our distribution service agreements;

•
payment of $168 million in the second quarter of 2015 for outstanding restricted stock that was accelerated in connection with the Salix Acquisition, which includes $3 million of related payroll taxes (recognized as a post-combination expense within Other expense (income)); and

•	a payment of approximately $25 million related to the AntiGrippin® litigation. (See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details.)
These factors were partially offset by:

•	the inclusion of cash flows in 2015 from all 2014 and 2015 acquisitions, including the Salix Acquisition and the acquisitions of certain assets of Marathon and Dendreon Corporation;

•	incremental cash flows from the continued growth of the existing business, including new product launches; and

•
lower payments related to restructuring, integration and other costs of $84 million primarily due to lower payments related to the B&L Acquisition, partially offset by payments made in 2015 related to the Salix Acquisition and the acquisition of certain assets of Dendreon Corporation.

Investing Activities
Net cash used in investing activities was $125 million in 2016 and was primarily attributable to:

•	uses of cash of $235 million related to purchases of property, plant and equipment;

•	uses of cash of $75 million, in the aggregate, related to purchases of a business (net of cash acquired) and intangible assets; and

•	reduction of cash of $30 million which resulted from the deconsolidation of Philidor in the first quarter of 2016.
These factors were partially offset by proceeds from sale of assets and businesses, net of costs to sell, of $199 million, in the aggregate, primarily related to the sale of a portfolio of neurology medical device products in the second quarter of 2016. See Note 4, "DIVESTITURES" to our audited Consolidated Financial Statements for further details.
Net cash used in investing activities was $15,577 million in 2015 and was primarily attributable to:

•
uses of cash of $15,526 million, in the aggregate, related to purchases of businesses (net of cash acquired) and intangible assets, primarily driven by the Salix Acquisition, the Sprout Acquisition, the Amoun Acquisition, and the acquisitions of certain assets of Marathon and Dendreon Corporation, in 2015; and

•	uses of cash of $235 million related to purchases of property, plant and equipment.
These factors were partially offset by net proceeds of $184 million from the net settlement of derivative contracts assumed as part of the Salix Acquisition.
Net cash used in investing activities was $100 million in 2014 and was primarily attributable to:

•
uses of cash of $1,281 million, in the aggregate, related to purchases of businesses (net of cash acquired) and intangible assets, primarily driven by the PreCision Acquisition and the acquisition of Solta Medical, Inc., in 2014; and

•	uses of cash of $292 million related to purchases of property, plant and equipment.
These factors were partially offset by net proceeds of $1,492 million, primarily attributable to cash proceeds of approximately $1,400 million for the divestiture of facial aesthetic fillers and toxins in the third quarter of 2014.
Financing Activities
Net cash used in financing activities was $1,963 million in 2016 and was primarily attributable to:

•
repayments of $2,436 million of amounts outstanding under our senior secured credit facilities. Of this amount, $1,841 million of term loan facilities was repaid, which consisted of (i) payments of the scheduled 2016 term loan amortization payments, resulting in an aggregate principal reduction of $556 million; (ii) final repayment of the maturities of the Series A-1 and Series A-2 Tranche A Term Loan Facilities, resulting in an aggregate principal reduction of $260 million; (iii) voluntary prepayments of the scheduled 2017 term loan amortization payments, resulting in an aggregate principal reduction of $610 million; (iv) $140 million of prepayments of term loans from asset sale proceeds; and (v) additional voluntary prepayments of $275 million, in the aggregate, that were applied pro rata across the Company's term loans (of which $125 million represented an estimate of the mandatory excess cash flow payment for the fiscal year ended December 31, 2015 based on preliminary 2015 results at the time). Repayments also include amounts under our revolving credit facility of $595 million;

•	payment of deferred consideration of $500 million in the first quarter in connection with the Sprout Acquisition;

•
payments of contingent consideration of $123 million primarily related to the developmental milestone payment of $50 million in the third quarter in connection with the FDA approval of Oral Relistor®; and

•	payments of $97 million, in the aggregate, in connection with the April 2016 amendment and the August 2016 amendment.
These factors were partially offset by net borrowings under our revolving credit facility of $625 million, which included $1,220 million of borrowing and repayments of $595 million.
Net cash provided by financing activities was $13,624 million in 2015 and was primarily attributable to:

•
aggregate net proceeds of approximately $16,490 million related to debt and equity issuances in the first nine months of 2015, which were utilized to fund the Salix Acquisition in the second quarter of 2015, consisting of (i) net proceeds of $10,000 million from the issuance of the senior notes in March 2015, (ii) net proceeds of $5,060 million, in the aggregate, from the issuance of incremental term loans under the Series A-4 Tranche A Term Loan Facility and the Series F Tranche B Term Loan Facility and (iii) net proceeds of $1,430 million from the issuance of common stock in March 2015;

•	net proceeds of $992 million from the issuance of the 5.50% Senior Notes due 2023 in the first quarter of 2015; and

•	net proceeds of $250 million from the issuance of incremental term loans under the Series A-3 Tranche A Term Loan Facility in the first quarter of 2015.
These factors were partially offset by:

•	uses of cash of $3,123 million related to the redemption of the convertible notes assumed in the Salix Acquisition in the third quarter of 2015;

•	uses of cash of $500 million in connection with the redemption of the December 2018 Notes in the first quarter of 2015;

•	uses of cash of $206 million related to payments of contingent consideration and deferred consideration; and

•	payments of $103 million financing costs primarily related to debt obtained in connection with the Salix Acquisition.
Net cash used in financing activities was $2,460 million in 2014 and was primarily attributable to:

•	net repayments of $1,302 million under our senior secured credit facilities; and

•	use of cash of $995 million in connection with the redemption of the 2017 Notes in October 2014 and the December 2018 Notes in December 2014.
See Note 11, "LONG-TERM DEBT" to our audited Consolidated Financial Statements for further details regarding the financing activities described above.

Debt and Liquidity
Long-term debt (including the current portion) decreased $1,242 million, or 4%, to $29,846 million as of December 31, 2016 as compared to December 31, 2015, primarily due to repayments under our senior secured credit facilities in 2016, partially offset by borrowings under our revolving credit facility in the first quarter of 2016 to fund the $500 million payment of deferred consideration in connection with the Sprout Acquisition and for general corporate purposes. See "—Cash Flows" above and Note 11, "LONG-TERM DEBT" to our audited Consolidated Financial Statements for further details regarding our long-term debt.
The senior notes issued by us are our senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that is a guarantor under our senior secured credit facilities. The senior notes issued by our subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by us and each of our subsidiaries (other than Valeant) that is a guarantor under our senior secured credit facilities. Certain of the future subsidiaries of the Company and Valeant may be required to guarantee the senior notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $3,337 million and total liabilities of $1,408 million as of December 31, 2016, and revenues of $1,632 million and operating income of $125 million for the year ended December 31, 2016.
Our primary sources of liquidity are our cash, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the twelve months from the issuance of this annual report on this Form 10-K and beyond. To the extent necessary or desirable, we may seek additional debt financing, issue additional equity or equity-linked securities or sell assets to finance our operations, provide additional working capital to fund growth or for general corporate purposes. We have commitments approximating $65 million for capital expenditures. We currently expect the volume and size of acquisitions to be much lower in 2017 and the foreseeable future as compared to prior periods, as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by the April 2016 amendment to our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio.
On November 8, 2016, Moody’s downgraded our corporate credit rating to B3 from B2. On March 31, 2016, Moody's downgraded the Company's corporate credit rating to B2 from B1 and on March 15, 2016, downgraded it to B1 from Ba3. On June 8, 2016, Standard & Poor’s affirmed our current corporate credit rating of B and removed the Company from its "CreditWatch" status. On April 14, 2016, Standard & Poor’s downgraded the Company's corporate credit rating to B from B+ and on October 30, 2015, downgraded it to B+ from BB-. Any downgrade or further downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital. See Item 1A “Risk Factors — Debt-Related Risks —We have incurred significant indebtedness, which restricts the manner in which we conduct business” of this Form 10-K. The current outlooks and credit ratings from Moody's and Standard & Poor's for certain of our outstanding obligations are as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B3	Ba3	Caa1	Negative
Standard & Poor’s	B	BB-	B-	Stable
As of December 31, 2016, we were in compliance with all of the covenants under the agreements governing our outstanding debt. The delay in filing our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) resulted in a violation of covenants contained in our Credit Agreement and indentures, for which we received several notices of default in April 2016 in respect of certain series of our senior notes. All defaults under the Credit Agreement resulting from the failure to timely deliver the 2015 Form 10-K were waived by the requisite lenders under our Credit Agreement by the April 2016 amendment, and the 2015 Form 10-K was filed within the extended timeframe granted to us as part of that amendment and waiver. The default under our indentures arising from the failure to timely file the 2015 Form 10-K was cured in all respects by the filing of the 2015 Form 10-K on April 29, 2016. In addition, the Company's delay in filing the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016 Form 10-Q”) resulted in a violation of covenants contained in the Company's indentures, for which the Company received a notice of default in May 2016 and an additional notice of default in June 2016 in respect of certain series of our senior notes. Any defaults under the Credit Agreement resulting from the failure to timely deliver the March 31, 2016 Form 10-Q were waived by the requisite lenders under the Credit Agreement by the April 2016 amendment and the March 31, 2016 Form 10-Q was filed within the extended timeframe granted to the Company as part of that amendment and waiver. The default under the Company’s and Valeant's indentures arising from the failure to timely file the March 31, 2016 Form 10-Q was cured in all respects by the filing of the March 31, 2016 Form 10-Q on June 7, 2016. See Note 11, "LONG-TERM DEBT" to our audited Consolidated Financial Statements for further details regarding the amendment and waiver to our Credit Agreement and these notices of default.

The Company’s Senior Secured Credit Facilities contain specified quarterly financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio). As of December 31, 2016, the Company was in compliance with all financial maintenance covenants related to the Company’s outstanding debt. The Company continues to take steps to reduce its debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with these financial maintenance covenants after taking into consideration the effect of the divestitures of certain skincare products, for which regulatory approval has been received and is expected to close in early March 2017, and Dendreon, which is expected to be consummated in the first half of 2017. In the event that the divestiture of certain skincare products does not close as anticipated, or the Company performs below its forecasted levels, the Company will implement certain cost-efficiency initiatives, such as rationalization of SG&A and R&D spend, which would allow the Company to continue to comply with the financial maintenance covenants. Absent the impact of the actions described above, we would not comply with those financial maintenance covenants.
In addition, the Company is considering taking other actions, including seeking to amend its Senior Secured Credit Facilities or divesting other businesses as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants during the twelve-month period following the date of issuance of the financial statements and address future debt maturities.
If we perform below our forecasted levels and the actions referenced above are not effective in reducing our secured debt levels or increasing adjusted EBITDA, we would fail to comply with one or both of these financial maintenance covenants. In that instance, we would be in default, and our lenders would be permitted to accelerate our debt unless we could obtain an amendment. If our debt was accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot assure you that we will be able to obtain a refinancing.
Details regarding the financial maintenance covenants in our Senior Secured Credit Facilities can be found in our Credit Agreement (and amendments thereto), which are incorporated by reference as exhibits to this Form 10-K. The Company is required to maintain a secured leverage ratio as of the last day of each quarter of 2.50 to 1.00 or less. The Company is required to maintain an interest coverage ratio as of the last day of each quarter of at least 2.00 to 1.00 for all fiscal quarters ending on or after September 30, 2016, pursuant to the amendment to our Credit Agreement on August 23, 2016 (the “August 2016 amendment"). See Note 11, "LONG-TERM DEBT" to our audited Consolidated Financial Statements for further details related to the August 2016 amendment to our Credit Agreement. Prior to the effectiveness of the August 2016 amendment, the minimum interest coverage maintenance covenant was 2.75 to 1.00 through the financial quarter ending March 31, 2017, and then 3.00 to 1.00 for each quarter thereafter. The Company's compliance with its financial maintenance covenants under the Credit Agreement is calculated using its "Consolidated Adjusted EBITDA" (as defined in the Credit Agreement) for the four quarter period then ended. Under the terms of the Credit Agreement, the calculation of Consolidated Adjusted EBITDA adds back certain agreed upon expenses and charges, subtracts certain agreed upon non-cash gains and may include certain pro forma adjustments for acquisitions and divestitures. When calculating the expected interest coverage ratio pursuant to the Credit Agreement, the Company takes into account the pro forma interest treatment for debt payments provided for in the Credit Agreement.
Any future inability to comply with these financial maintenance and other covenants could lead to a default or an event of default under the terms of our Credit Agreement or the indentures, for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Credit Agreement and holders of our senior notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
We continue to consider optional prepayments of our long-term debt or purchases of such debt in privately negotiated or open market transactions.
Securities Repurchase Programs
See Note 13, "SHAREHOLDERS' EQUITY" to our audited Consolidated Financial Statements for further details regarding our various securities repurchase programs.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.

The following table summarizes our contractual obligations as of December 31, 2016 for the periods presented:

(in millions)	Total	2017	2018 and 2019	2020 and 2021	Thereafter
Long-term debt obligations, including interest	$38,976	$1,757	$9,187	$13,375	$14,657
Operating lease obligations	440	87	125	81	147
Capital lease obligations	26	3	7	7	9
Purchase obligations(1)(2)(3)	605	428	128	47	2
Total contractual obligations	$40,047	$2,275	$9,447	$13,510	$14,815

(1)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding and include obligations for minimum inventory and capital expenditures, and outsourced information technology, product promotion and clinical research services.

(2)
Does not include 2017 purchase obligations of $38 million related to Dendreon Pharmaceuticals Inc. On January 9, 2017, Valeant entered into a definitive agreement to sell all of the outstanding equity interests in Dendreon Pharmaceuticals Inc. See Note 24, "SUBSEQUENT EVENTS" to our audited Consolidated Financial Statements for further details.

(3)
Does not include a disputed contractual term in connection with the Sprout Acquisition to expend $200 million of SG&A, marketing and R&D expenses, in support of the Addyi® product line during the period January 1, 2016 through June 30, 2017.

The above table does not reflect (i) contingent payments related to contingent milestone payments to third parties as part of certain development, collaboration and license agreements and (ii) acquisition-related contingent consideration. See Note 21, "COMMITMENTS AND CONTINGENCIES" to our audited Consolidated Financial Statements for further details related to these contingent payments.
Also excluded from the above table is a liability for uncertain tax positions totaling $185 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “VRX”.
At February 23, 2017, we had 347,839,513 issued and outstanding common shares. In addition, as of February 23, 2017, we had 4,036,698 stock options and 2,686,632 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 1,744,139 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 3,111,620 common shares could be issued upon vesting of the performance-based RSUs outstanding.
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
Foreign Currency Risk
In the year ended December 31, 2016, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars.  We have exposure to multiple foreign currencies, including, among others, the Euro, Canadian dollar, Chinese yuan, Australian dollar, and Japanese yen. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to Amoun, which we acquired in October 2015, and which represented approximately 2% of our total 2016 revenues.  In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2016, a 1% change in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $40 million.
As of December 31, 2016, the unrealized foreign exchange loss on the translation of the remaining principal amount of the senior secured credit facilities and the senior notes was approximately $1,868 million and $2,117 million, respectively, for Canadian income tax purposes. Additionally, as of December 31, 2016, the unrealized foreign exchange gain on certain intercompany balances was equal to $796 million. One-half of any realized foreign exchange gain or loss will be included in our Canadian taxable income. Any resulting gain will result in a corresponding reduction in our available Canadian Non-Capital Losses, Scientific Research and Experimental Development Pool, and/or Investment Tax Credit carryforward balances. However, the repayment of the senior secured credit facilities and the intercompany loans denominated in U.S. dollars does not result in a foreign exchange gain or loss being recognized in our consolidated financial statements, as these statements are prepared in U.S. dollars.
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
As of December 31, 2016, we had $17,777 million and $10,814 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in Euros. The estimated fair value of our issued fixed rate debt as of December 31, 2016, including the debt denominated in Euros, was $15,513 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $609 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $644 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $108 million in our consolidated statements of (loss) income and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
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
Revenue Recognition
We recognize product sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured, and the price to the buyer is fixed or determinable, the timing of which is based on the specific contractual terms with each customer. Delivery occurs when title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. As such, we generally recognize revenue on a sell-in basis (i.e., record revenue upon delivery); however, based upon specific terms and circumstances, we have determined that, for arrangements with certain retailers and third parties, revenue should be recognized on a sell-through basis (i.e. record revenue when products are dispensed to patients). In evaluating the proper revenue recognition for sales transactions, we consider all relevant factors, including additional discounts or extended payment terms which we grant to certain customers, often near the end of fiscal quarterly periods.

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
Product Sales Provisions
The following table presents the activity and ending balances for our product sales provisions for each of the last three years.

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2014	$91	$226	$567	$79	$46	$1,009
PreCision Acquisition	4	21	31	2	—	58
Current year provision	423	296	1,249	985	438	3,391
Payments or credits	(392)	(163)	(1,154)	(878)	(399)	(2,986)
Reserve balance, December 31, 2014	126	380	693	188	85	1,472
Salix Acquisition	—	120	212	65	—	397
Current year provision	614	482	2,157	1,736	227	5,216
Payments or credits	(637)	(355)	(2,160)	(1,718)	(200)	(5,070)
Reserve balance, December 31, 2015	103	627	902	271	112	2,015
Current year provision	789	460	2,521	2,318	423	6,511
Payments or credits	(768)	(379)	(2,526)	(2,316)	(338)	(6,327)
Reserve balance, December 31, 2016	$124	$708	$897	$273	$197	$2,199
Use of Information from External Sources
To the extent possible, we use information from external sources to estimate our product sales provisions. We have data sharing agreements with the three largest wholesalers in the U.S. Where we do not have data sharing agreements, we use third party data to estimate the level of product inventories and product demand at wholesalers and retail pharmacies. Third party data with respect to prescription demand and wholesaler inventory levels are subject to the inherent limitations of estimates that rely on information from external sources, as this information may itself rely on certain estimates and reflect other limitations.
Our distribution agreements with the three largest wholesalers in the U.S. contain target inventory levels between ½ and 2 months' supply of our products, calculated using historical demand. Wholesaler inventory levels can fluctuate based on changes in demand, such as the launch of a new product. The inventory data from these wholesalers is provided to us in the aggregate rather than by specific lot number, which is the level of detail that would be required to determine the original sale date and remaining shelf life of the inventory.
Cash Discounts and Allowances
We offer cash discounts for prompt payment and allowances for volume purchases to customers. Provisions for cash discounts are estimated at the time of sale and recorded as direct reductions to trade receivables and revenue. We estimate provisions for cash discounts and allowances based on contractual sales terms with customers, an analysis of unpaid invoices, and historical payment experience. Estimated cash discounts and allowances have historically been predictable and less subjective, due to the limited number of assumptions involved, the consistency of historical experience, and the fact that we generally settle these amounts within one month of incurring the liability.
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
In determining our estimates for returns, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimates. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make the appropriate changes to our estimates and assumptions as new information becomes available to us. A change of 1% in the estimated return rates would have impacted our pre-tax earnings by approximately $101 million for the year ended December 31, 2016.
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

Rebates and Chargebacks
We are subject to rebates on sales made under governmental and managed-care pricing programs in the U.S.  We participate in state government-managed Medicaid programs, as well as certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating government entities. Medicaid rebates are generally billed 45 days after the quarter, but can be billed up to 270 days after the quarter in which the product is dispensed to the Medicaid participant. As a result, our Medicaid rebate reserve includes an estimate of outstanding claims for end-customer sales that occurred but for which the related claim has not been billed and/or paid, and an estimate for future claims that will be made when inventory in the distribution channel is sold through to plan participants. Our calculation also requires other estimates, such as estimates of sales mix, to determine which sales are subject to rebates and the amount of such rebates. A change of 1% in the volume of product sold through to Medicaid plan participants would have impacted our pre-tax earnings by approximately $91 million for the year ended December 31, 2016. Quarterly, we adjust the Medicaid rebate reserve based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of that reserve for several periods.
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Accordingly, we generally assume that adjustments made to rebate provisions relate to sales made in the prior years due to the delay in billing. However, we assume that adjustments made to chargebacks are generally related to sales made in the current year, as we settle these amounts within a few months of original sale. Our adjustments to actual in 2016, 2015 and 2014 were not material to our revenues or earnings.
Patient Co-Pay Assistance programs, Consumer Rebates and Loyalty Programs are rebates we offer on many of our products. Patient Co-Pay Assistance Programs are patient discount programs we offer in the form of coupon cards or point of sale discounts which patients receive certain discounts off their prescription at participating pharmacies, as defined by the specific product program. We generally account for these programs by establishing an accrual based on our estimate of the discount, rebate and loyalty incentives attributable to a sale. We accrue our estimates on historical experience and other relevant factors. We adjust our accruals periodically throughout each quarter based on actual experience and changes in other factors, if any, to ensure the balance is fairly stated. The reserve balance for Patient Co-Pay Assistance, Consumer Rebates and Loyalty Programs was $163 million, $111 million and $110 million as of December 31, 2016, 2015 and 2014, respectively.
Distribution Fees
We sell product primarily to wholesalers, and in some instances to large pharmacy chains such as CVS and Wal-Mart. We have entered into Distribution Services Agreements ("DSAs") with several large wholesale customers such as McKesson, AmerisourceBergen Corporation, Cardinal, and McKesson Specialty. Under the DSA agreements, the wholesalers agree to provide services, and we pay contracted DSA distribution service fees for these services based on product volumes. Additionally, price appreciation credits are generated when we increase a product’s WAC under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits are used to offset against the total distribution service fees we pay on all of our products to each wholesaler. Net revenue on these credits is recognized on the date that the wholesaler is notified of the price increase. The net revenue impact from such price appreciation credits for the years ended December 31, 2016, 2015 and 2014 was $13 million, $171 million and $53 million, respectively (such amounts are reflected in the table above as a deduction to the distribution fees).

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
Indefinite-lived intangible assets, including IPR&D and the B&L corporate trademark, are tested for impairment annually, or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. In particular, we will continue to monitor closely the progression of our R&D programs, including latanoprostene bunod (which represent a large portion of our IPR&D asset balance), as their likelihood of success is contingent upon the achievement of future milestones. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Key Initiatives — Internal Capital Allocation and Operating Efficiencies” for additional information regarding our R&D programs.
Goodwill
Goodwill is not amortized but is tested for impairment at least annually as of October 1st at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair values of all reporting units using a discounted cash flow model which utilizes Level 3 unobservable inputs.
The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.
The Company forecasted cash flows for each of its reporting units and took into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipated future economic conditions. Revenue growth rates inherent in these forecasts were based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to the Company's product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
Commencing in the third quarter of 2016, we operate in three operating and reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The Bausch + Lomb/International segment consists of the following reporting units: (i) U.S. Bausch + Lomb and (ii) International. The Branded Rx segment consists of the following reporting units: (i) Salix, (ii) Dermatology, (iii) Canada and (iv) Branded Rx Other. The U.S. Diversified Products segment consists of the following reporting units: (i) Neurology and other and (ii) Generics.
Prior to the change in operating and reportable segments in the third quarter of 2016, we operated in two operating and reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consisted of four reporting units based on geography, namely (i) U.S., (ii) Canada and Australia, (iii) Western Europe and (iv) Japan. The Emerging Markets segment consisted of three reporting units based on geography, namely (i) Central and Eastern Europe, Middle East and Africa, (ii) Latin America and (iii) Asia.
As a result of the change in segment structure and reporting units, goodwill was reassigned to the current reporting units using a relative fair value approach. Goodwill previously reported in the former U.S. reporting unit, after adjustment of impairment as described below, was reassigned, using a relative fair value approach, to the U.S. Bausch + Lomb, Salix, Dermatology, Branded Rx Other, Neurology and other, and Generics reporting units. Similarly, goodwill previously reported in the former Canada and Australia reporting unit was reassigned to the Canada and the International reporting units using a relative fair value approach. Finally, goodwill previously reported in the remaining former reporting units were reassigned to the International reporting unit.
Due to the change in the reporting units, we conducted goodwill impairment analyses under the former reporting unit structure immediately prior to the change, as well as under the current reporting unit structure subsequent to the change. We estimated the fair value of each of its reporting units using a discounted cash flow analysis approach, which utilized unobservable inputs. These calculations contain uncertainties as they require management to make assumptions about future cash flows, the appropriate discount rate and growth rate to reflect the risk inherent in the future cash flows. The estimated future cash flows reflect management's latest assumptions of the revenue projections based on current and anticipated competitive landscape, timing of patent or regulatory exclusivity and estimated timing of generic entries, and product profitability based on historical trends. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on the Company's results of operations. As a result of the analyses performed in the third quarter, we determined that goodwill associated with the U.S. reporting unit under the previous unit structure and goodwill associated the Salix reporting unit under the current unit structure was impaired. As a result, the Company proceeded to perform step two of the goodwill impairment test for these reporting units and determined that the carrying value of goodwill for these two units exceeded their respective implied fair values. However as the estimate of fair value is complex and requires significant amounts of time and judgment, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Under these circumstances, accounting guidance requires that a company recognize an estimated impairment charge if management determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. Consequently, using its best estimates the Company recorded goodwill impairment charges of $1,049 million associated with these reporting units as of September 30, 2016. In the fourth quarter, step two testing was completed and the Company concluded that the excess of the carrying values of unadjusted goodwill over the implied values as of September 30, 2016 determined for these two reporting units separately was $1,077 million, in aggregate, and recognized an incremental goodwill impairment charge of $28 million for the fourth quarter of 2016.
Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2016 and determined that the carrying value of the Salix reporting unit exceeded its fair value and as a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit. After completing step two of the impairment testing, the Company determined that the carrying value of the unit's goodwill did not exceed its implied fair value and therefore, no impairment was identified to the goodwill of the Salix reporting unit. As of the date of testing the Salix reporting unit had a carrying value of $14,087 million, an estimated fair value of $10,319 million and goodwill with a carrying value of $5,128 million. The Company's remaining reporting units passed step one of the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and therefore there was no impairment to goodwill. The Company determined that no events occurred or circumstances changed during the period of October 1, 2016 through December 31, 2016 that would indicate that the fair value of a reporting unit may be below its carrying amount, except for the Salix reporting unit. During the period of October 1, 2016 through December 31, 2016, there were no changes in the facts and circumstances which would suggest that goodwill of the Salix reporting unit was further impaired. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2016, the date of testing. The fair value of each reporting unit exceeded its to its carrying value by more than 15%, except for the Salix reporting unit as discussed above.
As discussed above the Company estimated the fair value of each reporting unit using an income approach which values the unit based on the future cash flows expected from that reporting unit. Future cash flows are based on forward-looking information regarding market share and costs for each reporting unit and are discounted using an appropriate discount rate. Future discounted cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.
The discounted cash flow model used in the Company’s income approach relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company applies an in perpetuity growth assumption and discount factor to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value.
The Company forecasted cash flows for each of its reporting units and took into consideration economic conditions and trends, estimated future operating results, management’s view of growth rates and product lives, and anticipated future economic conditions. Revenue growth rates inherent in these forecasts were based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product evolution. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to the Company's product portfolio, changes in government legislation, product evolutions, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
See Note 9, "INTANGIBLE ASSETS AND GOODWILL " and Note 22, "SEGMENT INFORMATION" to our audited Consolidated Financial Statements for further details on the goodwill impairment recognized in 2016 and for the change in segments.
Contingencies
In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities, and tax matters. Other than loss contingencies that are assumed in business combinations for which we can reliably estimate the fair value, we are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies, and consultation with our legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition, and cash flows. See Note 20, "LEGAL PROCEEDINGS" to our audited Consolidated Financial Statements for further details regarding our current legal proceedings.
Income Taxes
We have operations in various countries that have differing tax laws and rates. Our tax structure is supported by current domestic tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by domestic and foreign tax authorities. Our effective tax rate may change from year to year based on changes in the mix of activities and income earned under our intercompany arrangements among the different jurisdictions in which we operate, changes in tax laws in these jurisdictions, changes in tax treaties between various countries in which we operate, changes in our eligibility for benefits under those tax treaties, and changes in the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate on all or a portion of our income and/or any of our subsidiaries.

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
NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2016) is contained in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our audited Consolidated Financial Statements.
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

These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to reduce debt levels; the impact of our distribution, fulfillment and other third party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; general market conditions; our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes; our ability to meet the financial and other covenants contained in our Credit Agreement and indentures; and our impairment assessments, including the assumptions used therein and the results thereof.
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

•
our ability to manage the transition to our new management team (including our new Chairman and Chief Executive Officer, new Chief Financial Officer, new General Counsel, new Corporate Controller and Chief Accounting Officer and new Chief Quality Officer), the success of new management in assuming their new roles and the ability of new management to implement and achieve the strategies and goals of the Company as they develop;

•	our ability to manage the transition to our new Board of Directors and the success of these individuals in their new roles as members of the Board of Directors of the Company;

•	the impact of the changes in and reorganizations to our business structure, including changes to our operating and reportable segments;

•
the effect of the misstatements identified in, and the resultant restatement of, certain of our previously issued financial statements and results; the material weaknesses in our internal control over financial reporting that were identified by the Company; and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that has arisen or may arise as a result;

•
the effectiveness of the measures implemented to remediate the material weaknesses in our internal control over financial reporting that were identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our results and the impact such measures may have on the Company and our businesses;

•
potential additional litigation and regulatory investigations (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity and reputational harm on our Company, products and business that may result from the recent public scrutiny of our distribution, marketing, pricing, disclosure and accounting practices and from our former relationship with Philidor, including any claims, proceedings, investigations and liabilities we may face as a result of any alleged wrongdoing by Philidor and/or its management and/or employees;

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, the U.S. Senate Special Committee on Aging, the U.S. House Committee on Oversight and Government Reform and the State of North Carolina Department of Justice) and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

•
pricing decisions that we have implemented, or may in the future, elect to implement (whether as a result of recent scrutiny or otherwise, such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products, the decision to take no pricing adjustments on our dermatology and ophthalmology products in 2016, the Patient Access and Pricing Committee’s commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which will be responsible for the pricing of our drugs);

•
legislative or policy efforts, including those that may be introduced and passed by the Republican-controlled Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA"), and the results thereof, such as the inspections by the FDA of the Company's facilities in Tampa, Florida and Rochester, New York, and the results thereof;

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any future financial statements or other filings and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

•
our substantial debt (and potential additional future indebtedness) and current and future debt service obligations, our ability to reduce our outstanding debt levels in accordance with our stated intention and the resulting impact on our financial condition, cash flows and results of operations;

•
our ability to meet the financial and other covenants contained in our Credit Agreement, indentures and other current or future debt agreements and the limitations, restrictions and prohibitions such covenants impose or may impose on the way we conduct our business, prohibitions on incurring additional debt if certain financial covenants are not met, limitations on the amount of additional debt we are able to incur where not prohibited, and restrictions on our ability to make certain investments and other restricted payments;

•	any further downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2017 or beyond, which could lead to, among other things, (i) a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or indentures, and/or (ii) impairment in the goodwill associated with certain of our reporting units (including our Salix reporting unit) or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products (in particular, our Addyi® product) or other intangible assets;

•
the pending and additional divestitures of certain of our assets or businesses and our ability to successfully complete any such divestitures on commercially reasonable terms and on a timely basis, or at all, and the impact of any such pending or future divestitures on our Company, including the reduction in the size or scope of our business or market share, loss of revenue, any loss on sale, including any resultant write-downs of goodwill, or any adverse tax consequences suffered as a result of any such divestitures;

•
our shift in focus to much lower business development activity through acquisitions for the foreseeable future as we focus on reducing our outstanding debt levels and as a result of the restrictions imposed by our Credit Agreement that restrict us from, among other things, making acquisitions over an aggregate threshold (subject to certain exceptions) and from incurring debt to finance such acquisitions, until we achieve a specified leverage ratio;

•
the uncertainties associated with the acquisition and launch of new products (such as our Addyi® product and our recently approved Siliq™ product (brodalumab)), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

•
our ability to retain, motivate and recruit executives and other key employees, including subsequent to retention payments being paid out and as a result of the reputational challenges we face and may continue to face;

•	our ability to implement effective succession planning for our executives and key employees;

•	the challenges and difficulties associated with managing a large complex business, which has, in the past, grown rapidly;

•
our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;

•
our ability to effectively operate, stabilize and grow our businesses in light of the challenges that the Company currently faces, including with respect to its substantial debt, pending investigations and legal proceedings, scrutiny of our pricing, distribution and other practices, reputational harm and limitations on the way we conduct business imposed by the covenants in our Credit Agreement, indentures and the agreements governing our other indebtedness;

•
the success of our recent and future fulfillment and other arrangements with Walgreen Co. ("Walgreens"), including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, pharmacy benefit managers ("PBMs"), third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, and our ability to successfully negotiate any improvements to our arrangements with Walgreens;

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

•
our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries, including the impact on such matters of the proposals published by the Organization for Economic Co-operation and Development ("OECD") respecting base erosion and profit shifting ("BEPS") and various corporate tax reform proposals being considered in the U.S.;

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

•
the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering and operating in new and different geographic markets (including the challenges created by new and different regulatory regimes in such countries and the need to comply with applicable anti-bribery and economic sanctions laws and regulations);

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

•	our ability to reduce or maintain wholesaler inventory levels in certain countries, such as Russia and Poland, in-line with our targeted levels for such markets;

•	our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

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

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company and that may in the future be acquired by the Company (once the additional limitations in our Credit Agreement restricting our ability to make acquisitions are no longer applicable and to the extent we elect to resume business development activities through acquisitions), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, the risks associated with the acquired companies, businesses and products and our ability to achieve the anticipated benefits and synergies from such acquisitions and integrations, including as a result of cost-rationalization and integration initiatives. Factors impacting the achievement of anticipated benefits and synergies may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions;

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

•	the mandatory or voluntary recall or withdrawal of our products from the market and the costs associated therewith;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products (such as our Addyi® product and our recently approved Siliq™ product (brodalumab)), which could lead to material impairment charges;

•
the results of management reviews of our research and development portfolio (including following the receipt of clinical results or feedback from the FDA or other regulatory authorities), which could result in terminations of specific projects which, in turn, could lead to material impairment charges;

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

•
the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and potential repeal or amendment thereof and other legislative and regulatory healthcare reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;

•
the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to the Company and its business and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to the Company or its businesses or products;

•
the impact of changes in federal laws and policy under consideration by the new administration and Congress, including the effect that such changes will have on fiscal and tax policies, the potential repeal of all or portions of the Health Care Reform Act, international trade agreements and policies and policy efforts designed to reduce patient out-of-pocket costs for medicines (which could result in new mandatory rebates and discounts or other pricing restrictions);

•
potential ramifications, including legal sanctions and/or financial penalties, relating to the restatement by Salix Pharmaceuticals, Ltd. ("Salix") of its historical financial results prior to our acquisition of Salix in April 2015;

•	illegal distribution or sale of counterfeit versions of our products;

•	interruptions, breakdowns or breaches in our information technology systems; and

•
risks in “Risk Factors” in Item 1A in this Form 10-K and risks detailed from time to time in our filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Form 10-K, under Item 1A. "Risk Factors" and in the Company's other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation of Previous Material Weaknesses in Internal Control Over Financial Reporting
Management previously identified and disclosed material weaknesses in the Company’s internal control over financial reporting related to tone at the top and non-standard revenue transactions. Specifically:

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

The Company is committed to maintaining a strong internal control environment and to ensuring that a proper, consistent tone is communicated throughout the organization, including the implementation of processes and controls to ensure strict compliance with generally accepted accounting principles. The Company has taken steps to affect a proper tone through changes in our personnel, including hiring new members of the management team for the positions of Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Controller and Chief Accounting Officer and Chief Quality Officer, and appointing new members to the Board of Directors. The Company increased communication and training to employees regarding the ethical values of the Company, the requirement to comply with laws, Company policies and the Code of Conduct and the importance of accurate and transparent financial reporting. The following actions have been implemented:

•
The Company engaged a third party to conduct an enterprise risk review, which included a review of the Company’s tone at the top. The Company has implemented the related recommendations to promote an appropriate tone at the top that demonstrates a commitment to integrity and ethical values and a robust internal control environment supporting mitigation of risks of inappropriate behavior, accounting errors or irregularities, and promotes appropriate disclosures.

•
Officers and employees with roles and responsibilities with respect to proper revenue recognition accounting and the Company’s internal control over financial reporting framework participated in Company-sponsored training programs.

•
The Company has and will continue to prepare and periodically distribute to all applicable personnel a communication emphasizing the importance of appropriate behavior and “Tone at the Top” with respect to accurate financial reporting and adherence to the Company’s internal control over financial reporting framework and accounting policies.

•
The Audit and Risk Committee conducted quarterly private sessions with the Company’s business unit leaders and their Vice Presidents in the Finance and Accounting areas to ensure a candid and timely dialogue regarding accounting and financial reporting matters, including but not limited to significant unusual transactions and the business purposes thereof, significant changes in business terms and/or conditions, tone at the top and the level of senior management pressure to meet key performance measures.

•
Independent Board members periodically attended the Company’s planning and forecasting telephone conferences and the Company’s periodic business reviews to monitor any tone at the top, management override, corporate governance, internal control, and accounting and financial reporting issues.

Additionally, the Company has and will continue to reinforce the importance of adherence to established internal controls and Company policies and procedures through other formal communications, town hall meetings and other employee trainings.
To address the material weakness related to non-standard revenue transactions, the Company implemented processes and controls over such transactions including:

•	New controls related to review, approval, accounting and disclosure of non-standard revenue transactions, including those at or near quarter end.

•	Conducted training for business unit leaders and relevant accounting personnel related to revenue recognition for non-standard revenue transactions.
The Company has completed the documentation and testing of the corrective actions described above and, as of December 31, 2016, has concluded that the remediation activities implemented are sufficient to conclude that the previously disclosed material weaknesses have been remediated as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were changes to our internal control over financial reporting that occurred during our fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, related to the implementation of the new controls over non-standard revenue transactions referenced in the section Remediation of Previous Material Weaknesses in Internal Control Over Financial Reporting.
Item 9B.    Other Information
Amended Claw Back Policy
On February 22, 2017, the Company amended its claw back policy (which previously permitted the Board to claw back certain incentive compensation from executives in the event of certain material financial restatements as a result of such executive’s knowing or intentional fraudulent or illegal misconduct) to provide that the Board of Directors may exercise its discretion to require any employee who receives equity-based compensation to reimburse bonus, incentive or equity-based compensation awarded to such employees beginning in 2017 in the event of:

•	a material restatement or adjustment to the Company’s financial statements as a result of such employee’s knowing or intentional fraudulent or illegal misconduct; or

•
such employee’s detrimental conduct that has caused material financial, operational or reputational harm to the Company, including (i) acts of fraud or dishonesty during the course of employment; (ii) improper conduct that causes material harm to the Company or its affiliates; (iii) improper disclosure of confidential material that causes material harm to the Company or its affiliates; (iv) the commission of a felony or crime of comparable magnitude that subject the Company to material reputational harm; (v) commission of an act or omission that cause a violation of federal or other applicable securities law; or (vi) gross negligence in exercising supervisory authority.

Following a material restatement or adjustment of the Company’s financial statements, the compensation subject to claw back is the amount in excess of what would have been awarded based on the corrected performance measures, calculated on a pre-tax basis.  If the financial reporting measure applicable to the incentive or equity-based compensation is a stock price or total shareholder return measure, the Board of Directors has broad authority to estimate the effect of the financial restatement on the Company’s share price in calculating recoverable compensation.  In the case of detrimental conduct, the Board of Directors has the ability to recover all incentive compensation.
The Company may not indemnify any covered employee, directly or indirectly, for any losses incurred in connection with the recovery of any compensation under the policy, including through the payment of insurance premiums, gross-up payments or supplemental payments.  The policy will continue to apply to covered employees even after they cease to be employed by the Company.
The claw back policy will be posted on the Company’s website.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information included in the 2017 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information included in the 2017 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information included in the 2017 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information included in the 2017 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2016 and 2015 is incorporated herein by reference from information included in the 2017 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Documents filed as a part of the report:

(1)	The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof.

(2)	Schedule II — Valuation and Qualifying Accounts.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts expressed in millions of U.S. dollars)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2016
Allowance for doubtful accounts	$67	$57	$(22)	$(22)	$80
Deferred tax asset valuation allowance	$1,367	$627	$(137)	$—	$1,857
Year ended December 31, 2015
Allowance for doubtful accounts	$36	$39	$6	$(14)	$67
Deferred tax asset valuation allowance	$859	$344	$164	$—	$1,367
Year ended December 31, 2014
Allowance for doubtful accounts	$28	$5	$8	$(5)	$36
Deferred tax asset valuation allowance	$478	$272	$109	$—	$859
With respect to the deferred tax valuation allowance, the amounts in 2015 and 2014 charged to other accounts relates primarily to foreign currency fluctuations on debt.

(3)	Exhibits

Item 16.    Form 10-K Summary
None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
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

10.1
Valeant Pharmaceuticals International, Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”), as approved by the shareholders on May 20, 2014, originally filed as Exhibit B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2014, which is incorporated by reference herein.†

10.2
Form of Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.†

10.3
Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.†

10.4
Form of Matching Restricted Stock Unit Award Agreement (Matching Units), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.†

10.5
Form of Matching Restricted Stock Unit Award Agreement (Matching Units - EMT), under the 2014 Omnibus Incentive Plan, originally filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 29, 2016, which is incorporated by reference.†

10.6
Valeant Pharmaceuticals International, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Incentive Plan”), effective as of April 6, 2011, as amended on and approved by the shareholders on May 16, 2011, originally filed as Annex A to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, as amended by the Supplement dated May 10, 2011 to the Company's Management Proxy Circular and Proxy Statement filed with the Securities and Exchange Commission on May 10, 2011, which is incorporated by reference herein.†

10.7
Form of Stock Option Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.8
Form of Matching Restricted Stock Unit Grant Agreement under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.9
Form of Share Unit Grant Agreement (Performance Vesting) under the 2011 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012, which is incorporated by reference herein.†

10.10
Biovail Corporation 2007 Equity Compensation Plan (the “2007 Equity Compensation Plan”) dated as of May 16, 2007, originally filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.†

10.11
Amendment No. 1 to the 2007 Equity Compensation Plan dated as of December 18, 2008, originally filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 26, 2010, which is incorporated by reference herein.†

10.12
Amendment, dated April 6, 2011 and approved by the shareholders on May 16, 2011, to the 2007 Equity Compensation Plan, originally filed as Annex B to the Company's Management Proxy Circular and Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2011, which is incorporated by reference herein.†

10.13
Form of Stock Option Grant Notice and Form of Stock Option Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.†

10.14
Form of Unit Grant Notice and Form of Unit Grant Agreement under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.†

10.15
Form of Unit Grant Notice (Performance Vesting) and Form of Unit Grant Agreement (Performance Vesting) under the 2007 Equity Compensation Plan, originally filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 28, 2011, which is incorporated by reference herein.†

10.16*	Form of Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units), under the 2014 Omnibus Incentive Plan.†
10.17*	Form of Stock Option Grant Agreement (Nonstatutory Stock Options), under the 2014 Omnibus Incentive Plan.†
10.18*	Form of Restricted Stock Unit Award Agreement (Restricted Stock Units), under the 2014 Omnibus Incentive Plan.†
10.19*	Form of Make-Whole Award Agreement (Restricted Stock Units), under the 2014 Omnibus Incentive Plan.†
10.20
Valeant Pharmaceuticals International, Inc. Directors Share Unit Plan, effective May 16, 2011, originally filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 filed on August 8, 2011, which is incorporated by reference herein.†

10.21
Employment Agreement between Valeant Pharmaceuticals International, Inc. and Joseph C. Papa, dated as of April 25, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 27, 2016, which is incorporated by reference herein.†

10.22
Employment Agreement, dated as of August 17, 2016, between Valeant Pharmaceuticals International, Inc. and Paul S. Herendeen, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.†

10.23*	Employment Agreement between Valeant Pharmaceuticals International, Inc. and Christina Ackermann, dated July 8, 2016.†
10.24
Employment Agreement between Valeant Pharmaceuticals International, Inc. and J. Michael Pearson, dated as of January 7, 2015, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2015, which is incorporated by reference herein.†

10.25
Separation Agreement dated May 26, 2016 between Valeant Pharmaceuticals International, Inc. and J. Michael Pearson, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2016, which is incorporated by reference herein.†

10.26
Employment Letter between Valeant Pharmaceuticals International, Inc. and Howard Schiller, dated as of November 10, 2011, originally filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012, which is incorporated by reference herein.†

10.27
Separation Agreement dated July 14, 2015 between Valeant Pharmaceuticals International, Inc. and Howard B. Schiller, originally filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 28, 2015, which is incorporated by reference herein.†

10.28
Employment Letter between Valeant Pharmaceuticals International, Inc. and Howard Schiller, dated February 1, 2016, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2016, which is incorporated by reference herein.†

10.29
Employment Letter dated June 10, 2015 between Valeant Pharmaceuticals International, Inc. and Robert Rosiello, originally filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on July 28, 2015, which is incorporated by reference herein.†

10.30*	Transition Letter Agreement between Robert Rosiello and Valeant Pharmaceuticals International, Inc., dated September 28, 2016. †
10.31*	Separation Agreement between Robert Rosiello and Valeant Pharmaceuticals International, Inc., dated January 12, 2017. †
10.32
Employment Letter between Valeant Pharmaceuticals International, Inc. and Robert Chai-Onn, dated as of January 13, 2014, originally filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 28, 2014, which is incorporated by reference herein.†

10.33*	Separation Agreement between Robert Chai-Onn and Valeant Pharmaceuticals International, Inc., dated August 8, 2016. †
10.34
Employment Letter between Valeant Pharmaceuticals International, Inc. and Ari Kellen dated as of December 30, 2014, originally filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 25, 2015, which is incorporated by reference herein.†

10.35*	Transition Letter Agreement between Ari Kellen and Valeant Pharmaceuticals International, Inc., dated as of October 13, 2016.†
10.36*	Separation Agreement between Ari Kellen and Valeant Pharmaceuticals International, Inc., dated January 12, 2017. †

10.37
Employment Letter between Valeant Pharmaceuticals International, Inc. and Anne Whitaker, dated as of April 25, 2015, originally filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 29, 2016, which is incorporated by reference herein.†

10.38*	Separation Agreement between Anne Whitaker and Valeant Pharmaceuticals International, Inc., dated February 7, 2017. †
10.39
Employment Letter between Valeant Pharmaceuticals International, Inc. and Brian Stolz, dated June 27, 2011, originally filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2011, which is incorporated by reference herein.†

10.40
Employment Letter between Valeant Pharmaceuticals International, Inc. and Brian Stolz, dated as of July 1, 2015, originally filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 29, 2016, which is incorporated by reference herein.†

10.41
Employment Letter between Valeant Pharmaceuticals International, Inc. and Deborah Jorn, dated as of July 19, 2013, originally filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 29, 2016, which is incorporated by reference herein.†

10.42
Form of Executive Retention Letter Agreement under the Executive Management Team Retention Program, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2016, which is incorporated by reference herein.†

10.43
Amendment No. 12 and Waiver, dated as of April 11, 2016, to Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors and Barclays Bank PLC, as administrative agent and on behalf of the requisite lenders and as Amendment No. 12 arranger, originally filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 11, 2016, which is incorporated by reference herein.

10.44
Amendment No. 13, dated as of August 23, 2016, to the Third Amended and Restated Credit and Guaranty Agreement of Valeant Pharmaceuticals International, Inc., by and among Valeant Pharmaceuticals International, Inc., certain subsidiaries of Valeant Pharmaceuticals International, Inc. as guarantors and Barclays Bank PLC as administrative agent on behalf of the requisite lenders and as Amendment No. 13 arranger, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016, which is incorporated by reference herein.

10.45
Supply Agreement dated June 24, 1996 ("Supply Agreement") between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Ltd., originally filed as Exhibit 10.13 to Form S-1 of Salix Pharmaceuticals, Ltd. (“Salix”) filed on August 15, 1997, which is incorporated by reference herein.

10.46
Amendment Number Two to Supply Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.97 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.47
Amendment Number Three to Supply Agreement dated July 30, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.1 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.48
Amendment Number Four to Supply Agreement dated September 4, 2014 between Salix Pharmaceuticals, Inc. and Alfa Wassermann, S.p.A., originally filed as Exhibit 10.2 to Salix’s Current Report on Form 8-K filed on October 17, 2014, which is incorporated by reference herein.

10.49
Amended and Restated License Agreement dated August 6, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.95 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.50
Letter Amendment dated September 5, 2012 by and between Alfa Wassermann S.p.A. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.100 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.51
Trademark License Agreement (Alfa to Salix) dated August 6, 2012 by and between Alfa Wassermann Hungary Kft. and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.98 to Salix’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012, which is incorporated by reference herein.

10.52
License Agreement dated June 22, 2006 between Cedars-Sinai Medical Center and Salix Pharmaceuticals, Inc., originally filed as Exhibit 10.55 to Salix’s Current Report on Form 8-K filed on July 5, 2006, which is incorporated by reference herein.

10.53
Letter Agreement, dated May 30, 2014, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D/A filed on June 2, 2014, which is incorporated by reference herein.

10.54
Letter Agreement, dated February 25, 2014, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management L.P., originally filed as Exhibit 99.3 to the Company’s Schedule 13D filed on April 21, 2014, which is incorporated by reference herein.

10.55
Letter Agreement, dated as of March 8, 2016, between Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 14, 2016, which is incorporated by reference herein.

10.56
Letter Agreement, dated as of March 22, 2016, by and among Valeant Pharmaceuticals International, Inc., William A. Ackman and Pershing Square Capital Management, L.P., originally filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 24, 2016, which is incorporated by reference herein.

10.57
Litigation Management Agreement dated February 10, 2017 among the Company, Valeant, J. Michael Pearson, Pershing Square Capital Management, L.P., Pershing Square Holdings, Ltd., Pershing Square International, Ltd., Pershing Square, L.P., Pershing Square II, L.P., PS Management GP, LLC, PS Fund 1, LLC, Pershing Square GP, LLC and William A. Ackman, originally filed as Exhibit 99.14 to Pershing Square Capital Management, L.P.’s Schedule 13D/A filed on February 13, 2017, which is incorporated by reference herein.

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

VALEANT PHARMACEUTICALS INTERNATIONAL, INC. (Registrant)

Date: March 1, 2017	By:	/s/ JOSEPH C. PAPA

Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH C. PAPA Joseph C. Papa	Chief Executive Officer and Chairman of the Board	March 1, 2017
/s/ PAUL S. HERENDEEN Paul S. Herendeen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017
/s/ SAM ELDESSOUKY Sam Eldessouky	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
/s/ WILLIAM A. ACKMAN William A. Ackman	Director	March 1, 2017
/s/ RICHARD U. DESCHUTTER Richard U. DeSchutter	Director	March 1, 2017
/s/ FREDRIC N. ESHELMAN Fredric N. Eshelman	Director	March 1, 2017
/s/ STEPHEN FRAIDIN Stephen Fraidin	Director	March 1, 2017
/s/ D. ROBERT HALE D. Robert Hale	Director	March 1, 2017
/s/ ROBERT A. INGRAM Robert A. Ingram	Director	March 1, 2017
/s/ ARGERIS N. KARABELAS Argeris N. Karabelas	Director	March 1, 2017
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	March 1, 2017
/s/ ROBERT N. POWER Robert N. Power	Director	March 1, 2017
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	March 1, 2017
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	March 1, 2017
/s/ AMY B. WECHSLER Amy B. Wechsler	Director	March 1, 2017

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

/s/ JOSEPH C. PAPA	/s/ PAUL S. HERENDEEN
Joseph C. Papa Chief Executive Officer	Paul S. Herendeen Executive Vice President and Chief Financial Officer
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Valeant Pharmaceuticals International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 1, 2017

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$542	$597
Trade receivables, net	2,517	2,687
Inventories, net	1,061	1,257
Current assets held for sale	261	3
Prepaid expenses and other current assets	696	963
Total current assets	5,077	5,507
Property, plant and equipment, net	1,312	1,442
Intangible assets, net	18,884	23,083
Goodwill	15,794	18,553
Deferred tax assets, net	146	156
Non-current assets held for sale	2,132	—
Other non-current assets, net	184	224
Total assets	$43,529	$48,965
Liabilities
Current liabilities:
Accounts payable	$324	$434
Accrued and other current liabilities	3,175	3,859
Current liabilities held for sale	57	—
Acquisition-related contingent consideration	52	197
Current portion of long-term debt	1	823
Total current liabilities	3,609	5,313
Acquisition-related contingent consideration	840	959
Non-current portion of long-term debt	29,845	30,265
Pension and other benefit liabilities	195	191
Liabilities for uncertain tax positions	184	120
Deferred tax liabilities, net	5,434	5,903
Non-current liabilities held for sale	57	—
Other non-current liabilities	107	185
Total liabilities	40,271	42,936
Commitments and contingencies (Notes 20 and 21)
Equity
Common shares, no par value, unlimited shares authorized, 347,821,606 and
342,926,531 issued and outstanding at December 31, 2016 and 2015, respectively	10,038	9,897
Additional paid-in capital	351	305
Accumulated deficit	(5,129)	(2,750)
Accumulated other comprehensive loss	(2,108)	(1,542)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	3,152	5,910
Noncontrolling interest	106	119
Total equity	3,258	6,029
Total liabilities and equity	$43,529	$48,965
On behalf of the Board:

/s/ JOSEPH C. PAPA	/s/ RUSSEL C. ROBERTSON
Joseph C. Papa	Russel C. Robertson
Chief Executive Officer	Chairperson, Audit and Risk Committee
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues
Product sales	$9,536	$10,292	$8,046
Other revenues	138	155	160
	9,674	10,447	8,206
Expenses
Cost of goods sold (exclusive of amortization and impairments of intangible assets)	2,572	2,532	2,178
Cost of other revenues	39	53	58
Selling, general and administrative	2,810	2,700	2,026
Research and development	421	334	246
Amortization of intangible assets	2,673	2,257	1,427
Goodwill impairments	1,077	—	—
Asset impairments	422	304	145
Restructuring and integration costs	132	362	382
Acquired in-process research and development costs	34	106	20
Acquisition-related contingent consideration	(13)	(23)	(14)
Other expense (income) (Note 16)	73	295	(263)
	10,240	8,920	6,205
Operating (loss) income	(566)	1,527	2,001
Interest income	8	4	5
Interest expense	(1,836)	(1,563)	(971)
Loss on extinguishment of debt	—	(20)	(130)
Foreign exchange loss and other	(41)	(103)	(144)
Gain on investments, net (Note 23)	—	—	293
(Loss) income before (recovery of) provision for income taxes	(2,435)	(155)	1,054
(Recovery of) provision for income taxes	(27)	133	174
Net (loss) income	(2,408)	(288)	880
Less: Net income (loss) attributable to noncontrolling interest	1	4	(1)
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,409)	$(292)	$881

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.
Basic	$(6.94)	$(0.85)	$2.63
Diluted	$(6.94)	$(0.85)	$2.58

Weighted-average common shares
Basic	347.3	342.7	335.4
Diluted	347.3	342.7	341.5
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended December 31,
	2016	2015	2014
Net (loss) income	$(2,408)	$(288)	$880
Other comprehensive loss
Foreign currency translation adjustment	(548)	(647)	(718)
Unrealized gain on equity method investment, net of tax:
Arising during the year	—	—	51
Reclassified to net income	—	—	(51)
Net unrealized holding gain on available-for-sale equity securities:
Arising during the year	—	—	2
Reclassified to net income	—	—	(2)
	(548)	(647)	(718)
Pension and postretirement benefit plan adjustments:
Newly established prior service credit	6	—	29
Net actuarial (loss) gain arising during the year	(32)	21	(127)
Amortization of prior service credit	(3)	(3)	(3)
Amortization or settlement recognition of net gain	1	3	1
Income tax benefit (expense)	4	(3)	28
Currency impact	1	(1)	5
	(23)	17	(67)
Other comprehensive loss	(571)	(630)	(785)
Comprehensive (loss) income	(2,979)	(918)	95
Less: Comprehensive (loss) income attributable to noncontrolling interest	(4)	—	(3)
Comprehensive (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,975)	$(918)	$98
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Valeant Pharmaceuticals International, Inc. Shareholders
	Common Shares				Accumulated Other Comprehensive Loss	Valeant Pharmaceuticals International, Inc. Shareholders' Equity
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
Balance, January 1, 2014	333.0	$8,301	$229	$(3,279)	$(133)	$5,118	$114	$5,232
Common shares issued under share-based compensation plans	1.4	48	(32)	—	—	16	—	16
Settlement of stock options	—	—	(3)	—	—	(3)	—	(3)
Share-based compensation	—	—	78	—	—	78	—	78
Employee withholding taxes related to share-based awards	—	—	(44)	—	—	(44)	—	(44)
Tax benefits from share-based compensation	—	—	17	—	—	17	—	17
Noncontrolling interest from business combinations	—	—	—	—	—	—	15	15
Acquisition of noncontrolling interest	—	—	(1)	—	—	(1)	(2)	(3)
Noncontrolling interest distributions	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	881	—	881	(1)	880
Other comprehensive loss	—	—	—	—	(783)	(783)	(2)	(785)
Balance, December 31, 2014	334.4	8,349	244	(2,398)	(916)	5,279	122	5,401
Issuance of common shares (Note 13)	7.5	1,482	—	—	—	1,482	—	1,482
Common shares issued under share-based compensation plans	1.4	78	(48)	—	—	30	—	30
Repurchases of common shares (Note 13)	(0.4)	(12)	—	(60)	—	(72)	—	(72)
Share-based compensation	—	—	140	—	—	140	—	140
Employee withholding taxes related to share-based awards	—	—	(88)	—	—	(88)	—	(88)
Excess tax benefits from share-based compensation	—	—	57	—	—	57	—	57
Noncontrolling interest from business combinations	—	—	—	—	—	—	5	5
Noncontrolling interest distributions	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	(292)	—	(292)	4	(288)
Other comprehensive loss	—	—	—	—	(626)	(626)	(4)	(630)
Balance, December 31, 2015	342.9	9,897	305	(2,750)	(1,542)	5,910	119	6,029
Effect of retrospective application of a new accounting standard (see Note 2)	—	—	—	30	—	30	—	30
Common shares issued under share-based compensation plans	4.9	141	(108)	—	—	33	—	33
Share-based compensation	—	—	165	—	—	165	—	165
Employee withholding taxes related to share-based awards	—	—	(11)	—	—	(11)	—	(11)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	(2,409)	—	(2,409)	1	(2,408)
Other comprehensive loss	—	—	—	—	(566)	(566)	(5)	(571)
Balance, December 31, 2016	347.8	$10,038	$351	$(5,129)	$(2,108)	$3,152	$106	$3,258
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net (loss) income	$(2,408)	$(288)	$880
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	2,866	2,467	1,614
Amortization and write-off of debt discounts and debt issuance costs	118	145	70
Asset impairments	422	304	145
Acquisition accounting adjustment on inventory sold	38	134	27
Acquisition-related contingent consideration	(13)	(23)	(14)
Allowances for losses on trade receivables and inventories	174	115	81
Deferred income taxes	(236)	(160)	4
(Gain) Loss on disposal of assets and businesses	(8)	5	(254)
(Reduction) additions to accrued legal settlements	59	37	(45)
Payments of accrued legal settlements	(69)	(33)	(3)
Goodwill impairment	1,077	—	—
Loss on deconsolidation	18	—	—
Share-based compensation	165	140	78
Foreign exchange loss	14	95	135
Loss on extinguishment of debt	—	20	130
Payment of contingent consideration adjustments, including accretion	(28)	(23)	(11)
Other	8	(10)	32
Changes in operating assets and liabilities:
Trade receivables	(34)	(626)	(572)
Inventories	(164)	(276)	(193)
Prepaid expenses and other current assets	232	(91)	(110)
Accounts payable, accrued and other liabilities	(144)	325	318
Net cash provided by operating activities	2,087	2,257	2,312
Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	(19)	(15,458)	(1,102)
Acquisition of intangible assets and other assets	(56)	(68)	(179)
Purchases of property, plant and equipment	(235)	(235)	(292)
Reduction of cash due to deconsolidation	(30)	—	—
Proceeds from sales and maturities of short-term investments	17	67	53
Net settlement of assumed derivative contracts	—	184	—
Settlement of foreign currency forward exchange contracts	—	(26)	—
Purchases of marketable securities	(1)	(49)	(72)
Purchase of equity method investment	—	—	(76)
Proceeds from sale of equity method investment	—	—	76
Proceeds from sale of assets and businesses, net of costs to sell	199	13	1,492
Increase in restricted cash	—	(5)	—
Net cash used in investing activities	(125)	(15,577)	(100)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	1,220	17,817	1,630
Repayments of long-term debt	(2,436)	(2,055)	(3,888)
Short-term debt borrowings	3	8	19
Short-term debt repayments	(3)	(8)	(28)
Repayments of convertible notes assumed	—	(3,123)	—
Issuance of common stock, net	—	1,433	—
Repurchases of common shares	—	(72)	—
Proceeds from exercise of stock options	33	30	17
Payments of employee withholding tax upon vesting of share-based awards	(11)	(88)	(44)
Payments of contingent consideration	(123)	(151)	(106)
Payments of deferred consideration	(540)	(55)	—
Payments of financing costs	(97)	(103)	(52)
Other	(9)	(9)	(8)
Net cash (used in) provided by financing activities	(1,963)	13,624	(2,460)
Effect of exchange rate changes on cash and cash equivalents	(54)	(30)	(29)
Net (decrease) increase in cash and cash equivalents	(55)	274	(277)
Cash and cash equivalents, beginning of year	597	323	600
Cash and cash equivalents, end of year	$542	$597	$323
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS
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
On April 1, 2015, the Company acquired Salix Pharmaceuticals, Ltd. (“Salix”), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the “Salix Merger Agreement”), with Salix surviving as a wholly owned subsidiary of Valeant Pharmaceuticals International (“Valeant”), a subsidiary of the Company (the “Salix Acquisition”). See Note 3 for additional information regarding the Salix Acquisition and related financing.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”), applied on a consistent basis. In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances, and distribution fees paid to certain wholesalers; useful lives of amortizable intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants and making going concern assessments; reporting unit fair values for testing goodwill for impairment and allocating goodwill to new reporting unit structure on a relative fair value basis; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; and the allocation of the purchase price for acquired assets and businesses, including the fair value of contingent consideration. Under certain product manufacturing and supply agreements, management relies on estimates for future returns, rebates and chargebacks made by the Company’s commercialization counterparties.
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
To enhance comparability of the Company's asset impairments from period to period, the Company has made reclassifications to the 2015 and 2014 consolidated statements of (loss) income to include a line item for the presentation of Asset impairments from line items previously disclosed as Amortization and impairments of finite-lived intangible assets and Acquired in-process research and development impairments and other charges as follows:

(in millions)	As Initially Recorded		Reclassification		As Reclassified
(Income) / Expense	2015	2014	2015	2014	2015	2014
Amortization of intangible assets	$2,418	$1,551	$(161)	$(124)	$2,257	$1,427
Asset impairments	—	—	304	145	304	145
Acquired in-process research and development costs	249	41	(143)	(21)	106	20
	$2,667	$1,592	$—	$—	$2,667	$1,592
Additionally, there was a reclassification of $153 million and $72 million for the years ended December 31, 2015 and 2014, respectively, related to a change in income taxes payable that increased deferred income taxes and decreased accounts payable, accrued and other liabilities within changes in operating assets and liabilities within cash flows from operating activities of the consolidated statements of cash flows.
During the third quarter of 2016, the Company changed its reportable segments to (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. As a result, the prior period presentation has been recast to conform to the current segment reporting structure. See Note 22 for additional information.
Acquisitions
Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the consolidated financial statements after the date of acquisition. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date.
Fair Value of Financial Instruments
The estimated fair values of cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate their carrying values due to their short maturity periods. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows or Monte Carlo Simulation analyses and assessment of the probability of occurrence of potential future events. The fair values of marketable securities and long-term debt are based on quoted market prices, if available, or estimated discounted future cash flows.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables.
The Company invests its excess cash in high-quality, money market instruments and term deposits with varying maturities, but typically less than three months. The Company’s cash and cash equivalents are invested in various investment grade institutional money market accounts and bank term deposits. Deposits held at banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties.
The Company’s trade receivables primarily represent amounts due from wholesale distributors, retail pharmacies, government entities and group purchasing organizations. Outside of the U.S., concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the number of customers using the Company’s products, as well as their dispersion across many different geographic regions. The Company performs periodic credit evaluations of customers and does not require collateral. The Company monitors economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and its business, especially in light of sovereign credit issues.

The credit and economic conditions within Italy, Portugal, Spain, Greece, among other members of the European Union, Russia, Brazil, and Egypt have been weak in recent years. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  The Company's exposure to the Egyptian pound is primarily with respect to the Amoun Pharmaceutical Company S.A.E. business acquired in October 2015, which represented approximately 2% of the Company's 2016 total revenues. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on the Company’s trade receivables outstanding in these countries. An allowance for doubtful accounts is maintained for potential credit losses based on the aging of trade receivables, historical bad debts experience, and changes in customer payment patterns. Trade receivable balances are written off against the allowance when it is deemed probable that the receivable will not be collected. Trade receivables, net are stated net of reserves for sales returns and allowances and provisions for doubtful accounts of $80 million and $67 million as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, the Company’s three largest U.S. wholesaler customers accounted for approximately 40% of net trade receivables. In addition, as of December 31, 2016 and 2015, the Company’s net trade receivable balance from Russia, Egypt, Italy, Brazil, Spain, Greece and Portugal amounted to $214 million and $253 million, respectively, the majority of which is current or less than 90 days past due. The portion of the net trade receivable from these countries that is past due more than 90 days amounted to $7 million, in the aggregate, as of December 31, 2016, a portion of which is comprised of public hospitals. Based on analysis of bad debt experience and assessment of historical payment patterns for such customers, the Company has established a reserve covering approximately half of the balance past due more than 90 days for such countries, in the aggregate. The Company has not experienced any significant losses from uncollectible accounts in the three-year period ended December 31, 2016. The Company recognized incremental reserves of $27 million in the fourth quarter of 2015 primarily related to (i) a settlement with R&O Pharmacy, LLC regarding outstanding receivable amounts and (ii) receivables from certain customers of Philidor Rx Services, LLC ("Philidor"), a variable interest entity which the Company consolidated during the period from December 2014 to January 2016 (see Note 3).
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

Intangible Assets
Intangible assets are reported at cost, less accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization is calculated primarily using the straight-line method based on the following estimated useful lives:

Product brands	2 - 20 years
Corporate brands	6 - 20 years
Product rights	3 - 15 years
Partner relationships	5 - 9 years
Out-licensed technology and other	5 - 10 years
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
The fair value of an IPR&D intangible asset is typically determined using an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. The net cash flows reflect the asset’s stage of completion, the probability of technical success, the projected costs to complete, expected market competition, and an assessment of the asset’s life-cycle. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.
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
Indefinite-lived intangible assets, including acquired IPR&D and the corporate trademark acquired in the acquisition of Bausch & Lomb Holdings Incorporated (the ‘‘B&L Trademark’’), are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value.
Goodwill
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment at least annually as of October 1st at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment.
An interim goodwill impairment test in advance of the annual impairment assessment may be required if events occur that indicate an impairment might be present. For example, a substantial decline in the Company’s market capitalization, unexpected adverse business conditions, economic factors and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, among other factors, the Company monitors changes in its share price between annual impairment tests. The Company considers a decline in its share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in its share price reflecting adverse changes in its underlying operating performance, cash flows, financial condition, and/or liquidity. In the event that the Company’s market capitalization does decline below its book value, the Company would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. The Company believes that short-term fluctuations in share prices may not necessarily reflect underlying values.

The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year. The goodwill impairment test consists of two steps. In step one, the Company compares the carrying value of each reporting unit to its fair value. In step two, if the carrying value of a reporting unit exceeds its fair value, the Company will determine the amount of goodwill impairment as the excess of the carrying value of the reporting unit’s goodwill over its fair value, if any. The fair value of goodwill is derived as the excess of the fair value of the reporting unit over the fair value of the reporting unit’s identifiable assets and liabilities.
Deferred Financing Costs
Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying amount of the related debt except for the deferred financing costs associated with the revolving-debt arrangements which are presented as assets. Deferred finance costs are amortized using the effective interest method as interest expense over the contractual lives of the related credit facilities.
Foreign Currency Translation
The assets and liabilities of the Company’s foreign operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive (loss) income in shareholders’ equity.
Foreign currency exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized in net income (loss).
Revenue Recognition
Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured.
Product Sales
The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, collectability is reasonably assured, and the price to the buyer is fixed or determinable, the timing of which is based on the specific contractual terms with each customer. Delivery occurs when title has transferred to the customer, and the customer has assumed the risks and rewards of ownership. As such, the Company generally recognizes revenue on a sell-in basis (i.e., record revenue upon delivery); however, based upon specific terms and circumstances, the Company has determined that, for certain arrangements with certain retailers and other third parties, revenue should be recognized on a sell-through basis (i.e., record revenue when products are dispensed to patients). In evaluating the proper revenue recognition for sales transactions, the Company considers all relevant factors, including additional discounts or extended payment terms which the Company grants to certain customers, often near the end of fiscal quarterly periods.
Revenue from product sales is recognized net of provisions for estimated cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to certain of the Company’s wholesale customers. The Company establishes these provisions concurrently with the recognition of product sales revenue.  Price appreciation credits are generated when the Company increases a product’s wholesaler acquisition cost (“WAC”) under its contracts with certain wholesalers. Under such contracts, the Company is entitled to credits from such wholesalers for the impact of that WAC increase on inventory currently on hand at the wholesalers. Such credits, which can be significant, are used to offset against the total distribution service fees the Company pays on all of its products to each wholesaler. Net revenue on these credits is recognized on the date that the wholesaler is notified of the price increase. The Company offers cash discounts for prompt payment and allowances for volume purchases to customers. Provisions for cash discounts and allowances are estimated based on contractual sales terms with customers, an analysis of unpaid invoices, and historical payment experience. The Company generally allows customers to return product within a specified period of time before and after its expiration date, excluding the Company’s European businesses which generally do not carry a right of return. Provisions for returns are estimated based on historical sales and return levels, taking into account additional available information such as historical return and exchange levels, external data with respect to inventory levels in the wholesale distribution channel, external data with respect to prescription demand for the Company’s products, remaining shelf lives of the Company’s products at the date of sale and estimated returns liability to be processed by year of sale based on analysis of lot information related to actual historical returns. The Company reviews its methodology and adequacy of the provision for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary. The Company is subject to rebates on sales made under governmental and managed-care programs in the U.S., and chargebacks on sales made to government agencies, group purchasing organizations and other indirect customers. Provisions for rebates and chargebacks are estimated based on historical utilization levels, relevant statutes with respect to governmental pricing programs and contractual sales terms with managed-care providers and group purchasing organizations. Changes in the level of utilization of the Company’s products through private or public benefit plans and group purchasing organizations will impact the amount of rebates and chargebacks that the Company is obligated to pay.
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
Research and Development Expenses
Costs related to internal research and development programs, including costs associated with the development of acquired IPR&D, are expensed as goods are delivered or services are performed. Under certain research and development arrangements with third parties, the Company may be required to make payments that are contingent on the achievement of specific developmental, regulatory and/or commercial milestones. Before a product receives regulatory approval, milestone payments made to third parties are expensed and included in Research and development costs when the milestone is achieved. Milestone payments made to third parties after regulatory approval is received are capitalized and amortized over the estimated useful life of the approved product.
Amounts due from third parties as reimbursement of development activities conducted under certain research and development arrangements are recognized as a reduction of research and development expenses.
Legal Costs
Legal fees and other costs related to litigation and other legal proceedings are expensed as incurred and are included in Selling, general and administrative expenses. Certain legal costs associated with acquisitions are included in Acquisition-related costs, and certain legal costs associated with divestitures, legal settlements, and other business development activity are included in Other expense (income) or Gain on investments, net (see Note 23), as appropriate. Certain costs for legal matters related to contingent liabilities assumed in the Salix Acquisition were recorded at estimated fair value (see Note 3). Legal costs expensed are reported net of expected insurance recoveries. A claim for insurance recovery is recognized when realization becomes probable.
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising. Advertising costs related to new product launches are expensed on the first use of the advertisement. Included in Prepaid expenses and other current assets are prepaid advertising costs of $8 million and $20 million, as of December 31, 2016 and 2015, respectively. Included in Selling, general and administrative expenses are advertising costs of $564 million, $652 million and $435 million, for 2016, 2015 and 2014, respectively.
Share-Based Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options and restricted share units (“RSUs”), at estimated fair value. The Company amortizes the fair value of stock option or RSU grants on a straight-line basis over the requisite service period of the individual stock option or RSU grant, which generally equals the vesting period. Stock option and RSU forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is recorded in Research and development expenses, Selling, general and administrative expenses and Other expense costs, as appropriate.
See “Adoption of New Accounting Standards” in this Note 2 below for details on the Company's adoption of a new standard related to share-based compensation.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration, which primarily consists of potential milestone payments and royalty obligations, is recorded in the consolidated balance sheets at its acquisition date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of (loss) income. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Interest Expense
Interest expense includes standby fees and the amortization of debt discounts and deferred financing costs. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Capitalized interest related to construction in progress for 2016, 2015 and 2014 was $24 million, $14 million and $7 million, respectively.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the differences between the financial statement and income tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to remain unrealized. Deferred tax assets and liabilities are measured using enacted tax rates and laws. Deferred tax assets for outside basis differences in investments in subsidiaries are only recognized if the difference will be realized in the foreseeable future.
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
Certain legal-related contingencies assumed in the Salix Acquisition were recorded at estimated fair value (see Note 3).

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
Adoption of New Accounting Standards
In August 2014, the FASB issued guidance which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new guidance, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. Early application is permitted. The Company has adopted the guidance in the fourth quarter of 2016 and provided the required disclosure in Note 11.
In February 2015, the FASB issued guidance which amends certain consolidation requirements. The new guidance has the following stipulations, among others: (i) eliminates the presumption that a general partner should consolidate a limited partnership and eliminates the consolidation model specific to limited partnerships, (ii) clarifies when fees paid to a decision maker should be a factor to include in the consolidation of VIEs, (iii) amends the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs and (iv) reduces the number of VIE consolidation models from two to one by eliminating the indefinite deferral for certain investment funds. The guidance was effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2015. The Company adopted this standard as of January 1, 2016 using the modified retrospective approach, as permitted, and, as such, prior periods were not retrospectively adjusted. The adoption of this standard did not have a material impact on the presentation of the Company's results of operations, cash flows or financial position.
In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification include the accounting for income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company elected to early adopt this guidance in the third quarter of 2016 with January 1, 2016 being the effective date of adoption pursuant to the transition requirement of this new guidance. The impact of the adoption of this guidance is as follows:

•
Excess tax benefits and tax deficiencies, representing the realized tax effect on the difference between share-based compensation costs deductible for tax purposes and for accounting purposes, are recognized prospectively in the provision for income taxes instead of additional paid-in capital. As a result of the adoption, a cumulative-effect adjustment of $30 million was recorded to deferred tax asset and accumulated deficit as of January 1, 2016 for the previously unrecognized excess tax benefits. The Company is also required to apply this aspect of the guidance retrospectively as if the adoption is effective as of January 1, 2016. However, given the impact of adoption for the interim periods of 2016 was insignificant, the Company recorded the cumulative impact of adoption for the six months ended June 30, 2016 in the third quarter of 2016;

•
Excess tax benefits are classified as operating cash flows instead of financing cash flows effective January 1, 2016 and the Company has elected to apply this requirement on a retrospective basis. As a result of the adoption, cash flows provided by operating activities increased by $57 million and $17 million for the years ended December 31, 2015 and 2014, respectively, and cash flows provided by financing activities decreased by $57 million for the year ended December 31, 2015 and cash flows used in financing activities increased by $17 million for the year ended December 31, 2014.

•
The calculation of diluted weighted-average number of common shares excludes excess tax benefits and tax deficiencies in the calculation of assumed proceeds under the treasury stock method prospectively effective January 1, 2016. The adoption of this aspect of the guidance did not have an effect on the Company's previously reported diluted earnings per share for the first and second quarters of 2016 given the Company reported a net loss for each of those reporting periods; and

•	The Company elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2016
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is permitted but not before the annual reporting period (and interim reporting period) beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In 2017, the Company has initiated its project plan for adopting this guidance, which includes a detailed assessment program and a training program for its personnel. The Company preliminarily concluded that it will adopt the new guidance using the modified approach, under which the new guidance will be adopted retrospectively with the cumulative effect of initial application of the guidance recognized on the date of initial application (which is January 1, 2018).
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
In November 2016, the FASB issued new guidance which adds and clarifies the classification and presentation of restricted cash in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of adoption of this guidance on its statement of cash flows.
In January 2017, the FASB issued new guidance which clarifies the definition of a business with the objective of assisting with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating the impact of adoption of this guidance on its financial position and disclosures.
In January 2017, the FASB issued new guidance which simplifies the subsequent measurement of goodwill by eliminating the "Step 2" from the goodwill impairment test. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company will continue to evaluate the potential impact of this guidance when adopted, which could have a significant impact on its financial position, results of operations, the statement of cash flows and disclosures, particularly in respect of the Salix reporting unit in which its carrying value exceeded its fair value as of the date of the annual goodwill impairment test in 2016 (see Note 9).

3.	ACQUISITIONS
During 2016, there was one business combination which was not material.
(a) 2015 Business Combinations
Amoun
Description of the Transaction
On October 19, 2015, the Company acquired Mercury (Cayman) Holdings, the holding company of Amoun Pharmaceutical Company S.A.E. (“Amoun”), for an aggregate purchase price of approximately $906 million, which included cash plus contingent consideration (the “Amoun Acquisition”).  Amoun develops and markets a wide range of pharmaceutical brands in therapeutic areas such as anti-hypertensives, broad spectrum antibiotics, and anti-diarrheals primarily in North Africa and the Middle East.
Fair Value of Consideration Transferred
The fair value of consideration transferred to affect the Amoun Acquisition consisted of $847 million in cash, plus contingent consideration based upon the achievement of specified sales-based milestones. The range of potential milestone payments as of the acquisition date was from nil, if none of the milestones were achieved, to a maximum of up to approximately $75 million over time, if all milestones are achieved. The fair value of the contingent consideration was estimated at the acquisition date to be $59 million and was determined using probability-weighted discounted cash flows. Included in Other expense (income) for 2015 is a charge for post-combination expense of $12 million related to cash bonuses paid to Amoun employees.
Assets Acquired and Liabilities Assumed
The estimated fair values of the assets acquired and liabilities assumed, as initially measured and adjusted through the end of the measurement period are as follows:

(in millions)	Original Estimate of Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$44	$—	$44
Trade receivables	64	—	64
Inventories	38	—	38
Other current assets	12	—	12
Property, plant and equipment	96	(1)	95
Identifiable intangible assets, excluding acquired IPR&D	528	(8)	520
Acquired IPR&D	19	1	20
Current liabilities	(31)	(1)	(32)
Deferred tax liability, net of nominal deferred tax assets	(131)	(1)	(132)
Other non-current liabilities	(11)	4	(7)
Total identifiable net assets	628	(6)	622
Goodwill	282	2	284
Total fair value of consideration transferred	$910	$(4)	$906

The following table summarizes the identifiable intangible assets acquired and their useful lives:

(in millions)	Weighted-Average Useful Lives (Years)	Original Estimate of Fair Value	Measurement Period Adjustments	Final Fair Value
Product brands	9	$491	$(11)	$480
Corporate brand	17	37	3	40
Total identifiable intangible assets acquired	10	$528	$(8)	$520
Goodwill was allocated to the Company’s Bausch + Lomb/International segment (initially the former Emerging Markets segment) and represents (i) the Company’s expectation to develop and market new products and expand its business to new geographic markets, (ii) the value of the continuing operations of Amoun's existing business (that is, the higher rate of return on the assembled net assets versus if the Company had acquired all of the net assets separately) and (iii) intangible assets that do not qualify for separate recognition (for instance, Amoun's assembled workforce). None of the goodwill is expected to be deductible for tax purposes.
Revenues and losses attributable to Amoun from the date of acquisition through December 31, 2015 were $48 million and $9 million, respectively, and include the effects of acquisition adjustments and acquisition-related costs.
Sprout Pharmaceuticals, Inc.
Description of the Transaction
On October 1, 2015, the Company acquired Sprout Pharmaceuticals, Inc. (“Sprout”), pursuant to the merger agreement, among Sprout, the Company, Valeant, Miranda Acquisition Sub, Inc., a wholly owned subsidiary of Valeant, and Shareholder Representative Services LLC, as stockholder representative, on a debt-free basis (the “Sprout Acquisition”), for an aggregate purchase price of approximately $1,447 million, which included cash plus contingent consideration. Sprout has focused solely on the delivery of a treatment option for the unmet need of pre-menopausal women with acquired, generalized hypoactive sexual desire disorder ("HSDD") as characterized by low sexual desire that causes marked distress or interpersonal difficulty and is not due to a co-existing medical or psychiatric condition, problems within the relationship, or the effects of a medication or other drug substance. In August 2015, Sprout received approval from the U.S. Food and Drug Administration ("FDA") on its New Drug Application ("NDA") for flibanserin, which is being marketed as Addyi® in the U.S. (launched in the U.S. in October 2015). Sprout also has global rights to flibanserin.
In connection with the Sprout Acquisition, the merger agreement contains a contractual term (which term is in dispute, as further described below) for expenditures of no less than $200 million with respect to Addyi® for selling, general and administrative, marketing and research and development expenses during the period commencing January 1, 2016 through to June 30, 2017. In November 2016, the shareholder representative of the former shareholders of Sprout filed a lawsuit filed against the Company and Valeant alleging, among other things, breach of contract with respect to certain terms of the merger agreement relating to the Sprout Acquisition, including the disputed contractual term to spend no less than $200 million in certain expenditures. Refer to Note 20 for additional information regarding this lawsuit.
Fair Value of Consideration Transferred
The Company paid approximately $530 million, inclusive of customary purchase price adjustments, upon closing of the transaction in October 2015, and an additional payment in the amount of $500 million (acquisition date fair value of $495 million), included in accrued and other current liabilities as of December 31, 2015, which was paid in the first quarter of 2016. In addition, the transaction includes contingent consideration representing payments to the former shareholders and former holders of vested stock appreciation rights of Sprout for a share of future profits. That share of future profits is uncapped and commences on the date that the earlier of (a) net cumulative worldwide sales of flibanserin products (plus any amounts received from sublicenses on the sale of flibanserin products) exceed $1,000 million, or (b) July 1, 2017; and continues until December 31, 2030. The total fair value of the contingent consideration of $422 million as of the acquisition date was determined using a Monte Carlo Simulation.
Assets Acquired and Liabilities Assumed
The estimated fair values of the assets acquired and liabilities assumed were measured as of the acquisition date. There have been no material adjustments to those fair values through the end of the measurement period. The fair values of the assets acquired and liabilities assumed are as follows:

(in millions)	Final Fair Value
Cash and cash equivalents	$27
Inventories	11
Other assets	2
Identifiable intangible assets	994
Current liabilities	(5)
Deferred income taxes, net	(352)
Total identifiable net assets	677
Goodwill	770
Total fair value of consideration transferred	$1,447
Identifiable intangible assets consists of product rights with a weighted-average useful life of 11 years. Goodwill was allocated to the Branded Rx segment (initially the former Developed Markets segment) and represents (i) the Company’s potential ability to develop and market the product to additional types of patients/indications and launch the product in a variety of new geographies, (ii) the value of the continuing operations of Sprout's existing business and (iii) intangible assets that do not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.
Revenues attributable to Sprout from the date of acquisition through December 31, 2015 were nominal. Losses attributable to Sprout from the date of acquisition through December 31, 2015 were $37 million and include the effects of acquisition adjustments and acquisition-related costs.
Salix
Description of the Transaction
On April 1, 2015, the Company acquired Salix, pursuant to the Salix Merger Agreement. Salix is a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of variety of gastrointestinal ("GI") disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®.
The Salix Acquisition, as well as related transactions and expenses, were funded through a combination of: (i) the proceeds from an issuance of senior unsecured notes that closed on March 27, 2015; (ii) the proceeds from incremental term loan commitments; (iii) the proceeds from a registered offering of the Company’s common shares in the United States that closed on March 27, 2015; and (iv) cash on hand. For further information regarding these debt and equity issuances, see Note 11 and Note 13, respectively.
Fair Value of Consideration Transferred
The purchase price of the Salix Acquisition was $13,132 million, and consisted of cash payments of (i) $11,329 million to cancel the outstanding common shares, stock options, and restricted stock units of Salix (net of the non-vested portion of Salix restricted stock units), (ii) $1,125 million to redeem Salix’s Term Loan B Credit Facility repaid concurrently with the consummation of the Salix Acquisition and not assumed by the Company and (iii) $842 million to redeem Salix’s 6.00% Senior Notes due 2021 satisfied and discharged concurrently with the consummation of the Salix Acquisition and not assumed by the Company. The purchase price excludes $165 million paid by the Company at closing to settle the non-vested portion of Salix restricted stock units, the vesting of which was accelerated in connection with the Salix Acquisition and accounted for by the Company as a post-combination expense included in Other expense (income).
Assets Acquired and Liabilities Assumed
Acquisition accounting was finalized in the fourth quarter of 2015 and no adjustments to the fair values of the assets acquired and liabilities assumed were identified subsequent to December 31, 2015. The following table provides the fair value of the assets acquired and liabilities assumed in the Salix Acquisition as of the acquisition date.

(in millions)	Final Fair Value
Cash and cash equivalents	$114
Inventories	232
Other assets	1,410
Property, plant and equipment	24
Identifiable intangible assets, excluding acquired IPR&D	6,756
Acquired IPR&D - Xifaxan® IBS-D	4,790
Acquired IPR&D - Other	393
Current liabilities	(1,939)
Contingent consideration	(334)
Long-term debt	(3,123)
Deferred income taxes, net of deferred tax assets	(3,428)
Other non-current liabilities	(43)
Total identifiable net assets	4,852
Goodwill	8,280
Total fair value of consideration transferred	$13,132
Other assets includes the fair value of $1,270 million of the capped call transactions and convertible bond hedge transactions that were entered into by Salix prior to the Salix Acquisition in connection with its 1.5% Convertible Senior Notes due 2019 and 2.75% Convertible Senior Notes due 2015. The capped call transactions and convertible bond hedge transactions were settled on the date of the Salix Acquisition and, as such, the fair value was equal to the settlement amounts.

The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

(in millions)	Weighted- Average Useful Lives (Years)	Final Fair Value
Product brands	10	$6,089
Corporate brand	20	667
Total identifiable intangible assets acquired	11	$6,756
Acquired IPR&D assets were valued from a market participant perspective using a multi-period excess earnings methodology (income approach). The projected cash flows from these assets were adjusted for the probabilities of successful development and commercialization of each project, and the Company used risk-adjusted discount rates of 9.5%-11% to present value the projected cash flows.
Current liabilities include (i) $1,080 million for warrant transactions that Salix entered into in connection with its 1.5% Convertible Senior Notes due 2019 (these instruments were settled at closing of the transaction and the fair value are the settlement amounts), (ii) $336 million for potential losses and related costs associated with ongoing Salix legal matters (see Note 20 for additional information) and (iii) $375 million of product returns and rebates.
Contingent consideration consists of potential payments to third parties including developmental milestone payments due upon specified regulatory achievements, commercialization milestones contingent upon achieving specified targets for net sales, and royalty-based payments. As of the acquisition date, potential milestone payments (excluding royalty-based payments) ranged from nil if none of the milestones are achieved, to approximately $650 million (the majority of which relates to sales-based milestones) over time. This amount includes up to $250 million in developmental and sales-based milestones related to Relistor® (including Oral Relistor®), of which $50 million was paid in the third quarter of 2016 in connection with the FDA's approval of Oral Relistor®. The fair value of the contingent consideration assumed was $334 million and was determined using probability-weighted discounted cash flows. See Note 6 for additional information regarding the contingent consideration.
Long term debt is Salix debt assumed at the acquisition date and consisted of (i) $1,837 million in 1.5% Convertible Senior Notes due 2019 and (ii) $1,286 million in 2.75% Convertible Senior Notes due 2015. The Company redeemed these amounts in the second quarter of 2015, except for a nominal amount of the 1.5% Convertible Senior Notes due 2019 which remain outstanding.
Goodwill has been allocated to the Branded Rx segment (initially the former Developed Markets segment) and represents: (i) the Company’s expectation to develop and market new product brands, product lines and technology; (ii) cost savings and operating synergies expected to result from combining the operations of Salix with those of the Company; (iii) the value of the continuing operations of Salix’s existing business; and (iv) intangible assets that do not qualify for separate recognition. None of the goodwill is expected to be deductible for tax purposes.
Revenues and losses attributable to Salix from the date of acquisition through December 31, 2015 were $1,276 million and $302 million, respectively, and include the effects of acquisition adjustments and acquisition-related costs.
Other 2015 Business Combinations
Description of the Transactions
In 2015, the Company completed other business combinations (excluding the Amoun Acquisition, the Sprout Acquisition, and the Salix Acquisition) for an aggregate purchase price of $1,407 million. These other business combinations included contingent consideration arrangements with an original aggregate estimated fair value of $186 million, primarily related to the acquisition of certain assets of Marathon Pharmaceuticals, LLC ("Marathon"), as well as milestone payments and royalties related to other smaller acquisitions. See Note 6 for additional information regarding contingent consideration.

•
On February 23, 2015, the Company, completed via a "stalking horse bid" in a sales process conducted under the U.S. Bankruptcy Code, for the acquisition of certain assets of Dendreon Corporation for a purchase price of $415 million, net of cash received of $80 million. The purchase price included approximately $50 million in stock consideration, and the Company issued such common shares in June 2015. The assets acquired included the worldwide rights to the Provenge® product (an immunotherapy treatment designed to treat men with advanced prostate cancer).

•
On February 10, 2015, the Company acquired certain assets of Marathon, which included a portfolio of hospital products, including Nitropress®, Isuprel®, Opium Tincture, Pepcid®, Seconal® Sodium, Amytal® Sodium, and Iprivask® for an aggregate purchase price of $286 million which is net of a $64 million assumed liability owed to a third party. The Company also assumed a contingent consideration liability related to potential payments, in the aggregate, of up to $200 million for Isuprel® and Nitropress®, the amounts of which are dependent on the timing of generic entrants for these products. The fair value of the liability as of the acquisition date was $87 million and was determined using probability-weighted projected cash flows. Through December 31, 2016 and 2015, the Company made contingent consideration payments of $50 million and $35 million, respectively, related to the acquisition of certain assets of Marathon.

•	In 2015, the Company completed other acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below.
Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table provides the original estimate of fair value of the assets acquired and liabilities assumed of the business combinations, in the aggregate, as of the applicable acquisition date of each acquisition and the final estimate of fair value at the end of the applicable measurement period of each acquisition. The measurement period for each acquisition is closed.

(in millions)	Original Estimate of Fair Value	Measurement Period Adjustments	Final Fair Value
Cash	$92	$—	$92
Trade receivables	50	(3)	47
Inventories	143	(3)	140
Other current assets	20	(1)	19
Property, plant and equipment	95	(15)	80
Identifiable intangible assets, excluding acquired IPR&D	1,122	(44)	1,078
Acquired IPR&D	58	(4)	54
Other non-current assets	3	—	3
Deferred tax (liability) asset, net	(55)	61	6
Current liabilities	(124)	(5)	(129)
Long-term debt	(6)	—	(6)
Non-current liabilities	(117)	1	(116)
Total identifiable net assets	1,281	(13)	1,268
Goodwill	142	(3)	139
Total fair value of consideration transferred	$1,423	$(16)	$1,407
The measurement period adjustments primarily relate to the acquisition of certain assets of Dendreon Corporation and reflect: (i) an increase to the deferred tax assets based on further assessment of the Dendreon Corporation net operating losses available to the Company post-acquisition, (ii) a reduction in the estimated fair value of intangible assets based on further assessment of assumptions related to the probability-weighted cash flows, (iii) a reduction in the estimated fair value of property, plant and equipment driven by further assessment of the fair value of a manufacturing facility and (iv) the tax impact of pre-tax measurement period adjustments. The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date, and did not result from intervening events subsequent to the acquisition date. The adjustments recorded in the current period did not have a significant impact on the Company’s consolidated financial statements.

The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

(in millions)	Weighted- Average Useful Lives (Years)	Original Estimate of Fair Value	Measurement Period Adjustments	Final Fair Value
Product brands	7	$741	$(6)	$735
Product rights	3	43	(1)	42
Corporate brands	16	7	—	7
Partner relationships	8	8	—	8
Technology/know-how	10	321	(37)	284
Other	6	2	—	2
Total identifiable intangible assets acquired	8	$1,122	$(44)	$1,078
Goodwill associated with these acquisitions was allocated primarily to the Company’s Bausch + Lomb/International segment (initially primarily to the former Developed segment) and primarily relates to certain smaller acquisitions and the acquisition of certain assets of Marathon. The goodwill represents primarily the cost savings, operating synergies and other benefits expected to result from combining the operations with those of the Company. The majority of the goodwill is not expected to be deductible for tax purposes.
Revenues and income attributable to these business combinations from the respective dates of acquisition through December 31, 2015 were $771 million and $208 million, respectively, and include the effects of acquisition adjustments and acquisition-related costs.
2015 Asset Acquisitions
On October 1, 2015, pursuant to a license agreement entered into with AstraZeneca Collaboration Ventures, LLC (“AstraZeneca”), the Company was granted an exclusive license to develop and commercialize brodalumab.  Brodalumab is an IL-17 receptor monoclonal antibody in development for patients with moderate-to-severe plaque psoriasis and psoriatic arthritis. Under the license agreement, the Company initially held the exclusive rights to develop and commercialize brodalumab globally, except in Japan and certain other Asian countries where rights are held by Kyowa Hakko Kirin Co., Ltd under a prior arrangement with Amgen Inc., the originator of brodalumab. The Company has assumed all remaining development obligations associated with the regulatory approval for brodalumab in its territory subsequent to the acquisition. Regulatory submission in the U.S. and European Union for brodalumab in moderate-to-severe psoriasis occurred in November 2015. On February 16, 2017, the Company announced that the FDA had approved the Biologics License Application ("BLA") for Siliq™ (brodalumab) injection, for subcutaneous use for the treatment of moderate-to-severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy and have failed to respond or have lost response to other systemic therapies. The Company expects to commence sales and marketing of Siliq™ in the U.S. in the second half of 2017. Siliq™ has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy ("REMS") involving a one-time enrollment for physicians and one-time informed consent for patients.
Under the terms of the agreement, the Company made an up-front payment to AstraZeneca of $100 million in October 2015, which was recognized in Acquired in-process research and development costs in the fourth quarter of 2015 in the consolidated statement of (loss) income as the product has not yet received regulatory approval at the time of the acquisition.  In addition, under the terms of the license agreement, the Company may pay additional pre-launch milestones of up to $170 million (subsequently decreased to $150 million as described below and of which $130 million became payable as a result of the FDA's approval on February 15, 2017 of the BLA for Siliq™ (brodalumab)) and sales-related milestone payments of up to $175 million following launch. Upon launch, AstraZeneca and the Company will share profits.  On June 30, 2016, the Company and AstraZeneca amended the original license agreement to terminate the Company's right to develop and commercialize brodalumab in Europe, in exchange for payments by AstraZeneca to the Company, which consist of an up-front payment and certain sales-based milestones, and a reduction of one of the pre-launch milestones payable by the Company under the license agreement. Concurrently, the Company and AstraZeneca entered into other agreements, amongst which include a settlement agreement to resolve certain disputed invoices related to transition services. The impact from these agreements did not have a material impact on the Company's consolidated statement of loss for the year ended December 31, 2016.
(b) 2014 Business Combinations
In 2014, the Company completed several business combinations for an aggregate purchase price of $1,347 million. The aggregate purchase price included contingent consideration payment obligations with an aggregate acquisition date fair value of $132 million, primarily related to sales-based milestones. See Note 6 for additional information regarding contingent consideration.

•
On July 7, 2014, the Company acquired all of the outstanding common stock of PreCision Dermatology, Inc. (“PreCision”) (the "PreCision Acquisition") for an aggregate purchase price of $459 million. PreCision developed and marketed a range of medical dermatology products, treating a number of topical disease states such as acne and atopic dermatitis with products such as Locoid® and Clindagel®. Under the terms of the agreement, the Company agreed to pay contingent consideration of $25 million upon the achievement of a sales-based milestone for 2014. The fair value of this contingent consideration was determined to be nominal. The sales-based milestone was not achieved. Further, the Company was required by the Federal Trade Commission (“FTC”) to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products (see Note 4 for additional information). These assets had an estimated fair value of $126 million at the acquisition date, were classified as assets held for sale when acquired, and were divested in the third quarter of 2014. Included in Other expense (income) in 2014 is a post-combination expense of $20 million related to the acceleration of unvested stock options for PreCision employees.

•
On January 23, 2014, the Company acquired all outstanding common stock of Solta Medical, Inc. (“Solta Medical”) (the “Solta Medical Acquisition”) for $293 million. Solta Medical designs, develops, manufactures, and markets energy-based medical device systems for aesthetic applications, and its products include the Thermage CPT® system, the Fraxel® repair system, the Clear + Brilliant® system, and the Liposonix® system.

•
In 2014, the Company completed other acquisitions which are not material individually or in the aggregate. These acquisitions are included in the aggregated amounts presented below. Beginning in December 2014, the Company consolidated the Philidor pharmacy network. The Company determined that based on its rights, including its option to acquire Philidor, Philidor was a variable interest entity for which the Company was the primary beneficiary, given its power to direct Philidor’s key activities and its obligation to absorb their losses and rights to receive their benefits. As a result, beginning in December 2014, the Company included the assets and liabilities and results of operations of Philidor in its consolidated financial statements. In October 2015, the Company announced that it would be severing all ties with Philidor. Effective November 2015, the Company signed an agreement terminating all arrangements with or relating to Philidor, other than certain transition services which ended on January 30, 2016. Philidor was deconsolidated from the Company's consolidated financial statements in the first quarter of 2016. Net sales recognized through Philidor represented approximately 5% of the Company's total consolidated net revenue for 2015, and the total assets of Philidor represented less than 1% of the Company's total consolidated assets as of December 31, 2015. The impact of Philidor as a consolidated entity on the Company's net revenue for 2014 was nominal.

Assets Acquired and Liabilities Assumed
These transactions have been accounted for as business combinations under the acquisition method of accounting. The following table provides the fair value of the assets acquired and liabilities assumed of the business combinations, in the aggregate, as of the applicable acquisition date. There were no measurement period adjustments during 2016 and the measurement period for each acquisition is closed.

(in millions)	Final Fair Value
Cash and cash equivalents	$35
Trade receivables	82
Assets held for sale acquired in the PreCision Acquisition	125
Inventories	75
Other current assets	14
Property, plant and equipment	57
Identifiable intangible assets, excluding acquired IPR&D	720
Acquired IPR&D	63
Other non-current assets	2
Current liabilities	(169)
Long-term debt, including current portion	(11)
Deferred income taxes, net	(71)
Other non-current liabilities	(13)
Total identifiable net assets	909
Noncontrolling interest	(20)
Goodwill	458
Total fair value of consideration transferred	$1,347
The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

(in millions)	Weighted- Average Useful Lives (Years)	Final Fair Value
Product brands	10	$508
Product rights	8	92
Corporate brand	15	33
In-licensed products	9	2
Partner relationships	9	51
Other	9	34
Total identifiable intangible assets acquired	10	$720
Goodwill of $194 million from the PreCision Acquisition was allocated to the Company’s Branded Rx segment (initially the former Developed segment). Goodwill of $94 million from the Solta Medical Acquisition was allocated to the U.S. Diversified segment (initially primarily to the former Developed segment). Goodwill from the other acquisitions was allocated primarily to the Branded Rx segment (initially primarily to the former Developed segment). Goodwill from the PreCision Acquisition and the Solta Medical Acquisition represents; (i) cost savings, operating synergies and other benefits expected to result from combining the operations of PreCision and Solta Medical with those of the Company, (ii) the Company’s expectation to develop and market new products and technology and (iii) intangible assets that do not qualify for separate recognition. Substantially all of the goodwill is not expected to be deductible for tax purposes.

Pro Forma Impact of Business Combinations
The following table presents unaudited pro forma consolidated results of operations for 2015 and 2014, as if the 2015 acquisitions had occurred as of January 1, 2014 and the 2014 acquisitions had occurred as of January 1, 2013.

	Unaudited
(in millions, except per share amounts)	2015	2014
Revenues	$10,710	$10,248
Net loss attributable to Valeant Pharmaceuticals International, Inc.	(619)	(375)
Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(1.80)	$(1.09)
Diluted	$(1.80)	$(1.09)
Pro forma revenues for 2015 as compared to 2014 were impacted by the following:

•	growth from the existing business, including the impact of recent product launches;

•	negative foreign currency exchange impact; and

•	lower sales resulting from the July 2014 divestiture of facial aesthetic fillers and toxins.
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses. Except to the extent realized in 2015 and 2014, the unaudited pro forma information does not reflect any cost savings, operating synergies or other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies or other benefits. In addition, except to the extent recognized, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.
The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the 2015 acquisitions and the 2014 acquisitions been completed on January 1, 2014 and January 1, 2013, respectively. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of historical intangible asset amortization expense of these acquisitions;

•	additional amortization expense related to the fair value of identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;

•	additional interest expense associated with the financing obtained in connection with the Salix Acquisition; and

•
the exclusion from pro forma earnings for 2015 and 2014 of the aggregate acquisition related accounting adjustments to the inventories acquired and subsequently sold of $130 million and $20 million and the acquisition-related costs incurred for these acquisitions of $35 million and $2 million, respectively, and the inclusion of those amounts in pro forma earnings of the respective preceding years.

All of the above adjustments were adjusted for the applicable tax impact.

4.	DIVESTITURES
Ruconest®
On December 7, 2016, the Company sold all North American commercialization rights to Ruconest® (recombinant human C1 esterase inhibitor) for up to $125 million in consideration, consisting of $60 million paid at closing and future sales-based milestone payments of up to $65 million. These assets were included in the Branded Rx segment and in the second quarter of 2016, were classified as held for sale. At that time, the assets were written down to the fair value of the expected consideration and a loss of $199 million was recorded in Asset impairments in the consolidated statement of loss. Upon consummation of the transaction in the fourth quarter, an additional loss of $22 million was recognized in Other expense (income) in the consolidated statement of loss. The additional loss of $22 million represents the estimated fair value of the contingent consideration recorded as the Company does not recognize contingent payments until such amounts are realizable.

Portfolio of Neurology Medical Device Products
On April 1, 2016, the Company sold a portfolio of neurology medical device products, including product rights and related fixed assets, for an upfront payment and certain future milestone payments. These assets were included in the Bausch + Lomb /International segment and a nominal loss on sale in the second quarter of 2016 was recorded.
Other 2016 Divestitures
On November 9, 2016, the Company completed the divestiture of Paragon Holdings I, Inc. (“Paragon”). In connection with the divestiture, the Company recognized a loss of $19 million in the third quarter of 2016, when the assets of the divested business were classified as held for sale. See Note 20 for additional information on the divestiture of Paragon.
In addition, the Company has classified a number of small businesses as held for sale as of December 31, 2016 as it expects to consummate the divestiture of these businesses within the next twelve months. The assets related to these businesses were included in the Company’s Bausch + Lomb/International segment. As a result, the carrying values of the assets related to these businesses, including the associated goodwill, were written down to fair value less costs to sell and a loss of $76 million, in the aggregate, was recognized in Asset impairments in 2016.
Facial Aesthetic Fillers and Toxins
On July 10, 2014, the Company sold all rights to Restylane®, Perlane®, Emervel®, Sculptra®, and Dysport® owned or held by the Company to Galderma S.A. (“Galderma”) for approximately $1,400 million in cash. These assets were included primarily in the Company’s former Developed Markets segment. As a result of this transaction, the Company recognized a net gain on sale of $324 million in the third quarter of 2014 within Other expense (income) in the consolidated statement of (loss) income. The costs to sell for this divestiture of approximately $43 million were recognized in the third quarter of 2014 and included as part of the net gain on sale (and netted against the proceeds in the consolidated statement of cash flows).
Metronidazole 1.3%
On July 1, 2014, the Company sold the worldwide rights in its Metronidazole 1.3% Vaginal Gel antibiotic product, a topical antibiotic for the treatment of bacterial vaginosis, to Actavis Specialty Brands for upfront and certain milestone payments of $10 million, in the aggregate, and minimum royalties for the first three years of commercialization.  This asset was included in the Company’s former Developed Markets segment. In addition, royalties are payable to the Company beyond the initial three-year commercialization period. In the event of generic competition on Metronidazole 1.3%, should Actavis Specialty Brands choose to launch an authorized generic product, Actavis Specialty Brands would share the gross profits of the authorized generic with the Company.  The FDA approved the NDA for Metronidazole 1.3% in March 2014. In connection with the sale of the Metronidazole 1.3%, the Company recognized a loss on sale of $59 million in the third quarter of 2014, as the Company’s accounting policy is to not recognize contingent payments until such amounts are realizable. The loss on sale was included within Other expense (income) in the consolidated statement of (loss) income.
Tretin-X® and Generic Tretinoin
In connection with the PreCision Acquisition, the Company was required by the FTC to divest the rights to PreCision’s Tretin-X® (tretinoin) cream product and PreCision’s generic tretinoin gel and cream products. In July 2014, the Tretin-X product rights were sold to Watson Laboratories, Inc. for an up-front purchase price of $70 million, and the generic tretinoin products rights were sold to Matawan Pharmaceuticals, LLC (“Matawan”) for an up-front purchase price of $45 million plus additional contingent payments. In connection with the sale of the generic tretinoin product rights to Matawan, the Company recognized a loss on sale of $9 million in the third quarter of 2014 within Other expense (income) in the consolidated statement of (loss) income, as the Company’s accounting policy is to not recognize contingent payments until such amounts are realizable. There was no gain or loss associated with the sale of the Tretin-X product rights.

ASSETS AND LIABILITIES HELD FOR SALE
The components of assets held for sale, as of December 31, 2016 were as follows:

(in millions)
Current assets held for sale:
Cash	$1
Trade receivables	86
Inventories	147
Other	27
Current assets held for sale	$261

Non-current assets held for sale:
Identifiable intangible assets	$680
Goodwill	1,355
Other	97
Non-current assets held for sale	$2,132
Current and non-current liabilities held for sale as of December 31, 2016, consists of deferred tax liabilities and other liabilities of $57 million and $57 million, respectively.

5.	RESTRUCTURING AND INTEGRATION COSTS
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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
The Company had estimated that it would incur total costs of approximately $300 million in connection with the cost-rationalization and integration initiatives relating to the Salix Acquisition, which were substantially completed by mid-2016. Since the acquisition date, total costs of $267 million have been incurred through December 31, 2016, including (i) $153 million of integration expenses, (ii) $99 million of restructuring expenses and (iii) $15 million of acquisition-related costs. The estimate of total costs to be incurred primarily includes: employee termination costs payable to approximately 475 employees of the Company and Salix who have been terminated as a result of the Salix Acquisition; potential IPR&D termination costs related to the transfer to other parties of product-development programs that do not align with the Company's research and development model; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs.

Salix Restructuring Costs
The following table summarizes the major components of the restructuring costs incurred in connection with the Salix Acquisition since the acquisition date through December 31, 2016:

(in millions)	Severance and Related Benefits	Contract Termination, Facility Closures and Other	Total
Balance, January 1, 2015	$—	$—	$—
Costs incurred and/or charged to expense	91	1	92
Cash payments	(58)	—	(58)
Non-cash adjustments	2	—	2
Balance, December 31, 2015	35	1	36
Costs incurred and/or charged to expense	(3)	10	7
Cash payments	(30)	(4)	(34)
Balance, December 31, 2016	$2	$7	$9
Salix Integration Costs
The Company incurred $43 million and $110 million of integration costs related to the Salix Acquisition for 2016 and 2015, respectively, and includes the costs of consulting, duplicate labor, transition services, and other. The Company made payments of $25 million and $100 million related to Salix integration costs in 2016 and 2015, respectively.
Other Restructuring and Integration-Related Costs (Excluding Salix)
In the year ended December 31, 2016, in addition to the restructuring and integration costs associated with the Salix Acquisition described above, the Company incurred an additional $82 million of other restructuring and integration costs. These costs included (i) $48 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $24 million of severance costs, (iii) $9 million of facility closure costs and (iv) $1 million of other costs. These costs primarily related to integration and restructuring costs for other smaller acquisitions. The Company made payments of $62 million during the year ended December 31, 2016 (in addition to the payments related to the Salix Acquisition described above).
In the year ended December 31, 2015, in addition to the restructuring and integration costs associated with the Salix Acquisition described above, the Company incurred an additional $160 million of other restructuring and integration costs. These costs included (i) $103 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $47 million of severance costs, (iii) $9 million of facility closure costs and (iv) $1 million of other costs. These costs primarily related to integration and restructuring costs for the acquisition of certain assets of Dendreon Corporation and other smaller acquisitions. The Company made payments of $179 million during the year ended December 31, 2015 (in addition to the payments related to the Salix Acquisition described above).
In the year ended December 31, 2014, the Company incurred an additional $382 million of other restructuring and integration costs. These costs included (i) $212 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $127 million of severance costs, (iii) $36 million of facility closure costs and (iv) $7 million of other costs. These costs primarily related to integration and restructuring costs for the acquisition of Bausch & Lomb Holdings Incorporated ("B&L"), the Solta Medical Acquisition and other smaller acquisitions. The Company made payments of $421 million during the year ended December 31, 2014.
As described in Note 22, restructuring costs are not recorded in the Company’s reportable segments.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value as of December 31, 2016 and 2015:

	2016				2015
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$242	$179	$63	$—	$167	$156	$11	$—
Liabilities:
Acquisition-related contingent consideration	$(892)	$—	$—	$(892)	$(1,156)	$—	$—	$(1,156)

In March 2015, the Company entered into foreign currency forward-exchange contracts to sell €1,530 million and buy U.S. dollars in order to reduce its exposure to the variability in expected cash inflows attributable to the changes in foreign exchange rates related to the €1,500 million aggregate principal amount and related interest of 4.50% senior unsecured notes due 2023 (the "Euro Notes") issued on March 27, 2015, the proceeds of which were used to finance the Salix Acquisition (see Note 11 for information related to the financing of the Salix Acquisition). These derivative contracts were not designated as hedges for accounting purposes, and such contracts matured on April 1, 2015 (which coincides with the consummation of the Salix Acquisition). A foreign exchange loss of $26 million was recognized in Foreign exchange and other in the consolidated statement of (loss) income for the three-month period ended March 31, 2015.
In addition to the above, the Company has time deposits valued at cost, which approximates fair value due to their short-term maturities. The carrying value of $1 million and $16 million as of December 31, 2016 and 2015, respectively, related to these investments is classified within Prepaid expenses and other current assets in the consolidated balance sheets. These investments are Level 2.
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015.
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

The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years 2016 and 2015:

(in millions)	2016	2015
Balance, beginning of year	$1,156	$348
Arising during the year and included in net loss (1)	(13)	(23)
Arising during the year and included in other comprehensive loss	(40)	(1)
Issuances(2)	—	1,010
Payments/Settlements(3)	(175)	(174)
Paragon amounts reclassified to held for sale liabilities (Note 4)	(26)	—
Measurement period adjustments to 2015 acquisitions and other	(10)	—
Release from restricted cash	—	(4)
Balance, end of year	892	1,156
Current portion	52	$197
Non-current portion	$840	$959
____________________________________

(1)
For the year ended December 31, 2016, a net gain of $13 million was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income, primarily reflecting (i) the accretion for the time value of money for the Sprout Acquisition, the Salix Acquisition and other smaller acquisitions, more than offset by (ii) the resulting fair value adjustments of $29 million to the Elidel®/Xerese®/Zovirax® agreement entered into with Meda Pharma SARL in June 2011 (the "Elidel®/Xerese®/Zovirax® agreement"), (iii) the resulting fair value adjustments of $29 million to the Amoun Acquisition due to the devaluation of the Egyptian Pound currency in the fourth quarter of 2016 that affected sales-based milestones pegged to the U.S. dollar and (iv) the resulting fair value adjustments of Commonwealth, Inc. program to development milestones and sales-based milestones of $27 million primarily in the third quarter of 2016.

For the year ended December 31, 2015, a net gain of $23 million was recognized as Acquisition-related contingent consideration in the consolidated statements of (loss) income, primarily reflecting (i) the termination of the arrangements with and relating to Philidor and the resulting fair value adjustments to the sales-based milestones of $47 million in the fourth quarter of 2015 and (ii) the termination of the Emerade® IPR&D program in the U.S. and the resulting fair value adjustments to the regulatory and approval milestones of $16 million in the fourth quarter of 2015 (both of the terminations described above also resulted in asset impairment charges as described in Note 9), partially offset by accretion for the time value of money for the Salix Acquisition and the Elidel®/Xerese®/Zovirax® agreement.

(2)
The 2015 issuances relate primarily to the Sprout Acquisition, the Salix Acquisition, the acquisition of certain assets of Marathon, and the Amoun Acquisition, as well as the impact of measurement period adjustments, as described in Note 3.

(3)
The 2016 payments of acquisition-related contingent consideration related to Salix, the acquisition of certain assets of Marathon, the settlement of contingent consideration obligation in connection with the termination of the arrangements with and relating to Philidor, and payments of acquisition-related contingent consideration related to the Elidel®/Xerese®/Zovirax® agreement, and other smaller acquisitions.

The 2015 payments of acquisition-related contingent consideration primarily relate to the Elidel®/Xerese®/Zovirax® agreement, the acquisition of certain assets of Marathon, the OraPharma Topco Holdings, Inc. ("OraPharma") acquisition consummated in June 2012, the iNova acquisition consummated in December 2011, and the Targretin® agreement entered into with Eisai Inc. in February 2013. See Note 3 for more information.
There were no transfers into or out of Level 3 during the years 2016 and 2015.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following fair value hierarchy table presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015:

	As of December 31, 2016				As of December 31, 2015
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Non-current assets held for sale	$38	$—	$—	$38	$—	$—	$—	$—
Non-current assets held for sale of $2,132 million included in the consolidated balance sheet as of December 31, 2016, includes certain assets related to a number of small businesses, of which $38 million previously within the Bausch + Lomb/International segment and remeasured to their respective estimated fair values less costs to sell. The Company recognized an impairment charge of $75 million, in the aggregate, in Asset impairments during 2016 in the Consolidated statement of loss. The estimated fair values of these assets less costs to sell were determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. The remaining balance of non-current assets held for sale as of December 31, 2016 reflect the historical carrying value of those assets which do not exceed fair value less costs to sell.

7.	INVENTORIES
The components of inventories, net of allowance for obsolescence, as of December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015
Finished goods	$680	$815
Raw materials	256	289
Work in process	125	153
	$1,061	$1,257

8.	PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment as of December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015
Land	$78	$81
Buildings	600	656
Machinery and equipment	1,214	1,240
Other equipment and leasehold improvements	278	363
Equipment on operating lease	42	34
Construction in progress	296	252
	2,508	2,626
Less accumulated depreciation	(1,196)	(1,184)
	$1,312	$1,442
Depreciation expense was $193 million, $210 million and $187 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets as of December 31, 2016 and 2015 were as follows:

	Weighted- Average Useful Lives (Years)	2016			2015
(in millions)		Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	8	$20,725	$(6,883)	$13,842	$22,083	$(5,236)	$16,847
Corporate brands	17	999	(146)	853	1,066	(107)	959
Product rights/patents	8	4,240	(2,118)	2,122	4,340	(1,712)	2,628
Partner relationships	3	152	(128)	24	218	(171)	47
Technology and other	4	252	(160)	92	480	(186)	294
Total finite-lived intangible assets	7	26,368	(9,435)	16,933	28,187	(7,412)	20,775
Indefinite-lived intangible assets:
Acquired IPR&D	NA	253	—	253	610	—	610
B&L Trademark	NA	1,698	—	1,698	1,698	—	1,698
		$28,319	$(9,435)	$18,884	$30,495	$(7,412)	$23,083
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Asset impairments in the consolidated statement of (loss) income.
In the first quarter of 2016, the Company recognized charges of $16 million for impairments to certain intangible assets that were individually not material. In the second quarter of 2016, the Company recognized charges of $215 million for impairments, which included $199 million related to the Ruconest® intangible assets (Branded Rx segment) and $16 million for impairments to certain intangible assets that were individually not material. In the third quarter of 2016, the Company recognized charges of $142 million for impairments, which included $88 million related to intangible assets of certain businesses that were individually not material and an impairment charge of $25 million related to IBSChek™ (U.S. Diversified Products segment), resulting from a decline in sales trends. In the fourth quarter of 2016, the Company recognized impairment charges of $38 million, which included an additional loss of $22 million (recorded within Other (expense) income) representing the estimated fair value of the contingent consideration related to the Ruconest® divestiture, as the Company does not recognize contingent payments until such amounts are realizable, and impairments to certain intangible assets that were individually not material.
Acquired IPR&D assets in the Salix Acquisition included Oral Relistor®, which on July 19, 2016, was approved by the FDA for the treatment of opioid-induced constipation in adults with chronic non-cancer pain. The associated IPR&D asset ($304 million as of the acquisition date) was reclassified to finite-lived intangible assets as of the approval date and is being amortized over a period of 12 years.
In the second quarter of 2016, the development program for Cirle 3-dimensional surgical navigation technology (Bausch + Lomb/International segment) was terminated as a result of a feasibility analysis. The associated IPR&D asset of $14 million was charged to Asset impairments in the consolidated statements of (loss) income.
In the fourth quarter of 2016, the Company shortened the useful lives of its Nitropress® and Isuprel® product brand intangible assets due to unfavorable revisions on the cash flow forecasts for these products. The unfavorable revisions were made based on the magnitude of the price reductions provided on Nitropress® in response to generic competition.  Consequently, amortization increased $6 million and net loss increased $6 million for the year ended December 31, 2016.  As a result of the change in useful lives, estimated annual amortization for each of the years ending December 31, 2017 and 2018 is higher by $66 million and for each of the years ending December 31, 2019 through 2022 is lower by $35 million.

Estimated annual amortization of long-lived assets with finite lives for the five years ending December 31 and thereafter are as follows:

(in millions)
2017	$2,509
2018	2,395
2019	2,176
2020	1,995
2021	1,900
Thereafter	5,958
Total	$16,933
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

(in millions)	Developed Markets	Emerging Markets	Bausch + Lomb/International	Branded Rx	U.S. Diversified Products	Total
Balance, December 31, 2014	$7,130	$2,231	$—	$—	$—	$9,361
Acquisitions (Note 3)	9,154	309	—	—	—	9,463
Measurement period adjustments to acquisition accounting and other adjustments (Note 3)	33	4	—	—	—	37
Foreign exchange and other	(176)	(132)	—	—	—	(308)
Balance, December 31, 2015	16,141	2,412	—	—	—	18,553
Acquisitions	1	—	—	—	—	1
Divestiture of a portfolio of neurology medical device products (Note 4)	(36)	—	—	—	—	(36)
Goodwill related to Ruconest® reclassified to assets held for sale (Note 4)(1)	(37)	—	—	—	—	(37)
Foreign exchange and other	47	(12)	—	—	—	35
Impairment to goodwill of the former U.S. reporting unit	(905)	—	—	—	—	(905)
Realignment of segment goodwill	(15,211)	(2,400)	6,708	7,873	3,030	—
Impairment to goodwill of the Salix reporting unit	—	—	—	(172)	—	(172)
Divestitures (Note 4)			(5)	—		(5)
Goodwill of certain businesses reclassified to assets held for sale	—	—	(947)	(431)	—	(1,378)
Foreign exchange and other	—	—	(257)	(5)	—	(262)
Balance, December 31, 2016	$—	$—	$5,499	$7,265	$3,030	$15,794
____________________________________

(1)	Ruconest® was subsequently divested in the fourth quarter of 2016.
Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. The Company estimates the fair values of all reporting units using a discounted cash flow model which utilizes Level 3 unobservable inputs.
The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.

The Company forecasted cash flows for each of its reporting units and took into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipated future economic conditions. Revenue growth rates inherent in these forecasts were based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to the Company's product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
Prior to the change in operating segments in the third quarter of 2016, the Company operated in two operating and reportable segments: Developed Markets and Emerging Markets. The Developed Markets segment consisted of four geographic reporting units: (i) U.S., (ii) Canada and Australia, (iii) Western Europe and (iv) Japan. The Emerging Markets segment consisted of three geographic reporting units: (i) Central and Eastern Europe, Middle East and Africa, (ii) Latin America and (iii) Asia. The Company conducted its annual goodwill impairment test as of October 1, 2015 and 2014 which resulted in no goodwill impairment under the then-current organizational structure.
March 31, 2016
Given new challenges facing the Company particularly in its dermatology and GI businesses, management, under the direction of the new Chief Executive Officer, performed a review of its then-current forecast. As a result of that review, management lowered its forecast which resulted in a triggering event requiring the Company to test goodwill for impairment as of March 31, 2016. Although management lowered its forecast, which lowered the estimated fair values of certain business units, including the former U.S. reporting unit, the step one testing determined that there was no impairment of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company applied a hypothetical 15% decrease in the fair value of each reporting unit as of March 31, 2016. For each reporting unit, this hypothetical 15% decrease in fair value would not have triggered additional impairment testing as the hypothetical fair value exceeded the carrying value of the respective reporting unit.
Realignment of Segment Structure
Commencing in the third quarter of 2016, the Company operates in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The realignment of the segment structure resulted in changes in the Company’s reporting units. The Bausch + Lomb/International segment consists of the following reporting units: (i) U.S. Bausch + Lomb and (ii) International. The Branded Rx segment consists of the following reporting units: (i) Salix, (ii) Dermatology, (iii) Canada and (iv) Branded Rx Other. The U.S. Diversified Products segment consists of the following reporting units: (i) Neurology and other and (ii) Generics. As a result of these changes, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. Goodwill previously reported in the former U.S. reporting unit, after adjustment of impairment as described below, was reassigned, using a relative fair value approach, to the U.S. Bausch + Lomb, Salix, Dermatology, Branded Rx Other, Neurology and other, and Generics reporting units. Similarly, goodwill previously reported in the former Canada and Australia reporting unit was reassigned to the Canada and the International reporting units using a relative fair value approach. Goodwill previously reported in the remaining former reporting units was reassigned to the International reporting unit.
In the third quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the current reporting unit structure immediately subsequent to the change. Using the forecast and assumptions at the time, the Company estimated the fair value of each reporting unit using a discounted cash flow analysis. As a result of its test, the Company determined that goodwill associated with the former U.S. reporting unit and the goodwill associated with the Salix reporting unit under the current reporting unit structure were impaired. Consequently, goodwill impairment charges of $1,077 million, in the aggregate, were recognized.

•
Under the former reporting unit structure, the fair value of each reporting unit exceeded its carrying value by more than 15%, except for the former U.S. reporting unit whose carrying value exceeded its fair value by 2%. As a result, the Company proceeded to perform step two of the goodwill impairment test for the former U.S. reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value. However, as the estimate of fair value is complex and requires significant amounts of time and judgment, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Under these circumstances, accounting guidance requires that a company recognize an estimated impairment charge if management determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. Using its best estimate, the Company recorded an initial goodwill impairment charge of $838 million as of September 30, 2016. In the fourth quarter, step two testing was completed and the Company concluded that the excess of the carrying value of the former U.S. reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $905 million and recognized an incremental goodwill impairment charge of $67 million for the fourth quarter of 2016. The goodwill impairment was primarily driven by changes to the Company's forecasted performance which resulted in a lower fair value of the U.S. businesses, mainly the Salix business.

•
Under the current reporting unit structure, the carrying value of the Salix reporting unit exceeded its fair value, as updates to the unit's forecast resulted in a lower estimated fair value for the business. As a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value. However, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Using its best estimate, the Company recorded an initial goodwill impairment charge of $211 million as of September 30, 2016. In the fourth quarter, step two testing was completed and the Company concluded that the excess of the carrying value of the Salix reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $172 million and recognized a credit to the initial goodwill impairment charge of $39 million for the fourth quarter of 2016. As of the date of testing, after all adjustments, the Salix reporting unit had a carrying value of $14,066 million, an estimated fair value of $10,409 million and goodwill with a carrying value of $5,128 million.

In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of August 31, 2016, the date of testing. The fair value of each reporting unit exceeded its carrying value by more than 15%, except for the Salix reporting unit as discussed above and the U.S. Branded Rx reporting unit. As of the date of testing, goodwill of the U.S. Branded Rx reporting unit was $897 million and the estimated fair value of the unit exceeded its carrying value by approximately 5%.
Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2016 and determined that the carrying value of the Salix reporting unit exceeded its fair value and, as a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit. After completing step two of the impairment testing, the Company determined that the carrying value of the unit's goodwill did not exceed its implied fair value and, therefore, no impairment was identified to the goodwill of the Salix reporting unit. As of the date of testing the Salix reporting unit had a carrying value of $14,087 million, an estimated fair value of $10,319 million and goodwill with a carrying value of $5,128 million. The Company's remaining reporting units passed step one of the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, impairment to goodwill was $0. The Company determined that no events occurred or circumstances changed during the period of October 1, 2016 through December 31, 2016 that would indicate that the fair value of a reporting unit may be below its carrying amount, except for the Salix reporting unit. During the period of October 1, 2016 through December 31, 2016, there were no changes in the facts and circumstances which would suggest that goodwill of the Salix reporting unit was further impaired. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2016, the date of testing. The fair value of each reporting unit exceeded its carrying value by more than 15%, except for the Salix reporting unit, as discussed above.

10.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015
Product rebates	$897	$902
Product returns	708	626
Interest	337	328
Income taxes payable	213	221
Employee costs	198	243
Legal liabilities assumed in the Salix Acquisition (See Note 20)	281	315
Professional fees	93	53
Royalties	69	84
Advertising and promotion	50	77
Restructuring and integration costs	38	61
Value added tax	27	37
Deferred income	26	17
Deferred consideration assumed in the Sprout Acquisition and other deferred consideration	18	516
Capital expenditures	17	17
Accrued milestones	12	49
Legal settlements and related fees	7	12
Short-term borrowings	6	16
Liabilities for uncertain tax positions	—	7
Other	178	278
	$3,175	$3,859

11.	LONG-TERM DEBT
Long-term debt as of December 31, 2016 and 2015 consists of the following:

		2016		2015
(in millions)	Maturity Date	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Revolving Credit Facility(1)	April 2018	$875	$875	$250	$250
Series A-1 Tranche A Term Loan Facility(1)	April 2016	—	—	141	140
Series A-2 Tranche A Term Loan Facility(1)	April 2016	—	—	138	137
Series A-3 Tranche A Term Loan Facility(1)	October 2018	1,032	1,016	1,910	1,882
Series A-4 Tranche A Term Loan Facility(1)	April 2020	668	658	963	951
Series D-2 Tranche B Term Loan Facility(1)	February 2019	1,068	1,048	1,109	1,088
Series C-2 Tranche B Term Loan Facility(1)	December 2019	823	805	853	835
Series E-1 Tranche B Term Loan Facility1)	August 2020	2,456	2,429	2,548	2,531
Series F Tranche B Term Loan Facility(1)	April 2022	3,892	3,815	4,119	4,056
Senior Notes:
6.75%	August 2018	1,600	1,593	1,600	1,589
5.375%	March 2020	2,000	1,985	2,000	1,980
7.00%	October 2020	690	689	690	688
6.375%	October 2020	2,250	2,231	2,250	2,226
7.50%	July 2021	1,625	1,613	1,625	1,610
6.75%	August 2021	650	647	650	646
5.625%	December 2021	900	894	900	893
7.25%	July 2022	550	543	550	542
5.50%	March 2023	1,000	992	1,000	991
5.875%	May 2023	3,250	3,220	3,250	3,215
4.50%(2)	May 2023	1,578	1,563	1,629	1,612
6.125%	April 2025	3,250	3,218	3,250	3,214
Other	Various	12	12	12	12
Total long-term debt		$30,169	29,846	$31,437	31,088
Less: Current portion of long-term debt			1		823
Non-current portion of long-term debt			$29,845		$30,265
____________________________________

(1)	Together, the “Senior Secured Credit Facilities” under the Company’s Third Amended and Restated Credit and Guaranty Agreement, as amended (the “Credit Agreement”).

(2)	Represents the U.S. dollar equivalent of Euro-denominated debt (discussed below).
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
As of December 31, 2016, the Company was in compliance with all financial maintenance covenants related to the Company’s outstanding debt. The Company continues to take steps to reduce its debt levels and improve profitability to ensure continual compliance with the financial maintenance covenants. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with these financial maintenance covenants after taking into consideration the effect of the divestitures of certain skincare products, for which regulatory approval has been received and is expected to close in early March 2017, and Dendreon Pharmaceuticals, Inc. ("Dendreon"), which is expected to be consummated in the first half of 2017. In the event that the divestiture of certain skincare products does not close as anticipated, or the Company performs below its forecasted levels, the Company will implement certain cost-efficiency initiatives, such as rationalization of SG&A and R&D spend, which would allow the Company to continue to comply with the financial maintenance covenants. Absent the impact of the actions described above, the Company would not comply with those financial maintenance covenants.
In addition, the Company is considering taking other actions, including seeking to amend its Senior Secured Credit Facilities or divesting other businesses as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants during the twelve-month period following the date of issuance of the financial statements and address future debt maturities.
The total fair value of the Company’s long-term debt, with carrying values of $29,846 million and $31,088 million at December 31, 2016 and 2015, was $26,297 million and $29,597 million, respectively. The fair value of the Company’s long-term debt is estimated using the quoted market prices for the same or similar debt issuances (Level 2).
Annual maturities and mandatory amortization payments of long-term debt for the five succeeding years ending December 31 and thereafter are as follows. Aggregate payments in 2017 are less than $1 million.

(in millions)
2017	$—
2018	3,738
2019	2,122
2020	7,723
2021	3,215
Thereafter	13,371
Total gross maturities	30,169
Unamortized discounts	(323)
Total long-term debt	$29,846
August 2016 Credit Agreement Amendment
On August 23, 2016, the Company entered into an amendment to its Credit Agreement (the “August 2016 amendment”). The August 2016 amendment reduces the minimum interest coverage maintenance covenant under the Credit Agreement to 2.00 to 1.00 for all fiscal quarters ending on or after September 30, 2016. Prior to the effectiveness of the August 2016 amendment, the minimum interest coverage maintenance covenant was 2.75 to 1.00 for any fiscal quarter ending June 30, 2016 through March 31, 2017 and 3.00 to 1.00 for any fiscal quarter ending thereafter. In addition, the August 2016 amendment permitted the issuance of secured notes with shorter maturities and the incurrence of other indebtedness, in each case to repay term loans under the Credit Agreement. The August 2016 amendment also provided additional flexibility to sell assets, provided the proceeds of such asset sales are used to prepay loans under the Credit Agreement in accordance with its terms.
The August 2016 amendment increased each of the applicable interest rate margins under the Credit Agreement by 0.50%, which will apply until delivery of the Company’s financial statements for the quarter ending June 30, 2017. Thereafter, each of the applicable interest rate margins will be determined on the basis of a pricing grid tied to the Company’s secured leverage ratio, which has also been increased by 0.50% across the grid.
The August 2016 amendment was accounted for as a debt modification. As a result, payments to the lenders were recognized as additional debt discounts and are being amortized over the remaining term of each term loan.
April 2016 Credit Agreement Amendment
On April 11, 2016, the Company obtained an amendment and waiver to its Credit Agreement (the “April 2016 amendment”). Pursuant to the April 2016 amendment, the Company obtained an extension to the deadline for filing (i) the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) to May 31, 2016

and (ii) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016 Form 10-Q”) to July 31, 2016.  The April 2016 amendment also waived, among other things, the cross-default under the Credit Agreement to the Company's and Valeant's indentures that arose when the 2015 Form 10-K was not filed by March 15, 2016, any cross default under the Credit Agreement that may have arisen under the Company's other indebtedness from the failure to timely deliver the 2015 Form 10-K, and the cross default under the Credit Agreement to the Company's and Valeant's indentures that arose when the March 31, 2016 Form 10-Q was not filed by May 16, 2016 or any cross default under the Credit Agreement to the Company’s other indebtedness as a result of the delay in filing the March 31, 2016 Form 10-Q.  The April 2016 amendment modified, among other things, the interest coverage financial maintenance covenant from 3.00 to 1.00 to 2.75 to 1.00 from the fiscal quarter ending June 30, 2016 through the fiscal quarter ending March 31, 2017. Certain financial definitions were also amended, including the definition of “Consolidated Adjusted EBITDA” which has been modified to add back fees and expenses in connection with any amendment or modification of the Credit Agreement or any other indebtedness, and to permit up to $175 million to be added back in connection with costs, fees and expenses relating to, among other things, Philidor-related matters and/or product pricing-related matters and any review by the Board and the Company’s ad hoc committee of independent directors (the “Ad Hoc Committee”) related to such matters. The April 2016 amendment also modified certain existing add-backs to Consolidated Adjusted EBITDA under the Credit Agreement, including increasing the add-back for (i) restructuring charges in any twelve-month period to $200 million from $125 million and (ii) fees and expenses in connection with any proposed or actual issuance of debt, equity, acquisitions, investments, assets sales or divestitures to $150 million from $75 million for any twelve month period ending on or prior to March 31, 2017.
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
2014 Activity
On February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement to reprice and refinance the Series E Tranche B Term Loan Facility by the issuance of $2,950 million in new term loans (the “Series E-1 Tranche B Term Loan Facility”). Term loans under the Series E Tranche B Term Loan Facility were either exchanged for, or repaid with the proceeds of, the Series E-1 Tranche B Term Loan Facility and proceeds of the additional Series A-3 Tranche A Term Loan Facility described below. The Series E-1 Tranche B Term Loan Facility has terms consistent with the Series E Tranche B Term Loan Facility. In connection with this transaction, the Company recognized a loss on extinguishment of debt of $94 million in the three-month period ended March 31, 2014.

Concurrently, on February 6, 2014, the Company and certain of its subsidiaries as guarantors entered into a joinder agreement for the issuance of $226 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. Proceeds from this transaction were used to repay part of the term loans outstanding under the Series E Tranche B Term Loan Facility.
In July 2014, the Company made principal payments of $1,000 million, in the aggregate, related to the Senior Secured Credit Facilities.
2015 Activity
On January 22, 2015, the Company and certain of its subsidiaries, as guarantors, entered into joinder agreements to allow for an increase in commitments under the Revolving Credit Facility to $1,500 million and the issuance of $250 million in incremental term loans under the Series A-3 Tranche A Term Loan Facility. The Revolving Credit Facility and the Series A-3 Tranche A Term Loan Facility terms remained unchanged.
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
Concurrently with the Salix Acquisition on April 1, 2015, the Company obtained incremental term loan commitments in the aggregate principal amount of $5,150 million (the "Incremental Term Loan Facilities") under its existing Credit Agreement. The Incremental Term Loan Facilities, which were fully drawn in the second quarter of 2015, consist of (1) $1,000 million of tranche A term loans (the "Series A-4 Tranche A Term Loan Facility"), bearing interest at a rate per annum equal to, at the election of the Company, (i) the base rate plus a range between 0.75% and 1.25% or (ii) LIBO rate plus a range between 1.75% and 2.25%, in each case, depending on the Company's leverage ratio and having terms that are consistent with the Company's existing tranche A term loans and (2) $4,150 million of tranche B term loans (the "Series F Tranche B Term Loan Facility"), bearing interest at a rate per annum equal to, at election of the Company, (i) the base rate plus a range between 2.00% and 2.25% or (ii) LIBO rate plus a range between 3.00% and 3.25%, depending on the Company's secured leverage ratio and subject to a 1.75% base rate floor and 0.75% LIBO rate floor, and having terms that are consistent with the Company's existing tranche B term loans. These interest rates do not reflect the changes resulting from the April 2016 amendment or the August 2016 amendment. In connection with the issuance of the Incremental Term Loan Facilities, the Company incurred a total of approximately $85 million of costs and fees (treated as a deduction to Long-term debt), including an original issue discount of approximately $21 million.
The Series A-4 Tranche A Term Loan Facility is payable in quarterly installments at the rate of 5% per annum through March 31, 2016, then at the rate of 10% per annum through March 31, 2017, then at the rate of 20% per annum through maturity on April 1, 2020. The Series F Tranche B Term Loan Facility is payable in quarterly installments at the rate of 1% per annum through maturity on April 1, 2022. These amortization schedules do not reflect the effect of the voluntary term loan prepayments or prepayments of term loans from asset sale proceeds in 2016, as described below, which did not have a material impact on amortization amounts.
On May 29, 2015, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 11 to the Credit Agreement to reprice the Series D-2 Tranche B Term Loan Facility.  The applicable margins for borrowings under the Series D-2 Tranche B Term Loan Facility, as modified by the repricing, were initially 1.75% with respect to base rate borrowings and 2.75% with respect to LIBO rate borrowings. Then, commencing with the delivery of the financial statements of the Company for the fiscal quarter ending September 30, 2015, such margins were changed to between 1.50% and 1.75% for base rate borrowings and between 2.50% and 2.75% for LIBO rate borrowings, in each case, based on the secured leverage ratio of the Company for each fiscal quarter for which financial statements are delivered as required under the Credit Agreement, subject to a 1.75% base rate floor and a 0.75% LIBO rate floor. The applicable margins do not reflect the changes resulting from the April 2016 amendment or the August 2016 amendment. Costs and fees incurred in connection with the repricing of the Series D-2 Tranche B Term Loan Facility were nominal.
2016 Activity
In 2016, the Company made long-term debt repayments of $2,436 million, in the aggregate. Of this amount, $1,841 million of term loan facilities was repaid, which consisted of (i) payments of the scheduled 2016 term loan amortization payments, resulting in an aggregate principal reduction of $556 million; (ii) final repayment of the maturities of the Series A-1 and Series

A-2 Tranche A Term Loan Facilities, resulting in an aggregate principal reduction of $260 million; (iii) voluntary prepayments of the scheduled 2017 term loan amortization payments, resulting in an aggregate principal reduction of $610 million; (iv) $140 million of prepayments of term loans from asset sale proceeds; and (v) additional voluntary prepayments of $275 million, in the aggregate, that were applied pro rata across the Company's term loans (of which $125 million represented an estimate of the mandatory excess cash flow payment for the fiscal year ended December 31, 2015 based on preliminary 2015 results at the time). During the year ended December 31, 2016, the net borrowings under the Company’s revolving credit facility were $625 million.
As of December 31, 2016, the remaining quarterly amortization payments for the Senior Secured Credit Facilities were as follows, starting on March 31, 2018: $99 million for the Series A-3 Tranche A Term Loan Facility; $48 million for the Series A-4 Tranche A Term Loan Facility; and $10 million for the Series F Tranche B Term Loan Facility. There are no remaining quarterly amortization payments for the Series D-2 Tranche B Term Loan Facility, the Series C-2 Tranche B Term Loan Facility and the Series E-1 Tranche B Term Loan Facility.
The effective rates of interest for the year ended December 31, 2016 and the applicable margins available as of December 31, 2016 on borrowings under the Senior Secured Credit Facilities were as follows:

	Effective	Margins
	Interest Rate	Base Rate Borrowings	LIBO Rate Borrowings
Revolving Credit Facility	3.76%	2.75%	3.75%
Series A-1 Tranche A Term Loan Facility(1)	2.68%	2.75%	3.75%
Series A-2 Tranche A Term Loan Facility(1)	2.68%	2.75%	3.75%
Series A-3 Tranche A Term Loan Facility	3.58%	2.75%	3.75%
Series A-4 Tranche A Term Loan Facility	3.71%	2.75%	3.75%
Series D-2 Tranche B Term Loan Facility(2)	4.46%	3.25%	4.25%
Series C-2 Tranche B Term Loan Facility(2)	4.71%	3.50%	4.50%
Series E-1 Tranche B Term Loan Facility(2)	4.65%	3.50%	4.50%
Series F Tranche B Term Loan Facility(2)	4.89%	3.75%	4.75%
____________________________________

(1)	Fully repaid in the three-month period ended March 31, 2016.

(2)	Subject to a 1.75% base rate floor and a 0.75% LIBO rate floor.
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
Subject to certain exceptions and customary baskets set forth in the Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Senior Secured Credit Facilities under certain circumstances, including from (a) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights and net proceeds threshold), (b) 50% of the net cash proceeds from the issuance of equity securities subject to decrease based on leverage ratios, (c) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as defined in the Credit Agreement), (d) 50% of Consolidated Excess Cash Flow (as defined in the Credit Agreement) subject to decrease based on leverage ratios and (e) 100% of net cash proceeds from asset sales outside the ordinary course of business (subject to reinvestment rights, which were restricted by the terms of the April 2016 amendment.)
The Company is permitted to voluntarily reduce the unutilized portion of the revolving commitment amount and repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, other than customary “breakage”

costs with respect to LIBO rate loans. As of December 31, 2016, the Company is permitted to voluntarily repay outstanding loans under the Tranche A Term Loan facilities and Tranche B Term Loan facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBO rate loans.
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
6.875% Senior Notes due 2018
On November 23, 2010, Valeant issued $1,000 million aggregate principal amount of 6.875% senior notes due December 2018 (the "December 2018 Notes") in a private placement. In connection with the December 29, 2014 redemption of $445 million aggregate principal amount of the December 2018 Notes for $463 million, including a call premium of $15 million, plus accrued and unpaid interest, the Company recognized a loss on the extinguishment of debt of $18 million in the three-month period ended December 31, 2014.
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
6.375% Senior Notes due 2020
On October 4, 2012, VPI Escrow Corp. (the “VPI Escrow Issuer”), a newly formed wholly owned subsidiary of Valeant, issued $1,750 million aggregate principal amount of 6.375% senior notes due 2020 (the “6.375% Notes”) in a private placement. The 6.375% Notes accrue interest at the rate of 6.375% per year, payable semi-annually in arrears. At the time of the closing of the Medicis acquisition, (1) the VPI Escrow Issuer merged with and into Valeant, with Valeant continuing as the surviving corporation, (2) Valeant assumed all of the VPI Escrow Issuer’s obligations under the 6.375% Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Medicis acquisition.
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
6.75% Senior Notes due 2018 and 7.50% Senior Notes due 2021
On July 12, 2013, VPII Escrow Corp. (the “VPII Escrow Issuer”), a newly formed wholly-owned subsidiary of the Company, issued $1,600 million aggregate principal amount of 6.75% senior notes due 2018 (the “August 2018 Notes”) and $1,625 million aggregate principal amount of 7.50% senior notes due 2021 (the “July 2021 Notes”) in a private placement. The August 2018 Notes accrue interest at the rate of 6.75% per year, payable semi-annually in arrears. The July 2021 Notes accrue interest at the rate of 7.50% per year, payable semi-annually in arrears. At the time of the closing of the B&L Acquisition, (1) the VPII Escrow Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (2) the Company assumed all of the VPII Escrow Issuer’s obligations under the August 2018 Notes and July 2021 Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the B&L Acquisition.
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

5.50% Senior Notes due 2023
On January 30, 2015, the Company issued $1,000 million aggregate principal amount of 5.50% senior notes due 2023 ("2023 Notes") in a private placement. The 2023 Notes accrue interest at the rate of 5.50% per year, payable semi-annually in arrears.
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
5.375% Senior Notes due 2020, 5.875% Senior Notes due 2023, 4.50% Senior Notes due 2023 and 6.125% Senior Notes due 2025
On March 27, 2015, VRX Escrow Corp. (the "VRX Issuer"), a newly formed wholly owned subsidiary of the Company, issued $2,000 million aggregate principal amount of 5.375% senior notes due 2020 (the "2020 Notes"), $3,250 million aggregate principal amount of 5.875% senior notes due 2023 (the "May 2023 Notes"), €1,500 million aggregate principal amount of 4.50% senior notes due 2023 (the "Euro Notes”) and $3,250 million aggregate principal amount of 6.125% senior notes due 2025 (the "2025 Notes" and, together with the 2020 Notes, the May 2023 Notes and the Euro Notes, the "VRX Notes") in a private placement.
In addition, the VRX Issuer entered into an escrow and security agreement (the “Escrow Agreement”) dated as of March 27, 2015, with an escrow agent. Pursuant to the Escrow Agreement, the proceeds from the issuance of the VRX Notes, together with cash sufficient to fund certain accrued and unpaid interest on the VRX Notes, totaling $10,340 million in the aggregate, were deposited into escrow accounts and held as collateral security for the VRX Issuer’s obligations until the consummation of the Salix Acquisition, which occurred on April 1, 2015. At the time of the closing of the Salix Acquisition, (1) the VRX Issuer was voluntarily liquidated and all of its obligations were assumed by, and all of its assets were distributed to, the Company, (2) the Company assumed all of the VRX Issuer's obligations under the VRX Notes and the related indenture and (3) the funds previously held in escrow were released to the Company and were used to finance the Salix Acquisition (as such, the $10,340 million referenced in this paragraph was released from restricted cash and cash equivalents in April 2015.)
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
Commitment Letters
In connection with the Salix Acquisition (see Note 3), the Company entered into a commitment letter dated as of February 20, 2015 (as amended and restated as of March 8, 2015, the “Salix Commitment Letter”), with a syndicate of banks, led by Deutsche Bank and HSBC. Pursuant to the Salix Commitment Letter, commitment parties committed to provide (i) incremental term loans pursuant to the Credit Agreement of up to $5,550 million and (ii) senior unsecured increasing rate bridge loans under a new senior unsecured bridge facility of up to $9,600 million. Subsequently, the Company obtained $15,250 million in debt financing comprised of a combination of the incremental term loan facilities under the Company's existing Credit Agreement in an aggregate principal amount of $5,150 million and the issuance of the Notes in the U.S. dollar equivalent aggregate principal amount of approximately $10,100 million, as described above. In the first quarter of 2015, the Company expensed $72 million of financing costs associated with the Salix Commitment Letter to Interest expense in the consolidated statement of (loss) income.
In addition, on March 27, 2015, the Company issued equity of approximately $1,450 million to fund the Salix Acquisition (see Note 13 for further information regarding the equity issuance).

12.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
In connection with the acquisition of B&L completed on August 5, 2013, the Company assumed all of B&L’s benefit obligations and related plan assets. This includes defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy B&L U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance. The most significant non-U.S. plans are two defined benefit plans in Ireland. In 2011, both Ireland defined benefit plans were closed to future service benefit accruals; however additional accruals related to annual salary increases continued. In December 2014, one of the Ireland defined benefit plans was amended effective August 2014 to eliminate future benefit accruals related to salary increases. All of the pension benefits accrued through the plan amendment date were preserved. As a result of the plan amendment, there are no active plan participants accruing benefits under the amended Ireland defined benefit plan. The U.S. postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
In addition to the B&L benefit plans, outside of the U.S., a limited group of Valeant employees are covered by defined benefit pension plans.
The Company uses December 31 as the year-end measurement date for all of its defined benefit pension plans and the postretirement benefit plan.
Accounting for Pension Benefit Plans and Postretirement Benefit Plan
The Company recognizes on its balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension plan and other postretirement benefit plan. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost are recognized, net of tax, as a component of other comprehensive loss.

The table below presents the amounts recognized in accumulated other comprehensive loss as of December 31, 2016 and 2015:

	Pension Benefit Plans						Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Unrecognized actuarial (losses) gains	$(26)	$(24)	$(18)	$(61)	$(40)	$(73)	$—	$(1)	$(4)
Unrecognized prior service credits	$—	$—	$—	$26	$24	$27	$23	$23	$26
Of the December 31, 2016 amounts, the Company expects to recognize $3 million and $1 million of unrecognized prior service credits related to the U.S. postretirement benefit plan and the non-U.S. defined benefit plans, respectively, in net periodic (benefit) cost during 2017. In addition, the Company expects to recognize $1 million of unrecognized net loss related to the non-U.S. pension benefit plans in net periodic (benefit) cost during 2017.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the years ended December 31, 2016, 2015 and 2014:

	Pension Benefit Plans						Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$2	$2	$—	$3	$3	$4	$—	$2	$2
Interest cost	8	10	11	6	6	8	2	2	2
Expected return on plan assets	(13)	(15)	(15)	(7)	(7)	(8)	—	—	—
Amortization of net loss (gain)	—	—	—	—	1	—	—	—	—
Curtailment gain recognized	—	—	—	—	—	(2)	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	—	(3)	(3)	(3)
Settlement loss (gain) recognized	—	—	1	—	2	—	—	—	—
Other	—	—	—	2	—	1	—	—	—
Net periodic (benefit) cost	$(3)	$(3)	$(3)	$3	$4	$3	$(1)	$1	$1

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for the years 2016 and 2015:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2016	2015	2016	2015	2016	2015
Change in Projected benefit Obligation
Projected benefit obligation, beginning of year	$232	$252	$217	$273	$58	$62
Service cost	2	2	3	3	—	2
Interest cost	8	10	6	6	2	2
Employee contributions	—	—	—	—	1	1
Plan amendments	—	—	(4)	—	(2)	—
Settlements	—	—	(5)	(9)	—	—
Benefits paid	(15)	(16)	(5)	(5)	(6)	(7)
Actuarial (gains) losses	3	(15)	25	(28)	(1)	(2)
Currency translation adjustments	—	—	(8)	(26)	—	—
Other	—	(1)	1	3	—	—
Projected benefit obligation, end of year	230	232	230	217	52	58

Change in Plan Assets
Fair value of plan assets, beginning of year	182	197	126	141	4	9
Actual return on plan assets	14	(6)	7	4	(1)	—
Employee contributions	—	—	—	—	1	1
Company contributions	—	7	9	6	2	—
Settlements	—	—	(4)	(9)	—	—
Benefits paid	(15)	(16)	(5)	(5)	(6)	(7)
Currency translation adjustments	—	—	(5)	(13)	—	—
Other	—	—	—	2	—	1
Fair value of plan assets, end of year	181	182	128	126	—	4
Funded Status at end of year	$(49)	$(50)	$(102)	$(91)	$(52)	$(54)

Recognized as:
Other non-current assets, net	$—	$—	$—	$—	$—	$—
Accrued and other current liabilities	—	—	(2)	(1)	(6)	(3)
Pension and other benefit liabilities	(49)	(50)	(100)	(90)	(46)	(51)
A number of the Company’s pension benefit plans were underfunded as of December 31, 2016 and 2015, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2016	2015	2016	2015
Projected benefit obligation	$230	$232	$230	$216
Accumulated benefit obligation	230	232	221	207
Fair value of plan assets	181	182	128	125
Information for the pension benefit plans that are underfunded on a projected benefit obligation basis (versus underfunded on an accumulated benefit basis as in the table above) for the years 2016 and 2015 were as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2016	2015	2016	2015
Projected benefit obligation	$230	$232	$230	$217
Fair value of plan assets	181	182	128	126

The non-U.S. benefit plans’ accumulated benefit obligation for both the funded and underfunded pension benefit plans was $221 million and $208 million as of December 31, 2016 and 2015, respectively.
The Company’s policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2017, the Company expects to contribute $5 million, $6 million and $6 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively.
The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2017.
Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2017	$14	$3	$6
2018	18	3	6
2019	18	4	5
2020	18	4	5
2021	18	5	4
2022-2026	81	29	17
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Pension Benefit Plans			Postretirement Benefit Plan(1)
	2016	2015	2014	2016	2015	2014
For Determining Net Periodic (Benefit) Cost
U.S. Plans:
Discount rate(2)	4.34%	3.90%	4.70%	4.13%	3.70%	4.30%
Expected rate of return on plan assets	7.50%	7.50%	7.50%	5.50%	5.50%	5.50%
Rate of compensation increase	—	—	—	—	—	—
Non-U.S. Plans:
Discount rate	2.74%	2.41%	3.86%
Expected rate of return on plan assets	5.46%	5.60%	5.63%
Rate of compensation increase	2.87%	2.86%	2.88%

	Pension Benefit Plans		Postretirement Benefit Plan(1)

	2016	2015	2016	2015
For Determining Benefit Obligation
U.S. Plans:
Discount rate	4.04%	4.34%	3.85%	4.13%
Rate of compensation increase	—	—	—	—
Non-U.S. Plans:
Discount rate	2.08%	2.74%
Rate of compensation increase	2.64%	2.87%
____________________________________

(1)	The Company does not have non-U.S. postretirement benefit plans.

(2)	The discount rate in 2014 for the U.S. postretirement benefit plan was impacted by the amendment described above which eliminated coverage for new retirees.

The expected long-term rate of return on plan assets was developed based on a capital markets model that uses expected asset class returns, variance and correlation assumptions. The expected asset class returns were developed starting with current Treasury (for the U.S. pension plan) or Eurozone (for the Ireland pension plans) government yields and then adding corporate bond spreads and equity risk premiums to develop the return expectations for each asset class. The expected asset class returns are forward-looking. The variance and correlation assumptions are also forward-looking. They take into account historical relationships, but are adjusted to reflect expected capital market trends. The expected return on plan assets for the Company’s U.S. pension plan for 2016 was 7.50% and for the postretirement benefit plan was 5.50%. The expected return for the U.S. postretirement plan is based on the expected return for the U.S. pension plan reduced by 2.0% to reflect an estimate of additional administrative expenses. The expected return on plan assets for the Company’s Ireland pension plans was 5.80% for 2016.
The discount rate used to determine benefit obligations represents the current rate at which the benefit plan liabilities could be effectively settled considering the timing of expected payments for plan participants.
The 2017 expected rate of return for the U.S. pension benefit plan will remain at 7.50%. The 2017 expected rate of return for the Ireland pension benefit plans will be 4.00%.
Plan Assets
Pension and postretirement benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2016 and 2015:

	Pension Benefit Plans		Postretirement Benefit Plan
	2016	2015	2016	2015
U.S. Plan
Equity securities	61%	61%	Not applicable	57%
Fixed income securities	39%	39%	Not applicable	20%
Cash	—%	—%	Not applicable	23%
Non-U.S. Plans
Equity securities	47%	44%
Fixed income securities	42%	41%
Other	11%	15%
The investment strategy underlying pension plan asset allocation is to manage the assets of the plan to provide for the non-current liabilities while maintaining sufficient liquidity to pay current benefits. Pension plan assets are diversified to protect against large investment losses and to reduce the probability of excessive performance volatility. Diversification of assets is achieved by allocating funds to various asset classes and investment styles within asset classes, and retaining investment management firm(s) with complementary investment philosophies, styles and approaches.
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
Fair Value of Plan Assets
The Company measured the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 6.

The table below presents total plan assets by investment category as of December 31, 2016 and 2015 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1 and Level 2 for the years ended December 31, 2016 and 2015.

	Pension Benefit Plans - U.S. Plans
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)	As of December 31, 2016				As of December 31, 2015
Cash & cash equivalents(1)	$—	$—	$—	$—	$—	$—	$—	$—
Commingled funds:(2)(3)
Equity securities:
U.S. broad market	—	70	—	70	—	69	—	69
Emerging markets	—	16	—	16	—	16	—	16
Worldwide developed markets	—	25	—	25	—	25	—	25
Fixed income securities:
Investment grade	—	52	—	52	—	53	—	53
Global high yield	—	18	—	18	—	19	—	19
	$—	$181	$—	$181	$—	$182	$—	$182

	Pension Benefit Plans - Non-U.S. Plans
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)	As of December 31, 2016				As of December 31, 2015
Cash & cash equivalents(1)	$10	$—	$—	$10	$13	$—	$—	$13
Commingled funds:(2)(3)
Equity securities:
Emerging markets	—	—	—	—	—	—	—	—
Worldwide developed markets	—	59	—	59	—	56	—	56
Fixed income securities:
Investment grade	—	10	—	10	—	10	—	10
Global high yield	—	1	—	1	—	1	—	1
Government bond funds	—	43	—	43	—	40	—	40
Other assets	—	5	—	5	—	6	—	6
	$10	$118	$—	$128	$13	$113	$—	$126

	Postretirement Benefit Plan
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
(in millions)	As of December 31, 2016				As of December 31, 2015
Cash	$—	$—	$—	$—	$1	$—	$—	$1
Insurance policies(4)	—	—	—	—	—	3	—	3
	$—	$—	$—	$—	$1	$3	$—	$4
____________________________________

(1)
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.

(2)
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 90% of the non-U.S. commingled funds in both 2016 and 2015. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.

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

Health Care Cost Trend Rate
The health care cost trend rate assumptions for the postretirement benefit plan were as follows:

	2016	2015
Health care cost trend rate assumed for next year	Not applicable	7.02%
Rate to which the cost trend rate is assumed to decline	Not applicable	4.50%
Year that the rate reaches the ultimate trend rate	Not applicable	2038
Effective January 1, 2017, the Company implemented a health reimbursement arrangement for pensioners who currently receive medical coverage from the Company.  As pensioners will receive a fixed annual amount to use for their medical expenses under this arrangement, the liability is no longer impacted by health care cost trend rates.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the Company matches a portion of the employee contributions. The Company contributed $28 million, $28 million and $21 million to these plans in the years ended December 31, 2016, 2015 and 2014, respectively.

13.	SHAREHOLDERS' EQUITY
Securities Repurchase Programs
On November 18, 2015, the Company’s Board of Directors approved a securities repurchase program (the “2015 Securities Repurchase Program”). Under the 2015 Securities Repurchase Program, which commenced on November 21, 2015, the Company could make purchases of up to $3,000 million of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2015 Securities Repurchase Program terminated on November 20, 2016 and has not yet been renewed.
On November 20, 2014, the Company’s Board of Directors approved a securities repurchase program (the “2014 Securities Repurchase Program”). Under the 2014 Securities Repurchase Program, which commenced on November 21, 2014, the Company could make purchases of up to $2,000 million of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2014 Securities Repurchase Program terminated on November 20, 2015.
On November 21, 2013, the Company’s Board of Directors approved a securities repurchase program (the “2013 Securities Repurchase Program”). Under the 2013 Securities Repurchase Program, which commenced on November 22, 2013, the Company could make purchases of up to $1,500 million of its convertible notes, senior notes, common shares and/or other future debt or shares, subject to any restrictions in the Company’s financing agreements and applicable law. The 2013 Securities Repurchase Program terminated on November 21, 2014.
Repurchases of Shares and Senior Notes
During 2016 and 2015, no common shares were repurchased under the 2015 Securities Repurchase Program.
During 2015, under the 2014 Securities Repurchase Program, the Company repurchased 424,215 of its common shares for an aggregate purchase price of $72 million. The excess of the purchase price over the carrying value of the common shares repurchased of $60 million was charged to the accumulated deficit. These common shares were subsequently cancelled.

During 2014, no common shares were repurchased under the 2013 Securities Repurchase Program or the 2014 Securities Repurchase Program.
During 2016, 2015, and 2014, the Company did not make any purchases of its senior notes under the applicable securities repurchase programs.
Issuances of Common Shares
On June 10, 2015, the Company issued 213,610 common shares, representing a portion of the consideration transferred in connection with the acquisition of certain assets of Dendreon Corporation. The shares had an aggregate value of approximately $50 million as of the date of issuance. See Note 3 for additional information regarding the acquisition of certain assets of Dendreon Corporation.
On March 27, 2015, the Company completed, pursuant to an Underwriting Agreement dated March 17, 2015 with Deutsche Bank Securities Inc. on behalf of several underwriters, a registered offering in the United States of 7,286,432 of its common shares, no par value, at a price of $199.00 per common share, for aggregate gross proceeds of approximately $1,450 million. In connection with the issuance of these new common shares, the Company incurred approximately $18 million of issuance costs, which has been reflected as reduction to the gross proceeds from the equity issuance. The proceeds of this offering were used to fund the Salix Acquisition. The Company granted the underwriters an option to purchase additional common shares equal to up to 15% of the common shares initially issued in the offering. This option was not exercised by the underwriters.
Management Cease Trade Orders
On March 21, 2016, the Company applied for a customary management cease trade order (the “MCTO”) from the AMF, the Company's principal securities regulator in Canada. The application was made in connection with the Company’s anticipated delay in filing its audited consolidated annual financial statements for the fiscal year ended December 31, 2015, the related management’s discussion and analysis, certificates of its Chief Executive Officer and Chief Financial Officer and its 2015 Form 10-K (collectively, the “Required Annual Canadian Filings”) with Canadian securities regulators until after the March 30, 2016 filing deadline. This MCTO (the “March MCTO”) was issued on March 31, 2016 and prohibited the trading in or acquisition of any securities of the Company, directly or indirectly, by each of the Company’s then-current Chief Executive Officer, the then-current Chief Financial Officer and each other member of the then-current Board. The March MCTO did not affect the ability of other shareholders of the Company to trade in the Company’s securities. A similar order was issued by the Ontario Securities Commission with respect to a director of the Company who is resident in that province. The Company made the Required Annual Canadian Filings on April 29, 2016 and, as of that date, the March MCTOs and the corresponding trading restrictions were lifted.
On May 11, 2016, the Company applied for a further customary MCTO from the AMF in connection with its delay in filing its interim consolidated financial statements for the quarter ended March 31, 2016, the related management’s discussion and analysis and certificates of its current Chief Executive Officer and Chief Financial Officer (collectively, the “Required Interim Canadian Filings”) with Canadian securities regulators until after the May 15, 2016 filing deadline. This MCTO (the “May MCTO”) was issued on May 17, 2016 and prohibited the trading in or acquisition of any securities of the Company, directly or indirectly, by each of the Company’s current Chief Executive Officer, the then-current Chief Financial Officer and each other member of the then-current Board. A similar order was issued by the Ontario Securities Commission with respect to a director of the Company who is resident in that province. The Company made the Required Interim Canadian Filings on June 7, 2016 and, as of June 8, 2016, the May MCTOs and the corresponding trading restrictions were lifted.

14.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18 million common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20 million common shares of common stock for issuance under the 2014 Plan. Approximately 12 million shares were available for future grants as of December 31,

2016. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options and restricted share units ("RSUs") for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Stock options	$16	$17	$18
RSUs	149	123	60
Share-based compensation expense	$165	$140	$78

Research and development expenses	$7	$6	$5
Selling, general and administrative expenses	158	134	73
Share-based compensation expense	$165	$140	$78
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
The Company recognized $57 million and $17 million of tax benefits from share-based compensation in the years ended December 31, 2015 and 2014, respectively. In the third quarter of 2016, the Company early adopted FASB guidance (issued in March 2016) which simplified several aspects of the accounting for employee share-based payment transactions. See Note 2 for further information.

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
The fair values of all stock options granted for the years ended December 31, 2016, 2015 and 2014 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2016	2015	2014
Expected stock option life (years)(1)	3.3	3.4	5.8
Expected volatility(2)	75.0%	44.5%	43.0%
Risk-free interest rate(3)	1.1%	1.3%	1.8%
Expected dividend yield(4)	—%	—%	—%
____________________________________

(1)	Determined based on historical exercise and forfeiture patterns.

(2)	Determined based on implied volatility in the market traded options of the Company’s common stock.

(3)	Determined based on the rate at the time of grant for zero-coupon U.S. or Canadian government bonds with maturity dates equal to the expected life of the stock option.

(4)	Determined based on the stock option’s exercise price and expected annual dividend rate at the time of grant.
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
The following table summarizes stock option activity during the year ended December 31, 2016:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	6.9	$32.59
Granted	2.5	25.60
Exercised	(4.7)	7.34
Expired or forfeited	(0.6)	76.54
Outstanding, December 31, 2016	4.1	$49.57	7.4	$1
Vested and exercisable, December 31, 2016	1.3	$75.74	3.6	$1
The weighted-average fair values of all stock options granted in 2016, 2015 and 2014 were $14.50, $73.10 and $62.15, respectively. The total intrinsic values of stock options exercised in 2016, 2015 and 2014 were $65 million, $119 million and $87 million, respectively. Proceeds received on the exercise of stock options in 2016, 2015 and 2014 were $33 million, $30 million and $17 million, respectively.
As of December 31, 2016, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $40 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.5 years. The total fair value of stock options vested in 2016, 2015 and 2014 were $26 million, $26 million and $36 million, respectively.

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
The following table summarizes non-vested time-based RSU activity during the year ended December 31, 2016:

(in millions, except per share amounts)	Time-Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2016	1.8	$80.96
Granted	1.8	29.88
Vested	(0.5)	89.10
Forfeited	(0.4)	93.83
Non-vested, December 31, 2016	2.7	$43.96
As of December 31, 2016, the total remaining unrecognized compensation expense related to non-vested time-based RSUs amounted to $55 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years. The total fair value of time-based RSUs vested in 2016, 2015 and 2014 were $43 million, $7 million and $8 million, respectively.
Performance-Based RSUs
Each vested RSU with performance goals (“performance-based RSU”) represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum. Performance-based RSUs vest upon achievement of certain share price appreciation conditions. If the Company’s performance is below a specified performance level, no common shares will be paid.
The fair value of each performance-based RSU granted during the years ended December 31, 2016, 2015 and 2014 was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved.

The fair values of performance-based RSUs granted for the years ended December 31, 2016, 2015 and 2014 were estimated with the following assumptions:

	2016	2015	2014
Contractual term (years)	3.0 - 4.0	2.8 - 6.3	2.6 - 6.3
Expected Company share volatility(1)	78.2% - 81.4%	40.9% - 60.3%	38.7% - 45.4%
Risk-free interest rate(2)	1.0% - 1.2%	1.1% - 2.1%	0.8% - 2.3%
____________________________________

(1)	Determined based on historical volatility over the contractual term of the performance-based RSU.

(2)	Determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the performance-based RSUs.
The following table summarizes non-vested performance-based RSU activity during the year ended December 31, 2016:

(in millions, except per share amounts)	Performance- Based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2016	1.5	$261.33
Granted	1.4	37.33
Vested	(0.5)	280.84
Forfeited	(0.6)	262.01
Non-vested, December 31, 2016	1.8	$81.68
As of December 31, 2016, the total remaining unrecognized compensation expense related to the non-vested performance-based RSUs amounted to $62 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.4 years. A maximum of 3,253,628 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2016.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as of December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015
Foreign currency translation adjustment	$(2,074)	$(1,530)
Pension adjustment, net of tax	(34)	(12)
Ending Balance	$(2,108)	$(1,542)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar.

16.	OTHER EXPENSE (INCOME)
Other expense (income) for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
(Gain) loss on sale of assets	$(6)	$8	$(251)
Other post business combination expenses	—	183	27
Acquisition-related costs	2	39	6
Loss (gain) on litigation settlements	59	37	(45)
Other, net	18	28	—
Other expense (income)	$73	$295	$(263)
Other expense, net was $73 million for 2016. Loss on litigation settlements includes (i) an unfavorable adjustment of $90 million from the proposed settlement of the Salix securities litigation and (ii) a favorable adjustment of $39 million from the settlement of the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products. Gain on sales of assets includes (i) a gain of $20 million from an amendment to a license agreement terminating the Company's right to develop and commercialize brodalumab in Europe and (ii) a loss of $22 million from the divestiture of Ruconest®.
Other expense, net was $295 million for 2015. Other post business combination expenses includes (i) $168 million related to the acceleration of unvested restricted stock for Salix employees (including $3 million of related payroll taxes) in connection with the Salix Acquisition and (ii) $12 million related to bonuses paid to Amoun employees. Loss on litigation settlements includes $25 million related to the AntiGrippin® litigation.
Other income, net was $263 million for 2014. Gain on sales of assets includes (i) $324 million related to the divestiture of facial aesthetic fillers and toxins and (ii) losses of $59 million related to the divestiture of Metronidazole 1.3% and $9 million related to the divestiture of the generic tretinoin product rights, acquired in the PreCision Acquisition. Gain on litigation settlements includes a favorable adjustment of $50 million related to the AntiGrippin® litigation. Other post business combination expenses include $20 million related to the acceleration of unvested stock options for certain PreCision employees.

17.	INCOME TAXES
The components of (Loss) income before (recovery of) provision for income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Domestic	$(1,804)	$(1,516)	$(851)
Foreign	(631)	1,361	1,905
	$(2,435)	$(155)	$1,054
The components of (Recovery of) provision for income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Current:
Domestic	$—	$—	$1
Foreign	241	77	150
	241	77	151
Deferred:
Domestic	—	(3)	—
Foreign	(268)	59	23
	(268)	56	23
	$(27)	$133	$174

The (Recovery of) provision for income taxes differs from the expected amount calculated by applying the Company’s Canadian statutory rate to (Loss) income before (recovery of) provision for income taxes. The reasons for this difference and the related tax effects for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014(1)
(Loss) income before (recovery of) provision for income taxes	$(2,435)	$(155)	$1,054
Expected Canadian statutory rate	26.9%	26.9%	26.9%
Expected (recovery) provision for of income taxes	(655)	(42)	284
Non-deductible amounts:
Share-based compensation	30	4	20
Merger and acquisition costs	—	3	—
Adjustments to tax attributes	(147)	(87)	(33)
Non-taxable gain on disposal of investments	—	—	(50)
Changes in enacted income tax rates	—	—	30
Canadian tax impact of foreign exchange gain or loss on U.S. dollar denominated debt held by VPII and its Canadian Affiliates	11	174	23
Change in valuation allowance related to foreign tax credits and net operating losses	155	114	17
Change in valuation allowance on Canadian deferred tax assets and tax rate changes	472	230	255
Pharma fee	15	16	3
Change in uncertain tax positions	10	—	(2)
Foreign tax rate differences	(290)	(350)	(230)
Withholding taxes on foreign income	7	7	4
Goodwill impairment	377	—	—
Taxable foreign income	391	441	269
Tax benefit on intra-entity transfers	(399)	(375)	(420)
Other	(4)	(2)	4
	$(27)	$133	$174
____________________________________

(1)	In 2014, $273 million of tax benefit on intra-entity transfers was included within the foreign tax rate differences and has been revised using the current presentation.

The tax effect of major items recorded as deferred tax assets and liabilities as of December 31, 2016 and 2015 is as follows:

(in millions)	2016	2015
Deferred tax assets:
Tax loss carryforwards	$1,328	$1,440
Tax credit carryforwards	422	295
Scientific Research and Experimental Development pool	53	51
Research and development tax credits	129	134
Provisions	563	594
Deferred revenue	15	13
Deferred financing and share issue costs	391	525
Share-based compensation	37	68
Total deferred tax assets	2,938	3,120
Less valuation allowance	(1,857)	(1,366)
Net deferred tax assets	1,081	1,754
Deferred tax liabilities:
Intangible assets	4,044	4,711
Outside basis differences	2,165	2,607
Plant, equipment and technology	24	16
Prepaid expenses	80	96
Other	56	71
Total deferred tax liabilities	6,369	7,501
Net deferred income taxes	$(5,288)	$(5,747)
To facilitate divestitures, streamline operations and simplify the Company's legal structure, in 2016, the Company began a series of internal actions which are expected to be completed during 2017. Due to aspects of the internal restructuring completed in the fourth quarter of 2016, the Company recognized a U.S. taxable gain on the transfer of a foreign subsidiary and expects to utilize approximately $2,000 million of its U.S. net operating losses to offset such gain, resulting in a reduction of the related deferred tax asset. The recognition of the tax gain also resulted in the reversal of an existing deferred tax liability on a related outside basis difference.
In connection with the Company’s internal restructurings, due to a decrease in the Company market value, the Company’s top U.S. subsidiary (Biovail Americas Corporation) ("BAC”) is expecting to recognize a loss on its investment in Valeant Pharmaceuticals International ("VPI") upon the Company's liquidation of BAC in 2017. BAC’s anticipated loss in the stock of VPI is expected to be of a character that, under U.S. tax law, may be carried back to offset the 2016 gain described above. The carryback of this loss will allow for the net operating losses ("NOLs") used to offset the 2016 gain to be available for use against future U.S. taxable income. The Company expects to record the deferred tax asset associated with these NOLs at such time this transaction is completed in 2017.
In January 2017, also in connection with the planned restructuring efforts, the Company expects to recognize additional U.S. taxable gain. This taxable gain is expected to be offset by the anticipated 2017 tax loss expected to be realized on BAC’s investment in VPI.
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. As a result of losses in Canada, and additional foreign tax credits generated by the Company’s U.S. subsidiaries in 2016 and 2015, the valuation allowance increased by $491 million and $507 million, respectively. Given the Company’s history of pre-tax losses and expected future losses in Canada, the Company determined there was insufficient objective evidence to release the remaining valuation allowance against Canadian tax loss carryforwards, International Tax Credits (“ITC”) and pooled Scientific Research and Experimental Development Tax Incentive (“SR&ED”) expenditures. The Company also determined that it will not earn sufficient foreign source taxable income to utilize the Company’s U.S. foreign tax credits.

As of December 31, 2016 and 2015, the Company had accumulated tax losses available to offset future years’ federal and provincial taxable income in Canada of approximately $3,456 million and $1,800 million, respectively.  As of December 31, 2016 and 2015, unclaimed ITCs available to offset future years’ federal taxes in Canada were approximately $34 million and $33 million, respectively, which expire from 2017 to 2035.  In addition, as of December 31, 2016 and 2015, pooled SR&ED expenditures available to offset against future years’ taxable income in Canada were approximately $195 million and $188 million, respectively, which may be carried forward indefinitely. As of December 31, 2016 and 2015, a full valuation allowance against the net Canadian deferred tax assets has been provided of $1,328 million and $973 million, respectively.
As of December 31, 2016 and 2015, the Company had accumulated tax losses available to offset future years' federal taxable income in the U.S. of approximately $651 million and $2,750 million, respectively, including acquired losses and which expire between 2021 and 2036. While the losses are subject to multiple annual loss limitations as a result of previous ownership changes, the Company believes that the recoverability of the deferred tax assets associated with these tax losses are more likely than not to be realized. As of December 31, 2016 and 2015, U.S. research and development credits available to offset future years' federal taxes in the U.S. were approximately $91 million and $85 million, respectively, which includes acquired research and development credits and which expire between 2021 and 2036. As of December 31, 2016, the Company had approximately $342 million in foreign tax credits, including acquired foreign tax credits, recognized for tax return purposes for which a full valuation allowance has been established as they are not expected to be utilized before their expiration.
The Company accrues for U.S. tax on the unremitted earnings of the foreign subsidiaries owned by the Company’s U.S. subsidiaries. In addition, the Company provides for Canadian tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated to Canada. As of December 31, 2016 the Company estimates there will be no Canadian tax liability attributable to the permanently reinvested U.S. earnings.
As of December 31, 2016 and 2015, unrecognized tax benefits (including interest and penalties) were $423 million and $344 million, of which $185 million and $127 million would affect the effective income tax rate, respectively. The remaining unrecognized tax benefits of approximately $238 million would not impact the effective tax rate as the tax positions are offset against existing tax attributes or are timing in nature. In 2016 and 2015, the Company recognized net increases to unrecognized tax benefits for current year tax positions of $16 million and $5 million, respectively. In 2016, the Company recognized a net increase of $63 million and in 2015 recognized a net decrease of $21 million to unrecognized tax benefits related to tax positions taken in the prior years.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2016 and 2015, accrued interest and penalties related to unrecognized tax benefits were approximately $39 million and $46 million. In 2016, the Company recognized a decrease of approximately $7 million and in 2015 recognized an increase of $7 million of interest and penalties.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S., and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years primarily from 2005 to 2015 with significant taxing jurisdictions including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations, and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.

Jurisdiction:	Open Years
United States - Federal	2013 - 2015
Canada	2005 - 2015
Brazil	2011 - 2015
Germany	2007 - 2015
France	2013 - 2015
China	2011 - 2015
Ireland	2012 - 2015
Netherlands	2015 - 2015
The audit of Valeant’s U.S. consolidated federal income tax return for the 2011 and 2012 tax years was concluded by the Internal Revenue Service during 2015. Valeant remains under examination for various state tax audits in the U.S. for years 2002 through 2013. The Company is currently under examination by the Canada Revenue Agency for three separate cycles:

(a) years 2005 through 2006, (b) years 2007 through 2009 and (c) years 2012 through 2013. In February 2013, the Company received from the Canada Revenue Agency a proposed audit adjustment for the years 2005 through 2007. The Company disagrees with the adjustments and has filed a Notice of Objection. The total proposed adjustment will result in a loss of tax attributes which are subject to a full valuation allowance and will not result in material change to the provision for income taxes. The Canada Revenue Agency audits of the 2010 and 2011 tax years were closed in 2016, and resulted in no material adjustments.
In 2014, the Company’s subsidiaries in Australia were notified that the Australian Tax Office would conduct an audit of the 2010 and 2011 tax years. There have been no assessments or proposed adjustments at this time.
The following table presents a reconciliation of the unrecognized tax benefits for 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Balance, beginning of year	$344	$345	$248
Acquisition of Salix	—	15	—
Additions based on tax positions related to the current year	16	5	143
Additions for tax positions of prior years	96	23	13
Reductions for tax positions of prior years	(20)	(39)	(51)
Lapse of statute of limitations	(13)	(5)	(8)
Balance, end of year	$423	$344	$345
The Company estimates that unrecognized tax benefits realized during the next 12 months will not be material.

18.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the years ended December 31, 2016, 2015 and 2014 were calculated as follows:

(in millions, except per share amounts)	2016	2015	2014
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(2,409)	$(292)	$881
Basic weighted-average number of common shares outstanding	347.3	342.7	335.4
Dilutive effect of stock options and RSUs	—	—	6.1
Diluted weighted-average number of common shares outstanding	347.3	342.7	341.5

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.
Basic	$(6.94)	$(0.85)	$2.63
Diluted	$(6.94)	$(0.85)	$2.58
In 2016 and 2015, all stock options, RSUs and convertible notes were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

(in millions)	2016	2015
Basic weighted-average number of common shares outstanding	347.3	342.7
Dilutive effect of stock options and RSUs	2.8	6.1
Diluted weighted-average number of common shares outstanding	350.1	348.8
In 2016, 2015 and 2014, stock options, time-based RSUs and performance-based RSUs to purchase approximately 7,825,000, 1,587,000 and 1,192,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

19.	SUPPLEMENTAL CASH FLOW DISCLOSURES
The Supplemental cash flow disclosures for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016		2015	2014
Non-Cash Investing and Financing Activities
Contingent and deferred consideration for businesses acquired, at fair value	$—		$1,696	$133
Debt assumed in acquisition of businesses, at fair value	$—		$3,129	$11
Other Payments
Interest paid	$1,718		$1,269	$934
Income taxes paid	$149	—	$95	$99

20.	LEGAL PROCEEDINGS
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
Investigation by the U.S. Attorney's Office for the District of Massachusetts
In October 2015, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts, and, in June 2016, the Company received a follow up subpoena. The materials requested, pursuant to the subpoenas and follow-up requests, include documents and witness interviews with respect to the Company’s patient assistance programs and contributions to patient assistance organizations that provide financial assistance to Medicare patients taking products sold by Valeant, and the Company’s pricing of its products. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Investigation by the U.S. Attorney's Office for the Southern District of New York
In October 2015, the Company received a subpoena from the U.S. Attorney's Office for the Southern District of New York. The materials requested, pursuant to the subpoena and follow-up requests, include documents and witness interviews with respect to the Company’s patient assistance programs; its former relationship with Philidor and other pharmacies; the Company’s accounting treatment for sales by specialty pharmacies; information provided to the Centers for Medicare and Medicaid Services; the Company’s pricing (including discounts and rebates), marketing and distribution of its products; the Company’s compliance program; and employee compensation. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Voluntary Request Letter from the U.S. Federal Trade Commission
On or about October 16, 2015, the Company received a voluntary request letter from the Federal Trade Commission ("FTC") with respect to its non-public investigation into the Company's acquisition of Paragon Holdings I, Inc. (“Paragon”). In the letter, the FTC requested that the Company provide, on a voluntary basis, certain information and documentation relating to its acquisition of Paragon. The Company produced certain documents and information in response to the request and cooperated with the FTC in connection with this investigation. On November 7, 2016, the FTC announced that it had accepted for public comment a consent agreement in connection with this investigation.  Pursuant to the consent agreement, the Company agreed to divest Paragon, which divestiture was completed on November 9, 2016. The consent agreement, together with an accompanying Decision and Order, was approved in final form by the FTC on February 8, 2017.
Congressional Inquiries
Beginning in November 2015, the Company has received from the United States Senate Special Committee on Aging various document requests, as well as subpoenas for documents, depositions and a hearing which was held on April 27, 2016. Certain directors, officers and other employees of the Company have also received from the United States Senate Special Committee on Aging subpoenas for depositions and/or hearings. In January 2016, the Company received from the United States House Committee on Oversight and Government Reform a document request and an invitation for the Company’s then interim CEO to testify at a hearing, at which he testified on February 4, 2016. Most of the materials requested to date relate to the Company’s pricing decisions on particular drugs, as well as revenue, expense and profit information, and also include requests relating to financial support provided by the Company for patients and financial data related to the Company’s research and development program, Medicare and Medicaid. On December 21, 2016, the Senate the United States Senate Special Committee on Aging issued a report on its drug pricing investigation entitled “Sudden Price Spikes in Off-Patent Prescription Drugs: The Monopoly Business Model that Harms Patients, Taxpayers, and the U.S. Health Care System”. The Company is cooperating with these inquiries; however, the Company cannot predict their outcome or duration.
SEC Investigation
Beginning in November 2015, the Company has received from the staff of the Los Angeles Regional Office of the SEC subpoenas for documents, as well as various document, testimony and interview requests, related to its investigation of the Company, including requests concerning the Company's former relationship with Philidor, its accounting practices and policies, its public disclosures and other matters. The Company is cooperating with the SEC in this matter. The Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of the SEC investigation.
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
Securities and Other Class Actions
Allergan Shareholder Class Action
On December 16, 2014, Anthony Basile, an alleged shareholder of Allergan filed a lawsuit on behalf of a putative class of Allergan shareholders against the Company, Valeant, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals

International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, Valeant, J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The amended complaint alleges claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleges violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and J. Michael Pearson. The amended complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On August 7, 2015, the defendants moved to dismiss the amended complaint in its entirety, and, on November 9, 2015, the Court denied that motion. On October 11, 2016, the plaintiffs filed a motion seeking to certify a plaintiff class comprised of persons who sold Allergan common stock contemporaneously with purchases of Allergan common stock made or caused by defendants during the period February 25, 2014 through April 21, 2014. A hearing was held on the class certification motion on February 13 and 14, 2017. The Company intends to vigorously defend these matters.
On February 10, 2017, the Company, Valeant (together, the “Valeant Co Parties”) and J. Michael Pearson (together, the “Valeant Parties”) and Pershing Square Capital Management, L.P., Pershing Square Holdings, Ltd., Pershing Square International, Ltd., Pershing Square, L.P., Pershing Square II, L.P., PS Management GP, LLC, PS Fund 1, LLC, Pershing Square GP, LLC (together, “Pershing Square”), and William A. Ackman (“Ackman” and, together with Pershing Square, the “Pershing Square Parties”) entered into a litigation management agreement (the “Litigation Management Agreement”), pursuant to which the parties agreed to certain provisions with respect to the management of this litigation, including all cases currently consolidated with the California action described above and any opt-out litigation or individual actions brought by members of the putative class in the California action asserting the same or similar allegations or claims (collectively, the “Allergan Litigation”), including the following:

•
In respect of any settlement relating to the Allergan Litigation that receives the mutual consent of both the Valeant Parties and the Pershing Square Parties, the payments in connection with such settlement will be paid 60% by the Valeant Co Parties and 40% by the Pershing Square Parties. The agreement does not provide for any allocation of costs in a settlement that is not consented to by both parties;

•
The first $10 million in legal fees and litigation expenses incurred by the Valeant Parties and the Pershing Square Parties after the date of the Litigation Management Agreement in connection with the Allergan Litigation will be paid 50% by the Valeant Co Parties and 50% by the Pershing Square Parties; and

•
The Litigation Management Agreement will terminate on November 1, 2017 if a stipulation of settlement with regards to the current California action has not been executed by that date (unless the Litigation Management Agreement is extended by mutual written agreement of the Valeant Parties and the Pershing Square Parties).

In addition to the agreements set out above with respect to the Allergan Litigation, the Litigation Management Agreement includes an undertaking by the Pershing Square Parties to forbear from commencing any action or actions that arise out of, or relate to, the claims alleged or facts asserted in the Allergan Litigation or to the purchase or acquisition of, or transactions with respect to, the Company’s securities against any of the Valeant Parties from February 3, 2017 until the date that is thirty days after the termination of the Litigation Management Agreement. Any statute of limitations applicable to such actions or tolled claims is suspended during this period. If the Litigation Management Agreement is terminated pursuant to its terms, the parties will meet and discuss whether any tolled claims should be submitted to confidential arbitration or mediation.
Furthermore, in connection with the entrance into the Litigation Management Agreement, on February 10, 2017 the Valeant Parties and the Pershing Square Parties entered into a mutual release of claims (the “Mutual Release”). The Mutual Release will go into effect upon the later of satisfaction of the payment obligations that each party would have in connection with any settlement of the current California action pursuant to the Litigation Management Agreement described above and the date of entry of final judgment, and will not occur if the Litigation Management Agreement is terminated. If the Mutual Release becomes effective, each party will release the other parties and their respective attorneys, accountants, financial advisors, lenders and securities underwriters (in their capacities as such and to the extent they provide a mutual release) from any and all claims relating to or arising out of (a) any purchase of any security of Valeant, (b) any one or more of the claims asserted in and/or the facts alleged in (i) the Allergan Litigation, (ii) a putative class action on behalf of purchasers of Valeant securities captioned In re Valeant Pharmaceuticals International Inc. Securities Litigation, Case 3:15-cv-07658- MAS-LHG, currently pending in the United States District Court for the District of New Jersey (the “U.S. Class Action”), (iii) certain enumerated individual actions and/or (iv) certain enumerated actions in Canada, or (c) the Valeant business. In addition, each party covenants not to sue the other parties with respect to any claims covered by the Mutual Release upon the effectiveness of the Mutual Release. Each party also covenants not to sue the other parties’ attorneys, accountants, financial advisors, lenders and securities underwriters (in their capacities as such) with respect to any of the claims covered by the Mutual Release from the date of the signing of the Mutual Release, except to the extent that (i) a claim has been asserted against such party by any such attorney, accountant, financial advisor, lender and/or securities underwriter or (ii) the Litigation Management Agreement has been terminated in accordance with its terms.
Salix Shareholder Class Actions
Following the announcement of the execution of the Salix Merger Agreement with Salix, between February 25, 2015 and March 12, 2015, six purported stockholder class actions were filed challenging the Salix Acquisition. All of the actions were filed in the Delaware Court of Chancery, and alleged claims against some or all of the board of directors of Salix (the “Salix Board”), the Company, Salix, Valeant and Sun Merger Sub. On March 17, 2015, the Court consolidated the actions under the caption Salix Pharmaceuticals, Ltd. Shareholder Litigation, Consolidated C.A. No.10721-CB. On September 25, 2015, Plaintiffs filed an amended complaint. The operative complaint alleges generally that the members of the Salix Board breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Salix through an allegedly inadequate sales process and for allegedly inadequate consideration and by agreeing to allegedly preclusive deal protections. The complaint also alleges that the Schedule 14D-9 filed by Salix in connection with the Salix Acquisition contained inaccurate or materially misleading information about, among other things, the Salix Acquisition and the sales process leading up to the Salix Merger Agreement. The complaint seeks, among other things, money damages and unspecified attorneys’ and other fees and costs. Defendants’ Motions to Dismiss were fully briefed as of February 19, 2016.  In an oral ruling given on May 19, 2016, the Court dismissed the consolidated action against all defendants. On June 17, 2016, the Plaintiffs filed a notice of appeal in the Delaware Supreme Court appealing the decision to dismiss the consolidated action against all defendants. The appeal was fully briefed as of October 7, 2016. Oral argument was held on January 25, 2017 and, on January 26, 2017, the Delaware Supreme Court affirmed the dismissal of all claims.
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
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658, and appointing a lead plaintiff and lead plaintiff’s counsel. On June 24, 2016, the lead plaintiff filed a consolidated complaint naming additional defendants and asserting additional claims based on allegations of false and misleading statements and/or omissions similar to those in the initial complaints. Specifically, the consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. Briefing on that motion was completed on January 13, 2017. On January 19, 2017, the lead plaintiff requested leave to file a motion to strike a reference in the Company’s reply brief or, in the alternative, to file a sur-reply. On January 31, 2017, the Company opposed the proposed motion and responded to the proposed sur-reply. The Court’s decision on the motions to dismiss is pending.
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
Plaintiffs in four of the actions have agreed to stay the defendants’ time to respond to the complaints pending the Court’s decision on the fully briefed motions to dismiss the consolidated class action complaint. On January 20, 2017, the Company moved to stay its time to respond to the six remaining complaints. Briefing on the motion to stay has been completed and the Court’s decision is pending. Valeant's motions to dismiss the six remaining complaints are currently scheduled to be filed by April 11, 2017.
The Company believes the individual complaints and the consolidated putative class action are without merit and intends to defend itself vigorously.
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
The Company expects that certain of these actions will be consolidated or stayed prior to proceeding to motions for leave and certification and that no more than one action will proceed in any jurisdiction. In particular, on June 10, 2016, the Ontario Superior Court of Justice rendered its decision on carriage motions (motions held to determine who will have carriage of the class action) heard on April 8, 2016, provisionally staying the O'Brien action, in favor of the Kowalyshyn action. On September 15, 2016, in response to an arrangement between the plaintiffs in the Kowalyshyn action and the O’Brien action, the court ordered both that the Kowalyshyn action be consolidated with the O’Brien action and that the consolidated action be stayed in favor of the Catucci action pending either the further order of the Ontario court or the determination of the motion for leave in the Catucci action.
In the Catucci action, a schedule has been set for the week of April 24, 2017 for the hearing of motions for leave under the Quebec Securities Act and for authorization as a class proceeding, as well as applications by the defendants concerning jurisdiction and class composition.
The Company believes that it has viable defenses to each of the actions. In each case, the Company intends to defend itself vigorously.
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and  various third parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third party payors that paid claims submitted by Philidor for certain Valeant branded drugs between January 2, 2013 and November 9, 2015 (Airconditioning and Refrigeration Industry Health and Welfare Trust Fund et al. v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-03087, Plumbers Local Union No. 1 Welfare Fund v. Valeant Pharmaceuticals International Inc. et al., No. 3:16-cv-3885 and N.Y. Hotel Trades Council et al v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-05663).  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. Briefing of the motion is scheduled to be completed by May 15, 2017. The Company believes these claims are without merit and intends to defend itself vigorously.
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
Intellectual Property
AntiGrippin® Litigation
A suit was brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark. The plaintiff in this matter alleged that Natur Produkt violated Russian competition law by preventing plaintiff from producing and marketing its products under certain brand names. The matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the Court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUB 1,660 million (being approximately $50 million at the December 4, 2013 decision date). This charge was recognized in the fourth quarter of 2013 in Other expense (income) in the consolidated statements of income. Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The Appeal Court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the reserve was reversed in the first quarter of 2014 in Other expense (income) in the consolidated statements of income. AnviLab appealed the Appeal Court's decision and the IP Court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by AnviLab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. Following the April 9, 2015 hearing, the court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUB 1,660 million. Natur Produkt filed an appeal against this decision, both as to the merits and the quantum of damages, to the Appeal Court on May 15, 2015. The hearing before the Appeal Court was held on July 28, 2015 and the court ruled in favor of the plaintiff. Subsequently, Natur Produkt filed an appeal to the IP Court. At a hearing held on October 6, 2015, the IP Court ruled in favor of the plaintiff and upheld the decision of the Appeal Court. Natur Produkt appealed to the Supreme Court for review of the IP Court’s decision and, on December 30, 2015, the Supreme Court rejected Natur Produkt’s request for appeal. As Natur Produkt’s appeal to the IP Court did not delay enforcement of the Appeal Court’s decision, Natur Produkt was required to pay the claimed amount of RUB 1,660 million (being approximately $25 million as of the payment date) to the plaintiff, via bailiffs’ account, on September 28, 2015. The Company recognized the $25 million charge in the third quarter of 2015 in Other (income) expense in the consolidated statements of (loss) income.
Following the decision of the IP Court, AnviLab filed two more claims against Natur Produkt relating to the matter described above (the “Original AnviLab Matter”). The first claim by AnviLab was filed on December 3, 2015 with the Saint Petersburg Arbitration Tribunal (Case No. A-56-89244/2015) and seeks an amount in respect of the interest payable on the amount awarded by the Appeal Court in the Original AnviLab Matter for the period between the date the amount was awarded by the Appeal Court (August 4, 2015) and the date AnviLab received the payment (September 29, 2015). A hearing in this matter was held on March 24, 2016 and a subsequent hearing was held on April 14, 2016. The second claim by AnviLab was filed on December 15, 2015 with the Saint Petersburg Arbitration Tribunal (Case No.A-56-23056/2013) and seeks an amount in respect of litigation costs related to Original AnviLab Matter. A hearing in this matter was held on February 25, 2016 and a subsequent hearing was held on April 14, 2016. The Court awarded amounts to AnviLab with respect to each of these claims. For both of these claims, the amount awarded to AnviLab was insignificant. On May 25, 2016, Natur Produkt appealed both of these decisions. The hearing for Natur Produkt’s appeal respecting the claim for interest was held on August 16, 2016 and the Appeal Court decreased the amount awarded to Anvilab. The hearing for Natur Produkt’s appeal respecting the claim for litigation costs was held on August 31, 2016 and the Appeal Court decreased the amount awarded to Anvilab. Natur Produkt has paid both amounts (each of which were insignificant) to Anvilab. The period for either party to appeal the decision of the court in the claim for interest expired on November 7, 2016. Natur Produkt did not appeal the decision and it has not yet received any notice as to whether Anvilab has appealed. In the claim for litigation costs, Anvilab filed an appeal for to change the venue from the Cassation Court to the IP Court and the Appeal Court accepted this appeal. Consequently, Anvilab filed a cassation appeal in the IP Court seeking annulment of the decision of the Appeal Court and demanded that the decision of the court of the first instance be upheld. The hearing before the IP Court was held on January 31, 2017 and the intellectual property court upheld the decision of the Appeal Court and the Anvilab claim was rejected. Anvilab has a period of two months from the formal delivery of the decision to appeal to the Supreme Court.
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Apriso®, Uceris®, Solodyn®, Moviprep®, Carac® and Cardizem® in the United States and Wellbutrin® XL in Canada, or other similar suits. These matters are proceeding in the ordinary course.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tables, 550 mg, for which an ANDA has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à r.l. (“Valeant Luxembourg”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Luxembourg, Alfa Wassermann and Cedars-Sinai (the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter. On June 14, 2016, the Plaintiffs filed an amended complaint adding US patent 9,271,968 (the “‘968 patent”) to this suit. Alfa Wassermann is the owner of the ‘968 patent, which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg to market Xifaxan® tablets, 550 mg. On December 6, 2016, the Plaintiffs filed an amended complaint adding US patent 9,421,195 (the “‘195 patent”) to this suit. Alfa Wassermann is the owner of the ‘195 patent, which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg to market Xifaxan® tablets, 550 mg. A seven-day trial has been scheduled commencing on January 29, 2018. The Company believes the allegations raised in Actavis’ notice are without merit and intends to vigorously pursue this suit.

Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in approximately thirty-three lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson.
These lawsuits include one case in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey. MDL 2738 was formed on October 4, 2016 and the Company and its subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), were first named in a lawsuit filed directly into MDL on December 30, 2016, alleging that use of the Shower to Shower product caused the plaintiff to develop ovarian cancer. The allegations specifically directed to the Company and VPNA include failure to warn, design defect, manufacturing defect, breach of express and implied warranties, negligent misrepresentation, gross negligence, and punitive damages. The plaintiff seeks compensatory damages including medical expenses, physical impairment, emotional pain and suffering, lost wages, as well as exemplary and punitive damages, treble damages, general damages, interest, attorneys’ fees, and litigation costs.
In addition, beginning on October 26, 2016 and continuing into February 2017, twenty-two individual lawsuits were filed in the Superior Court of Delaware alleging use of Shower to Shower caused the plaintiffs to develop ovarian cancer.
These lawsuits also include allegations against Johnson & Johnson, directed primarily to its marketing of and warnings for the Shower to Shower product prior to the Company’s acquisition of the product in September 2012. Approximately half of these lawsuits have not yet been served on the Company at this time. The allegations in these cases specifically directed to the Company and VPNA include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages. Plaintiffs seek compensatory damages including medical expenses, pain and suffering, mental anguish anxiety and discomfort, physical impairment, loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, treble damages, and attorneys’ fees.
On or about October 3, 2016, the Company was served with a claim in a proceeding filed before the Supreme Court of British Columbia (Williamson v. Johnson & Johnson et al., Case No: 179011), in which the Company is named as a defendant, along with various Johnson & Johnson entities. In this claim, the plaintiff is seeking to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson’s Baby Powder or Shower to Shower, including their estates, executors and personal representatives. The Company also acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. The Company is also named as a defendant along with various Johnson & Johnson entities in a similar application filed in the Superior Court of Quebec, on or about April 12, 2016, in which the plaintiff is requesting leave to institute a proposed class action on behalf of persons in Québec who have used Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs (Kramar v. Johnson & Johnson, et al., Case No. 500-06-000787-164). The plaintiff in the British Columbia action is alleging that the use of the products increases certain health risks. The plaintiff in the Quebec action is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. The plaintiffs in these actions are seeking, among other things, awards of general, special, compensatory and punitive damages. The likelihood of the authorization or certification of these claims as class actions cannot be assessed at this time.
In addition, seven cases have been filed alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma. Two were filed in California Superior Courts (Herford v. Johnson & Johnson, et al., Case No. BC46315, filed on January 10, 2017; Dominguez v. Johnson & Johnson et al., Case No. BC50123, filed on February 9, 2017). One case was filed in Superior Court of Delaware (Wheeler v. Johnson & Johnson, et al., Case No. N16C-12-285, filed on December 22, 2016). four cases have been filed in New Jersey Superior Courts (Alderdice v. Johnson & Johnson, et al., Case No. MID-L-0546-17, filed on January 20, 2017; Kelley-Stramer v. Johnson & Johnson, et al., Case No. MID-L-00196-17, filed on January 11, 2017; Macy v. Johnson & Johnson et al., Case No. MID-L-0623-17AS, filed on January 31, 2017; and Verdolotti v. Johnson & Johnson et al., Case No. MID-L-05973-16, filed on October 14, 2016). While the Verdolotti case names the Company and VPNA as defendants, the remaining five mesothelioma cases involve only Valeant and VPNA. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The plaintiffs seek compensatory damages for loss of services, economic loss, pain and suffering, and, in some cases, lost wages or earning capacity and loss of consortium, in addition to punitive damages, interest, litigation costs, and attorneys’ fees. The Company intends to defend itself vigorously in each of these actions.

General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and, on November 16, 2016, the Court issued a decision dismissing the plaintiff’s application for certification of this action as a class proceeding. On December 15, 2016, the plaintiff filed a notice of appeal in the British Columbia Court of Appeal appealing the decision to dismiss the application for certification. The Company denies the allegations being made and is continuing to vigorously defend this matter.
Mississippi Attorney General Consumer Protection Action
The Company and VPNA are named in an action brought by James Hood, Attorney General of Mississippi, in the District Court of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against both Johnson & Johnson, the Company and VPNA related to the Shower to Shower body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower body powder product in September 2012 from Johnson & Johnson. The State seeks compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act. The State also seeks an order requiring that Defendants submit to an accounting to determine the amount of improperly obtained revenue that was paid to Defendants for sale of their talc powder and to disgorge the allegedly ill-gotten revenues, and civil penalties. The State has not made specific allegations as to the Company or VPNA. The Company intends to defend itself vigorously in this action.
Sprout Litigation
On or about November 2, 2016, the Company and Valeant were named as defendants in a lawsuit filed by the shareholder representative of the former shareholders of Sprout in the Court of Chancery of the State of Delaware (C.A. No. 12868). The plaintiff in this action is alleging, among other things, breach of contract with respect to certain terms of the merger agreement relating to the Sprout Acquisition, including a disputed contractual term respecting the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term respecting the spend of no less than $200 million in certain expenditures. See Note 3 for additional information on this obligation). The plaintiff in this action is seeking unspecified compensatory and other damages and attorneys’ fees, as well as an order requiring Valeant to perform its obligations under the merger agreement. On December 27, 2016, the Company and Valeant filed (i) an answer directed to the claim for breach of contract and (ii) a partial motion to dismiss the other claims. The briefing on the motion is completed, and a hearing date is scheduled for March 10, 2017. The Company is vigorously defending this matter.
Uceris® Arbitration
On or about December 5, 2016, Cosmo Technologies Ltd. and Cosmo Technologies III Ltd. (collectively, “Cosmo”), the licensor of certain intellectual property rights in, and supplier of, the Company’s Uceris® extended release tablets, commenced arbitration against certain affiliates of the Company, Santarus Inc. (“Santarus”) and Valeant Pharmaceuticals Ireland (“Valeant Ireland”), under the Rules of Arbitration of the International Chamber of Commerce (No. 22453/GR, Cosmo Technologies Ltd. et al. v. Santarus, Inc. et al.). In the arbitration, Cosmo is alleging breach of contract with respect to certain terms of the license agreement, including the obligations on Santarus to use certain commercially reasonable efforts to promote the Uceris® product. Cosmo is seeking a declaration that both the license agreement and a supply agreement with Valeant Ireland have been terminated, plus audit and attorney fees. Santarus and Valeant Ireland submitted their Answer in the arbitration on January 10, 2017 denying each of Cosmo’s allegations and making certain counterclaims. The Company is vigorously defending this matter.

Arbitration with Alfa Wasserman
On or about July 21, 2016, Alfa Wasserman S.p.A. (“Alfa Wasserman”) commenced arbitration against the Company and its subsidiary, Salix Pharmaceuticals, Inc. (“Salix Inc.”) under the Rules of Arbitration of the International Chamber of Commerce (No. 22132/GR, Alfa Wasserman S.p.A. v. Salix Pharmaceuticals, Inc. et al.), pursuant to the terms of the Amended and Restated License Agreement between Alfa Wasserman and Salix Inc. (the “ARLA”). In the arbitration, Alfa Wasserman has made certain allegations respecting a development project for a formulation of the rifaximin compound that is being conducted under the terms of the ARLA, including allegations that Salix Inc. has failed to use the required efforts with respect to this development and that the Company’s acquisition of Salix resulted in a change of control under the ARLA, which entitled Alfa Wasserman to assume control of this development. Alfa Wasserman is seeking, among other things, a declaration that the provisions of the ARLA relating to the development product and the rights relating to the rifaximin formulation being developed have been terminated and such development and rights shall be returned to Alfa Wasserman, an order requiring the Company and Salix Inc. to pay for the costs of such development (in an amount of at least $80 million), and damages in the amount of approximately $285 million plus arbitration costs and attorney fees. The Company’s and Salix Inc.’s response to the request for arbitration is required to be submitted at the end of the first quarter of 2017. The Company is vigorously defending this matter.
The Company’s Xifaxan® products (and Salix Inc.'s rights thereto under the ARLA) are not the subject of any of the allegations or relief sought in this arbitration.
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
Salix Securities Litigation
Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls. Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)). These two actions have been consolidated under the caption In re Salix Pharmaceuticals, Ltd. (Case No. 14-CV-8925 (KMW)). Defendants’ Motions to Dismiss were fully briefed as of August 3, 2015. The Court denied the Motions to Dismiss in an order dated March 31, 2016 for the reasons stated in an opinion dated April 22, 2016. Defendants’ Answers to the operative Complaint were filed on May 31, 2016. On October 10, 2016, Plaintiffs’ filed a motion for class certification.  A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed. On February 8, 2017, the parties reached an agreement in principle to settle the consolidated action, pursuant to which Salix will make a payment of $210 million. The settlement is subject to the execution by the parties of a mutually agreeable definitive settlement agreement and approval by the Court. The parties are in the process of negotiating a definitive settlement agreement. The proposed settlement amount has been fully accrued for in the Company’s consolidated financial statements as of December 31, 2016. Included in Other expense (income) in the statement of loss for 2016, is a $90 million charge in the fourth quarter for this matter. There can be no assurance that the settling parties will ultimately enter a stipulation of settlement that the Court will approve.
Philidor Matters
As mentioned above in this section, the Company is involved in certain investigations, disputes and other proceedings related to the Company’s now terminated relationship with Philidor. These include the putative class action litigation in the U.S. and Canada, the purported class actions under the federal RICO statute and the investigations by certain offices of the Department of Justice, the SEC and the California Department of Insurance, the request for documents and other information received from the AMF and certain Congressional committees and a document subpoena from the New Jersey State Bureau of Securities. There can be no assurances that governmental agencies or other third parties will not commence additional investigations or assert claims relating to the Company’s former relationship with Philidor or Philidor’s business practices, including claims that Philidor or its affiliated pharmacies improperly billed third parties or that the Company is liable, directly or indirectly, for such practices. The Company is cooperating with all existing governmental investigations related to Philidor and is vigorously defending the putative class action litigations. No assurance can be given regarding the ultimate outcome of any present or future proceedings relating to Philidor.

21.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases certain facilities, vehicles and equipment principally under operating leases. Rental expense related to operating lease agreements was $84 million, $85 million and $75 million for 2016, 2015 and 2014, respectively. Minimum future rental payments under non-cancelable operating and capital leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Operating Lease Obligations	Capital Lease Obligations
2017	$87	$3
2018	67	4
2019	58	3
2020	45	3
2021	36	4
Thereafter	147	9
Total	$440	$26
Other Commitments
The Company has commitments related to capital expenditures of approximately $65 million as of December 31, 2016. In addition, in connection with the Sprout Acquisition, the merger agreement contains a contractual term (which term is in dispute, as further described below) for expenditures of no less than $200 million with respect to Addyi® for selling, general and administrative, marketing and research and development expenses from the period commencing January 1, 2016 through June 30, 2017. In November 2016, the shareholder representative of the former shareholders of Sprout filed a lawsuit against the

Company and Valeant alleging, among other things, breach of contract with respect to certain terms of the merger agreement relating to the Sprout Acquisition, including the disputed contractual term to spend no less than $200 million in certain expenditures. Refer to Note 3 and Note 20 for additional information regarding the Sprout Acquisition and this lawsuit.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. In connection with certain business combinations, including the Salix Acquisition and the Sprout Acquisition, among others, the Company may make contingent consideration payments, as further described in Note 3 and Note 6. In addition to these contingent consideration payments, as of December 31, 2016, the Company estimates that it may pay other potential milestone payments and license fees, including sales-based milestones, of up to approximately $1,040 million over time, in the aggregate, to third parties, primarily consisting of the following:

•
Under the terms of the October 2015 license agreement with AstraZeneca for brodalumab, described in Note 3, the Company may pay up to $150 million (of which $130 million became payable as a result of the FDA's approval on February 15, 2017 of the BLA for Siliq™ (brodalumab)) in pre-launch milestones and up to another $175 million in sales-related milestones. After approval, AstraZeneca and the Company will share profits.

•
In connection with certain agreements assumed in the Salix Acquisition which was consummated in April 2015, the Company estimates that it may pay to third parties potential milestones of up to approximately $250 million over time (the majority of which relates to sales-based milestones), in the aggregate.

•
Under the terms of a March 2010 development and licensing agreement between B&L and NicOx, the Company has exclusive worldwide rights to develop and commercialize, for certain indications, products containing latanoprostene bunod, a nitric oxide donating compound for the treatment of glaucoma and ocular hypertension. The Company may be required to make potential regulatory, commercialization and sales-based milestone payments over time up to $163 million, in the aggregate, as well as royalties on future sales.

•
Under the terms of amendments entered into in August 2014 to the agreements with Spear with respect to the authorized generic for Retin-A® and the authorized generic for Carac®, respectively, the Company may be required to make uncapped sales-based milestones over time, which the Company currently estimates will not exceed $50 million, in the aggregate, within the next five years.

Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain.
Indemnification Provisions
In the normal course of business, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods, and other conditions and limits. As of December 31, 2016 or 2015, no material amounts were accrued for the Company’s obligations under these indemnification provisions. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters.

22.	SEGMENT INFORMATION
Reportable Segments
During the third quarter of 2016, the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), commenced managing the business differently through changes in and reorganizations to the Company’s business structure, including changes to its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. Pursuant to this change, which was effective in the third quarter of 2016, the Company now operates in three operating and reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The following is a brief description of the Company’s segments:

•
The Bausch + Lomb/International segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products in the area of eye health, primarily comprised of Bausch + Lomb products, with a focus on four product offerings (Vision Care, Surgical, Consumer and Ophthalmology Rx) and (ii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East.

•
The Branded Rx segment consists of sales of pharmaceutical products related to (i) the Salix product portfolio in the U.S., (ii) the Dermatological product portfolio in the U.S., (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products sold in Canada and (iv) product portfolios in the U.S. in the areas of oncology, dentistry and women’s health.

•
The U.S. Diversified Products segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) sales of generic products in the U.S.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as amortization of intangible assets, goodwill impairment, asset impairments, in-process research and development costs, restructuring and integration costs, acquisition-related contingent consideration costs and other (income) expense are not included in the measure of segment profit, as management excludes these items in assessing financial performance.
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
Prior period segment financial information has been recast to conform to current segment presentation.

Segment Revenues and Profit
Segment revenues and profits for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Revenues:
Bausch + Lomb/International	$4,607	$4,603	$4,860
Branded Rx	3,148	3,582	1,592
U.S. Diversified Products	1,919	2,262	1,754
Total revenues	$9,674	$10,447	$8,206
Segment profit:
Bausch + Lomb/International	$1,356	$1,553	$1,695
Branded Rx	1,644	2,008	1,061
U.S. Diversified Products	1,522	1,785	1,283
Total segment profit	4,522	5,346	4,039
Corporate	(690)	(518)	(341)
Amortization of intangible assets	(2,673)	(2,257)	(1,427)
Goodwill impairments	(1,077)	—	—
Asset impairments	(422)	(304)	(145)
Restructuring and integration costs	(132)	(362)	(382)
Acquired in-process research and development costs	(34)	(106)	(20)
Acquisition-related contingent consideration	13	23	14
Other income (expense)	(73)	(295)	263
Operating (loss) income	(566)	1,527	2,001
Interest income	8	4	5
Interest expense	(1,836)	(1,563)	(971)
Loss on extinguishment of debt	—	(20)	(130)
Foreign exchange loss and other	(41)	(103)	(144)
Gain on investments, net	—	—	293
(Loss) income before (recovery of) provision for income taxes	$(2,435)	$(155)	$1,054
Segment Assets
Total assets by segment as of December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015
Bausch + Lomb/International	$15,540	$16,887
Branded Rx	21,804	24,901
U.S. Diversified Products	5,820	6,758
	43,164	48,546
Corporate	365	419
Total assets	$43,529	$48,965

Capital Expenditures, Depreciation and Amortization of intangible assets, and Asset Impairments
Capital expenditures, depreciation and amortization of intangible assets, and asset impairments by segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Capital expenditures:
Bausch + Lomb/International	$208	$180	$171
Branded Rx	19	32	10
U.S. Diversified Products	2	5	3
	229	217	184
Corporate	6	18	108
Total capital expenditures	$235	$235	$292

Depreciation and amortization of intangible assets:
Bausch + Lomb/International	$768	$762	$799
Branded Rx	1,655	1,282	443
U.S. Diversified Products	408	387	341
	2,831	2,431	1,583
Corporate	35	36	31
Total depreciation and amortization of intangible assets	$2,866	$2,467	$1,614

Asset impairments:
Bausch + Lomb/International	$141	$58	$65
Branded Rx	227	192	51
U.S. Diversified Products	48	54	29
	416	304	145
Corporate	6	—	—
Total Asset impairments	$422	$304	$145
Revenues by Product Category
Revenues by product category for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Pharmaceuticals	$5,167	$6,058	$3,413
Devices	1,518	1,495	1,629
OTC	1,581	1,583	1,711
Branded and Other Generics	1,270	1,156	1,293
Other revenues	138	155	160
	$9,674	$10,447	$8,206

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
U.S. and Puerto Rico	$6,247	$7,063	$4,415
Canada	320	334	375
China	300	272	232
Japan	232	206	249
Egypt	196	51	5
Mexico	189	204	222
France	186	178	205
Australia	176	182	196
Russia	165	169	275
Germany	157	159	204
Poland	140	214	276
Brazil	105	110	161
U.K.	104	105	114
Other Europe, Asia, the Middle East, Latin America, Africa and other	1,157	1,200	1,277
	$9,674	$10,447	$8,206
Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2016 and 2015 were as follows:

(in millions)	2016	2015(1)
U.S. and Puerto Rico	$614	$691
Ireland	198	133
Canada	83	76
Poland	81	89
Germany	60	63
Mexico	50	62
Egypt	41	97
France	29	30
China	26	33
Serbia	25	27
Italy	19	21
South Korea	14	14
Other Europe, Latin America, Asia, and the Middle East and other	72	106
	$1,312	$1,442
____________________________________

(1)
In 2015, Long-lived assets associated with the Company's Ireland manufacturing facility were incorrectly included within the U.S. and Puerto Rico balances, have been revised to properly reflect those assets as Ireland assets.

Major Customers
Customers that accounted for 10% or more of total revenues for the years ended December 31, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
McKesson Corporation	21%	20%	17%
Cardinal Health, Inc.	15%	12%	9%
AmerisourceBergen Corporation	13%	14%	10%

23.	PS FUND 1 INVESTMENT
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
On November 19, 2014, the Company withdrew its exchange offer to acquire all of the outstanding shares of Allergan. Consequently, the Company and Pershing Square amended their previous agreement, and, as a result, the Company is no longer a member of PS Fund 1. PS Fund 1 sold the shares of Allergan common stock and distributed to the Company proceeds of $473 million, in the aggregate, in the fourth quarter of 2014 which included (i) proceeds of $127 million from the 597,431 shares allocable to the Company plus (ii) proceeds of $346 million representing the Company’s right to 15% of the net profits on the sale of shares realized by Pershing Square. In connection with the sale, the Company recognized a net gain of $287 million in the fourth quarter of 2014 (which included the recognition of previously unrealized gains that had been recorded as part of other comprehensive (loss) income).
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
In March 2016, two members of Pershing Square became members of the Board of Directors of Valeant Pharmaceuticals International, Inc.

24.	SUBSEQUENT EVENTS
Divestitures
On January 9, 2017, Valeant entered into a definitive agreement to sell all of the outstanding equity interests in Dendreon for cash consideration of approximately $820 million. The assets and liabilities of the Dendreon business have been classified as held for sale in the consolidated balance sheet at December 31, 2016.
On January 10, 2017, the Company entered into a definitive agreement to sell its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for cash consideration of approximately $1,300 million. The assets and liabilities of the CeraVe®,

AcneFree™ and AMBI® skincare brands business have been classified as held for sale in the consolidated balance sheet at December 31, 2016.
These transactions are expected to close in the first half of 2017, and are subject to customary closing conditions, including receipt of applicable regulatory approvals.  The proceeds from these transactions are to be used to permanently repay debt under the terms of the Company’s Senior Secured Credit Facilities. See Note 6 for details on these businesses.
Legal Proceedings
Related to Salix securities litigation, on February 8, 2017, the parties reached an agreement in principle to settle the consolidated action, pursuant to which Salix will make a payment of $210 million. See Note 20 for further details.

SUPPLEMENTARY DATA (UNAUDITED)
Selected unaudited quarterly consolidated financial data are shown below:

	2016
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,372	$2,420	$2,479	$2,403
Expenses	2,306	2,339	3,343	2,252
Operating income (loss)	$66	$81	$(864)	$151
Net loss attributable to Valeant Pharmaceuticals International, Inc.	$(374)	$(302)	$(1,218)	$(515)

Loss per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(1.08)	$(0.88)	$(3.49)	$(1.47)
Diluted	$(1.08)	$(0.88)	$(3.49)	$(1.47)
Net cash provided by operating activities(1)	$556	$449	$569	$513

	2015
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,169	$2,733	$2,787	$2,758
Expenses	1,600	2,391	2,339	2,590
Operating income	$569	$342	$448	$168
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$97	$(53)	$49	$(385)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$0.29	$(0.15)	$0.14	$(1.12)
Diluted	$0.28	$(0.15)	$0.14	$(1.12)
Net cash provided by operating activities(1)	$509	$418	$733	$598
____________________________________

(1)
As described in Note 2, as a result of the adoption of the new share-based compensation guidance by the Company in the third quarter of 2016, excess tax benefits are classified as operating cash flows instead of financing cash flows. As a result, net cash provided by operating activities for the interim periods in 2015 and the first and second quarters of 2016 have been adjusted to conform to the current period presentation.