Form 10-Q
period 2017-03-31
Valeant Pharmaceuticals International, Inc.
filed 2017-05-09
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares, no par value — 347,906,024 shares outstanding as of May 3, 2017.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” or "USD" are to United States (“U.S.”) dollars, references to “€” are to Euros, references to CAD are to Canadian dollars and references to RUB are to Russian rubles. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2017.
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

•
the success of our new management team (including our new Chairman and Chief Executive Officer, new Chief Financial Officer, new General Counsel, new Corporate Controller and Chief Accounting Officer and new Chief Quality Officer) in implementing and achieving the strategies and goals of the Company as they develop;

•	the impact of the changes in and reorganizations to our business structure, including changes to our operating and reportable segments;

•
the effect of the misstatements identified in, and the resultant restatement of, certain of our previously issued financial statements and results, and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that has arisen or may arise as a result;

•
the effectiveness of the measures implemented to remediate the material weaknesses in our internal control over financial reporting that were identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our previously issued results and the impact such measures may have on the Company and our businesses;

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

•
pricing decisions that we have implemented, or may in the future, elect to implement, whether as a result of recent scrutiny or otherwise, such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products, our decision on the price of our Siliq™ product, the Patient Access and Pricing Committee’s commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

•
legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA"), and the results thereof, such as the inspections by the FDA of the Company's facilities in Tampa, Florida and Rochester, New York, and the results thereof;

•	any default under the terms of our indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any future financial statements or other filings and any default under the terms of our indentures or Credit Agreement as a result of such delays;

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

•
the success of our fulfillment arrangements with Walgreen Co. ("Walgreens"), including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, pharmacy benefit managers ("PBMs"), third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, and our ability to successfully negotiate any improvements to our arrangements with Walgreens;

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

•
if permitted under our Credit Agreement, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

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

v

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

•
risks in Item 1A. "”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this

Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	As of March 31, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,210	$542
Trade receivables, net	2,097	2,517
Inventories, net	1,111	1,061
Current assets held for sale	240	261
Prepaid expenses and other current assets	675	696
Total current assets	5,333	5,077
Property, plant and equipment, net	1,328	1,312
Intangible assets, net	18,186	18,884
Goodwill	15,753	15,794
Deferred tax assets, net	142	146
Non-current assets held for sale	1,401	2,132
Other non-current assets	190	184
Total assets	$42,333	$43,529
Liabilities
Current liabilities:
Accounts payable	$368	$324
Accrued and other current liabilities	3,484	3,227
Current liabilities held for sale	49	57
Current portion of long-term debt	346	1
Total current liabilities	4,247	3,609
Acquisition-related contingent consideration	818	840
Non-current portion of long-term debt	28,198	29,845
Pension and other benefit liabilities	197	195
Liabilities for uncertain tax positions	253	184
Deferred tax liabilities, net	4,490	5,434
Non-current liabilities held for sale	48	57
Other non-current liabilities	88	107
Total liabilities	38,339	40,271
Commitments and contingencies (Note 17)
Equity
Common shares, no par value, unlimited shares authorized, 347,860,891 and 347,821,606
issued and outstanding at March 31, 2017 and December 31, 2016, respectively	10,041	10,038
Additional paid-in capital	374	351
Accumulated deficit	(4,502)	(5,129)
Accumulated other comprehensive loss	(2,020)	(2,108)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	3,893	3,152
Noncontrolling interest	101	106
Total equity	3,994	3,258
Total liabilities and equity	$42,333	$43,529

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Product sales	$2,076	$2,336
Other revenues	33	36
	2,109	2,372
Expenses
Cost of goods sold (excluding amortization and impairments of
intangible assets)	584	620
Cost of other revenues	12	10
Selling, general and administrative	661	813
Research and development	96	103
Amortization of intangible assets	635	678
Asset impairments	138	16
Restructuring and integration costs	18	38
Acquired in-process research and development costs	4	1
Acquisition-related contingent consideration	(10)	2
Other (income) expense	(240)	25
	1,898	2,306
Operating income	211	66
Interest income	3	1
Interest expense	(474)	(427)
Loss on extinguishment of debt	(64)	—
Foreign exchange and other	29	(6)
Loss before (recovery of) provision for income taxes	(295)	(366)
(Recovery of) provision for income taxes	(924)	7
Net income (loss)	629	(373)
Less: Net income attributable to noncontrolling interest	1	1
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$628	$(374)

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$1.80	$(1.08)
Diluted	$1.79	$(1.08)

Weighted-average common shares
Basic	349.8	344.9
Diluted	350.5	344.9
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$629	$(373)
Other comprehensive income
Foreign currency translation adjustment	90	64
Pension and postretirement benefit plan adjustments	(1)	(1)
Other comprehensive income	89	63
Comprehensive income (loss)	718	(310)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(1)	1
Comprehensive income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$719	$(311)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$629	$(373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	674	731
Amortization and write-off of debt discounts and debt issuance costs	43	21
Asset impairments	138	16
Acquisition accounting adjustment on inventory sold	—	29
(Gain) loss on disposals of assets and businesses, net	(317)	2
Acquisition-related contingent consideration	(10)	2
Allowances for losses on trade receivable and inventories	24	28
Deferred income taxes	(954)	(26)
Additions to accrued legal settlements	76	2
Payments of accrued legal settlements	—	(3)
Loss on deconsolidation	—	18
Share-based compensation	28	64
Foreign exchange gain	(31)	(2)
Loss on extinguishment of debt	64	—
Payment of contingent consideration adjustments, including accretion	(1)	(2)
Other	(1)	(1)
Changes in operating assets and liabilities:
Trade receivables	432	6
Inventories	(38)	(86)
Prepaid expenses and other current assets	2	157
Accounts payable, accrued and other liabilities	196	(26)
Net cash provided by operating activities	954	557

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	(19)
Acquisition of intangible assets and other assets	(131)	(7)
Purchases of property, plant and equipment	(38)	(62)
Reduction of cash due to deconsolidation	—	(30)
Proceeds from sale of marketable securities	—	6
Proceeds from sale of assets and businesses, net of costs to sell	1,317	—
Net cash provided by (used in) investing activities	1,148	(112)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	6,234	1,220
Repayments of long-term debt	(7,619)	(426)
Short-term debt borrowings	—	1
Short-term debt repayments	(1)	(1)
Proceeds from exercise of stock options	—	1
Tax (expense) benefit from share-based compensation	—	(1)
Payment of employee withholding tax upon vesting of share-based awards	—	(8)
Payments of contingent consideration	(8)	(26)
Payments of deferred consideration	—	(500)
Acquisition of noncontrolling interest	(9)	(1)
Payments of financing costs	(38)	—
Other	(1)	1
Net cash (used in) provided by financing activities	(1,442)	260
Effect of exchange rate changes on cash and cash equivalents	8	8
Net increase in cash and cash equivalents	668	713
Cash and cash equivalents, beginning of period	542	597
Cash and cash equivalents, end of period	$1,210	$1,310
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share amounts)
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

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared by the Company in United States dollars and in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these condensed notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2016. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods.
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
Principles of Consolidation
The unaudited consolidated financial statements include the accounts of the Company and those of its subsidiaries. All significant intercompany transactions and balances have been eliminated.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
To enhance comparability of the Company's asset impairments from period to period, the Company has made reclassifications to the three months ended March 31, 2016 consolidated statement of operations to include a line item for the presentation of Asset impairments from line items previously disclosed as Amortization and impairments of finite-lived intangible assets and Acquired in-process research and development impairments and other charges as follows:

(in millions)	Three Months Ended March 31, 2016
(Income) / Expense	As Initially Reported	Reclassification	As Reclassified
Amortization of intangible assets	$695	$(17)	$678
Asset impairments	—	16	16
Acquired in-process research and development costs	—	1	1
	$695	$—	$695

During the third quarter of 2016, the Company changed its reportable segments to (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. Further, effective for the first quarter of 2017, revenues and profits from the Company's operations in Canada, previously included in the Branded Rx segment in prior periods, are now included in the Bausch + Lomb/International segment. Prior period presentations of segment revenues, segment profits and segment assets have been recast to conform to the current segment reporting structure. Refer to Note 18, "SEGMENT INFORMATION" for additional information.
Adoption of New Accounting Guidance
In October 2016, the Financial Accounting Standards Board (the "FASB") issued guidance which amends consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2017 which did not have a material impact on the presentation of the Company's results of operations, cash flows or financial position.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2017
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. The guidance is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted but not before the annual reporting period, including adoption in an interim period, beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company continues to make progress on its project plan for adopting this guidance, which includes a detailed assessment program and a training program for its personnel.  Pursuant to the project plan, the Company has completed a high level impact assessment and has commenced an in-depth evaluation of the adoption impact, which involves review of selected revenue arrangements.  The Company preliminarily concluded that it will adopt the new guidance using the modified approach, under which the new guidance will be adopted retrospectively with the cumulative effect of initial application of the guidance recognized on the date of initial application (which is January 1, 2018).
In February 2016, the FASB issued guidance on leases. This guidance will increase transparency and comparability among organizations that lease buildings, equipment, and other assets by recognizing the assets and liabilities that arise from lease transactions. Current off-balance sheet leasing activities will be required to be reflected on balance sheets so that investors and other users of financial statements can more readily and accurately understand the rights and obligations associated with these transactions. Consistent with the current lease standard, the new guidance addresses two types of leases: finance leases and operating leases. Finance leases will be accounted for in substantially the same manner as capital leases are accounted for under current U.S. GAAP. Operating leases will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with operating leases under existing U.S. GAAP. However, as it relates to the balance sheet, lessees will recognize lease liabilities based upon the present value of remaining lease payments and corresponding lease assets for operating leases with limited exception. The new guidance will also require lessees and lessors to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities. The new guidance is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and disclosures.

In June 2016, the FASB issued guidance on the impairment of financial instruments requiring an impairment model based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations and the statement of cash flows.
In August 2016, the FASB issued guidance which adds or clarifies the classification of certain cash receipts and payments in the statement of cash flows (including debt prepayment or debt extinguishment costs, contingent consideration payment after a business combination, and distributions received from equity method investees). The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the statement of cash flows.
In October 2016, the FASB issued guidance which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations, the statement of cash flows and disclosures.
In January 2017, the FASB issued guidance which clarifies the definition of a business with the objective of assisting with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company will apply the new definition to future transactions when adopted.
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating the "Step 2" from the goodwill impairment test. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company will continue to evaluate the potential impact of this guidance when adopted, which could have a significant impact on its financial position, results of operations, and disclosures, particularly in respect of the Salix reporting unit in which its carrying value exceeded its fair value as of the date of the annual goodwill impairment test in 2016. See Note 8, "INTANGIBLE ASSETS AND GOODWILL".

3.	ACQUISITIONS
There were no business combinations during the three months ended March 31, 2017 and one business combination in 2016 that was not material. The measurement period for all acquisitions has closed.
Licensing Agreement
On February 21, 2017, EyeGate Pharmaceuticals, Inc. (“Eyegate”) granted a subsidiary of the Company the exclusive worldwide licensing rights to manufacture and sell the EyeGate® II Delivery System and EGP-437 combination product candidate for the treatment of post-operative pain and inflammation in ocular surgery patients. EyeGate will be responsible for the continued development of this product candidate in the U.S. for the treatment of post-operative pain and inflammation in ocular surgery patients, and all associated costs. The Company has the right to further develop the product in the field outside of the U.S. at its cost. In connection with the licensing agreement, the Company paid an initial license fee of $4 million during the three months ended March 31, 2017 and is obligated to make future payments of (i) up to approximately $34 million upon the achievement of certain development and regulatory milestones, (ii) up to $65 million upon the achievement of certain sales-based milestones and (iii) royalties. Based on early stage of development of the asset, and lack of acquired significant inputs, the Company concluded this was an asset acquisition.

4.	DIVESTITURES
CeraVe®, AcneFree™ and AMBI® skincare brands
On March 3, 2017, the Company completed the sale of its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for cash consideration of approximately $1,300 million (the "Skincare Sale"). The assets and liabilities of the CeraVe®, AcneFree™ and AMBI® skincare brands business were part of the Bausch + Lomb/International segment and were reclassified as held for sale as of December 31, 2016. As a result of this transaction, the Company recognized a gain on sale of $319 million, which was included in Other income (expense) in the consolidated statement of operations for the three months ended March 31, 2017.
ASSETS AND LIABILITIES HELD FOR SALE
During the three months ended March 31, 2017, the Company classified a certain business, included in the Company’s Diversified Products segment, as held for sale, as noted in the table below. The carrying values of this business and the Company's other assets held for sale, including the associated goodwill, were adjusted down to fair value less costs to sell and a loss of $96 million, in the aggregate, was recognized in Asset impairments for the three months ended March 31, 2017. The net assets and liabilities related to these certain businesses included within the components of assets and liabilities held for sale as of March 31, 2017, noted below, are $251 million.
On January 9, 2017, Valeant Pharmaceuticals International ("Valeant") entered into a definitive agreement to sell all of the outstanding equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) ("Dendreon") for cash consideration of approximately $820 million. The assets and liabilities of the Dendreon business were part of the Branded Rx segment and in the fourth quarter of 2016, were reclassified as held for sale. The net assets and liabilities related to Dendreon included within the components of assets and liabilities held for sale as of March 31, 2017, noted below, are $735 million.
During the three months ended December 31, 2016, the Company classified a number of small businesses included in the Company’s Bausch + Lomb/International segment as held for sale. As a result, the carrying values of the assets related to these businesses, including the associated goodwill, were adjusted down to fair value less costs to sell and a loss of $76 million, in the aggregate, was recognized in Asset impairments in 2016.
Assets held for sale were as follows:

(in millions)	As of March 31, 2017	As of December 31, 2016
Current assets held for sale:
Cash	$1	$1
Trade receivables	93	86
Inventories	110	147
Other	36	27
Current assets held for sale	$240	$261

Non-current assets held for sale:
Identifiable intangible assets	$618	$680
Goodwill	699	1,355
Other	84	97
Non-current assets held for sale	$1,401	$2,132
Current and non-current liabilities held for sale as of March 31, 2017 of $49 million and $48 million, respectively, consists of deferred tax liabilities and other liabilities. Current and non-current liabilities held for sale as of December 31, 2016 consists of deferred tax liabilities and other liabilities of $57 million and $57 million, respectively.

5.	RESTRUCTURING AND INTEGRATION COSTS
On April 1, 2015, the Company acquired Salix Pharmaceuticals, Ltd. (“Salix”), pursuant to an Agreement and Plan of Merger dated February 20, 2015, as amended on March 16, 2015 (the “Salix Merger Agreement”), with Salix surviving as a wholly owned subsidiary of Valeant, a subsidiary of the Company (the “Salix Acquisition”).
In connection with the Salix Acquisition and other acquisitions, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings. These measures included (i) workforce reductions Company-wide and other organizational changes, (ii) closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities, (iii) leveraging research and development spend and (iv) procurement savings.

Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
Cost-rationalization and integration initiatives relating to the Salix Acquisition were substantially completed by mid-2016. Total costs incurred primarily include: employee termination costs payable to approximately 475 employees of the Company and Salix who have been terminated as a result of the Salix Acquisition; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. Since the acquisition date, total costs of $268 million have been incurred through March 31, 2017, including (i) $153 million of integration expenses, (ii) $100 million of restructuring expenses and (iii) $15 million of acquisition-related costs.
Salix Integration Costs
Salix integration costs were nominal and $13 million, and payments were $1 million and $8 million for the three months ended March 31, 2017 and 2016, respectively. The remaining liability associated with these activities as of March 31, 2017 was $9 million.
Salix Restructuring Costs
Salix restructuring costs incurred were $1 million and $8 million, and payments were $2 million and $11 million for the three months ended March 31, 2017 and 2016, respectively. The remaining liability associated with these activities as of March 31, 2017 was $8 million.
Other Restructuring and Integration-Related Costs (Excluding Salix)
During the three months ended March 31, 2017, in addition to the Salix restructuring and integration costs, the Company incurred $17 million of other restructuring and integration-related costs. These costs included (i) $12 million of integration consulting, transition service, and other costs, (ii) $3 million of severance costs and (iii) $2 million of facility closure costs. The Company made payments of $25 million for the three months ended March 31, 2017 (in addition to the payments related to Salix). The remaining liability associated with these activities as of March 31, 2017 was $46 million.
During the three months ended March 31, 2016, in addition to the Salix restructuring and integration costs, the Company incurred $17 million of other restructuring and integration-related costs. These costs included (i) $13 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $2 million of severance costs and (iii) $2 million of facility closure costs. These costs primarily related to restructuring and integration costs for other smaller acquisitions. The Company made payments of $20 million for the three months ended March 31, 2016 (in addition to the payments related to Salix).
The Company continues to evaluate opportunities to improve its operating results and may initiate additional cost savings programs to streamline its operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs could be material and may include, but are not limited to, expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017				As of December 31, 2016
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$720	$650	$70	$—	$242	$179	$63	$—
Liabilities:
Acquisition-related contingent consideration	$(874)	$—	$—	$(874)	$(892)	$—	$—	$(892)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition, primarily including money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2017.
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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

(in millions)
Balance, January 1, 2017		$892
Acquisition-related contingent consideration:
Accretion for the time value of money	$19
Fair value adjustments	(29)
		(10)
Foreign currency translation adjustment included in other comprehensive loss		1
Payments		(9)
Balance, March 31, 2017		874
Current portion		56
Non-current portion		$818

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following fair value hierarchy table presents the assets measured at fair value on a non-recurring basis:

	As of March 31, 2017				As of December 31, 2016
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Non-current assets held for sale	$232	$—	$—	$232	$38	$—	$—	$38
Non-current assets held for sale of $1,401 million included in the consolidated balance sheet as of March 31, 2017, includes assets of $232 million remeasured to estimated fair values less costs to sell. The Company recognized an impairment charge of $96 million, in the aggregate, in Asset impairments during the three months ended March 31, 2017 in the consolidated statement of operations. The estimated fair values of these assets less costs to sell were determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. The remaining balance of non-current assets held for sale as of March 31, 2017 reflect the historical carrying value of those assets which do not exceed fair value less costs to sell.
Long-term Debt
The fair value of long-term debt as of March 31, 2017 and December 31, 2016, was $25,698 million and $26,297 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
The components of inventories, net of allowance for obsolescence were as follows:

(in millions)	As of March 31, 2017	As of December 31, 2016
Raw materials	$272	$256
Work in process	153	125
Finished goods	686	680
	$1,111	$1,061

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets were as follows:

	As of March 31, 2017			As of December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,690	$(7,371)	$13,319	$20,725	$(6,883)	$13,842
Corporate brands	934	(142)	792	999	(146)	853
Product rights/patents	4,250	(2,222)	2,028	4,240	(2,118)	2,122
Partner relationships	159	(138)	21	152	(128)	24
Technology and other	206	(131)	75	252	(160)	92
Total finite-lived intangible assets	26,239	(10,004)	16,235	26,368	(9,435)	16,933
Acquired IPR&D not in service	253	—	253	253	—	253
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,190	$(10,004)	$18,186	$28,319	$(9,435)	$18,884
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Asset impairments in the consolidated statement of operations. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments for the three months ended March 31, 2017 include (i) impairments of $96 million to assets classified as held for sale and (ii) impairments of $36 million to certain product/patent assets associated with the discontinuance of a specific product line not aligned with the focus of the Company's core business. The impairments to assets classified as held for sale were measured as the difference of the carrying value of these assets as compared to the estimated fair value of these assets less costs to sell determined using a discounted cash flow analysis which utilized unobservable inputs (Level 3). The other impairments and adjustments to finite-lived intangible assets were measured as the difference of the carrying value of these finite-lived assets as compared to the fair value as determined using a discounted cash flow analysis using unobservable inputs (Level 3).
Estimated aggregate amortization expense, as of March 31, 2017, for the remainder of 2017 and each of the five succeeding years ending December 31 is as follows:

(in millions)
April through December 2017	$1,819
2018	2,371
2019	2,255
2020	2,066
2021	1,883
2022	1,745
Thereafter	4,096
Total	$16,235

Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2017 and the year ended December 31, 2016 were as follows:

(in millions)	Developed Markets	Emerging Markets	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Total
Balance, January 1, 2016	$16,141	$2,412	$—	$—	$—	$18,553
Acquisitions	1	—	—	—	—	1
Divestiture of a portfolio of neurology medical device products	(36)	—	—	—	—	(36)
Goodwill related to Ruconest® reclassified to assets held for sale	(37)	—	—	—	—	(37)
Foreign exchange and other	47	(12)	—	—	—	35
Impairment to goodwill of the former U.S. reporting unit	(905)	—	—	—	—	(905)
Realignment of segment goodwill	(15,211)	(2,400)	6,708	7,873	3,030	—
Impairment to goodwill of the Salix reporting unit	—	—	—	(172)	—	(172)
Divestitures	—	—	(5)	—	—	(5)
Goodwill reclassified to assets held for sale	—	—	(947)	(431)	—	(1,378)
Foreign exchange and other	—	—	(257)	(5)	—	(262)
Balance, December 31, 2016 (Before realignment)	—	—	5,499	7,265	3,030	15,794
Realignment of segment goodwill	—	—	264	(264)	—	—
Balance, January 1, 2017 (After realignment)	—	—	5,763	7,001	3,030	15,794
Goodwill reclassified to assets held for sale	—	—	(18)	(3)	(88)	(109)
Foreign exchange and other	—	—	69	(1)	—	68
Balance, March 31, 2017	$—	$—	$5,814	$6,997	$2,942	$15,753
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
The Company forecasts cash flows for each of its reporting units and takes into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts were based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to the Company's product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond the Company’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
2016
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
March 31, 2016
Given challenges facing the Company, particularly in its dermatology and gastrointestinal businesses, management performed a review of its then-current forecast under the direction of the new Chief Executive Officer. As a result of that review, management lowered its forecast which resulted in a triggering event requiring the Company to test goodwill for impairment as of March 31, 2016. Although management lowered its forecast, which lowered the estimated fair values of certain business units, including the former U.S. reporting unit, the step one testing determined there was no impairment of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company applied a hypothetical 15% decrease in the fair value of each reporting unit as of March 31, 2016. For each reporting unit, this hypothetical 15% decrease in fair value would not have triggered additional impairment testing as the hypothetical fair value exceeded the carrying value of the respective reporting unit.
Realignment of Segment Structure
Commencing in the third quarter of 2016, the Company operates in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. This 2016 segment structure realignment resulted in, the Bausch + Lomb/International segment consisting of the following reporting units: (i) U.S. Bausch + Lomb and (ii) International; the Branded Rx segment consisting of the following reporting units: (i) Salix, (ii) Dermatology, (iii) Canada and (iv) Branded Rx Other; and the U.S. Diversified Products segment consisting of the following reporting units: (i) Neurology and other and (ii) Generics. As a result of these changes, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. Goodwill previously reported in the former U.S. reporting unit, after adjustment of impairment as described below, was reassigned, using a relative fair value approach, to the U.S. Bausch + Lomb, Salix, Dermatology, Branded Rx Other, Neurology and other, and Generics reporting units. Similarly, goodwill previously reported in the former Canada and Australia reporting unit was reassigned to the Canada and the International reporting units using a relative fair value approach. Goodwill previously reported in the remaining former reporting units was reassigned to the International reporting unit.
In the third quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the current reporting unit structure immediately subsequent to the change. Using the forecast and assumptions at the time, the Company estimated the fair value of each reporting unit using a discounted cash flow analysis. As a result of its test, the Company determined that goodwill associated with the former U.S. reporting unit and the goodwill associated with the Salix reporting unit under the current reporting unit structure were impaired. Consequently, in the aggregate, goodwill impairment charges of $1,077 million (representing accumulated goodwill impairment charges), were recognized as follows:

•
Under the former reporting unit structure, the fair value of each reporting unit exceeded its carrying value by more than 15%, except for the former U.S. reporting unit whose carrying value exceeded its fair value by 2%. As a result, the Company proceeded to perform step two of the goodwill impairment test for the former U.S. reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value. However, as the estimate of fair value is complex and requires significant amounts of time and judgment, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Under these circumstances, accounting guidance requires that a company recognize an estimated impairment charge if management determines that it is probable that an impairment loss has occurred and such impairment can be reasonably estimated. Using its best estimate, the Company recorded an initial goodwill impairment charge of $838 million as of September 30, 2016. In the fourth quarter of 2016, step two testing was completed and the Company concluded that the excess of the carrying value of the former U.S. reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $905 million and recognized an incremental goodwill impairment charge of $67 million for the fourth quarter of 2016. The goodwill impairment was primarily driven by changes to the Company's forecasted performance which resulted in a lower fair value of the U.S. businesses, mainly the Salix business.

•
Under the current reporting unit structure, the carrying value of the Salix reporting unit exceeded its fair value, as updates to the unit's forecast resulted in a lower estimated fair value for the business. As a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value. However, the Company could not complete step two of the testing prior to the release of its financial statements for the period ended September 30, 2016. Using its best estimate, the

Company recorded an initial goodwill impairment charge of $211 million as of September 30, 2016. In the fourth quarter of 2016, step two testing was completed and the Company concluded that the excess of the carrying value of the Salix reporting unit's unadjusted goodwill over its implied value as of September 30, 2016 was $172 million and recognized a credit to the initial goodwill impairment charge of $39 million for the fourth quarter of 2016. As of the date of testing, after all adjustments, the Salix reporting unit had a carrying value of $14,066 million, an estimated fair value of $10,409 million and goodwill with a carrying value of $5,128 million.
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
Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2016 and determined that the carrying value of the Salix reporting unit exceeded its fair value and, as a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit. After completing step two of the impairment testing, the Company determined that the carrying value of the unit's goodwill did not exceed its implied fair value and, therefore, no impairment was identified to the goodwill of the Salix reporting unit. As of the date of testing, the Salix reporting unit had a carrying value of $14,087 million, an estimated fair value of $10,319 million and goodwill with a carrying value of $5,128 million. The Company's remaining reporting units passed step one of the goodwill impairment test as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, impairment to goodwill was $0. The Company determined that no events occurred or circumstances changed during the period of October 1, 2016 through December 31, 2016 that would indicate that the fair value of a reporting unit may be below its carrying amount, except for the Salix reporting unit. During the period of October 1, 2016 through December 31, 2016, there were no changes in the facts and circumstances which would suggest that goodwill of the Salix reporting unit was further impaired.
In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company compared the carrying value of each reporting unit to its fair value as of October 1, 2016, the date of testing. The fair value of each reporting unit exceeded its carrying value by more than 15%, except for the Salix reporting unit, as discussed above and the U.S. Branded Rx reporting unit. As of the date of testing, goodwill of the U.S. Branded Rx reporting unit was $897 million and the estimated fair value of the unit exceeded its carrying value by approximately 8%.
2017
Effective for the first quarter of 2017, revenues and profits from the Company's operations in Canada, included in the Branded Rx segment in prior periods, are included in the Bausch + Lomb/International segment. In connection with this change, the prior-period presentation has been recast to conform to the current reporting structure and $264 million of goodwill was reclassified from the Branded Rx segment to the Bausch + Lomb/International segment. No facts or circumstances were identified in connection with this change in alignment that would suggest an impairment exists.
No events occurred or circumstances changed during the three months ended March 31, 2017 which would indicate that the fair value of any reporting unit may be below its carrying value, except for the Salix reporting unit. As the facts and circumstances had not materially changed since the date of the previous impairment test, management concluded that the carrying value of the Salix reporting unit continues to be in excess of its fair value. Although the Salix revenue for the three months ended March 31, 2017 declined as compared to the three months ended December 31, 2016, the decrease was within management's previous expectations. Further, the latest forecast for the Salix reporting unit is not materially different than the forecast used in management's October 1, 2016 testing and has not changed the conclusion of the Company’s goodwill impairment testing as of October 1, 2016. As part of this qualitative assessment, the Company considered the sensitivity of the estimates and assumptions used in the latest forecast and the sensitivity of changes to the prior forecast would have on the October 1, 2016 testing. Management believes the Salix reporting unit goodwill carrying value does not exceed its implied fair value and that testing the goodwill of the Salix reporting unit for impairment was not required based on the current facts and circumstances.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities were as follows:

(in millions)	As of March 31, 2017	As of December 31, 2016
Product rebates	$965	$897
Product returns	750	708
Interest	381	337
Income taxes payable	213	213
Legal liabilities assumed in the Salix Acquisition	264	281
Employee compensation and benefit costs	209	198
Professional fees	98	93
Litigation matters and related fees	84	7
Royalties	66	69
Acquisition-related contingent consideration	56	52
Advertising and promotion	51	50
Restructuring and integration costs	22	38
Value added tax	28	27
Deferred revenue	26	26
Deferred consideration for business acquisitions	18	18
Capital expenditures	15	17
Accrued milestones	19	12
Short-term borrowings	7	6
Other	212	178
	$3,484	$3,227

10.	LONG-TERM DEBT
Long-term debt consists of the following:

		As of March 31, 2017		As of December 31, 2016
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2018	$—	$—	$875	$875
Revolving Credit Facility	April 2020	525	525	—	—
Series A-3 Tranche A Term Loan Facility	October 2018	—	—	1,032	1,016
Series A-4 Tranche A Term Loan Facility	April 2020	—	—	668	658
Series D-2 Tranche B Term Loan Facility	February 2019	—	—	1,068	1,048
Series C-2 Tranche B Term Loan Facility	December 2019	—	—	823	805
Series E-1 Tranche B Term Loan Facility	August 2020	—	—	2,456	2,429
Series F Tranche B Term Loan Facility	April 2022	6,830	6,680	3,892	3,815
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,234	—	—
7.00% Secured Notes	March 2024	2,000	1,974	—	—
Senior Unsecured Notes:
6.75%	August 2018	500	498	1,600	1,593
5.375%	March 2020	2,000	1,986	2,000	1,985
7.00%	October 2020	690	688	690	689
6.375%	October 2020	2,250	2,233	2,250	2,231
7.50%	July 2021	1,625	1,613	1,625	1,613
6.75%	August 2021	650	647	650	647
5.625%	December 2021	900	895	900	894
7.25%	July 2022	550	544	550	543
5.50%	March 2023	1,000	992	1,000	992
5.875%	May 2023	3,250	3,221	3,250	3,220
4.50% euro-denominated debt	May 2023	1,598	1,583	1,578	1,563
6.125%	April 2025	3,250	3,219	3,250	3,218
Other	Various	12	12	12	12
Total long-term debt		$28,880	28,544	$30,169	29,846
Less: Current portion of long-term debt			346		1
Non-current portion of long-term debt			$28,198		$29,845
Covenant Compliance
The Senior Secured Credit Facilities and the indentures governing the Company’s Senior Secured Notes and Senior Unsecured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict the Company’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The Revolving Credit Facility also contains specified financial maintenance covenants (consisting of a secured leverage ratio and an interest coverage ratio).
During the three months ended March 31, 2017, the Company completed several actions which included using the proceeds from divestitures and cash flows from operations to repay debt, amending financial maintenance covenants, extending a significant portion of the Revolving Credit Facility, and refinancing debt with near term maturities. These actions, described below, have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenants. As of March 31, 2017, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements and the amendments executed, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenants and take other actions to reduce its debt levels to align with the Company’s long term strategy. The Company may consider taking other actions, including divesting other businesses and refinancing debt as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants and meet its debt service obligations.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit and Guaranty Agreement (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of January 1, 2016, the Credit Agreement provided for (i) a $1,500 million Revolving Credit Facility maturing on April 20, 2018, which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) a series of term loans maturing during the years 2016 through 2022.
On April 11, 2016, the Company entered into Amendment No. 12 and Waiver to the Credit Agreement (“Amendment No. 12”), which addressed the Company's delay in delivering its Annual Report for the year ended December 31, 2015 on Form 10-K (the “2015 Annual Report”). Amendment No. 12 extended the deadlines to deliver the Company’s 2015 Annual Report and its Quarterly Report for the period ended March 31, 2016 on Form 10-Q (such requirements, the "Financial Reporting Requirements") and waived, among other things, any cross-default under the Credit Agreement to the Company’s other indebtedness as a result of the delays. These Financial Reporting Requirements were subsequently satisfied as extended.  In addition to these waivers, Amendment No. 12 (i) modified certain financial maintenance covenants, (ii) amended certain financial definitions and (iii) imposed a number of restrictions on the Company and its subsidiaries’ ability to incur additional debt, make additional acquisitions, make investments, distribute capital and make other capital allocations until such time that the Financial Reporting Requirements were satisfied and the Company attains specific leverage ratios. Amendment No. 12 also increased each of the applicable interest rate margins under the Credit Agreement by 1.00% until delivery of the Company's financial statements for the quarter ending June 30, 2017. Thereafter, the interest rate applicable to the loans will be determined on the basis of a pricing grid tied to the Company's secured leverage ratio. Amendment No. 12 was accounted for as a debt modification, and as a result, payments to the lenders were recognized as additional debt discounts and were being amortized over the remaining term of each term loan.
On August 23, 2016, the Company entered into Amendment No. 13 to the Credit Agreement (“Amendment No. 13”) which (i) reduced the minimum interest coverage maintenance covenant under the Credit Agreement, (ii) permitted the issuance of secured notes with shorter maturities and the incurrence of other indebtedness, in each case to repay term loans under the Credit Agreement and (iii) provided additional flexibility to sell assets, provided the proceeds of such asset sales are used to prepay loans under the Credit Agreement. Amendment No. 13 also increased each of the applicable interest rate margins under the Credit Agreement by 0.50% until delivery of the Company’s financial statements for the quarter ending June 30, 2017. Thereafter, the interest rate applicable to the loans will be determined on the basis of a pricing grid tied to the Company's secured leverage ratio. Amendment No. 13 was accounted for as a debt modification, and as a result, payments to the lenders were recognized as additional debt discounts and were being amortized over the remaining term of each term loan.
On March 3, 2017, the Company used proceeds from the Skincare Sale to retire $1,086 million of outstanding debt under its Senior Secured Credit Facilities.
On March 21, 2017, the Company entered into Amendment No. 14 to the Credit Agreement (“Amendment No. 14”) which (i) provided additional financing from an incremental term loan under the Company's Series F Tranche B Term Loan Facility of $3,060 million (the “Series F-3 Tranche B Term Loan”), (ii) amended the financial covenants contained in the Credit Agreement, (iii) increased the amortization rate for the Series F Tranche B Term Loan Facility from 0.25% per quarter (1% per annum) to 1.25% per quarter (5% per annum), with quarterly payments starting March 31, 2017, (iv) amended certain financial definitions, including the definition of Consolidated Adjusted EBITDA, and (v) provided additional ability for the Company to, among other things, incur indebtedness and liens, consummate acquisitions and make other investments, including relaxing certain limitations imposed by prior amendments. The proceeds from the additional financing, combined with the proceeds from the issuance of the Senior Secured Notes described below and cash on hand, were used to (i) repay all outstanding balances under the Company’s Series A-3 Tranche A Term Loan Facility, Series A-4 Tranche A Term Loan Facility, Series D-2 Tranche B Term Loan Facility, Series C-2 Tranche B Term Loan Facility, and Series E-1 Tranche B Term Loan Facility (collectively the "Refinanced Debt"), (ii) repurchase $1,100 million in principal amount of 6.75% Senior Unsecured Notes due August 2018 (the "August 2018 Senior Unsecured Notes"), (iii) repay $350 million of amounts outstanding under the Company's Revolving Credit Facility and (iv) pay related fees and expenses (collectively, the “March 2017 Refinancing Transactions”).
Amendments to the covenants made as part of Amendment No. 14 included (i) removing the financial maintenance covenants with respect to the Series F Tranche B Term Loan Facility, (ii) reducing the interest coverage ratio maintenance covenant to 1.50:1.00 with respect to the Revolving Credit Facility beginning in the quarter ending March 31, 2017 through the quarter ending March 31, 2019 (stepping up to 1.75:1.00 thereafter) and (iii) increasing the secured leverage ratio maintenance covenant to 3.00:1.00 with respect to the Revolving Credit Facility beginning in the quarter ending March 31, 2017 through the quarter ending March 31, 2019 (stepping down to 2.75:1.00 thereafter). These financial maintenance covenants apply only with respect to the Revolving Credit Facility and can be waived or amended without the consent of the term loan lenders under the Credit Agreement.
Modifications to Consolidated Adjusted EBITDA from Amendment No. 14 included, among other things: (i) modifications to permit the Company to add back extraordinary, unusual or non-recurring expenses or charges (including certain costs of, and payments of, litigation expenses, actual or prospective legal settlements, fines, judgments or orders, subject to a cap of $500 million in any twelve month period, of which no more than $250 million may pertain to any costs, payments, expenses, settlements, fines, judgments or orders, in each case, arising out of any actual or potential claim, investigation, litigation or other proceeding that the Company did not publicly disclose on or prior to the effectiveness of Amendment No. 14, and subject to other customary limitations), and (ii) modifications to allow the Company to add back expenses, charges or losses actually reimbursed or for which the Company reasonably expects to be reimbursed by third parties within 365 days, subject to customary limitations.
Amendment No. 14 was accounted for as a modification of debt to the extent the Refinanced Debt was replaced with the incremental Series F-3 Tranche B Term Loan issued to the same creditor and an extinguishment of debt to the extent the Refinanced Debt was replaced with Series F-3 Tranche B Term Loan issued to a different creditor. The Refinanced Debt replaced with the proceeds of the newly issued senior secured notes was accounted for as an extinguishment of debt. For amounts accounted for as an extinguishment of debt, the Company incurred a Loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value (the stated principal amount net of unamortized discount and debt issuance costs). Payments made to the lenders of $38 million associated with the issuance of the new Series F-3 Tranche B Term Loan were capitalized and are being amortized as interest expense over the remaining term of the Series F Tranche B Term Loan Facility. Third party expenses of $3 million associated with the modification of debt were expensed as incurred and included in Interest expense.
On March 28, 2017, the Company entered into Amendment No. 15 to the Credit Agreement (“Amendment No. 15”) which provided for the extension of the maturity date of $1,190 million of revolving credit commitments under the Revolving Credit Facility from April 20, 2018 to the earlier of (i) April 20, 2020 and (ii) the date that is 91 calendar days prior to the scheduled maturity of any series or tranche of term loans under the Credit Agreement, certain Senior Secured Notes or Senior Unsecured Notes and any other indebtedness for borrowed money in excess of $750 million. Unless otherwise terminated prior thereto, the remaining $310 million of revolving credit commitments under the Revolving Credit Facility will continue to mature on April 20, 2018. Amendment No. 15 was accounted for in part as a debt modification, whereby the fees paid to lenders agreeing to extend their commitment through April 20, 2020 and the fees paid to lenders providing additional commitments were recognized as additional debt issuance costs and are being amortized over the remaining term of the Revolving Credit Facility. Amendment No. 15 was accounted for in part as an extinguishment of debt and the Company incurred a Loss on extinguishment of debt of $1 million representing the unamortized debt issuance costs associated with the commitments canceled by lenders in the amendment.
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the Company's option from time to time, either (i) a base rate determined by reference to the higher of (a) the prime rate (as defined in the Credit Agreement) and (b) the federal funds effective rate plus 1/2 of 1% or (ii) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. These applicable margins will become subject to increase or decrease quarterly based on secured leverage ratios beginning with the fiscal quarter ending June 30, 2017.

The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.75% with respect to base rate borrowings and 3.75% with respect to LIBO rate borrowings.  As of March 31, 2017, the stated rate of interest on the Revolving Credit Facility was 4.74% per annum. In addition, we are required to pay commitment fees of 0.50% per annum in respect to the commitments not utilized, letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings, customary fronting fees for the issuance of letters of credit and agency fees.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 3.75% with respect to base rate borrowings and 4.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of March 31, 2017, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 5.57% per annum.
Senior Secured Notes
As part of the March 2017 Refinancing Transactions, the Company issued $1,250 million aggregate principal amount of 6.50% senior secured notes due March 15, 2022 (the “March 2022 Senior Secured Notes”) and $2,000 million aggregate principal amount of 7.00% senior secured notes due March 15, 2024 (the “March 2024 Senior Secured Notes”), in a private placement, the proceeds of which, when combined with the proceeds from the Series F-3 Tranche B Term Loan and cash on hand, were used to (i) repay the Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Senior Unsecured Notes, (iii) repay $350 million of amounts outstanding under the Company's Revolving Credit Facility and (iv) pay related fees and expenses. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Credit Agreement under the terms of the indenture governing the Senior Secured Notes.
The Senior Secured Notes and the guarantees rank equally in right of payment with all of the Company’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and Note Guarantors’ respective future subordinated indebtedness. The Senior Secured Notes and the guarantees related thereto are effectively pari passu with the Company’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the Senior Secured Notes and effectively senior to the Company’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, including the existing Senior Unsecured Notes, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the Senior Secured Notes are structurally subordinated to (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the Senior Secured Notes and (ii) any of the Company’s debt that is secured by assets that are not collateral.
The March 2022 Senior Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2019, at the redemption prices set forth in the indenture. The Company may redeem some or all of the March 2022 Senior Secured Notes prior to March 15, 2019 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to March 15, 2019, the Company may redeem up to 40% of the aggregate principal amount of the March 2022 Senior Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
The March 2024 Senior Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2020, at the redemption prices set forth in the indenture. The Company may redeem some or all of the March 2024 Senior Secured Notes prior to March 15, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to March 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the March 2024 Senior Secured Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
Upon the occurrence of a change in control (as defined in the indentures governing the Senior Secured Notes), unless the Company has exercised its right to redeem all of the notes of a series as described above, holders of the Senior Secured Notes may require the Company to repurchase such holder’s notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and Valeant, if any, may be required to guarantee the Senior Unsecured Notes.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
As part of the March 2017 Refinancing Transactions, the Company completed a tender offer to repurchase $1,100 million in aggregate principal amount of the August 2018 Senior Unsecured Notes for total consideration of approximately $1,132 million plus accrued and unpaid interest through March 20, 2017. Loss on extinguishment of debt associated with the repurchase of the August 2018 Senior Unsecured Notes was $36 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.
Maturities and Weighted Average Stated Rate of Interest
Maturities and mandatory amortization payments of long-term debt for the period April through December 2017, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
April through December 2017	$260
2018	846
2019	346
2020	5,811
2021	3,521
2022	6,987
Thereafter	11,109
Total gross maturities	28,880
Unamortized discounts	(336)
Total long-term debt	$28,544
The weighted average stated rate of interest as of March 31, 2017 and December 31, 2016 was 6.00% and 5.75%, respectively.
During the three months ended March 31, 2017, the Company made aggregate repayments of long-term debt of $7,619 million, which consisted of (i) $6,083 million of prepayments of term loans under its Senior Secured Credit Facilities, (ii) $86 million scheduled loan amortization payment of the Series F Tranche B Term Loan Facility, (iii) $350 million of Revolving Credit Facility amounts outstanding and (iv) $1,100 million of repurchased August 2018 Senior Unsecured Notes. During the three months ended March 31, 2017, the Company incurred $6,310 million of long-term debt, in the aggregate, consisting of $3,060 million of Series F-3 Tranche B Term Loan and $3,250 million of Senior Secured Notes.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries.
Net Periodic (Benefit) Cost
The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three months ended March 31, 2017 and 2016:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended March 31,
(in millions)	2017	2016	2017	2016	2017	2016
Service cost	$1	$—	$—	$1	$—	$—
Interest cost	2	2	1	1	1	1
Expected return on plan assets	(3)	(3)	(1)	(2)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)
Net periodic (benefit) cost	$—	$(1)	$—	$—	$—	$—
During the three months ended March 31, 2017, the Company contributed $2 million and $1 million to the non-U.S. pension benefit plans and the postretirement benefit plan, respectively, and did not make a contribution to the U.S. pension benefit plans. The Company expects to contribute $5 million, $6 million, and $6 million to the U.S. pension benefit plans, the non-U.S. pension benefit plans, and the postretirement benefit plan in 2017, in the aggregate, respectively, inclusive of amounts contributed during the three months ended March 31, 2017.

12.	SHARE-BASED COMPENSATION
In May 2014, shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 7,319,000 shares were available for future grants as of March 31, 2017. The Company uses reserved and unissued common shares to satisfy its obligation under its share-based compensation plans.
During the three months ended March 31, 2017, the Company introduced a new long-term incentive program with the objective to re-align the share-based awards granted to senior management with the Company’s focus on improving its tangible capital usage and allocation while maintaining focus on improving total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based restricted share units (“RSUs”) and performance-based RSUs. Performance-based RSUs are comprised of awards that vest upon achievement of certain share price appreciation conditions that are based on total shareholder return (“TSR”) and awards that vest upon attainment of certain performance targets that are based on the Company’s return on tangible capital (“ROTC”).
The fair value of the ROTC performance-based RSUs is estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the ROTC performance-based RSUs in each reporting period reflects the Company’s latest estimate of the number of ROTC performance-based RSUs that are expected to vest. If the ROTC performance-based RSUs do not ultimately vest due to the ROTC targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The accounting policy with respect to time-based stock options, time-based RSUs and TSR performance-based RSUs is described in the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in millions)	2017	2016
Stock options	$5	$3
RSUs	23	61
Share-based compensation expense	$28	$64

Research and development expenses	$2	$2
Selling, general and administrative expenses	26	62
Share-based compensation expense	$28	$64
During the three months ended March 31, 2017 and 2016, the Company granted approximately 1,451,000 stock options with a weighted-average exercise price of $14.38 per option and approximately 750 stock options with a weighted-average exercise price of $89.35 per option, respectively. The weighted-average fair values of all stock options granted to employees during the three months ended March 31, 2017 and 2016 were $5.97 and $44.48, respectively.
During the three months ended March 31, 2017 and 2016, the Company granted approximately 3,072,000 time-based RSUs with a weighted-average grant date fair value of $11.69 per RSU and approximately 16,000 time-based RSUs with a weighted-average grant date fair value of $79.89 per RSU, respectively.
During the three months ended March 31, 2017, the Company granted approximately 409,000 performance-based RSUs, consisting of approximately 205,000 units of TSR performance-based RSUs with an average grant date fair value of $16.41 per respective RSU and approximately 204,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $15.82 per respective RSU. During the three months ended March 31, 2016, the Company did not grant performance-based RSUs.
In March 2016, the Company announced that its Board of Directors had initiated a search to identify a candidate for a new Chief Executive Officer to succeed the Company's then current Chief Executive Officer, who would continue to serve in that role until his replacement was appointed. On May 2, 2016, the Company's new Chief Executive Officer assumed the role, succeeding the Company's former Chief Executive Officer. Pursuant to the terms of his employment agreement dated January 2015, the former Chief Executive Officer was entitled to certain share-based awards and payments upon termination. Under his January 2015 employment agreement, the former Chief Executive Officer received performance-based RSUs that vest when certain market conditions (namely total shareholder return) are met at the defined dates, provided continuing employment through those dates. Under the termination provisions of his employment agreement, upon termination of the former Chief Executive Officer, the defined dates for meeting the market conditions of the performance-based RSUs were eliminated and, as a result, vesting was based solely on the attainment of the applicable level of total shareholder return through the date of termination and the resulting number of common shares, if any, to be awarded to the former Chief Executive Officer was determined on a pro-rata basis for service provided under the original performance period, with credit given for an additional year of service. Because the total shareholder return at the time of the former Chief Executive Officer’s termination did not meet the performance threshold, no common shares were issued and no value was ultimately received by the former Chief Executive Officer pursuant to this performance-based RSU award. However, an incremental share-based compensation expense of $28 million was recognized during the six months ended June 30, 2016, which represents the additional year of service credit consistent with the grant date fair value calculated using a Monte Carlo Simulation Model in the first quarter of 2015, notwithstanding the fact that no value was ultimately received by the former Chief Executive Officer. In addition to the acceleration of his performance-based RSUs, the former Chief Executive Officer was also entitled to a cash severance payment of $9 million and a pro-rata annual cash bonus of approximately $2 million pursuant to his employment agreement. The cash severance payments, the pro-rata cash bonus and the associated payroll taxes were also recognized as expense in the first quarter of 2016.
As of March 31, 2017, the total remaining unrecognized compensation expense related to non-vested stock options, time-based RSUs and performance-based RSUs amounted to $175 million, in the aggregate, which will be amortized over a weighted-average period of 2.74 years.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

(in millions)	As of March 31, 2017	As of December 31, 2016
Foreign currency translation adjustment	$(1,986)	$(2,074)
Pension adjustment, net of tax	(34)	(34)
Ending Balance	$(2,020)	$(2,108)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar.

14.	OTHER (INCOME) EXPENSE
Other (income) expense for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Gain on the Skincare Sale (Note 4)	$(319)	$—
Loss on other sales of assets	2	2
Deconsolidation of Philidor	—	19
Litigation and other matters	76	2
Other, net	1	2
Other (income) expense	$(240)	$25

15.	INCOME TAXES
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against the Company's ordinary income. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company's annual effective income tax rate requires the use of management forecasts and other estimates, a projection of jurisdictional taxable income and losses, application of statutory income tax rates, and an evaluation of valuation allowances. The Company's estimated annual effective income tax rate may be revised, if necessary, in each interim period during the year.
Recovery of income taxes for the three months ended March 31, 2017 was $924 million and included (i) $35 million of income tax benefit for the Company's ordinary loss for the three months ended March 31, 2017 and (ii) $889 million of net income tax benefit for discrete items. The net income tax benefit for discrete items includes (i) a $1,543 million tax benefit for the establishment of a deferred tax asset on the outside basis difference between members of the Company’s U.S. consolidated tax group that is expected to be realized, (ii) a $635 million tax charge for the impact of internal restructuring transactions during the three months ended March 31, 2017, each described below, (iii) a $76 million tax charge for the Company’s divestitures during the three months ended March 31, 2017 and (iv) a tax benefit relating to the litigation matters accrual recorded during the three months ended March 31, 2017.
To facilitate divestitures, streamline operations and simplify its legal entity structure, in 2016 the Company began a series of internal restructuring transactions that are expected to be completed in 2017. Due to aspects of the internal restructuring transactions completed during the three months ended December 31, 2016, the Company recognized a U.S. taxable gain on the transfer of a foreign subsidiary and utilized U.S. net operating losses ("NOLs") to partially offset such gain, resulting in a reduction of the related deferred tax asset. The recognition of the gain also resulted in the reversal of an existing deferred tax liability on a related outside basis difference which produced a net tax gain of $361 million during the three months ended December 31, 2016. During the three months ended March 31, 2017, the Company recognized an additional U.S. taxable gain on the transfer of an additional interest in a foreign subsidiary, which also resulted in the reversal of an existing deferred tax liability on a related outside basis difference producing the net $635 million tax charge described above.

In connection with these internal restructuring transactions and due to a decrease in its market value, the Company's top U.S. subsidiary (Biovail Americas Corporation) (“BAC”) is expecting to recognize a loss on its investment in Valeant Pharmaceuticals International (“VPI”) upon liquidation of BAC in 2017. In conjunction with this liquidation, the Company was required to record a deferred tax asset of $1,543 million during the three months ended March 31, 2017 on the outside basis difference attributable to BAC’s investment in VPI. The Company had not previously recorded deferred taxes with respect to this outside basis difference, as there was a means for its recovery in a tax-free manner. Since this outside basis difference will now be recovered in a taxable manner, this deferred tax asset and related benefit was recorded during the three months ended March 31, 2017. BAC’s anticipated loss in the stock of VPI is expected to be available to offset the gains described above. The carryback of this loss will allow for the NOLs used to offset the 2016 gain detailed above to be available for use against future U.S. taxable income. The Company will record a deferred tax asset associated with any remaining realizable tax attributes at such time the liquidation is completed, which is anticipated to be in 2017.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $1,997 million and $1,857 million as of March 31, 2017 and December 31, 2016, respectively. The Company will continue to assess this amount for appropriateness on a go-forward basis associated with the deferred tax assets previously established.
As of March 31, 2017, the Company had $492 million of unrecognized tax benefits, which included $40 million relating to interest and penalties. Of the total unrecognized tax benefits, $255 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that an immaterial amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2017 and December 31, 2016, the Company had accrued $34 million and $33 million for interest, respectively, and $6 million and $6 million for penalties, respectively.
The Company continues to be under examination by the Canada Revenue Agency (CRA). The Company’s position with regard to proposed audit adjustments has not changed as of March 31, 2017 and the total proposed adjustment continues to result in a loss of tax attributes which are subject to a full valuation allowance.
The Company’s U.S. consolidated federal income tax return for the 2013 and 2014 tax years continues to be under examination by the Internal Revenue Service. The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2002 to 2015.
Certain affiliates of the Company in regions outside of Canada and the U.S. are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.

16.	EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc. for the three months ended March 31, 2017 and 2016 were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$628	$(374)

Basic weighted-average number of common shares outstanding	349.8	344.9
Diluted effect of stock options, RSUs and other	0.7	—
Diluted weighted-average number of common shares outstanding	350.5	344.9

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$1.80	$(1.08)
Diluted	$1.79	$(1.08)

During the three months ended March 31, 2016, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The three months ended March 31, 2016 calculation of diluted weighted-average number of common shares excludes excess tax benefits and tax deficiencies in the calculation of assumed proceeds under the treasury stock method prospectively effective January 1, 2016 due to the adoption of FASB guidance issued in 2016. Accordingly, the diluted weighted-average number of common shares outstanding previously reported increased by 0.6 million for the three months ended March 31, 2016. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

(in millions)	Three months ended March 31, 2016
Basic weighted-average number of common shares outstanding	344.9
Diluted effect of stock options, RSUs and other	5.4
Diluted weighted-average number of common shares outstanding	350.3
During the three months ended March 31, 2017 and 2016, stock options, time-based RSUs and performance-based RSUs to purchase approximately 9,805,000 and 3,011,000 common shares of the Company, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method.

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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2017, the Company's consolidated balance sheet includes accrued loss contingencies and related legal fees of $348 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
Voluntary Request Letter from the U.S. Federal Trade Commission
On October 16, 2015, the Company received a voluntary request letter from the Federal Trade Commission ("FTC") with respect to its non-public investigation into the Company's acquisition of Paragon Holdings I, Inc. (“Paragon”). In the letter, the FTC requested that the Company provide, on a voluntary basis, certain information and documentation relating to its acquisition of Paragon. The Company produced certain documents and information in response to the request and cooperated with the FTC in connection with this investigation. On November 7, 2016, the FTC announced that it had accepted for public comment a consent agreement in connection with this investigation.  Pursuant to the consent agreement, the Company agreed to divest Paragon, which divestiture was completed on November 9, 2016. The consent agreement, together with an accompanying Decision and Order, was approved in final form by the FTC on February 8, 2017. The final approval of the Decision and Order by the FTC brings this matter to a close.
Congressional Inquiries
Beginning in November 2015, the Company has received from the United States Senate Special Committee on Aging various document requests, as well as subpoenas for documents, depositions and a hearing which was held on April 27, 2016. Certain directors, officers and other employees of the Company have also received from the United States Senate Special Committee on Aging subpoenas for depositions and/or hearings. In January 2016, the Company received from the United States House Committee on Oversight and Government Reform a document request and an invitation for the Company’s then interim CEO to testify at a hearing, at which he testified on February 4, 2016. Most of the materials requested to date relate to the Company’s pricing decisions on particular drugs, as well as revenue, expense and profit information, and also include requests relating to financial support provided by the Company for patients and financial data related to the Company’s research and development program, Medicare and Medicaid. On December 21, 2016, the United States Senate Special Committee on Aging issued a report on its drug pricing investigation entitled “Sudden Price Spikes in Off-Patent Prescription Drugs: The Monopoly Business Model that Harms Patients, Taxpayers, and the U.S. Health Care System”. The Company is cooperating with these inquiries; however, the Company cannot predict their outcome or duration.
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
Securities and Other Class Actions
Allergan Shareholder Class Action
On December 16, 2014, Anthony Basile, an alleged shareholder of Allergan filed a lawsuit on behalf of a putative class of Allergan shareholders against the Company, Valeant, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, Valeant, J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The amended complaint alleges claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleges violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and J. Michael Pearson. The amended complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On August 7, 2015, the defendants moved to dismiss the amended complaint in its entirety, and, on November 9, 2015, the Court denied that motion. On March 15, 2017, the Court entered an order certifying a plaintiff class comprised of persons who sold Allergan common stock contemporaneously with purchases of Allergan common stock made or caused by defendants during the period February 25, 2014 through April 21, 2014. On March 28, 2017, defendants filed a motion with the U.S. Court of Appeals for the Ninth Circuit requesting permission to appeal from the class certification order. That motion remains pending. The Company intends to vigorously defend these matters.
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
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658, and appointing a lead plaintiff and lead plaintiff’s counsel. On June 24, 2016, the lead plaintiff filed a consolidated complaint naming additional defendants and asserting additional claims based on allegations of false and misleading statements and/or omissions similar to those in the initial complaints. Specifically, the consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the

Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. Briefing on the Company's motion was completed on January 13, 2017. On April 28, 2017, the Court denied the motions to dismiss, except with certain claims arising out of the Company's private placement offerings. Defendants' answers to the consolidated complaint are due by May 12, 2017.
In addition to the consolidated putative class action, ten groups of individual investors in the Company’s stock and debt securities have filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); and Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”). These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, and negligent misrepresentation under state law, based on alleged purchases of Valeant stock, options, and/or debt at various times between January 4, 2013 and August 10, 2016. The allegations in the complaints are similar to those made by plaintiffs in the putative class action.
Defendants’ time to respond to the complaints in four of the actions was stayed pending the Court’s decision on the motions to dismiss the consolidated class action complaint. Now that these motions have been decided, the parties will meet and confer to discuss a briefing schedule. On January 20, 2017, the Company moved to stay its time to respond to the six remaining complaints. On April 10, 2017, the motion to stay was mooted by a Stipulation and Order designating Janus Aspen as a “lead case” and staying the Company’s time to respond to the five remaining complaints until after a decision on any motion to dismiss in Janus Aspen. Plaintiffs amended the complaint in Janus Aspen on April 28, 2017. The Company’s motion to dismiss the amended Janus Aspen complaint is due by June 2, 2017.
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
In the Catucci action, motions for leave under the Quebec Securities Act and for authorization as a class proceeding were heard the week of April 24, 2017, with the motion judge reserving her decision. Prior to that hearing, the parties resolved applications by the defendants concerning jurisdiction and class composition, with the plaintiffs agreeing to revise the definition of the proposed class to exclude claims in respect of Valeant securities purchased in the United States.
The Company believes that it has viable defenses in each of these actions. In each case, the Company intends to defend itself vigorously.
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third party payors that paid claims submitted by Philidor for certain Valeant branded drugs between January 2, 2013 and November 9, 2015 (Airconditioning and Refrigeration Industry Health and Welfare Trust Fund et al. v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-03087, Plumbers Local Union No. 1 Welfare Fund v. Valeant Pharmaceuticals International Inc. et al., No. 3:16-cv-3885 and N.Y. Hotel Trades Council et al v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-05663).  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. Briefing of the motion is scheduled to be completed by May 17, 2017. On March 14, 2017, other defendants filed a motion to stay the RICO class action pending the resolution of criminal proceedings against Andrew Davenport and Gary Tanner. The Company did not oppose the motion to stay. The Company believes these claims are without merit and intends to defend itself vigorously.
Antitrust
Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis, Valeant Pharmaceuticals International, Inc. (“VPII”) and various manufacturers of generic forms of Solodyn, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn. The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case

No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper. After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints. On August 14, 2015, the Court granted the Defendants' motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. VPII was dismissed from the case, but the litigation continues against Medicis and the generic manufacturers as to the remaining claims. A subsequent effort to re-plead claims under Sherman Act, Section 2 was denied on September 20, 2016. Plaintiffs have reached a settlement with two of three generic manufacturer defendants, and, on April 14, 2017, the Court granted the Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for preliminary approval of those settlements. Fact discovery in these actions has concluded. The remaining parties are currently engaged in class certification briefing and expert discovery. On March 26, 2015, and on April 6, 2015, while the motion to dismiss the class action complaints was pending, two additional non-class action complaints were filed against Medicis by certain retail pharmacy and grocery chains ("Individual Plaintiffs") making similar allegations and seeking similar relief to that sought by Direct Purchaser Class Plaintiffs. Those suits have been centralized with the class action suits in the District of Massachusetts. Following the Court's August 14, 2015 decision on the motion to dismiss, the Individual Plaintiffs each filed amended complaints on October 1, 2015, and Medicis answered on December 7, 2015. A third non-class action was filed by another retail pharmacy against Medicis on January 26, 2016, and Medicis answered on March 28, 2016. The Company intends to vigorously defend all of these actions.
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L, three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies. The plaintiffs in such suits alleged violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, punitive and/or other damages, including attorneys’ fees. By order dated June 8, 2015, the JPML centralized the suits in the Middle District of Florida, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK, before U.S. District Judge Harvey E. Schlesinger. After the Class Plaintiffs filed a corrected consolidated class action complaint on December 16, 2015, the defendants jointly moved to dismiss those complaints. On June 16, 2016, the Court granted the Defendants' motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act, but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. The actions are currently in discovery. On March 3, 2017, the Class Plaintiffs filed their motion for class certification. On April 17, 2017, defendants filed an unopposed motion requesting that the court extend defendants’ time to oppose the class certification motion from May 12, 2017 to June 2, 2017. The Company intends to vigorously defend all of these actions.
Intellectual Property
AntiGrippin® Litigation
A suit was brought against the Company’s subsidiary, Natur Produkt International, JSC ("Natur Produkt") seeking lost profits in connection with the registration by Natur Produkt of its AntiGrippin® trademark. The plaintiff in this matter alleged that Natur Produkt violated Russian competition law by preventing plaintiff from producing and marketing its products under certain brand names. The matter (Case No. A-56-23056/2013, Arbitration Court of St. Petersburg) was accepted for proceedings on June 24, 2013 and a hearing was held on November 28, 2013. In a decision dated December 4, 2013, the Court found in favor of the plaintiff (AnviLab) and awarded the plaintiff lost profits in the amount of approximately RUB 1,660 million (being approximately $50 million at the December 4, 2013 decision date). This charge was recognized in the fourth quarter of 2013 in Other expense (income) in the consolidated statements of operations. Natur Produkt appealed this decision, and a hearing in the appeal proceeding was held on March 16, 2014. The Appeal Court found in favor of Natur Produkt and dismissed the plaintiff’s claim in full. Following this decision, the Company concluded that the potential loss was no longer probable, and therefore the reserve was reversed in the first quarter of 2014 in Other expense (income) in the consolidated statements of operations. AnviLab appealed the Appeal Court's decision and the IP Court found in favor of the plaintiff and ruled to send the case for the second review to the court of the first instance, indicating that the court of the first instance should decide on the amount of damages suffered by AnviLab. Natur Produkt appealed the decision of the IP Court to the Supreme Court on September 15, 2014, but, on October 22, 2014, the Supreme Court denied that appeal and the matter was sent back to the court of first instance for the second review. Following the April 9, 2015 hearing, the court of first instance ruled in favor of the plaintiff and awarded the plaintiff lost profits in the amount of approximately RUB 1,660 million. Natur Produkt filed an appeal against this decision, both as to the merits and the quantum of damages, to the Appeal Court on May 15, 2015. The hearing before the Appeal Court was held on July 28, 2015 and the court ruled in favor of the plaintiff. Subsequently, Natur Produkt filed an appeal to the IP Court. At a hearing held on October 6, 2015, the IP Court ruled in favor of the plaintiff and upheld the decision of the Appeal Court. Natur Produkt appealed to the Supreme Court for review of the IP Court’s decision and, on December 30, 2015, the Supreme Court rejected Natur Produkt’s request for appeal. As Natur Produkt’s appeal to the IP Court did not delay enforcement of the Appeal Court’s decision, Natur Produkt was required to pay the claimed amount of RUB 1,660 million (being approximately $25 million as of the payment date) to the plaintiff, via bailiffs’ account, on September 28, 2015. The Company recognized the $25 million charge in the third quarter of 2015 in Other (income) expense in the consolidated statements of operations.
Following the decision of the IP Court, AnviLab filed two more claims against Natur Produkt relating to the matter described above (the “Original AnviLab Matter”). The first claim by AnviLab was filed on December 3, 2015 with the Saint Petersburg Arbitration Tribunal (Case No. A-56-89244/2015) and sought an amount in respect of the interest payable on the amount awarded by the Appeal Court in the Original AnviLab Matter for the period between the date the amount was awarded by the Appeal Court (August 4, 2015) and the date AnviLab received the payment (September 29, 2015). A hearing in this matter was held on March 24, 2016 and a subsequent hearing was held on April 14, 2016. The second claim by AnviLab was filed on December 15, 2015 with the Saint Petersburg Arbitration Tribunal (Case No.A-56-23056/2013) and sought an amount in respect of litigation costs related to Original AnviLab Matter. A hearing in this matter was held on February 25, 2016 and a subsequent hearing was held on April 14, 2016. The Court awarded amounts to AnviLab with respect to each of these claims. For both of these claims, the amount awarded to AnviLab was insignificant. On May 25, 2016, Natur Produkt appealed both of these decisions. The hearing for Natur Produkt’s appeal respecting the claim for interest was held on August 16, 2016 and the Appeal Court decreased the amount awarded to Anvilab. The hearing for Natur Produkt’s appeal respecting the claim for litigation costs was held on August 31, 2016 and the Appeal Court decreased the amount awarded to Anvilab. Natur Produkt has paid both amounts (each of which were insignificant) to Anvilab. The period for either party to appeal the decision of the court in the claim for interest expired on November 7, 2016. Natur Produkt did not appeal the decision and it has not yet received any notice as to whether Anvilab has appealed. In the claim for litigation costs, Anvilab filed an appeal for to change the venue from the Cassation Court to the IP Court and the Appeal Court accepted this appeal. Consequently, Anvilab filed a cassation appeal in the IP Court seeking annulment of the decision of the Appeal Court and demanded that the decision of the court of the first instance be upheld. The hearing before the IP Court was held on January 31, 2017 and the intellectual property court upheld the decision of the Appeal Court and the Anvilab claim was rejected. The period for Anvilab to appeal that decision to the Supreme Court expired on April 6, 2017 and Natur Produkt received no notice of any such appeal by Anvilab.
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Apriso®, Uceris®, Moviprep®, Carac® and Cardizem® in the United States and Wellbutrin® XL in Canada, or other similar suits. These matters are proceeding in the ordinary course.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tablets, 550 mg, for which an ANDA has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa

Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à r.l. (“Valeant Luxembourg”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Luxembourg, Alfa Wassermann and Cedars-Sinai (the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter. On June 14, 2016, the Plaintiffs filed an amended complaint adding US patent 9,271,968 (the “‘968 patent”) to this suit. Alfa Wassermann is the owner of the ‘968 patent, which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg to market Xifaxan® tablets, 550 mg. On December 6, 2016, the Plaintiffs filed an amended complaint adding US patent 9,421,195 (the “‘195 patent”) to this suit. Salix is the owner of the ‘195 patent. A seven-day trial has been scheduled commencing on January 29, 2018. The Company believes the allegations raised in Actavis’ notice are without merit and intends to vigorously pursue this suit.
Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in over sixty lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson. Many of these cases have been subsequently dismissed as to the Company and/or VPNA. These lawsuits include one case originally filed on December 30, 2016 in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey. The Company and its subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), were first named in a lawsuit filed directly into the MDL alleging that use of the Shower to Shower product caused the plaintiff to develop ovarian cancer. On March 24, 2017, the plaintiff agreed to a dismissal of all claims against the Company and VPNA without prejudice, and neither the Company nor VPNA have been named in any further lawsuits in the MDL.
In addition, beginning on October 26, 2016 and continuing into May 2017, fifty individual lawsuits were filed in the Superior Court of Delaware alleging use of Shower to Shower caused the plaintiffs to develop ovarian cancer. The Company has been voluntarily dismissed from nearly all of these cases, and only claims against VPNA remain.
These lawsuits also include allegations against Johnson & Johnson, directed primarily to its marketing of and warnings for the Shower to Shower product prior to the Company’s acquisition of the product in September 2012. The allegations in these cases specifically directed to VPNA include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages. Plaintiffs seek compensatory damages including medical expenses, pain and suffering, mental anguish anxiety and discomfort, physical impairment, loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, treble damages, and attorneys’ fees.
On or about October 3, 2016, the Company was served with a claim in a proceeding filed before the Supreme Court of British Columbia (Williamson v. Johnson & Johnson et al., Case No: 179011), in which the Company is named as a defendant, along with various Johnson & Johnson entities. The plaintiff seeks to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson’s Baby Powder or Shower to Shower, including their estates, executors and personal representatives. The Company also acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. The Company is also named as a defendant along with various Johnson & Johnson entities in a similar application filed in the Superior Court of Quebec, on or about April 12, 2016, in which the plaintiff is requesting leave to institute a proposed class action on behalf of persons in Québec who have used Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs (Kramar v. Johnson & Johnson, et al., Case No. 500-06-000787-164). The plaintiff in the British Columbia action alleges the use of the products increases certain health risks. The plaintiff in the Quebec action is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. The likelihood of the authorization or certification of these claims as class actions cannot be assessed at this time. In addition, twelve cases have been filed alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma. Four were filed in California Superior Courts (Herford v. Johnson &

Johnson, et al., Case No. BC46315, filed on January 10, 2017; Dominguez v. Johnson & Johnson et al., Case No. BC50123, filed on February 9, 2017; Koretoff v. Johnson & Johnson, et al., Case No. BC6566506, filed on April 4, 2017; Weirick v. Johnson & Johnson, et al., Case No. BC656425, filed on April 4, 2017). The Herford and Weirick cases have been voluntarily dismissed, and discovery in the remaining cases may also lead to dismissal if all product use was prior to September 2012. One case was filed in Superior Court of Delaware (Wheeler v. Johnson & Johnson, et al., Case No. N16C-12-285, filed on December 22, 2016). Six cases have been filed in New Jersey Superior Courts (Alderdice v. Johnson & Johnson, et al., Case No. MID-L-0546-17, filed on January 20, 2017; Kelley-Stramer v. Johnson & Johnson, et al., Case No. MID-L-00196-17, filed on January 11, 2017; Macy v. Johnson & Johnson et al., Case No. MID-L-0623-17AS, filed on January 31, 2017; Verdolotti v. Johnson & Johnson et al., Case No. MID-L-05973-16, filed on October 14, 2016; Ladue v. Johnson & Johnson et al., Case No. MID‐L‐827‐17AS, filed on February 10, 2017; Arend v. Johnson & Johnson et al., Case No. MID‐L‐1730‐17AS, filed on March 6, 2017; Beren v. Johnson & Johnson et al., Case No. MID-L-2422-17AS, filed on April 25, 2017). Plaintiff did not oppose summary judgment in the Verdolotti case. One case was filed in the District Court of Louisiana (Parish of Calcasieu) (Citizen v. Johnson & Johnson, et al., Case No. 2014‐2920, originally filed on July 23, 2014, VPNA added via amendment on April 13, 2017). The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The plaintiffs seek compensatory damages for loss of services, economic loss, pain and suffering, and, in some cases, lost wages or earning capacity and loss of consortium, in addition to punitive damages, interest, litigation costs, and attorneys’ fees. The Company intends to defend itself vigorously in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment.
The Company believes that Valeant’s potential liability (including its attorneys’ fees and costs) arising out the Shower to Shower lawsuits filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company. The Company has provided Johnson & Johnson with notice that the lawsuits filed against the Company relating to Shower to Shower are, in whole or in part, subject to indemnification by Johnson & Johnson.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and, on November 16, 2016, the Court issued a decision dismissing the plaintiff’s application for certification of this action as a class proceeding. On December 15, 2016, the plaintiff filed a notice of appeal in the British Columbia Court of Appeal appealing the decision to dismiss the application for certification. The plaintiff filed its appeal factum on March 15, 2017 and filed its appeal factum on April 19, 2017. The appeal hearing has been scheduled for September 19, 2017. The Company denies the allegations being made and is continuing to vigorously defend this matter.
Mississippi Attorney General Consumer Protection Action
The Company and VPNA are named in an action brought by James Hood, Attorney General of Mississippi, in the District Court of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against both Johnson & Johnson, the Company and VPNA related to the Shower to Shower body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower body powder product in September 2012 from Johnson & Johnson. The State seeks compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act. The State also seeks disgorgement of profits from the sale of the product and civil penalties. The State has not made specific allegations as to the Company or VPNA. The Company intends to defend itself vigorously in this action, which the Company believes will also fall, in whole or in part, within the indemnification obligations of Johnson & Johnson owed to the Company, as indicated above.

Sprout Litigation
On or about November 2, 2016, the Company and Valeant were named as defendants in a lawsuit filed by the shareholder representative of the former shareholders of Sprout in the Court of Chancery of the State of Delaware (C.A. No. 12868). The plaintiff in this action is alleging, among other things, breach of contract with respect to certain terms of the merger agreement relating to the Sprout Acquisition, including a disputed contractual term respecting the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term respecting the spend of no less than $200 million in certain expenditures). The plaintiff in this action is seeking unspecified compensatory and other damages and attorneys’ fees, as well as an order requiring Valeant to perform its obligations under the merger agreement. On December 27, 2016, the Company and Valeant filed (i) an answer directed to the claim for breach of contract and (ii) a partial motion to dismiss the other claims. The Court held a hearing on the partial motion to dismiss on March 10, 2017, and the Court subsequently granted that motion in part, dismissing plaintiff’s intentional misrepresentation and declaratory judgment claims in their entirety and narrowing plaintiff’s implied covenant claim. The action is now in discovery as to the remaining claims. The Company is vigorously defending this matter.
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
Arbitration with Alfa Wasserman
On or about July 21, 2016, Alfa Wasserman S.p.A. (“Alfa Wasserman”) commenced arbitration against the Company and its subsidiary, Salix Pharmaceuticals, Inc. (“Salix Inc.”) under the Rules of Arbitration of the International Chamber of Commerce (No. 22132/GR, Alfa Wasserman S.p.A. v. Salix Pharmaceuticals, Inc. et al.), pursuant to the terms of the Amended and Restated License Agreement between Alfa Wasserman and Salix Inc. (the “ARLA”). In the arbitration, Alfa Wasserman has made certain allegations respecting a development project for a formulation of the rifaximin compound that is being conducted under the terms of the ARLA, including allegations that Salix Inc. has failed to use the required efforts with respect to this development and that the Company’s acquisition of Salix resulted in a change of control under the ARLA, which entitled Alfa Wasserman to assume control of this development. Alfa Wasserman is seeking, among other things, a declaration that the provisions of the ARLA relating to the development product and the rights relating to the rifaximin formulation being developed have been terminated and such development and rights shall be returned to Alfa Wasserman, an order requiring the Company and Salix Inc. to pay for the costs of such development (in an amount of at least $80 million), and damages in the amount of approximately $285 million plus arbitration costs and attorney fees. The Company and Salix Inc. have submitted their initial response to the request for arbitration and a three-member arbitration tribunal has now been selected. The Company is vigorously defending this matter.
The Company’s Xifaxan® products (and Salix Inc.'s rights thereto under the ARLA) are not the subject of any of the allegations or relief sought in this arbitration.
Salix Legal Proceedings
The estimated fair values of the potential losses regarding the matters described below, along with other matters, are included as part of contingent liabilities assumed in the Salix Acquisition and updated regularly as needed. Each of the Salix legal proceeding matters set out below was commenced prior to the Company’s acquisition of Salix.
Salix SEC Investigation
In the fourth quarter of 2014, the SEC commenced a formal investigation into possible securities law violations by Salix relating to disclosures by Salix of inventory amounts in the distribution channel and related issues in press releases, on analyst calls and in Salix’s various SEC filings, as well as related accounting issues. In April 2017, the SEC staff indicated that it had substantially completed its investigation and will be making recommendations to the Commission in the near future. Salix continues to cooperate with the SEC staff. The Company cannot predict the outcome of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on Salix or the Company arising out of the SEC investigation.
Salix Securities Litigation
Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls. Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)). These two actions have been consolidated under the caption In re Salix Pharmaceuticals, Ltd. (Case No. 14-CV-8925 (KMW)). Defendants’ Motions to Dismiss were fully briefed as of August 3, 2015. The Court denied the Motions to Dismiss in an order dated March 31, 2016 for the reasons stated in an opinion dated April 22, 2016. Defendants’ Answers to the operative Complaint were filed on May 31, 2016. On October 10, 2016, Plaintiffs’ filed a motion for class certification.  A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed. On February 8, 2017, the parties reached an agreement in principle to settle the consolidated action, pursuant to which Salix will make a payment of $210 million and, on April 5, 2017, the court granted preliminary approval of the settlement.  A hearing to grant final approval of the settlement is scheduled for July 24, 2017. The proposed settlement amount has been fully accrued for in the Company’s consolidated financial statements as of December 31, 2016. Included in Other expense (income) in the statement of loss for 2016, is a $90 million charge in the fourth quarter for this matter. There can be no assurance that the settling parties will ultimately enter a stipulation of settlement that the Court will approve.
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
Reportable Segments
During the third quarter of 2016, the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in and reorganizations to the Company’s business structure, including changes to its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. Pursuant to this change, which was effective in the third quarter of 2016, the Company now operates in three operating and reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. Further, effective for the first quarter of 2017, revenues and profits from the Company's operations in Canada, included in the Branded Rx segment in prior periods, are included in the Bausch + Lomb/International segment. Prior period presentations of segment revenues, segment profits and segment assets have been recast to conform to the current segment reporting structure.
The following is a brief description of the Company’s segments:

•
The Bausch + Lomb/International segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical,

Consumer and Ophthalmology Rx products and (ii) sales in Canada, Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products.

•
The Branded Rx segment consists of sales in the U.S. of (i) Salix products, (ii) dermatological products, (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products and medical device products and (iv) oncology, dentistry and women’s health products.

•
The U.S. Diversified Products segment consists of sales in the U.S. of (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) generic products.

Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as amortization of intangible assets, asset impairments, in-process research and development costs, restructuring and integration costs, acquisition-related contingent consideration costs and other (income) expense are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profits
Segment revenues and profits for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
Revenues:
Bausch + Lomb/International	$1,150	$1,146
Branded Rx	604	665
U.S. Diversified Products	355	561
	2,109	2,372

Segment profits:
Bausch + Lomb/International	333	309
Branded Rx	326	257
U.S. Diversified Products	264	464
	923	1,030

Corporate	(167)	(204)
Amortization of intangible assets	(635)	(678)
Asset impairments	(138)	(16)
Restructuring and integration costs	(18)	(38)
Acquired in-process research and development costs	(4)	(1)
Acquisition-related contingent consideration	10	(2)
Other income (expense)	240	(25)
Operating income	211	66
Interest income	3	1
Interest expense	(474)	(427)
Loss on extinguishment of debt	(64)	—
Foreign exchange and other	29	(6)
Loss before (recovery of) provision for income taxes	$(295)	$(366)
Segment Assets
Total assets by segment were as follows:

(in millions)	As of March 31, 2017	As of December 31, 2016
Assets:
Bausch + Lomb/International	$15,375	$16,201
Branded Rx	20,658	21,143
U.S. Diversified Products	5,428	5,820
	41,461	43,164
Corporate	872	365
Total assets	$42,333	$43,529

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Valeant Pharmaceuticals International, Inc. and its subsidiaries. This "Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through May 9, 2017 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Valeant Pharmaceuticals International, Inc. is a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in over 100 countries. We are diverse not only in our sources of revenue from our broad drug and medical device portfolio, but also among the therapeutic classes and geographies we serve.
We generated revenues of $2,109 million and $2,372 million for the three months ended March 31, 2017 and 2016, respectively. Our portfolio of products falls into three reportable segments: (1) Bausch + Lomb/International, (2) Branded Rx and (3) U.S. Diversified Products.

•
The Bausch + Lomb/International segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) sales in Canada, Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products.

•
The Branded Rx segment consists of sales in the U.S. of (i) Salix products, (ii) dermatological products, (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products and medical device products and (iv) oncology, dentistry and women’s health products.

•
The U.S. Diversified Products segment consists of sales in the U.S. of (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) generic products.

We are focused on core geographies and the therapeutic classes discussed above which have the potential for strong operating margins and offer growth opportunities.
For a comprehensive discussion of our business, business strategy, products and other business matters, please refer to Item 1. “Business" included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

History
Following the Company’s (then named Biovail Corporation) acquisition of Valeant Pharmaceuticals International (“Valeant”) on September 28, 2010 (the “Merger”), we supplemented our internal research and development ("R&D") efforts with strategic acquisitions to expand our portfolio offerings and geographic footprint. In 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”), a global eye health company that focuses on developing, manufacturing and marketing eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. In 2015, we acquired Salix Pharmaceuticals, Ltd. (“Salix”) (the "Salix Acquisition") a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of a variety of gastrointestinal ("GI") disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®. In 2015, we acquired the exclusive licensing rights to develop and commercialize brodalumab, an IL-17 receptor monoclonal antibody for patients with moderate-to-severe plaque psoriasis for which, following internal development work, we received approval from the U.S. Food and Drug Administration ("FDA") on February 15, 2017. We expect to launch this product in the U.S. in the second half of 2017 (to be marketed as Siliq™ in the U.S.). We believe the investments we have made in B&L, Salix, brodalumab and other acquisitions, as well as our ongoing investments in our internal R&D efforts, are helping us to capitalize on the core geographies and therapeutic classes which have the potential for strong operating margins and offer attractive growth opportunities. While business development through acquisitions may continue to be a component of our long-term strategy, we have made minimal acquisitions since 2015 and expect the volume and size of acquisitions to be low in the foreseeable future.
Business Strategy
Our strategy is to focus our business on core geographies and therapeutic classes that offer attractive growth opportunities. Within our chosen therapeutic classes and geographies, we prioritize durable products which have the potential for strong operating margins and evidence of growth opportunities. The growth of our business is further augmented through our lower risk, output-focused R&D model, which allows us to advance certain development programs to drive future commercial growth, while creating efficiencies in our R&D efforts.
Key Initiatives
Heading into 2016, we had completed a series of mergers and acquisitions which were key to the Company’s previous strategy for growth. The integration of these businesses is substantially complete and we have begun experiencing the synergies and other benefits that we expected when entering into these transactions.
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
In 2017, we have continued to execute on these key initiatives. We have better defined our core businesses, shifted our operations toward those core businesses and made measurable progress in strengthening our balance sheet.
Focus on Core Businesses - We believe that there is significant opportunity in the eye health and branded prescription pharmaceutical businesses. Our existing portfolio, commercial footprint and pipeline of product development projects are expected to position us to compete and be successful in these markets. As a result, we believe these businesses provide us with the greatest opportunity to build value for our stakeholders. In order to focus our efforts, in 2016, we performed a review of our portfolio of assets to identify those areas where we believe we have, and can maintain, a competitive advantage and we continue to define and shape our business around these assets. We identify these areas as “core”, meaning that we are best positioned to grow and develop them. By narrowing our focus, we have the opportunity to reduce complexity in our business and maximize the value of our core businesses. We describe our core areas by business and by geography. Within our Branded Rx segment, our core businesses include GI and dermatology. We also view our global eye health business, within our Bausch + Lomb/International segment, as core. Although the business units that fall outside our definition of “core” assets may be solid, the focus of their product pipelines and geographic footprint are not fully aligned with the focus of our core business, and they are, therefore, at a disadvantage when competing against our core activities for resources and capital within the Company.
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

•
Sales Force Stabilization - We believe that new leadership and the enhanced focus on core assets have enabled the Company to recruit and retain stronger talent for its sales initiatives. We continue to focus on stabilizing our sales forces, which, in turn, will allow us to deliver more consistent and concise messages in the marketplace.

•
Patient Access and Pricing Committee and New Pricing Actions - In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our Branded Rx and other pharmaceutical products. Following this committee's recommendation, we implemented an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In October 2016, the Patient Access and Pricing Committee approved 2% to 9% increases to our gross selling price (wholesale acquisition cost or “WAC”) for products in our neurology, GI and urology portfolios. The changes are aligned with the Patient Access and Pricing Committee's commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. In addition, in 2016, no pricing increases were taken on our dermatology and ophthalmology products and, in 2016, net pricing of our dermatology and ophthalmology products, after taking into account the impact of rebates and other adjustments, decreased by greater than 10% on average. On April 21, 2017, the Company announced that, following the evaluation and approval of the Patient Access and Pricing Committee, it had decided to list SILIQ™ (brodalumab) injection at $3,500 per month, which represented the lowest injectable biologic psoriasis treatment on the market at the time of the announcement. In the future, we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized prices for our products and may have a significant impact on our revenue trends.

•
Walgreens Fulfillment - At the beginning of 2016, we launched our fulfillment arrangement with Walgreen Co. ("Walgreens"). Our partnership with Walgreens initially presented some operational challenges, which were substantially addressed in 2016. As a result, we began seeing improved average realized prices through the Walgreens fulfillment arrangements in the latter part of 2016. Sales of our prescription dermatology and ophthalmology products through Walgreens under our fulfillment arrangements were $375 million in 2016, of which $238 million were attributable to the second half of 2016. Although this fulfillment arrangement represents less than 5% of our Company revenues, we continue to monitor our business model with Walgreens to find additional operational efficiencies.

The ranking of our business units during 2016 changed our view of how capital should be allocated across our activities. Our first step was to review each business unit, come to points of view about the appropriate levels of operating expense and to eliminate non-productive costs. As a result of that review, we identified several hundred million dollars of cost savings opportunities.
To position the Company to drive the value of our core assets, we made a number of leadership changes and took steps to increase our promotional efforts, particularly in GI, and increase our commitment to R&D.
The GI unit initiated a significant sales force expansion program in November 2016 to reach potential primary care physician ("PCP") prescribers of Xifaxan® for irritable bowel syndrome with diarrhea and Oral Relistor® for opioid induced constipation ("OIC"). Over recent months we have hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with PCPs. With approximately 70 percent of IBS-D patients initially presenting with symptoms to a PCP, we believe that the dedicated PCP sales force will be positioned to reach more patients in need of IBS-D treatment. The investment in these additional sales resources, including an increase in associated promotional costs, is expected to be in the range of $50 million to $60 million, but we believe this spend is needed to allow us to capitalize on the full potential of Xifaxan®. The costs of this investment in our GI unit reduced our operating results in the fourth quarter of 2016 and the first quarter of 2017 and are expected to begin driving incremental revenue for Xifaxan® beginning in the second half of 2017. In addition, we have expanded our dedicated pain sales representatives to strengthen our position in the OIC market, and established a nurse educator team to educate clinical staff within top institutions.
We increased our R&D expenditures by 26% in 2016, as we began the transition away from growth by acquisition and toward organic growth supported by investment in R&D. Our R&D organization focuses on the development of products through clinical trials and consists of over 1,000 dedicated R&D and quality assurance employees in 21 R&D facilities. Our R&D expenses excluding impairment charges for 2016, 2015 and 2014 were $421 million, $334 million, and $246 million, respectively, and represent a substantial increase in our R&D expenditures. Currently, we have over 100 R&D projects in the pipeline and we have launched or expect to launch and/or relaunch over 50 products during 2017.

Core assets that have received a significant portion of our R&D investment are:

•
Dermatology - Brodalumab (to be marketed as Siliq™ in the U.S.) is an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. On February 15, 2017, the FDA approved the Biologics License Application ("BLA") for Siliq™ (brodalumab) injection, for subcutaneous use for the treatment of moderate-to-severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy and have failed to respond or have lost response to other systemic therapies. We expect to commence sales and marketing of Siliq™ in the U.S. in the second half of 2017. Siliq™ has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients.

•
Dermatology - IDP-118 is a fixed combination product with two different mechanisms of action for treatment of moderate-to-severe plaque psoriasis in adults which has completed two positive Phase 3 Trials. We expect to file the New Drug Application ("NDA") for this product in the second half of 2017.

•	Dermatology - IDP-122 is a psoriasis medication, for which we expect to file an NDA in the second half of 2017.

•	Gastrointestinal - A new formulation of rifaximin, which we acquired as part of the Salix Acquisition, is scheduled to begin Phase 2b/3 testing in the second half of 2017.

•
Eye Health - Luminesse™ (provisional name) (brimonidine tartrate ophthalmic solution, 0.025%) is being developed as an ocular redness reliever. On February 27, 2017, we filed the NDA for Luminesse™ with the FDA. In May 2017, we announced that the FDA had accepted the NDA for review, and set a Prescription Drug User Fee Act ("PDUFA") action date of December 27, 2017.

•
Eye Health - Latanoprostene Bunod is an intraocular pressure lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension. In September 2015, we announced that the FDA had accepted for review the NDA for this product and set a PDUFA action date of July 21, 2016. On July 22, 2016, we announced that we had received a Complete Response Letter from the FDA regarding the NDA for this product. The concerns raised by the FDA in this letter pertain to a Current Good Manufacturing Practices inspection at B&L’s manufacturing facility in Tampa, Florida where certain deficiencies were identified by the FDA. However, the letter did not identify any efficacy or safety concerns with respect to this product or additional clinical trials needed for the approval of the NDA. We refiled the NDA for this product on February 24, 2017 and we announced that the FDA has set a PDUFA date of August 24, 2017 for its decision on the NDA. We expect to launch this product in late 2017, subject to FDA approval.

•
Eye Health - Vitesse™ is a novel technology using ultrasonic energy for vitreous removal with reduced surgical trauma. On April 26, 2017, Vitesse™ received 510(k) clearance from the FDA. We expect to launch this product during the second half of 2017.

•
Dermatology - Traser™ is an energy-based platform device with significant versatility and power capabilities to address various dermatological conditions, including vascular and pigmented lesions. Product launch is currently planned for the first half of 2019.

•	Eye Health - We expect to file a Premarket Approval application with the FDA in the first half of 2017 for 7-day extended wear for our Bausch + Lomb ULTRA® monthly planned replacement contact lenses.

•
Eye Health - On April 6, 2017, we announced that our Stellaris Elite™ Vision Enhancement System received 510(k) clearance from the FDA. The Stellaris Elite™ Vision Enhancement System is our next generation phacoemulsification cataract platform which offers new innovations as well as the opportunity to add upgrades and enhancements every one to two years. Stellaris Elite™ will be the first phacoemulsification platform on the market to offer Adaptive Fluidics™, which combines precise aspiration control with predictive infusion management to create a highly responsive and controlled surgical environment for efficient cataract lens removal. Stellaris Elite™ was launched in April 2017.

•
Eye Health - Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday lenses incorporates Surface Active TechnologyTM to provide a unique dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes an evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016.

•
Eye Health - Bausch + Lomb ULTRA® for Astigmatism is a monthly planned replacement contact lens for astigmatic patients.  The Bausch + Lomb ULTRA® for Astigmatism lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Astigmatism lens integrates a unique OpticAlign™ design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient. We launched this product in March 2017.

•
Eye Health - Bausch + Lomb ULTRA® for Presbyopia is a monthly planned replacement contact lens for presbyopic patients. The Bausch + Lomb ULTRA® for Presbyopia lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Presbyopia lens integrates a unique 3 zone progressive design for near, intermediate and distance vision. We will continue to launch expanded parameters of this product throughout 2017.

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

•
Gastrointestinal - Oral Relistor® is a tablet for the treatment of OIC in adult patients with chronic non-cancer pain. In September 2015, we announced that the FDA accepted for review the NDA for Oral Relistor®, and on July 19, 2016, the FDA approved Oral Relistor® tablets. We commenced sales of Oral Relistor® tablets in the U.S. in the third quarter of 2016.

•
Eye Health - On February 21, 2017, EyeGate Pharmaceuticals, Inc. granted the Company the exclusive licensing rights to manufacture and sell its EyeGate® II Delivery System and EGP-437 combination product candidate worldwide for the treatment of post-operative pain and inflammation in ocular surgery patients. EyeGate Pharmaceuticals, Inc. will be responsible for the continued development of this product candidate in this field in the U.S. and all associated costs. The Company has the right to further develop the product in this field outside of the U.S., at its cost. This product candidate is in Phase 1b/2a trials in the U.S.

•
Eye Health - A new Ophthalmic Viscosurgical Device product, with a unique formulation to protect corneal endothelium during Phaco emulsification process during a cataract surgery and also helps chamber maintenance and lubrication during intraocular lens delivery.

•	Dermatology - IDP-121 is an acne lotion. We expect to file the NDA for this product in 2017.

•
Dermatology - Next Generation Thermage® is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics, expand clinical indication set, and improve patient outcomes. We expect to launch this product in 2017.

Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy.
Strengthening the Balance Sheet/Capital Structure - We have made measurable progress in reducing our debt level, improving our capital structure and generating additional liquidity for our operations. Using our cash flows from operations and the net cash proceeds from sales of certain non-core assets, during 2016 through the date of this filing we repaid (net of additional borrowings) over $2,700 million of long-term debt. Further, in March 2017, we accessed the credit markets and completed a series of transactions to improve our capital structure, whereby we extended the maturities of certain debt obligations originally scheduled to mature in the years 2018 through 2020 out to April 2020 and beyond. Our reduced debt levels and improved debt portfolio will translate to lower payments of principal over the next three years, which in turn should free-up cash flows to be directed toward developing our core assets and repaying additional debt amounts.
Divestitures
In order to remain focused on our business objectives, we have divested ourselves of certain businesses and assets and identified others for divestiture, which, in each case, were not aligned with our core business objectives.
In March 2017, we completed the sale of the CeraVe®, AcneFree™ and AMBI® skincare brands to a global beauty company for $1,300 million in cash (the "Skincare Sale"). Aggregate annual revenue associated with these skincare brands was less than $200 million. As the transaction represented a positive return on our original investment, we took the opportunity to monetize these non-core assets to help strengthen our balance sheet today as opposed to making capital investments into the development and marketing of these brands over an extended period of time.
In January 2017, we entered into a definitive agreement to sell our equity interests in our subsidiary, Dendreon Pharmaceuticals, Inc. ("Dendreon"), for $820 million in cash. Dendreon’s only commercialized product, Provenge®, is an autologous cellular immunotherapy (vaccine) for prostate cancer treatment approved by the FDA in April 2010.  Revenues from Provenge® were $303 million and $250 million in 2016 and 2015, respectively. Once this sale is complete, we will exit the urological oncology business which we do not believe to be core to our business objectives. This transaction represents a positive return on our original investment and is expected to close mid-2017, subject to customary closing conditions, including receipt of applicable regulatory approvals. We expect to use the proceeds from this transaction to pay advisory and legal fees associated with this transaction and the income taxes and other taxes associated with the transaction, if any. The balance of the proceeds will be used to further repay debt.
Reducing and Refinancing our Debt
Through the first quarter of 2017, we completed a series of transactions which improved our leverage, reduced our annual debt maintenance and extended the maturities of a significant portion of our debt. Through the sale of certain non-core assets, and using cash on hand we repaid $1,307 million of debt principal. In addition, by accessing the credit markets, we (i) refinanced $6,312 million which was due to mature in 2018 through 2020, (ii) extended $1,190 million of commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020 and (iii) obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities, that included the removal of the financial maintenance covenants from our term loans. As a result, the financial maintenance covenants apply only with respect to our revolving loans and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. These transactions and debt payments have had the effect of lowering our cash requirements for principal debt payments through 2020 by $6,320 million, in aggregate, providing us with additional liquidity and greater flexibility to execute our business plans.
Debt repayments - We used the proceeds from the sale of non-core assets, including the Skincare Sale, to pay-down $1,121 million of debt under our Senior Secured Credit Facilities during the three months ended March 31, 2017. In addition, we made scheduled principal payments under our Series F Tranche B Term Loan Facility of $86 million and paid down our revolving loans by $100 million during the three months ended March 31, 2017 with cash on hand.
Refinancing - On March 21, 2017, we completed a series of transactions that provided us with additional borrowings, which we used to (i) repay $4,962 million of debt, representing all outstanding amounts of our senior secured (a) Series A-3 Tranche A Term Loan Facility originally due October 2018, (b) Series A-4 Tranche A Term Loan Facility originally due April 2020, (c) Series D-2 Tranche B Term Loan Facility originally due February 2019, (d) Series C-2 Tranche B Term Loan Facility originally due December 2019 and (e) Series E-1 Tranche B Term Loan Facility originally due August 2020, (ii) repay $250 million of revolving loans and (iii) repurchase at a purchase price of 103%, $1,100 million of 6.75% senior unsecured notes due August 2018.
The sources of funds for the repayments and repurchase of the aforementioned debt obligations and the related fees and expenses were obtained through (i) a comprehensive amendment and refinancing of our Credit Agreement, which, among other matters provided for incremental term loans under our Series F Tranche B Term Loan Facility of $3,060 million maturing April 2022 (the "Series F-3 Tranche B Term Loan"), (ii) issuance of $1,250 million aggregate principal amount of 6.50% Senior Secured Notes due March 15, 2022, (iii) issuance of $2,000 million aggregate principal amount of 7.0% Senior Secured Notes due March 15, 2024 and (iv) the use of cash on hand.

The aforementioned prepayments and refinancing has had an impact on our debt portfolio. The table below summarizes our debt portfolio as of March 31, 2017 and December 31, 2016.

		As of March 31, 2017		As of December 31, 2016
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2018	$—	$—	$875	$875
Revolving Credit Facility	April 2020	525	525	—	—
Series A-3 Tranche A Term Loan Facility	October 2018	—	—	1,032	1,016
Series A-4 Tranche A Term Loan Facility	April 2020	—	—	668	658
Series D-2 Tranche B Term Loan Facility	February 2019	—	—	1,068	1,048
Series C-2 Tranche B Term Loan Facility	December 2019	—	—	823	805
Series E-1 Tranche B Term Loan Facility	August 2020	—	—	2,456	2,429
Series F Tranche B Term Loan Facility	April 2022	6,830	6,680	3,892	3,815
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,234	—	—
7.00% Secured Notes	March 2024	2,000	1,974	—	—
Senior Unsecured Notes:
6.75%	August 2018	500	498	1,600	1,593
All other Senior Unsecured Notes	March 2020 through April 2025	17,763	17,621	17,743	17,595
Other	Various	12	12	12	12
Total long-term debt		$28,880	$28,544	$30,169	$29,846
The weighted average stated interest rate of the Company's outstanding debt as of March 31, 2017 and December 31, 2016 was 6.00% and 5.75%, respectively.
The aforementioned prepayments and other changes in our debt portfolio have lowered our cash requirements for principal debt repayment over the next five years. The scheduled maturities and mandatory amortization payments of our long-term debt for the remainder of 2017, annually for the five years ending December 31, 2022 and thereafter for our debt portfolio as of March 31, 2017 compared with December 31, 2016 were as follows:

(in millions)	March 31, 2017	December 31, 2016
Remainder of 2017	$260	$—
2018	846	3,738
2019	346	2,122
2020	5,811	7,723
2021	3,521	3,215
2022	6,987	4,281
Thereafter	11,109	9,090
Gross maturities	$28,880	$30,169
Further, as announced on May 1, 2017, using the remaining net proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, we prepaid an additional $220 million of our Series F Tranche B Term Loan Facility.  This prepayment reduces the remaining mandatory amortization payments for 2017 shown above.
See Note 10, "LONG-TERM DEBT" to our unaudited Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.
We continue to evaluate other opportunities to simplify our business and strengthen our balance sheet. While we intend to focus our divestiture activities on non-core assets, consistent with our duties to our shareholders and other stakeholders, we will consider dispositions in core areas that we believe are in the best interest of the Company as well. Also, the Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt or issue additional debt securities.
Other Business Matters
In addition to the matters outlined above, the following events have affected and are expected to affect our business trends:
Walgreens Fulfillment Arrangements
At the beginning of 2016, we launched a brand fulfillment arrangement with Walgreens and extended these programs to additional participating independent retail pharmacies. Under the terms of the brand fulfillment arrangement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The program under this 20-year agreement initially covers certain of our dermatology products, including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®, and our Addyi® product line. As a result of this fulfillment arrangement, during 2016, we experienced lower average realized prices associated with these products across all distribution channels. However, we believe we have addressed most of the operational issues we initially experienced as we implemented this arrangement with Walgreens and, as a result, beginning in 2017, we have seen our average realized prices through this fulfillment arrangement stabilize.
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
For 2016, 2015 and 2014 we incurred costs of $36 million, $28 million and $9 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2016, 2015 and 2014 we also incurred costs of $128 million, $104 million and $43 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). The increase in Medicare Part D coverage gap liability is mainly due to Xifaxan®. Under the legislation which provides for a two-year moratorium on the medical device excise tax beginning January 1, 2016 as discussed above, the Company incurred medical device excise taxes for 2016, 2015 and 2014 of $0, $5 million and $6 million, respectively.
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
Competition and Loss of Exclusivity
We face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged or when the regulatory exclusivity for our products expires or is otherwise lost. Generic versions are generally priced significantly lower than branded versions, and, where available, may be required to be utilized before or in preference to the branded version under third party reimbursement programs, or substituted by pharmacies. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care.
A number of our products already face generic competition. In the U.S., these products include, among others, Ammonul®, Atralin®, Carac®, Edecrin®, Glumetza®, Nitropress®, certain strengths of Retin-A Micro®, Targetin® capsules, Tasmar®, Vanos®, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid®, Ziana® and Zovirax® ointment. In Canada, these products include, among others, Aldara®, Glumetza®, Sublinox® and Wellbutrin XL®. In addition, certain of our products face the expiration of their patent or regulatory exclusivity in 2017 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2017 or in later years. Following a loss of exclusivity of and/or generic competition for a product, we anticipate that product sales from such product would decrease significantly shortly following such loss of exclusivity or the entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant.
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
In addition, for a number of our products (including Apriso®, Carac®, Cardizem®, Moviprep®, Onexton®, Uceris®, Relistor®, and Xifaxan® in the U.S. and Wellbutrin® XL in Canada), we have commenced infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See Note 17, "LEGAL PROCEEDINGS" to our unaudited Consolidated Financial Statements for further details regarding certain infringement proceedings.
See Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017 for additional information on our competition risks.
SELECTED FINANCIAL INFORMATION

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016	Change
Revenues	$2,109	$2,372	$(263)
Operating income	$211	$66	$145
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$628	$(374)	$(1,002)
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$1.80	$(1.08)	$2.88
Diluted	$1.79	$(1.08)	$2.87
Financial Performance
Summary of the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Our revenue for the three months ended March 31, 2017 and 2016 was $2,109 million and $2,372 million, respectively, a decrease of $263 million, or 11%. The decrease was primarily driven by lower volumes in our U.S. Diversified and Branded Rx segments primarily as a result of the loss of exclusivity for a number of products and challenging market dynamics. Revenues were also negatively affected by foreign currencies, divestitures and discontinuations, and a decrease in average realized pricing. These decreases were partially offset by increased volumes in our Bausch + Lomb / International segment, mainly in Europe, the Middle East, South Africa, China and Australia. The changes in our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Our operating income for the three months ended March 31, 2017 and 2016 was $211 million and $66 million, respectively, an increase of $145 million. Our operating income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 reflects among other factors:

•
a decrease in contribution (product sales revenue less cost of goods sold, excluding amortization and impairments of intangible assets) of $224 million. The decrease is primarily driven by the decrease in product sales of our existing business (excluding the effects of foreign currencies and divestitures and discontinuances) and includes decreases in contribution from (i) lower volumes of approximately $170 million, (ii) the impact of divestitures and discontinuances of $20 million and (iii) lower average realized pricing of $9 million;

•
a decrease in Selling, general, and administrative (“SG&A”) expenses of $152 million primarily attributable to (i) higher direct to consumer advertising in 2016 as compared to 2017 and (ii) expenses in 2016 related to the termination of our former Chief Executive Officer. These decreases were partially offset by (i) higher professional fees incurred in connection with ongoing legal matters and executing on our key initiatives and (ii) higher compensation costs associated with our sales force expansion program in our GI business;

•
a decrease in R&D of $7 million which was due to the timing of costs on the projects in development and does not suggest a reduction in our R&D activity. We continue to expect our investment in R&D for the full year 2017 to exceed the full year 2016;

•
a decrease in Amortization of intangible assets of $43 million which is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets;

•	an increase in Asset impairments of $122 million associated with product lines considered non-core to our operations and which we have decided to either hold for sale or discontinue;

•	a decrease in Restructuring and integration costs of $20 million as the integration of acquisitions in 2015 and prior is substantially complete; and

•
an increase in Other (income) expense of $265 million, which includes the Gain on the Skincare Sale of $319 million partially offset by an increase in charges for legal and other matters of $75 million during the three months ended March 31, 2017.

Operating income of $211 million and $66 million includes non-cash depreciation and amortization of $674 million and $731 million and share-based compensation of $28 million and $64 million for the three months ended March 31, 2017 and 2016, respectively.

Our Loss before (recovery of) provision for income taxes for the three months ended March 31, 2017 and 2016 was $295 million and $366 million, respectively, a decrease of $71 million. The decrease is primarily attributable to (i) the increase in Operating income of $145 million discussed above and (ii) the net change in Foreign exchange and other of $35 million. These changes in Loss before (recovery of) provision for income taxes were partially offset by (i) an increase in interest expense of $47 million resulting from higher interest rates and (ii) the Loss on extinguishment of debt of $64 million during the three months ended March 31, 2017.
Net income attributable to Valeant Pharmaceuticals International, Inc. for the three months ended March 31, 2017 was $628 million as compared to net loss attributable to Valeant Pharmaceuticals International, Inc. for the three months ended March 31, 2016 of $374 million, a net change of $1,002 million. The net change is primarily attributable to (i) the change in Provision for (recovery of) income taxes and (ii) the decrease in Loss before (recovery of) provision for income taxes of $71 million described above. The recovery for income taxes was $924 million for the three months ended March 31, 2017 as compared to the provision for income taxes of $7 million for the three months ended March 31, 2016. The recovery for income taxes includes $889 million of net income tax benefits associated with discrete items occurring during the three months ended March 31, 2017. Refer to Note 15, "INCOME TAXES" to our unaudited Consolidated Financial Statements for further details.
RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change
(in millions)	Amount	Amount	Amount	Pct.
Revenues
Product sales	$2,076	$2,336	$(260)	(11)%
Other revenues	33	36	(3)	(8)%
	2,109	2,372	(263)	(11)%
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	584	620	(36)	(6)%
Cost of other revenues	12	10	2	20%
Selling, general and administrative	661	813	(152)	(19)%
Research and development	96	103	(7)	(7)%
Amortization of intangible assets	635	678	(43)	(6)%
Asset impairments	138	16	122	763%
Restructuring, integration and other costs	18	38	(20)	(53)%
Acquired in-process research and development costs	4	1	3	300%
Acquisition-related contingent consideration	(10)	2	(12)	(600)%
Other (income) expense	(240)	25	(265)	-
	1,898	2,306	(408)	(18)%
Operating income	211	66	145	220%
Interest income	3	1	2	200%
Interest expense	(474)	(427)	(47)	11%
Loss on extinguishment of debt	(64)	—	(64)	-
Foreign exchange and other	29	(6)	35	(583)%
Loss before (recovery of) provision for income taxes	(295)	(366)	71	(19)%
(Recovery of) provision for income taxes	(924)	7	(931)	-
Net income (loss)	629	(373)	1,002	(269)%
Less: Net income attributable to noncontrolling interest	1	1	—	—%
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$628	$(374)	$1,002	(268)%
Revenues
Our primary sources of revenues are the sale of pharmaceutical products, OTC products, and medical devices. Our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".

Our revenue was $2,109 million and $2,372 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $263 million, or 11%. The decrease was primarily driven by (i) the decline in product sales from our existing business (excluding foreign currency and divestitures and discontinuations) of $191 million, (ii) the unfavorable impact of foreign currencies of $41 million which is most notably attributable to the Egyptian pound, (iii) the impact of divestitures and discontinuations of $28 million and (iv) a decline in other revenues (excluding the impact of foreign currencies) of $3 million.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrent with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers.  Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. Such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. Net product sales on these credits are recognized on the date that the wholesaler is notified of the price increase. Provision balances relating to amounts payable to direct customers are netted against trade receivables, and balances relating to indirect customers are included in accrued liabilities.  Provisions recorded to reduce gross product sales to net product sales and revenues for three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,586	100%	$3,936	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	203	6%	176	4%
Returns	108	3%	129	3%
Rebates	611	17%	593	15%
Chargebacks	512	14%	592	15%
Distribution fees	76	2%	110	3%
Total provisions	1,510	42%	1,600	41%
Net product sales	2,076	58%	2,336	59%
Other revenues	33		36
Revenues	$2,109		$2,372
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 41% for the three months ended March 31, 2017 and 2016, respectively, an increase of 1 percentage point. The increase was primarily driven by:

•
an increase in the provisions for discounts and allowances, resulting from a greater portion of our total product sales coming from our generic products, which typically have higher discounts and allowances;

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

•
a decrease in the provisions for chargebacks as a result of (i) decreased utilization by the U.S. government of certain products such as Minocin®, Ativan®, and Mysoline and (ii) better contract pricing as a result of the Company's pricing discipline. During much of 2016, the Company was subject to higher chargeback rates as a result of its 2015 pricing strategies. As a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, the previous chargeback rates are no longer effective during 2017; and

•
a decrease in distribution service fees primarily due to higher offsetting price appreciation credits, which credits offset against the total distribution service fees we pay on all of our products to each wholesaler. Price appreciation credits during the three months ended March 31, 2017 were $10 million as compared to $3 million during the three months ended March 31, 2016.
Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold primarily includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or market adjustments to inventories. Cost of goods sold excludes the amortization and impairments of intangible assets.
Cost of goods sold was $584 million and $620 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $36 million, or 6%. The decrease was primarily driven by:

•	costs attributable to the net decrease in sales volumes from existing businesses;

•	the favorable impact of foreign currencies of $20 million;

•	lower amortization of acquisition accounting adjustments related to inventories of $28 million; and

•	the decrease attributable to the impact of divestitures and discontinuations of $8 million.
Cost of goods sold as a percentage of product sales revenue was 28% and 27% for the three months ended March 31, 2017 and 2016, respectively, an increase of 1 percentage point. The increase was primarily driven by an unfavorable change in our product mix. In 2017, a greater percentage of our revenue is attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than the balance of the Company's products portfolio. These increases in costs of goods sold as a percentage of product sales revenue were partially offset by acquisition accounting adjustments related to inventories expensed in 2016 of $28 million (or 1% of 2016 product revenues). Our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources, and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs.
SG&A expenses were $661 million and $813 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $152 million, or 19%. The decrease was primarily driven by:

•
a net decrease in advertising and promotional expenses of $108 million, primarily driven by decreases in (i) advertising as direct to consumer advertising in support of our Jublia®, Xifaxan® and other branded products was higher in 2016 as compared to 2017 and (ii) expenses with businesses sold;

•
termination benefits associated with our former Chief Executive Officer of $37 million recognized during the three months ended March 31, 2016 consisting of (i) the pro-rata vesting of performance-based restricted stock units ("RSUs") (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (ii) a cash severance payment and (iii) a pro-rata annual cash bonus; and

•	the favorable impact of foreign currencies of $9 million.

These factors were partially offset by:

•
an increase in professional fees of $27 million incurred in connection with (i) legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices, (ii) the execution on our key initiatives and (iii) other ongoing corporate and business matters; and

•	incremental expenses associated with our sales force expansion program in our GI business unit of $13 million.
Research and Development Expenses
Expenses related to R&D programs include: employee compensation costs; overhead and occupancy costs; depreciation of research and development facilities and equipment; clinical trial costs; clinical manufacturing and scale-up costs; and other third party development costs.

R&D expenses were $96 million and $103 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $7 million, or 7%. The decrease was due to the timing of costs on the projects in development and does not suggest a reduction in our R&D activity. We continue to expect our investment in R&D for the full year 2017 to exceed the full year 2016.
The decrease was primarily driven by lower costs associated with projects at the end or near the end of their development cycles. A significant portion of our 2016 R&D expense was dedicated to the dermatology business and included expenses for (i) testing and attaining regulatory approval for Siliq™ (brodalumab), which on February 15, 2017 received FDA approval, (ii) the development and testing of our IDP-118 (a treatment of moderate-to-severe plaque psoriasis), which is at the end of its development cycle and (iii) IDP-124 (a psoriasis medication), which, due to timing, had a lower spend during the three months ended March 31, 2017. We expect to file an NDA for IDP-118 later this year and expect IDP-124 to incur significant R&D costs in the second half of 2017.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" for the scheduled annual amortization of our intangible assets.
Amortization of intangible assets was $635 million and $678 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $43 million, or 6%. The decrease in amortization is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets.
Asset Impairments
Asset impairments were $138 million and $16 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $122 million. We continue to critically evaluate our businesses and product portfolios and as a result identified assets that are not aligned with our core objectives. Asset impairments for the three months ended March 31, 2017 includes (i) impairments of $96 million to assets we classified as held for sale during the period as they are not aligned with the focus of our core business and (ii) impairments of $36 million to certain product/patent assets associated with the discontinuance of a specific product line not aligned with the focus of our core business.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we will closely monitor the performance of our product portfolio, in particular, our Addyi® product, acquired as part of our acquisition of Sprout Pharmaceuticals, Inc. ("Sprout") (the "Sprout Acquisition") and launched in October 2015. As of March 31, 2017, the carrying value of the Addyi® intangible assets were $858 million and contingent consideration associated with the Addyi® business was $435 million. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring and Integration Costs
Restructuring and integration costs were $18 million and $38 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $20 million. We have substantially completed the integration of the businesses acquired prior to 2016. As we begin 2017, the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
Refer to Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited Consolidated Financial Statements for further details regarding these actions.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration, primarily consists of potential milestone payments and royalty obligations associated with businesses and assets we acquired in the past. These obligations are recorded in the consolidated balance sheet at their estimated fair values at the acquisition date, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Acquisition-related contingent consideration was a net gain of $10 million for the three months ended March 31, 2017 and included net fair value adjustments of $29 million offset by accretion for the time value of money of $19 million. Acquisition-

related contingent consideration was a net expense of $2 million for the three months ended March 31, 2016, and included accretion for the time value of money of $25 million offset by net fair value adjustments of $23 million.
Other (Income) Expense
Other (income) expense for the three months ended March 31, 2017 and 2016 consists of the following:

	Three Months Ended March 31,
(in millions)	2017	2016
Gain on the Skincare Sale	$(319)	$—
Loss on other sales of assets	2	2
Deconsolidation of Philidor	—	19
Litigation and other matters	76	2
Other, net	1	2
Other (income) expense	$(240)	$25
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due on indebtedness under our credit facilities and notes and the amortization of deferred financing costs and debt discounts. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance existing debt.
Interest expense was $474 million and $427 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $47 million, or 11%. The increase is primarily driven by (i) increases in the applicable interest rates as a result of amendments to our credit agreements of $38 million, (ii) an increase in LIBO rates of $14 million and (iii) non-cash amortization of debt discounts and debt issuance costs of $23 million. These increases were partially offset by a decrease in interest expense of $31 million from reduced debt levels as a result of principal repayments in 2017 and 2016.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $64 million for the three months ended March 31, 2017. In March 2017, the Company completed a series of transactions which allowed us to refinance a portion of our debt arrangements. Under U.S. GAAP, the Company was required to account for a portion of these transactions as an extinguishment of debt. A loss representing the difference between the amounts paid to settle the extinguished debt and the extinguished debt's carrying value (the debt's stated principal net of unamortized debt discount and debt issuance costs) was recognized. See Note 10, "LONG-TERM DEBT" to our unaudited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a net gain for the three months ended March 31, 2017 of $29 million. Foreign exchange and other was a net expense of $6 million for the three months ended March 31, 2016. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Recovery of income taxes was $924 million for the three months ended March 31, 2017 as compared to the Provision for income taxes of $7 million for the three months ended March 31, 2016, a decrease to income taxes of $931 million.
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against our ordinary income. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of our annual effective income tax rate requires the use of management forecasts and other estimates, a projection of jurisdictional taxable income and losses, application of statutory income tax rates, and an evaluation of valuation allowances. Our estimated annual effective income tax rate may be revised, if necessary, in each interim period during the fiscal year.
Our effective income tax rate for the three months ended March 31, 2017 differs from the statutory Canadian income tax rate primarily due to (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of (a) the establishment of a $1,543 million deferred tax asset on the outside basis difference of our U.S. consolidated group expected to be realized from internal restructuring transactions, (b) a $635 million tax charge for the impact of internal restructuring transactions, (c) a $76 million tax charge for our divestitures during the three months ended March 31, 2017 and (d) a tax benefit relating to the accrual for litigation matters.
Reportable Segment Revenues and Profits
During the third quarter of 2016, our Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in and reorganizations to the Company’s business structure, including changes to its operating and reportable segments, which necessitated a realignment of the Company’s historical segment structure. Pursuant to this change, which was effective in the third quarter of 2016, we have three operating and reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. Further, effective for the first quarter of 2017, revenues and profits from the Company's operations in Canada, included in the Branded Rx segment in prior periods, are included in the Bausch + Lomb/International segment. Prior period presentations of segment revenues and segment profits have been recast to conform to the current segment reporting structure.
The following is a brief description of our segments:

•
The Bausch + Lomb/International segment consists of (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) sales in Canada, Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products.

•
The Branded Rx segment consists of sales in the U.S. of (i) Salix products, (ii) dermatological products, (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products and medical device products and (iv) oncology, dentistry and women’s health products.

•
The U.S. Diversified Products segment consists of sales in the U.S. of (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) generic products.

Segment profit is based on operating income after the elimination of intercompany transactions (including transactions with any consolidated variable interest entities). Certain costs, such as amortization and impairments of finite-lived intangible assets, goodwill impairment, certain R&D expenses not specific to our active portfolio, acquired in-process research and development impairments and other charges, restructuring, integration and acquisition-related costs, and other (income) expense, are not included in the measure of segment profit, as management excludes these items in assessing financial performance. In addition, a portion of share-based compensation, representing the difference between actual and budgeted expense, is not allocated to segments. See Note 18, "SEGMENT INFORMATION" to our unaudited Consolidated Financial Statements for a reconciliation of segment profit to net (loss) income.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the three months ended March 31, 2017 and 2016. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,150	54%	$1,146	48%	$4	—%
Branded Rx	604	29%	665	28%	(61)	(9)%
U.S. Diversified Products	355	17%	561	24%	(206)	(37)%
Total revenues	$2,109	100%	$2,372	100%	$(263)	(11)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$333	29%	$309	27%	$24	8%
Branded Rx	326	54%	257	39%	69	27%
U.S. Diversified Products	264	74%	464	83%	(200)	(43)%
Total segment profits	$923	44%	$1,030	43%	$(107)	(10)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $1,150 million and $1,146 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $4 million, or less than 1%. The increase was primarily driven by:

•
net increase in product sales volume from our existing business (excluding foreign currency and divestitures and discontinuations) of $49 million. The increase in volume was primarily driven by increases in our international volumes, particularly in Europe, the Middle East, South Africa, China and Australia, of $59 million, partially offset by declines in U.S. Bausch + Lomb volumes of $10 million. In 2016, we took steps to de-stock wholesaler inventories in Europe, particularly in Poland and Russia, to bring wholesaler inventories in this region in line with our target inventory levels.  This in turn, had a negative effect on our volumes in this region throughout 2016.  As of March 31, 2016, wholesaler inventory levels in Poland and Russia were 3.6 months and 2.8 months, respectively.  As of March 31, 2017, wholesaler inventory levels in Poland and Russia were 1.5 months and 2.5 months, respectively.  We expect to maintain wholesaler inventories at or near these levels; and

•
net increase from our existing business due to the increase in average realized pricing of $16 million, primarily related to product sales in the Middle East, Latin America and in our ophthalmology business in the U.S. The increases in average realized pricing were partially offset by lower average realized pricing related to our Bausch + Lomb surgical and vision care products in the U.S.

These factors were partially offset by:

•
the unfavorable impact of foreign currencies of $41 million, primarily due to the strengthening of the U.S. dollar against certain currencies, most notably the Egyptian pound. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to revenue generated from the Amoun business we acquired in October 2015, which represented approximately 2% of our 2016 total revenues or approximately 5% of 2016 revenues from our Bausch + Lomb/International segment. Further strengthening of the U.S. dollar and/or the devaluation of other countries' currencies could have a negative impact on our reported international revenue. Revenue outside the U.S. and Puerto Rico was approximately 35% of our total 2016 revenues; and

•	the impact from divestitures and discontinuations of $21 million.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended March 31, 2017 and 2016 was $333 million and $309 million, respectively, an increase of $24 million, or 8%. The increase was primarily driven by:

•	an increase in product sales revenue as a result of the increases in volume and average realized pricing as discussed above; and

•
a decrease in operating expenses (excluding amortization and impairments of intangible assets) of $17 million primarily of advertising and promotion expenses, including advertising and promotion expenses eliminated as a result of the Skincare Sale.

These factors were partially offset by:

•	the decrease in contribution from the impact of divestitures and discontinuations of $14 million; and

•	the unfavorable impact of foreign currencies on the existing business due to the strengthening of the U.S. dollar against certain currencies of $10 million, most notably the Egyptian pound.
Branded Rx Segment:
Branded Rx Segment Revenue
The Branded Rx segment has a diversified product line which includes Xifaxan® and Provenge®. Xifaxan® accounted for 31% and 32% of the Branded Rx segment product sales and 9% and 9% of the Company's product sales for the three months ended March 31, 2017 and 2016, respectively. Provenge® accounted for 14% and 11% of the Branded Rx segment product sales and 4% and 3% of the Company's product sales for the three months ended March 31, 2017 and 2016, respectively. No other single product group represents 10% or more of the Branded Rx segment product sales. The Branded Rx segment revenue for the three months ended March 31, 2017 and 2016 was $604 million and $665 million, respectively, a decrease of $61 million, or 9%. The decrease was primarily seen in the dermatology and Salix product lines and was primarily driven by:

•
a decrease in volume from our existing business of $74 million primarily driven by (i) lower demand within the Salix business, most notably with our Xifaxan®, Uceris®, Relistor®, Apriso® and Cycloset® products, attributable to (a) competition and (b) the increase in high deductible medical plans, (ii) the dermatology business, most notably with our Jublia® product which continues to experience lower volumes since the change in our fulfillment model and (iii) generic competition as certain products lost exclusivity such as our Zegerid® product in our Salix business unit and our Ziana®, Carac® and Targretin® products in our dermatology business unit; and

•	the decrease from the impact of divestitures and discontinuations of $7 million.
These factors were partially offset by the increase in pricing of $22 million primarily driven by (i) increased wholesale selling prices, (ii) lower chargeback rates within the Salix business in 2017 when compared to 2016 and (iii) lower customer subsidies and accommodations within the dermatology business. As discussed above in "Cash Discounts and Allowances, Chargebacks and Distribution Fees ," as a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, chargeback rates within the Salix business unit are lower in 2017 when compared to 2016. These increases resulted in an increase in average realized pricing and were partially offset by higher managed care rebates particularly in the dermatology business and to a lesser extent the Salix business.
Branded Rx Segment Profit
The Branded Rx segment profit for the three months ended March 31, 2017 and 2016 was $326 million and $257 million, respectively, an increase of $69 million, or 27%. The increase was primarily driven by:

•	acquisition accounting adjustments related to inventories expensed in 2016 of $24 million; and

•	a decrease in operating expenses of $102 million primarily related to lower advertising and promotional expenses.
These factors were partially offset by:

•	a decrease in contribution from our existing business as a result of lower volumes partially offset by higher average realized pricing; and

•	a decrease in contribution from the impact of divestitures and discontinuations of $6 million.

U.S. Diversified Products Segment:
U.S. Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenues by product and product revenues as a percentage of segment revenue for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$49	14%	$67	12%	$(18)	(27)%
Isuprel®	38	11%	66	12%	(28)	(42)%
Xenazine US®	29	8%	47	8%	(18)	(38)%
Syprine®	20	6%	23	4%	(3)	(13)%
Cuprimine®	20	6%	27	5%	(7)	(26)%
Mephyton®	17	5%	16	3%	1	6%
Ativan®	17	5%	12	2%	5	42%
Migranal AG®	12	3%	9	2%	3	33%
Glumetza AG®	11	3%	—	—%	11	-
Virazole®	9	3%	20	4%	(11)	(55)%
Other product revenues	129	35%	269	47%	(140)	(52)%
Other revenues	4	1%	5	1%	(1)	(20)%
Total U.S. Diversified revenues	$355	100%	$561	100%	$(206)	(37)%
The U.S. Diversified segment revenue for the three months ended March 31, 2017 and 2016 was $355 million and $561 million, respectively, a decrease of $206 million, or 37%. The decrease was primarily driven by the decrease in volume of $157 million and the decrease in average realized prices of $47 million. The decrease in volume is primarily driven by generic competition to certain products such as Nitropress®, Xenazine®, Wellbutrin® and Virazole® in our neurology business unit. The decrease in average realized prices is primarily attributable to our neurology products and is the result of higher group purchasing organization chargebacks particularly related to Nitropress® and Isuprel®.
U.S. Diversified Products Segment Profit
The U.S. Diversified segment profit for three months ended March 31, 2017 and 2016 was $264 million and $464 million, respectively, a decrease of $200 million, or 43%. The decrease was primarily driven by the decrease in contribution from our existing business as a result of lower volumes and average realized pricing.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
	2017	2016	Change
(in millions)	Amount	Amount	Amount	Pct.
Net income (loss)	$629	$(373)	$1,002	(269)%
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(267)	879	(1,146)	(130)%
Changes in operating assets and liabilities	592	51	541	1,061%
Net cash provided by operating activities	954	557	397	71%
Net cash provided by (used in) investing activities	1,148	(112)	1,260	(1,125)%
Net cash (used in) provided by financing activities	(1,442)	260	(1,702)	(655)%
Effect of exchange rate on cash and cash equivalents	8	8	—	—%
Net increase in cash and cash equivalents	668	713	(45)	(6)%
Cash and cash equivalents, beginning of period	542	597	(55)	(9)%
Cash and cash equivalents, end of period	$1,210	$1,310	$(100)	(8)%

Operating Activities
Net cash provided by operating activities was $954 million and $557 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $397 million, or 71%. The increase is primarily attributable to changes in our operating assets and liabilities partially offset by changes in our operating results discussed above.
For the three months ended March 31, 2017 and 2016 changes in our operating assets and liabilities resulted in a net increase in cash and cash equivalents of $592 million and $51 million, respectively. For the three months ended March 31, 2017 the change in our operating assets and liabilities was primarily driven by the collection of trade receivables, primarily attributable to our fulfillment agreement with Walgreens, and the impact of the timing of payments and receipts in the ordinary course of business. For the three months ended March 31, 2016 the change in our operating assets and liabilities was primarily driven by the reduction in prepaid expenses and other current assets and was partially offset by increases in our inventories and the impact of the timing of payments and receipts in the ordinary course of business.
Investing Activities
Net cash provided by investing activities was $1,148 million for the three months ended March 31, 2017 and includes the net proceeds from sales of non-core assets of $1,317 million, which includes the Skincare Sale. See Note 4, "DIVESTITURES" to our unaudited Consolidated Financial Statements for further details. Net cash used in investing activities was $112 million for the three months ended March 31, 2016 and included a reduction in cash due to the deconsolidation of a former subsidiary of $30 million and payments for businesses previously acquired of $19 million. Other uses of cash by investing activities for the three months ended March 31, 2017 and 2016 included payments for purchases of property, plant and equipment of $38 million and $62 million, respectively, and acquisitions of intangible assets and other assets previously acquired of $131 million and $7 million, respectively.
Financing Activities
Net cash used in financing activities was $1,442 million for the three months ended March 31, 2017 and was primarily driven by the net reduction in our debt portfolio. Net cash used in financing activities includes (i) prepayments of term loans under our Senior Secured Credit Facilities of $6,083 million, (ii) prepayments of principal amounts due under our 6.75% Senior Notes due 2018 of $1,100 million, (iii) repayments of amounts borrowed on our revolving credit facility of $350 million, (iv) scheduled debt repayments of $86 million and (v) payments for costs associated with the refinancing of certain debt on March 21, 2017 of $38 million. These payments were funded with the net proceeds from the sales of non-core assets, including the Skincare Sale, cash on hand and $6,234 million of net proceeds from the issuance of long-term debt, which included (i) $3,022 million from incremental Series F-3 Tranche B Term Loan of $3,060 million obtained in the March 21, 2017 refinancing, (ii) $1,976 million from the issuance of $2,000 million of 7.0% Senior Secured Notes due 2024 and (iii) $1,236 million from the issuance of $1,250 million of 6.5% Senior Secured Notes due 2022. Net cash provided by financing activities was $260 million for the three months ended March 31, 2016 and included net borrowings on our revolving credit facility of approximately $1,200 partially offset (i) by payment of deferred consideration of $500 million in connection with the Sprout Acquisition, (ii) scheduled payments of term loans under our Senior Secured Credit Facilities of $406 million and (iii) payments of contingent considerations associated with acquisitions in 2015 and prior of $26 million.
See Note 10, "LONG-TERM DEBT" to our unaudited Consolidated Financial Statements for additional information regarding the financing activities described above.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
In January 2017 we entered into a definitive agreement to sell our equity interests in our subsidiary, Dendreon, for approximately $820 million in cash. This transaction is expected to close mid-2017, subject to customary closing conditions, including receipt of applicable regulatory approvals. We expect to use the proceeds from this transaction to pay advisory and legal fees associated with this transaction and related income taxes and other taxes associated with the transaction, if any. We expect to use the balance of the proceeds from this transaction and other divestitures of assets, if any, to repay principal amounts of our Series F Tranche B Term Loan Facility.

The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2017 through 2019.
Long-term Debt
Long-term debt, net of unamortized discounts and finance costs was $28,544 million and $29,846 million as of March 31, 2017 and December 31, 2016, respectively. Aggregate contractual principal amounts due under our debt obligations were $28,880 million and $30,169 million as of March 31, 2017 and December 31, 2016, respectively, a decrease of $1,289 million during the three months ended March 31, 2017.
In the first three months of 2017, we completed a series of transactions which improved our leverage, reduced our annual debt maintenance and extended the maturities of a significant portion of our debt. Through the sale of certain non-core assets, and using cash on hand we repaid $1,307 million of debt principal. In addition, by accessing the credit markets we (i) refinanced $6,312 million which was due to mature in 2018 through 2020, (ii) extended $1,190 million of commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020 and (iii) obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities, that included removing the financial maintenance covenants from our term loans. As a result, the financial maintenance covenants apply only with respect to our revolving loans and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. These transactions and debt payments have had the effect of lowering our cash requirements for principal debt payments through 2020 by $6,320 million, in aggregate, providing us with additional liquidity and greater flexibility to execute our business plans.
Debt repayments - We used the proceeds from the sale of non-core assets, including the Skincare Sale, to pay-down $1,121 million of debt under our Senior Secured Credit Facilities during the three months ended March 31, 2017. In addition, we made scheduled principal payments under our Series F Tranche B Term Loan Facility of $86 million and paid down our Revolving Credit Facility by $100 million during the three months ended March 31, 2017 with cash on hand.
Refinancing - On March 21, 2017, we completed a series of transactions which provided us with additional borrowings which we used to (i) repay $4,962 million of debt, representing all outstanding amounts of our senior secured (a) Series A-3 Tranche A Term Loan Facility originally due October 2018, (b) Series A-4 Tranche A Term Loan Facility originally due April 2020, (c) Series D-2 Tranche B Term Loan Facility originally due February 2019, (d) Series C-2 Tranche B Term Loan Facility originally due December 2019 and (e) Series E-1 Tranche B Term Loan Facility originally due August 2020 (collectively the "Refinanced Debt"), (ii) repay $250 million of amounts outstanding under our revolving credit facility and (iii) repurchased, at a purchase price of 103%, $1,100 million of the 6.75% Senior Notes due August 2018 (the "August 2018 Senior Unsecured Notes").
The sources of funds for the repayments and repurchase of the aforementioned debt obligations and the related fees and expenses were obtained through (i) a comprehensive amendment and refinancing of our Credit Agreement, which among other matters provided for incremental term loans under our Series F-3 Tranche B Term Loan of $3,060 million maturing April 2022, (ii) issuance of $1,250 million aggregate principal amount of 6.50% Senior Secured Notes due March 15, 2022, (iii) issuance of $2,000 million aggregate principal amount of 7.0% Senior Secured Notes due March 15, 2024 (together, the "Senior Secured Notes") and (iv) cash on hand.

The prepayments and other changes in our debt portfolio have lowered our cash requirements for principal debt repayment over the next five years. The scheduled maturities and mandatory amortization payments of our long-term debt for the remainder of 2017, for each year through 2022 and thereafter for our debt portfolio as of March 31, 2017 compared to December 31, 2016 were as follows:

(in millions)	March 31, 2017	December 31, 2016
Remainder of 2017	$260	$—
2018	846	3,738
2019	346	2,122
2020	5,811	7,723
2021	3,521	3,215
2022	6,987	4,281
Thereafter	11,109	9,090
Gross maturities	$28,880	$30,169
As announced on May 1, 2017, using the remaining net proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, the Company prepaid an additional $220 million of its Series F Tranche B Term Loan Facility. This prepayment reduces the remaining mandatory amortization payments for 2017 shown above.
The weighted average stated rate of interest of the Company's outstanding debt as of March 31, 2017 and December 31, 2016 was 6.00% and 5.75%, respectively.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit and Guaranty Agreement (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of March 31, 2017, the Credit Agreement provided for (i) a $1,500 million revolving credit facility through April 20, 2018 and thereafter $1,190 million revolving credit facility through April 2020, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the “Revolving Credit Facility”) and (ii) a Series F Tranche B Term Loan Facility which matures April 2022.
On March 21, 2017, the Company entered into Amendment No. 14 to the Credit Agreement (“Amendment No. 14”) which (i) provided additional financing from the incremental Series F-3 Tranche B Term Loan under the Series F Tranche B Term Loan Facility of $3,060 million, (ii) amended the financial covenants contained in the Credit Agreement, (iii) increased the amortization rate for the Series F Tranche B Term Loan Facility from 0.25% per quarter (1% per annum) to 1.25% per quarter (5% per annum), with quarterly payments starting March 31, 2017, (iv) amended certain financial definitions, including the definition of Consolidated Adjusted EBITDA and (v) provided additional ability for the Company to, among other things, incur indebtedness and liens, consummate acquisitions and make other investments, including relaxing certain limitations imposed by prior amendments. The proceeds from the additional financing, combined with the proceeds from the issuance of the Senior Secured Notes described below and cash on hand were used to (i) repay all outstanding balances of the Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Senior Unsecured Notes, (iii) repay $350 million of amounts outstanding under our Revolving Credit Facility and (iv) pay related fees and expenses (collectively, the “March 2017 Refinancing Transactions”).
Amendments to the covenants included (i) removing the financial maintenance covenants with respect to the Series F Tranche B Term Loan Facility, (ii) reducing the interest coverage ratio maintenance covenant to 1.50:1.00 with respect to the Revolving Credit Facility through the quarter ending March 31, 2019 (stepping up to 1.75:1.00 thereafter) and (iii) increasing the secured leverage ratio maintenance covenant to 3.00:1.00 with respect to the Revolving Credit Facility through the quarter ending March 31, 2019 (stepping down to 2.75:1.00 thereafter). These financial maintenance covenants will apply only with respect to the Revolving Credit Facility and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. Details regarding the financial maintenance covenants in our Senior Secured Credit Facilities can be found in our Credit Agreement and amendments thereto, which are incorporated by reference as exhibits to this Form 10-Q.
Modifications to Consolidated Adjusted EBITDA from Amendment No. 14 included, among other things: (i) modifications to permit the Company to add back extraordinary, unusual or non-recurring expenses or charges (including certain costs of, and payments of, litigation expenses, actual or prospective legal settlements, fines, judgments or orders, subject to a cap of $500 million in any twelve month period, of which no more than $250 million may pertain to any costs, payments, expenses, settlements, fines, judgments or orders, in each case, arising out of any actual or potential claim, investigation, litigation or other proceeding that the Company did not publicly disclosed on or prior to the effectiveness of the March 2017 amendment, and subject to other customary limitations) and (ii) modifications to allow the Company to add back expenses, charges or losses actually reimbursed or for which the Company reasonably expects to be reimbursed by third parties within 365 days, subject to customary limitations.
On March 28, 2017, the Company entered into Amendment No. 15 to the Credit Agreement (“Amendment No. 15”) which provides for the extension of the maturity date of $1,190 million of revolving credit commitments under the Revolving Credit Facility from April 20, 2018 to the earlier of (i) April 20, 2020 and (ii) the date that is 91 calendar days prior to the scheduled maturity of any series or tranche of term loans under the Credit Agreement, certain Senior Secured Notes or Senior Unsecured Notes and any other indebtedness for borrowed money in excess of $750 million. Unless otherwise terminated prior thereto, the remaining $310 million of revolving credit commitments under the Revolving Credit Facility will continue to mature on April 20, 2018.
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at our option from time to time, either (i) a base rate determined by reference to the higher of (a) the prime rate (as defined in the Credit Agreement) and (b) the federal funds effective rate plus 1/2 of 1% or (ii) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. These applicable margins will become subject to increase or decrease quarterly based on secured leverage ratios beginning with the fiscal quarter ending June 30, 2017.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.75% with respect to base rate borrowings and 3.75% with respect to LIBO rate borrowings.  As of March 31, 2017, the stated rate of interest on the Revolving Credit Facility was 4.74% per annum. In addition, we are required to pay commitment fees of 0.50% per annum in respect to the unutilized commitments, letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings, customary fronting fees for the issuance of letters of credit and agency fees. As of March 31, 2017, we had $525 million of outstanding borrowings, $51 million of issued and outstanding letters of credit, and remaining availability of $924 million under our Revolving Credit Facility.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 3.75% with respect to base rate borrowings and 4.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of March 31, 2017, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 5.57% per annum.
Senior Secured Notes
In connection with the March 2017 Refinancing Transactions, the Company issued $1,250 million aggregate principal amount of 6.50% senior secured notes due March 15, 2022 (the “March 2022 Senior Secured Notes”) and $2,000 million aggregate principal amount of 7.00% senior secured notes due March 15, 2024 (the “March 2024 Senior Secured Notes” and, together with the March 2022 Notes, the "Senior Secured Notes"), in a private placement, the proceeds of which when combined with the proceeds from the Series F-3 Tranche B Term Loan and cash on hand were used to (i) repay the Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Senior Unsecured Notes, (iii) repay $350 million of amounts outstanding under our Revolving Credit Facility and (iv) pay related fees and expenses. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
The Senior Secured Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. We are not obligated under any registration rights agreement or other obligation to register the Senior Secured Notes for resale or to exchange the notes for notes registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.
The Senior Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Credit Agreement under the terms of the indenture governing the Senior Secured Notes.
The Senior Secured Notes and the guarantees related thereto rank equally in right of payment with all of the Company’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and Note Guarantors’ respective future subordinated indebtedness. The notes and the guarantees are effectively pari passu with the Company’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the notes and effectively senior to the Company’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, including the existing Senior Unsecured Notes, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the notes are structurally subordinated to (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the notes and (ii) any of the Company’s debt that is secured by assets that are not collateral.
The March 2022 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2019, at the redemption prices set forth in the indenture. The Company may redeem some or all of the March 2022 Notes prior to March 15, 2019 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to March 15, 2019, the Company may redeem up to 40% of the aggregate principal amount of the March 2022 Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
The March 2024 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2020, at the redemption prices set forth in the indenture. The Company may redeem some or all of the March 2024 Notes prior to March 15, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to March 15, 2020, the Company may redeem up to 40% of the aggregate principal amount of the March 2024 Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
Upon the occurrence of a change of control (as defined in the indentures governing the Senior Secured Notes), unless the Company has exercised its right to redeem all of the notes of a series as described above, holders of the Senior Secured Notes may require the Company to repurchase such holder’s notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary, Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and Valeant, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $3,069 million and total liabilities of $711 million as of March 31, 2017, and revenues of $357 million and operating income of $8 million for the three months ended March 31, 2017.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
On March 21, 2017, using a portion of the proceeds obtained from newly issued Senior Secured Notes, the Company completed a tender offer and acquired $1,100 million in aggregate principal amount of 6.75% senior unsecured notes due August 2018 Senior Secured Notes for total consideration of $1,132 million plus accrued and unpaid interest through March 20, 2017.
Covenant Compliance
Any inability to comply with the financial maintenance and other covenants under the terms of our Credit Agreement, Senior Secured Notes indentures or Senior Unsecured Notes indentures could lead to a default or an event of default for which we may need to seek relief from our lenders and noteholders in order to waive the associated default or event of default and avoid a potential acceleration of the related indebtedness or cross-default or cross-acceleration to other debt. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise and we may be required to incur significant additional costs. In addition, the lenders under our Credit Agreement, holders of our Senior Secured Notes and holders of our Senior Unsecured Notes may impose additional operating and financial restrictions on us as a condition to granting any such waiver.
As outlined above, during the three months ended March 31, 2017, the Company completed several actions which included using the proceeds from divestitures and cash flows from operations to repay debt, amending financial maintenance covenants, extending a significant portion of the Revolving Credit Facility, and refinancing debt with near term maturities. These actions, have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenants. As of March 31, 2017, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this quarterly report on Form 10-Q and the amendments executed, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.

The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenants and take other actions to reduce its debt levels to align with the Company’s long term strategy. The Company may consider taking other actions, including divesting other businesses and refinancing debt as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants and meet its debt service obligations.
Credit Ratings
As of May 9, 2017, the credit and outlook ratings from Moody's and Standard & Poor's for certain of our outstanding obligations are as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Senior Unsecured Rating	Outlook
Moody’s	B3	Ba3	Caa1	Negative
Standard & Poor’s	B	BB-	B-	Stable
Any downgrade in our corporate credit ratings or other credit ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
Future Cash Requirements
A substantial portion of our cash requirements for the remainder of 2017 are for debt service. Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, litigation settlements and benefit obligations. In addition, we may use cash to make strategic acquisitions, although we have made minimal acquisitions since 2015 and expect the volume and size of acquisitions to be low for the foreseeable future.
In addition to our working capital requirements, we expect our primary cash requirements for the remainder of 2017 to be as follows:

•
Debt service—We expect to make contractual debt service payments of principal and interest of $1,594 million during the remainder of 2017, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of repayments we have made or may make under our Revolving Credit Facility. In the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs.

•
Capital expenditures—We expect to make payments of $200 million to $220 million for property, plant and equipment during the remainder of 2017, of which there is $60 million in committed amounts as of March 31, 2017.

•	Contingent consideration payments—We expect to make contingent consideration payments of $47 million during the remainder of 2017 for businesses we acquired in 2015 and prior.

•
Restructuring and integration payments—We expect to make payments of $22 million during the remainder of 2017 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through March 31, 2017.

•
Litigation settlement—We expect to make a payment of $210 million during the remainder of 2017 in settlement of the Salix securities litigation. See Note 17, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding the Salix securities litigation matter. We may incur other payments if other litigation is resolved.

•
Benefit obligations—We expect to make payments under our pension and postretirement obligations of $14 million during the remainder of 2017. See Note 11, "PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS" to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

As announced on May 1, 2017, we used the remaining net proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, to prepay an additional $220 million of our Series F Tranche B Term Loan Facility.  This prepayment reduces the remaining mandatory amortization payments for 2017.
We continue to evaluate opportunities to improve our operating results and may initiate additional cost savings programs to streamline its operations and eliminate redundant processes and expenses. These cost savings programs may include, but are not limited to: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The expenses associated with the implementation of these cost savings programs could be material and may impact our cash flows.

In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 17, "LEGAL PROCEEDINGS" to our unaudited Consolidated Financial Statements. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of March 31, 2017:

(in millions)	Total	Remainder of 2017	2018	2019 and 2020	2021 and 2022	Thereafter
Long-term debt obligations, including interest	$38,463	$1,594	$2,614	$9,551	$12,723	$11,981
There have been no other material changes to the contractual obligations disclosed in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations" included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “VRX”.
At May 3, 2017, we had 347,906,024 issued and outstanding common shares. In addition, as of May 3, 2017, we had outstanding 4,884,875 stock options and 5,529,919 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 2,461,639 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,590,482 common shares could be issued upon vesting of the performance-based RSUs outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies as disclosed in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017 and determined that there were no significant changes in our critical accounting policies in three months ended March 31, 2017 except for recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited interim consolidated financial statements. Further, there were no significant changes in our estimates associated with those policies except for those pertaining to determining the implied fair value of the Salix reporting unit goodwill at March 31, 2017.
Salix Reporting Unit Goodwill Impairment Testing
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
No events occurred or circumstances changed during the three months ended March 31, 2017 which would indicate that the fair value of a reporting unit may be below its carrying value, except for the Salix reporting unit. As the facts and circumstances had not materially changed since the date of the previous impairment test, management concluded the carrying value of the Salix reporting unit continues to be in excess of its fair value. Although the Salix revenue for the three months ended March 31, 2017 declined as compared to the three months ended December 31, 2016, the decrease was within management's previous expectations. Further, the latest forecast for the Salix reporting unit is not materially different than the forecast used in management's October 1, 2016 testing and will not change the conclusion of the Company’s goodwill impairment testing as of October 1, 2016. As part of this qualitative assessment, the Company considered the sensitivity of the estimates and assumptions used in the latest forecast and the sensitivity of changes to the prior forecast would have on the October 1, 2016 testing. Management continues to believe the carrying value of the Salix reporting unit goodwill does not exceed its implied fair value and that testing the goodwill of the Salix reporting unit for impairment was not indicated by the current facts and circumstances.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
Further, in January 2017, the Financial Accounting Standards Board (the "FASB") issued guidance which simplifies the subsequent measurement of goodwill by eliminating the "Step 2" from the goodwill impairment test. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company will continue to evaluate the potential impact of this guidance when adopted, which could have a significant impact on its financial position, results of operations, and disclosures, particularly in respect of the Salix reporting unit in which its carrying value exceeded its fair value as of the date of the annual goodwill impairment test in 2016.
See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited interim consolidated financial statements for further details on goodwill impairment testing.
NEW ACCOUNTING STANDARDS
Adoption of New Accounting Guidance
Information regarding recently issued accounting guidance is contained in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" of notes to the unaudited Consolidated Financial Statements.
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

•
the success of our new management team (including our new Chairman and Chief Executive Officer, new Chief Financial Officer, new General Counsel, new Corporate Controller and Chief Accounting Officer and new Chief Quality Officer) in implementing and achieving the strategies and goals of the Company as they develop;

•	the impact of the changes in and reorganizations to our business structure, including changes to our operating and reportable segments;

•
the effect of the misstatements identified in, and the resultant restatement of, certain of our previously issued financial statements and results, and any claims, investigations or proceedings (and any costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom), negative publicity or reputational harm that has arisen or may arise as a result;

•
the effectiveness of the measures implemented to remediate the material weaknesses in our internal control over financial reporting that were identified by the Company, our deficient control environment and the contributing factors leading to the misstatement of our previously issued results and the impact such measures may have on the Company and our businesses;

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

•
pricing decisions that we have implemented, or may in the future, elect to implement, whether as a result of recent scrutiny or otherwise, such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products, our decision on the price of our Siliq™ product, the Patient Access and Pricing Committee’s commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

•
legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA"), and the results thereof, such as the inspections by the FDA of the Company's facilities in Tampa, Florida and Rochester, New York, and the results thereof;

•	any default under the terms of our indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any future financial statements or other filings and any default under the terms of our indentures or Credit Agreement as a result of such delays;

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

•
the success of our fulfillment arrangements with Walgreen Co. ("Walgreens"), including market acceptance of, or market reaction to, such arrangements (including by customers, doctors, patients, pharmacy benefit managers ("PBMs"), third party payors and governmental agencies), the continued compliance of such arrangements with applicable laws, and our ability to successfully negotiate any improvements to our arrangements with Walgreens;

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

•
if permitted under our Credit Agreement, and to the extent we elect to resume business development activities through acquisitions, our ability to identify, finance, acquire, close and integrate acquisition targets successfully and on a timely basis;

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

•
risks in Item 1A. "”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks" included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
Interest Rate Risk
As of March 31, 2017, we had $19,927 million and $7,355 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of December 31, 2016, including the debt denominated in euros, was $18,318 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $730 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $752 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $74 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 17, "LEGAL PROCEEDINGS" of notes to the unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of equity securities by the Company during the three months ended March 31, 2017.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture, dated as of March 21, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017, which is incorporated by reference herein.

10.1
Separation Agreement between Robert Rosiello and Valeant Pharmaceuticals International, Inc., dated January 12, 2017, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.2
Separation Agreement between Ari Kellen and Valeant Pharmaceuticals International, Inc., dated January 12, 2017, originally filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.3
Separation Agreement between Anne Whitaker and Valeant Pharmaceuticals International, Inc., dated February 7, 2017, originally filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.4
Litigation Management Agreement dated February 10, 2017 among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, J. Michael Pearson, Pershing Square Capital Management, L.P., Pershing Square Holdings, Ltd., Pershing Square International, Ltd., Pershing Square, L.P., Pershing Square II, L.P., PS Management GP, LLC, PS Fund 1, LLC, Pershing Square GP, LLC and William A. Ackman, originally filed as Exhibit 99.14 to Pershing Square Capital Management, L.P.’s Schedule 13D/A filed on February 13, 2017, which is incorporated by reference herein.

10.5
Amendment No. 14 to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 21, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto and Barclays Bank PLC, as administrative agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017, which is incorporated by reference herein.

10.6
Amendment No. 15 to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 28, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, the lenders and issuing bank party thereto, and Barclays Bank PLC, as administrative agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2017, which is incorporated by reference herein.

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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: May 9, 2017	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: May 9, 2017	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated as of March 21, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017, which is incorporated by reference herein.

10.1
Separation Agreement between Robert Rosiello and Valeant Pharmaceuticals International, Inc., dated January 12, 2017, originally filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.2
Separation Agreement between Ari Kellen and Valeant Pharmaceuticals International, Inc., dated January 12, 2017, originally filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.3
Separation Agreement between Anne Whitaker and Valeant Pharmaceuticals International, Inc., dated February 7, 2017, originally filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 1, 2017, which is incorporated by reference herein.†

10.4
Litigation Management Agreement dated February 10, 2017 among Valeant Pharmaceuticals International, Inc., Valeant Pharmaceuticals International, J. Michael Pearson, Pershing Square Capital Management, L.P., Pershing Square Holdings, Ltd., Pershing Square International, Ltd., Pershing Square, L.P., Pershing Square II, L.P., PS Management GP, LLC, PS Fund 1, LLC, Pershing Square GP, LLC and William A. Ackman, originally filed as Exhibit 99.14 to Pershing Square Capital Management, L.P.’s Schedule 13D/A filed on February 13, 2017, which is incorporated by reference herein.

10.5
Amendment No. 14 to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 21, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto and Barclays Bank PLC, as administrative agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017, which is incorporated by reference herein.

10.6
Amendment No. 15 to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 28, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, the lenders and issuing bank party thereto, and Barclays Bank PLC, as administrative agent, originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2017, which is incorporated by reference herein.

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