Form 10-Q
period 2017-06-30
Valeant Pharmaceuticals International, Inc.
filed 2017-08-08
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-14956
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0448205 (I.R.S. Employer Identification No.)
2150 St. Elzéar Blvd. West, Laval, Québec (Address of principal executive offices)	H7L 4A8 (Zip Code)
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
Common shares, no par value — 348,521,288 shares outstanding as of August 3, 2017.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” or "USD" are to United States (“U.S.”) dollars, references to “€” are to euros, references to CAD are to Canadian dollars and references to RUB are to Russian rubles. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2017.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products, our liquidity and our ability to satisfy our debt maturities as they become due, our ability to reduce debt levels, the impact of our distribution, fulfillment and other third party arrangements, proposed pricing actions, exposure to foreign currency exchange rate changes and interest rate changes, the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings, general market conditions, our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes, our ability to meet the financial and other covenants contained in our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") and indentures, and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the pending investigation by the California Department of Insurance, a number of pending putative class action litigations in the U.S. and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

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

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, and the State of North Carolina Department of Justice) and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

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

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA"), and the results thereof, such as the inspections by the FDA of the Company's facility in Tampa, Florida, and the results thereof;

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

•
the uncertainties associated with the acquisition and launch of new products (such as our Addyi® product and Siliq™ product (brodalumab)), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

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

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company and that may in the future be acquired by the Company (if permitted under our Credit Agreement and to the extent we elect to resume business development activities through acquisitions), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, the risks associated with the acquired companies, businesses and products and our ability to achieve the anticipated benefits and synergies from such acquisitions and integrations, including as a result of cost-rationalization and integration initiatives. Factors impacting the achievement of anticipated benefits and synergies may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions;

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

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

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

v

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products (such as our Addyi® product and Siliq™ product (brodalumab)), which could lead to material impairment charges;

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

•
risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017, and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,214	$542
Restricted cash	811	—
Trade receivables, net	2,096	2,517
Inventories, net	1,084	1,061
Current assets held for sale	77	261
Prepaid expenses and other current assets	710	696
Total current assets	5,992	5,077
Property, plant and equipment, net	1,373	1,312
Intangible assets, net	17,516	18,884
Goodwill	15,892	15,794
Deferred tax assets, net	140	146
Non-current assets held for sale	709	2,132
Other non-current assets	111	184
Total assets	$41,733	$43,529
Liabilities
Current liabilities:
Accounts payable	$371	$324
Accrued and other current liabilities	3,259	3,227
Current liabilities held for sale	22	57
Current portion of long-term debt and other	813	1
Total current liabilities	4,465	3,609
Acquisition-related contingent consideration	755	840
Non-current portion of long-term debt	27,648	29,845
Pension and other benefit liabilities	201	195
Liabilities for uncertain tax positions	258	184
Deferred tax liabilities, net	4,273	5,434
Non-current liabilities held for sale	—	57
Other non-current liabilities	104	107
Total liabilities	37,704	40,271
Commitments and contingencies (Note 18)
Equity
Common shares, no par value, unlimited shares authorized, 348,516,280 and 347,821,606
issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10,085	10,038
Additional paid-in capital	350	351
Accumulated deficit	(4,539)	(5,129)
Accumulated other comprehensive loss	(1,965)	(2,108)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	3,931	3,152
Noncontrolling interest	98	106
Total equity	4,029	3,258
Total liabilities and equity	$41,733	$43,529

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Product sales	$2,200	$2,389	$4,276	$4,725
Other revenues	33	31	66	67
	2,233	2,420	4,342	4,792
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	635	648	1,219	1,268
Cost of other revenues	11	10	23	20
Selling, general and administrative	659	671	1,320	1,484
Research and development	94	124	190	227
Amortization of intangible assets	623	673	1,258	1,351
Asset impairments	85	230	223	246
Restructuring and integration costs	18	20	36	58
Acquired in-process research and development costs	1	2	5	3
Acquisition-related contingent consideration	(49)	7	(59)	9
Other income, net	(19)	(46)	(259)	(21)
	2,058	2,339	3,956	4,645
Operating income	175	81	386	147
Interest income	3	2	6	3
Interest expense	(459)	(472)	(933)	(899)
Loss on extinguishment of debt	—	—	(64)	—
Foreign exchange and other	39	12	68	6
Loss before recovery of income taxes	(242)	(377)	(537)	(743)
Recovery of income taxes	(205)	(73)	(1,129)	(66)
Net (loss) income	(37)	(304)	592	(677)
Less: Net income (loss) attributable to noncontrolling interest	1	(2)	2	(1)
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(38)	$(302)	$590	$(676)

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.11)	$(0.88)	$1.69	$(1.96)
Diluted	$(0.11)	$(0.88)	$1.68	$(1.96)

Weighted-average common shares
Basic	350.1	345.0	350.0	344.9
Diluted	350.1	345.0	350.9	344.9
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(37)	$(304)	$592	$(677)
Other comprehensive income (loss)
Foreign currency translation adjustment	56	(97)	146	(33)
Pension and postretirement benefit plan adjustments, net of tax	—	—	(1)	(1)
Other comprehensive income (loss)	56	(97)	145	(34)
Comprehensive income (loss)	19	(401)	737	(711)
Less: Comprehensive loss attributable to noncontrolling interest	(1)	(4)	(2)	(3)
Comprehensive income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$20	$(397)	$739	$(708)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$592	$(677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	1,341	1,451
Amortization and write-off of debt discounts and debt issuance costs	66	57
Asset impairments	223	246
Acquisition accounting adjustment on inventory sold	—	36
Gain on disposals of assets and businesses, net	(367)	(11)
Acquisition-related contingent consideration	(59)	9
Allowances for losses on trade receivable and inventories	48	52
Deferred income taxes	(1,207)	(165)
Additions (reduction) to accrued legal settlements	109	(33)
Insurance proceeds for legal settlement	20	—
Payments of accrued legal settlements	(213)	(51)
Loss on deconsolidation	—	18
Share-based compensation	51	97
Foreign exchange gain	(70)	(16)
Loss on extinguishment of debt	64	—
Payment of contingent consideration adjustments, including accretion	(2)	(8)
Other	(2)	(9)
Changes in operating assets and liabilities:
Trade receivables	452	(43)
Inventories	—	(145)
Prepaid expenses and other current assets	20	162
Accounts payable, accrued and other liabilities	156	35
Net cash provided by operating activities	1,222	1,005

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	(19)
Acquisition of intangible assets and other assets	(141)	(10)
Purchases of property, plant and equipment	(75)	(128)
Reduction of cash due to deconsolidation	—	(30)
Purchases of marketable securities	(1)	(1)
Proceeds from sale of marketable securities	1	15
Proceeds from sale of assets and businesses, net of costs to sell	2,144	111
Net cash provided by (used in) investing activities	1,928	(62)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	6,232	1,220
Repayments of long-term debt	(7,839)	(1,273)
Borrowings of short-term debt	—	2
Repayments of short-term debt	(7)	(2)
Proceeds from exercise of stock options	—	1
Payment of employee withholding tax upon vesting of share-based awards	(3)	(7)
Payments of contingent consideration	(25)	(44)
Payments of deferred consideration	—	(516)
Payments of financing costs	(39)	(65)
Other	(10)	(7)
Net cash used in financing activities	(1,691)	(691)
Effect of exchange rate changes on cash and cash equivalents	24	3
Net increase in cash, cash equivalents and restricted cash	1,483	255
Cash, cash equivalents and restricted cash, beginning of period	542	597
Cash, cash equivalents and restricted cash, end of period	$2,025	$852

Cash and cash equivalents, end of period	$1,214	$852
Restricted cash included in current assets, end of period	811	—
Cash, cash equivalents and restricted cash, end of period	$2,025	$852
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS
Valeant Pharmaceuticals International, Inc. (the “Company”) is a multinational, specialty pharmaceutical and medical device company, continued under the laws of the Province of British Columbia, that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products, and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices) which are marketed directly or indirectly in over 100 countries.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared by the Company in United States dollars and in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2016. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.
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
To enhance the comparability of its asset impairments, the Company has made reclassifications to the consolidated statement of operations for the three and six months ended June 30, 2016 to include all asset impairments in the single line Asset impairments. Charges for asset impairments were originally reported in multiple lines within the consolidated statements of operations for the three and six months ended June 30, 2016; Amortization and impairments of finite-lived intangible assets and Acquired in-process research and development impairments and other charges. The effects of the reclassifications on the statements of operations for the periods presented are as follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(in millions)	As Initially Reported	Reclassification	As Reclassified	As Initially Reported	Reclassification	As Reclassified
Amortization of intangible assets	$888	$(215)	$673	$1,582	$(231)	$1,351
Asset impairments	—	230	230	—	246	246
Acquired in-process research and development costs	17	(15)	2	18	(15)	3
	$905	$—	$905	$1,600	$—	$1,600
During the third quarter of 2016, the Company changed its reportable segments to: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. Effective for the first quarter of 2017, revenues and profits from the Company's operations in Canada, previously included in the Branded Rx segment in prior periods, are now included in the Bausch + Lomb/International segment. Prior period presentations of segment revenues, segment profits and segment assets have been recast to conform to the current segment reporting structure. See Note 19, "SEGMENT INFORMATION" for additional information.
Adoption of New Accounting Guidance
In October 2016, the Financial Accounting Standards Board (the "FASB") amended the guidance as to how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amended guidance was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this amended guidance as of January 1, 2017 which did not have a material impact on the presentation of the Company's results of operations, cash flows or financial position.
In November 2016, the FASB issued guidance which requires entities to include restricted cash in cash and cash equivalent balances on the statement of cash flows and disclose a reconciliation between the balances on the statement of cash flows and the balance sheet. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company early adopted this guidance during the interim period ended June 30, 2017 on a retrospective basis. The impact of the change was not material to the Company’s cash flows for the prior period presented.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2017
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. The guidance is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted but not before the annual reporting period, including adoption in an interim period, beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company continues to make progress on its project plan for adopting this guidance, which includes a detailed assessment program and a training program for its personnel. Pursuant to the project plan, the Company conducted a high level impact assessment and is in the process of completing an in-depth evaluation of the adoption impact, which involves review of selected revenue arrangements.  Based on this evaluation, the Company has also commenced taking actions in identifying appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance.  Implementation of such changes is scheduled to commence in the latter part of the third quarter of 2017.  Based on the assessment completed to date, the Company did not identify any area that may result in a significant adoption impact; however, the Company is still finalizing the assessment, including evaluating the additional disclosure requirements.  The Company preliminarily concluded that it will adopt the new guidance using the modified approach, under which the new guidance will be adopted retrospectively with the cumulative effect of initial application of the guidance recognized on the date of initial application (which is January 1, 2018).
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
In August 2016, the FASB issued guidance which adds or clarifies the classification of certain cash receipts and payments in the statement of cash flows (including debt repayment or debt extinguishment costs, contingent consideration payment after a business combination, and distributions received from equity method investees). The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on cash flows.
In October 2016, the FASB issued guidance which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company believes the impact of adoption will result in a material increase in deferred tax assets and equity. The Company is evaluating the impact of this increase upon adoption of this guidance on its financial position, results of operations, cash flows and disclosures.
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
In May 2017, the FASB issued guidance identifying the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The guidance is effective for annual periods beginning after December 15, 2017. The Company has not modified any outstanding awards, and therefore, does not have modification accounting. The adoption of this guidance will not impact its financial position, results of operations, cash flows and disclosures.

3.	ACQUISITIONS
There were no business combinations during the six months ended June 30, 2017 and one business combination in 2016 that was not material. The measurement period for all acquisitions has closed.
Licensing Agreement
On February 21, 2017, EyeGate Pharmaceuticals, Inc. (“EyeGate”) granted a subsidiary of the Company the exclusive worldwide licensing rights to manufacture and sell the EyeGate® II Delivery System and EGP-437 combination product candidate for the treatment of post-operative pain and inflammation in ocular surgery patients. EyeGate will be responsible for the continued development of this product candidate in the U.S. for the treatment of post-operative pain and inflammation in ocular surgery patients, and all associated costs. The Company has the right to further develop the product in the field outside of the U.S. at its cost. In connection with the licensing agreement, the Company paid an initial license fee of $4 million during the three months ended March 31, 2017 and is obligated to make future payments of (i) up to $34 million upon the achievement of certain development and regulatory milestones, (ii) up to $65 million upon the achievement of certain sales-based milestones and (iii) royalties. Based on early stage of development of the asset, and lack of acquired significant inputs, the Company concluded this was an asset acquisition.

4.	DIVESTITURES
CeraVe®, AcneFree™ and AMBI® skincare brands
On March 3, 2017, the Company completed the sale of its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for $1,300 million in cash (the "Skincare Sale"). The CeraVe®, AcneFree™ and AMBI® skincare business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. As a result of this transaction, the Company recognized a gain on sale of $319 million, included in Other income, net in the consolidated statement of operations.
Dendreon Pharmaceuticals LLC
On June 28, 2017, the Company completed the sale of all outstanding equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) ("Dendreon") for $820 million in cash (the "Dendreon Sale"), subject to certain working capital provisions expected to be finalized in 2017. Dendreon was part of the Branded Rx segment and was reclassified as held for sale as of December 31, 2016. As a result of this transaction, the Company recognized a gain on sale of $73 million, included in Other income, net in the consolidated statement of operations.
ASSETS AND LIABILITIES HELD FOR SALE
On June 8, 2017, the Company announced it had entered into a definitive agreement to sell its Australian-based iNova Pharmaceuticals ("iNova") business for $930 million in cash. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and over-the-counter products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. The Company will continue to operate in these geographies through the Bausch + Lomb franchise. The iNova business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. iNova net assets and liabilities included in held for sale as of June 30, 2017 and December 31, 2016 were $565 million and $574 million, respectively.
On July 17, 2017, the Company announced that certain of its affiliates had entered into a definitive agreement to sell its Obagi Medical Products, Inc. ("Obagi") business for $190 million in cash. Obagi is a global specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons and other skin care professionals. The Obagi business was part of the U.S. Diversified Products segment and was reclassified as held for sale as of March 31, 2017. The carrying value of the Obagi business, including associated goodwill, was adjusted down to estimated fair value less costs to sell and a loss of $17 million and $103 million was recognized in Asset impairments during the three and six months ended June 30, 2017, respectively. Obagi net assets and liabilities included in held for sale as of June 30, 2017 are $187 million.
During the three months ended December 31, 2016, the Company reclassified a number of small businesses included in the Bausch + Lomb/International segment as held for sale. As a result, the carrying values of the assets related to these businesses, including the associated goodwill, were adjusted down to fair value less costs to sell.

Assets held for sale were as follows:

(in millions)	June 30, 2017	December 31, 2016
Current assets held for sale:
Cash	$—	$1
Trade receivables	42	86
Inventories	29	147
Other	6	27
Current assets held for sale	$77	$261

Non-current assets held for sale:
Intangible assets, net	$441	$680
Goodwill	264	1,355
Other	4	97
Non-current assets held for sale	$709	$2,132
Current liabilities held for sale as of June 30, 2017 of $22 million consists of other liabilities. Current and non-current liabilities held for sale as of December 31, 2016 of $57 million and $57 million, respectively, consists of deferred tax liabilities and other liabilities.

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
In connection with the Salix Acquisition and other acquisitions, the Company implemented cost-rationalization and integration initiatives to capture operating synergies and generate cost savings. These measures included: (i) workforce reductions company-wide and other organizational changes, (ii) closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, sales offices and corporate facilities, (iii) leveraging research and development spend and (iv) procurement savings.
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
Cost-rationalization and integration initiatives relating to the Salix Acquisition were substantially completed by mid-2016. Total costs incurred primarily include: employee termination costs payable to approximately 475 employees of the Company and Salix who have been terminated as a result of the Salix Acquisition; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. Since the acquisition date, total costs of $273 million have been incurred through June 30, 2017, including: (i) $153 million of integration expenses, (ii) $105 million of restructuring expenses and (iii) $15 million of acquisition-related costs.
Salix Integration Costs
Salix integration costs were $0 and $15 million, and payments were $1 million and $19 million for the six months ended June 30, 2017 and 2016, respectively. The remaining liability associated with these activities as of June 30, 2017 was $6 million.
Salix Restructuring Costs
Salix restructuring costs incurred were $6 million and $8 million, and payments were $4 million and $23 million for the six months ended June 30, 2017 and 2016, respectively. The remaining liability associated with these activities as of June 30, 2017 was $11 million.

Other Restructuring and Integration-Related Costs (Excluding Salix)
During the six months ended June 30, 2017, in addition to the Salix restructuring and integration costs, the Company incurred $30 million of other restructuring and integration-related costs. These costs included: (i) $15 million of integration consulting, transition service, and other costs, (ii) $8 million of facility closure costs and (iii) $7 million of severance costs. The Company made payments of $44 million for the six months ended June 30, 2017 (in addition to the payments related to Salix). The remaining liability associated with these activities as of June 30, 2017 was $40 million.
During the six months ended June 30, 2016, in addition to the Salix restructuring and integration costs, the Company incurred $35 million of other restructuring and integration-related costs. These costs included: (i) $25 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $6 million of severance costs and (iii) $4 million of facility closure costs. These costs primarily related to restructuring and integration costs for other smaller acquisitions. The Company made payments of $39 million for the six months ended June 30, 2016 (in addition to the payments related to Salix).
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017				As of December 31, 2016
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$742	$674	$68	$—	$242	$179	$63	$—
Restricted cash	$811	$811	$—	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(807)	$—	$—	$(807)	$(892)	$—	$—	$(892)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition, primarily including money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Restricted cash includes $811 million of proceeds from the Dendreon Sale.  Under the terms of the Third Amended and Restated Credit and Guaranty Agreement (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), the Company is required to use the net proceeds of asset sales above a certain threshold to repay its debt obligations. On July 3, 2017, the Company used this restricted cash to repay its Series F Tranche B Term Loan Facility. Restricted cash are cash balances reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2017.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis or Monte Carlo Simulation, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows; (ii) the probability of the achievement of the factor(s) on which the contingency is based; (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows; and (iv) volatility of projected performance (Monte Carlo Simulation). Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017:

(in millions)
Balance, January 1, 2017		$892
Acquisition-related contingent consideration:
Accretion for the time value of money	$35
Fair value adjustments	(94)
		(59)
Payments		(26)
Balance, June 30, 2017		807
Current portion		52
Non-current portion		$755
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following fair value hierarchy table presents the assets measured at fair value on a non-recurring basis:

	As of June 30, 2017				As of December 31, 2016
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Non-current assets held for sale	$179	$—	$—	$179	$38	$—	$—	$38
Non-current assets held for sale of $709 million included in the consolidated balance sheet as of June 30, 2017, includes held for sale assets of $179 million which were remeasured to estimated fair values less costs to sell. The Company recognized an impairment charge of $113 million, in the aggregate, in Asset impairments during the six months ended June 30, 2017 in the consolidated statement of operations. The estimated fair values of these assets less costs to sell were determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. The remaining balance of non-current assets held for sale as of June 30, 2017 reflect the historical carrying value of those assets which do not exceed fair value less costs to sell.

Long-term Debt
The fair value of long-term debt as of June 30, 2017 and December 31, 2016, was $27,250 million and $26,297 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
The components of inventories, net of allowances for obsolescence were as follows:

(in millions)	June 30, 2017	December 31, 2016
Raw materials	$270	$256
Work in process	155	125
Finished goods	659	680
	$1,084	$1,061

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets were as follows:

	June 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,702	$(7,930)	$12,772	$20,725	$(6,883)	$13,842
Corporate brands	940	(155)	785	999	(146)	853
Product rights/patents	4,259	(2,339)	1,920	4,240	(2,118)	2,122
Partner relationships	169	(150)	19	152	(128)	24
Technology and other	210	(137)	73	252	(160)	92
Total finite-lived intangible assets	26,280	(10,711)	15,569	26,368	(9,435)	16,933
Acquired IPR&D not in service	250	(1)	249	253	—	253
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$28,228	$(10,712)	$17,516	$28,319	$(9,435)	$18,884
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
Asset impairments for the six months ended June 30, 2017 include: (i) impairments of $113 million to assets reclassified as held for sale, (ii) impairments of $80 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business, (iii) an impairment of $17 million reflecting a decrease in forecasted sales for a specific product line and (iv) impairments of $13 million reflecting decreases in forecasted sales for other product lines. The impairments to assets reclassified as held for sale were measured as the difference of the carrying value of these assets as compared to the estimated fair values of these assets less costs to sell determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. The other impairments and adjustments to finite-lived intangible assets were measured as the difference of the historical carrying value of these finite-lived assets as compared to the estimated fair value as determined using a discounted cash flow analysis using Level 3 unobservable inputs.

Estimated amortization expense, for the remainder of 2017 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)
July through December 2017	$1,220
2018	2,373
2019	2,157
2020	2,067
2021	1,882
2022	1,742
Thereafter	4,128
Total	$15,569
Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2017 and the year ended December 31, 2016 were as follows:

(in millions)	Developed Markets	Emerging Markets	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Total
Balance, January 1, 2016	$16,141	$2,412	$—	$—	$—	$18,553
Acquisitions	1	—	—	—	—	1
Divestiture of a portfolio of neurology medical device products	(36)	—	—	—	—	(36)
Goodwill related to Ruconest® reclassified to assets held for sale	(37)	—	—	—	—	(37)
Foreign exchange and other	47	(12)	—	—	—	35
Impairment to goodwill of the former U.S. reporting unit	(905)	—	—	—	—	(905)
Realignment of segment goodwill	(15,211)	(2,400)	6,708	7,873	3,030	—
Impairment to goodwill of the Salix reporting unit	—	—	—	(172)	—	(172)
Divestitures	—	—	(5)	—	—	(5)
Goodwill reclassified to assets held for sale	—	—	(947)	(431)	—	(1,378)
Foreign exchange and other	—	—	(257)	(5)	—	(262)
Balance, December 31, 2016	—	—	5,499	7,265	3,030	15,794
Realignment of segment goodwill	—	—	264	(264)	—	—
Balance, January 1, 2017	—	—	5,763	7,001	3,030	15,794
Goodwill reclassified to assets held for sale	—	—	(16)	(3)	(74)	(93)
Foreign exchange and other	—	—	192	(1)	—	191
Balance, June 30, 2017	$—	$—	$5,939	$6,997	$2,956	$15,892
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
March 31, 2016
Given challenges facing the Company, particularly in its dermatology and gastrointestinal businesses, management performed a review of its then-current forecast under the direction of the new Chief Executive Officer ("CEO"). As a result of that review, management lowered its forecast which resulted in a triggering event requiring the Company to test goodwill for impairment as of March 31, 2016. Although management lowered its forecast, which lowered the estimated fair values of certain business units, including the former U.S. reporting unit, the step one testing determined there was no impairment of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company applied a hypothetical 15% decrease in the fair value of each reporting unit as of March 31, 2016. For each reporting unit, this hypothetical 15% decrease in fair value would not have triggered additional impairment testing as the hypothetical fair value exceeded the carrying value of the respective reporting unit.
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
2017
As detailed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES", the revenues and profits from the Company's operations in Canada were reclassified. In connection with this change, the prior-period presentation of segment goodwill has been recast to conform to the current reporting structure, of which $264 million of goodwill as of December 31, 2016 was reclassified from the Branded Rx segment to the Bausch + Lomb/International segment. No facts or circumstances were identified in connection with this change in alignment that would suggest an impairment exists.

No events occurred or circumstances changed during the six months ended June 30, 2017 that would indicate that the fair value of any reporting unit may be below its carrying value, except for the Salix reporting unit. As the facts and circumstances had not materially changed since the October 1, 2016 impairment test, management concluded that the carrying value of the Salix reporting unit continues to be in excess of its fair value.  Therefore, during the three months ended March 31, 2017 and June 30, 2017, the Company performed qualitative assessments of the Salix reporting unit goodwill to determine if testing was warranted.
As part of its qualitative assessments, management compared the reporting unit’s operating results to its original forecasts. Although Salix reporting unit revenue during the three months ended March 31, 2017 and June 30, 2017 declined as compared to the three months ended December 31, 2016, each decrease was within management's expectations. Further, the latest forecast for the Salix reporting unit is not materially different than the forecast used in management's October 1, 2016 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of October 1, 2016. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit goodwill does not exceed its implied fair value and that testing the Salix reporting unit goodwill for impairment was not required based on the current facts and circumstances.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities were as follows:

(in millions)	2017	2016
Product rebates	$979	$897
Product returns	788	708
Interest	368	337
Income taxes payable	163	213
Legal liabilities assumed in the Salix Acquisition	56	281
Employee compensation and benefit costs	228	198
Professional fees	92	93
Litigation matters and related fees	106	7
Royalties	60	69
Acquisition-related contingent consideration	52	52
Advertising and promotion	55	50
Restructuring and integration costs	33	38
Value added tax	35	27
Deferred revenue	28	26
Deferred consideration for business acquisitions	18	18
Capital expenditures	10	17
Accrued milestones	12	12
Short-term borrowings	—	6
Other	176	178
	$3,259	$3,227

10.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of discounts and issuance costs consists of the following:

		June 30, 2017		December 31, 2016
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2018	$—	$—	$875	$875
Revolving Credit Facility	April 2020	525	525	—	—
Series A-3 Tranche A Term Loan Facility	October 2018	—	—	1,032	1,016
Series A-4 Tranche A Term Loan Facility	April 2020	—	—	668	658
Series D-2 Tranche B Term Loan Facility	February 2019	—	—	1,068	1,048
Series C-2 Tranche B Term Loan Facility	December 2019	—	—	823	805
Series E-1 Tranche B Term Loan Facility	August 2020	—	—	2,456	2,429
Series F Tranche B Term Loan Facility	April 2022	6,610	6,472	3,892	3,815
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,234	—	—
7.00% Secured Notes	March 2024	2,000	1,974	—	—
Senior Unsecured Notes:
6.75%	August 2018	500	498	1,600	1,593
5.375%	March 2020	2,000	1,987	2,000	1,985
7.00%	October 2020	690	689	690	689
6.375%	October 2020	2,250	2,234	2,250	2,231
7.50%	July 2021	1,625	1,614	1,625	1,613
6.75%	August 2021	650	647	650	647
5.625%	December 2021	900	895	900	894
7.25%	July 2022	550	544	550	543
5.50%	March 2023	1,000	993	1,000	992
5.875%	May 2023	3,250	3,222	3,250	3,220
4.50% euro-denominated debt	May 2023	1,714	1,699	1,578	1,563
6.125%	April 2025	3,250	3,220	3,250	3,218
Other	Various	14	14	12	12
Total long-term debt		$28,778	28,461	$30,169	29,846
Less: Current portion of long-term debt and other			813		1
Non-current portion of long-term debt			$27,648		$29,845
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

During the six months ended June 30, 2017, the Company completed several actions which included using the proceeds from divestitures and cash flows from operations to repay debt, amending financial maintenance covenants, extending a significant portion of the Revolving Credit Facility, and refinancing debt with near term maturities. These actions, described below, have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenants. As of June 30, 2017, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements and the amendments executed, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenants and take other actions to reduce its debt levels to align with the Company’s long term strategy. The Company may consider taking other actions, including divesting other businesses and refinancing debt as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants and meeting its debt service obligations.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Credit Agreement with a syndicate of financial institutions and investors, as lenders. As of January 1, 2016, the Credit Agreement provided for (i) a $1,500 million Revolving Credit Facility maturing on April 20, 2018, which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) a series of term loans maturing during the years 2016 through 2022.
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
On March 3, 2017, the Company used proceeds from the Skincare Sale to repay $1,086 million of outstanding debt under its Senior Secured Credit Facilities.
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
Amendments to the covenants made as part of Amendment No. 14 included (i) removed the financial maintenance covenants with respect to the Series F Tranche B Term Loan Facility, (ii) reduced the interest coverage ratio maintenance covenant to 1.50:1.00 with respect to the Revolving Credit Facility beginning in the quarter ending March 31, 2017 through the quarter ending March 31, 2019 (stepping up to 1.75:1.00 thereafter) and (iii) increased the secured leverage ratio maintenance covenant to 3.00:1.00 with respect to the Revolving Credit Facility beginning in the quarter ending March 31, 2017 through the quarter ending March 31, 2019 (stepping down to 2.75:1.00 thereafter). These financial maintenance covenants apply only with respect to the Revolving Credit Facility and can be waived or amended without the consent of the term loan lenders under the Credit Agreement.
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
Amendment No. 14 was accounted for as a modification of debt to the extent the Refinanced Debt was replaced with the incremental Series F-3 Tranche B Term Loan issued to the same creditor and an extinguishment of debt to the extent the Refinanced Debt was replaced with Series F-3 Tranche B Term Loan issued to a different creditor. The Refinanced Debt replaced with the proceeds of the newly issued senior secured notes was accounted for as an extinguishment of debt. For amounts accounted for as an extinguishment of debt, the Company incurred a Loss on extinguishment of debt of $27 million representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value (the stated principal amount net of unamortized discount and debt issuance costs). Payments made to the lenders of $39 million associated with the issuance of the new Series F-3 Tranche B Term Loan were capitalized and are being amortized as interest expense over the remaining term of the Series F Tranche B Term Loan Facility. Third party expenses of $3 million associated with the modification of debt were expensed as incurred and included in Interest expense.
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
In late April 2017, using the remaining proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, the Company repaid $220 million of its Series F Tranche B Term Loan Facility.
On July 3, 2017, using the net proceeds from the Dendreon Sale, the Company repaid $811 million of its Series F Tranche B Term Loan Facility.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the Company's option from time to time, either (i) a base rate determined by reference to the higher of (a) the prime rate (as defined in the Credit Agreement) and (b) the federal funds effective rate plus 1/2 of 1% or (ii) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. These applicable margins are subject to increase or decrease quarterly based on the secured leverage ratio beginning with the quarter ended June 30, 2017. Based on its calculation of the Company’s secured leverage ratio, management does not anticipate any such increase or decrease to the current applicable margins for the next applicable period.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.75% with respect to base rate borrowings and 3.75% with respect to LIBO rate borrowings.  As of June 30, 2017, the stated rate of interest on the Revolving Credit Facility was 4.98% per annum. In addition, the Company is required to pay commitment fees of 0.50% per annum in respect to the commitments not utilized, letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings, customary fronting fees for the issuance of letters of credit and agency fees.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 3.75% with respect to base rate borrowings and 4.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of June 30, 2017, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 5.83% per annum.
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
As part of the March 2017 Refinancing Transactions, the Company completed a tender offer to repurchase $1,100 million in aggregate principal amount of the August 2018 Senior Unsecured Notes for total consideration of approximately $1,132 million plus accrued and unpaid interest through March 20, 2017. Loss on extinguishment of debt during the three months ended March 31, 2017 associated with the repurchase of the August 2018 Senior Unsecured Notes was $36 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.
On July 13, 2017, the Company issued an irrevocable notice of redemption for the remaining $500 million of outstanding August 2018 Senior Unsecured Notes. These notes will be redeemed on August 15, 2017 using cash on hand.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest as of June 30, 2017 and December 31, 2016 was 6.06% and 5.75%, respectively.
Maturities
Maturities and mandatory amortization payments of long-term debt for the period July through December 2017, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
July through December 2017	$811
2018	502
2019	—
2020	5,732
2021	3,521
2022	6,987
Thereafter	11,225
Total gross maturities	28,778
Unamortized discounts	(317)
Total long-term debt	$28,461
During the six months ended June 30, 2017, the Company made aggregate repayments of long-term debt of $7,839 million, which consisted of (i) $6,303 million of repayments of term loans under its Senior Secured Credit Facilities, (ii) $86 million scheduled loan amortization payment of the Series F Tranche B Term Loan Facility, (iii) $350 million of Revolving Credit Facility amounts outstanding and (iv) $1,100 million of repurchased August 2018 Senior Unsecured Notes. During the six months ended June 30, 2017, the Company incurred $6,310 million of long-term debt, in the aggregate, consisting of $3,060 million of Series F-3 Tranche B Term Loan and $3,250 million of Senior Secured Notes.

Additionally, on July 3, 2017, using the net proceeds from the Dendreon Sale, the Company repaid $811 million of its Series F Tranche B Term Loan Facility.  This repayment satisfied the $811 million due during the period July through December 2017 in the table above.
On July 13, 2017, the Company issued an irrevocable notice of redemption for the remaining $500 million of the August 2018 Senior Unsecured Notes. These notes will be redeemed on August 15, 2017 using cash on hand and reduces the 2018 maturities in the table above.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three and six months ended June 30, 2017 and 2016:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Service cost	$—	$1	$1	$—	$—	$—
Interest cost	2	2	1	2	—	—
Expected return on plan assets	(3)	(4)	(1)	(1)	—	—
Amortization of prior service credit	—	—	(1)	—	(1)	—
Amortization of net loss	—	—	1	—	—	—
Net periodic (benefit) cost	$(1)	$(1)	$1	$1	$(1)	$—

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Six Months Ended June 30,
(in millions)	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$1	$1	$—	$—
Interest cost	4	4	2	3	1	1
Expected return on plan assets	(6)	(7)	(2)	(3)	—	—
Amortization of prior service credit	—	—	(1)	—	(2)	(1)
Amortization of net loss	—	—	1	—	—	—
Net periodic (benefit) cost	$(1)	$(2)	$1	$1	$(1)	$—
During the six months ended June 30, 2017, the Company contributed $1 million, $4 million, and $2 million to the U.S. pension benefit plans, the non-U.S. pension benefit plans, and the postretirement benefit plan, respectively. The Company expects to contribute $5 million, $6 million, and $6 million to the U.S. pension benefit plans, the non-U.S. pension benefit plans, and the postretirement benefit plan in 2017, respectively, inclusive of amounts contributed during the six months ended June 30, 2017.

12.	SHARE-BASED COMPENSATION
In May 2014, the shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 6,711,000 shares were available for future grants as of June 30, 2017. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Stock options	$5	$4	$10	$7
RSUs	18	29	41	90
	$23	$33	$51	$97

Research and development expenses	$2	$1	$4	$3
Selling, general and administrative expenses	21	32	47	94
	$23	$33	$51	$97
During the six months ended June 30, 2017 and 2016, the Company granted approximately 1,525,000 stock options with a weighted-average exercise price of $14.27 per option and approximately 1,350,000 stock options with a weighted-average exercise price of $23.96 per option, respectively. The weighted-average fair values of all stock options granted to employees during the six months ended June 30, 2017 and 2016 were $5.99 and $13.87, respectively.
During the six months ended June 30, 2017 and 2016, the Company granted approximately 3,425,000 time-based RSUs with a weighted-average grant date fair value of $11.68 per RSU and approximately 1,408,000 time-based RSUs with a weighted-average grant date fair value of $31.51 per RSU, respectively.
During the six months ended June 30, 2017, the Company granted approximately 416,000 performance-based RSUs, consisting of approximately 208,000 units of TSR performance-based RSUs with an average grant date fair value of $16.34 per RSU and approximately 208,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $15.76 per RSU. During the six months ended June 30, 2016, the Company granted approximately 1,375,000 performance-based RSUs with a weighted-average grant date fair value of $37.22 per RSU.
In March 2016, the Company announced that its Board of Directors had initiated a search to identify a candidate for a new CEO to succeed the Company's then current CEO, who would continue to serve in that role until his replacement was appointed. On May 2, 2016, the Company's new CEO assumed the role, succeeding the Company's former CEO. Pursuant to the terms of his employment agreement dated January 2015, the former CEO was entitled to certain share-based awards and payments upon termination. Under his January 2015 employment agreement, the former CEO received performance-based RSUs that vest when certain market conditions (namely total shareholder return) are met at the defined dates, provided continuing employment through those dates. Under the termination provisions of his employment agreement, upon termination of the former CEO, the defined dates for meeting the market conditions of the performance-based RSUs were eliminated and, as a result, vesting was based solely on the attainment of the applicable level of total shareholder return through the date of termination and the resulting number of common shares, if any, to be awarded to the former CEO was determined on a pro-rata basis for service provided under the original performance period, with credit given for an additional year of service. As the total shareholder return at the time of the former CEO’s termination did not meet the performance threshold, no common shares were issued and no value was ultimately received by the former CEO pursuant to this performance-based RSU award. However, an incremental share-based compensation expense of $28 million was recognized during the six months ended June 30, 2016, which represents the additional year of service credit consistent with the grant date fair value calculated using a Monte Carlo Simulation Model in the first quarter of 2015, notwithstanding the fact that no value was ultimately received by the former CEO. In addition to the acceleration of his performance-based RSUs, the former CEO was also entitled to a cash severance payment of $9 million and a pro-rata annual cash bonus of approximately $2 million pursuant to his employment agreement. The cash severance payments, the pro-rata cash bonus and the associated payroll taxes were also recognized as expense in the first quarter of 2016.
As of June 30, 2017, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $150 million, which will be amortized over a weighted-average period of 2.28 years.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

(in millions)	June 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(1,930)	$(2,074)
Pension and postretirement benefit plan adjustments, net of tax	(35)	(34)
	$(1,965)	$(2,108)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of the Company’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to the Company’s retained earnings for foreign jurisdictions in which the Company is not considered to be permanently reinvested.

14.	RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Product related research and development	$86	$115	$172	$210
Quality assurance	8	9	18	17
	$94	$124	$190	$227

15.	OTHER INCOME, NET
Other income, net for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Gain on the Skincare Sale (Note 4)	$—	$—	$(319)	$—
Gain on the Dendreon Sale (Note 4)	(73)	—	(73)	—
Net loss (gain) on other sales of assets	23	(11)	25	(9)
Deconsolidation of Philidor	—	—	—	19
Litigation and other matters	33	(35)	109	(33)
Other, net	(2)	—	(1)	2
	$(19)	$(46)	$(259)	$(21)
Litigation and other matters includes amounts provided for certain matters discussed in Note 18, "LEGAL PROCEEDINGS". During the three and six months ended June 30, 2016, included in Litigation and other matters is a favorable adjustment of $39 million made to certain legal accruals related to the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products and settled during the three months ended June 30, 2016.

16.	INCOME TAXES
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
Recovery of income taxes during the six months ended June 30, 2017 was $1,129 million and included (i) $155 million of income tax benefit for the Company's ordinary loss during the six months ended June 30, 2017 and (ii) $974 million of net income tax benefit for discrete items. The net income tax benefit for discrete items includes (i) a $1,863 million tax benefit for the establishment of a deferred tax asset on the outside basis difference between members of the Company’s U.S. consolidated tax group that is expected to be realized, (ii) a $635 million tax charge for the impact of internal restructuring transactions during the six months ended June 30, 2017, each described below, (iii) a $234 million tax charge for the Company’s divestitures during the six months ended June 30, 2017 and (iv) a tax benefit relating to the litigation matters accrual recorded during the six months ended June 30, 2017.
To facilitate divestitures, streamline operations and simplify its legal entity structure, in 2016, the Company began a series of internal restructuring transactions that are expected to be completed in 2017. Due to aspects of the internal restructuring transactions completed during the three months ended December 31, 2016, the Company recognized a U.S. taxable gain on the transfer of a foreign subsidiary and utilized U.S. net operating losses ("NOLs") to partially offset such gain, resulting in a reduction of the related deferred tax asset. The recognition of the gain also resulted in the reversal of an existing deferred tax liability on a related outside basis difference which produced a net tax gain of $361 million during the three months ended December 31, 2016. During the six months ended June 30, 2017, the Company recognized an additional U.S. taxable gain on the transfer of an additional interest in a foreign subsidiary, which also resulted in the reversal of an existing deferred tax liability on a related outside basis difference producing the net $635 million tax charge described above.
In connection with these internal restructuring transactions and due to a decrease in its market value, the Company's top U.S. subsidiary (Biovail Americas Corporation) (“BAC”) is expecting to recognize a loss on its investment in Valeant upon liquidation of BAC in 2017. In conjunction with this liquidation, the Company was required to record a deferred tax asset of $1,543 million during the three months ended March 31, 2017 on the outside basis difference attributable to BAC’s investment in Valeant. The Company had not previously recorded deferred taxes with respect to this outside basis difference, as there was a means for its recovery in a tax-free manner. Since this outside basis difference will now be recovered in a taxable manner, this deferred tax asset and related benefit was recorded during the three months ended March 31, 2017. The activity during the three months ended June 30, 2017 resulted in an increase to this asset of $320 million. BAC’s anticipated loss in the stock of Valeant is expected to be available to offset the gains described above. The carryback of this loss will allow for the NOLs used to offset the gains detailed above to be available for use against future U.S. taxable income. The Company will record deferred tax assets associated with these NOLs and other tax attributes at such time the liquidation is completed, which the Company anticipates to be in 2017. These deferred tax assets could be material.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $2,113 million and $1,857 million as of June 30, 2017 and December 31, 2016, respectively. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
The income tax benefit during the six months ended June 30, 2016 was $66 million, and included (i) $66 million related to the expected tax benefit in tax jurisdictions outside of Canada and (ii) an income tax provision of an immaterial amount related to Canadian income taxes. During the six months ended June 30, 2016, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax expense generated from the Company’s annualized mix of earnings by jurisdiction, the discrete treatment of an adjustment to the accrual established for legal expenses and a significant impairment of an intangible asset, the recording of valuation allowance on entities for which no tax benefit of losses is expected and the quarterly accrual of interest on uncertain tax positions.
As of June 30, 2017 and December 31, 2016, the Company had $499 million and $423 million of unrecognized tax benefits, which included $42 million and $39 million, respectively, relating to interest and penalties. Of the total unrecognized tax benefits as of June 30, 2017, $262 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that an immaterial amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company continues to be under examination by the Canada Revenue Agency ("CRA"). The Company’s position with regard to proposed audit adjustments has not changed as of June 30, 2017 and the total proposed adjustment continues to result in a loss of tax attributes which are subject to a full valuation allowance.
The Company’s U.S. consolidated federal income tax return for the 2013 and 2014 tax years continues to be under examination by the Internal Revenue Service. The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2002 to 2015.
The Company’s subsidiaries in Australia are under audit by the Australian Tax Office for various years beginning in 2010. On August 8, 2017, the Australian Tax Office issued a notice of assessment for the tax years 2011 through 2017 in the aggregate amount of $117 million, which includes penalties and interest. The Company disagrees with the assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously.
Certain affiliates of the Company in regions outside of Canada, the U.S. and Australia are currently under examination by relevant taxing authorities, and all necessary accruals have been recorded, including uncertain tax benefits. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company's consolidated financial statements.

17.	(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc. for the three and six months ended June 30, 2017 and 2016 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(38)	$(302)	$590	$(676)

Basic weighted-average number of common shares outstanding	350.1	345.0	350.0	344.9
Diluted effect of stock options, RSUs and other	—	—	0.9	—
Diluted weighted-average number of common shares outstanding	350.1	345.0	350.9	344.9

(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.11)	$(0.88)	$1.69	$(1.96)
Diluted	$(0.11)	$(0.88)	$1.68	$(1.96)
During the three months ended June 30, 2017 and three months and six months ended June 30, 2016, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The three months and six months ended June 30, 2016 calculation of diluted weighted-average number of common shares excludes excess tax benefits and tax deficiencies in the calculation of assumed proceeds under the treasury stock method prospectively effective January 1, 2016 due to the adoption of FASB guidance issued in 2016. Accordingly, the diluted weighted-average number of common shares outstanding previously reported increased by 0.3 million for the six months ended June 30, 2016. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

(in millions)	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2016
Basic weighted-average number of common shares outstanding	350.1	345.0	344.9
Diluted effect of stock options, RSUs and other	1.3	4.1	4.8
Diluted weighted-average number of common shares outstanding	351.4	349.1	349.7
During the three and six months ended June 30, 2017, stock options, time-based RSUs and performance-based RSUs to purchase approximately 8,655,000 common shares of the Company, for both periods, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method, compared with 7,075,000 and 6,854,000 common shares in both of the corresponding periods of 2016.

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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2017, the Company's consolidated balance sheet includes accrued loss contingencies of $162 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.

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
U.S. Department of Justice Investigation
On September 15, 2015, Bausch & Lomb International, Inc. (“B&L International”) received a subpoena from the Criminal Division of the U.S. Department of Justice regarding agreements and payments between Bausch & Lomb Holdings Incorporated and its subsidiaries (“B&L”) and medical professionals related to its surgical products Crystalens® IOL and Victus® femtosecond laser platform. The government has indicated that the subpoena was issued in connection with a criminal investigation into possible violations of Federal health care laws. B&L International produced certain documents in response to the subpoena and is cooperating with the investigation. The Company cannot predict with certainty the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation; however, the Company believes that this matter will be resolved in the near future.
Investigation by the U.S. Attorney's Office for the District of Massachusetts
In October 2015, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts, and, in June 2016, the Company received a follow up subpoena. The materials requested, pursuant to the subpoenas and follow-up requests, include documents and witness interviews with respect to the Company’s patient assistance programs and contributions to patient assistance organizations that provide financial assistance to Medicare patients taking products sold by the Company, and the Company’s pricing of its products. The Company is cooperating with this investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
Investigation by the State of Texas
On May 27, 2014, the State of Texas served Bausch & Lomb Incorporated (“B&L Inc.”) with a Civil Investigative Demand concerning various price reporting matters relating to the State's Medicaid program and the amounts the State paid in reimbursement for B&L products for the period from 1995 to the date of the Civil Investigative Demand. The Company and B&L Inc. have cooperated fully with the State's investigation and have produced all of the documents requested by the State. In April 2016, the State sent B&L Inc. a demand letter claiming damages in the amount of $20 million. The Company and B&L Inc. have evaluated the letter and disagree with the allegations and methodologies set forth in the letter. The Company and B&L Inc. have responded to the State and are awaiting further response from the State.
California Department of Insurance Investigation
On May 4, 2016, B&L International received from the Office of the California Insurance Commissioner an administrative subpoena to produce books, records and documents. On September 1, 2016, a revised and corrected subpoena, issued to B&L Inc., was received naming that entity in place of B&L International and seeking additional books records and documents. The requested books, records and documents are being requested in connection with an investigation by the California Department of Insurance and relate to, among other things, consulting agreements and financial arrangements between B&L and healthcare professionals in California, the provision of ocular equipment, including the Victus® femtosecond laser platform, by B&L to healthcare professionals in California and prescribing data for prescriptions written by healthcare professionals in California for certain of B&L’s products, including the Crystalens®, Lotemax®, Besivance® and Prolensa®. B&L Inc. and the Company are cooperating with the investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
Securities and Other Class Actions
Allergan Shareholder Class Actions
On December 16, 2014, Anthony Basile, an alleged shareholder of Allergan filed a lawsuit on behalf of a putative class of Allergan shareholders against the Company, Valeant, AGMS, Pershing Square, PS Management, GP, LLC, PS Fund 1 and

William A. Ackman in the U.S. District Court for the Central District of California (Basile v. Valeant Pharmaceuticals International, Inc., et al., Case No. 14-cv-02004-DOC). On June 26, 2015, lead plaintiffs the State Teachers Retirement System of Ohio, the Iowa Public Employees Retirement System and Patrick T. Johnson filed an amended complaint against the Company, Valeant, J. Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman. The amended complaint alleges claims on behalf of a putative class of sellers of Allergan securities between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The amended complaint also alleges violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and J. Michael Pearson. The amended complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On August 7, 2015, the defendants moved to dismiss the amended complaint in its entirety, and, on November 9, 2015, the Court denied that motion. On March 15, 2017, the Court entered an order certifying a plaintiff class comprised of persons who sold Allergan common stock contemporaneously with purchases of Allergan common stock made or caused by defendants during the period February 25, 2014 through April 21, 2014. On March 28, 2017, defendants filed a motion with the U.S. Court of Appeals for the Ninth Circuit requesting permission to appeal from the class certification order and on June 12, 2017, the Ninth Circuit denied that request. On July 10, 2017, the plaintiffs moved for partial summary judgment, and the defendants cross-moved for summary judgment. Those motions remain pending. Trial has been scheduled to start on January 30, 2018 in this matter. The Company intends to vigorously defend these matters.
On June 28, 2017, Timber Hill LLC, a Connecticut limited liability company that allegedly traded in Allergan derivative instruments, filed a lawsuit on behalf of a putative class of derivative traders against the Company, Valeant, AGMS, Michael Pearson, Pershing Square, PS Management, GP, LLC, PS Fund 1 and William A. Ackman in the U.S. District Court for the Central District of California (Timber Hill LLC v. Pershing Square Capital Management, L.P., et al., Case No. 17-cv-04776-DOC). The complaint alleges claims on behalf of a putative class of investors who sold Allergan call options, purchased Allergan put options and/or sold Allergan equity forward contracts between February 25, 2014 and April 21, 2014, against all defendants contending that various purchases of Allergan securities by PS Fund were made while in possession of material, non-public information concerning a potential tender offer by the Company for Allergan stock, and asserting violations of Section 14(e) of the Exchange Act and rules promulgated by the SEC thereunder and Section 20A of the Exchange Act. The complaint also alleges violations of Section 20(a) of the Exchange Act against Pershing Square, various Pershing Square affiliates, William A. Ackman and Michael Pearson. The complaint seeks, among other relief, money damages, equitable relief, and attorneys’ fees and costs. On July 25, 2017, the Court decided not to consolidate this lawsuit with the Basile action described above. Trial has been scheduled for October 2018 in this matter.
On February 10, 2017, the Company, Valeant (together, the “Valeant Co Parties”) and J. Michael Pearson (together, the “Valeant Parties”) and Pershing Square Capital Management, L.P., Pershing Square Holdings, Ltd., Pershing Square International, Ltd., Pershing Square, L.P., Pershing Square II, L.P., PS Management GP, LLC, PS Fund 1, LLC, Pershing Square GP, LLC (together, “Pershing Square”), and William A. Ackman (“Ackman” and, together with Pershing Square, the “Pershing Square Parties”) entered into a litigation management agreement (the “Litigation Management Agreement”), pursuant to which the parties agreed to certain provisions with respect to the management of this litigation, including all cases currently consolidated with the Basile action described above and any opt-out litigation or individual actions brought by members of the putative class in the consolidated Basile action asserting the same or similar allegations or claims (collectively, the “Allergan Litigation”), including the following:

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

•
The first $10 million in legal fees and litigation expenses incurred by the Valeant Parties and the Pershing Square Parties after the date of the Litigation Management Agreement in connection with the Allergan Litigation will be paid 50% by the Valeant Co Parties and 50% by the Pershing Square Parties; and

•
The Litigation Management Agreement will terminate on November 1, 2017 if a stipulation of settlement with regards to the current consolidated Basile action has not been executed by that date (unless the Litigation Management Agreement is extended by mutual written agreement of the Valeant Parties and the Pershing Square Parties).

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
Furthermore, in connection with the entrance into the Litigation Management Agreement, on February 10, 2017, the Valeant Parties and the Pershing Square Parties entered into a mutual release of claims (the “Mutual Release”). The Mutual Release will go into effect upon the later of satisfaction of the payment obligations that each party would have in connection with any settlement of the current consolidated Basile action pursuant to the Litigation Management Agreement described above and the date of entry of final judgment, and will not occur if the Litigation Management Agreement is terminated. If the Mutual Release becomes effective, each party will release the other parties and their respective attorneys, accountants, financial advisors, lenders and securities underwriters (in their capacities as such and to the extent they provide a mutual release) from any and all claims relating to or arising out of (a) any purchase of any security of Valeant, (b) any one or more of the claims asserted in and/or the facts alleged in (i) the Allergan Litigation, (ii) a putative class action on behalf of purchasers of Valeant securities captioned In re Valeant Pharmaceuticals International Inc. Securities Litigation, Case 3:15-cv-07658- MAS-LHG, currently pending in the United States District Court for the District of New Jersey (the “U.S. Class Action”), (iii) certain enumerated individual actions and/or (iv) certain enumerated actions in Canada, or (c) the Valeant business. In addition, each party covenants not to sue the other parties with respect to any claims covered by the Mutual Release upon the effectiveness of the Mutual Release. Each party also covenants not to sue the other parties’ attorneys, accountants, financial advisors, lenders and securities underwriters (in their capacities as such) with respect to any of the claims covered by the Mutual Release from the date of the signing of the Mutual Release, except to the extent that (i) a claim has been asserted against such party by any such attorney, accountant, financial advisor, lender and/or securities underwriter or (ii) the Litigation Management Agreement has been terminated in accordance with its terms.
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
On May 31, 2016, the Court entered an order consolidating the four actions under the caption In re Valeant Pharmaceuticals International, Inc. Securities Litigation, Case No. 3:15-cv-07658, and appointing a lead plaintiff and lead plaintiff’s counsel. On June 24, 2016, the lead plaintiff filed a consolidated complaint naming additional defendants and asserting additional claims based on allegations of false and misleading statements and/or omissions similar to those in the initial complaints. Specifically, the consolidated complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act against the Company, and certain current or former officers and directors, as well as claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) against the Company, certain current or former officers and directors, and certain other parties. The lead plaintiff seeks to bring these claims on behalf of a putative class of persons who purchased the Company’s equity securities and senior notes in the United States between January 4, 2013 and March 15, 2016, including all those who purchased the Company’s securities in the United States in the Company’s debt and stock offerings between July 2013 to March 2015. On September 13, 2016, the Company and the other defendants moved to dismiss the consolidated complaint. Briefing on the Company's motion was completed on January 13, 2017. On April 28, 2017, the Court dismissed certain claims arising out of the Company's private placement offerings and otherwise denied the motions to dismiss. Defendants' answers to the consolidated complaint were filed on June 12, 2017.
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
Plaintiffs in the Janus Aspen action amended the complaint on April 28, 2017. Defendants filed motions for partial dismissal in the ten individual actions on June 16, 2017. Briefing of those motions is expected to be completed on August 25, 2017.
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
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third party payors that paid claims submitted by Philidor for certain Valeant branded drugs between January 2, 2013 and November 9, 2015 (Airconditioning and Refrigeration Industry Health and Welfare Trust Fund et al. v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-03087, Plumbers Local Union No. 1 Welfare Fund v. Valeant Pharmaceuticals International Inc. et al., No. 3:16-cv-3885 and N.Y. Hotel Trades Council et al v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-05663).  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. Briefing of the motion was completed on May 17, 2017. That motion remains pending. On March 14, 2017, other defendants filed a motion to stay the RICO class action pending the resolution of criminal proceedings against Andrew Davenport and Gary Tanner. The Company did not oppose the motion to stay. The Company believes these claims are without merit and intends to defend itself vigorously.
Antitrust
Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis Pharmaceutical Corporation (“Medicis”), Valeant Pharmaceuticals International, Inc. (“VPII”) and various manufacturers of generic forms of Solodyn, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn. The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper. After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints. On August 14, 2015, the Court granted the Defendants' motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. VPII was dismissed from the case, but the litigation continues against Medicis and the generic manufacturers as to the remaining claims. A subsequent effort to re-plead claims under Sherman Act, Section 2 was denied on September 20, 2016. Plaintiffs have reached a settlement with two of three generic manufacturer defendants, and, on April 14, 2017, the Court granted the Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for preliminary approval of those settlements. Fact discovery in these actions has concluded. The remaining parties are currently engaged in expert discovery and class certification briefing; the Court will hear oral argument on class certification on September 14, 2017. On March 26, 2015, and on April 6, 2015, while the motion to dismiss the class action complaints was pending, two additional non-class action complaints were filed against Medicis by certain retail pharmacy and grocery chains ("Individual Plaintiffs") making similar allegations and seeking similar relief to that sought by Direct Purchaser Class Plaintiffs. Those suits have been centralized with the class action suits in the

District of Massachusetts. Following the Court's August 14, 2015 decision on the motion to dismiss, the Individual Plaintiffs each filed amended complaints on October 1, 2015, and Medicis answered on December 7, 2015. A third non-class action was filed by another retail pharmacy against Medicis on January 26, 2016, and Medicis answered on March 28, 2016. The Company intends to vigorously defend all of these actions.
Contact Lens Antitrust Class Actions
Beginning in March 2015, a number of civil antitrust class action suits were filed by purchasers of contact lenses against B&L Inc., three other contact lens manufacturers, and a contact lens distributor, alleging that the defendants engaged in an anticompetitive scheme to eliminate price competition on certain contact lens lines through the use of unilateral pricing policies. The plaintiffs in such suits alleged violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, punitive and/or other damages, including attorneys’ fees. By order dated June 8, 2015, the JPML centralized the suits in the Middle District of Florida, under the caption In re Disposable Contact Lens Antitrust Litigation, Case No. 3:15-md-02626-HES-JRK, before U.S. District Judge Harvey E. Schlesinger. After the Class Plaintiffs filed a corrected consolidated class action complaint on December 16, 2015, the defendants jointly moved to dismiss those complaints. On June 16, 2016, the Court granted the Defendants' motion to dismiss with respect to claims brought under the Maryland Consumer Protection Act, but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. The actions are currently in discovery. On March 3, 2017, the Class Plaintiffs filed their motion for class certification. On June 15, 2017, defendants filed a motion to oppose the plaintiffs' class certification motion, as well as motions to exclude plaintiffs' expert reports. Defendants likewise have requested an evidentiary hearing on the motions. The Company intends to vigorously defend all of these actions.
Intellectual Property
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Apriso®, Uceris®, Carac®, Locoid® and Cardizem® in the United States and Wellbutrin® XL in Canada, or other similar suits. These matters are proceeding in the ordinary course.
In addition, on or about February 16, 2016, the Company received a Notice of Paragraph IV Certification dated February 11, 2016, from Actavis Laboratories FL, Inc. (“Actavis”), in which Actavis asserted that the following U.S. patents, each of which is listed in the FDA’s Orange Book for Salix Pharmaceuticals, Inc.’s (“Salix Inc.”) Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic rifaximin tablets, 550 mg, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Actavis: U.S. Patent No. 8,309,569 (the “‘569 patent”), U.S. Patent No. 8,642,573 (the “‘573 patent”), U.S. Patent No. 8,829,017 (the “‘017 patent”), U.S. Patent No. 8,946,252 (the “‘252 patent”), U.S. Patent No. 8,969,398 (the “‘398 patent”), U.S. Patent No. 7,045,620 (the “‘620 patent”), U.S. Patent No. 7,612,199 (the “‘199 patent”), U.S. Patent No. 7,902,206 (the “‘206 patent”), U.S. Patent No. 7,906,542 (the “‘542 patent”), U.S. Patent No. 7,915,275 (the “‘275 patent”), U.S. Patent No. 8,158,644 (the “‘644 patent”), U.S. Patent No. 8,158,781 (the “‘781 patent”), U.S. Patent No. 8,193,196 (the “‘196 patent”), U.S. Patent No. 8,518,949 (the “‘949 patent”), U.S. Patent No. 8,741,904 (the “‘904 patent”), U.S. Patent No. 8,835,452 (the “‘452 patent”), U.S. Patent No. 8,853,231 (the “‘231 patent”), U.S. Patent No. 6,861,053 (the “‘053 patent”), U.S. Patent No. 7,452,857 (the “‘857 patent”), U.S. Patent No. 7,605,240 (the “‘240 patent”), U.S. Patent No. 7,718,608 (the “‘608 patent”) and U.S. Patent No. 7,935,799 (the “‘799 patent”) (collectively, the “Xifaxan® Patents”). Salix Inc. holds the NDA for Xifaxan® and its affiliate, Salix Pharmaceuticals, Ltd. (“Salix Ltd.”), is the owner of the ‘569 patent, the ‘573 patent, the ‘017 patent, the ‘252 patent and the ‘398 patent. Alfa Wassermann S.p.A. (“Alfa Wassermann”) is the owner of the ‘620 patent, the ‘199 patent, the ‘206 patent, the ‘542 patent, the ‘275 patent, the ‘644 patent, the ‘781 patent, the ‘196 patent, the ‘949 patent, the ‘904 patent, the ‘452 patent and the ‘231 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Pharmaceuticals Luxembourg S.à r.l. (“Valeant Luxembourg”) to market Xifaxan® tablets, 550 mg. Cedars-Sinai Medical Center (“Cedars-Sinai”) is the owner of the ‘053 patent, the ‘857 patent, the ‘240 patent, the ‘608 patent and the ‘799 patent, each of which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg, to market Xifaxan® tablets, 550 mg. On March 23, 2016, Salix Inc. and its affiliates, Salix Ltd. and Valeant Luxembourg, Alfa Wassermann and Cedars-Sinai (the “Plaintiffs”) filed suit against Actavis in the U.S. District Court for the District of Delaware (Case No. 1:16-cv-00188), pursuant to the Hatch-Waxman Act, alleging infringement by Actavis of one or more claims of each of the Xifaxan® Patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA for rifaximin tablets, 550 mg. On May 24, 2016, Actavis filed its answer in this matter. On June 14, 2016, the Plaintiffs filed an amended complaint adding US patent 9,271,968 (the “‘968 patent”) to this suit. Alfa Wassermann is the owner of the ‘968 patent, which has been exclusively licensed to Salix Inc. and its affiliate, Valeant Luxembourg to market Xifaxan® tablets, 550 mg. On December 6, 2016, the Plaintiffs filed an amended complaint adding US patent 9,421,195 (the “‘195 patent”) to this suit. Salix is the owner of the ‘195 patent. A seven-day trial was scheduled to commence on January 29, 2018, but has been indefinitely removed.
However, on May 17, 2017, the Company and Actavis announced that, at Actavis' request, the parties had agreed to stay this litigation and extend the 30-month stay regarding Actavis’ ANDA for its generic version of Xifaxan® (rifaximin) 550 mg tablets. This action is stayed through April 30, 2018 and cannot be lifted prior to October 31, 2017. All scheduled litigation activities, including the January 2018 trial date, have been indefinitely removed from the Court docket. Further, the parties agreed and the Court ordered that Actavis' 30-month regulatory stay shall be extended from August 12, 2018 until no earlier than February 12, 2019 and potentially longer if the litigation stay lasts for more than six months. The Company remains confident in the strength of the Xifaxan patents and believes it will prevail in this matter should it move forward. The Company also continues to believe the allegations raised in Actavis’ notice are without merit and will defend its intellectual property vigorously.
Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in over eighty lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson. The Company has been successful in obtaining dismissals as to the Company and/or its subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), in some of these cases. The Company continues to seek dismissals in these cases and to pursue agreements from plaintiffs to not oppose the Company’s motions for summary judgment.
These lawsuits include one case originally filed on December 30, 2016 in the In re Johnson & Johnson Talcum Powder Litigation, Multidistrict Litigation 2738, pending in the United States District Court for the District of New Jersey. The Company and VPNA were first named in a lawsuit filed directly into the MDL alleging that the use of the Shower to Shower product caused the plaintiff to develop ovarian cancer. On March 24, 2017, the plaintiff agreed to a dismissal of all claims against the Company and VPNA without prejudice, and neither the Company nor VPNA have been named in any further lawsuits in the MDL.
These lawsuits also include a number of matters filed in the Superior Court of Delaware alleging that the use of Shower to Shower caused the plaintiffs to develop ovarian cancer. The Company has been voluntarily dismissed from nearly all of these cases, and only claims against VPNA remain. These lawsuits also include allegations against Johnson & Johnson, directed primarily to its marketing of and warnings for the Shower to Shower product prior to the Company’s acquisition of the product in September 2012. The allegations in these cases specifically directed to VPNA include failure to warn, design defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, and punitive damages. Plaintiffs seek compensatory damages including medical expenses, pain and suffering, mental anguish anxiety and discomfort, physical impairment, loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, treble damages, and attorneys’ fees.
These lawsuits also include a number of cases filed in certain state courts in the United States (including the California Superior Courts, the Superior Courts of Delaware, the New Jersey Superior Courts, the District Court of Louisiana, the Supreme Court of New York (County of Niagara) and the District Court of Oklahoma City) alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma. The Company has been successful in obtaining voluntarily dismissals in some of these cases or the plaintiffs have not opposed summary judgment. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The plaintiffs seek compensatory damages for loss of services, economic loss, pain and suffering, and, in some cases, lost wages or earning capacity and loss of consortium, in addition to punitive damages, interest, litigation costs, and attorneys’ fees.

Finally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec). The Company also acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. In the British Columbia matter, the plaintiff seeks to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson’s Baby Powder or Shower to Shower, including their estates, executors and personal representatives, and is alleging that the use of this products increases certain health risks. In the Quebec matter, the plaintiff seeks to certify a proposed class action on behalf of persons in Québec who have used Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs, and is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. The likelihood of the authorization or certification of these claims as class actions cannot be assessed at this time.
The Company intends to defend itself vigorously in each of the remaining actions that are not voluntarily dismissed or subject to a grant of summary judgment. The Company believes that its potential liability (including its attorneys’ fees and costs) arising out the Shower to Shower lawsuits filed against the Company is subject to certain indemnification obligations of Johnson & Johnson owed to the Company. The Company has provided Johnson & Johnson with notice that the lawsuits filed against the Company relating to Shower to Shower are, in whole or in part, subject to indemnification by Johnson & Johnson.
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and, on November 16, 2016, the Court issued a decision dismissing the plaintiff’s application for certification of this action as a class proceeding. On December 15, 2016, the plaintiff filed a notice of appeal in the British Columbia Court of Appeal appealing the decision to dismiss the application for certification. The plaintiff filed its appeal factum on March 15, 2017 and the Company filed its appeal factum on April 19, 2017. The appeal hearing has been scheduled for September 19, 2017. The Company denies the allegations being made and is continuing to vigorously defend this matter.
Mississippi Attorney General Consumer Protection Action
The Company and VPNA are named in an action brought by James Hood, Attorney General of Mississippi, in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against both Johnson & Johnson, the Company and VPNA related to the Shower to Shower body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower body powder product in September 2012 from Johnson & Johnson. The State seeks compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act. The State also seeks disgorgement of profits from the sale of the product and civil penalties. The State has not made specific allegations as to the Company or VPNA. The Company intends to defend itself vigorously in this action, which the Company believes will also fall, in whole or in part, within the indemnification obligations of Johnson & Johnson owed to the Company, as indicated above.
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
Uceris® Arbitration
On or about December 5, 2016, Cosmo Technologies Ltd. and Cosmo Technologies III Ltd. (collectively, “Cosmo”), the licensor of certain intellectual property rights in, and supplier of, the Company’s Uceris® extended release tablets, commenced arbitration against certain affiliates of the Company, Santarus Inc. (“Santarus”) and Valeant Pharmaceuticals Ireland (“Valeant Ireland”), under the Rules of Arbitration of the International Chamber of Commerce (No. 22453/GR, Cosmo Technologies Ltd. et al. v. Santarus, Inc. et al.). In the arbitration, Cosmo is alleging breach of contract with respect to certain terms of the license agreement, including the obligations on Santarus to use certain commercially reasonable efforts to promote the Uceris® extended release tablets. Cosmo is seeking a declaration that both the license agreement and a supply agreement with Valeant Ireland have been terminated, plus audit and attorney fees. Santarus and Valeant Ireland submitted their Answer in the arbitration on January 10, 2017 denying each of Cosmo’s allegations and making certain counterclaims. A hearing on liability issues is scheduled to begin on October 5, 2017. The Company is vigorously defending this matter.
Arbitration with Alfa Wasserman
On or about July 21, 2016, Alfa Wasserman S.p.A. (“Alfa Wasserman”) commenced arbitration against the Company and its subsidiary, Salix Pharmaceuticals, Inc. (“Salix Inc.”) under the Rules of Arbitration of the International Chamber of Commerce (No. 22132/GR, Alfa Wasserman S.p.A. v. Salix Pharmaceuticals, Inc. et al.), pursuant to the terms of the Amended and Restated License Agreement between Alfa Wasserman and Salix Inc. (the “ARLA”). In the arbitration, Alfa Wasserman has made certain allegations respecting a development project for a formulation of the rifaximin compound (not the Xifaxan® product) that is being conducted under the terms of the ARLA, including allegations that Salix Inc. has failed to use the required efforts with respect to this development and that the Company’s acquisition of Salix resulted in a change of control under the ARLA, which entitled Alfa Wasserman to assume control of this development. Alfa Wasserman is seeking, among other things, a declaration that the provisions of the ARLA relating to the development product and the rights relating to the rifaximin formulation being developed have been terminated and such development and rights shall be returned to Alfa Wasserman, an order requiring the Company and Salix Inc. to pay for the costs of such development (in an amount of at least $80 million), and alleged damages in the amount of approximately $285 million plus arbitration costs and attorney fees. The Company and Salix Inc. have submitted their initial response to the request for arbitration and a three-member arbitration tribunal was selected. The Company is vigorously defending this matter.
The Company’s Xifaxan® products (and Salix Inc.'s rights thereto under the ARLA) are not the subject of any of the allegations or relief sought in this arbitration.
Mimetogen Litigation
In November 2014, B&L Inc. filed a lawsuit against Mimetogen Pharmaceuticals Inc. (“MPI”) in the United States District Court for the Western District of New York (Bausch & Lomb Incorporated v. Mimetogen Pharmaceuticals Inc., Case No. 6:14-06640 (FPG-JWF) (W.D.N.Y.)) relating to the Development Collaboration and Exclusive Option Agreement between B&L Inc. and MPI dated July 17, 2013 (the “MIM-D3 Agreement”) for MIM-D3, a compound created by MPI to treat dry eye syndrome. In particular, B&L Inc. sought a declaratory judgment that the Initial Phase III Trial regarding the safety and efficacy of MIM-D3 conducted pursuant to the MIM-D3 Agreement was “Not Successful” as defined in the MIM-D3 Agreement and, as a result, B&L Inc. had no further obligation to MPI when B&L Inc. elected not to exercise or extend its option to obtain an exclusive license to the MIM-D3 Technology to develop and commercialize certain products pursuant to the MIM-D3 Agreement before the end of the applicable option period.  MPI filed a counterclaim against B&L Inc., in which it contended that the result of the clinical trial did not meet the definition of “Not Successful” under the MIM-D3 Agreement and that, as a result, a $20 million termination fee was due by B&L Inc. to MPI under the terms of the MIM-D3 Agreement and that B&L Inc. had breached the MIM-D3 Agreement by failing to pay this termination fee. MPI also contended that B&L Inc. acted intentionally and consequently was entitled to additional damages. MPI also brought certain third-party claims against the Company, alleging that the Company intentionally interfered with the MIM-D3 Agreement with the intent to harm MPI.  MPI also asserted a claim against the Company for unfair and deceptive acts under Massachusetts law, and sought recovery of the $20 million fee, as well as additional damages related to this claimed delay and injury to the value of its developmental product.  On March 12, 2015, the Company moved to dismiss all of the claims against the Company and the claims for extra-contractual damages. In May 2016, the Court dismissed all claims against the Company, other than the claim for tortious interference, and declined to dismiss the claims against B&L Inc. and the Company for extra-contractual damages.  On August 19, 2016, MPI filed a motion for summary judgment on its contract claim against B&L Inc. On September 22, 2016, B&L Inc. responded to MPI’s motion for summary judgment, and, along with the Company, filed a cross-motion for judgment in their favor, dismissing the contract claims against B&L Inc., as well as the remaining third-party claim against the Company for tortious interference. On June 30, 2017, the Court issued a Decision and Order granting MPI’s motion for partial summary judgment, awarding MPI the amount of $20 million (based on a finding that the termination fee was due based on the outcome of the clinical trial) and denying the cross-motion for summary judgment filed by B&L Inc. and the Company. The Decision and Order is not yet appealable and the Company believes that that the Decision and Order cannot be enforced, as it is a partial summary judgment and not yet a final order of the Court. B&L Inc. and the Company intend to appeal this decision at the soonest possible time and will continue to vigorously defend the remainder of the suit.
Salix Legal Proceedings
The Salix legal proceeding matter set out below, as well as each of those Salix matters described under the sub-heading “Completed Matters” below, were commenced prior to the Company’s acquisition of Salix. The estimated fair values of the potential losses regarding these matters, along with other matters, are included as part of contingent liabilities assumed in the Salix Acquisition and updated regularly as needed.
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
Philidor Matters
As mentioned above in this section, the Company is involved in certain investigations, disputes and other proceedings related to the Company’s now terminated relationship with Philidor. These include the putative class action litigation in the U.S. and Canada, the purported class actions under the federal RICO statute and the investigations by certain offices of the Department of Justice, the SEC and the California Department of Insurance and the request for documents and other information received from the AMF. There can be no assurances that governmental agencies or other third parties will not commence additional investigations or assert claims relating to the Company’s former relationship with Philidor or Philidor’s business practices, including claims that Philidor or its affiliated pharmacies improperly billed third parties or that the Company is liable, directly or indirectly, for such practices. The Company is cooperating with all existing governmental investigations related to Philidor and is vigorously defending the putative class action litigations. No assurance can be given regarding the ultimate outcome of any present or future proceedings relating to Philidor.
Completed Matters
The following matters have concluded, settled or otherwise been closed or the Company anticipates that no further material activity will take place with respect thereto. The Company plans to remove these matters from the next Quarterly Report on Form 10-Q, absent new developments:
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
Congressional Inquiries
Beginning in November 2015, the Company has received from the United States Senate Special Committee on Aging various document requests, as well as subpoenas for documents, depositions and a hearing which was held on April 27, 2016. Certain directors, officers and other employees of the Company have also received from the United States Senate Special Committee on Aging subpoenas for depositions and/or hearings. In January 2016, the Company received from the United States House Committee on Oversight and Government Reform a document request and an invitation for the Company’s then interim CEO to testify at a hearing, at which he testified on February 4, 2016. Most of the materials requested to date relate to the Company’s pricing decisions on particular drugs, as well as revenue, expense and profit information, and also include requests relating to financial support provided by the Company for patients and financial data related to the Company’s research and development program, Medicare and Medicaid. On December 21, 2016, the United States Senate Special Committee on Aging issued a report on its drug pricing investigation entitled “Sudden Price Spikes in Off-Patent Prescription Drugs: The Monopoly Business Model that Harms Patients, Taxpayers, and the U.S. Health Care System”. The Company has cooperated with these inquiries and cannot predict with certainty their outcome or duration; however, the Company currently believes that there will be no further material developments with respect to these inquiries.
Investigation by the State of New Jersey Department of Law and Public Safety, Division of Consumer Affairs, Bureau of Securities
On April 20, 2016, the Company received a document subpoena from the New Jersey State Bureau of Securities. The materials requested include documents concerning the Company’s former relationship with Philidor, its accounting treatment for sales to Philidor, its financial reporting and public disclosures and other matters. The Company has cooperated with this investigation. On May 12, 2017, the Company was notified that the New Jersey Bureau of Securities was closing this investigation.
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

Salix Securities Litigation
Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls. Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)). These two actions have been consolidated under the caption In re Salix Pharmaceuticals, Ltd. (Case No. 14-CV-8925 (KMW)). Defendants’ Motions to Dismiss were fully briefed as of August 3, 2015. The Court denied the Motions to Dismiss in an order dated March 31, 2016 for the reasons stated in an opinion dated April 22, 2016. Defendants’ Answers to the operative Complaint were filed on May 31, 2016. On October 10, 2016, Plaintiffs’ filed a motion for class certification.  A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed. On February 8, 2017, the parties reached an agreement in principle to settle the consolidated action, pursuant to which Salix will make a payment of $210 million and, on April 5, 2017, the court granted preliminary approval of the settlement.  A hearing to grant final approval of the settlement was heard on July 28, 2017 and the settlement was approved by the Court. The settlement amount has been fully accrued for in the Company’s consolidated financial statements as of December 31, 2016 and a payment of $210 million was made in the second quarter of 2017 (in total, the Company expects to receive a total of $60 million of insurance refund proceeds related to this matter, a portion of which has already been received by the Company). Included in Other expense (income) in the statement of loss for 2016 is a $90 million charge in the fourth quarter for this matter.
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

19.	SEGMENT INFORMATION
Reportable Segments
During the third quarter of 2016, the Company’s CEO, who is the Company’s Chief Operating Decision Maker, commenced managing the business differently through changes in and reorganizations to the Company’s business structure, including changes to its operating and reportable segments, which necessitated a realignment of the Company's historical segment structure. Pursuant to this change, which was effective in the third quarter of 2016, the Company operates in three operating and reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. Effective for the first quarter of 2017, revenues and profits from the Company's operations in Canada, included in the Branded Rx segment in prior periods, are included in the Bausch + Lomb/International segment. Prior period presentations of segment revenues, segment profits and segment assets have been recast to conform to the current segment reporting structure.
The following is a brief description of the Company’s segments:

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) sales in Canada, Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products.

•
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products, (ii) dermatological products, (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products and medical device products and (iv) oncology, dentistry and women’s health products.

•
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) generic products.

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
Prior period segment financial information has been recast to conform to current segment presentation.

Segment Revenues and Profits
Segment revenues and profits for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Revenues:
Bausch + Lomb/International	$1,241	$1,277	$2,391	$2,423
Branded Rx	636	653	1,240	1,318
U.S. Diversified Products	356	490	711	1,051
	2,233	2,420	4,342	4,792

Segment profits:
Bausch + Lomb/International	377	382	710	691
Branded Rx	341	337	667	594
U.S. Diversified Products	255	384	519	848
	973	1,103	1,896	2,133

Corporate	(139)	(136)	(306)	(340)
Amortization of intangible assets	(623)	(673)	(1,258)	(1,351)
Asset impairments	(85)	(230)	(223)	(246)
Restructuring and integration costs	(18)	(20)	(36)	(58)
Acquired in-process research and development costs	(1)	(2)	(5)	(3)
Acquisition-related contingent consideration	49	(7)	59	(9)
Other income, net	19	46	259	21
Operating income	175	81	386	147
Interest income	3	2	6	3
Interest expense	(459)	(472)	(933)	(899)
Loss on extinguishment of debt	—	—	(64)	—
Foreign exchange and other	39	12	68	6
Loss before recovery of income taxes	$(242)	$(377)	$(537)	$(743)
Segment Assets
Total assets by segment were as follows:

(in millions)	June 30, 2017	December 31, 2016
Assets:
Bausch + Lomb/International	$16,129	$16,201
Branded Rx	19,407	21,143
U.S. Diversified Products	5,229	5,820
	40,765	43,164
Corporate	968	365
Total assets	$41,733	$43,529

20.	SUBSEQUENT EVENTS
Debt Repayment
On July 3, 2017, the Company repaid $811 million of its Series F Tranche B Term Loan Facility.
Notice of Redemption
On July 13, 2017, the Company issued an irrevocable notice of redemption for the remaining $500 million of outstanding 6.75% Senior Unsecured Notes due August 2018. These notes will be redeemed on August 15, 2017 using cash on hand.
Divestiture
On July 17, 2017, the Company announced it entered into a definitive agreement to sell its Obagi specialty skin care pharmaceutical business for $190 million in cash. See Note 4, "DIVESTITURES".

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Valeant Pharmaceuticals International, Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 8, 2017 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that may be forward-looking information within the meaning defined under applicable Canadian securities legislation (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
We generated revenues of $4,342 million and $4,792 million for the six months ended June 30, 2017 and 2016, respectively. Our portfolio of products falls into three reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products.

•
The Bausch + Lomb/International segment consists of: (i) sales in the U.S. of pharmaceutical products, OTC products and medical device products, primarily comprised of Bausch + Lomb products, with a focus on the Vision Care, Surgical, Consumer and Ophthalmology Rx products and (ii) sales in Canada, Europe, Asia, Australia and New Zealand, Latin America, Africa and the Middle East of branded pharmaceutical products, branded generic pharmaceutical products, OTC products, medical device products, and Bausch + Lomb products.

•
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products, (ii) dermatological products, (iii) branded pharmaceutical products, branded generic pharmaceutical products, OTC products and medical device products and (iv) oncology, dentistry and women’s health products.

•
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics (which includes the Solta and Obagi businesses) and (ii) generic products.

We are focused on core geographies and the therapeutic classes discussed above which have the potential for strong operating margins and offer growth opportunities.
For a comprehensive discussion of our business, business strategy, products and other business matters, see Item 1. “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

History
Following the Company’s (then named Biovail Corporation) acquisition of Valeant Pharmaceuticals International (“Valeant”) on September 28, 2010 (the “Merger”), we supplemented our internal research and development ("R&D") efforts with strategic acquisitions to expand our portfolio offerings and geographic footprint. In 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”), a global eye health company that focuses on developing, manufacturing and marketing eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. In 2015, we acquired Salix Pharmaceuticals, Ltd. (“Salix”) (the "Salix Acquisition"), a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of a variety of gastrointestinal ("GI") disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®. In 2015, we acquired the exclusive licensing rights to develop and commercialize brodalumab, an IL-17 receptor monoclonal antibody for patients with moderate-to-severe plaque psoriasis for which, following internal development work, on February 15, 2017, we received approval from the U.S. Food and Drug Administration ("FDA"). On July 27, 2017, we launched this product in the U.S. (marketed as Siliq™ in the U.S.). We believe the investments we have made in B&L, Salix, brodalumab and other acquisitions, as well as our ongoing investments in our internal R&D efforts, are helping us to capitalize on the core geographies and therapeutic classes which have the potential for strong operating margins and offer attractive growth opportunities. While business development through acquisitions may continue to be a component of our long-term strategy, we have made minimal acquisitions since 2015 and expect the volume and size of acquisitions to be low in the foreseeable future.
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
Key Initiatives
Prior to 2016, we had completed a series of mergers and acquisitions which were key to the Company’s previous strategy for growth. We are experiencing the synergies and other benefits that were expected when entering into these transactions.
The Company has transitioned away from a focus on acquisitions, has taken steps to stabilize its business and has begun placing greater emphasis on a select number of internal R&D projects. The Company’s key initiatives include: (i) concentrating our focus on core businesses where we believe we have an existing and sustainable competitive edge, (ii) identifying opportunities to improve operational efficiencies and reviewing our internal allocation of capital and (iii) strengthening the Company’s balance sheet and capital structure.
In 2017, we have continued to execute on these key initiatives. We have better defined our core businesses, shifted our operations toward those core businesses and made measurable progress in strengthening our balance sheet.
Focus on Core Businesses - We believe that there is significant opportunity in the eye health and branded prescription pharmaceutical businesses. Our existing portfolio, commercial footprint and pipeline of product development projects are expected to position us to compete and be successful in these markets. As a result, we believe these businesses provide us with the greatest opportunity to build value for our stakeholders. In order to focus our efforts, in 2016, we performed a review of our portfolio of assets to identify those areas where we believe we have, and can maintain, a competitive advantage and we continue to define and shape our business around these assets. We identify these areas as “core”, meaning that we are best positioned to grow and develop them. By narrowing our focus, we have the opportunity to reduce complexity in our business and maximize the value of our core businesses. We describe our core areas by business and by geography. Within our Branded Rx segment, our core businesses include GI (or Salix) and dermatology. We also view our global eye health business, within our Bausch + Lomb/International segment, as core. Although the business units that fall outside our definition of “core” assets may be solid, the focus of their product pipelines and geographic footprint are not fully aligned with the focus of our core business, and they are, therefore, at a disadvantage when competing against our core activities for resources and capital within the Company.
Internal Capital Allocation and Operating Efficiencies - In support of the key initiatives outlined above, in 2016, a new leadership team was recruited and many of the executive roles were realigned or expanded to drive value in our product portfolio and generate operational efficiencies. Beginning in the latter half of 2016, the leadership team began to address a number of issues affecting performance and other operational matters. These operational matters included:

•
Sales Force Stabilization - We believe that new leadership and the enhanced focus on core assets have enabled the Company to recruit and retain stronger talent for its sales initiatives. We continue to focus on stabilizing our sales forces, which, in turn, will allow us to deliver more consistent and concise messages in the marketplace.

•
Patient Access and Pricing Committee and New Pricing Actions - In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our Branded Rx and other pharmaceutical products. Following this committee's recommendation, we implemented an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In October 2016, the Patient Access and Pricing Committee approved 2% to 9% increases to our gross selling price (wholesale acquisition cost or “WAC”) for products in our neurology, GI and urology portfolios. The changes are aligned with the Patient Access and Pricing Committee's commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. In addition, in 2016, no pricing increases were taken on our dermatology and ophthalmology products and, in 2016, net pricing of our dermatology and ophthalmology products, after taking into account the impact of rebates and other adjustments, decreased by greater than 10% on average. On April 21, 2017, the Company announced that, following the evaluation and approval of the Patient Access and Pricing Committee, it had decided to list SILIQ™ (brodalumab) injection at $3,500 per month, which represented the lowest-priced injectable biologic psoriasis treatment on the market at the time of the announcement. In the future, we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenue trends.

The ranking of our business units during 2016 changed our view of how capital should be allocated across our activities. Our first step was to review each business unit, consider and assess the appropriate levels of operating expense, and to eliminate non-productive costs. As a result of that review, we identified several hundred million dollars of cost savings opportunities.
To position the Company to drive the value of our core assets, we made a number of leadership changes and took steps to increase our promotional efforts, particularly in GI, and increase our commitment to Research and development.
The GI unit initiated a significant sales force expansion program in December 2016 to reach potential primary care physician ("PCP") prescribers of Xifaxan® for irritable bowel syndrome with diarrhea and Relistor® tablets for opioid induced constipation ("OIC"). In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with PCPs. With approximately 70 percent of IBS-D patients initially presenting with symptoms to a PCP, we believe that the dedicated PCP sales force will be positioned to reach more patients in need of IBS-D treatment. The investment in these additional sales resources, including an increase in associated promotional costs, is expected to be in the range of $50 million to $60 million, as we believe this spend is needed to allow us to capitalize on the full potential of Xifaxan®. The costs of this investment in our GI unit reduced our operating results in the fourth quarter of 2016 and the first quarter of 2017 and are expected to begin driving incremental revenue for Xifaxan® beginning in the second half of 2017. In addition, we have expanded our dedicated pain sales representatives to strengthen our position in the OIC market, and established a nurse educator team to educate clinical staff within top institutions.
We increased our R&D expenditures for the full year 2016 by 26%, as we began the transition away from the Company's previous growth by acquisition strategy and toward organic growth supported by investment in R&D. Our R&D organization focuses on the development of products through clinical trials and consists of approximately 1,000 dedicated R&D and quality assurance employees in 18 R&D facilities. Our R&D expenses for 2016, 2015 and 2014 were $421 million, $334 million and $246 million, respectively.  Our R&D expenses for the six months ended June 30, 2017 were $190 million as compared to the six months ended June 30, 2016 of $227 million. The decrease is attributable to the year over year phasing of our investment as we launched new products that required investment in the prior year, removed projects related to divested businesses and rebalanced our portfolio to better align with our long term plans. Currently, we have over 100 R&D projects in the pipeline and we have launched or expect to launch and/or relaunch over 50 products during 2017.
Core assets that have received a significant portion of our R&D investment are:

•
Dermatology - On July 27, 2017, we launched Siliq™ (brodalumab) in the U.S. Siliq™ is an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. The FDA approved the Biologies License Application ("BLA") for Siliq™ injection, for subcutaneous use for the treatment of moderate-to-severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy and have failed to respond or have lost response to other systemic therapies. Siliq™ has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients.

•
Dermatology - IDP-118 is a fixed combination product with two different mechanisms of action for treatment of moderate-to-severe plaque psoriasis in adults which has completed two positive Phase 3 Trials. We expect to file the New Drug Application ("NDA") for this product in the second half of 2017.

•	Dermatology - IDP-122 is a novel psoriasis product, for which we expect to file an NDA in the second half of 2017.

•	Dermatology - IDP-121 is a novel acne product, for which we expect to file an NDA in the second half of 2017.

•	Gastrointestinal - A new formulation of rifaximin, which we acquired as part of the Salix Acquisition, is scheduled to begin Phase 2b/3 testing in the second half of 2017.

•
Eye Health - Luminesse™ (provisional name) (brimonidine tartrate ophthalmic solution, 0.025%) is being developed as an ocular redness reliever. On February 27, 2017, we filed the NDA for Luminesse™ with the FDA. In May 2017, we announced that the FDA had accepted the NDA for review, and set a Prescription Drug User Fee Act ("PDUFA") action date of December 27, 2017.

•
Eye Health - Latanoprostene Bunod is an intraocular pressure lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension. In September 2015, we announced that the FDA had accepted for review the NDA for this product and set a PDUFA action date of July 21, 2016. On July 22, 2016, we announced that we had received a Complete Response Letter (“CRL”) from the FDA regarding the NDA for this product. On February 24, 2017 we refiled the NDA and, on August 7, 2017, we received another CRL from the FDA regarding the NDA for this product. The concerns raised by the FDA in both CRLs pertain to the findings of Current Good Manufacturing Practices inspections at our manufacturing facility in Tampa, Florida where certain deficiencies were identified by the FDA. However, neither CRL identified any efficacy or safety concerns with respect to this product or additional clinical trials needed for the approval of the NDA. We will work closely with the FDA to determine the appropriate next steps for this NDA. We continue to expect to launch this product after receiving FDA approval.

•
Eye Health - Vitesse™ is a novel technology using ultrasonic energy for vitreous removal with reduced surgical trauma. On April 26, 2017, Vitesse™ received 510(k) clearance from the FDA. We expect to launch this product during the second half of 2017.

•
Dermatology - Traser™ is an energy-based platform device with significant versatility and power capabilities to address various dermatological conditions, including vascular and pigmented lesions. Product launch is currently planned for the second half of 2019.

•	Eye Health - We expect to file a Premarket Approval application with the FDA in the second half of 2017 for 7-day extended wear for our Bausch + Lomb ULTRA® monthly planned replacement contact lenses.

•
Eye Health - On April 6, 2017, we announced that our Stellaris Elite™ Vision Enhancement System received 510(k) clearance from the FDA. The Stellaris Elite™ Vision Enhancement System is our next generation phacoemulsification cataract platform, which offers new innovations as well as the opportunity to add upgrades and enhancements every one to two years. Stellaris Elite™ will be the first phacoemulsification platform on the market to offer Adaptive Fluidics™, which combines precise aspiration control with predictive infusion management to create a highly responsive and controlled surgical environment for efficient cataract lens removal. Stellaris Elite™ was launched in April 2017.

•
Eye Health - Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday lenses incorporates Surface Active TechnologyTM to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and expect to launch an extended power range in the second half of 2017.

•
Eye Health - Bausch + Lomb ULTRA® for Astigmatism is a monthly planned replacement contact lens for astigmatic patients.  The Bausch + Lomb ULTRA® for Astigmatism lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Astigmatism lens integrates a OpticAlign™ design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient. We launched this product in March 2017 and expect to launch an extended power range in the second half of 2017.

•
Eye Health - Bausch + Lomb ULTRA® for Presbyopia is a monthly planned replacement contact lens for presbyopic patients. The Bausch + Lomb ULTRA® for Presbyopia lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Presbyopia lens integrates a 3 zone progressive design for near, intermediate and distance vision. We will continue to launch expanded parameters of this product throughout 2017.

•
Eye Health - Bausch + Lomb ScleralFil® solution is a novel contact lens care solution that makes use of a preservative free buffered saline solution for use with the insertion of scleral lenses.  This contact lens care solution was launched in 2017.

•
Eye Health - Bausch + Lomb renu® Advanced Formula multi-purpose solution is a novel soft and silicone hydrogel contact lenses solution that makes use of three disinfectants and two moisture agents. This contact lens multipurpose care solution was launched in May 2017.

•
Gastrointestinal - Oral Relistor® is a tablet for the treatment of OIC in adult patients with chronic non-cancer pain. In September 2015, we announced that the FDA accepted for review the NDA for Relistor® tablets, and, on July 19, 2016, the FDA approved Relistor® tablets. We commenced sales of Relistor® tablets in the U.S. in the third quarter of 2016.

•
Eye Health - On February 21, 2017, EyeGate Pharmaceuticals, Inc. granted the Company the exclusive licensing rights to manufacture and sell its EyeGate® II Delivery System and EGP-437 combination product candidate worldwide for the treatment of post-operative pain and inflammation in ocular surgery patients. EyeGate Pharmaceuticals, Inc. will be responsible for the continued development of this product candidate in this field in the U.S. and all associated costs. The Company has the right to further develop the product in this field outside of the U.S., at its cost. In July 2017, EyeGate Pharmaceuticals, Inc. enrolled its first patient in a new Phase IIB clinical study for cataract surgery.

•
Eye Health - A new Ophthalmic Viscosurgical Device product, with a formulation to protect corneal endothelium during Phaco emulsification process during a cataract surgery and also helps chamber maintenance and lubrication during intraocular lens delivery. We expect to initiate an investigative device exemption ("IDE") study in 2017.

•
Dermatology - Next Generation Thermage® is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics, expand clinical indication set, and improve patient outcomes. We expect to launch this product in 2017, subject to receiving 510(k) clearance from the FDA.

•
Gastrointestinal - NER1006 (provisionally named Plenvu®) is a novel, lower-volume polyethylene glycol-based bowel preparation that has been developed to help provide complete bowel cleansing, with an additional focus on the ascending colon. In June 2017, we announced that the FDA accepted for review the NDA for NER1006 and expect an FDA decision in 2018. NER1006 was licensed by Norgine B.V. to Salix in August 2016.

•
Eye Health - Loteprednol Gel 0.38% is a new formulation for the treatment of post-operative ocular inflammation and pain with lower drug concentration and less frequent dosing currently in Phase II testing.

•	Eye Health - enVista® Trifocal intraocular lens is an innovative lens design which we expect to initiate an IDE study for in 2017.
Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy.
Strengthening the Balance Sheet/Capital Structure - We have made measurable progress in reducing our debt level, improving our capital structure and generating additional liquidity for our operations. Using our cash flows from operations and the net cash proceeds from sales of certain non-core assets, during the period from January 1, 2016 through the date of this filing, we repaid (net of additional borrowings) over $3,500 million of long-term debt, which includes an $811 million repayment made on July 3, 2017. In addition, in March 2017, we accessed the credit markets and completed a series of transactions to improve our capital structure, whereby we extended the maturities of certain debt obligations originally scheduled to mature in the years 2018 through 2020 out to April 2020 and beyond. Our reduced debt levels and improved debt portfolio will translate to lower payments of principal over the next three years, which in turn should free-up cash flows to be directed toward developing our core assets and repaying additional debt amounts.
Divestitures
In order to better focus on our business objectives, we have divested certain businesses and assets and identified others for divestiture, which, in each case, were not aligned with our core business objectives.
In March 2017, we completed the sale of the CeraVe®, AcneFree™ and AMBI® skincare brands to a global beauty company for $1,300 million in cash (the "Skincare Sale"). Aggregate annual revenue associated with these skincare brands was less than $200 million.
In June 2017, we completed the sale of our equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) ("Dendreon"), for $820 million in cash (the "Dendreon Sale"), subject to certain working capital provisions expected to be finalized in 2017. Dendreon’s only commercialized product, Provenge®, is an autologous cellular immunotherapy

(vaccine) for prostate cancer treatment approved by the FDA in April 2010.  Revenues from Provenge® were $303 million and $250 million in 2016 and 2015, respectively. With this sale completed, we have exited the oncology business, which is not core to our business objectives.
As the completed Dendreon Sale and Skincare Sale transactions represented positive returns on our original investments, we took the opportunity to monetize these non-core assets to help strengthen our balance sheet today, as opposed to making capital investments into the development and marketing of these brands over an extended period of time. During 2016 and 2017, we have divested other businesses and assets not aligned with our core business objectives, which when taken in total with the Skincare Sale and Dendreon Sale, has generated over $2,300 million of asset sale proceeds through June 30, 2017 and have simplified our operating model. On July 3, 2017, using the net proceeds from the Dendreon Sale, we repaid $811 million of our Series F Tranche B Term Loan Facility.
In June 2017, we entered into a definitive agreement to sell our Australian-based iNova Pharmaceuticals ("iNova") business for $930 million in cash. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and over-the-counter products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. iNova revenues were $125 million for the six months ended June 30, 2017 and were $246 million and $252 million during the years 2016 and 2015, respectively. Once the sale of the iNova business is complete, we will have less exposure to the over-the-counter and prescription medicines markets in the geographies noted above, which are not core to our business objectives. However, we will continue to maintain a strong footprint in these geographies through our core Bausch + Lomb franchise.
In July 2017, we entered into a definitive agreement to sell our Obagi Medical Products, Inc. ("Obagi") business for $190 million in cash. Obagi is a specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons, and other skin care professionals. Obagi revenues were $39 million for the six months ended June 30, 2017 and were $71 million and $91 million during the years 2016 and 2015, respectively. As the nature and profit margins of the Obagi product lines do not align with our U.S. Diversified Products segment and differ from our Dermatology portfolio within our Branded Rx segment, Obagi is not core to our business objectives.
The sales of iNova and Obagi are part of our ongoing efforts to simplify our operating model and strengthen our balance sheet. We expect these transactions to close in the second half of 2017, subject to customary closing conditions, including receipt of applicable regulatory approvals. We expect to use the proceeds from these transactions to pay advisory and legal fees associated with these transactions and the income taxes and other taxes associated with these transactions, if any. The balance of the proceeds will be used to further repay debt under our Senior Secured Credit Facility.
Reducing and Refinancing our Debt
In 2017, we completed a series of transactions which improved our leverage, reduced our annual debt maintenance and extended the maturities of a significant portion of our debt. Through the sale of certain non-core assets, and using cash on hand, we repaid $1,527 million of debt principal during the six months ended June 30, 2017. In addition, by accessing the credit markets, we (i) refinanced $6,312 million which was due to mature in 2018 through 2020, (ii) extended $1,190 million of commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020 and (iii) obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities, that included the removal of the financial maintenance covenants from our term loans. As a result, the financial maintenance covenants apply only with respect to our revolving loans and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. These transactions and debt payments have had the effect of lowering our cash requirements for principal debt payments through 2020 by $6,538 million as of June 30, 2017.
Subsequent to June 30, 2017, we took additional actions to reduce our debt. On July 3, 2017, using the net proceeds from the Dendreon Sale, we repaid $811 million of our Series F Tranche B Term Loan Facility. Then on July 13, 2017, we issued an irrevocable notice of redemption for the remaining $500 million of outstanding 6.75% Senior Notes due August 2018 (the "August 2018 Senior Unsecured Notes"). These notes will be redeemed on August 15, 2017 using cash on hand. The redemption, once completed as contemplated, in conjunction with our repayments through July 3, 2017 and the refinancing we completed in March 2017, reduces mandatory principal repayments of debt due through February 2020 to a nominal amount, providing us with additional liquidity and greater flexibility to execute our business plans.
Debt repayments - We used the proceeds from the sale of non-core assets, including the Skincare Sale, to pay-down $1,341 million of debt under our Senior Secured Credit Facilities during the six months ended June 30, 2017. In addition, we made scheduled principal payments under our Series F Tranche B Term Loan Facility of $86 million and paid down our revolving loans by $100 million during the six months ended June 30, 2017 with cash on hand.

Refinancing - On March 21, 2017, we completed a series of transactions that provided us with additional borrowings, which we used to (i) repay $4,962 million of debt, representing all outstanding amounts of our senior secured (a) Series A-3 Tranche A Term Loan Facility originally due October 2018, (b) Series A-4 Tranche A Term Loan Facility originally due April 2020, (c) Series D-2 Tranche B Term Loan Facility originally due February 2019, (d) Series C-2 Tranche B Term Loan Facility originally due December 2019 and (e) Series E-1 Tranche B Term Loan Facility originally due August 2020, (ii) repay $250 million of revolving loans and (iii) repurchase at a purchase price of 103%, $1,100 million of August 2018 Senior Unsecured Notes.
The sources of funds for the repayments and repurchase of the aforementioned debt obligations and the related fees and expenses were obtained through (i) a comprehensive amendment and refinancing of our Credit Agreement, which, among other matters provided for incremental term loans under our Series F Tranche B Term Loan Facility of $3,060 million maturing April 2022 (the "Series F-3 Tranche B Term Loan"), (ii) issuance of $1,250 million aggregate principal amount of 6.50% Senior Secured Notes due March 15, 2022, (iii) issuance of $2,000 million aggregate principal amount of 7.0% Senior Secured Notes due March 15, 2024, and (iv) the use of cash on hand.
The aforementioned repayments and refinancing has had an impact on our debt portfolio. The table below summarizes our debt portfolio as of June 30, 2017 and December 31, 2016.

		June 30, 2017		December 31, 2016
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2018	$—	$—	$875	$875
Revolving Credit Facility	April 2020	525	525	—	—
Series A-3 Tranche A Term Loan Facility	October 2018	—	—	1,032	1,016
Series A-4 Tranche A Term Loan Facility	April 2020	—	—	668	658
Series D-2 Tranche B Term Loan Facility	February 2019	—	—	1,068	1,048
Series C-2 Tranche B Term Loan Facility	December 2019	—	—	823	805
Series E-1 Tranche B Term Loan Facility	August 2020	—	—	2,456	2,429
Series F Tranche B Term Loan Facility	April 2022	6,610	6,472	3,892	3,815
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,234	—	—
7.00% Secured Notes	March 2024	2,000	1,974	—	—
Senior Unsecured Notes:
6.75%	August 2018	500	498	1,600	1,593
All other Senior Unsecured Notes	March 2020 through April 2025	17,879	17,744	17,743	17,595
Other	Various	14	14	12	12
Total long-term debt		$28,778	$28,461	$30,169	$29,846
The weighted average stated interest rate of the Company's outstanding debt as of June 30, 2017 and December 31, 2016 was 6.06% and 5.75%, respectively.

The aforementioned repayments and other changes in our debt portfolio have lowered our cash requirements for principal debt repayment over the next five years. The scheduled maturities and mandatory amortization payments of our debt obligations for the remainder of 2017, annually for the five years ending December 31, 2022 and thereafter for our debt portfolio as of June 30, 2017 compared with December 31, 2016 were as follows:

(in millions)	June 30, 2017	December 31, 2016
July through December 2017	$811	$—
2018	502	3,738
2019	—	2,122
2020	5,732	7,723
2021	3,521	3,215
2022	6,987	4,281
Thereafter	11,225	9,090
Gross maturities	$28,778	$30,169
Additionally, on July 3, 2017, using the net proceeds from the Dendreon Sale, we repaid $811 million of our Series F Tranche B Term Loan Facility.  This repayment satisfied the $811 million due during the period July through December 2017 in the table above. On July 13, 2017, we issued an irrevocable notice of redemption for the remaining $500 million of outstanding August 2018 Senior Unsecured Notes. These notes will be redeemed on August 15, 2017 using cash on hand and will reduce the 2018 maturities in the table above. The redemption, once completed as contemplated, in conjunction with our repayments through July 3, 2017 and the refinancing we completed in March 2017, reduces mandatory principal repayments of debt due through February 2020 to a nominal amount, providing us with additional liquidity and greater flexibility to execute our business plans.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Long-term Debt” for further details.
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
Other Business Matters
In addition to the matters outlined above, the following events have affected and are expected to affect our business trends:
Walgreens Fulfillment Arrangements
At the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens") and extended these programs to additional participating independent retail pharmacies. Under the terms of the brand fulfillment arrangement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The program under this 20-year agreement initially covers certain of our dermatology products, including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®, and our Addyi® product line. As a result of this fulfillment arrangement, during 2016, we experienced lower average realized pricing associated with these products across all distribution channels. However, we believe we have addressed most of the operational issues we initially experienced as we implemented this arrangement with Walgreens and, as a result, beginning in 2017, we have seen our average realized pricing through this fulfillment arrangement stabilize. The Company also continues to explore options to modify or enhance the Walgreens arrangement to improve the distribution and sales of our products.
Stabilizing the Dermatology Business
We continue our efforts to stabilize our Dermatology business. Since January 2017, we have taken a number of actions which we believe will help stabilize the business, including recruiting a new experienced leadership team, adjusting the size of the sales force and organizing that sales force around roughly 150 territories, as we work to rebuild relationships with prescribers of our products.  In July 2017, we rebranded our dermatology business as Ortho Dermatologics®.  The name change to Ortho Dermatologics® is part of a larger rebranding initiative for the dermatology business, which includes plans for a new logo design.  The rebranding efforts also include a renewed commitment to deliver on an innovative pipeline. In July 2017, Ortho Dermatologics® launched SILIQ™ in the U.S. SILIQ™ is an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. To make this drug affordable and accessible to the broader market, on April 21, 2017, the Company announced that, following the evaluation and approval of the Patient Access and Pricing Committee, it had decided to list SILIQ™ injection at $3,500 per month, which represented the lowest-priced injectable biologic psoriasis treatment on the market at the time of the announcement. In addition, we are also preparing to submit with the FDA, in the second half of 2017, the NDA for IDP-118, for the topical treatment of moderate-to-severe plaque psoriasis in adults.
Regulatory Compliance of the Rochester, New York Facility
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review, by regulatory and governmental agencies, including periodic audits and inspections by the FDA.
In November 2016, we received a Warning Letter issued by the FDA identifying specific Corrective and Preventive Actions ("CAPA") for our Rochester, New York facility. The CAPA matters identified in the Warning Letter were limited to quality and supply chain controls of devices manufactured by third-party vendors and managed by us at the Rochester site. The CAPA matters did not identify any issue with the manufacturing or quality controls of either the drugs or the B&L devices manufactured by us at the Rochester site. Nevertheless, we are committed to the quality of any product or device distributed by us and welcome these inspections as an opportunity to demonstrate that commitment and improve on the current processes. The Company immediately issued a formal Warning Letter Response and began rigorously addressing the CAPA matters. In May 2017, the NY FDA District Office performed a Warning Letter Response Verification inspection to assess the effectiveness of the corrective actions we had taken. The three day inspection resulted in no observations and the FDA investigators indicated they would recommend removal of the Official Action Indicated status to the Center for Devices and Radiological Health Office of Compliance.
Separately, we received notice from the FDA NY District Office that it had concluded the March 2017 FDA inspection of our Rochester site. The inspection focused on the manufacturing and quality controls over our drug manufacturing processes. The notice identified no observations by the FDA investigators during their inspection and confers a compliant status for the Rochester site's drug manufacturing and quality operations.
U.S. Healthcare Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the healthcare industry. In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted in the U.S. The ACA contains several provisions that impact our business, including: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program; (ii) the extension of the Medicaid rebates to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; (iii) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers; and (iv) a fee payable to the federal government based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.
In addition to the above, in 2013: (i) federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D cover gap and (ii) the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on U.S. sales of most medical devices. However, the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two-year moratorium on the medical device excise tax. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016, and ending on December 31, 2017. The ACA also included provisions designed to increase the number of Americans covered by health insurance. In 2014, the ACA's private health insurance exchanges began to operate along with the mandate on individuals to purchase health insurance. The ACA also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government.
For 2016, 2015 and 2014, we incurred costs of $36 million, $28 million and $9 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2016, 2015 and 2014, we also incurred costs of $128 million, $104 million and $43 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). The increase in Medicare Part D coverage gap liability is mainly due to Xifaxan®. Under the legislation which provides for a two-year moratorium on the medical device excise tax beginning January 1, 2016 as discussed above, the Company incurred medical device excise taxes for 2016, 2015 and 2014 of $0, $5 million and $6 million, respectively.

On July 28, 2014, the Internal Revenue Service issued final regulations related to the branded pharmaceutical drug annual fee pursuant to the ACA. Under the final regulations, an entity’s obligation to pay the annual fee is triggered by qualifying sales in the current year, rather than the liability being triggered upon the first qualifying sale of the following year. We adopted this guidance in the third quarter of 2014, and it did not have a material impact on our financial position or results of operations.
The financial impact of the ACA will be affected by certain additional developments over the next few years, including pending implementation guidance and certain healthcare reform proposals. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Also, it is possible, as discussed further below, that under the current administration, legislation will be passed by the Republican-controlled Congress repealing the ACA in whole or in part. Adoption of legislation at the federal or state level could affect demand for, or pricing of, our products.
On January 20, 2017, an executive order was signed requiring the Secretary of Health and Human Services and all other executive departments and agencies to waive, defer, grant exemptions from or delay implementation of certain aspects of the ACA that impose a fiscal burden on any state or a regulatory burden on individuals, healthcare providers and insurers, among others. On May 4, 2017, the U.S. House of Representatives voted to pass the American Health Care Act (the "AHCA"). On June 22, 2017, the Senate released the Better Care Reconciliation Act of 2017 (the "BCRA") bill, which is the Senate's own version of the AHCA. If the BCRA bill is passed by Congress and signed by the President, it would repeal many provisions of the ACA (or any modifications made to the ACA, if it remains in place). There is no assurance that the replacement of the ACA will not adversely affect our business and financial results, particularly if the replacing legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to the reform will affect our business.
Other legislative efforts relating to drug pricing have been proposed and considered at the U.S. federal and state level. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations affecting additional fundamental changes in the healthcare delivery system.
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
A number of our products already face generic competition. In the U.S., these products include, among others, Ammonul®, Atralin®, Carac®, Edecrin®, Glumetza®, Nitropress®, certain strengths of Retin-A Micro®, Targetin® capsules, Tasmar®, Vanos®, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid®, Ziana® and Zovirax® ointment. In Canada, these products include, among others, Aldara®, Glumetza®, Sublinox® and Wellbutrin XL®. In addition, certain of our products face the expiration of their patent or regulatory exclusivity in 2017 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2017 or in later years. Following a loss of exclusivity of and/or generic competition for a product, we anticipate that product sales from such product would decrease significantly shortly following such loss of exclusivity or the entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with the launch of an authorized generic, the decline in product sales of such product would still be expected to be significant and the effect on our future revenues could be material.
Based on patent expiration dates, settlement agreements and/or competitive information, we believe that our products facing a potential loss of exclusivity and/or generic competition in the five year period from 2017 to and including 2021 include, among others, the following key products in the U.S.: in 2017, Istalol®, Isuprel®, Lotemax® Suspension, Mephyton®, and Syprine®, which in aggregate represented 6% of our U.S. and Puerto Rico revenues for 2016; in 2018, Acanya®, Cuprimine®,

Elidel®, Lotemax® Gel, Migranal®, Moviprep® and certain strengths of Solodyn®, which in aggregate represented 7% of our U.S. and Puerto Rico revenues for 2016; in 2019, certain strengths of Solodyn® and Zyclara®, which in aggregate represented 2% of our U.S. and Puerto Rico revenues for 2016; in 2020, Clindagel® which represented 1% of our U.S. and Puerto Rico revenues for 2016; and, in 2021, Bepreve® and Preservision®, which represented 3% of our U.S. and Puerto Rico revenues for 2016. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Carac®, Cardizem®, Onexton®, Uceris®, Relistor®, Locoid® and Xifaxan® in the U.S. and Wellbutrin® XL in Canada), we have commenced infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See Note 18, "LEGAL PROCEEDINGS" to our unaudited Consolidated Financial Statements for further details regarding certain infringement proceedings.
Regulatory Stay for Generic Version of Xifaxan® Extended
As fully discussed in Note 18, “LEGAL PROCEEDINGS - Patent Litigation/Paragraph IV Matters” to our unaudited Consolidated Financial Statements, the Company initiated litigation alleging infringement by Actavis Laboratories FL, Inc. (“Actavis”) which filed an Abbreviated New Drug Application (“ANDA”) for a generic version of the Company’s Xifaxan® (rifaximin) tablets, 550 mg.
In February 2016, the Company received a Notice of Paragraph IV Certification Actavis, in which Actavis asserted that certain U.S. patents, owned or licensed by certain subsidiaries of the Company for Xifaxan® tablets, 550 mg, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Actavis’ generic version of Xifaxan® (rifaximin) tablets, 550 mg, for which it filed an ANDA. On March 23, 2016, the Company initiated litigation against Actavis alleging infringement by Actavis of one or more claims of each of the Xifaxan® patents, thereby triggering a 30-month stay of the approval of Actavis’ ANDA. A seven-day trial was scheduled to commence on January 29, 2018.
However on May 17, 2017, the Company and Actavis announced that at Actavis' request, the parties agreed to stay outstanding litigation and extend the 30-month stay regarding Actavis' ANDA for its generic version of Xifaxan® (rifaximin) 550 mg tablets. The legal action is stayed through April 30, 2018 and cannot be lifted prior to October 31, 2017. All scheduled litigation activities, including the January 2018 trial date, have been indefinitely removed from the Court docket. Further, the parties agree and the Court ordered that Actavis' 30-month regulatory stay shall be extended from August 12, 2018 until no earlier than February 12, 2019 and could be longer if the litigation stay lasts for more than six months.
Although the ultimate outcome of these proceedings is unknown, in part due to the extension of the 30-month regulatory stay of Actavis’ ANDA and the agreement to stay outstanding litigation for the extended periods discussed above, the Company remains confident in the strength of its Xifaxan® patents and believes it will prevail in this matter should it move forward. The Company also continues to believe the allegations raised in Actavis’ notice are without merit and will defend its intellectual property vigorously.
See Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017 for additional information on our competition risks.

SELECTED FINANCIAL INFORMATION

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2017	2016	Change	2017	2016	Change
Revenues	$2,233	$2,420	$(187)	$4,342	$4,792	$(450)
Operating income	$175	$81	$94	$386	$147	$239
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(38)	$(302)	$264	$590	$(676)	$1,266
(Loss) earnings per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$(0.11)	$(0.88)	$0.77	$1.69	$(1.96)	$3.65
Diluted	$(0.11)	$(0.88)	$0.77	$1.68	$(1.96)	$3.64
Financial Performance
Summary of the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenue for the three months ended June 30, 2017 and 2016 was $2,233 million and $2,420 million, respectively, a decrease of $187 million, or 8%. The decrease was primarily driven by lower volumes in our U.S. Diversified and Branded Rx segments, primarily as a result of the loss of exclusivity for a number of products and challenging market dynamics, especially in the dermatology business. Revenues were also negatively affected by divestitures and discontinuations and foreign currencies. The decreases were partially offset by increased volumes in our Bausch + Lomb / International segment, primarily in the Middle East, Europe, Mexico and China. The changes in our segment revenues and segment profits are discussed in detail in the section titled "Reportable Segment Revenues and Profits".
Operating income for the three months ended June 30, 2017 and 2016 was $175 million and $81 million, respectively, an increase of $94 million. Our Operating income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 reflects, among other factors:

•
a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $176 million. The decrease is primarily driven by the decrease in product sales of our existing business (excluding the effects of foreign currencies and divestitures and discontinuances) and includes decreases in contribution from (i) lower volumes of approximately $77 million, (ii) the impact of divestitures and discontinuances of $48 million and (iii) the unfavorable impact of foreign currencies;

•	a decrease in Selling, general, and administrative (“SG&A”) expenses of $12 million primarily attributable to higher direct-to-consumer advertising in 2016 as compared to 2017;

•	a decrease in Research and development of $30 million due to the timing of costs on projects in development;

•
a decrease in Amortization of intangible assets of $50 million which is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets;

•	a decrease in Asset impairments of $145 million associated with product lines considered non-core to our operations and which we have decided to either hold for sale or discontinue; and

•
a decrease in Other income, net of $27 million, which includes an increase in charges for Litigation and other matters of $68 million and was partially offset by the increase in the net gains from the sales of assets of $39 million, which includes the Dendreon Sale.

Operating income of $175 million and $81 million includes non-cash charges for Depreciation and amortization of $667 million and $720 million, Asset impairments of $85 million and $230 million and Share-based compensation of $23 million and $33 million for the three months ended June 30, 2017 and 2016, respectively.
Loss before recovery of income taxes for the three months ended June 30, 2017 and 2016 was $242 million and $377 million, respectively, a decrease of $135 million. The decrease in our Loss before recovery of income taxes is primarily attributable to (i) the increase in Operating income of $94 million discussed above, (ii) the net change in Foreign exchange and other of $27 million and (iii) a decrease in Interest expense of $13 million as a result of lower principal amounts of outstanding debt partially offset by higher interest rates during the three months ended June 30, 2017.
Net loss attributable to Valeant Pharmaceuticals International, Inc. for the three months ended June 30, 2017 and 2016 was $38 million and $302 million, a decrease of $264 million. The decrease in Net loss attributable to Valeant Pharmaceuticals International, Inc. is primarily attributable to the decrease in Loss before recovery of income taxes of $135 million discussed above and the change in Recovery of income taxes of $132 million. See Note 16, "INCOME TAXES" to our unaudited Consolidated Financial Statements for further details.

Summary of the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenue for the six months ended June 30, 2017 and 2016 was $4,342 million and $4,792 million, respectively, a decrease of $450 million, or 9%. The decrease was primarily driven by lower volumes in our U.S. Diversified and Branded Rx segments, primarily as a result of the loss of exclusivity for a number of products and challenging market dynamics, especially in the dermatology business. Revenues were also negatively affected by divestitures and discontinuations and foreign currencies. These decreases were partially offset by increased volumes in our Bausch + Lomb / International segment, primarily in Europe, the Middle East, China and Mexico. The changes in our segment revenues and segment profits are discussed in detail in the section titled "Reportable Segment Revenues and Profits".
Operating income for the six months ended June 30, 2017 and 2016 was $386 million and $147 million, respectively, an increase of $239 million. Our Operating income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 reflects, among other factors:

•
a decrease in contribution of $400 million. The decrease is primarily driven by the decrease in product sales of our existing business and includes decreases in contribution from (i) lower volumes of approximately $241 million and (ii) the impact of divestitures and discontinuances of $67 million;

•
a decrease in SG&A expenses of $164 million primarily attributable to (i) higher direct-to-consumer advertising in 2016 as compared to 2017 and (ii) expenses in 2016 related to the termination of our former Chief Executive Officer. These decreases were partially offset by (i) higher professional fees incurred in connection with ongoing legal matters and executing on our key initiatives and (ii) higher compensation costs associated with our sales force expansion program in our GI business;

•	a decrease in Research and development of $37 million due to the timing of costs on projects in development;

•
a decrease in Amortization of intangible assets of $93 million which is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets;

•	a decrease in Asset impairments of $23 million associated with product lines considered non-core to our operations and which we have decided to either hold for sale or discontinue;

•	a decrease in Restructuring and integration costs of $22 million as the integration of acquisitions in 2015 and prior is substantially complete; and

•
an increase in Other income, net of $238 million, which includes (i) the Gain on the Skincare Sale of $319 million and (ii) the Gain on the Dendreon Sale of $73 million. These increases were partially offset by (i) an unfavorable adjustment to the accruals for Litigation and other matters of $142 million and (ii) the net loss from the sale of other assets for the six months ended June 30, 2017 of $25 million.

Operating income of $386 million and $147 million includes non-cash charges for Depreciation and amortization of $1,341 million and $1,451 million, Asset impairments of $223 million and $246 million and Share-based compensation of $51 million and $97 million for the six months ended June 30, 2017 and 2016, respectively.
Our Loss before recovery of income taxes for the six months ended June 30, 2017 and 2016 was $537 million and $743 million, respectively, a decrease of $206 million. The decrease in our Loss before recovery of income taxes is primarily attributable to (i) the increase in Operating income of $239 million discussed above and (ii) the net change in Foreign exchange and other of $62 million. These changes in Loss before recovery of income taxes were partially offset by (i) the Loss on extinguishment of debt of $64 million during the three months ended March 31, 2017 and (ii) an increase in Interest expense of $34 million resulting from higher interest rates partially offset by the effects of lower principal amounts of outstanding debt.
Net income attributable to Valeant Pharmaceuticals International, Inc. for the six months ended June 30, 2017 was $590 million as compared to Net loss attributable to Valeant Pharmaceuticals International, Inc. for the six months ended June 30, 2016 of $676 million, an increase of $1,266 million. The increase is primarily attributable to (i) the increase in the Recovery for income taxes of $1,063 million primarily associated with discrete items occurring during the six months ended June 30, 2017 and (ii) the decrease in Loss before recovery of income taxes of $206 million described above. See Note 16, "INCOME TAXES" to our unaudited Consolidated Financial Statements for further details.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
(in millions)	Amount	Amount	Amount	Pct.	Amount	Amount	Amount	Pct.
Revenues
Product sales	$2,200	$2,389	$(189)	(8)%	$4,276	$4,725	$(449)	(10)%
Other revenues	33	31	2	6%	66	67	(1)	(1)%
	2,233	2,420	(187)	(8)%	4,342	4,792	(450)	(9)%
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	635	648	(13)	(2)%	1,219	1,268	(49)	(4)%
Cost of other revenues	11	10	1	10%	23	20	3	15%
Selling, general and administrative	659	671	(12)	(2)%	1,320	1,484	(164)	(11)%
Research and development	94	124	(30)	(24)%	190	227	(37)	(16)%
Amortization of intangible assets	623	673	(50)	(7)%	1,258	1,351	(93)	(7)%
Asset impairments	85	230	(145)	(63)%	223	246	(23)	(9)%
Restructuring and integration costs	18	20	(2)	(10)%	36	58	(22)	(38)%
Acquired in-process research and development costs	1	2	(1)	(50)%	5	3	2	67%
Acquisition-related contingent consideration	(49)	7	(56)	(800)%	(59)	9	(68)	(756)%
Other income, net	(19)	(46)	27	(59)%	(259)	(21)	(238)	1,133%
	2,058	2,339	(281)	(12)%	3,956	4,645	(689)	(15)%
Operating income	175	81	94	116%	386	147	239	163%
Interest income	3	2	1	50%	6	3	3	100%
Interest expense	(459)	(472)	13	(3)%	(933)	(899)	(34)	4%
Loss on extinguishment of debt	—	—	—	—%	(64)	—	(64)	—%
Foreign exchange and other	39	12	27	225%	68	6	62	1,033%
Loss before recovery of income taxes	(242)	(377)	135	(36)%	(537)	(743)	206	(28)%
Recovery of income taxes	(205)	(73)	(132)	181%	(1,129)	(66)	(1,063)	1,611%
Net (loss) income	(37)	(304)	267	88%	592	(677)	1,269	187%
Less: Net income (loss) attributable to noncontrolling interest	1	(2)	3	150%	2	(1)	3	300%
Net (loss) income attributable to Valeant Pharmaceuticals International, Inc.	$(38)	$(302)	$264	87%	$590	$(676)	$1,266	187%

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues
Our primary sources of revenues are the sale of pharmaceutical products, OTC products, and medical devices. Our revenue was $2,233 million and $2,420 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $187 million, or 8%. The decrease was primarily driven by (i) the decline in volume from our existing business (excluding foreign currency and divestitures and discontinuations) of $81 million primarily in our U.S. Diversified and Branded Rx segments, primarily as a result of the loss of exclusivity for a number of products and challenging market dynamics, partially offset by increased volumes in our Bausch + Lomb / International segment, primarily in the Middle East, Europe, Mexico and China, (ii) the impact of divestitures and discontinuations of $69 million and (iii) the unfavorable impact of foreign currencies of $55 million which is primarily attributable to the Egyptian pound. These decreases were partially offset by the net increase in average realized pricing of $15 million primarily in our Branded Rx and Bausch + Lomb / International segments.
Our segment revenues and segment profits for the three months ended June 30, 2017 and 2016 are discussed in detail in the subsequent section titled " - Reportable Segment Revenues and Profits".

Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrent with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers.  Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. Such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. Net product sales on these credits are recognized on the date that the wholesaler is notified of the price increase. Provision balances relating to amounts payable to direct customers are netted against trade receivables, and balances relating to indirect customers are included in accrued liabilities.  Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017		2016
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,722	100%	$3,968	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	196	5%	192	5%
Returns	114	3%	114	3%
Rebates	627	17%	603	15%
Chargebacks	510	14%	554	14%
Distribution fees	75	2%	116	3%
Total provisions	1,522	41%	1,579	40%
Net product sales	2,200	59%	2,389	60%
Other revenues	33		31
Revenues	$2,233		$2,420
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41% and 40% for the three months ended June 30, 2017 and 2016, respectively, an increase of 1 percentage point. The increase was primarily driven by:

•
an increase in the provisions for rebates primarily driven by increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. Specifically, the comparisons were impacted primarily by higher provisions for rebates, including managed care rebates for Jublia® and the co-pay assistance programs for launch products and other promoted products including Onexton®, Retin-A Micro®, Microsphere 0.08% and Solodyn®, as well as our GI products. The increase was partially offset by a decrease in rebates for Glumetza® as generic competition caused a decline in volume year over year; and

•
chargebacks associated with certain generic drugs such as Ofloxacin, Cardizem® and Xenazine® increased as sales of these drugs were higher year over year and were offset by decreases associated with (i) lower utilization by the U.S. government of certain products such as Minocin®, Ativan®, and Mysoline® and (ii) better contract pricing as a result of the Company's pricing discipline. During much of 2016, the Company was subject to higher chargeback rates as a result of its 2015 pricing strategies. As a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, the previous chargeback rates, which were substantial, are no longer effective during 2017.

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

Cost of goods sold was $635 million and $648 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $13 million, or 2%. The decrease was primarily driven by: (i) costs attributable to the net decrease in sales volumes from existing businesses, (ii) the impact of divestitures and discontinuations and (iii) the favorable impact of foreign currencies.
Cost of goods sold as a percentage of product sales revenue was 29% and 27% for the three months ended June 30, 2017 and 2016, respectively, an increase of 2 percentage points and was primarily driven by an unfavorable change in our product mix. In 2017, a greater percentage of our revenue is attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than the balance of the Company's products portfolio. Our segment revenues and segment profits are discussed in detail in the subsequent section titled " - Reportable Segment Revenues and Profits".
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
SG&A expenses were $659 million and $671 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $12 million, or 2%. The decrease was primarily driven by:

•
a net decrease in advertising and promotional expenses of $21 million, primarily driven by decreases in (i) advertising as direct-to-consumer advertising in support of our Bausch + Lomb ULTRA® contact lenses, Jublia®, Xifaxan® and other branded products was higher in 2016 as compared to 2017 and (ii) businesses sold; and

•	the favorable impact of foreign currencies of $9 million.
These decreases were partially offset by:

•
an increase in professional fees of $34 million incurred in connection with (i) legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices, (ii) the execution on our key initiatives and (iii) other ongoing corporate and business matters; and

•	incremental expenses associated with our sales force expansion program in our GI business unit of $11 million.
Research and Development
Included in Research and development are costs related to our product development and quality assurance programs. Expenses related to product development include: employee compensation costs; overhead and occupancy costs; depreciation of research and development facilities and equipment; clinical trial costs; clinical manufacturing and scale-up costs; and other third party development costs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards and include: employee compensation costs; overhead and occupancy costs; amortization of software; and other third party costs. In the quarter ended June 30, 2017, we classified certain maintenance costs as costs of sales which in previous periods were included in R&D expenses. The costs incurred for the three months ended June 30, 2017 were approximately $4 million. No adjustments were made to prior periods based on materiality.
R&D expenses were $94 million and $124 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $30 million, or 24%. The decrease was primarily due to the timing of costs on the projects in development and is not representative of our current product development activities.
The decrease in the current quarter represents lower costs associated with projects at the end or near the end of their development cycles. A significant portion of our 2016 R&D expense was dedicated to the dermatology business and included expenses for (i) testing and attaining regulatory approval for Siliq™ (brodalumab), which received FDA approval on February 15, 2017 and was launched in the U.S. on July 27, 2017, (ii) the development and testing of our IDP-118 (a treatment of moderate-to-severe plaque psoriasis), which is at the end of its development cycle and (iii) IDP-124 (a psoriasis medication), which, due to timing, had a lower spend during the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. We expect to file an NDA for IDP-118 later this year and expect to incur significant R&D costs related to IDP-124 in the second half of 2017.

Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" for the scheduled annual amortization of our intangible assets.
Amortization of intangible assets was $623 million and $673 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $50 million, or 7%. The decrease in amortization is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets, resulting in less straight-line amortization in 2017 compared to 2016.
Asset Impairments
Asset impairments were $85 million and $230 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $145 million. We continue to critically evaluate our businesses and product portfolios and as a result identified assets that are not aligned with our core objectives. Asset impairments for the three months ended June 30, 2017 includes (i) impairments of $44 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business, (ii) an impairment of $17 million reflecting a decrease in forecasted sales for a specific product line and (iii) impairments of $16 million related to assets held for sale. Asset impairments for the three months ended June 30, 2016 includes an impairment loss of $199 million associated with the Ruconest® business which was reclassified as held for sale as of June 30, 2016. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" for further information surrounding the asset impairments of our intangible assets.
As part of our ongoing assessment of potential impairment indicators related to our finite-lived and indefinite-lived intangible assets, we closely monitor the performance of our product portfolio, in particular our Addyi® product which was acquired as part of our acquisition of Sprout Pharmaceuticals, Inc. ("Sprout") (the "Sprout Acquisition") and launched in October 2015. As of June 30, 2017, the carrying value of the Addyi® intangible assets were $836 million and contingent consideration associated with the Addyi® business was $421 million. If our ongoing assessments reveal indications of impairment, we may determine that an impairment charge is necessary and such charge could be material.
Restructuring and Integration Costs
Restructuring and integration costs were $18 million and $20 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $2 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited Consolidated Financial Statements for further details regarding these actions.
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
Acquisition-related contingent consideration was a net gain of $49 million for the three months ended June 30, 2017 and included net fair value adjustments of $66 million offset by accretion for the time value of money of $17 million. Acquisition-related contingent consideration was a net expense of $7 million for the three months ended June 30, 2016, and included accretion for the time value of money of $22 million offset by net fair value adjustments of $15 million.

Other Income, Net
Other income, net for the three months ended June 30, 2017 and 2016 consists of the following:

	Three Months Ended June 30,
(in millions)	2017	2016
Gain on the Dendreon Sale (Note 4)	$(73)	$—
Net loss (gain) on other sales of assets	23	(11)
Litigation and other matters	33	(35)
Other, net	(2)	—
	$(19)	$(46)
Litigation and other matters includes amounts provided for certain matters discussed in Note 18, "LEGAL PROCEEDINGS". During the three months ended June 30, 2016, included in Litigation and other matters is a favorable adjustment of $39 million made to certain legal accruals related to the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products and settled during the three months ended June 30, 2016.
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
Interest expense was $459 million and $472 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $13 million, or 3%. Interest expense includes non-cash amortization and write-offs of debt discounts and debt issuance costs of $23 million and $36 million for the three months ended June 30, 2017 and 2016, respectively. The decrease in interest expense was primarily driven by lower principal amounts of outstanding debt during the three months ended June 30, 2017, partially offset by higher interest rates primarily resulting from the March 2017 debt refinancing and amendments to our Credit Agreement. The weighted average stated rates of interest as of June 30, 2017 and 2016 were 6.06% and 5.48%, respectively.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $39 million and $12 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $27 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
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
Recovery of income taxes was $205 million and $73 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $132 million.
Our effective income tax rate for the three months ended June 30, 2017 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) a benefit for current quarter activity of our deferred tax asset on the outside basis difference of our U.S. consolidated group expected to be realized from internal restructurings of $320 million, (b) a $217 million tax charge for our divestitures during the three months ended June 30, 2017 and (c) a tax charge relating to the vesting of employee held stock options and restricted stock units during the three months ended June 30, 2017.

Our effective income tax rate for the three months ended June 30, 2016 differs from the statutory Canadian income tax rate primarily due to: (i) tax expense generated from our annualized mix of earnings by jurisdiction, (ii) the discrete treatment of: (a) an adjustment to the accrual established for legal expenses and (b) a significant impairment of an intangible asset, (iii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iv) the quarterly accrual of interest on uncertain tax positions.
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

Segment profit is based on operating income after the elimination of intercompany transactions (including transactions with any consolidated variable interest entities). Certain costs, such as amortization and impairments of intangible assets, goodwill impairment, certain R&D expenses not specific to our active portfolio, acquired in-process research and development costs, restructuring, integration and acquisition-related costs, and other (income) expense, are not included in the measure of segment profit, as management excludes these items in assessing financial performance. In addition, a portion of share-based compensation, representing the difference between actual and budgeted expense, is not allocated to segments. See Note 19, "SEGMENT INFORMATION" to our unaudited Consolidated Financial Statements for a reconciliation of segment profit to Loss before recovery of income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the three months ended June 30, 2017 and 2016. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,241	56%	$1,277	53%	$(36)	(3)%
Branded Rx	636	28%	653	27%	(17)	(3)%
U.S. Diversified Products	356	16%	490	20%	(134)	(27)%
Total revenues	$2,233	100%	$2,420	100%	$(187)	(8)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$377	30%	$382	30%	$(5)	(1)%
Branded Rx	341	54%	337	52%	4	1%
U.S. Diversified Products	255	72%	384	78%	(129)	(34)%
Total segment profits	$973	44%	$1,103	46%	$(130)	(12)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $1,241 million and $1,277 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $36 million, or 3%. The decrease was primarily driven by:

•
the unfavorable impact of foreign currencies of $55 million, primarily due to the strengthening of the U.S. dollar against certain currencies, primarily the Egyptian pound which represents $46 million of the unfavorable impact. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to revenue generated from the Amoun business we acquired in October 2015, which represented approximately 2% of our 2016 total revenues or approximately 5% of 2016 revenues from our Bausch + Lomb/International segment. Further strengthening of the U.S. dollar and/or the devaluation of other countries' currencies could have a negative impact on our reported international revenue. Revenue outside the U.S. and Puerto Rico was approximately 35% of our total 2016 revenues; and

•	the impact of the Skincare Sale and other divestitures and discontinuations of $51 million.
These factors were partially offset by:

•
an increase in product sales volume from our existing business (excluding foreign currency and divestitures and discontinuations) of $50 million. The increase in volume was primarily driven by increases in our international volumes, primarily in the Middle East, Europe, Mexico and China, of $51 million, while the U.S. Bausch + Lomb volumes were flat; and

•
an increase in average realized pricing of $20 million, primarily in the Middle East and, to a lesser extent, U.S. ophthalmology, Latin America and China. The increase in average realized pricing was partially offset by lower average realized pricing in Mexico, Canada, and the Bausch + Lomb consumer and vision care products in the U.S.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended June 30, 2017 and 2016 was $377 million and $382 million, respectively, a decrease of $5 million, or 1%. The decrease was primarily driven by (i) the decrease in contribution from the Skincare Sale and other divestitures and discontinuations of $34 million and (ii) the unfavorable impact of foreign currencies on the existing business due to the strengthening of the U.S. dollar against certain currencies of $26 million, primarily the Egyptian pound. These factors were partially offset by (i) an increase in contribution as a result of the increases in volume and average realized pricing as discussed above and (ii) a decrease in operating expenses (excluding amortization and impairments of intangible assets) of $33 million primarily in advertising and promotion as a result of the Skincare Sale and other divestitures and discontinuances.
Branded Rx Segment:
Branded Rx Segment Revenue
The Branded Rx segment has a diversified product line which includes Xifaxan® and Provenge®. Xifaxan® accounted for 37% and 31% of the Branded Rx segment product sales and 11% and 8% of the Company's product sales for the three months ended June 30, 2017 and 2016, respectively. Provenge® accounted for 13% and 12% of the Branded Rx segment product sales and 4% and 3% of the Company's product sales for the three months ended June 30, 2017 and 2016, respectively. No other single product group represents 10% or more of the Branded Rx segment product sales. The Branded Rx segment revenue for the three months ended June 30, 2017 and 2016 was $636 million and $653 million, respectively, a decrease of $17 million, or 3%. The decrease was primarily seen in certain dermatology product lines and GI product lines and driven by:

•
a decrease in volume from our existing business of $50 million primarily driven by (i) the dermatology business, most notably with our Jublia® product which continues to experience lower volumes since the change in our fulfillment model and (ii) generic competition as certain products lost exclusivity, such as our Glumetza® and Zegerid® products in our GI business and our Carac®, Targetin® and Ziana® products in our dermatology business unit. These decreases in volume were partially offset by increased demand for certain GI products particularly for our Xifaxan®, Apriso® and Relistor® tablet products; and

•	the decrease from the impact of divestitures and discontinuations of $14 million.
These factors were partially offset by the increase in pricing of $44 million primarily driven by: (i) increased wholesale selling prices and (ii) lower discounts within the GI business in 2017 when compared to 2016. As discussed above in " - Cash Discounts and Allowances, Chargebacks and Distribution Fees," as a result of corrective actions taken by the Company and its continued pricing discipline during 2016, chargeback rates within the GI business are lower in 2017 when compared to 2016. This resulted in an increase in average realized pricing and were partially offset by higher managed care rebates, particularly in the dermatology business and, to a lesser extent, the GI business.
Branded Rx Segment Profit
The Branded Rx segment profit for the three months ended June 30, 2017 and 2016 was $341 million and $337 million, respectively, an increase of $4 million, or 1%. The increase was primarily driven by:

•	a decrease in operating expenses of $13 million primarily related to lower advertising and promotional expenses; and

•	an increase in contribution from our existing business as a result of higher average realized pricing partially offset by lower volume.

These factors were partially offset by a decrease in contribution from the impact of divestitures and discontinuations of $11 million.
U.S. Diversified Products Segment:
U.S. Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$58	16%	$80	16%	$(22)	(28)%
Isuprel®	33	9%	40	8%	(7)	(18)%
Xenazine US®	32	9%	42	9%	(10)	(24)%
Syprine®	27	8%	20	4%	7	35%
Cuprimine®	20	6%	25	5%	(5)	(20)%
Ativan®	16	4%	9	2%	7	78%
Migranal AG®	15	4%	16	3%	(1)	(6)%
Mephyton®	9	3%	14	3%	(5)	(36)%
Aplenzin®	9	3%	11	2%	(2)	(18)%
Glumetza AG®	8	2%	—	—%	8	—%
Other product revenues	125	35%	228	47%	(103)	(45)%
Other revenues	4	1%	5	1%	(1)	(20)%
Total U.S. Diversified revenues	$356	100%	$490	100%	$(134)	(27)%
The U.S. Diversified segment revenue for the three months ended June 30, 2017 and 2016 was $356 million and $490 million, respectively, a decrease of $134 million, or 27%. The decrease was primarily driven by decreases in volume of $81 million and average realized pricing of $49 million. The decrease in volumes and average realized pricing is primarily driven by generic competition to certain products, such as Nitropress®, Virazole®, Edecrin®, Wellbutrin® and Xenazine® in our neurology business unit and Zegerid® in our generics business unit.
U.S. Diversified Products Segment Profit
The U.S. Diversified segment profit for three months ended June 30, 2017 and 2016 was $255 million and $384 million, respectively, a decrease of $129 million, or 34% and was primarily driven by the decrease in contribution from our existing business as a result of lower volumes and average realized pricing.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues
Our revenue was $4,342 million and $4,792 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $450 million, or 9%. The decrease was primarily driven by (i) the decline in product sales from our existing business (excluding foreign currency and divestitures and discontinuations) of $258 million primarily driven by lower volumes in our U.S. Diversified and Branded Rx segments, primarily as a result of the loss of exclusivity for a number of products and challenging market dynamics, partially offset by increased volumes in our Bausch + Lomb / International segment, primarily in Europe, the Middle East, China and Mexico, (ii) the impact of divestitures and discontinuations of $97 million and (iii) the unfavorable impact of foreign currencies of $95 million which is primarily attributable to the Egyptian pound.
Our segment revenues and segment profits for the six months ended June 30, 2017 and 2016 are discussed in detail in the subsequent section titled " - Reportable Segment Revenues and Profits".
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017		2016
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$7,308	100%	$7,904	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	399	5%	368	5%
Returns	222	3%	243	3%
Rebates	1,238	17%	1,196	15%
Chargebacks	1,022	14%	1,146	14%
Distribution fees	151	2%	226	3%
Total provisions	3,032	41%	3,179	40%
Net product sales	4,276	59%	4,725	60%
Other revenues	66		67
Revenues	$4,342		$4,792
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 41% and 40% for the six months ended June 30, 2017 and 2016, respectively, an increase of 1 percentage point. The increase was primarily driven by:

•
an increase in the provisions for rebates primarily driven by increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. Specifically, the comparisons were impacted primarily by higher provisions for rebates, including managed care rebates for Jublia® and the co-pay assistance programs for launch products and other promoted products including Onexton®, Retin-A Micro®, Microsphere 0.08% and Solodyn®, as well as our GI products. The increase was partially offset by a decrease in rebates for Glumetza® as generic competition caused a decline in volume year over year;

•
chargebacks associated with certain generic drugs such as Ofloxacin, Cardizem® and Xenazine® increased as sales of these drugs were higher year over year. These increases in chargebacks were offset by decreases associated with (i) lower utilization by the U.S. government of certain products such as Minocin®, Ativan®, and Mysoline® and (ii) better contract pricing as a result of the Company's pricing discipline. During much of 2016, the Company was subject to higher chargeback rates as a result of its 2015 pricing strategies. As a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, the previous chargeback rates, which were substantial, are no longer effective during 2017; and

•
a decrease in distribution service fees due in part to higher offsetting price appreciation credits. Price appreciation credits offset against the total distribution service fees we pay on all of our products to each wholesaler. Price appreciation credits were $10 million and $3 million for the six months ended June 30, 2017 and 2016, respectively.

Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,219 million and $1,268 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $49 million, or 4%. The decrease was primarily driven by: (i) costs attributable to the net decrease in sales volumes from existing businesses, (ii) the favorable impact of foreign currencies, (iii) lower amortization of acquisition accounting adjustments related to inventories and (iv) the impact of divestitures and discontinuations.
Cost of goods sold as a percentage of product sales revenue was 29% and 27% for the six months ended June 30, 2017 and 2016, respectively, an increase of 2 percentage point and was primarily driven by an unfavorable change in our product mix. In 2017, a greater percentage of our revenue is attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than the balance of the Company's products portfolio, in part due to the loss of exclusivity previously discussed with respect to certain higher gross margin products. These increases in costs of goods sold as a percentage of product sales revenue were partially offset by acquisition accounting adjustments related to inventories expensed in 2016 of $37 million (or 1% of 2016 product revenues). Our segment revenues and segment profits are discussed in detail in the subsequent section titled "Reportable Segment Revenues and Profits".
Selling, General and Administrative Expenses
SG&A expenses were $1,320 million and $1,484 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $164 million, or 11%. The decrease was primarily driven by:

•
a net decrease in advertising and promotional expenses of $129 million, primarily driven by decreases in (i) advertising as direct to consumer advertising in support of our Jublia®, Xifaxan®, Bausch + Lomb ULTRA® contact lenses and other branded products was higher in 2016 as compared to 2017 and (ii) expenses with businesses sold;

•
termination benefits associated with our former Chief Executive Officer of $37 million recognized during the six months ended June 30, 2016 consisting of (i) the pro-rata vesting of performance-based restricted stock units ("RSUs") (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (ii) a cash severance payment and (iii) a pro-rata annual cash bonus; and

•	the favorable impact of foreign currencies of $21 million.
These factors were partially offset by:

•
an increase in professional fees of $64 million incurred in connection with (i) legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices, (ii) the execution on our key initiatives and (iii) other ongoing corporate and business matters; and

•	incremental expenses associated with our sales force expansion program in our GI business of $20 million.
Research and Development
R&D expenses were $190 million and $227 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $37 million, or 16%. The decrease was primarily due to the timing of costs on the projects in development and is not representative of our current product development activities.
The decrease in the current year represents lower costs associated with projects at the end or near the end of their development cycles. A significant portion of our 2016 R&D expense was dedicated to the dermatology business and included expenses for (i) testing and attaining regulatory approval for Siliq™ (brodalumab), which received FDA approval on February 15, 2017 and was launched in the U.S. on July 27, 2017, (ii) the development and testing of our IDP-118 (a treatment of moderate-to-severe plaque psoriasis), which is at the end of its development cycle and (iii) IDP-124 (a psoriasis medication), which, due to timing, had a lower spend during the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. We expect to file an NDA for IDP-118 later this year and expect to incur significant R&D costs related to IDP-124 in the second half of 2017.
Amortization of Intangible Assets
Amortization of intangible assets was $1,258 million and $1,351 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $93 million, or 7%. The decrease in amortization is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets, resulting in less straight-line amortization in 2017 compared to 2016. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" for the scheduled annual amortization of our intangible assets.
Asset Impairments
Asset impairments were $223 million and $246 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $23 million. We continue to critically evaluate our businesses and product portfolios and as a result identified assets that are not aligned with our core objectives. Asset impairments for the six months ended June 30, 2017 includes (i) impairments of $113 million to assets reclassified as held for sale, (ii) impairments of $80 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business and (iii) an impairment of $17 million reflecting a decrease in forecasted sales for a specific product line. Asset impairments for the six months ended June 30, 2016 includes an impairment loss of $199 million associated with the Ruconest® business which was reclassified as held for sale as of June 30, 2016. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" for further information surrounding the asset impairments of our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $36 million and $58 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $22 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited Consolidated Financial Statements for further details regarding these actions.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a net gain of $59 million for the six months ended June 30, 2017 and included net fair value adjustments of $94 million offset by accretion for the time value of money of $35 million. Acquisition-related contingent consideration was a net expense of $9 million for the six months ended June 30, 2016, and included accretion for the time value of money of $47 million offset by net fair value adjustments of $38 million.
Other Income, Net
Other income, net for the six months ended June 30, 2017 and 2016 consists of the following:

	Six Months Ended June 30,
(in millions)	2017	2016
Gain on the Skincare Sale (Note 4)	$(319)	$—
Gain on the Dendreon Sale (Note 4)	(73)	—
Net loss (gain) on other sales of assets	25	(9)
Deconsolidation of Philidor	—	19
Litigation and other matters	109	(33)
Other, net	(1)	2
	$(259)	$(21)
Litigation and other matters includes amounts provided for certain matters discussed in Note 18, "LEGAL PROCEEDINGS". During the six months ended June 30, 2016, included in Litigation and other matters is a favorable adjustment of $39 million made to certain legal accruals related to the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products and settled during the three months ended June 30, 2016.
Non-Operating Income and Expense
Interest Expense
Interest expense was $933 million and $899 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $34 million, or 4%. Interest expense includes non-cash amortization and write-offs of debt discounts and debt issuance costs of $66 million and $57 million for the six months ended June 30, 2017 and 2016, respectively. The increase in interest expense was primarily driven by higher interest rates resulting from the March 2017 debt refinancing and amendments to our Credit Agreement, partially offset by lower principal amounts of outstanding debt during the six months ended June 30, 2017. The weighted average stated rates of interest as of June 30, 2017 and 2016 were 6.06% and 5.48%, respectively.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $64 million for the six months ended June 30, 2017. In March 2017, we completed a series of transactions which allowed us to refinance a portion of our debt arrangements. Under U.S. GAAP, we were required to account for a portion of these transactions as an extinguishment of debt. A loss representing the difference between the amounts paid to settle the extinguished debt and the extinguished debt's carrying value (the debt's stated principal net of unamortized debt discount and debt issuance costs) was recognized. See Note 10, "FINANCING ARRANGEMENTS" to our unaudited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $68 million and $6 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $62 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Recovery of income taxes was $1,129 million and $66 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $1,063 million.
Our effective income tax rate for the six months ended June 30, 2017 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of (a) the establishment of a $1,863 million deferred tax asset on the outside basis difference of our U.S. consolidated group expected to be realized from internal restructuring transactions, (b) a $635 million tax charge for the impact of internal restructuring transactions, (c) a $234 million tax charge for our divestitures during the six months ended June 30, 2017 and (d) a tax benefit relating to the accrual for litigation matters.
Our effective income tax rate for the six months ended June 30, 2016 differs from the statutory Canadian income tax rate primarily due to: (i) the tax expense generated from our annualized mix of earnings by jurisdiction, (ii) the discrete treatment of: (a) an adjustment to the accrual established for legal expenses and (b) a significant impairment of an intangible asset, (iii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iv) the quarterly accrual of interest on uncertain tax positions.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the six months ended June 30, 2017 and 2016. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$2,391	55%	$2,423	50%	$(32)	(1)%
Branded Rx	1,240	29%	1,318	28%	(78)	(6)%
U.S. Diversified Products	711	16%	1,051	22%	(340)	(32)%
Total revenues	$4,342	100%	$4,792	100%	$(450)	(9)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$710	30%	$691	29%	$19	3%
Branded Rx	667	54%	594	45%	73	12%
U.S. Diversified Products	519	73%	848	81%	(329)	(39)%
Total segment profits	$1,896	44%	$2,133	45%	$(237)	(11)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $2,391 million and $2,423 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $32 million, or 1%. The decrease was primarily driven by:

•
the unfavorable impact of foreign currencies of $95 million, primarily due to the strengthening of the U.S. dollar against certain currencies, primarily relates to the Egyptian pound which represents $88 million of the unfavorable impact; and

•	the impact of the Skincare Sale and other divestitures and discontinuations of $72 million.
These factors were partially offset by:

•
an increase in product sales volume from our existing business (excluding foreign currency and divestitures and discontinuations) of $99 million. The increase in volume was primarily driven by international volumes, primarily in Europe, the Middle East, China and Mexico, of $111 million, partially offset by declines in U.S. Bausch + Lomb volumes of $12 million; and

•
an increase in average realized pricing of $35 million, primarily in the Middle East and, to a lesser extent, U.S. ophthalmology, Latin America and Asia. The increase in average realized pricing was partially offset by lower average realized pricing in the Bausch + Lomb surgical and vision care products in the U.S.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for six months ended June 30, 2017 and 2016 was $710 million and $691 million, respectively, an increase of $19 million, or 3%. The increase was primarily driven by:

•	an increase in contribution as a result of increases in volume and average realized pricing as discussed above; and

•
a decrease in operating expenses (excluding amortization and impairments of intangible assets) of $50 million primarily in advertising and promotion, including expenses eliminated as a result of the Skincare Sale and other divestitures and discontinuances.

These factors were partially offset by:

•	the decrease in contribution from the impact of the Skincare Sale and other divestitures and discontinuations of $48 million; and

•	the unfavorable impact of foreign currencies on the existing business due to the strengthening of the U.S. dollar against certain currencies of $35 million, primarily the Egyptian pound.
Branded Rx Segment:
Branded Rx Segment Revenue
The Branded Rx segment has a diversified product line which includes Xifaxan® and Provenge®. Xifaxan® accounted for 34% and 31% of the Branded Rx segment product sales and 10% and 9% of the Company's product sales for the six months ended June 30, 2017 and 2016, respectively. Provenge® accounted for 13% and 11% of the Branded Rx segment product sales and 4% and 3% of the Company's product sales for the six months ended June 30, 2017 and 2016, respectively. No other single product group represents 10% or more of the Branded Rx segment product sales. The Branded Rx segment revenue for the six months ended June 30, 2017 and 2016 was $1,240 million and $1,318 million, respectively, a decrease of $78 million, or 6%. The decrease was primarily seen in certain dermatology and GI product lines and driven by:

•
a decrease in volume from our existing business of $124 million primarily driven by (i) lower demand within the GI business most notably with our Uceris® products attributable to (a) competition and (b) the increase in high deductible medical plans, (ii) the dermatology business, most notably with our Jublia® product which continues to experience lower volumes since the change in our fulfillment model and (iii) generic competition as certain products lost exclusivity, such as our Glumetza® and Zegerid® products in our GI business and our Carac®, Targetin® and Ziana® products in our dermatology business; and

•	the decrease from the impact of divestitures and discontinuations of $21 million.
These factors were partially offset by the increase in pricing of $66 million primarily driven by (i) increased wholesale selling prices and (ii) lower discounts within the GI business in 2017 when compared to 2016. As discussed above in "Cash Discounts and Allowances, Chargebacks and Distribution Fees," as a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, chargeback rates within the GI business are lower in 2017 when compared to 2016. This resulted in an increase in average realized pricing and were partially offset by higher managed care rebates particularly in the dermatology business and to a lesser extent the GI business.
Branded Rx Segment Profit
The Branded Rx segment profit for the six months ended June 30, 2017 and 2016 was $667 million and $594 million, respectively, an increase of $73 million, or 12%. The increase was primarily driven by:

•	a decrease in operating expenses of $114 million primarily related to lower advertising and promotional expenses; and

•	acquisition accounting adjustments related to inventories expensed in 2016 of $32 million.
These factors were partially offset by:

•	a decrease in contribution from our existing business as a result of lower volumes partially offset by higher average realized pricing; and

•	a decrease in contribution from the impact of divestitures and discontinuations of $16 million.

U.S. Diversified Products Segment:
U.S. Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$108	15%	$147	14%	$(39)	(27)%
Isuprel®	72	10%	106	10%	(34)	(32)%
Xenazine US®	61	9%	89	8%	(28)	(31)%
Syprine®	47	7%	43	4%	4	9%
Cuprimine®	40	6%	53	5%	(13)	(25)%
Ativan®	33	5%	21	2%	12	57%
Migranal AG®	26	4%	25	2%	1	4%
Mephyton®	26	4%	30	3%	(4)	(13)%
Glumetza AG®	20	3%	—	—%	20	—%
Aplenzin®	17	2%	23	2%	(6)	(26)%
Other product revenues	253	36%	504	48%	(251)	(50)%
Other revenues	8	1%	10	1%	(2)	(20)%
Total U.S. Diversified revenues	$711	100%	$1,051	100%	$(340)	(32)%
The U.S. Diversified segment revenue for the six months ended June 30, 2017 and 2016 was $711 million and $1,051 million, respectively, a decrease of $340 million, or 32%. The decrease was primarily driven by the decrease in volume of $238 million and the decrease in average realized pricing of $96 million. The decrease in volumes and average realized pricing is primarily driven by generic competition to certain products, such as Nitropress®, Wellbutrin®, Isuprel® and Xenazine® in our neurology business unit and Zegerid® in our generics business unit.
U.S. Diversified Products Segment Profit
The U.S. Diversified segment profit for six months ended June 30, 2017 and 2016 was $519 million and $848 million, respectively, a decrease of $329 million, or 39% and was primarily driven by the decrease in contribution from our existing business as a result of lower volumes and average realized pricing.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
	2017	2016	Change
(in millions)	Amount	Amount	Amount	Pct.
Net income (loss)	$592	$(677)	$1,269	(187)%
Adjustments to reconcile net income (loss) to net cash provided by operating activities	2	1,673	(1,671)	(100)%
Changes in operating assets and liabilities	628	9	619	6,878%
Net cash provided by operating activities	1,222	1,005	217	22%
Net cash provided by (used in) investing activities	1,928	(62)	1,990	(3,210)%
Net cash used in financing activities	(1,691)	(691)	(1,000)	145%
Effect of exchange rate on cash and cash equivalents	24	3	21	700%
Net increase in cash and cash equivalents	1,483	255	1,228	482%
Cash, cash equivalents and restricted cash, beginning of period	542	597	(55)	(9)%
Cash, cash equivalents and restricted cash, end of period	$2,025	$852	$1,173	138%

Operating Activities
Net cash provided by operating activities was $1,222 million and $1,005 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $217 million, or 22%. The increase is primarily attributable to changes in our operating assets and liabilities partially offset by the changes in our operating results discussed above.
For the six months ended June 30, 2017 and 2016, changes in our operating assets and liabilities resulted in a net increase in cash of $628 million and $9 million, respectively. For the six months ended June 30, 2017, the change in our operating assets and liabilities was primarily driven by the collection of trade receivables, primarily attributable to our fulfillment agreement with Walgreens in resolution of certain 2016 billing issues, and the impact of the timing of payments and receipts in the ordinary course of business. The changes in our operating assets and liabilities were partially offset by $190 million of payments (net of insurance proceeds) in resolution of the Salix securities class action litigation. For the six months ended June 30, 2016, the change in our operating assets and liabilities was primarily driven by the reduction in prepaid expenses and other current assets and was partially offset by increases in our inventories and the impact of the timing of payments and receipts in the ordinary course of business. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding the Salix securities litigation matter.
Investing Activities
Net cash provided by investing activities was $1,928 million for the six months ended June 30, 2017 and was primarily driven by the net proceeds from sales of non-core assets of $2,144 million, which includes the Skincare Sale and the Dendreon Sale. See Note 4, "DIVESTITURES" to our unaudited Consolidated Financial Statements for further details. Net cash used in investing activities was $62 million for the six months ended June 30, 2016 and included a reduction in cash due to the deconsolidation of a former subsidiary of $30 million and payments for businesses previously acquired of $19 million. Other uses of cash by investing activities for the six months ended June 30, 2017 and 2016 included payments for purchases of property, plant and equipment of $75 million and $128 million and acquisitions of intangible assets and other assets previously acquired of $141 million and $10 million, respectively.
Financing Activities
Net cash used in financing activities was $1,691 million for the six months ended June 30, 2017 and was primarily driven by the net reduction in our debt portfolio. Net cash used in financing activities includes (i) repayments of term loans under our Senior Secured Credit Facilities of $6,303 million, (ii) repayments of principal amounts due under our August 2018 Senior Unsecured Notes of $1,100 million, (iii) repayments of amounts borrowed on our revolving credit facility of $350 million, (iv) scheduled debt repayments of $86 million and (v) payments for costs associated with the refinancing of certain debt on March 21, 2017 of $39 million. These payments were funded with the net proceeds from the sales of non-core assets, including the Skincare Sale, cash on hand and $6,232 million of net proceeds from the issuance of long-term debt, which included (i) $3,022 million from incremental Series F-3 Tranche B Term Loan of $3,060 million obtained in the March 21, 2017 refinancing, (ii) $1,975 million from the issuance of $2,000 million of 7.0% Senior Secured Notes due 2024 and (iii) $1,235 million from the issuance of $1,250 million of 6.5% Senior Secured Notes due 2022. Net cash used in financing activities was $691 million for the six months ended June 30, 2016 and included (i) term loan repayments under our Senior Secured Credit Facilities of $1,153 million, (ii) payments of deferred consideration of $500 million in connection with the Sprout Acquisition, (iii) payments of financing costs associated with Amendment No. 12 and Waiver to the Credit Agreement in April 2016 of $65 million, (iv) payments of contingent considerations associated with acquisitions in 2015 and prior of $44 million and (v) other payments of deferred consideration of $16 million. These uses of cash in 2016 were partially offset by net borrowings on our revolving credit facility of $1,100 million.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited Consolidated Financial Statements for additional information regarding the financing activities described above.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
In June 2017, we entered into a definitive agreement to sell our iNova business for $930 million in cash. In July 2017, we entered into a definitive agreement to sell our Obagi business for $190 million in cash. These transactions are expected to close in 2017, subject to customary closing conditions, including receipt of applicable regulatory approvals. We expect to use the proceeds from these transactions to pay advisory and legal fees associated with these transactions and related income taxes and other taxes associated with these transactions, if any. We will use the balance of the proceeds from these transactions and other divestitures of assets, if any, to repay principal amounts of our Series F Tranche B Term Loan Facility.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2017 through 2019.
Long-term Debt
Long-term debt, net of unamortized discounts and finance costs was $28,461 million and $29,846 million as of June 30, 2017 and December 31, 2016, respectively. Aggregate contractual principal amounts due under our debt obligations were $28,778 million and $30,169 million as of June 30, 2017 and December 31, 2016, respectively, a decrease of $1,391 million during the six months ended June 30, 2017.
In 2017, we completed a series of transactions which improved our leverage, reduced our annual debt maintenance and extended the maturities of a significant portion of our debt. Through the sale of certain non-core assets, and using cash on hand, we repaid $1,527 million of debt principal during the six months ended June 30, 2017. In addition, by accessing the credit markets, we (i) refinanced $6,312 million which was due to mature in 2018 through 2020, (ii) extended $1,190 million of commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020 and (iii) obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities, that included the removal of the financial maintenance covenants from our term loans. As a result, the financial maintenance covenants apply only with respect to our revolving loans and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. These transactions and debt payments have had the effect of lowering our cash requirements for principal debt payments through 2020 by $6,538 million as of June 30, 2017.
Subsequent to June 30, 2017, we took additional actions to reduce our debt. On July 3, 2017, using the net proceeds from the Dendreon Sale, we repaid $811 million of our Series F Tranche B Term Loan Facility. On July 13, 2017, we issued an irrevocable notice of redemption for the remaining $500 million of outstanding August 2018 Senior Unsecured Notes. These notes will be redeemed on August 15, 2017 using cash on hand. The redemption, once completed as contemplated, in conjunction with our repayments through July 3, 2017 and the refinancing we completed in March 2017, reduces mandatory principal repayments of debt due through February 2020 to a nominal amount, providing us with additional liquidity and greater flexibility to execute our business plans.
Debt repayments - We used the proceeds from the sale of non-core assets, including the Skincare Sale, to pay-down $1,341 million of debt under our Senior Secured Credit Facilities during the six months ended June 30, 2017. In addition, we made scheduled principal payments under our Series F Tranche B Term Loan Facility of $86 million and paid down our revolving loans by $100 million during the six months ended June 30, 2017 with cash on hand.
Refinancing - On March 21, 2017, we completed a series of transactions that provided us with additional borrowings, which we used to (i) repay $4,962 million of debt, representing all outstanding amounts of our senior secured (a) Series A-3 Tranche A Term Loan Facility originally due October 2018, (b) Series A-4 Tranche A Term Loan Facility originally due April 2020, (c) Series D-2 Tranche B Term Loan Facility originally due February 2019, (d) Series C-2 Tranche B Term Loan Facility originally due December 2019 and (e) Series E-1 Tranche B Term Loan Facility originally due August 2020, (ii) repay $250 million of revolving loans and (iii) repurchase, at a purchase price of 103%, $1,100 million of August 2018 Senior Unsecured Notes.
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

The repayments and other changes in our debt portfolio have lowered our cash requirements for principal debt repayment over the next five years. The scheduled maturities and mandatory amortization payments of our long-term debt for the remainder of 2017, for each year through 2022 and thereafter for our debt portfolio as of June 30, 2017 compared to December 31, 2016 were as follows:

(in millions)	June 30, 2017	December 31, 2016
July through December 2017	$811	$—
2018	502	3,738
2019	—	2,122
2020	5,732	7,723
2021	3,521	3,215
2022	6,987	4,281
Thereafter	11,225	9,090
Gross maturities	$28,778	$30,169
Additionally, on July 3, 2017, using the net proceeds from the Dendreon Sale, we repaid $811 million of our Series F Tranche B Term Loan Facility.  This repayment satisfied the $811 million due during the period July through December 2017 in the table above. On July 13, 2017, we issued an irrevocable notice of redemption for the remaining $500 million of outstanding August 2018 Senior Unsecured Notes. These notes will be redeemed on August 15, 2017 using cash on hand and reduces the 2018 maturities in the table above. The redemption, once completed as contemplated, in conjunction with our repayments through July 3, 2017 and the refinancing we completed in March 2017, reduces mandatory principal repayments of debt due through February 2020 to a nominal amount, providing us with additional liquidity and greater flexibility to execute our business plans.
The weighted average stated rate of interest of the Company's outstanding debt as of June 30, 2017 and December 31, 2016 was 6.06% and 5.75%, respectively.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit and Guaranty Agreement (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of June 30, 2017, the Credit Agreement provided for (i) a $1,500 million revolving credit facility through April 20, 2018 and thereafter $1,190 million revolving credit facility through April 2020, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the “Revolving Credit Facility”) and (ii) a Series F Tranche B Term Loan Facility which matures April 2022.
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
In late April 2017, using the remaining proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, we repaid $220 million of our Series F Tranche B Term Loan Facility. On July 3, 2017, using the net proceeds from the Dendreon Sale, we repaid $811 million of our Series F Tranche B Term Loan Facility.  On July 13, 2017, we issued an irrevocable notice of redemption for the remaining $500 million of outstanding August 2018 Senior Unsecured Notes. These notes will be redeemed on August 15, 2017 using cash on hand. The redemption, once completed as contemplated, in conjunction with our repayments through July 3, 2017 and the refinancing we completed in March 2017, reduces mandatory principal repayments of debt due through February 2020 to a nominal amount, providing us with additional liquidity and greater flexibility to execute our business plans.
Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to, at the Company's option from time to time, either (i) a base rate determined by reference to the higher of (a) the prime rate (as defined in the Credit Agreement) and (b) the federal funds effective rate plus 1/2 of 1% or (ii) a LIBO rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. These applicable margins are subject to increase or decrease quarterly based on the secured leverage ratio beginning with the quarter ended June 30, 2017. Based on its calculation of the Company’s secured leverage ratio, management does not anticipate any such increase or decrease to the current applicable margins for the next applicable period.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.75% with respect to base rate borrowings and 3.75% with respect to LIBO rate borrowings.  As of June 30, 2017, the stated rate of interest on the Revolving Credit Facility was 4.98% per annum. In addition, we are required to pay commitment fees of 0.50% per annum in respect to the unutilized commitments, letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings, customary fronting fees for the issuance of letters of credit and agency fees. As of June 30, 2017, we had $525 million of outstanding borrowings, $43 million of issued and outstanding letters of credit, and remaining availability of $932 million under our Revolving Credit Facility.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 3.75% with respect to base rate borrowings and 4.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of June 30, 2017, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 5.83% per annum.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary, Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and Valeant, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $3,578 million and total liabilities of $1,523 million as of June 30, 2017, and revenues of $782 million and operating income of $64 million for the six months ended June 30, 2017.
If the Company experiences a change in control, the Company may be required to make an offer to repurchase each series of Senior Unsecured Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount of the Senior Unsecured Notes repurchased, plus accrued and unpaid interest.
On March 21, 2017, using a portion of the proceeds obtained from newly issued Senior Secured Notes, we completed a tender offer and acquired $1,100 million in aggregate principal amount of August 2018 Senior Unsecured Notes for total consideration of $1,132 million plus accrued and unpaid interest through March 20, 2017.
On July 13, 2017, we issued an irrevocable notice of redemption for the remaining $500 million of outstanding August 2018 Senior Unsecured Notes. These notes will be redeemed on August 15, 2017 using cash on hand.

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
As outlined above, during the six months ended June 30, 2017, the Company completed several actions which included using the proceeds from divestitures and cash flows from operations to repay debt, amending financial maintenance covenants, extending a significant portion of the Revolving Credit Facility, and refinancing debt with near term maturities. These actions, have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenants. As of June 30, 2017, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this quarterly report on Form 10-Q and the amendments executed, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.
The Company continues to take steps to improve its operating results to ensure continual compliance with its financial maintenance covenants and take other actions to reduce its debt levels to align with the Company’s long term strategy. The Company may consider taking other actions, including divesting other businesses and refinancing debt as deemed appropriate, to provide additional coverage in complying with the financial maintenance covenants and meeting its debt service obligations.
Credit Ratings
As of August 8, 2017, the credit and outlook ratings from Moody's and Standard & Poor's for certain of our outstanding obligations are as follows:

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
In addition to our working capital requirements, as of June 30, 2017, we expect our primary cash requirements for the remainder of 2017 to be as follows:

•
Debt service—We expect to make contractual debt service payments of principal and interest of $1,662 million during the remainder of 2017, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of the payment we expect to make pursuant to our irrevocable notice of redemption for the remaining $500 million principal of August 2018 Senior Unsecured Notes announced on July 15, 2017 and any repayments we may make under our Revolving Credit Facility. In the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs;

•	Capital expenditures—We expect to make payments of $100 million for property, plant and equipment during the remainder of 2017, of which there is $55 million in committed amounts as of June 30, 2017;

•	Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of $120 million during the remainder of 2017;

•
Restructuring and integration payments—We expect to make payments of $35 million during the remainder of 2017 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through June 30, 2017; and

•
Benefit obligations—We expect to make payments under our pension and postretirement obligations of $10 million during the remainder of 2017. See Note 11, "PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS" to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

On July 3, 2017, using the net proceeds from the Dendreon Sale, we repaid $811 million of our Series F Tranche B Term Loan Facility.  The $811 million of net proceeds from the Dendreon Sale represents the Restricted cash balance reflected in the consolidated balance sheet as of June 30, 2017. This repayment satisfied the $811 million due during the period July through December 2017 and is included as part of the $1,662 million of debt service payments above. On July 13, 2017, we issued an irrevocable notice of redemption for the remaining $500 million of outstanding August 2018 Senior Unsecured Notes. These notes will be redeemed on August 15, 2017 using cash on hand. The redemption, once completed as contemplated, in conjunction with our repayments through July 3, 2017 and the refinancing we completed in March 2017, reduces mandatory principal repayments of debt due through February 2020 to a nominal amount, providing us with additional liquidity and greater flexibility to execute our business plans.
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
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 18, "LEGAL PROCEEDINGS" to our unaudited Consolidated Financial Statements. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of June 30, 2017:

(in millions)	Total	Remainder of 2017	2018	2019 and 2020	2021 and 2022	Thereafter
Long-term debt obligations, including interest	$37,802	$1,662	$2,232	$9,091	$12,718	$12,099
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
At August 3, 2017, we had 348,521,288 issued and outstanding common shares. In addition, as of August 3, 2017, we had outstanding 4,813,266 stock options and 4,987,521 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 2,406,721 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,520,037 common shares could be issued upon vesting of the performance-based RSUs outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies as disclosed in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017 and determined that there were no significant changes in our critical accounting policies in six months ended June 30, 2017 except for recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited consolidated financial statements. Further, there were no significant changes in our estimates associated with those policies except for those pertaining to determining the implied fair value of the Salix reporting unit goodwill at June 30, 2017.
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
No events occurred or circumstances changed during the six months ended June 30, 2017 that would indicate that the fair value of any reporting unit may be below its carrying value, except for the Salix reporting unit. As the facts and circumstances had not materially changed since the October 1, 2016 impairment test, management concluded that the carrying value of the Salix reporting unit continues to be in excess of its fair value.  Therefore, during the three months ended March 31, 2017 and June 30, 2017, the Company performed qualitative assessments of the Salix reporting unit goodwill to determine if testing was warranted.
As part of its qualitative assessments, management compared the reporting unit’s operating results to its original forecasts. Although Salix reporting unit revenue during the three months ended March 31, 2017 and June 30, 2017 declined as compared to the three months ended December 31, 2016, each decrease was within management's expectations. Further, the latest forecast for the Salix reporting unit is not materially different than the forecast used in management's October 1, 2016 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of October 1, 2016. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit goodwill does not exceed its implied fair value and that testing the Salix reporting unit goodwill for impairment was not required based on the current facts and circumstances.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto, product pipeline, prospective products or product approvals, product development and distribution plans, future performance or results of current and anticipated products, our liquidity and our ability to satisfy our debt maturities as they become due, our ability to reduce debt levels, the impact of our distribution, fulfillment and other third party arrangements, proposed pricing actions, exposure to foreign currency exchange rate changes and interest rate changes, the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings, general market conditions, our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes, our ability to meet the financial and other covenants contained in our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") and indentures, and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the pending investigation by the California Department of Insurance, a number of pending putative class action litigations in the U.S. and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

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

•
the current scrutiny of our business practices including with respect to pricing (including the investigations by the U.S. Attorney's Offices for the District of Massachusetts and the Southern District of New York, and the State of North Carolina Department of Justice) and any pricing controls or price adjustments that may be sought or imposed on our products as a result thereof;

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

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the FDA, and the results thereof, such as the inspections by the FDA of the Company's facility in Tampa, Florida, and the results thereof;

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

•
the uncertainties associated with the acquisition and launch of new products (such as our Addyi® product and Siliq™ product (brodalumab)), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

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

•
factors relating to the acquisition and integration of the companies, businesses and products that have been acquired by the Company and that may in the future be acquired by the Company (if permitted under our Credit Agreement and to the extent we elect to resume business development activities through acquisitions), such as the time and resources required to integrate such companies, businesses and products, the difficulties associated with such integrations (including potential disruptions in sales activities and potential challenges with information technology systems integrations), the difficulties and challenges associated with entering into new business areas and new geographic markets, the difficulties, challenges and costs associated with managing and integrating new facilities, equipment and other assets, the risks associated with the acquired companies, businesses and products and our ability to achieve the anticipated benefits and synergies from such acquisitions and integrations, including as a result of cost-rationalization and integration initiatives. Factors impacting the achievement of anticipated benefits and synergies may include greater than expected operating costs, the difficulty in eliminating certain duplicative costs, facilities and functions, and the outcome of many operational and strategic decisions;

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

•	interest rate risks associated with our floating rate debt borrowings;

•	our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements, including the impact of our arrangements with Walgreens;

•	our ability to secure and maintain third party research, development, manufacturing, marketing or distribution arrangements;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products (such as our Addyi® product and Siliq™ product (brodalumab)), which could lead to material impairment charges;

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
Interest Rate Risk
As of June 30, 2017, we had $19,929 million and $7,135 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of June 30, 2017, including the debt denominated in euros, was $20,032 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $765 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $764 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $71 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, "LEGAL PROCEEDINGS" of notes to the unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three-month period ended June 30, 2017:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans(2)
April 1, 2017 to April 30, 2017	—	$—	—	$—
May 1, 2017 to May 31, 2017	—	$—	—	$—
June 1, 2017 to June 30, 2017	55,445	$16.96	—	$—
__________________

(1)	Represents 55,445 shares purchased (subsequently canceled) under the employee stock purchase program.

(2)	The Company currently has no active securities repurchase plan.
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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: August 8, 2017	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: August 8, 2017	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
____________________________________
* Filed herewith.