Form 10-Q
period 2017-09-30
Valeant Pharmaceuticals International, Inc.
filed 2017-11-07
CIK 885590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Common shares, no par value — 348,591,928 shares outstanding as of November 2, 2017.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

i

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Valeant Pharmaceuticals International, Inc. and its subsidiaries, taken together. In this Form 10-Q, references to “$” or “USD” are to United States (“U.S.”) dollars, references to “€” are to euros and references to CAD are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2017.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto, product pipeline, prospective products or product approvals, product development and distribution plans, the timing of product launches, the timing of development activities, anticipated or future research and development expenditures, future performance or results of current and anticipated products, our liquidity and our ability to satisfy our debt maturities as they become due, our ability to reduce debt levels, our anticipated cash requirements, the impact of our distribution, fulfillment and other third party arrangements, proposed pricing actions, the anticipated timing of completion of our pending divestitures, anticipated use of proceeds for certain of our divestitures, exposure to foreign currency exchange rate changes and interest rate changes, the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings, general market conditions, our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes, our ability to meet the financial and other covenants contained in our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") and senior note indentures, potential cost savings programs we may initiate and the impact of such programs, and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the pending investigation by the California Department of Insurance, a number of pending putative securities class action litigations in the U.S. (including related opt-out actions, including the recently filed securities and RICO claims by Lord Abbett)

and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

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

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products, our decision on the price of our Siliq™ product, the Patient Access and Pricing Committee’s commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

•
legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);

•
ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the "FDA") and the results thereof;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2017 or beyond, which could lead to, among other things, (i) a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or indentures, and/or (ii) impairment in the goodwill associated with certain of our reporting units (including our Salix reporting unit) or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;

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

•
the uncertainties associated with the acquisition and launch of new products (such as our Siliq™ product), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

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

•	our recent shift in business strategy as we are seeking to sell a variety of assets, some of which may be material and/or transformative;

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

•
the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada and similar agencies in other countries, legal and regulatory proceedings

v

and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;

•	the results of continuing safety and efficacy studies by industry and government agencies;

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products (such as our Siliq™ product), which could lead to material impairment charges;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$964	$542
Restricted cash	928	—
Trade receivables, net	2,229	2,517
Inventories, net	1,071	1,061
Current assets held for sale	16	261
Prepaid expenses and other current assets	736	696
Total current assets	5,944	5,077
Property, plant and equipment, net	1,398	1,312
Intangible assets, net	16,023	18,884
Goodwill	15,573	15,794
Deferred tax assets, net	166	146
Non-current assets held for sale	718	2,132
Other non-current assets	152	184
Total assets	$39,974	$43,529
Liabilities
Current liabilities:
Accounts payable	$407	$324
Accrued and other current liabilities	3,396	3,227
Current liabilities held for sale	—	57
Current portion of long-term debt and other	925	1
Total current liabilities	4,728	3,609
Acquisition-related contingent consideration	345	840
Non-current portion of long-term debt	26,216	29,845
Pension and other benefit liabilities	198	195
Liabilities for uncertain tax positions	265	184
Deferred tax liabilities, net	2,237	5,434
Non-current liabilities held for sale	461	57
Other non-current liabilities	102	107
Total liabilities	34,552	40,271
Commitments and contingencies (Note 18)
Equity
Common shares, no par value, unlimited shares authorized, 348,582,556 and 347,821,606 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10,086	10,038
Additional paid-in capital	368	351
Accumulated deficit	(3,239)	(5,129)
Accumulated other comprehensive loss	(1,888)	(2,108)
Total Valeant Pharmaceuticals International, Inc. shareholders’ equity	5,327	3,152
Noncontrolling interest	95	106
Total equity	5,422	3,258
Total liabilities and equity	$39,974	$43,529

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Product sales	$2,186	$2,443	$6,462	$7,168
Other revenues	33	36	99	103
	2,219	2,479	6,561	7,271
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	650	649	1,869	1,917
Cost of other revenues	9	9	32	29
Selling, general and administrative	623	661	1,943	2,145
Research and development	81	101	271	328
Amortization of intangible assets	657	664	1,915	2,015
Goodwill impairments	312	1,049	312	1,049
Asset impairments	406	148	629	394
Restructuring and integration costs	6	20	42	78
Acquired in-process research and development costs	—	31	5	34
Acquisition-related contingent consideration	(238)	9	(297)	18
Other (income) expense, net	(325)	1	(584)	(20)
	2,181	3,342	6,137	7,987
Operating income (loss)	38	(863)	424	(716)
Interest income	3	3	9	6
Interest expense	(459)	(470)	(1,392)	(1,369)
Loss on extinguishment of debt	(1)	—	(65)	—
Foreign exchange and other	19	(2)	87	4
Loss before recovery of income taxes	(400)	(1,332)	(937)	(2,075)
Recovery of income taxes	(1,700)	(113)	(2,829)	(179)
Net income (loss)	1,300	(1,219)	1,892	(1,896)
Less: Net (loss) income attributable to noncontrolling interest	(1)	(1)	1	(2)
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$1,301	$(1,218)	$1,891	$(1,894)
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$3.71	$(3.49)	$5.40	$(5.47)
Diluted	$3.69	$(3.49)	$5.38	$(5.47)

Weighted-average common shares
Basic	350.4	349.5	350.1	346.5
Diluted	352.3	349.5	351.4	346.5
The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,300	$(1,219)	$1,892	$(1,896)
Other comprehensive income (loss)
Foreign currency translation adjustment	81	(4)	227	(37)
Pension and postretirement benefit plan adjustments, net of income taxes	(3)	(1)	(4)	(2)
Other comprehensive income (loss)	78	(5)	223	(39)
Comprehensive income (loss)	1,378	(1,224)	2,115	(1,935)
Less: Comprehensive loss attributable to noncontrolling interest	(1)	—	(3)	(3)
Comprehensive income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$1,379	$(1,224)	$2,118	$(1,932)

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$1,892	$(1,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	2,039	2,159
Amortization and write-off of debt discounts and debt issuance costs	100	89
Asset impairments	629	394
Acquisition accounting adjustment on inventory sold	—	38
Gain on disposals of assets and businesses, net	(695)	(11)
Acquisition-related contingent consideration	(297)	18
Allowances for losses on trade receivable and inventories	71	96
Deferred income taxes	(2,985)	(310)
Additions (reductions) to accrued legal settlements	112	(32)
Insurance proceeds for legal settlement	60	—
Payments of accrued legal settlements	(221)	(68)
Goodwill impairment	312	1,049
Loss on deconsolidation	—	18
Share-based compensation	70	134
Foreign exchange gain	(83)	(15)
Loss on extinguishment of debt	65	—
Payment of contingent consideration adjustments, including accretion	(3)	(27)
Other	(24)	(12)
Changes in operating assets and liabilities:
Trade receivables	338	(31)
Inventories	1	(166)
Prepaid expenses and other current assets	32	118
Accounts payable, accrued and other liabilities	299	30
Net cash provided by operating activities	1,712	1,575

Cash Flows From Investing Activities
Acquisition of businesses, net of cash acquired	—	(19)
Acquisition of intangible assets and other assets	(146)	(48)
Purchases of property, plant and equipment	(118)	(181)
Reduction of cash due to deconsolidation	—	(30)
Purchases of marketable securities	(4)	(1)
Proceeds from sale of marketable securities	2	17
Proceeds from sale of assets and businesses, net of costs to sell	3,063	131
Net cash provided by (used in) investing activities	2,797	(131)

Cash Flows From Financing Activities
Issuance of long-term debt, net of discount	6,231	1,220
Repayments of long-term debt	(9,249)	(1,917)
Borrowings of short-term debt	—	3
Repayments of short-term debt	(8)	(3)
Proceeds from exercise of stock options	—	33
Payment of employee withholding tax upon vesting of share-based awards	(4)	(9)
Payments of contingent consideration	(34)	(94)
Payments of deferred consideration	—	(517)
Payments of financing costs	(39)	(96)
Other	(18)	(8)
Net cash used in financing activities	(3,121)	(1,388)
Effect of exchange rate changes on cash and cash equivalents	39	6
Net increase in cash and cash equivalents and restricted cash	1,427	62
Cash and cash equivalents and restricted cash, beginning of period	542	597
Cash and cash equivalents and restricted cash, end of period	$1,969	$659

Cash and cash equivalents, end of period	$964	$659
Restricted cash, end of period	928	—
Restricted cash included in Other non-current assets, end of period	77	—
Cash and cash equivalents and restricted cash, end of period	$1,969	$659
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
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared by the Company in United States dollars and in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, these notes to the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (the “CSA”). The unaudited consolidated financial statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited consolidated financial statements for the year ended December 31, 2016. The unaudited consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
To enhance the comparability of its asset impairments, the Company has made reclassifications to the consolidated statement of operations for the three and nine months ended September 30, 2016 to include all asset impairments in the single line Asset impairments. Charges for asset impairments were originally reported in multiple lines within the consolidated statements of operations for the three and nine months ended September 30, 2016; Amortization and impairments of finite-lived intangible assets and Acquired in-process research and development impairments and other charges. The effects of the reclassifications on the statements of operations for the periods presented are as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(in millions)	As Initially Reported	Reclassification	As Reclassified	As Initially Reported	Reclassification	As Reclassified
Amortization of intangible assets	$807	$(143)	$664	$2,389	$(374)	$2,015
Asset impairments	—	148	148	—	394	394
Acquired in-process research and development costs	36	(5)	31	54	(20)	34
	$843	$—	$843	$2,443	$—	$2,443
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
Adoption of New Accounting Guidance
In October 2016, the Financial Accounting Standards Board (the “FASB”) amended the guidance as to how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amended guidance was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this amended guidance as of January 1, 2017 which did not have a material impact on the presentation of the Company's results of operations, cash flows or financial position.
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
Recently Issued Accounting Standards, Not Adopted as of September 30, 2017
In May 2014, the FASB issued guidance on recognizing revenue from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition to these provisions, the new standard provides implementation guidance on several other topics, including the accounting for certain revenue-related costs, as well as enhanced disclosure requirements. The new guidance requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued an amendment to clarify the implementation guidance around considerations whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing. The guidance is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted but not before the annual reporting period, including adoption in an interim period, beginning January 1, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company continues to make progress on its project plan for adopting this guidance, which includes a detailed assessment program and a training program for its personnel.  Pursuant to the project plan, the Company conducted a high level impact assessment and has substantially completed an in-depth evaluation of the adoption impact, which involved the review of selected revenue arrangements. Based on the assessment completed to date, the Company did not identify any area that may result in a significant adoption impact.  The Company will continue to monitor the revenue transactions in the fourth quarter of 2017 to finalize the adoption assessment.  The Company is also in the process of assessing the impact to its existing controls and disclosure. The Company preliminarily concluded that it will adopt the new guidance using the modified approach, under which the new guidance will be adopted retrospectively with the cumulative effect of initial application of the guidance recognized on the date of initial application (which is January 1, 2018).
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
In October 2016, the FASB issued guidance which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company believes the impact of adoption will result in a material increase in deferred tax assets and equity and continues to evaluate the impact of these increases on its financial position, results of operations, cash flows and disclosures.
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
In January 2017, the FASB issued guidance which simplifies the subsequent measurement of goodwill by eliminating the “Step 2” from the goodwill impairment test. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company will continue to evaluate the potential impact of this guidance when adopted, which could have a significant impact on its financial position, results of operations, and disclosures, particularly in respect of the Salix reporting unit in which its carrying value exceeded its fair value as of the date of the annual goodwill impairment test in 2016. See Note 8, "INTANGIBLE ASSETS AND GOODWILL".
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
There were no business combinations during the nine months ended September 30, 2017 and one business combination in 2016 that was not material. The measurement period for all acquisitions has closed.
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
The Company has divested certain businesses and assets and has identified others for potential divestiture, which, in each case, was not aligned with its core business objectives.
CeraVe®, AcneFree™ and AMBI® skincare brands
On March 3, 2017, the Company completed the sale of its interests in the CeraVe®, AcneFree™ and AMBI® skincare brands for $1,300 million in cash (the “Skincare Sale”). The CeraVe®, AcneFree™ and AMBI® skincare business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other (income) expense, net is the Gain on the Skincare Sale of $316 million, as adjusted, for the nine months ended September 30, 2017.
Dendreon Pharmaceuticals LLC
On June 28, 2017, the Company completed the sale of all outstanding equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) (“Dendreon”) for an initial sales price of $820 million in cash (the “Dendreon Sale”), subject to certain working capital provisions. Dendreon was part of the Branded Rx segment and was reclassified as held for sale as of December 31, 2016. During the three months ended June 30, 2017, the Company initially reported a Gain on the Dendreon Sale of $73 million. During the three months ended September 30, 2017, a working capital adjustment was provided and the sales price was adjusted to $845 million. Accordingly, the initially reported Gain on the Dendreon Sale has been adjusted to $98 million and is included in Other (income) expense, net for the nine months ended September 30, 2017.
iNova Pharmaceuticals
On September 29, 2017, the Company completed the sale of its Australian-based iNova Pharmaceuticals (“iNova”) business for $938 million in cash (the “iNova Sale”), as adjusted, subject to certain working capital provisions. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and over-the-counter products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. The Company will continue to operate in these geographies through the Bausch + Lomb franchise. The iNova business was part of the Bausch + Lomb/International segment and was reclassified as held for sale as of December 31, 2016. Included in Other (income) expense, net is a $306 million gain on sale related to this transaction.

ASSETS AND LIABILITIES HELD FOR SALE
Obagi Medical Products, Inc.
On July 17, 2017, the Company announced that certain of its affiliates had entered into a definitive agreement to sell its Obagi Medical Products, Inc. (“Obagi”) business for $190 million in cash (the “Obagi Sale”), subject to certain working capital provisions. Obagi is a global specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons and other skin care professionals. The Obagi business was part of the U.S. Diversified Products segment and was reclassified as held for sale as of March 31, 2017. The carrying value of the Obagi business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and an impairment of $103 million was recognized in Asset impairments during the nine months ended September 30, 2017. Obagi net assets included in held for sale as of September 30, 2017 are $187 million. The Obagi Sale is expected to close in 2017, subject to customary closing conditions.
Sprout Pharmaceuticals, Inc.
On November 6, 2017, the Company announced it had entered into a definitive agreement to sell Sprout Pharmaceuticals, Inc. (“Sprout”) to a buyer affiliated with certain former shareholders of Sprout (the “Sprout Sale”), in exchange for a 6% royalty on global sales of Addyi® (flibanserin 100 mg) beginning May 2019. In connection with the completion of the Sprout Sale, the terms of the October 2015 merger agreement relating to the Company's acquisition of Sprout will be amended to terminate the Company's ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the completion of the Sprout Sale, the current litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputes the Company's compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect to the spend of no less than $200 million in certain expenditures), will be dismissed with prejudice. Upon completion of the Sprout Sale, the Company will issue the buyer a five-year $25 million loan for initial operating expenses. Addyi®, a once-daily, non-hormonal tablet approved for the treatment of acquired, generalized hypoactive sexual desire disorder in premenopausal women, is the only approved and commercialized product of Sprout. The Sprout Sale is expected to close in 2017, subject to certain closing conditions, including the approval of the requisite portion of the former shareholders of Sprout to the amendments to the original merger agreement. The Company classified the assets and liabilities of the Sprout business as held for sale at September 30, 2017 and were previously included in the Branded Rx segment. The carrying value of the Sprout business, including associated goodwill, was adjusted to its estimated fair value less costs to sell and a $352 million impairment was recognized in Asset impairments at September 30, 2017. The net assets of Sprout classified as held for sale as of September 30, 2017 are $71 million.
At September 30, 2017, included in assets and liabilities held for sale are the assets and liabilities of Obagi, Sprout, and other smaller businesses. At December 31, 2016, included in assets and liabilities held for sale are a number of small businesses formerly included in the Bausch + Lomb/International segment.
Assets held for sale were as follows:

(in millions)	September 30, 2017	December 31, 2016
Current assets held for sale:
Cash	$—	$1
Trade receivables	—	86
Inventories	14	147
Other	2	27
Current assets held for sale	$16	$261

Non-current assets held for sale:
Intangible assets, net	$717	$680
Goodwill	—	1,355
Other	1	97
Non-current assets held for sale	$718	$2,132

Liabilities held for sale as of September 30, 2017 of $461 million consists of non-current deferred tax liabilities of $293 million and the non-current contingent consideration of $168 million. Current and Non-current liabilities held for sale as of December 31, 2016 of $57 million and $57 million, respectively, consists of deferred tax liabilities and other liabilities.

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
Salix Acquisition-Related Cost-Rationalization and Integration Initiatives
Cost-rationalization and integration initiatives relating to the Salix Acquisition were substantially completed by mid-2016. Total costs incurred primarily include: employee termination costs payable to approximately 475 employees of the Company and Salix who have been terminated as a result of the Salix Acquisition; costs to consolidate or close facilities and relocate employees; and contract termination and lease cancellation costs. Since the acquisition date, total costs of $273 million have been incurred through September 30, 2017, including: (i) $153 million of integration expenses, (ii) $105 million of restructuring expenses and (iii) $15 million of acquisition-related costs.
Salix Integration Costs
Salix integration costs were $0 and $17 million, and payments were $1 million and $21 million for the nine months ended September 30, 2017 and 2016, respectively. The remaining liability associated with these activities as of September 30, 2017 was $6 million.
Salix Restructuring Costs
Salix restructuring costs incurred were $6 million and $7 million, and payments were $13 million and $29 million for the nine months ended September 30, 2017 and 2016, respectively. The remaining liability associated with these activities as of September 30, 2017 was $2 million.
Other Restructuring and Integration-Related Costs (Excluding Salix)
During the nine months ended September 30, 2017, in addition to the Salix restructuring and integration costs, the Company incurred $36 million of other restructuring and integration-related costs. These costs included: (i) $17 million of integration consulting, transition service, and other costs, (ii) $11 million of facility closure costs and (iii) $8 million of severance costs. The Company made payments of $58 million for the nine months ended September 30, 2017 (in addition to the payments related to Salix). The remaining liability associated with these activities as of September 30, 2017 was $32 million.
During the nine months ended September 30, 2016, in addition to the Salix restructuring and integration costs, the Company incurred $54 million of other restructuring and integration-related costs. These costs included: (i) $37 million of integration consulting, duplicate labor, transition service, and other costs, (ii) $8 million of facility closure costs, (iii) $8 million of severance costs and (iv) $1 million of other costs. These costs primarily related to restructuring and integration costs for other smaller acquisitions. The Company made payments of $52 million for the nine months ended September 30, 2016 (in addition to the payments related to Salix).
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$481	$450	$31	$—	$242	$179	$63	$—
Restricted cash	$928	$928	$—	$—	$—	$—	$—	$—
Other non-current assets	$77	$77	$—	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$(390)	$—	$—	$(390)	$(892)	$—	$—	$(892)
Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition, primarily including money market funds, reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
Restricted cash includes $923 million of proceeds from the iNova Sale.  Under the terms of the Third Amended and Restated Credit and Guaranty Agreement (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), the Company is required to use the net proceeds of asset sales above a certain threshold to repay its debt obligations. On October 5, 2017, the Company used this restricted cash to repay a portion of its Series F Tranche B Term Loan Facility. The carrying value of Restricted cash reflected in the balance sheet are cash balances.
Other non-current assets includes restricted cash of $77 million deposited with a bank as collateral to secure a bank guarantee for the benefit of the Australian Government in connection with the notice of assessment received on August 8, 2017 from the Australian Taxation Office, as discussed in Note 16, "INCOME TAXES". The Company disagrees with the assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously. The carrying value of the restricted cash reported within Other non-current assets reflected in the balance sheet are cash balances.
There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2017.

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
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017:

(in millions)
Balance, January 1, 2017		$892
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$48
Fair value adjustments to the expected future royalty payments for Addyi®	(312)
Fair value adjustments due to changes in estimates of other future payments	(33)
Acquisition-related contingent consideration		(297)
Reclassified to liabilities held for sale		(168)
Payments		(37)
Balance, September 30, 2017		390
Current portion		45
Non-current portion		$345
During the nine months ended September 30, 2017 and prior to identifying the Sprout business as held for sale, the Company recorded fair value adjustments to contingent consideration to reflect management's revised estimates of the future sales of Addyi®.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The following fair value hierarchy table presents the assets measured at fair value on a non-recurring basis:

	September 30, 2017				December 31, 2016
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Non-current assets held for sale	$706	$—	$—	$706	$38	$—	$—	$38
Non-current assets held for sale of $718 million included in the consolidated balance sheet as of September 30, 2017, includes held for sale assets of $706 million which were remeasured to estimated fair values less costs to sell. The Company recognized impairment charges of $456 million, in the aggregate, in Asset impairments for the nine months ended September 30, 2017 in the consolidated statement of operations. The estimated fair values of these assets less costs to sell were determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. The remaining balance of Non-current assets held for sale as of September 30, 2017 reflect the historical carrying value of those assets which do not exceed fair value less costs to sell.
Long-term Debt
The fair value of long-term debt as of September 30, 2017 and December 31, 2016, was $26,476 million and $26,297 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.	INVENTORIES
The components of inventories, net of allowances for obsolescence were as follows:

(in millions)	September 30, 2017	December 31, 2016
Raw materials	$281	$256
Work in process	140	125
Finished goods	650	680
	$1,071	$1,061

8.	INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets were as follows:

	September 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization, Including Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$20,768	$(8,512)	$12,256	$20,725	$(6,883)	$13,842
Corporate brands	934	(161)	773	999	(146)	853
Product rights/patents	3,273	(2,290)	983	4,240	(2,118)	2,122
Partner relationships	172	(154)	18	152	(128)	24
Technology and other	212	(143)	69	252	(160)	92
Total finite-lived intangible assets	25,359	(11,260)	14,099	26,368	(9,435)	16,933
Acquired IPR&D not in service	226	—	226	253	—	253
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$27,283	$(11,260)	$16,023	$28,319	$(9,435)	$18,884
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
Asset impairments for the nine months ended September 30, 2017 include: (i) an impairment of $352 million related to the Sprout business classified as held for sale, (ii) impairments of $115 million to other assets classified as held for sale, (iii) impairments of $86 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business, (iv) impairments of $73 million reflecting decreases in forecasted sales for other product lines, and (v) impairments of $3 million related to acquired IPR&D. The impairments to assets reclassified as held for sale were measured as the difference of the carrying value of these assets as compared to the estimated fair values of these assets less costs to sell determined using a discounted cash flow analysis which utilized Level 3 unobservable inputs. The other impairments and adjustments to finite-lived intangible assets were measured as the difference of the historical carrying value of these finite-lived assets as compared to the estimated fair value as determined using a discounted cash flow analysis using Level 3 unobservable inputs.
In connection with an ongoing litigation matter between the Company and potential generic competitors to the branded drug Uceris® Tablet, the Company performed an impairment test of its Uceris® Tablet related intangible assets. As the undiscounted expected cash flows from the Uceris® Tablet exceed the carrying value of the Uceris® Tablet related intangible assets, no impairment exists as of September 30, 2017. However, if market conditions or legal outcomes differ from the Company’s assumptions, or if the Company is unable to execute its strategies, it may be necessary to record an impairment charge equal to the difference between the fair value and carrying value of the Uceris® Tablet related intangible assets. As of September 30, 2017, the carrying value of Uceris® Tablet related intangible assets was $619 million.

Estimated amortization expense, for the remainder of 2017 and each of the five succeeding years ending December 31 and thereafter is as follows:

(in millions)
October through December 2017	$584
2018	2,275
2019	2,059
2020	1,966
2021	1,781
2022	1,641
Thereafter	3,793
Total	$14,099
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2017 and the year ended December 31, 2016 were as follows:

(in millions)	Developed Markets	Emerging Markets	Bausch + Lomb/ International	Branded Rx	U.S. Diversified Products	Total
Balance, January 1, 2016	$16,141	$2,412	$—	$—	$—	$18,553
Acquisitions	1	—	—	—	—	1
Divestiture of a portfolio of neurology medical device products	(36)	—	—	—	—	(36)
Goodwill related to Ruconest® reclassified to assets held for sale	(37)	—	—	—	—	(37)
Foreign exchange and other	47	(12)	—	—	—	35
Impairment to goodwill of the former U.S. reporting unit	(905)	—	—	—	—	(905)
Realignment of segment goodwill	(15,211)	(2,400)	6,708	7,873	3,030	—
Impairment to goodwill of the Salix reporting unit	—	—	—	(172)	—	(172)
Divestitures	—	—	(5)	—	—	(5)
Goodwill reclassified to assets held for sale	—	—	(947)	(431)	—	(1,378)
Foreign exchange and other	—	—	(257)	(5)	—	(262)
Balance, December 31, 2016	—	—	5,499	7,265	3,030	15,794
Realignment of segment goodwill	—	—	264	(264)	—	—
Balance, January 1, 2017	—	—	5,763	7,001	3,030	15,794
Goodwill reclassified to assets held for sale	—	—	(31)	(63)	(76)	(170)
Impairment	—	—	—	(312)	—	(312)
Foreign exchange and other	—	—	262	(1)	—	261
Balance, September 30, 2017	$—	$—	$5,994	$6,625	$2,954	$15,573
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
March 31, 2016
Given challenges facing the Company, particularly in its dermatology and gastrointestinal businesses, management performed a review of its then-current forecast under the direction of the new Chief Executive Officer (“CEO”). As a result of that review, management lowered its forecast which resulted in a triggering event requiring the Company to test goodwill for impairment as of March 31, 2016. Although management lowered its forecast, which lowered the estimated fair values of certain business units, including the former U.S. reporting unit, the step one testing determined there was no impairment of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. In order to evaluate the sensitivity of its fair value calculations on the goodwill impairment test, the Company applied a hypothetical 15% decrease in the fair value of each reporting unit as of March 31, 2016. For each reporting unit, this hypothetical 15% decrease in fair value would not have triggered additional impairment testing as the hypothetical fair value exceeded the carrying value of the respective reporting unit.
Realignment of Segment Structure
Commencing in the third quarter of 2016, the Company operates in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. This 2016 segment structure realignment resulted in the Bausch + Lomb/International segment consisting of the following reporting units: (i) U.S. Bausch + Lomb and (ii) International; the Branded Rx segment consisting of the following reporting units: (i) Salix, (ii) Dermatology, (iii) Canada and (iv) Branded Rx Other; and the U.S. Diversified Products segment consisting of the following reporting units: (i) Neurology and other and (ii) Generics. As a result of these changes, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach. Goodwill previously reported in the former U.S. reporting unit, after adjustment of impairment as described below, was reassigned, using a relative fair value approach, to the U.S. Bausch + Lomb, Salix, Dermatology, Branded Rx Other, Neurology and other, and Generics reporting units. Similarly, goodwill previously reported in the former Canada and Australia reporting unit was reassigned to the Canada and the International reporting units using a relative fair value approach. Goodwill previously reported in the remaining former reporting units was reassigned to the International reporting unit.
In the third quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the current reporting unit structure immediately subsequent to the change. Using the forecast and assumptions at the time, the Company estimated the fair value of each reporting unit using a discounted cash flow analysis. As a result of its test, the Company determined that goodwill associated with the former U.S. reporting unit and the goodwill associated with the Salix reporting unit under the current reporting unit structure were impaired. Consequently, in the aggregate, goodwill impairment charges of $1,077 million were recognized as follows:

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

As detailed in Note 4, "DIVESTITURES", as of September 30, 2017 the Sprout business was classified as held for sale. As the Sprout business represented only a portion of a Branded Rx reporting unit, the Company assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, the Company determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017. Together with the $1,077 million impairment charges from 2016, accumulated goodwill impairment charges to date are $1,389 million.
No additional events occurred or circumstances changed during the nine months ended September 30, 2017 that would indicate that the fair value of any other reporting unit may be below its carrying value, except for the Salix reporting unit. As the facts and circumstances had not materially changed since the October 1, 2016 impairment test, management concluded that the carrying value of the Salix reporting unit continues to be in excess of its fair value.  Therefore, during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017, the Company performed qualitative assessments of the Salix reporting unit goodwill to determine if testing was warranted.
As part of its qualitative assessments, management compared the reporting unit’s operating results to its original forecasts. Although Salix reporting unit revenue during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017 declined as compared to the three months ended December 31, 2016, each decrease was within management's expectations. Further, the latest forecast for the Salix reporting unit is not materially different than the forecast used in management's October 1, 2016 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of October 1, 2016. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit goodwill does not exceed its implied fair value and that testing the Salix reporting unit goodwill for impairment was not required based on the current facts and circumstances.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.

9.	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities were as follows:

(in millions)	September 30, 2017	December 31, 2016
Product rebates	$1,039	$897
Product returns	815	708
Interest	385	337
Employee compensation and benefit costs	258	198
Income taxes payable	163	213
Legal liabilities assumed in the Salix Acquisition	52	281
Other	684	593
	$3,396	$3,227

10.	FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of discounts and issuance costs consists of the following:

		September 30, 2017		December 31, 2016
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2018	$—	$—	$875	$875
Revolving Credit Facility	April 2020	425	425	—	—
Series A-3 Tranche A Term Loan Facility	October 2018	—	—	1,032	1,016
Series A-4 Tranche A Term Loan Facility	April 2020	—	—	668	658
Series D-2 Tranche B Term Loan Facility	February 2019	—	—	1,068	1,048
Series C-2 Tranche B Term Loan Facility	December 2019	—	—	823	805
Series E-1 Tranche B Term Loan Facility	August 2020	—	—	2,456	2,429
Series F Tranche B Term Loan Facility	April 2022	5,800	5,685	3,892	3,815
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,235	—	—
7.00% Secured Notes	March 2024	2,000	1,975	—	—
Senior Unsecured Notes:
6.75%	August 2018	—	—	1,600	1,593
5.375%	March 2020	2,000	1,988	2,000	1,985
7.00%	October 2020	690	689	690	689
6.375%	October 2020	2,250	2,235	2,250	2,231
7.50%	July 2021	1,625	1,615	1,625	1,613
6.75%	August 2021	650	647	650	647
5.625%	December 2021	900	895	900	894
7.25%	July 2022	550	544	550	543
5.50%	March 2023	1,000	993	1,000	992
5.875%	May 2023	3,250	3,223	3,250	3,220
4.50% euro-denominated debt	May 2023	1,772	1,757	1,578	1,563
6.125%	April 2025	3,250	3,221	3,250	3,218
Other	Various	14	14	12	12
Total long-term debt		$27,426	27,141	$30,169	29,846
Less: Current portion of long-term debt and other			925		1
Non-current portion of long-term debt			$26,216		$29,845
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
During the nine months ended September 30, 2017, the Company completed several actions which included using the proceeds from divestitures and cash flows from operations to repay debt, amending financial maintenance covenants, extending a significant portion of the Revolving Credit Facility, and refinancing debt with near term maturities. These actions, described below, have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenants. As of September 30, 2017, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of these financial statements and the amendments executed, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.
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
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Credit Agreement with a syndicate of financial institutions and investors, as lenders. As of January 1, 2016, the Credit Agreement provided for: (i) a $1,500 million Revolving Credit Facility maturing on April 20, 2018, which included a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans and (ii) a series of term loans maturing during the years 2016 through 2022.
On April 11, 2016, the Company entered into Amendment No. 12 and Waiver to the Credit Agreement (“Amendment No. 12”), which addressed the Company's delay in delivering its Annual Report for the year ended December 31, 2015 on Form 10-K (the “2015 Annual Report”). Amendment No. 12 extended the deadlines to deliver the Company’s 2015 Annual Report and its Quarterly Report for the period ended March 31, 2016 on Form 10-Q (such requirements, the “Financial Reporting Requirements”) and waived, among other things, any cross-default under the Credit Agreement to the Company’s other indebtedness as a result of the delays. These Financial Reporting Requirements were subsequently satisfied as extended.  In addition to these waivers, Amendment No. 12 (i) modified certain financial maintenance covenants, (ii) amended certain financial definitions and (iii) imposed a number of restrictions on the Company and its subsidiaries’ ability to incur additional debt, make additional acquisitions, make investments, distribute capital and make other capital allocations until such time that the Financial Reporting Requirements were satisfied and the Company attains specific leverage ratios. Amendment No. 12 also increased each of the applicable interest rate margins under the Credit Agreement by 1.00% until delivery of the Company's financial statements for the quarter ending June 30, 2017. Thereafter, the interest rate applicable to the loans will be determined on the basis of a pricing grid tied to the Company's secured leverage ratio. Amendment No. 12 was accounted for as a debt modification, and as a result, payments to the lenders were recognized as additional debt discounts and were being amortized over the remaining term of each term loan.
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
On March 21, 2017, the Company entered into Amendment No. 14 to the Credit Agreement (“Amendment No. 14”) which (i) provided additional financing from an incremental term loan under the Company's Series F Tranche B Term Loan Facility of $3,060 million (the “Series F-3 Tranche B Term Loan”), (ii) amended the financial covenants contained in the Credit Agreement, (iii) increased the amortization rate for the Series F Tranche B Term Loan Facility from 0.25% per quarter (1% per annum) to 1.25% per quarter (5% per annum), with quarterly payments starting March 31, 2017, (iv) amended certain financial definitions, including the definition of Consolidated Adjusted EBITDA, and (v) provided additional ability for the Company to, among other things, incur indebtedness and liens, consummate acquisitions and make other investments, including relaxing certain limitations imposed by prior amendments. The proceeds from the additional financing, combined with the proceeds from the issuance of the Senior Secured Notes described below and cash on hand, were used to (i) repay all outstanding balances under the Company’s Series A-3 Tranche A Term Loan Facility, Series A-4 Tranche A Term Loan Facility, Series D-2 Tranche B Term Loan Facility, Series C-2 Tranche B Term Loan Facility, and Series E-1 Tranche B Term Loan Facility (collectively the “Refinanced Debt”), (ii) repurchase $1,100 million in principal amount of 6.75% Senior Unsecured Notes due August 2018 (the “August 2018 Senior Unsecured Notes”), (iii) repay $350 million of amounts outstanding under the Company's Revolving Credit Facility and (iv) pay related fees and expenses (collectively, the “March 2017 Refinancing Transactions”).
Amendments to the covenants made as part of Amendment No. 14 include: (i) removed the financial maintenance covenants with respect to the Series F Tranche B Term Loan Facility, (ii) reduced the interest coverage ratio maintenance covenant to 1.50:1.00 with respect to the Revolving Credit Facility beginning in the quarter ending March 31, 2017 through the quarter ending March 31, 2019 (stepping up to 1.75:1.00 thereafter) and (iii) increased the secured leverage ratio maintenance covenant to 3.00:1.00 with respect to the Revolving Credit Facility beginning in the quarter ending March 31, 2017 through the quarter ending March 31, 2019 (stepping down to 2.75:1.00 thereafter). These financial maintenance covenants apply only with respect to the Revolving Credit Facility and can be waived or amended without the consent of the term loan lenders under the Credit Agreement.
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
In April 2017, using the remaining proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, the Company repaid $220 million of its Series F Tranche B Term Loan Facility. On July 3, 2017, using the net proceeds from the Dendreon Sale, the Company repaid $811 million of its Series F Tranche B Term Loan Facility.  On September 29, 2017, using cash on hand, the Company repaid $100 million of amounts outstanding under its Revolving Credit Facility.

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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.75% with respect to base rate borrowings and 3.75% with respect to LIBO rate borrowings.  As of September 30, 2017, the stated rate of interest on the Revolving Credit Facility was 4.99% per annum. In addition, the Company is required to pay commitment fees of 0.50% per annum in respect to the commitments not utilized, letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings, customary fronting fees for the issuance of letters of credit and agency fees.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 3.75% with respect to base rate borrowings and 4.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of September 30, 2017, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 5.99% per annum.
Senior Secured Notes
March 2017 Refinancing Transactions
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
On August 15, 2017, the Company repurchased the remaining $500 million of outstanding August 2018 Senior Unsecured Notes using cash on hand, plus accrued and unpaid interest. Loss on extinguishment of debt during the three months ended September 30, 2017 associated with the repurchase of the August 2018 Senior Unsecured Notes was $1 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest as of September 30, 2017 and December 31, 2016 was 6.09% and 5.75%, respectively.

Maturities
Maturities and mandatory amortization payments of debt obligations for the period October through December 2017, the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
October through December 2017	$923
2018	2
2019	—
2020	5,365
2021	3,175
2022	6,677
Thereafter	11,284
Total gross maturities	27,426
Unamortized discounts	(285)
Total long-term debt	$27,141
During the nine months ended September 30, 2017, the Company made aggregate repayments of long-term debt of $9,249 million, which consisted of (i) $7,199 million of repayments of term loans under its Senior Secured Credit Facilities, (ii) $1,600 million of repurchased August 2018 Senior Unsecured Notes, and (iii) $450 million of Revolving Credit Facility amounts outstanding. During the nine months ended September 30, 2017, the Company incurred $6,310 million of long-term debt, consisting of $3,060 million of Series F-3 Tranche B Term Loan and $3,250 million of Senior Secured Notes.
On October 5, 2017, using the net proceeds from the iNova Sale, the Company repaid $923 million of its Series F Tranche B Term Loan Facility. This repayment satisfied the $923 million due during the period October through December 2017 in the table above. On October 17, 2017, the Company issued $1,000 million aggregate principal amount of 5.50% senior secured notes due November 1, 2025 (the “5.50% 2025 Notes”), in a private placement, the proceeds of which were used to (i) repurchase $569 million in principal amount of 6.375% senior notes due 2020 (the “6.375% 2020 Notes”) and (ii) repurchase $431 million in principal amount of 7.00% senior notes due 2020 (the “7.00% 2020 Notes”) (collectively the “2020 Notes”). The related fees and expenses were paid using cash on hand. The repayments of the 2020 Notes and issuance of the 5.50% 2025 Notes are not reflected in the table above. On November 2, 2017, using cash on hand, the Company repaid $125 million of its Series F Tranche B Term Loan Facility, satisfying an equivalent amount due in the year 2022 reflected in the table above. See Note 20, "SUBSEQUENT EVENTS" for additional details regarding the private placement of the 5.50% 2025 Notes and repurchase of the 2020 Notes.

11.	PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers certain U.S. employees and employees in certain other countries. The following table provides the components of net periodic (benefit) cost for the Company’s defined benefit pension plans and postretirement benefit plan for the three and nine months ended September 30, 2017 and 2016:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Three Months Ended September 30,
(in millions)	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$1	$1	$—	$1
Interest cost	2	2	1	1	1	—
Expected return on plan assets	(4)	(3)	(2)	(2)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Amortization of net loss	—	—	—	—	—	—
Net periodic (benefit) cost	$(1)	$—	$—	$—	$1	$—

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
	Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016	2017	2016
Service cost	$2	$2	$2	$2	$—	$1
Interest cost	6	6	3	4	2	1
Expected return on plan assets	(10)	(10)	(4)	(5)	—	—
Amortization of prior service credit	—	—	(1)	—	(2)	(2)
Amortization of net loss	—	—	1	—	—	—
Net periodic (benefit) cost	$(2)	$(2)	$1	$1	$—	$—
During the nine months ended September 30, 2017, the Company contributed $5 million, $5 million, and $2 million to the U.S. pension benefit plans, the non-U.S. pension benefit plans, and the postretirement benefit plan, respectively. The Company expects to contribute $5 million, $6 million, and $6 million in 2017 to the U.S. pension benefit plans, the non-U.S. pension benefit plans, and the postretirement benefit plan, respectively, inclusive of amounts contributed during the nine months ended September 30, 2017.

12.	SHARE-BASED COMPENSATION
In May 2014, the shareholders approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”) which replaced the Company’s 2011 Omnibus Incentive Plan (the “2011 Plan”) for future equity awards granted by the Company. The Company transferred the common shares available under the 2011 Plan to the 2014 Plan. The maximum number of common shares that may be issued to participants under the 2014 Plan is equal to 18,000,000 common shares, plus the number of common shares under the 2011 Plan reserved but unissued and not underlying outstanding awards and the number of common shares becoming available for reuse after awards are terminated, forfeited, cancelled, exchanged or surrendered under the 2011 Plan and the Company’s 2007 Equity Compensation Plan. The Company registered, in the aggregate, 20,000,000 common shares of common stock for issuance under the 2014 Plan. Approximately 7,205,000 shares were available for future grants as of September 30, 2017. The Company uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.

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
The following table summarizes the components and classification of share-based compensation expense related to stock options and RSUs for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Stock options	$4	$4	$14	$11
RSUs	15	33	56	123
	$19	$37	$70	$134

Research and development expenses	$2	$2	$6	$5
Selling, general and administrative expenses	17	35	64	129
	$19	$37	$70	$134
During the nine months ended September 30, 2017 and 2016, the Company granted approximately 1,545,000 stock options with a weighted-average exercise price of $14.28 per option and approximately 2,414,000 stock options with a weighted-average exercise price of $26.04 per option, respectively. The weighted-average fair values of all stock options granted to employees during the nine months ended September 30, 2017 and 2016 were $5.97 and $14.76, respectively.
During the nine months ended September 30, 2017 and 2016, the Company granted approximately 3,557,000 time-based RSUs with a weighted-average grant date fair value of $11.78 per RSU and approximately 1,675,000 time-based RSUs with a weighted-average grant date fair value of $30.94 per RSU, respectively.
During the nine months ended September 30, 2017, the Company granted approximately 416,000 performance-based RSUs, consisting of approximately 208,000 units of TSR performance-based RSUs with an average grant date fair value of $16.34 per RSU and approximately 208,000 units of ROTC performance-based RSUs with a weighted-average grant date fair value of $15.76 per RSU. During the nine months ended September 30, 2016, the Company granted approximately 1,401,000 performance-based RSUs with a weighted-average grant date fair value of $37.33 per RSU.
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
As of September 30, 2017, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $129 million, which will be amortized over a weighted-average period of 2.11 years.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

(in millions)	September 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(1,850)	$(2,074)
Pension and postretirement benefit plan adjustments, net of tax	(38)	(34)
	$(1,888)	$(2,108)
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
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Product related research and development	$73	$91	$245	$301
Quality assurance	8	10	26	27
	$81	$101	$271	$328

15.	OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Gain on the iNova Sale (Note 4)	$(306)	$—	$(306)	$—
Gain on the Skincare Sale (Note 4)	3	—	(316)	—
Gain on the Dendreon Sale (Note 4)	(25)	—	(98)	—
Net loss (gain) on other sales of assets	—	—	25	(9)
Deconsolidation of Philidor	—	—	—	19
Litigation and other matters	3	1	112	(32)
Other, net	—	—	(1)	2
	$(325)	$1	$(584)	$(20)
During the three months ended September 30, 2017, the initially reported Gain on the Dendreon Sale was increased by $25 million to reflect working capital adjustments to the initial sales price during the three months ended September 30, 2017. See Note 4, "DIVESTITURES" for details related to the Gain on the Dendreon Sale.
Litigation and other matters includes amounts provided for certain matters discussed in Note 18, "LEGAL PROCEEDINGS". During the nine months ended September 30, 2016, included in Litigation and other matters is a favorable adjustment of $39 million for the settlement related to the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products during the three months ended June 30, 2016.

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
To facilitate divestitures, streamline operations, simplify its legal entity structure, and due to a decrease in its market value, during the three months ended December 31, 2016, the Company began a series of internal restructuring transactions that were completed during the three months ended September 30, 2017 and resulted in a total tax benefit of $1,397 million and $2,626 million for the three months and nine months ended September 30, 2017, respectively.
Recovery of income taxes during the three months ended September 30, 2017 was $1,700 million and primarily included: (i) $1,397 million of tax benefit from internal restructuring efforts, (ii) $179 million of income tax benefit for the Company's ordinary loss during the three months ended September 30, 2017, and (iii) a $108 million tax benefit related to an intangible impairment during the three months ended September 30, 2017. In the three months ended September 30, 2017, the impact of the internal restructuring transactions included: (i) the Company's top U.S. subsidiary (Biovail Americas Corp.) (“BAC”) recognizing a net tax benefit of $472 million on the capital loss resulting from its liquidation during the three months ended September 30, 2017, offset by the reversal of BAC’s previously recorded outside basis difference in its subsidiary; and (ii) the Company recording a deferred tax benefit of $925 million during the three months ended September 30, 2017 as a result of utilizing BAC’s capital loss to offset capital gains from the Company’s U.S. divestitures and restructurings incurred between 2014 and 2017. These gains were previously offset by the Company’s NOL’s.
Recovery of income taxes during the nine months ended September 30, 2017 was $2,829 million and included: (i) $334 million of income tax benefit for the Company's ordinary loss during the nine months ended September 30, 2017, (ii) $2,626 million of tax benefit from internal restructuring efforts, consisting of the reversal of a $1,947 million deferred tax liability for previously recorded outside basis differences and a $679 million increase in deferred tax assets for NOL’s available after the carryback of a capital loss and utilization against current year income, (iii) a tax charge of $224 million resulting from the Company’s divestitures during the nine months ended September 30, 2017, and (iv) a $108 million tax benefit related to an intangible impairment during the three months ended September 30, 2017.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $2,225 million and $1,857 million as of September 30, 2017 and December 31, 2016, respectively. The increase was primarily due to continued losses in Canada. The Company will continue to assess the need for a valuation allowance on a go-forward basis.
The income tax benefit for the nine months ended September 30, 2016 was $179 million, and included: (i) $179 million related to the expected tax benefit in tax jurisdictions outside of Canada and (ii) an income tax provision of an immaterial amount related to Canadian income taxes. During the nine months ended September 30, 2016, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to tax expense generated from the Company’s annualized mix of earnings by jurisdiction, the discrete treatment of an adjustment to the accrual established for legal expenses and a significant impairment of an intangible asset, a tax benefit of $32 million on return to provision adjustments associated with the Company's U.S. tax return, the recording of valuation allowances on entities for which no tax benefit of losses is expected and a benefit for the release of uncertain tax positions based upon statute lapses and audit settlements.
As of September 30, 2017 and December 31, 2016, the Company had $500 million and $423 million of unrecognized tax benefits, which included $44 million and $39 million, respectively, relating to interest and penalties. Of the total unrecognized tax benefits as of September 30, 2017, $257 million would reduce the Company’s effective tax rate, if recognized. The Company anticipates that an immaterial amount of unrecognized tax benefits may be resolved within the next 12 months.
The Company continues to be under examination by the Canada Revenue Agency (“CRA”). The Company’s position with regard to proposed audit adjustments has not changed as of September 30, 2017 and the total proposed adjustment continues to result in a loss of tax attributes which are subject to a full valuation allowance.
The Company’s U.S. consolidated federal income tax return for the 2013 and 2014 tax years continues to be under examination by the Internal Revenue Service. The Company's U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2002 to 2015.
The Company’s subsidiaries in Australia are under audit by the Australian Tax Office for various years beginning in 2010. On August 8, 2017, the Australian Taxation Office issued a notice of assessment for the tax years 2011 through 2017 in the aggregate amount of $117 million, which includes penalties and interest. The Company disagrees with the assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously. To this end the Company has filed a holding objection against the assessment by the Australian Taxation Office and intends to file an objection in December of 2017. Additionally, the Company secured a bank guarantee to cover any potential cash outlays regarding this assessment.
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
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc. for the three and nine months ended September 30, 2017 and 2016 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$1,301	$(1,218)	$1,891	$(1,894)

Basic weighted-average number of common shares outstanding	350.4	349.5	350.1	346.5
Diluted effect of stock options, RSUs and other	1.9	—	1.3	—
Diluted weighted-average number of common shares outstanding	352.3	349.5	351.4	346.5

Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$3.71	$(3.49)	$5.40	$(5.47)
Diluted	$3.69	$(3.49)	$5.38	$(5.47)
During the three months and nine months ended September 30, 2016, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been as follows:

(in millions)	Three months ended September 30, 2016	Nine months ended September 30, 2016
Basic weighted-average number of common shares outstanding	349.5	346.5
Diluted effect of stock options, RSUs and other	0.8	3.4
Diluted weighted-average number of common shares outstanding	350.3	349.9
During the three and nine months ended September 30, 2017, stock options, time-based RSUs and performance-based RSUs to purchase approximately 7,601,000 common shares of the Company, for both periods, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method, compared with 8,300,000 common shares in both of the corresponding periods of 2016.

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
On a quarterly basis, the Company evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2017, the Company's consolidated balance sheet includes accrued current loss contingencies of $133 million and non-current loss contingencies of $20 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, the Company cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.

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
On October 12, 2017, a qui tam complaint asserting claims under the federal and certain state False Claims Acts was unsealed in the Eastern District of Pennsylvania, after the United States and the states on whose behalf claims were asserted declined to intervene in the case.  The complaint names Biovail Pharmaceuticals and three other pharmaceutical manufacturers as defendants.  The complaint alleges that Biovail Pharmaceuticals and other manufacturers failed to accurately account for service fees in its calculation of Average Manufacturer Prices reported to the federal government, and as a result underpaid Medicaid rebates.
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
California Department of Insurance Investigation
On May 4, 2016, B&L International, Inc. (“B&L International”) received from the Office of the California Insurance Commissioner an administrative subpoena to produce books, records and documents. On September 1, 2016, a revised and corrected subpoena, issued to B&L Inc., was received naming that entity in place of B&L International and seeking additional books records and documents. The requested books, records and documents are being requested in connection with an investigation by the California Department of Insurance and relate to, among other things, consulting agreements and financial arrangements between Bausch & Lomb Holdings Incorporated and its subsidiaries (“B&L”) and healthcare professionals in California, the provision of ocular equipment, including the Victus® femtosecond laser platform, by B&L to healthcare professionals in California and prescribing data for prescriptions written by healthcare professionals in California for certain of B&L’s products, including the Crystalens®, Lotemax®, Besivance® and Prolensa®. B&L Inc. and the Company are cooperating with the investigation. The Company cannot predict the outcome or the duration of this investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on the Company arising out of this investigation.
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
On February 10, 2017, the Company, Valeant (together, the “Valeant Co Parties”) and J. Michael Pearson (together with the Valeant Co Parties, the “Valeant Parties”) and Pershing Square Capital Management, L.P., Pershing Square Holdings, Ltd., Pershing Square International, Ltd., Pershing Square, L.P., Pershing Square II, L.P., PS Management GP, LLC, PS Fund 1, LLC, Pershing Square GP, LLC (together, “Pershing Square”), and William A. Ackman (“Ackman” and, together with Pershing Square, the “Pershing Square Parties”) entered into a litigation management agreement (the “Litigation Management Agreement”), pursuant to which the parties agreed to certain provisions with respect to the management of this litigation, including all cases currently consolidated with the Basile action described above and any opt-out litigation or individual actions brought by members of the putative class in the consolidated Basile action asserting the same or similar allegations or claims (collectively, the “Allergan Litigation”), including the following:

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

•
The first $10 million in legal fees and litigation expenses incurred by the Valeant Parties and the Pershing Square Parties after the date of the Litigation Management Agreement in connection with the Allergan Litigation will be paid 50% by the Valeant Co Parties and 50% by the Pershing Square Parties; and

•
The Litigation Management Agreement had an original termination date of November 1, 2017 if a stipulation of settlement with regards to the current consolidated Basile action has not been executed by that date. The parties agreed to extend the Litigation Management Agreement on October 30, 2017 by two months, to December 31, 2017.

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
In addition to the consolidated putative class action, fifteen groups of individual investors in the Company’s stock and debt securities at this point have chosen to opt out of the consolidated putative class action and filed securities actions in the U.S. District Court for the District of New Jersey against the Company and certain current or former officers and directors and other such proceedings may be initiated or asserted as this is not uncommon in such matters. These actions are captioned: T. Rowe Price Growth Stock Fund, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-5034); Equity Trustees Limited as Responsible Entity for T. Rowe Price Global Equity Fund v. Valeant Pharmaceuticals International Inc. (Case No. 16-cv-6127); Principal Funds, Inc. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-6128); BloombergSen Partners Fund LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7212); Discovery Global Citizens Master Fund, Ltd. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7321); MSD Torchlight Partners, L.P. v. Valeant

Pharmaceuticals International, Inc. (Case No. 16-cv-7324); BlueMountain Foinaven Master Fund, L.P. v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7328); Incline Global Master LP v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7494); VALIC Company I v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7496); Janus Aspen Series v. Valeant Pharmaceuticals International, Inc. (Case No. 16-cv-7497) (“Janus Aspen”); Okumus Opportunistic Value Fund, LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-06513) (“Okumus”); Lord Abbett Investment Trust- Lord Abbett Short Duration Income Fund, et al., v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-6365) (“Lord Abbett”); Pentwater Equity Opportunities Master Fund LTD v. Valeant Pharmaceuticals International, Inc., et al. (Case No. 17-cv-07552) (“Pentwater”), Public Employees’ Retirement System of Mississippi v. Valeant Pharmaceuticals International Inc., et al., (Case No. 3:17-cv-07625) (“Mississippi”), and The Boeing Company Employee Retirement Plans Master Trust and the Boeing Company Employee Savings Plans Master Trust v. Valeant Pharmaceuticals International Inc., et al., (Case No. 3:17-cv-07636) (“Boeing”). These individual shareholder actions assert claims under Sections 10(b), 18, and 20(a) of the Exchange Act, Sections 11, 12(a)(2), and 15 of the Securities Act, common law fraud, and negligent misrepresentation under state law, based on alleged purchases of Valeant stock, options, and/or debt at various times between January 4, 2013 and August 10, 2016. Plaintiffs in the Lord Abbett, Boeing, and Mississippi cases additionally assert claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act. The allegations in the complaints are similar to those made by plaintiffs in the putative class action.
Plaintiffs in the Janus Aspen action amended the complaint on April 28, 2017. Defendants filed motions for partial dismissal in ten individual actions on June 16, 2017. Briefing of those motions was completed on August 25, 2017.
On October 19, 2017, the Court entered an order requesting briefs from the parties regarding whether the Court should stay the putative securities class action and the fifteen individual securities law actions until after the resolution of criminal proceedings against Andrew Davenport and Gary Tanner.  The Court's order immediately stayed all deadlines, briefing schedules, and discovery in securities actions pending completion of the briefing and the Court’s decision. The Court directed the parties to file briefs either supporting or opposing the stay, with such briefs to be concluded by November 8, 2017.
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
In the Catucci action, motions for leave under the Quebec Securities Act and for authorization as a class proceeding were heard the week of April 24, 2017, with the motion judge reserving her decision. Prior to that hearing, the parties resolved applications by the defendants concerning jurisdiction and class composition, with the plaintiffs agreeing to revise the definition of the proposed class to exclude claims in respect of Valeant securities purchased in the United States. On August 29, 2017, the judge released her reasons for judgment granting the plaintiffs leave to proceed with their claims under the Quebec Securities Act and authorizing the class proceeding. On October 12, 2017, Valeant and the other defendants filed applications for leave to appeal from certain aspects of the decision authorizing the class proceeding. The applications for leave to appeal are scheduled to be heard November 22, 2017. On October 26, 2017, the plaintiffs issued their Judicial Application Originating Class Proceedings.
The Company believes that it has viable defenses in each of these actions. In each case, the Company intends to defend itself vigorously.
RICO Class Actions
Between May 27, 2016 and September 16, 2016, three virtually identical actions were filed in the U.S. District Court for the District of New Jersey against the Company and various third parties, alleging claims under the federal Racketeer Influenced Corrupt Organizations Act (“RICO”) on behalf of a putative class of certain third party payors that paid claims submitted by Philidor for certain Valeant branded drugs between January 2, 2013 and November 9, 2015 (Airconditioning and Refrigeration Industry Health and Welfare Trust Fund et al. v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-03087, Plumbers Local Union No. 1 Welfare Fund v. Valeant Pharmaceuticals International Inc. et al., No. 3:16-cv-3885 and N.Y. Hotel Trades Council et al v. Valeant Pharmaceuticals International. Inc. et al., No. 3:16-cv-05663).  On November 30, 2016, the Court entered an order consolidating the three actions under the caption In re Valeant Pharmaceuticals International, Inc. Third-Party Payor Litigation, No. 3:16-cv-03087. A consolidated class action complaint was filed on December 14, 2016. The consolidated complaint alleges, among other things, that the Defendants committed predicate acts of mail and wire fraud by submitting or causing to be submitted prescription reimbursement requests that misstated or omitted facts regarding (1) the identity and licensing status of the dispensing pharmacy; (2) the resubmission of previously denied claims; (3) patient co-pay waivers; (4) the availability of generic alternatives; and (5) the insured’s consent to renew the prescription.  The complaint further alleges that these acts constitute a pattern of racketeering or a racketeering conspiracy in violation of the RICO statute and caused plaintiffs and the putative class unspecified damages, which may be trebled under the RICO statute.  The Company moved to dismiss the consolidated complaint on February 13, 2017. Briefing of the motion was completed on May 17, 2017. On March 14, 2017, other defendants filed a motion to stay the RICO class action pending the resolution of criminal proceedings against Andrew Davenport and Gary Tanner. The Company did not oppose the motion to stay. On August 9, 2017, the Court granted the motion to stay and entered an order staying all proceedings in the case and accordingly terminating other pending motions.
The Company believes these claims are without merit and intends to defend itself vigorously.
Antitrust
Solodyn® Antitrust Class Actions
Beginning in July 2013, a number of civil antitrust class action suits were filed against Medicis Pharmaceutical Corporation (“Medicis”), Valeant Pharmaceuticals International, Inc. (“VPII”) and various manufacturers of generic forms of Solodyn®, alleging that the defendants engaged in an anticompetitive scheme to exclude competition from the market for minocycline hydrochloride extended release tablets, a prescription drug for the treatment of acne marketed by Medicis under the brand name, Solodyn®. The plaintiffs in such suits alleged violations of Sections 1 and 2 of the Sherman Act, 15 U.S.C. §§ 1, 2, and of various state antitrust and consumer protection laws, and further alleged that the defendants have been unjustly enriched through their alleged conduct. The plaintiffs sought declaratory and injunctive relief and, where applicable, treble, multiple, punitive and/or other damages, including attorneys’ fees. By order dated February 25, 2014, the Judicial Panel for Multidistrict Litigation (‘‘JPML’’) centralized the suits in the District of Massachusetts, under the caption In re Solodyn (Minocycline Hydrochloride) Antitrust Litigation, Case No. 1:14-md-02503-DJC, before U.S. District Judge Denise Casper. After the Direct Purchaser Class Plaintiffs and the End-Payor Class Plaintiffs each filed a consolidated amended class action complaint on September 12, 2014, the defendants jointly moved to dismiss those complaints. On August 14, 2015, the Court granted the Defendants' motion to dismiss with respect to claims brought under Sherman Act, Section 2 and various state laws but denied the motion to dismiss with respect to claims brought under Sherman Act, Section 1 and other state laws. VPII was dismissed from the case, but the litigation continues against Medicis and the generic manufacturers as to the remaining claims. A subsequent effort to re-plead claims under Sherman Act, Section 2 was denied on September 20, 2016.
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
Plaintiffs have reached a settlement with two of three generic manufacturer defendants, and, on April 14, 2017, the Court granted the Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for preliminary approval of those settlements. For the remaining parties, fact discovery and expert discovery have closed. The Court granted Direct Purchaser Plaintiffs' and End-Payor Plaintiffs' motions for class certification for the purposes of damages, but denied End-Payor Plaintiffs' motion for class certification for the purposes of injunctive and declaratory relief. Defendants have petitioned to appeal the certification of the End-Payor Class.  Plaintiffs and defendants have each filed motions for summary judgment. The summary judgment motions are pending and trial is set for March 12, 2018. The Company intends to vigorously defend all of these actions.
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
Intellectual Property
Patent Litigation/Paragraph IV Matters
The Company (and/or certain of its affiliates) is also party to certain patent infringement proceedings in the United States and Canada, including as arising from claims filed by the Company (or that the Company anticipates filing within the required time periods) in connection with Notices of Paragraph IV Certification (in the United States) and Notices of Allegation (in Canada) received from third party generic manufacturers respecting their pending applications for generic versions of certain products sold by or on behalf of the Company, including Onexton®, Relistor®, Apriso®, Uceris®, Carac® and Cardizem® in the United States and Wellbutrin® XL and Glumetza® in Canada, or other similar suits. These matters are proceeding in the ordinary course.
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
On May 17, 2017, the Company and Actavis announced that, at Actavis' request, the parties had agreed to stay this litigation and extend the 30-month stay regarding Actavis’ ANDA for its generic version of Xifaxan® (rifaximin) 550 mg tablets. This action is stayed through April 30, 2018 and Actavis has not yet taken any steps to lift the stay. All scheduled litigation activities, including the January 2018 trial date, have been indefinitely removed from the Court docket. Further, the parties agreed and the Court ordered that Actavis' 30-month regulatory stay shall be extended from August 12, 2018 until no earlier than February 12, 2019 and potentially longer if the litigation stay lasts for more than six months. The Company remains confident in the strength of the Xifaxan® Patents and believes it will prevail in this matter should it move forward. The Company also continues to believe the allegations raised in Actavis’ notice are without merit and will defend its intellectual property vigorously.
Product Liability
Shower to Shower Products Liability Litigation
The Company has been named in over one hundred lawsuits involving the Shower to Shower body powder product acquired in September 2012 from Johnson & Johnson. The Company has been successful in obtaining a number of dismissals as to the Company and/or its subsidiary, Valeant Pharmaceuticals North America LLC (“VPNA”), in some of these cases. The Company continues to seek dismissals in these cases and to pursue agreements from plaintiffs to not oppose the Company’s motions for summary judgment.
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
These lawsuits also include a number of cases filed in certain state courts in the United States (including the California Superior Courts, the Superior Courts of Delaware, the New Jersey Superior Courts, the District Court of Louisiana, the Supreme Court of New York (Niagara County), the District Court of Oklahoma City, the Tennessee Chancery Court (Hamilton County) and the South Carolina Court of Common Pleas (Richland County)) alleging use of Shower to Shower and other products resulted in the plaintiffs developing mesothelioma. The Company has been successful in obtaining voluntarily dismissals in some of these cases or the plaintiffs have not opposed summary judgment. The allegations in these cases generally include design defect, manufacturing defect, failure to warn, negligence, and punitive damages, and in some cases breach of express and implied warranties, misrepresentation, and loss of consortium. The plaintiffs seek compensatory damages for loss of services, economic loss, pain and suffering, and, in some cases, lost wages or earning capacity and loss of consortium, in addition to punitive damages, interest, litigation costs, and attorneys’ fees.
Finally, two proposed class actions have been filed in Canada against the Company and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec). The Company also acquired the rights to the Shower to Shower product in Canada from Johnson & Johnson in September 2012. In the British Columbia matter, the plaintiff seeks to certify a proposed class action on behalf of persons in British Columbia and Canada who have purchased or used Johnson’s Baby Powder or Shower to Shower, including their estates, executors and personal representatives, and is alleging that the use of this product increases certain health risks. In the Quebec matter, the plaintiff seeks to certify a proposed class action on behalf of persons in Québec who have used Johnson’s Baby Powder or Shower to Shower, as well as their family members, assigns and heirs, and is alleging negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner. The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. The likelihood of the authorization or certification of these claims as class actions cannot be assessed at this time.
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
General Civil Actions
Afexa Class Action
On March 9, 2012, a Notice of Civil Claim was filed in the Supreme Court of British Columbia which seeks an order certifying a proposed class proceeding against the Company and a predecessor, Afexa Life Sciences Inc. ("Afexa") (Case No. NEW-S-S-140954). The proposed claim asserts that Afexa and the Company made false representations respecting Cold-FX® to residents of British Columbia who purchased the product during the applicable period and that the proposed class has suffered damages as a result. On November 8, 2013, the Plaintiff served an amended notice of civil claim which sought to re-characterize the representation claims and broaden them from what was originally claimed. On December 8, 2014, the Company filed a motion to strike certain elements of the Plaintiff’s claim for failure to state a cause of action. In response, the Plaintiff proposed further amendments to its claim. The hearing on the motion to strike and the Plaintiff’s amended claim was held on February 4, 2015. The Court allowed certain amendments, while it struck others. The hearing to certify the class was held on April 4-8, 2016 and, on November 16, 2016, the Court issued a decision dismissing the plaintiff’s application for certification of this action as a class proceeding. On December 15, 2016, the plaintiff filed a notice of appeal in the British Columbia Court of Appeal appealing the decision to dismiss the application for certification. The plaintiff filed its appeal factum on March 15, 2017 and the Company filed its appeal factum on April 19, 2017. The appeal hearing was held on September 19, 2017 and a decision is pending. The Company denies the allegations being made and is continuing to vigorously defend this matter.

Mississippi Attorney General Consumer Protection Action
The Company and VPNA are named in an action brought by James Hood, Attorney General of Mississippi, in the Chancery Court of the First Judicial District of Hinds County, Mississippi (Hood ex rel. State of Mississippi, Civil Action No. G2014-1207013, filed on August 22, 2014), alleging consumer protection claims against both Johnson & Johnson, the Company and VPNA related to the Shower to Shower body powder product and its alleged causal link to ovarian cancer. As indicated above, the Company acquired the Shower to Shower body powder product in September 2012 from Johnson & Johnson. The State seeks compensatory damages, punitive damages, injunctive relief requiring warnings for talc-containing products, removal from the market of products that fail to warn, and to prevent the continued violation of the Mississippi Consumer Protection Act (“MCPA”). The State also seeks disgorgement of profits from the sale of the product and civil penalties. In October 2017, Plaintiffs dismissed certain claims under the MCPA related to advertising/marketing that did not appear on the label and/or packaging of Shower to Shower. The State has not made specific allegations as to the Company or VPNA. The Company intends to defend itself vigorously in this action, which the Company believes will also fall, in whole or in part, within the indemnification obligations of Johnson & Johnson owed to the Company, as indicated above.
Uceris® Arbitration
On or about December 5, 2016, Cosmo Technologies Ltd. and Cosmo Technologies III Ltd. (collectively, “Cosmo”), the licensor of certain intellectual property rights in, and supplier of, the Company’s Uceris® extended release tablets, commenced arbitration against certain affiliates of the Company, Santarus Inc. (“Santarus”) and Valeant Pharmaceuticals Ireland (“Valeant Ireland”), under the Rules of Arbitration of the International Chamber of Commerce (No. 22453/GR, Cosmo Technologies Ltd. et al. v. Santarus, Inc. et al.). In the arbitration, Cosmo is alleging breach of contract with respect to certain terms of the license agreement, including the obligations on Santarus to use certain commercially reasonable efforts to promote the Uceris® extended release tablets. Cosmo is seeking a declaration that both the license agreement and a supply agreement with Valeant Ireland have been terminated, plus audit and attorney fees. Santarus and Valeant Ireland submitted their Answer in the arbitration on January 10, 2017 denying each of Cosmo’s allegations and making certain counterclaims. A hearing on liability issues was conducted from October 5 to 8, 2017. No ruling has yet issued. The Company is vigorously defending this matter.
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
Mimetogen Litigation
In November 2014, B&L Inc. filed a lawsuit against Mimetogen Pharmaceuticals Inc. (“MPI”) in the United States District Court for the Western District of New York (Bausch & Lomb Incorporated v. Mimetogen Pharmaceuticals Inc., Case No. 6:14-06640 (FPG-JWF) (W.D.N.Y.)) relating to the Development Collaboration and Exclusive Option Agreement between B&L Inc. and MPI dated July 17, 2013 (the “MIM-D3 Agreement”) for MIM-D3, a compound created by MPI to treat dry eye syndrome. In particular, B&L Inc. sought a declaratory judgment that the Initial Phase III Trial regarding the safety and efficacy of MIM-D3 conducted pursuant to the MIM-D3 Agreement was “Not Successful” as defined in the MIM-D3 Agreement and, as a result, B&L Inc. had no further obligation to MPI when B&L Inc. elected not to exercise or extend its option to obtain an exclusive license to the MIM-D3 Technology to develop and commercialize certain products pursuant to the MIM-D3 Agreement before the end of the applicable option period.  MPI filed a counterclaim against B&L Inc., in which it contended that the result of the clinical trial did not meet the definition of “Not Successful” under the MIM-D3 Agreement and that, as a result, a $20 million termination fee was due by B&L Inc. to MPI under the terms of the MIM-D3 Agreement and that B&L Inc. had breached the MIM-D3 Agreement by failing to pay this termination fee. MPI also contended that B&L Inc. acted intentionally and consequently was entitled to additional damages. MPI also brought certain third-party claims against the Company, alleging that the Company intentionally interfered with the MIM-D3 Agreement with the intent to harm MPI.  MPI also asserted a claim against the Company for unfair and deceptive acts under Massachusetts law, and sought recovery of the $20 million fee, as well as additional damages related to this claimed delay and injury to the value of its developmental product.  On March 12, 2015, the Company moved to dismiss all of the claims against the Company and the claims for extra-contractual damages. In May 2016, the Court dismissed all claims against the Company, other than the claim for tortious interference, and declined to dismiss the claims against B&L Inc. and the Company for extra-contractual damages.  On August 19, 2016, MPI filed a motion for summary judgment on its contract claim against B&L Inc. On September 22, 2016, B&L Inc. responded to MPI’s motion for summary judgment, and, along with the Company, filed a cross-motion for judgment in their favor, dismissing the contract claims against B&L Inc., as well as the remaining third-party claim against the Company for tortious interference. On June 30, 2017, the Court issued a Decision and Order granting MPI’s motion for partial summary judgment, awarding MPI the amount of $20 million (based on a finding that the termination fee was due based on the outcome of the clinical trial) and denying the cross-motion for summary judgment filed by B&L Inc. and the Company. The Decision and Order is not yet appealable and the Company believes that that the Decision and Order cannot be enforced, as it is a partial summary judgment and not yet a final order of the Court. B&L Inc. and the Company intend to appeal this decision at the soonest possible time and will continue to vigorously defend the remainder of the suit. Discovery is proceeding as to the remaining claims.
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

Salix Securities Litigation
Beginning on November 7, 2014, three putative class action lawsuits were filed by shareholders of Salix, each of which generally alleges that Salix and certain of its former officers and directors violated federal securities laws in connection with Salix’s disclosures regarding certain products, including with respect to disclosures concerning historic wholesaler inventory levels, business prospects and demand, reserves and internal controls. Two of these actions were filed in the U.S. District Court for the Southern District of New York, and are captioned: Woburn Retirement System v. Salix Pharmaceuticals, Ltd., et al. (Case No: 1:14-CV-08925 (KMW)), and Bruyn v. Salix Pharmaceuticals, Ltd., et al. (Case No. 1:14-CV-09226 (KMW)). These two actions have been consolidated under the caption In re Salix Pharmaceuticals, Ltd. (Case No. 14-CV-8925 (KMW)). Defendants’ Motions to Dismiss were fully briefed as of August 3, 2015. The Court denied the Motions to Dismiss in an order dated March 31, 2016 for the reasons stated in an opinion dated April 22, 2016. Defendants’ Answers to the operative Complaint were filed on May 31, 2016. On October 10, 2016, Plaintiffs’ filed a motion for class certification. A third action was filed in the U.S. District Court for the Eastern District of North Carolina under the caption Grignon v. Salix Pharmaceuticals, Ltd. et al. (Case No. 5:14-cv-00804-D), but was subsequently voluntarily dismissed. On February 8, 2017, the parties reached an agreement in principle to settle the consolidated action, pursuant to which Salix will make a payment of $210 million and, on April 5, 2017, the court granted preliminary approval of the settlement. A hearing to grant final approval of the settlement was heard on July 28, 2017 and the settlement was approved by the Court. The settlement amount has been fully accrued for in the Company’s consolidated financial statements as of December 31, 2016 and a payment of $210 million was made in the second quarter of 2017 (in total, the Company received $60 million of insurance refund proceeds related to this matter). Included in Other expense (income) in the statement of loss for 2016 is a $90 million charge in the fourth quarter for this matter.
U.S. Department of Justice Investigation
On September 15, 2015, Bausch & Lomb International, Inc. received a subpoena from the Criminal Division of the U.S. Department of Justice regarding agreements and payments between B&L and medical professionals related to its surgical products Crystalens® IOL and Victus® femtosecond laser platform. The government indicated that the subpoena was issued in connection with a criminal investigation into possible violations of Federal health care laws. B&L International produced certain documents in response to the subpoena and cooperated with the investigation. The underlying qui tam action relating to this investigation was dismissed without prejudice on June 19, 2017 and the Department of Justice has both declined to intervene, as well as, declined to further prosecute this matter.
Sprout Litigation
On or about November 2, 2016, the Company and Valeant were named as defendants in a lawsuit filed by the shareholder representative of the former shareholders of Sprout in the Court of Chancery of the State of Delaware (C.A. No. 12868). The plaintiff in this action alleged, among other things, breach of contract with respect to certain terms of the merger agreement relating to the Company's acquisition of Sprout, including a disputed contractual term respecting the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term respecting the spend of no less than $200 million in certain expenditures). The plaintiff in this action sought unspecified compensatory and other damages and attorneys’ fees, as well as an order requiring Valeant to perform its obligations under the merger agreement. On December 27, 2016, the Company and Valeant filed (i) an answer directed to the claim for breach of contract and (ii) a partial motion to dismiss the other claims. The Court held a hearing on the partial motion to dismiss on March 10, 2017, and the Court subsequently granted that motion in part, dismissing plaintiff’s intentional misrepresentation and declaratory judgment claims in their entirety and narrowing plaintiff’s implied covenant claim. On November 6, 2017, the Company announced that it had entered into a definitive agreement to sell Sprout. In connection with the closing of the Sprout Sale, this action will be dismissed with prejudice.  The Company expects to close the Sprout Sale in 2017.
Depomed/PDL Litigation
On September 7, 2017, Depomed, Inc. (“Depomed”) and PDL BioPharma, Inc. (“PDL”) commenced litigation by the filing of a complaint in the United States District Court for the District of New Jersey, against Valeant Pharmaceuticals International, Inc. and Valeant Pharmaceuticals Luxembourg S.à r.l. (together, “Valeant”) relating to alleged underpayment of royalties in breach of a certain commercialization agreement by and between Depomed and Santarus, Inc. (a predecessor company of the Company) dated as of August 22, 2011, as amended, based on, inter alia, the findings in an audit report prepared by KPMG LLP.  Valeant disputed the claims alleged in Depomed’s complaint.  On October 27, 2017, PDL, Depomed and Valeant entered into a settlement agreement that resolved all matters addressed in the lawsuit filed. Under the terms of the settlement agreement, the parties agree that the settlement is not an admission by any party thereto of any fact alleged in the litigation, and reflects a reasonable compromise in the best interest of the parties.  As a consequence of the settlement, the litigation was dismissed, with prejudice, on November 6, 2017, and Valeant made a one-time, lump-sum payment of $13 million to Depomed. In addition, under the terms of the settlement agreement, Depomed and PDL will release Valeant from any and all claims against it arising out of the royalty audit that was performed, Valeant’s obligation to pay royalties during the relevant audit period, and/or the litigation, and Valeant will release Depomed and PDL from any and all claims against them as a result of the audit and/or the litigation.

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

•
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products (gastrointestinal products), (ii) Ortho Dermatologics (dermatological products) and (iii) oncology (or Dendreon), dentistry and women’s health products. As a result of the Dendreon Sale completed on June 28, 2017, the Company exited the oncology business.

•
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics which includes the Solta business and the Obagi business and (ii) generic products.

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
Prior period segment financial information has been recast to conform to current segment presentation.

Segment Revenues and Profits
Segment revenues and profits for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Revenues:
Bausch + Lomb/International	$1,254	$1,243	$3,645	$3,666
Branded Rx	633	766	1,873	2,084
U.S. Diversified Products	332	470	1,043	1,521
	$2,219	$2,479	$6,561	$7,271

Segment profits:
Bausch + Lomb/International	$387	$381	$1,097	$1,072
Branded Rx	357	484	1,024	1,078
U.S. Diversified Products	238	379	757	1,227
	982	1,244	2,878	3,377
Corporate	(126)	(185)	(432)	(525)
Amortization of intangible assets	(657)	(664)	(1,915)	(2,015)
Goodwill impairments	(312)	(1,049)	(312)	(1,049)
Asset impairments	(406)	(148)	(629)	(394)
Restructuring and integration costs	(6)	(20)	(42)	(78)
Acquired in-process research and development costs	—	(31)	(5)	(34)
Acquisition-related contingent consideration	238	(9)	297	(18)
Other income (expense), net	325	(1)	584	20
Operating income (loss)	38	(863)	424	(716)
Interest income	3	3	9	6
Interest expense	(459)	(470)	(1,392)	(1,369)
Loss on extinguishment of debt	(1)	—	(65)	—
Foreign exchange and other	19	(2)	87	4
Loss before recovery of income taxes	$(400)	$(1,332)	$(937)	$(2,075)
Segment Assets
Total assets by segment were as follows:

(in millions)	September 30, 2017	December 31, 2016
Assets:
Bausch + Lomb/International	$15,608	$16,201
Branded Rx	18,455	21,143
U.S. Diversified Products	5,172	5,820
	39,235	43,164
Corporate	739	365
Total assets	$39,974	$43,529

20.	SUBSEQUENT EVENTS
Debt Repayments
On October 5, 2017, using the Restricted cash received from the iNova Sale completed on September 29, 2017, the Company repaid $923 million of its Series F Tranche B Term Loan Facility. On November 2, 2017, using cash on hand, the Company repaid $125 million of its Series F Tranche B Term Loan Facility.
Senior Secured Note Offering
On October 17, 2017, the Company issued $1,000 million aggregate principal amount of the 5.50% 2025 Notes, in a private placement, the proceeds of which were used to (i) repurchase $569 million in principal amount of the 6.375% 2020 Notes and (ii) repurchase $431 million in principal amount of the 7.00% 2020 Notes. The related fees and expenses were paid using cash on hand. Interest on these notes is payable semi-annually in arrears on each May 1 and November 1.
The 5.50% 2025 Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Credit Agreement under the terms of the indenture governing the Senior Secured Notes.
The5.50% 2025 Notes and the guarantees rank equally in right of payment with all of the Company’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and Note Guarantors’ respective future subordinated indebtedness. The Senior Secured Notes and the guarantees related thereto are effectively pari passu with the Company’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the Senior Secured Notes and effectively senior to the Company’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, including the existing Senior Unsecured Notes, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the Senior Secured Notes are structurally subordinated to (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the Senior Secured Notes and (ii) any of the Company’s debt that is secured by assets that are not collateral.
The 5.50% 2025 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2020, at the redemption prices set forth in the indenture. The Company may redeem some or all of the 5.50% 2025 Notes prior to November 1, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to November 1, 2020, the Company may redeem up to 40% of the aggregate principal amount of the 5.50% 2025 Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
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
Sprout Sale
On November 6, 2017, the Company announced it had entered into a definitive agreement to sell Sprout to a buyer affiliated with certain former shareholders of Sprout, in exchange for a 6% royalty on global sales of Addyi® beginning May 2019. In connection with the completion of the Sprout Sale, the terms of the October 2015 merger agreement relating to the Company's acquisition of Sprout will be amended to terminate the Company's ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the completion of the Sprout Sale, the current litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputes the Company's compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect the spend of no less than $200 million in certain expenditures), will be dismissed with prejudice. Upon completion of the Sprout Sale, the Company will issue the buyer a five-year $25 million loan for initial operating expenses. The Sprout Sale is subject to certain closing conditions, including the approval of the requisite portion of the former shareholders of Sprout to the amendments to the original merger agreement.
Royalties due to the Company from the future sales of the Addyi® product will be contingent upon future events. As the Company has previously elected a policy to record such contingent proceeds only when the contingency is realizable, no value will be ascribed to the Company's right to receive those future royalties in determining the Company's gain or loss on the Sprout Sale. The Sprout Sale is expected to close in 2017, at which time the Company will recognize a loss equal to the carrying value of the net assets of Sprout at the date of closing, plus any necessary provisions regarding the five-year $25 million loan executed as part of the Sprout Sale agreement. As of September 30, 2017, net assets of the Sprout business were $71 million and were included in assets and liabilities held for sale.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “the Company,” and similar terms refer to Valeant Pharmaceuticals International, Inc. and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through November 7, 2017 and should be read in conjunction with the unaudited interim Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that may be forward-looking information within the meaning defined under applicable Canadian securities legislation (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Consolidated Financial Statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Valeant Pharmaceuticals International, Inc. is a multinational, specialty pharmaceutical and medical device company that develops, manufactures, and markets a broad range of branded, generic and branded generic pharmaceuticals, over-the-counter (“OTC”) products and medical devices (contact lenses, intraocular lenses, ophthalmic surgical equipment, and aesthetics devices), which are marketed directly or indirectly in approximately 100 countries. We are diverse not only in our sources of revenue from our broad drug and medical device portfolio, but also among the therapeutic classes and geographies we serve.
We generated revenues of $6,561 million and $7,271 million for the nine months ended September 30, 2017 and 2016, respectively. Our portfolio of products falls into three reportable segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products.

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

•
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products (gastrointestinal (“GI”) products), (ii) Ortho Dermatologics (dermatological products) and (iii) oncology (or Dendreon (as defined below)), dentistry and women’s health products. As a result of the Dendreon Sale (as defined below) completed on June 28, 2017, the Company exited the oncology business.

•
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics which includes the Solta business and the Obagi business and (ii) generic products.

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

History
Following the Company’s (then named Biovail Corporation) acquisition of Valeant Pharmaceuticals International (“Valeant”) on September 28, 2010 (the “Merger”), we supplemented our internal research and development (“R&D”) efforts with strategic acquisitions to expand our portfolio offerings and geographic footprint. In 2013, we acquired Bausch & Lomb Holdings Incorporated (“B&L”), a global eye health company that focuses on developing, manufacturing and marketing eye health products, including contact lenses, contact lens care solutions, ophthalmic pharmaceuticals and ophthalmic surgical products. In 2015, we acquired Salix Pharmaceuticals, Ltd. (“Salix”) (the “Salix Acquisition”), a specialty pharmaceutical company dedicated to developing and commercializing prescription drugs and medical devices used in treatment of a variety of GI disorders with a portfolio of over 20 marketed products, including Xifaxan®, Uceris®, Apriso®, Glumetza®, and Relistor®. In 2015, we acquired the exclusive licensing rights to develop and commercialize brodalumab, an IL-17 receptor monoclonal antibody for patients with moderate-to-severe plaque psoriasis for which, following internal development work, on February 15, 2017, we received approval from the U.S. Food and Drug Administration (“FDA”). On July 27, 2017, we launched this product in the U.S. (marketed as Siliq™ in the U.S.). We believe the investments we have made in B&L, Salix, brodalumab and other acquisitions, as well as our ongoing investments in our internal R&D efforts, are helping us to capitalize on the core geographies and therapeutic classes that have the potential for strong operating margins and offer attractive growth opportunities. While business development through acquisitions may continue to be a component of our long-term strategy, we have made minimal acquisitions since 2015 and expect the volume and size of acquisitions to be low in the foreseeable future.
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

•
Patient Access and Pricing Committee and New Pricing Actions - In May 2016, we formed the Patient Access and Pricing Committee responsible for setting, changing and monitoring the pricing of our Branded Rx and other pharmaceutical products. Following this committee's recommendation, we implemented an enhanced rebate program to all hospitals in the U.S. to reduce the price of our Nitropress® and Isuprel® products. In October 2016, the Patient Access and Pricing Committee approved 2% to 9% increases to our gross selling price (wholesale acquisition cost or “WAC”) for products in our neurology, GI and urology portfolios. The changes are aligned with the Patient Access and Pricing Committee's commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry. In addition, in 2016, no pricing increases were taken on our dermatology and ophthalmology products and, in 2016, net pricing of our dermatology and ophthalmology products, after taking into account the impact of rebates and other adjustments, decreased by greater than 10% on average. On April 21, 2017, the Company announced that, following the evaluation and approval of the Patient Access and Pricing Committee, it had decided to list Siliq™ (brodalumab) injection at $3,500 per month, which represented the lowest-priced injectable biologic psoriasis treatment based on total annual costs on the market at the time of the announcement. In the future, we expect that the Patient Access and Pricing Committee will implement or recommend additional price changes and/or new programs to enhance patient access to our drugs and that these pricing changes and programs could affect the average realized pricing for our products and may have a significant impact on our revenue trends.

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
GI Initiatives - The GI unit initiated a significant sales force expansion program in December 2016 to reach potential primary care physician (“PCP”) prescribers of Xifaxan® for irritable bowel syndrome with diarrhea (“IBS-D”) and Relistor® tablets for opioid induced constipation (“OIC”). In the first quarter of 2017, we hired approximately 250 trained and experienced sales force representatives and managers to create, bolster and sustain deep relationships with PCPs. With approximately 70 percent of IBS-D patients initially presenting with symptoms to a PCP, we believe that the dedicated PCP sales force will be positioned to reach more patients in need of IBS-D treatment. The investment in these additional sales resources, including an increase in associated promotional costs, is expected to be in the range of $50 million to $60 million, as we believe this spend is needed to allow us to capitalize on the full potential of Xifaxan®. The costs of this investment in our GI unit reduced our operating results in the fourth quarter of 2016 and the first quarter of 2017 and we have begun experiencing incremental revenue for Xifaxan®. In addition, we have expanded our dedicated pain sales representatives to strengthen our position in the OIC market, and established a nurse educator team to educate clinical staff within top institutions.
R&D Investments - Our R&D organization focuses on the development of products through clinical trials and consists of approximately 1,000 dedicated R&D and quality assurance employees in 18 R&D facilities. Currently, we have over 100 R&D projects in the pipeline and we have launched or expect to launch and/or relaunch over 120 products during 2017.
In 2016, we increased our R&D expenditures by 26% over our R&D expenditures in 2015, as we began the transition away from the Company's previous growth by acquisition strategy and moved toward our organic growth supported by investment in R&D strategy. Although R&D expenses for the nine months ended September 30, 2017 were $271 million and were lower when compared to R&D expenses for the nine months ended September 30, 2016 of $328 million, as a percentage of revenues R&D expenses remain between 4% and 5% in 2017 and 2016 and demonstrates our consistent commitment to our investment in R&D strategy. The decrease in dollars spent is attributable to the year over year phasing as we completed the R&D investment in SiliqTM and other newly launched products requiring investment in the prior year, removed projects related to divested businesses and rebalanced our portfolio to better align with our long-term plans.
Core assets that have received a significant portion of our R&D investment are:

•
Dermatology - On July 27, 2017, we launched Siliq™ in the U.S. Siliq™ is an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. The FDA approved the Biologics License Application (“BLA”) for Siliq™ injection, for subcutaneous use for the treatment of moderate-to-severe plaque psoriasis in adult patients who are candidates for systemic therapy or phototherapy and have failed to respond or have lost response to other systemic therapies. Siliq™ has a Black Box Warning for the risks in patients with a history of suicidal thoughts or behavior and was approved with a Risk Evaluation and Mitigation Strategy involving a one-time enrollment for physicians and one-time informed consent for patients.

•
Dermatology - IDP-118 is the first and only topical lotion that contains a unique combination of halobetasol propionate and tazarotene for the treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but are limited in duration of use.  Halobetasol propionate may be used for up to two weeks and tazarotene may be limited due to irritation.  Based on existing data from clinical studies, the combination of these ingredients in IDP-118 with a dual mechanism of action, potentially allows for expanded duration of use, with reduced adverse events.  On September 5, 2017, we announced that we had submitted a New Drug Application (“NDA”) for IDP-118 to the FDA which included data from two successful Phase 3 clinical trials. On November 2, 2017, we announced that the FDA had accepted the NDA for review, and set a Prescription Drug User Fee Act (“PDUFA”) action date of June 18, 2018.

•	Dermatology - IDP-122 is a novel psoriasis product, for which we expect to file an NDA in 2017.

•	Dermatology - IDP-121 is a novel acne product for which we expect to file an NDA in 2017.

•	Dermatology - IDP-123 is an acne product containing lower concentration of tazarotene in a lotion form to help reduce irritation while keeping efficacy currently in Phase 3 testing.

•
Dermatology - IDP-120 - is an acne product with a fixed combination of mutually incompatible ingredients; benzoyl peroxide and tretinoin. We plan to begin Phase 3 testing of this product in the first half of 2018.

•	Dermatology - IDP-126 - is an acne product with a fixed combination of benzoyl peroxide, clindamycin phosphate and adapalene currently in Phase 2 testing.

•	Gastrointestinal - A new formulation of rifaximin, which we acquired as part of the Salix Acquisition, is scheduled to begin Phase 2b/3 testing in 2017.

•
Eye Health - Luminesse™ (provisional name) (brimonidine tartrate ophthalmic solution, 0.025%) is being developed as an ocular redness reliever. On February 27, 2017, we filed the NDA for Luminesse™ with the FDA. In May 2017, we announced that the FDA had accepted the NDA for review, and set a PDUFA action date of December 27, 2017.

•
Eye Health - Vyzulta™ (latanoprostene bunod ophthalmic solution, 0.024%) is an intraocular pressure lowering single-agent eye drop dosed once daily for patients with open angle glaucoma or ocular hypertension. In September 2015, we announced that the FDA had accepted for review the NDA for this product and set a PDUFA action date of July 21, 2016. On July 22, 2016, we announced that we had received a Complete Response Letter (“CRL”) from the FDA regarding the NDA for this product. On February 24, 2017, we refiled the NDA and, on August 7, 2017, we received another CRL from the FDA regarding the NDA for this product. The concerns raised by the FDA in both CRLs pertain to the findings of Current Good Manufacturing Practices ("GMP") inspections at our manufacturing facility in Tampa, Florida, where certain deficiencies were identified by the FDA. However, neither CRL identified any efficacy or safety concerns with respect to this product or additional clinical trials needed for the approval of the NDA. On August 16, 2017, we announced that the FDA confirmed that all issues related to the Current Good Manufacturing Practice inspection at the Tampa, Florida facility are being satisfactorily resolved, and a Voluntary Action Indicated inspection classification has since been issued by the FDA for this facility. Then on November 2, 2017, we announced that the FDA approved the NDA for Vyzulta™. We expect to launch Vyzulta™ in 2017.

•
Eye Health - Vitesse™ is a novel technology using ultrasonic energy for vitreous removal with reduced surgical trauma. On April 26, 2017, Vitesse™ received 510(k) clearance from the FDA. We expect to launch this product in 2017.

•
Dermatology - Traser™ is an energy-based platform device with significant versatility and power capabilities to address various dermatological conditions, including vascular and pigmented lesions. Product launch is currently planned for the second half of 2019.

•	Eye Health - We expect to file a Premarket Approval application with the FDA in 2017 for 7-day extended wear for our Bausch + Lomb ULTRA® monthly planned replacement contact lenses.

•
Eye Health - On April 6, 2017, we announced that our Stellaris Elite™ Vision Enhancement System received 510(k) clearance from the FDA. The Stellaris Elite™ Vision Enhancement System is our next generation phacoemulsification cataract platform, which offers new innovations, as well as the opportunity to add upgrades and enhancements every one to two years. Stellaris Elite™ is the first phacoemulsification platform on the market to offer Adaptive Fluidics™, which combines aspiration control with predictive infusion management to create a responsive and controlled surgical environment for efficient cataract lens removal. Stellaris Elite™ was launched in April 2017.

•
Eye Health - Biotrue® ONEday for Astigmatism is a daily disposable contact lens for astigmatic patients. The Biotrue® ONEday lenses incorporates Surface Active TechnologyTM to provide a dehydration barrier.  The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched the complete extended power range in 2017.

•
Eye Health - Bausch + Lomb ULTRA® for Astigmatism is a monthly planned replacement contact lens for astigmatic patients.  The Bausch + Lomb ULTRA® for Astigmatism lens was developed using the proprietary MoistureSeal® technology. In addition, the Bausch + Lomb ULTRA® for Astigmatism lens integrates a OpticAlign™ design engineered for lens stability and to promote a successful wearing experience for the astigmatic patient. We launched this product and the extended power range for this product in 2017.

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

•
Eye Health - Bausch + Lomb ScleralFil™ solution is a novel contact lens care solution that makes use of a preservative free buffered saline solution for use with the insertion of scleral lenses.  This contact lens care solution was launched in 2017.

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

•
Eye Health - We are developing a new Ophthalmic Viscosurgical Device product, with a formulation to protect corneal endothelium during Phaco emulsification process during a cataract surgery and to help chamber maintenance and lubrication during intraocular lens delivery. We expect to initiate an investigative device exemption (“IDE”) study in 2017.

•
Dermatology - Next Generation Thermage® is a fourth-generation non-invasive treatment option using a radiofrequency platform designed to optimize key functional characteristics, expand clinical indication set and improve patient outcomes. On September 22, 2017, we received 510(k) clearance from the FDA and expect to launch this product in 2017.

•
Gastrointestinal - NER1006 (provisionally named Plenvu®) is a novel, lower-volume polyethylene glycol-based bowel preparation that has been developed to help provide complete bowel cleansing, with an additional focus on the ascending colon. In June 2017, we announced that the FDA accepted for review the NDA for NER1006 and we expect an FDA decision in 2018. NER1006 was licensed by Norgine B.V. to Salix in August 2016.

•
Eye Health - Loteprednol Gel 0.38% is a new formulation for the treatment of post-operative ocular inflammation and pain with lower drug concentration and less frequent dosing and has completed Phase III testing.

•	Eye Health - enVista® Trifocal intraocular lens is an innovative lens design, for which we expect to initiate an IDE study in 2017.
Our investment in R&D reflects our commitment to drive organic growth through internal development of new products, a pillar of our new strategy.

Strengthening the Balance Sheet/Capital Structure - We have made measurable progress in reducing our debt level, improving our capital structure and generating additional liquidity for our operations. Using our cash flows from operations and the net cash proceeds from sales of certain non-core assets, during the period January 1, 2016 through the date of this filing, we repaid (net of additional borrowings) over $5,200 million of long-term debt, which includes over $900 million of repayments made after September 30, 2017 using the net proceeds from a divestiture as discussed below and cash on hand. In addition, in March 2017 and October 2017, we accessed the credit markets and completed a series of transactions to improve our capital structure, whereby we extended the maturities of certain debt obligations originally scheduled to mature in the years 2018 through 2020 out to the year 2021 and beyond. Our repayments through the date of this filing, and the refinancings we completed in March 2017 and October 2017 have eliminated any further mandatory principal long-term debt repayments until March 2020, providing us with additional liquidity and greater flexibility to execute our business plans. Our reduced debt levels and improved debt portfolio will translate to lower payments of principal over the next three years, which, in turn, should free up cash flows to be directed toward developing our core assets and repaying additional debt amounts.
Divestitures
In order to better focus on our business objectives, we have divested certain businesses and assets and identified others for potential divestiture, which, in each case, were not aligned with our core business objectives.
In March 2017, we completed the sale of the CeraVe®, AcneFree™ and AMBI® skincare brands to a global beauty company for $1,300 million in cash (the “Skincare Sale”). Aggregate annual revenue associated with these skincare brands was less than $200 million.
In June 2017, we completed the sale of our equity interests in Dendreon Pharmaceuticals LLC (formerly Dendreon Pharmaceuticals, Inc.) (“Dendreon”), for $845 million (as adjusted for working capital provisions through September 30, 2017) in cash (the “Dendreon Sale”). Dendreon’s only commercialized product, Provenge®, is an autologous cellular immunotherapy (vaccine) for prostate cancer treatment approved by the FDA in April 2010.  Revenues from Provenge® were $303 million and $250 million for the years 2016 and 2015, respectively. With this sale completed, we have exited the oncology business, which is not core to our business objectives.
In September 2017, we completed the sale of our Australian-based iNova Pharmaceuticals (“iNova”) business for $938 million in cash (the “iNova Sale”), subject to certain working capital provisions. iNova markets a diversified portfolio of weight management, pain management, cardiology and cough and cold prescription and over-the-counter products in more than 15 countries, with leading market positions in Australia and South Africa, as well as an established platform in Asia. iNova revenues were $196 million for the nine months ended September 30, 2017 and $246 million and $252 million for the years 2016 and 2015, respectively. With the iNova Sale completed, we have less exposure to the over-the-counter and prescription medicines markets in the geographies noted above, which are not core to our business objectives. However, we will continue to maintain a footprint in these geographies through our core Bausch + Lomb franchise. On October 5, 2017, using the net proceeds from the iNova Sale, we repaid $923 million of our Series F Tranche B Term Loan Facility.
As the completed Skincare Sale, Dendreon Sale and iNova Sale transactions represented positive returns on our investments, we took the opportunity to monetize these non-core assets to help strengthen our balance sheet today, as opposed to making capital investments into the development and marketing of these brands over an extended period of time. During 2016 and the nine months ended September 30, 2017, we have divested other businesses and assets not aligned with our core business objectives, which, when taken in total with the completed Skincare Sale, Dendreon Sale and iNova Sale transactions, has generated over $3,200 million of net asset sale proceeds through September 30, 2017 and have simplified our operating model and strengthened our balance sheet.
In July 2017, we entered into a definitive agreement to sell our Obagi business for $190 million in cash (the “Obagi Sale”), subject to certain working capital provisions. Obagi is a specialty skin care pharmaceutical business with products focused on premature skin aging, skin damage, hyperpigmentation, acne and sun damage which are primarily available through dermatologists, plastic surgeons, and other skin care professionals. Obagi revenues were $60 million for the nine months ended September 30, 2017 and $71 million and $91 million for the years 2016 and 2015, respectively. As the nature and profit margins of the Obagi product lines do not align with our U.S. Diversified Products segment and differ from our dermatology portfolio within our Branded Rx segment, Obagi was not core to our business objectives. We expect this transaction to close in 2017, subject to customary closing conditions. We expect to use the proceeds from this transaction to pay advisory and legal fees associated with this transaction and related income taxes and other taxes associated with this transaction, if any. We will use the balance of the proceeds from this transaction and other divestitures of assets, if any, to repay principal amounts of our Series F Tranche B Term Loan Facility.

On November 6, 2017, we announced we had entered into a definitive agreement to sell Sprout Pharmaceuticals, Inc. (“Sprout”) to a buyer affiliated with certain former shareholders of Sprout (the “Sprout Sale”), in exchange for a 6% royalty on global sales of Addyi® (flibanserin 100 mg) beginning May 2019. In connection with the completion of the Sprout Sale, the terms of the October 2015 merger agreement relating to the Company's acquisition of Sprout will be amended to terminate our ongoing obligation to make future royalty payments associated with the Addyi® product, as well as certain related provisions (including the obligation to make certain marketing and other expenditures). In connection with the completion of the Sprout Sale, the current litigation against the Company, initiated on behalf of the former shareholders of Sprout, which disputes the Company's compliance with certain contractual terms of that same merger agreement with respect to the use of certain diligent efforts to develop and commercialize the Addyi® product (including a disputed contractual term with respect to the spend of no less than $200 million in certain expenditures), will be dismissed with prejudice. Upon completion of the Sprout Sale, the Company will issue the buyer a five-year $25 million loan for initial operating expenses. Addyi®, a once-daily, non-hormonal tablet approved for the treatment of acquired, generalized hypoactive sexual desire disorder in premenopausal women, is the only approved and commercialized product of Sprout and does not align with the balance of our Branded Rx segment. The Sprout Sale, expected to be completed in 2017, presents us with the opportunity to divest ourselves of a business not core to our business objectives and allows us to resolve an ongoing legal matter which was requiring significant capital and business resources.
Reducing and Refinancing our Debt
In 2017, we completed a series of transactions which improved our leverage, reduced our annual debt maintenance and extended the maturities of a significant portion of our debt. Through the sale of certain non-core assets and using cash on hand, we repaid $2,937 million of debt principal during the nine months ended September 30, 2017. In addition, by accessing the credit markets, we (i) refinanced $6,312 million which was due to mature in 2018 through 2020, (ii) extended $1,190 million of commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020 and (iii) obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities, that included the removal of the financial maintenance covenants from our term loans. As a result, the financial maintenance covenants apply only with respect to our revolving loans and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. These transactions and debt payments have had the effect of lowering our cash requirements for principal debt payments through 2020 by more than $7,200 million as of September 30, 2017 as compared with those as of December 31, 2016.
Debt repayments - We used the proceeds from the sale of non-core assets, including the Skincare Sale and Dendreon Sale, to pay-down $2,151 million of debt under our Senior Secured Credit Facilities during the nine months ended September 30, 2017. In addition, using cash on hand, we repurchased $500 million of our 6.75% Senior Unsecured Notes due August 2018 (the “August 2018 Senior Unsecured Notes”), made scheduled principal payments under our Series F Tranche B Term Loan Facility of $86 million and paid down our revolving loans by $200 million during the nine months ended September 30, 2017.
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
The sources of funds for the repayments and repurchase of the aforementioned debt obligations and the related fees and expenses were obtained through (i) a comprehensive amendment and refinancing of our Credit Agreement, which, among other matters provided for incremental term loans under our Series F Tranche B Term Loan Facility of $3,060 million maturing April 2022 (the “Series F-3 Tranche B Term Loan”), (ii) issuance of $1,250 million aggregate principal amount of 6.50% Senior Secured Notes due March 15, 2022, (iii) issuance of $2,000 million aggregate principal amount of 7.00% Senior Secured Notes due March 15, 2024, and (iv) the use of cash on hand.

The aforementioned repayments and refinancing has had an impact on our debt portfolio. The table below summarizes our debt portfolio as of September 30, 2017 and December 31, 2016.

		September 30, 2017		December 31, 2016
(in millions)	Maturity	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Senior Secured Credit Facilities:
Revolving Credit Facility	April 2018	$—	$—	$875	$875
Revolving Credit Facility	April 2020	425	425	—	—
Series A-3 Tranche A Term Loan Facility	October 2018	—	—	1,032	1,016
Series A-4 Tranche A Term Loan Facility	April 2020	—	—	668	658
Series D-2 Tranche B Term Loan Facility	February 2019	—	—	1,068	1,048
Series C-2 Tranche B Term Loan Facility	December 2019	—	—	823	805
Series E-1 Tranche B Term Loan Facility	August 2020	—	—	2,456	2,429
Series F Tranche B Term Loan Facility	April 2022	5,800	5,685	3,892	3,815
Senior Secured Notes:
6.50% Secured Notes	March 2022	1,250	1,235	—	—
7.00% Secured Notes	March 2024	2,000	1,975	—	—
Senior Unsecured Notes:
6.75%	August 2018	—	—	1,600	1,593
All other Senior Unsecured Notes	March 2020 through April 2025	17,937	17,807	17,743	17,595
Other	Various	14	14	12	12
Total long-term debt		$27,426	$27,141	$30,169	$29,846
The weighted average stated interest rate of the Company's outstanding debt as of September 30, 2017 and December 31, 2016 was 6.09% and 5.75%, respectively.
The aforementioned repayments, refinancing and other changes in our debt portfolio completed prior to September 30, 2017 have lowered our cash requirements for principal debt repayment over the next five years. The scheduled maturities and mandatory amortization payments of our debt obligations for the remainder of 2017, annually for the five years ending December 31, 2022 and thereafter for our debt portfolio as of September 30, 2017 compared with December 31, 2016 were as follows:

(in millions)	September 30, 2017	December 31, 2016
October through December 2017	$923	$—
2018	2	3,738
2019	—	2,122
2020	5,365	7,723
2021	3,175	3,215
2022	6,677	4,281
Thereafter	11,284	9,090
Gross maturities	$27,426	$30,169
In addition, subsequent to September 30, 2017, we took the following additional actions to reduce our debt and extend the maturity of another portion of our debt beyond 2021.
Subsequent debt repayments - On October 5, 2017, using the net proceeds from the iNova Sale, we repaid $923 million of our Series F Tranche B Term Loan Facility. On November 2, 2017, using cash on hand, the Company repaid $125 million of its Series F Tranche B Term Loan Facility. These repayments satisfy $923 million of maturities due for the period October through December 2017 and $125 million of maturities due in the year 2022 reflected in the table above.

Subsequent refinancing - On October 17, 2017, we issued $1,000 million aggregate principal amount of 5.50% senior secured notes due November 1, 2025 (the “5.50% 2025 Notes”), in a private placement, the proceeds of which were used to repurchase (i) $569 million in principal amount of our 6.375% senior notes due 2020 (the “6.375% 2020 Notes”) and (ii) $431 million in principal amount of our 7.00% senior notes due 2020 (the “7.00% 2020 Notes”) (collectively the “2020 Notes”) (collectively, the “October 2017 Refinancing Transactions”). The related fees and expenses were paid using cash on hand. The refinancing had the effect of extending principal payments of $1,000 million due in the year 2020 in the table above out to the year 2025.
Our repayments through the date of this filing, and the refinancings we completed in March 2017 and October 2017 have eliminated any further mandatory principal long-term debt repayments until March 2020, providing us with additional liquidity and greater flexibility to execute our business plans.
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
Other Business Matters
In addition to the matters outlined above, the following events have affected and are expected to affect our business trends:
Walgreens Fulfillment Arrangements
At the beginning of 2016, we launched a brand fulfillment arrangement with Walgreen Co. ("Walgreens") and extended these programs to additional participating independent retail pharmacies. Under the terms of the brand fulfillment arrangement, we made available certain of our products to eligible patients through a patient access and co-pay program available at Walgreens U.S. retail pharmacy locations, as well as participating independent retail pharmacies. The program under this 20-year agreement initially covers certain of our dermatology products, including Jublia®, Luzu®, Solodyn®, Retin-A Micro® Gel 0.08%, Onexton® and Acanya® Gel, certain of our ophthalmology products, including Besivance®, Lotemax®, Alrex®, Prolensa®, Bepreve®, and Zylet®. The Company continues to explore options to modify or enhance the Walgreens arrangement to improve the distribution and sales of our products.
Stabilizing the Dermatology Business
We continue our efforts to stabilize our Dermatology business. Since January 2017, we have taken a number of actions which we believe will help stabilize the business, including recruiting a new experienced leadership team, adjusting the size of the sales force and organizing that sales force around roughly 150 territories, as we work to rebuild relationships with prescribers of our products.  In July 2017, we rebranded our dermatology business as Ortho Dermatologics, dedicated to helping patients in the treatment of a range of therapeutic areas including actinic keratosis, acne, atopic dermatitis, psoriasis, cold sores, athlete's foot, nail fungus and other dermatoses. The Ortho Dermatologics portfolio includes several leading acne, anti-fungal and anti-infective products. The name change to Ortho Dermatologics is part of a larger rebranding initiative for the dermatology business.
The rebranding efforts also include a renewed commitment to deliver on an innovative pipeline. In July 2017, Ortho Dermatologics launched Siliq™ in the U.S. Siliq™ is an IL-17 receptor blocker monoclonal antibody biologic for treatment of moderate-to-severe plaque psoriasis, which we estimate to be an over $5,000 million market in the U.S. To make this drug affordable and accessible to the broader market, on April 21, 2017, the Company announced that, following the evaluation and approval of the Patient Access and Pricing Committee, it had decided to list Siliq™ injection at $3,500 per month, which represented the lowest-priced injectable biologic psoriasis treatment based on total annual cost on the market at the time of the announcement. On October 12, 2017, Ortho Dermatologics announced results from the Phase 3 long-term extension study, which demonstrated that Siliq™ injection provided sustained high levels of skin clearance in patients with moderate-to-severe psoriasis over a period greater than two years. Additionally, a sub-analysis group of patients who received any dose of brodalumab in the induction phase and Siliq™ during the maintenance and long-term extension phases demonstrated similar response rates.
Further, on September 5, 2017, Ortho Dermatologics filed a NDA for IDP-118 after the successful completion of its Phase 3 trials. IDP-118 is a fixed combination product of halobetasol propionate and tazarotene for the topical treatment of moderate-to-severe plaque psoriasis in adults.  Halobetasol propionate and tazarotene are each approved to treat plaque psoriasis when used separately, but are limited to a four-week or less duration of use.  Based on existing data from clinical studies, the combination of these ingredients in IDP-118 with a dual mechanism of action, potentially allows for expanded duration of use, with reduced adverse events.  On November 2, 2017, we announced that the FDA had accepted the NDA for IDP-118 for review, and set a PDUFA action date of June 18, 2018.
Regulatory Compliance of Bausch + Lomb Facilities
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review, by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the FDA.
Rochester, New York Facility
On November 3, 2016, we were issued a Warning Letter by the FDA identifying violations of GMP, for two device products acquired from other companies and currently managed at our Rochester, New York facility. The acquired products did not fully meet design control requirements and had not been completely resolved at the time of the inspection. The FDA did not identify any issue with the manufacturing or quality controls of either the drugs or the B&L devices manufactured by us at the Rochester facility. Nevertheless, we are committed to the quality of any product or device distributed by us and welcome these inspections as an opportunity to demonstrate that commitment and improve on the current processes. The Company immediately issued a formal Warning Letter Response and began rigorously addressing the identified matters. In May 2017, the NY FDA District Office performed a Warning Letter Response Verification inspection to assess the effectiveness of the corrective actions we had taken. The three day inspection resulted in no observations and the FDA has since removed the Official Action Indicated status. On June 13, 2017, the FDA posted on its official compliance status website that the November 3, 2016 Warning Letter was successfully closed.
Separately, the FDA completed a drug inspection at our Rochester facility in March 2017. Shortly after, we received notice from the FDA NY District Office that two observations identified had been adequately addressed. The inspection focused on the testing and laboratory controls of our drug stability program. The notice identified no observations by the FDA investigators during their inspection and confers a compliant status for the Rochester facility's drug testing and quality operations.
Tampa, Florida Facility
In September 2015, we announced that the FDA had accepted for review the NDA for Vyzulta™ and set a PDUFA action date of July 21, 2016. On July 22, 2016, we announced that we had received a CRL from the FDA regarding the NDA for this product. On February 24, 2017, we refiled the NDA and, on August 7, 2017, we received another CRL from the FDA regarding the NDA for this product. The concerns raised by the FDA in both CRLs pertain to the findings of Current Good Manufacturing Practices inspections at our manufacturing facility in Tampa, Florida where certain deficiencies were identified by the FDA. However, neither CRL identified any efficacy or safety concerns with respect to this product or additional clinical trials needed for the approval of the NDA. On August 16, 2017, we announced that the FDA confirmed that all issues related to the Current Good Manufacturing Practice inspection at the Tampa, Florida facility are being satisfactorily resolved, and a Voluntary Action Indicated inspection classification has since been issued by the FDA for this facility. On November 2, 2017, we announced that the FDA approved the NDA for Vyzulta™. We expect to launch Vyzulta™ in 2017.
Following the resolution of these matters and the completion of U.S. FDA inspections of our other facilities going back to February 2017, all Valeant and Bausch + Lomb facilities are currently in good compliance standing with the FDA. With these confirmations, we have eliminated manufacturing uncertainties related to our current and upcoming regulatory submissions and have cleared the way for new product approvals and the continued shipment of our products to countries outside the U.S.
All Valeant and Bausch + Lomb facilities are now rated either as No Action Indicated (or NAI, where there was no Form 483 observation) or Voluntary Action Indicated (or VAI, where there was a Form 483 with one or more observations). In the case of the VAI inspection outcome, the FDA has accepted our responses to the issues cited in the Form 483, which will be verified when the agency makes its next inspection of those specific facilities. (A Form 483 is issued at the end of each inspection when FDA investigators have observed any condition that in their judgment may constitute violations of Current Good Manufacturing Practices.)

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
In 2017, we face uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. However, there is low likelihood of repeal of the ACA given the recent failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions. There is no assurance that any replacement or administrative modifications of the ACA will not adversely affect our business and financial results, particularly if the replacing legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to the reform will affect our business.
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
A number of our products already face generic competition. In the U.S., these products include, among others, Ammonul®, Atralin®, Carac®, Edecrin®, Glumetza®, Isuprel®, Nitropress®, certain strengths of Retin-A Micro®, certain strengths of Solodyn®, Targetin® capsules, Tasmar®, Vanos®, Virazole®, Wellbutrin XL®, Xenazine®, Zegerid®, Ziana® and Zovirax® ointment. In Canada, these products include, among others, Aldara®, Glumetza®, Sublinox® and Wellbutrin XL®. In addition, certain of our products face the expiration of their patent or regulatory exclusivity in 2017 or in later years, following which we anticipate generic competition of these products. Furthermore, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products or an authorized generic prior to the expiration of our applicable patent. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2017 or in later years. Following a loss of exclusivity of and/or generic competition for a product, we anticipate that product sales from such product would decrease significantly shortly following such loss of exclusivity or the entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with the launch of an authorized generic, the decline in product sales of such product would still be expected to be significant and the effect on our future revenues could be material.
Based on patent expiration dates, settlement agreements and/or competitive information, we believe that our products facing a potential loss of exclusivity and/or generic competition in the five year period from 2017 to and including 2021 include, among others, the following key products in the U.S.: in 2017, Istalol®, Lotemax® Suspension, Mephyton®, and Syprine®, which in aggregate represented 4% and 3% of our U.S. and Puerto Rico revenues for the nine months ended September 30, 2017 and the year 2016, respectively; in 2018, Cuprimine®, Elidel®, Lotemax® Gel, Zovirax® cream and certain products subject to settlement agreements, which in aggregate represented 7% and 7% of our U.S. and Puerto Rico revenues for the nine months ended September 30, 2017 and the year 2016, respectively; in 2019, certain products subject to settlement agreements, which in aggregate represented 2% and 2% of our U.S. and Puerto Rico revenues for the nine months ended September 30, 2017 and the year 2016, respectively; in 2020, Clindagel®, Luzu®, and Migranal® which represented 0% and 1% of our U.S. and Puerto Rico revenues for the nine months ended September 30, 2017 and the year 2016, respectively; and, in 2021, Preservision® and certain products subject to settlement agreements, which represented 3% and 3% of our U.S. and Puerto Rico revenue for the nine months ended September 30, 2017 and the year 2016, respectively. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches.
In addition, for a number of our products (including Apriso®, Carac®, Cardizem®, Onexton®, Uceris®, Relistor® and Xifaxan® in the U.S. and Wellbutrin® XL and Glumetza® in Canada), we have commenced infringement proceedings against potential generic competitors in the U.S. and Canada. If we are not successful in these proceedings, we may face increased generic competition for these products. See Note 18, "LEGAL PROCEEDINGS" to our unaudited Consolidated Financial Statements for further details regarding certain infringement proceedings.
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
However, on May 17, 2017, the Company and Actavis announced that at Actavis' request, the parties agreed to stay outstanding litigation and extend the 30-month stay regarding Actavis' ANDA for its generic version of Xifaxan® (rifaximin) 550 mg tablets. The legal action is stayed through April 30, 2018 and Actavis has not yet taken any steps to lift the stay. All scheduled litigation activities, including the January 2018 trial date, have been indefinitely removed from the Court docket.

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
See Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC and the CSA on March 1, 2017 for additional information on our competition risks.
SELECTED FINANCIAL INFORMATION

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	Change	2017	2016	Change
Revenues	$2,219	$2,479	$(260)	$6,561	$7,271	$(710)
Operating income (loss)	$38	$(863)	$901	$424	$(716)	$1,140
Loss before recovery of income taxes	$(400)	$(1,332)	$932	$(937)	$(2,075)	$1,138
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$1,301	$(1,218)	$2,519	$1,891	$(1,894)	$3,785
Earnings (loss) per share attributable to Valeant Pharmaceuticals International, Inc.:
Basic	$3.71	$(3.49)	$7.20	$5.40	$(5.47)	$10.87
Diluted	$3.69	$(3.49)	$7.18	$5.38	$(5.47)	$10.85
Financial Performance
Summary of the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenue for the three months ended September 30, 2017 and 2016 was $2,219 million and $2,479 million, respectively, a decrease of $260 million, or 10%. The decrease was primarily driven by lower volumes in our U.S. Diversified segment as a result of the loss of exclusivity for a number of products and in our Branded Rx segment as a result of challenging market dynamics, particularly in dermatology. Revenues were also negatively affected by divestitures and discontinuations and foreign currencies. The decreases were partially offset by increased volumes in our Bausch + Lomb / International segment. The changes in our segment revenues and segment profits are discussed in detail in the section titled “Reportable Segment Revenues and Profits”.
Operating income for the three months ended September 30, 2017 was $38 million as compared to the Operating loss for the three months ended September 30, 2016 of $863 million, an increase of $901 million. Our Operating income (loss) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 reflects, among other factors:

•
a decrease in contribution (Product sales revenue less Cost of goods sold, excluding amortization and impairments of intangible assets) of $258 million. The decrease is primarily driven by: (i) the decrease in product sales of our existing business (excluding the effects of foreign currencies and divestitures and discontinuances) and includes decreases in contribution from lower volumes, (ii) the impact of divestitures and discontinuances and (iii) higher third-party royalty costs;

•
a decrease in Selling, general, and administrative (“SG&A”) expenses of $38 million primarily attributable to: (i) retention costs for key employees in 2016 and (ii) the impact of 2017 divestitures. These decreases were partially offset by higher professional fees;

•	a decrease in Research and development of $20 million due to the timing of costs on projects in development;

•
a decrease in Amortization of intangible assets of $7 million which is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets;

•
a decrease in Goodwill impairments of $737 million. In 2016, we recognized Goodwill impairments of $1,049 million in connection with the realignment of our segment structure that took place during the three months ended September 30, 2016. In 2017, we recognized Goodwill impairments of $312 million in connection with a change in a reporting unit that took place during the three months ended September 30, 2017;

•	an increase in Asset impairments of $258 million primarily related to the Sprout business classified as held for sale;

•
a decrease in Acquisition-related contingent consideration of $247 million primarily due to a fair value adjustment of $259 million reflecting a decrease in forecasted sales for the Addyi® product which impacted the expected future royalty payments; and

•
Other income of $325 million during the three months ended September 30, 2017 primarily due to the Gain on the iNova Sale of $306 million and a working capital adjustment related to the Gain on the Dendreon Sale of $25 million.

Operating income for the three months ended September 30, 2017 of $38 million and Operating loss for the three months ended September 30, 2016 of $863 million includes non-cash charges for Depreciation and amortization of intangible assets of $698 million and $708 million, Asset impairments of $406 million and $148 million and Share-based compensation of $19 million and $37 million, respectively.
Our Loss before recovery of income taxes for the three months ended September 30, 2017 and 2016 was $400 million and $1,332 million, respectively, a decrease of $932 million. The decrease in our Loss before recovery of income taxes is primarily attributable to: (i) the increase in Operating income of $901 million discussed above, (ii) a favorable net change in Foreign exchange and other of $21 million, and (iii) a decrease in Interest expense of $11 million as a result of lower principal amounts of outstanding debt partially offset by higher interest rates during the three months ended September 30, 2017.
Net income attributable to Valeant Pharmaceuticals International, Inc. for the three months ended September 30, 2017 was $1,301 million and Net loss attributable to Valeant Pharmaceuticals International, Inc. for the three months ended September 30, 2016 was $1,218 million, an increase of $2,519 million. The increase in Net income attributable to Valeant Pharmaceuticals International, Inc. was primarily due to (i) the increase in Recovery of income taxes of $1,587 million and (ii) the decrease in Loss before recovery of income taxes of $932 million discussed above. See Note 16, "INCOME TAXES" to our unaudited Consolidated Financial Statements for further details.
Summary of the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenue for the nine months ended September 30, 2017 and 2016 was $6,561 million and $7,271 million, respectively, a decrease of $710 million, or 10%. The decrease was primarily driven by the decline in product sales from our existing business (excluding foreign currency and divestitures and discontinuations) primarily due to lower volumes in our U.S. Diversified segment as a result of the loss of exclusivity for a number of products and in our Branded Rx segment as a result of challenging market dynamics, particularly in dermatology. Revenues were also negatively affected by divestitures and discontinuations and foreign currencies. These decreases were partially offset by increased volumes in our Bausch + Lomb / International segment, primarily driven by the U.S. Bausch + Lomb Consumer and international businesses and increased international pricing in our Bausch + Lomb / International segment. The changes in our segment revenues and segment profits are discussed in detail in the section titled “Reportable Segment Revenues and Profits”.
Operating income for the nine months ended September 30, 2017 was $424 million as compared to the Operating loss for the nine months ended September 30, 2016 of $716 million, an increase of $1,140 million. Our Operating income (loss) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflects, among other factors:

•
a decrease in contribution of $658 million. The decrease is primarily driven by the decrease in product sales of our existing business and includes decreases in contribution from: (i) lower volumes and (ii) the impact of divestitures and discontinuances;

•
a decrease in SG&A expenses of $202 million primarily attributable to (i) a net decrease in advertising and promotional expenses, (ii) higher severance and other benefits in 2016 associated with exiting executives and on-boarding a new executive team and other key employees, (iii) termination benefits associated with our former Chief Executive Officer in 2016, and (iv) the impact of divestitures. These factors were partially offset by an increase in professional fees;

•	a decrease in Research and development of $57 million due to the timing of costs on projects in development;

•
a decrease in Amortization of intangible assets of $100 million which is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets;

•
a decrease in Goodwill impairments of $737 million. In 2016, we recognized Goodwill impairments of $1,049 million in connection with the realignment of our segment structure that took place during the three months ended September 30, 2016. In 2017, we recognized Goodwill impairments of $312 million in connection with a change in a reporting unit that took place during the three months ended September 30, 2017;

•	an increase in Asset impairments of $235 million primarily related to the Sprout business classified as held for sale;

•	a decrease in Restructuring and integration costs of $36 million as the integration of acquisitions in 2015 and prior is substantially complete;

•
a decrease in Acquisition-related contingent consideration of $315 million primarily due to a fair value adjustment of $312 million reflecting a decrease in forecasted sales for the Addyi® product which impacted the expected future royalty payments; and

•
Other income, net of $584 million for the nine months ended September 30, 2017 which includes: (i) the Gain on the Skincare Sale of $316 million, (ii) the Gain on the iNova Sale of $306 million, and (iii) the Gain on the Dendreon Sale of $98 million, as adjusted. These other income amounts during the nine months ended September 30, 2017 were partially offset by: (i) accruals for Litigation and other matters of $112 million and (ii) the net loss from the sale of other assets of $25 million.

Operating income for the nine months ended September 30, 2017 of $424 million and Operating loss for the nine months ended September 30, 2016 of $716 million includes non-cash charges for Depreciation and amortization of intangible assets of $2,039 million and $2,159 million, Asset impairments of $629 million and $394 million and Share-based compensation of $70 million and $134 million, respectively.
Our Loss before recovery of income taxes for the nine months ended September 30, 2017 and 2016 was $937 million and $2,075 million, respectively, a decrease of $1,138 million. The decrease in our Loss before recovery of income taxes is primarily attributable to (i) the increase in Operating income of $1,140 million discussed above and (ii) a favorable net change in Foreign exchange and other of $83 million. These changes in Loss before recovery of income taxes were partially offset by the Loss on extinguishment of debt of $65 million and an increase of Interest expense of $23 million.
Net income attributable to Valeant Pharmaceuticals International, Inc. for the nine months ended September 30, 2017 was $1,891 million as compared to Net loss attributable to Valeant Pharmaceuticals International, Inc. for the nine months ended September 30, 2016 of $1,894 million, an increase of $3,785 million. The increase in Net income attributable to Valeant Pharmaceuticals International, Inc. was primarily due to (i) the increase in the Recovery of income taxes of $2,650 million primarily associated with discrete items occurring during the nine months ended September 30, 2017 and (ii) the decrease in Loss before recovery of income taxes of $1,138 million described above. See Note 16, "INCOME TAXES" to our unaudited Consolidated Financial Statements for further details.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Revenues
Product sales	$2,186	$2,443	$(257)	$6,462	$7,168	$(706)
Other revenues	33	36	(3)	99	103	(4)
	2,219	2,479	(260)	6,561	7,271	(710)
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	650	649	1	1,869	1,917	(48)
Cost of other revenues	9	9	—	32	29	3
Selling, general and administrative	623	661	(38)	1,943	2,145	(202)
Research and development	81	101	(20)	271	328	(57)
Amortization of intangible assets	657	664	(7)	1,915	2,015	(100)
Goodwill impairments	312	1,049	(737)	312	1,049	(737)
Asset impairments	406	148	258	629	394	235
Restructuring and integration costs	6	20	(14)	42	78	(36)
Acquired in-process research and development costs	—	31	(31)	5	34	(29)
Acquisition-related contingent consideration	(238)	9	(247)	(297)	18	(315)
Other (income) expense, net	(325)	1	(326)	(584)	(20)	(564)
	2,181	3,342	(1,161)	6,137	7,987	(1,850)
Operating income (loss)	38	(863)	901	424	(716)	1,140
Interest income	3	3	—	9	6	3
Interest expense	(459)	(470)	11	(1,392)	(1,369)	(23)
Loss on extinguishment of debt	(1)	—	(1)	(65)	—	(65)
Foreign exchange and other	19	(2)	21	87	4	83
Loss before recovery of income taxes	(400)	(1,332)	932	(937)	(2,075)	1,138
Recovery of income taxes	(1,700)	(113)	(1,587)	(2,829)	(179)	(2,650)
Net income (loss)	1,300	(1,219)	2,519	1,892	(1,896)	3,788
Less: Net (loss) income attributable to noncontrolling interest	(1)	(1)	—	1	(2)	3
Net income (loss) attributable to Valeant Pharmaceuticals International, Inc.	$1,301	$(1,218)	$2,519	$1,891	$(1,894)	$3,785
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues
Our primary sources of revenues are the sale of pharmaceutical products, OTC products, and medical devices. Our revenue was $2,219 million and $2,479 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $260 million, or 10%. The decrease was primarily driven by: (i) the impact of divestitures and discontinuations of $141 million, (ii) the net decline in volumes from our existing business (excluding foreign currency and divestitures and discontinuations) of $122 million primarily due to decreased volumes in our U.S. Diversified segment as a result of the loss of exclusivity for a number of products and in our Branded Rx segment as a result of challenging market dynamics, particularly in dermatology, partially offset by increased volumes in our Bausch + Lomb / International segment, driven by the U.S. Bausch + Lomb Consumer, international and U.S. Bausch + Lomb Vision Care businesses and (iii) the unfavorable impact of foreign currencies of $15 million primarily attributable to the Egyptian pound. These decreases were partially offset by the net increase in average realized pricing of $22 million driven by our Branded Rx and Bausch + Lomb / International segments.
Our segment revenues and segment profits for the three months ended September 30, 2017 and 2016 are discussed in detail in the subsequent section titled “ - Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the pharmaceutical industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrent with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers.  Price appreciation credits are generated when we increase a product’s wholesaler acquisition cost (“WAC”) under our contracts with certain wholesalers. Under such contracts, we are entitled to credits from such wholesalers for the impact of that WAC increase on inventory on hand at the wholesalers. Such credits are offset against the total distribution service fees we pay on all of our products to each such wholesaler. Net product sales on these credits are recognized on the date that the wholesaler is notified of the price increase. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.  Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017		2016
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,777	100%	$4,088	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	214	6%	193	5%
Returns	104	3%	100	2%
Rebates	656	17%	684	17%
Chargebacks	546	14%	562	14%
Distribution fees	71	2%	106	2%
Total provisions	1,591	42%	1,645	40%
Net product sales	2,186	58%	2,443	60%
Other revenues	33		36
Revenues	$2,219		$2,479
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 40% for the three months ended September 30, 2017 and 2016, respectively, an increase of 2 percentage points. The increase was primarily driven by:

•
an increase in discounts and allowances as a percentage of product sales, primarily associated with the generic release of Glumetza® Authorized Generic (“AG”) partially offset by lower sales of Zegerid® AG due to generic competition.

•	an increase in returns as a percentage of product sales attributable to certain drugs facing generic competition.

•
rebates as a percentage of product sales was unchanged as increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. The comparisons were impacted primarily by higher provisions for rebates and the co-pay assistance programs for launch products and other promoted products. These increases were offset by a decrease in rebates for Solodyn®, Jublia®, Carac® and Glumetza® as generic competition caused a decline in volume year over year; and

•
chargebacks as a percentage of gross product sales was unchanged as higher chargebacks resulting from higher year over year sales of certain generic drugs such as Glumetza® AG and Targretin® AG and certain branded drugs such as Nifedical®, and Xifaxan®. These increases were offset by decreases associated with: (i) lower utilization by the U.S. government of certain products such as Minocin®, Ativan®, and Mysoline®, (ii) lower year over year sales of Zegerid® AG and Nitropress® and other drugs due to generic competition and Provenge®, which was divested with the Dendreon Sale and (iii) better contract pricing as a result of the Company's pricing discipline. During much of 2016, the Company was subject to higher chargeback rates as a result of its 2015 pricing strategies. As a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, the previous chargeback rates, which were substantial, are no longer effective during 2017.

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
Cost of goods sold was $650 million and $649 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $1 million, or less than 1%. The increase was primarily driven by higher third-party royalty costs on certain drugs and was partially offset by: (i) the decrease in costs attributable to the net decrease in sales volumes from existing businesses, (ii) the impact of divestitures and discontinuations, (iii) the favorable impact of foreign currencies and (iv) the reclassification of certain maintenance costs.
Beginning in the three months ended June 30, 2017, we classified certain maintenance costs as costs of sales which in previous periods were included in R&D expenses. The costs incurred for the three months ended September 30, 2017 were approximately $10 million. No adjustments were made to prior periods as the impact was not material.
Cost of goods sold as a percentage of product sales revenue was 30% and 27% for the three months ended September 30, 2017 and 2016, respectively, an increase of 3 percentage points and was primarily driven by an unfavorable change in our product mix and higher third-party royalty costs on certain drugs. In 2017, a greater percentage of our revenue is attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than the balance of the Company's products portfolio. Our segment revenues and segment profits are discussed in detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
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
SG&A expenses were $623 million and $661 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $38 million, or 6%. The decrease was primarily driven by: (i) a net decrease in compensation expense as we incurred higher personnel costs in 2016 resulting from changes in our senior management team and employee retention costs, (ii) the impact of divestitures, and (iii) a net decrease in third-party consulting fees. These decreases were partially offset by an increase in professional fees incurred in connection with:(i) legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices, (ii) the execution on our key initiatives and (iii) other ongoing corporate and business matters.
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
R&D expenses were $81 million and $101 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $20 million, or 20%. The decrease was primarily due to: (i) the timing of costs on the projects in development and is not representative of our current product development activities and (ii) $10 million of certain maintenance costs classified as cost of sales in 2017 that in previous periods were included in R&D expenses as discussed above.
The decrease in the current quarter represents costs associated with: (i) lower spend due to the Dendreon Sale in June 2017, (ii) lower spend as compared to the 2016 testing and attaining regulatory approval for Siliq™ (brodalumab), which received FDA approval on February 15, 2017 and was launched in the U.S. on July 27, 2017 and (iii) the development and testing of our IDP-118 (a treatment of moderate-to-severe plaque psoriasis) which is at the end of its development cycle, during the three months ended September 30, 2017. On November 2, 2017, we announced that the FDA had accepted the NDA for IDP-118 for review, and set a PDUFA action date of June 18, 2018.

Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 20 years.
Amortization of intangible assets was $657 million and $664 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $7 million, or 1%. The decrease in amortization is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets, resulting in less straight-line amortization in 2017 compared to 2016.
Goodwill Impairments
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
Goodwill impairments were $312 million and $1,049 million for the three months ended September 30, 2017 and 2016, respectively.
During the three months ended September 30, 2017, the Sprout business was classified as held for sale. As the Sprout business represented only a portion of a Branded Rx reporting unit, we assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, we determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
Commencing in the three months ended September 30, 2016, the Company operates in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The realignment of the segment structure resulted in changes in the Company’s reporting units. In the third quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the current reporting unit structure immediately subsequent to the change.
Under the former reporting unit structure, the fair value of each reporting unit exceeded its carrying value by more than15%, except for the former U.S. reporting unit whose carrying value exceeded its fair value by 2%. As a result, the Company proceeded to perform step two of the goodwill impairment test for the former U.S. reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value, which resulted in an initial goodwill impairment charge of $838 million in the three months ended September 30, 2016.
Under the current reporting unit structure, the carrying value of the Salix reporting unit exceeded its fair value, as updates to the unit's forecast resulted in a lower estimated fair value for the business. As a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value, which resulted in an initial goodwill impairment charge of $211 million in the three months ended September 30, 2016.
Asset Impairments
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments were $406 million and $148 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $258 million. We continue to critically evaluate our businesses and product portfolios and as a result identified assets that are not aligned with our core objectives. Asset impairments for the three months ended September 30, 2017 included: (i) an impairment charge of $352 million related to the Sprout, (ii) impairment charges of $47 million reflecting decreases in forecasted sales for other product lines and (iii) impairment charges of $6 million, related to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business. Asset impairments for the three months ended September 30, 2016 included: (i) an impairment charge of $88 million recognized upon classification of assets associated with a number of small businesses as held for sale and (ii) an impairment charge of $25 million related to IBSChek™ (U.S. Diversified Products segment), resulting from a decline in sales trends. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited Consolidated Financial Statements regarding the asset impairments of our intangible assets.

In connection with an ongoing litigation matter between the Company and potential generic competitors to the branded drug Uceris® Tablet, the Company performed an impairment test of its Uceris® Tablet related intangible assets. As the undiscounted expected cash flows from the Uceris® Tablet exceed the carrying value of the Uceris® Tablet related intangible assets, no impairment exists as of September 30, 2017. However, if market conditions or legal outcomes differ from the Company’s assumptions, or if the Company is unable to execute its strategies, it may be necessary to record an impairment charge equal to the difference between the fair value and carrying value of the Uceris® Tablet related intangible assets. As of September 30, 2017, the carrying value of Uceris® Tablet related intangible assets was $619 million.
Restructuring and Integration Costs
Restructuring and integration costs were $6 million and $20 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $14 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited Consolidated Financial Statements for further details regarding these actions.
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
Acquisition-related contingent consideration was a net gain of $238 million for the three months ended September 30, 2017 and included a fair value adjustment of $259 million reflecting a decrease in forecasted sales for the Addyi® product which impacted the expected future royalty payments. The net gain was partially offset by accretion for the time value of money of $13 million and other net fair value adjustments of $8 million. Acquisition-related contingent consideration was a net expense of $9 million for the three months ended September 30, 2016, and included accretion for the time value of money of $23 million offset by net fair value adjustments of $14 million.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended September 30, 2017 and 2016 consists of the following:

	Three Months Ended September 30,
(in millions)	2017	2016
Gain on the iNova Sale	$(306)	$—
Gain on the Skincare Sale	3	—
Gain on the Dendreon Sale	(25)	—
Litigation and other matters	3	1
	$(325)	$1
During the three months ended September 30, 2017, the initially reported Gain on the Dendreon Sale was increased by $25 million to reflect a working capital adjustment to the initial sales price. See Note 4, "DIVESTITURES" to our unaudited Consolidated Financial Statements for details related to the Gain on the Dendreon Sale.
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

Interest expense was $459 million and $470 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $11 million, or 2%. Interest expense includes non-cash amortization and write-offs of debt discounts and debt issuance costs of $34 million and $33 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in interest expense was primarily driven by lower principal amounts of outstanding debt during the three months ended September 30, 2017, partially offset by higher interest rates primarily resulting from the March 2017 debt refinancing. The weighted average stated rates of interest as of September 30, 2017 and 2016 were 6.09% and 5.71%, respectively.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $1 million for the three months ended September 30, 2017 was incurred in connection with the August 2017 repurchase of $500 million of our August 2018 Senior Unsecured Notes.
Foreign Exchange and Other
Foreign exchange and other was a gain of $19 million for the three months ended September 30, 2017 as compared to a loss of $2 million for the three months ended September 30, 2016, a favorable net change of $21 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
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
Recovery of income taxes was $1,700 million and $113 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $1,587 million.
Our effective income tax rate for the three months ended September 30, 2017 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of: (a) $1,397 million of tax benefit from internal restructuring efforts and (b) a $108 million tax benefit related to an intangible impairment during the three months ended September 30, 2017.
Our effective income tax rate for the three months ended September 30, 2016 differs from the statutory Canadian income tax rate primarily due to: (i) tax expense generated from our annualized mix of earnings by jurisdiction, (ii) the discrete treatment of: (a) an adjustment to the accrual established for legal expenses and (b) a tax benefit for the deduction of a significant impairment of an intangible asset, (iii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iv) the accrual of interest on uncertain tax positions.
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

•
The Branded Rx segment consists of sales in the U.S. of: (i) Salix products (GI products), (ii) Ortho Dermatologics (dermatological products) and (iii) oncology (or Dendreon), dentistry and women’s health products. As a result of the Dendreon Sale completed on June 28, 2017, the Company exited the oncology business.

•
The U.S. Diversified Products segment consists of sales in the U.S. of: (i) pharmaceutical products, OTC products and medical device products in the areas of neurology and certain other therapeutic classes, including aesthetics which includes the Solta business and the Obagi business and (ii) generic products.

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
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the three months ended September 30, 2017 and 2016. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$1,254	56%	$1,243	50%	$11	1%
Branded Rx	633	29%	766	31%	(133)	(17)%
U.S. Diversified Products	332	15%	470	19%	(138)	(29)%
Total revenues	$2,219	100%	$2,479	100%	$(260)	(10)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$387	31%	$381	31%	$6	2%
Branded Rx	357	56%	484	63%	(127)	(26)%
U.S. Diversified Products	238	72%	379	81%	(141)	(37)%
Total segment profits	$982	44%	$1,244	50%	$(262)	(21)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $1,254 million and $1,243 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $11 million, or 1%. The increase was primarily driven by:

•
an increase in product sales volume from our existing business (excluding foreign currency and divestitures and discontinuations) of $58 million. The increase in volume was driven by the U.S. Bausch + Lomb Consumer, international and U.S. Bausch + Lomb Vision Care businesses; and

•	an increase in average realized pricing of $20 million, primarily in Egypt.
These factors were partially offset by:

•	the impact of other divestitures and discontinuations of $51 million; and

•
the unfavorable impact of foreign currencies of $15 million, which includes the unfavorable impact from the Egyptian pound of $40 million. In November 2016, as a result of the Egyptian government’s decision to float the Egyptian pound and un-peg it to the U.S. Dollar, the Egyptian pound was significantly devalued.  Our exposure to the Egyptian pound is primarily with respect to revenue generated from the Amoun business we acquired in October 2015, which represented approximately 2% of our total revenues and approximately 3% of our Bausch + Lomb/International segment revenues for the nine months ended September 30, 2017. Further strengthening of the U.S. dollar and/or the devaluation of other countries' currencies could have a negative impact on our reported international revenue. Revenue outside the U.S. and Puerto Rico was approximately 40% of our total 2017 revenues. The impact of the Egyptian pound was partially offset by the favorable impact of foreign currencies in Eastern Europe.
Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for three months ended September 30, 2017 and 2016 was $387 million and $381 million, respectively, an increase of $6 million, or 2%. The increase was primarily driven by:

•	an increase in contribution as a result of the increases in volume and average realized pricing as discussed above; and

•
a decrease in operating expenses (excluding amortization and impairments of intangible assets) of $6 million primarily in advertising and promotion as a result of the Skincare Sale and other divestitures and discontinuances.

These factors were partially offset by:

•	the decrease in contribution from other divestitures and discontinuations of $33 million; and

•	the unfavorable impact of foreign currencies on the existing business of $3 million, primarily the Egyptian pound.
Branded Rx Segment:
Branded Rx Segment Revenue
The Branded Rx segment has a diversified product line which includes Xifaxan®. This product accounted for 46% and 36% of the Branded Rx segment product sales and 13% and 11% of the Company's product sales for the three months ended September 30, 2017 and 2016, respectively. No other single product group represents 10% or more of the Branded Rx segment product sales. The Branded Rx segment revenue for the three months ended September 30, 2017 and 2016 was $633 million and $766 million, respectively, a decrease of $133 million, or 17%. The decrease was primarily driven by:

•
a decrease in volume from our existing business of $88 million primarily driven by: (i) the dermatology business, most notably with our Jublia® and Solodyn® products which have experienced lower volumes since the change in our fulfillment model and (ii) generic competition as certain products lost exclusivity, such as our Zegerid® product in our GI business and our Targetin®, Carac®, and Ziana® products in our dermatology business unit; and

•	the impact of the Dendreon Sale and other divestitures and discontinuations of $86 million.
These factors were partially offset by the increase in pricing of $45 million primarily driven by: (i) increased wholesale selling prices and (ii) lower discounts within the GI business in 2017 when compared to 2016. As discussed above in “Cash Discounts and Allowances, Chargebacks and Distribution Fees,” as a result of corrective actions taken by the Company and its continued pricing discipline during 2016, chargeback rates within the GI business are lower in 2017 when compared to 2016. This resulted in an increase in average realized pricing and were partially offset by higher managed care rebates, particularly in the dermatology business and, to a lesser extent, the GI business.
Branded Rx Segment Profit
The Branded Rx segment profit for the three months ended September 30, 2017 and 2016 was $357 million and $484 million, respectively, a decrease of $127 million, or 26%. The decrease was primarily driven by:

•
a decrease in contribution from the impact of: (i) the Dendreon Sale and other divestitures and discontinuations of $77 million, (ii) lower volume partially offset by higher average realized pricing in our existing business, and (iii) higher third-party royalty costs on certain drugs; and

•	an increase in operating expenses of $8 million primarily related to an increase in legal fees associated with certain intellectual property matters and the sales field force expansion in GI.

U.S. Diversified Products Segment:
U.S. Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$61	18%	$65	14%	$(4)	(6)%
Xenazine US®	28	8%	35	7%	(7)	(20)%
Isuprel®	23	7%	30	6%	(7)	(23)%
Cuprimine®	20	6%	29	6%	(9)	(31)%
Syprine®	18	5%	26	6%	(8)	(31)%
Mephyton®	14	4%	15	3%	(1)	(7)%
Migranal® AG	14	4%	15	3%	(1)	(7)%
Ativan®	13	4%	13	3%	—	—%
Glumetza® AG	9	3%	—	—%	9	—%
Obagi Nu-Derm®	8	2%	8	2%	—	—%
Other product revenues	119	36%	229	49%	(110)	(48)%
Other revenues	5	2%	5	1%	—	—%
Total U.S. Diversified revenues	$332	100%	$470	100%	$(138)	(29)%
The U.S. Diversified segment revenue for the three months ended September 30, 2017 and 2016 was $332 million and $470 million, respectively, a decrease of $138 million, or 29%. The decrease was driven by decreases in volume of $92 million and average realized pricing of $43 million, primarily attributable to generic competition to certain products, including Nitropress®, Cuprimine®, Xenazine®, Syprine®, Isuprel®, Virazole®, and Wellbutrin® in our neurology business unit and the Zegerid® AG in our generics business unit.
U.S. Diversified Products Segment Profit
The U.S. Diversified segment profit for three months ended September 30, 2017 and 2016 was $238 million and $379 million, respectively, a decrease of $141 million, or 37% and was primarily driven by the decrease in contribution from our existing business as a result of lower volumes and average realized pricing.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues
Our revenue was $6,561 million and $7,271 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $710 million, or 10%. The decrease was primarily driven by: (i) the decline in product sales from our existing business (excluding foreign currency and divestitures and discontinuations) of $359 million primarily due to lower volumes in our U.S. Diversified segment as a result of the loss of exclusivity for a number of products and in our Branded Rx segment as a result of challenging market dynamics, particularly in dermatology, partially offset by increased international pricing in our Bausch + Lomb / International segment and increased volumes in our Bausch + Lomb / International segment, primarily driven by the U.S. Bausch + Lomb Consumer and international businesses, (ii) the impact of divestitures and discontinuations of $237 million and (iii) the unfavorable impact of foreign currencies of $110 million which is primarily attributable to the Egyptian pound.
Our segment revenues and segment profits for the nine months ended September 30, 2017 and 2016 are discussed in detail in the subsequent section titled “ - Reportable Segment Revenues and Profits”.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017		2016
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$11,085	100%	$11,992	100%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	613	6%	561	5%
Returns	326	3%	343	3%
Rebates	1,894	17%	1,880	15%
Chargebacks	1,568	14%	1,708	14%
Distribution fees	222	2%	332	3%
Total provisions	4,623	42%	4,824	40%
Net product sales	6,462	58%	7,168	60%
Other revenues	99		103
Revenues	$6,561		$7,271
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 42% and 40% for the nine months ended September 30, 2017 and 2016, respectively, an increase of 2 percentage point. The increase was primarily driven by:

•
an increase in discounts and allowances as a percentage of product sales primarily associated with the generic release of Glumetza® AG partially offset by lower sales of Zegerid® AG due to generic competition;

•
rebates as a percentage of product sales was higher as increased sales of products that carry higher contractual rebates and co-pay assistance programs, including the impact of gross price increases where customers receive incremental rebates based on contractual price increase limitations. The comparisons were impacted primarily by higher provisions for rebates and the co-pay assistance programs for launch products and other promoted products. These increases were offset by decreases in rebates for Solodyn®, Jublia®, Glumetza®, Ziana® and other products as generic competition caused a decline in volume year over year;

•
chargebacks as a percentage of gross product sales was unchanged as higher chargebacks resulting from higher year over year sales of certain generic drugs such as Glumetza® AG and Targretin® AG and certain branded drugs such as Nifedical® and Xifaxan®. These increases were offset by decreases associated with: (i) lower utilization by the U.S. government of certain products such as Minocin®, Ativan®, and Mysoline®, (ii) lower year over year sales of Zegerid® AG and Nitropress® and other drugs due to generic competition and Provenge® which was divested with the Dendreon Sale and (iii) better contract pricing as a result of the Company's pricing discipline. During much of 2016, the Company was subject to higher chargeback rates as a result of its 2015 pricing strategies. As a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, the previous chargeback rates, which were substantial, are no longer effective during 2017; and

•
a decrease in distribution service fees as a percentage of gross product sales due in part to higher offsetting price appreciation credits and better contract terms with our distributors. Price appreciation credits offset against the total distribution service fees we pay on all of our products to each wholesaler. Price appreciation credits were $10 million and $3 million for the nine months ended September 30, 2017 and 2016, respectively.

Expenses
Cost of Goods Sold (excluding amortization and impairments of intangible assets)
Cost of goods sold was $1,869 million and $1,917 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $48 million, or 3%. The decrease was primarily driven by: (i) costs attributable to the net decrease in sales volumes from existing businesses, (ii) the favorable impact of foreign currencies, (iii) lower amortization of acquisition accounting adjustments related to inventories and (iv) the impact of divestitures and discontinuations. These decreases were partially offset by higher third-party royalty costs on certain drugs.

Beginning in the three months ended June 30, 2017, we classified certain maintenance costs as costs of sales which in previous periods were included in R&D expenses. The costs incurred for the three months ended June 30, 2017 and September 30, 2017 were approximately $14 million, in aggregate. No adjustments were made to prior periods based on materiality.
Cost of goods sold as a percentage of product sales revenue was 29% and 27% for the nine months ended September 30, 2017 and 2016, respectively, an increase of 2 percentage points and was primarily driven by an unfavorable change in our product mix. In 2017, a greater percentage of our revenue is attributable to the Bausch + Lomb/International segment, which generally has lower gross margins than the balance of the Company's products portfolio, including products with higher third-party royalty rates, in part due to the loss of exclusivity previously discussed with respect to certain higher gross margin products. These increases in costs of goods sold as a percentage of product sales revenue were partially offset by acquisition accounting adjustments related to inventories expensed in 2016 of $38 million. Our segment revenues and segment profits are discussed in detail in the subsequent section titled “Reportable Segment Revenues and Profits”.
Selling, General and Administrative Expenses
SG&A expenses were $1,943 million and $2,145 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $202 million, or 9%. The decrease was primarily driven by: (i) a net decrease in advertising and promotional expenses, primarily driven by decreases in (a) direct to consumer advertising in support of our Jublia®, Xifaxan®, Bausch + Lomb ULTRA® contact lenses and other branded products and (b) expenses with businesses sold, (ii) a net decrease in compensation expense as we incurred higher personnel costs in 2016 resulting from changes in our senior management team and employee retention costs, (iii) termination benefits associated with our former Chief Executive Officer in 2016 consisting of (a) the pro-rata vesting of performance-based restricted stock units (“RSUs”) (no shares were issued on vesting of these performance-based RSUs because the associated market-based performance condition was not attained), (b) a cash severance payment and (c) a pro-rata annual cash bonus, (iv) the impact of divestitures, (v) the favorable impact of foreign currencies and (vi) a net decrease in third-party consulting fees. These factors were partially offset by an increase in professional fees incurred in connection with: (i) legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices, (ii) the execution on our key initiatives and (iii) other ongoing corporate and business matters.
Research and Development
R&D expenses were $271 million and $328 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $57 million, or 17%. The decrease was primarily due to: (i) the timing of costs on the projects in development and is not representative of our current product development activities and (ii) $14 million of certain maintenance costs classified as cost of sales in 2017 that in previous periods were included in R&D expenses as discussed above.
The decrease represents lower costs associated with projects at the end or near the end of their development cycles. A significant portion of our 2016 R&D expense was dedicated to the dermatology business and included expenses for: (i) testing and attaining regulatory approval for Siliq™ (brodalumab), which received FDA approval on February 15, 2017 and was launched in the U.S. on July 27, 2017 and (ii) the development and testing of our IDP-118 (a treatment of moderate-to-severe plaque psoriasis), which is at the end of its development cycle. On November 2, 2017, we announced that the FDA had accepted the NDA for IDP-118 for review, and set a PDUFA action date of June 18, 2018.
Amortization of Intangible Assets
Amortization of intangible assets was $1,915 million and $2,015 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $100 million, or 5%. The decrease in amortization is reflective of impairments to intangible assets in 2016 and divestitures and discontinuances of product lines as the Company focuses on its core assets, resulting in less straight-line amortization in 2017 compared to 2016.
Goodwill Impairments
Goodwill impairments were $312 million and $1,049 million for the nine months ended September 30, 2017 and 2016, respectively.
During the three months ended September 30, 2017, the Sprout business was classified as held for sale. As the Sprout business represented only a portion of a Branded Rx reporting unit, we assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, we determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.

Commencing in the three months ended September 30, 2016, the Company operates in three operating segments: (i) Bausch + Lomb/International, (ii) Branded Rx and (iii) U.S. Diversified Products. The realignment of the segment structure resulted in changes in the Company’s reporting units. In the third quarter of 2016, goodwill impairment testing was performed under the former reporting unit structure immediately prior to the change and under the current reporting unit structure immediately subsequent to the change.
Under the former reporting unit structure, the fair value of each reporting unit exceeded its carrying value by more than15%, except for the former U.S. reporting unit whose carrying value exceeded its fair value by 2%. As a result, the Company proceeded to perform step two of the goodwill impairment test for the former U.S. reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value, which resulted in an initial goodwill impairment charge of $838 million in the three months ended September 30, 2016.
Under the current reporting unit structure, the carrying value of the Salix reporting unit exceeded its fair value, as updates to the unit's forecast resulted in a lower estimated fair value for the business. As a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit and determined that the carrying value of the unit's goodwill exceeded its implied fair value, which resulted in an initial goodwill impairment charge of $211 million in the three months ended September 30, 2016.
Asset Impairments
Asset impairments were $629 million and $394 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $235 million. We continue to critically evaluate our businesses and product portfolios and as a result identified assets that are not aligned with our core objectives. Asset impairments for the nine months ended September 30, 2017 includes: (i) an impairment charge of $352 million related to the Sprout business, (ii) impairment charges of $115 million to other assets classified as held for sale, (iii) impairments of $86 million, in aggregate, to certain product/patent assets associated with the discontinuance of specific product lines not aligned with the focus of the Company's core business, (iv) impairment charges of $73 million reflecting decreases in forecasted sales for other product lines and (v) impairment charges of $3 million related to acquired IPR&D. Asset impairments for the nine months ended September 30, 2016 includes: (i) an impairment charge of $199 million associated with the Ruconest® business, (ii) an impairment charge of $88 million recognized upon classification of assets associated with a number of small businesses as held for sale and (iii) an impairment charge of $25 million related to IBSChek™ (U.S. Diversified Products segment), resulting from a decline in sales trends. See Note 8, "INTANGIBLE ASSETS AND GOODWILL" to our unaudited Consolidated Financial Statements regarding the asset impairments of our intangible assets.
Restructuring and Integration Costs
Restructuring and integration costs were $42 million and $78 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $36 million. We have substantially completed the integration of the businesses acquired prior to 2016. The Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material. See Note 5, "RESTRUCTURING AND INTEGRATION COSTS" to our unaudited Consolidated Financial Statements for further details regarding these actions.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration was a net gain of $297 million for the nine months ended September 30, 2017, which included: (i) a fair value adjustment of $312 million reflecting a decrease in forecasted sales for the Addyi® product which impacted the expected future payments and (ii) net fair value adjustments of $33 million. These gains were partially offset by accretion for the time value of money of $48 million. Acquisition-related contingent consideration was a net expense of $18 million for the nine months ended September 30, 2016, which included accretion for the time value of money of $71 million offset by net fair value adjustments of $53 million.

Other (Income) Expense, Net
Other (income) expense, net for the nine months ended September 30, 2017 and 2016 consists of the following:

	Nine Months Ended September 30,
(in millions)	2017	2016
Gain on the iNova Sale	$(306)	$—
Gain on the Skincare Sale	(316)	—
Gain on the Dendreon Sale	(98)	—
Net loss (gain) on other sales of assets	25	(9)
Deconsolidation of Philidor	—	19
Litigation and other matters	112	(32)
Other, net	(1)	2
	$(584)	$(20)
Litigation and other matters includes amounts provided for certain matters discussed in Note 18, "LEGAL PROCEEDINGS" to our unaudited Consolidated Financial Statements. During the nine months ended September 30, 2016, included in Litigation and other matters is a favorable adjustment of $39 million made to certain legal accruals related to the investigation into Salix's pre-acquisition sales and promotional practices for the Xifaxan®, Relistor® and Apriso® products and settled during the three months ended June 30, 2016.
Non-Operating Income and Expense
Interest Expense
Interest expense was $1,392 million and $1,369 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $23 million, or 2%. Interest expense includes non-cash amortization and write-offs of debt discounts and debt issuance costs of $100 million and $89 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in interest expense was primarily driven by higher interest rates resulting from the March 2017 debt refinancing and amendments to our Credit Agreement, partially offset by lower principal amounts of outstanding debt during the nine months ended September 30, 2017. The weighted average stated rates of interest as of September 30, 2017 and 2016 were 6.09% and 5.71%, respectively.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $65 million for the nine months ended September 30, 2017. In March 2017, we completed a series of transactions which allowed us to refinance a portion of our debt arrangements and in August 2017, we repurchased the remaining $500 million of our August 2018 Senior Unsecured Notes. Losses representing the differences between the amounts paid to settle the extinguished debts and the carrying value of the extinguished debts (the debts' stated principal net of unamortized debt discount and debt issuance costs) were recognized. See Note 10, "FINANCING ARRANGEMENTS" to our unaudited Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $87 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively, a favorable net change of $83 million. Foreign exchange gains/losses include translation gains/losses on intercompany loans, primarily on euro-denominated intercompany loans.
Income Taxes
Recovery of income taxes was $2,829 million and $179 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $2,650 million.
Our effective income tax rate for the nine months ended September 30, 2017 differs from the statutory Canadian income tax rate primarily due to: (i) the recording of valuation allowance on entities for which no tax benefit of losses is expected, (ii) the tax benefit generated from our annualized mix of earnings by jurisdiction and (iii) the discrete treatment of (a) a $2,626 million tax benefit from internal restructuring efforts, consisting of the reversal of a $1,947 million deferred tax liability for previously recorded outside basis differences and a $679 million increase in deferred tax assets for NOL’s available after the carryback of a capital loss and utilization against current year income, (b) a tax charge of $224 million resulting from our divestitures during the nine months ended September 30, 2017, and (c) a $108 million tax benefit related to an intangible impairment during the nine months ended September 30, 2017.
Our effective income tax rate for the nine months ended September 30, 2016 differs from the statutory Canadian income tax rate primarily due to: (i) the tax expense generated from our annualized mix of earnings by jurisdiction, (ii) the discrete treatment of: (a) an adjustment to the accrual established for legal expenses and (b) a tax benefit for the deduction of a significant impairment of an intangible asset, (iii) the recording of valuation allowance on entities for which no tax benefit of losses is expected and (iv) the accrual of interest on uncertain tax positions.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues, and the year over year changes in segment revenues for the nine months ended September 30, 2017 and 2016. The following table also presents segment profits, segment profits as a percentage of segment revenues and the year over year changes in segment profits for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Bausch + Lomb/International	$3,645	55%	$3,666	50%	$(21)	(1)%
Branded Rx	1,873	29%	2,084	29%	(211)	(10)%
U.S. Diversified Products	1,043	16%	1,521	21%	(478)	(31)%
Total revenues	$6,561	100%	$7,271	100%	$(710)	(10)%

Segment Profits / Segment Profit Margins
Bausch + Lomb/International	$1,097	30%	$1,072	29%	$25	2%
Branded Rx	1,024	55%	1,078	52%	(54)	(5)%
U.S. Diversified Products	757	73%	1,227	81%	(470)	(38)%
Total segment profits	$2,878	44%	$3,377	46%	$(499)	(15)%
Bausch + Lomb/International Segment:
Bausch + Lomb/International Segment Revenue
The Bausch + Lomb/International segment has a diversified product line with no single product group representing 10% or more of its segment product sales. The Bausch + Lomb/International segment revenue was $3,645 million and $3,666 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $21 million, or less than 1%. The decrease was primarily driven by:

•	the impact of the Skincare Sale and other divestitures and discontinuations of $123 million; and

•	the unfavorable impact of foreign currencies of $110 million which includes the unfavorable impact from the Egyptian pound of $125 million.
These factors were partially offset by:

•
an increase in product sales volume from our existing business (excluding foreign currency and divestitures and discontinuations) of $114 million. The increase in volume was primarily driven by the U.S. Bausch + Lomb Consumer and international businesses and, to a lesser extent, the U.S. Bausch + Lomb Vision Care and Surgical businesses; and

•	an increase in average realized pricing of $97 million, primarily in Egypt.

Bausch + Lomb/International Segment Profit
The Bausch + Lomb/International segment profit for nine months ended September 30, 2017 and 2016 was $1,097 million and $1,072 million, respectively, an increase of $25 million, or 2%. The increase was primarily driven by:

•	an increase in contribution as a result of increases in volume and average realized pricing as discussed above; and

•
a decrease in operating expenses (excluding amortization and impairments of intangible assets) of $32 million primarily in advertising and promotion, including expenses eliminated as a result of the Skincare Sale and other divestitures and discontinuances.

These factors were partially offset by:

•	the decrease in contribution from the impact of the Skincare Sale and other divestitures and discontinuations of $80 million; and

•	the unfavorable impact of foreign currencies on the existing business, primarily due to the Egyptian pound of $38 million.
Branded Rx Segment:
Branded Rx Segment Revenue
The Branded Rx segment has a diversified product line which includes Xifaxan®. This product accounted for 38% and 33% of the Branded Rx segment product sales and 11% and 10% of the Company's product sales for the nine months ended September 30, 2017 and 2016, respectively. No other single product group represents 10% or more of the Branded Rx segment product sales. The Branded Rx segment revenue for the nine months ended September 30, 2017 and 2016 was $1,873 million and $2,084 million, respectively, a decrease of $211 million, or 10%. The decrease was primarily driven by:

•
a decrease in volume from our existing business of $212 million primarily driven by: (i) the dermatology business, most notably with our Jublia® product, and to a lesser extent our Solodyn® product, which have experienced lower volumes since the change in our fulfillment model, (ii) lower demand within the GI business most notably with our Uceris® products attributable to (a) competition and (b) the increase in high deductible medical plans, and (iii) generic competition as certain products lost exclusivity, such as our Zegerid® product in our GI business and our Carac®, Targetin® and Ziana® products in our dermatology business; and

•	the decrease from the impact of the Dendreon Sale and other divestitures and discontinuations of $106 million.
These factors were partially offset by the increase in pricing of $111 million primarily driven by: (i) increased wholesale selling prices and (ii) lower discounts within the GI business in 2017 when compared to 2016. As discussed above in “Cash Discounts and Allowances, Chargebacks and Distribution Fees,” as a result of corrective actions taken by the Company, and its continued pricing discipline during 2016, chargeback rates within the GI business are lower in 2017 when compared to 2016. This resulted in an increase in average realized pricing and were partially offset by higher managed care rebates particularly in the dermatology business and to a lesser extent the GI business.
Branded Rx Segment Profit
The Branded Rx segment profit for the nine months ended September 30, 2017 and 2016 was $1,024 million and $1,078 million, respectively, a decrease of $54 million, or 5%. The decrease was primarily driven by:

•
a decrease in contribution from the impact of: (i) lower volume partially offset by higher average realized pricing in our existing business, (ii) the Dendreon Sale and other divestitures and discontinuations of $83 million and (iii) higher third-party royalty costs on certain drugs.

These factors were partially offset by:

•	a decrease in operating expenses of $104 million primarily related to lower advertising and promotional expenses; and

•	acquisition accounting adjustments related to inventories expensed in 2016 of $33 million.

U.S. Diversified Products Segment:
U.S. Diversified Products Segment Revenue
The following table displays the U.S. Diversified Products segment revenue by product and product revenues as a percentage of segment revenue for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017		2016		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Wellbutrin®	$168	16%	$212	14%	$(44)	(21)%
Isuprel®	95	9%	136	9%	(41)	(30)%
Xenazine US®	90	9%	124	8%	(34)	(27)%
Syprine®	65	6%	68	4%	(3)	(4)%
Cuprimine®	59	6%	82	5%	(23)	(28)%
Ativan®	46	4%	35	2%	11	31%
Mephyton®	41	4%	45	3%	(4)	(9)%
Migranal® AG	40	4%	40	3%	—	—%
Glumetza® AG	28	3%	—	—%	28	—%
Obagi Nu-Derm®	23	2%	21	1%	2	10%
Other product revenues	375	36%	743	49%	(368)	(50)%
Other revenues	13	1%	15	1%	(2)	(13)%
Total U.S. Diversified revenues	$1,043	100%	$1,521	100%	$(478)	(31)%
The U.S. Diversified segment revenue for the nine months ended September 30, 2017 and 2016 was $1,043 million and $1,521 million, respectively, a decrease of $478 million, or 31%. The decrease was primarily driven by the decrease in volume of $330 million and the decrease in average realized pricing of $139 million. The decrease in volumes and average realized pricing is primarily driven by generic competition to certain products, such as Nitropress®, Wellbutrin®, Isuprel®, Xenazine®, and Cuprimine® in our neurology business unit and the Zegerid® AG in our generics business unit.
U.S. Diversified Products Segment Profit
The U.S. Diversified segment profit for nine months ended September 30, 2017 and 2016 was $757 million and $1,227 million, respectively, a decrease of $470 million, or 38% and was primarily driven by the decrease in contribution from our existing business as a result of lower volumes and average realized pricing.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
	2017	2016	Change
(in millions)	Amount	Amount	Amount	Pct.
Net income (loss)	$1,892	$(1,896)	$3,788	(200)%
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(850)	3,520	(4,370)	(124)%
Changes in operating assets and liabilities	670	(49)	719	(1,467)%
Net cash provided by operating activities	1,712	1,575	137	9%
Net cash provided by (used in) investing activities	2,797	(131)	2,928	(2,235)%
Net cash used in financing activities	(3,121)	(1,388)	(1,733)	125%
Effect of exchange rate on cash and cash equivalents	39	6	33	550%
Net increase in cash and cash equivalents	1,427	62	1,365	2,202%
Cash, cash equivalents and restricted cash, beginning of period	542	597	(55)	(9)%
Cash, cash equivalents and restricted cash, end of period	$1,969	$659	$1,310	199%
Operating Activities
Net cash provided by operating activities was $1,712 million and $1,575 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $137 million, or 9%. The increase is primarily attributable to changes in our operating assets and liabilities partially offset by the changes in our operating results discussed above.
Changes in our operating assets and liabilities resulted in a net increase in cash of $670 million for the nine months ended September 30, 2017 as compared to the net decrease in cash of $49 million for the nine months ended September 30, 2016, an increase of $719 million. For the nine months ended September 30, 2017, the change in our operating assets and liabilities was primarily driven by the collection of trade receivables, primarily attributable to our fulfillment agreement with Walgreens in resolution of certain 2016 billing issues and the impact of the timing of payments and receipts in the ordinary course of business. The changes in our operating assets and liabilities were partially offset by $150 million of payments (net of insurance proceeds) in resolution of the Salix securities class action litigation. For the nine months ended September 30, 2016, the change in our operating assets and liabilities was primarily driven by the reduction in prepaid expenses and other current assets and was partially offset by increases in our inventories and the impact of the timing of payments and receipts in the ordinary course of business. See Note 18, "LEGAL PROCEEDINGS" to our unaudited interim Consolidated Financial Statements for further details regarding the Salix securities litigation matter.
Investing Activities
Net cash provided by investing activities was $2,797 million for the nine months ended September 30, 2017 and was primarily driven by the net proceeds from sales of non-core assets of $3,063 million, which includes the Skincare Sale, the Dendreon Sale and the iNova Sale. See Note 4, "DIVESTITURES" to our unaudited Consolidated Financial Statements for further details. Net cash used in investing activities was $131 million for the nine months ended September 30, 2016 and included a reduction in cash due to the deconsolidation of a former subsidiary of $30 million and payments for businesses previously acquired of $19 million. Other uses of cash by investing activities for the nine months ended September 30, 2017 and 2016 included payments for purchases of property, plant and equipment of $118 million and $181 million and acquisitions of intangible assets and other assets previously acquired of $146 million and $48 million, respectively.
Financing Activities
Net cash used in financing activities was $3,121 million for the nine months ended September 30, 2017 and was primarily driven by the net reduction in our debt portfolio. Net cash used in financing activities includes: (i) repayments of term loans under our Senior Secured Credit Facilities of $7,199 million, (ii) repayments of principal amounts due under our Senior Unsecured Notes of $1,600 million, (iii) repayments of amounts borrowed on our revolving credit facility of $450 million, and (iv) payments for costs associated with the refinancing of certain debt on March 21, 2017 of $39 million. These payments were funded with the net proceeds from the sales of non-core assets, including the Skincare Sale, Dendreon Sale, cash on hand and $6,231 million of net proceeds from the issuance of long-term debt, which included: (i) $3,022 million from incremental Series F-3 Tranche B Term Loan of $3,060 million obtained in the March 21, 2017 refinancing, (ii) $1,974 million from the issuance of $2,000 million of 7.00% Senior Secured Notes due 2024 and (iii) $1,235 million from the issuance of $1,250 million of 6.5% Senior Secured

Notes due 2022. Net cash used in financing activities was $1,388 million for the nine months ended September 30, 2016 and included: (i) term loan repayments under our Senior Secured Credit Facilities of $1,547 million, (ii) payments of deferred consideration of $500 million in connection with the acquisition of Sprout in 2015, (iii) payments of financing costs associated with Amendment No. 12 and Waiver to the Credit Agreement in April 2016 and Amendment 13 to the Credit Agreement in August 2016 for an aggregate amount of $96 million, (iv) payments of contingent considerations associated with acquisitions in 2015 and prior of $94 million and (v) other payments of deferred consideration of $17 million. These uses of cash in 2016 were partially offset by net borrowings on our revolving credit facility of $850 million. See Note 10, "FINANCING ARRANGEMENTS" to our unaudited Consolidated Financial Statements for additional information regarding the financing activities described above.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are our cash, cash collected from customers, funds as available from our revolving credit facility, issuances of long-term debt and issuances of equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months.
On September 29, 2017, we completed the sale of our iNova business for $938 million in cash. On October 5, 2017, using the net proceeds from the iNova Sale, we repaid $923 million of our Series F Tranche B Term Loan Facility. On July 17, 2017, we entered into a definitive agreement to sell our Obagi business for $190 million in cash. The Obagi Sale is expected to close in 2017, subject to customary closing conditions. We expect to use the proceeds from this transaction to pay advisory and legal fees associated with this transaction and related income taxes and other taxes associated with this transaction, if any. We will use the balance of the proceeds from this transaction and other divestitures of assets, if any, to repay principal amounts of our Series F Tranche B Term Loan Facility.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt. We believe our existing cash and cash generated from operations will be sufficient to service our debt obligations in the years 2017 through 2019.
Long-term Debt
Long-term debt, net of unamortized discounts and finance costs was $27,141 million and $29,846 million as of September 30, 2017 and December 31, 2016, respectively. Aggregate contractual principal amounts due under our debt obligations were $27,426 million and $30,169 million as of September 30, 2017 and December 31, 2016, respectively, a decrease of $2,743 million during the nine months ended September 30, 2017.
In 2017, we completed a series of transactions which improved our leverage, reduced our annual debt maintenance and extended the maturities of a significant portion of our debt. Through the sale of certain non-core assets, and using cash on hand, we repaid $2,937 million of debt principal during the nine months ended September 30, 2017. In addition, by accessing the credit markets, we (i) refinanced $6,312 million which was due to mature in 2018 through 2020, (ii) extended $1,190 million of commitments under our revolving credit facility, originally set to expire in April 2018, out to April 2020 and (iii) obtained less stringent loan financial maintenance covenants under our Senior Secured Credit Facilities, that included the removal of the financial maintenance covenants from our term loans. As a result, the financial maintenance covenants apply only with respect to our revolving loans and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. These transactions and debt payments have had the effect of lowering our cash requirements for principal debt payments through 2020 by more than $7,200 million as of September 30, 2017 as compared with those as of December 31, 2016.
Debt repayments - We used the proceeds from the sale of non-core assets, including the Skincare Sale and Dendreon Sale, to pay-down $2,151 million of debt under our Senior Secured Credit Facilities during the nine months ended September 30, 2017. In addition, using cash on hand, we repurchased $500 million of our August 2018 Senior Unsecured Notes, made scheduled principal payments under our Series F Tranche B Term Loan Facility of $86 million and paid down our revolving loans by $200 million during the nine months ended September 30, 2017.
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
The sources of funds for the repayments and repurchase of the aforementioned debt obligations and the related fees and expenses were obtained through (i) a comprehensive amendment and refinancing of our Credit Agreement, which, among other matters provided for incremental term loans under our Series F Tranche B Term Loan Facility of $3,060 million maturing April 2022 (the “Series F-3 Tranche B Term Loan”), (ii) issuance of $1,250 million aggregate principal amount of 6.50% Senior Secured Notes due March 15, 2022, (iii) issuance of $2,000 million aggregate principal amount of 7.00% Senior Secured Notes due March 15, 2024, and (iv) the use of cash on hand.
The repayments, refinancing and other changes in our debt portfolio have lowered our cash requirements for principal debt repayment over the next five years. The scheduled maturities and mandatory amortization payments of our debt obligations for the remainder of 2017, for each year through 2022 and thereafter for our debt portfolio as of September 30, 2017 compared to December 31, 2016 were as follows:

(in millions)	September 30, 2017	December 31, 2016
October through December 2017	$923	$—
2018	2	3,738
2019	—	2,122
2020	5,365	7,723
2021	3,175	3,215
2022	6,677	4,281
Thereafter	11,284	9,090
Gross maturities	$27,426	$30,169
In addition, subsequent to September 30, 2017, we took additional actions to reduce our debt and extend the maturity of another portion of our debt beyond 2021.
Subsequent debt repayments - On October 5, 2017, using the net proceeds from the iNova Sale, we repaid $923 million of our Series F Tranche B Term Loan Facility. On November 2, 2017, using cash on hand, the Company repaid $125 million of its Series F Tranche B Term Loan Facility. These repayments satisfy $923 million of maturities due for the period October through December 2017 and $125 million of maturities due in the year 2022 reflected in the table above.
Subsequent refinancing - On October 17, 2017, we issued $1,000 million aggregate principal amount of the 5.50% 2025 Notes, in a private placement, the proceeds of which were used to (i) repurchase $569 million in principal amount of our 6.375% 2020 Notes and (ii) repurchase $431 million in principal amount of our 7.00% 2020 Notes. The related fees and expenses were paid using cash on hand. Interest on these notes is payable semi-annually in arrears on each May 1 and November 1. The refinancing had the effect of extending principal payments of $1,000 million due in the year 2020 in the table above out to the year 2025.
Our repayments through the date of this filing, and the refinancings we completed in March 2017 and October 2017 have eliminated any further mandatory principal long-term debt repayments until March 2020, providing us with additional liquidity and greater flexibility to execute our business plans.
See Note 10, "FINANCING ARRANGEMENTS" to our unaudited Consolidated Financial Statements for further details.
The weighted average stated rate of interest of the Company's outstanding debt as of September 30, 2017 and December 31, 2016 was 6.09% and 5.75%, respectively.
Senior Secured Credit Facilities
On February 13, 2012, the Company and certain of its subsidiaries as guarantors entered into the Third Amended and Restated Credit and Guaranty Agreement (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with a syndicate of financial institutions and investors, as lenders. As of September 30, 2017, the Credit Agreement provided for: (i) a $1,500 million revolving credit facility through April 20, 2018 and thereafter $1,190 million revolving credit facility through April 2020, including a sublimit for the issuance of standby and commercial letters of credit and a sublimit for swing line loans (the “Revolving Credit Facility”) and (ii) a Series F Tranche B Term Loan Facility which matures April 2022.

On March 21, 2017, the Company entered into Amendment No. 14 to the Credit Agreement (“Amendment No. 14”) which (i) provided additional financing from the incremental Series F-3 Tranche B Term Loan under the Series F Tranche B Term Loan Facility of $3,060 million, (ii) amended the financial covenants contained in the Credit Agreement, (iii) increased the amortization rate for the Series F Tranche B Term Loan Facility from 0.25% per quarter (1% per annum) to 1.25% per quarter (5% per annum), with quarterly payments starting March 31, 2017, (iv) amended certain financial definitions, including the definition of Consolidated Adjusted EBITDA and (v) provided additional ability for the Company to, among other things, incur indebtedness and liens, consummate acquisitions and make other investments, including relaxing certain limitations imposed by prior amendments. The proceeds from the additional financing, combined with the proceeds from the issuance of the Senior Secured Notes described below and cash on hand were used to (i) repay all outstanding balances under the Company’s Series A-3 Tranche A Term Loan Facility, Series A-4 Tranche A Term Loan Facility, Series D-2 Tranche B Term Loan Facility, Series C-2 Tranche B Term Loan Facility, and Series E-1 Tranche B Term Loan Facility (collectively the “Refinanced Debt”), (ii) repurchase $1,100 million in principal amount of August 2018 Senior Unsecured Notes, (iii) repay $350 million of amounts outstanding under our Revolving Credit Facility and (iv) pay related fees and expenses (collectively, the “March 2017 Refinancing Transactions”).
Amendments to the covenants included: (i) removing the financial maintenance covenants with respect to the Series F Tranche B Term Loan Facility, (ii) reducing the interest coverage ratio maintenance covenant to 1.50:1.00 with respect to the Revolving Credit Facility through the quarter ending March 31, 2019 (stepping up to 1.75:1.00 thereafter) and (iii) increasing the secured leverage ratio maintenance covenant to 3.00:1.00 with respect to the Revolving Credit Facility through the quarter ending March 31, 2019 (stepping down to 2.75:1.00 thereafter). These financial maintenance covenants will apply only with respect to the Revolving Credit Facility and can be waived or amended without the consent of the term loan lenders under the Credit Agreement. Details regarding the financial maintenance covenants in our Senior Secured Credit Facilities can be found in our Credit Agreement and amendments thereto, which are incorporated by reference as exhibits to this Form 10-Q.
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
In April 2017, using the remaining proceeds from the Skincare Sale and the proceeds from the divestiture of a manufacturing facility in Brazil, the Company repaid $220 million of its Series F Tranche B Term Loan Facility. On July 3, 2017, using the net proceeds from the Dendreon Sale, the Company repaid $811 million of its Series F Tranche B Term Loan Facility.  On September 29, 2017, using cash on hand, the Company repaid $100 million of amounts outstanding under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are 2.75% with respect to base rate borrowings and 3.75% with respect to LIBO rate borrowings.  As of September 30, 2017, the stated rate of interest on the Revolving Credit Facility was 4.99% per annum. In addition, we are required to pay commitment fees of 0.50% per annum in respect to the commitments not utilized, letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBO rate borrowings, customary fronting fees for the issuance of letters of credit and agency fees. As of September 30, 2017, we had $425 million of outstanding borrowings, $94 million of issued and outstanding letters of credit, and remaining availability of $981 million under our Revolving Credit Facility. Of the $94 million issued and outstanding letters of credit, a $50 million letter of credit was issued as part of the collateral to secure a bank guarantee for the benefit of the Australian Government in connection with the notice of assessment received on August 8, 2017 from the Australian Taxation Office. See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details.
The applicable interest rate margins for the Series F Tranche B Term Loan Facility are 3.75% with respect to base rate borrowings and 4.75% with respect to LIBO rate borrowings, subject to a 0.75% LIBO rate floor.  As of September 30, 2017, the stated rate of interest on the Company’s borrowings under the Series F Tranche B Term Loan Facility was 5.99% per annum.
Senior Secured Notes
March 2017 Refinancing Transactions - In connection with the March 2017 Refinancing Transactions, the Company issued $1,250 million aggregate principal amount of 6.50% senior secured notes due March 15, 2022 (the “March 2022 Senior Secured Notes”) and $2,000 million aggregate principal amount of 7.00% senior secured notes due March 15, 2024 (the “March 2024 Senior Secured Notes” and, together with the March 2022 Notes, the “Senior Secured Notes”), in a private placement, the proceeds of which when combined with the proceeds from the Series F-3 Tranche B Term Loan and cash on hand were used to (i) repay the Refinanced Debt, (ii) repurchase $1,100 million in principal amount of August 2018 Senior Unsecured Notes, (iii) repay $350 million of amounts outstanding under our Revolving Credit Facility and (iv) pay related fees and expenses. Interest on these notes is payable semi-annually in arrears on each March 15 and September 15.
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

October 2017 Refinancing Transactions - On October 17, 2017, the Company issued $1,000 million aggregate principal amount of the 5.50% 2025 Notes, in a private placement, the proceeds of which were used to (i) repurchase $569 million in principal amount of the 6.375% 2020 Notes and (ii) repurchase $431 million in principal amount of the 7.00% 2020 Notes. The related fees and expenses were paid using cash on hand. Interest on these notes is payable semi-annually in arrears on each May 1 and November 1.
The 5.50% 2025 Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Credit Agreement and existing Senior Unsecured Notes (together, the “Note Guarantors”). The Senior Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Credit Agreement under the terms of the indenture governing the Senior Secured Notes.
The 5.50% 2025 Notes and the guarantees rank equally in right of payment with all of the Company’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and Note Guarantors’ respective future subordinated indebtedness. The Senior Secured Notes and the guarantees related thereto are effectively pari passu with the Company’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the Senior Secured Notes and effectively senior to the Company’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, including the existing Senior Unsecured Notes, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the Senior Secured Notes are structurally subordinated to (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the Senior Secured Notes and (ii) any of the Company’s debt that is secured by assets that are not collateral.
The 5.50% 2025 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2020, at the redemption prices set forth in the indenture. The Company may redeem some or all of the 5.50% 2025 Notes prior to November 1, 2020 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to November 1, 2020, the Company may redeem up to 40% of the aggregate principal amount of the 5.50% 2025 Notes using the proceeds of certain equity offerings at the redemption price set forth in the indenture.
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
Senior Unsecured Notes
The Senior Unsecured Notes issued by the Company are the Company’s senior unsecured obligations and are jointly and severally guaranteed on a senior unsecured basis by each of its subsidiaries that is a guarantor under the Senior Secured Credit Facilities. The Senior Unsecured Notes issued by the Company’s subsidiary, Valeant are senior unsecured obligations of Valeant and are jointly and severally guaranteed on a senior unsecured basis by the Company and each of its subsidiaries (other than Valeant) that is a guarantor under the Senior Secured Credit Facilities. Future subsidiaries of the Company and Valeant, if any, may be required to guarantee the Senior Unsecured Notes. On a non-consolidated basis, the non-guarantor subsidiaries had total assets of $2,857 million and total liabilities of $1,283 million as of September 30, 2017, and revenues of $1,217 million and operating loss of $196 million for the nine months ended September 30, 2017.
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
On August 15, 2017, the Company repurchased the remaining $500 million of outstanding August 2018 Senior Unsecured Notes using cash on hand, plus accrued and unpaid interest. Loss on extinguishment of debt during the three months ended September 30, 2017 associated with the repurchase of the August 2018 Senior Unsecured Notes was $1 million representing the difference between the amount paid to settle the debt and the debt’s carrying value.

As part of the October 2017 Refinancing Transactions, the Company completed a tender offer to repurchase $1,000 million in aggregate principal amount of the 2020 Notes for total consideration of approximately $1,000 million plus accrued and unpaid interest through October 17, 2017.
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
As outlined above, during the nine months ended September 30, 2017, the Company completed several actions which included using the proceeds from divestitures and cash flows from operations to repay debt, amending financial maintenance covenants, extending a significant portion of the Revolving Credit Facility, and refinancing debt with near term maturities. These actions have reduced the Company’s debt balance and positively affected the Company’s ability to comply with its financial maintenance covenants. As of September 30, 2017, the Company was in compliance with all financial maintenance covenants related to its outstanding debt. The Company, based on its current forecast for the next twelve months from the date of issuance of this Form 10-Q and the amendments executed, expects to remain in compliance with these financial maintenance covenants and meet its debt service obligations over that same period.
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
Credit Ratings
As of November 7, 2017, the credit and outlook ratings from Moody's and Standard & Poor's for certain of our outstanding obligations are as follows:

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
In addition to our working capital requirements, as of September 30, 2017, we expect our primary cash requirements for the remainder of 2017 to be as follows:

•
Debt service—We expect to make contractual debt service payments of principal and interest of $1,360 million during the remainder of 2017, which includes the $923 million principal repayment using the Restricted cash from the iNova Sale. We may elect to make additional principal payments under certain circumstances. The expected contractual debt service payments of principal and interest are exclusive of: (i) the $125 million repayment of our Series F Tranche B Term Loan Facility on November 2, 2017 and (ii) repayments we may make under our Revolving Credit Facility. In the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs;

•
Capital expenditures—We expect to make payments of approximately $60 million for property, plant and equipment during the remainder of 2017, of which there is $52 million in committed amounts as of September 30, 2017;

•	Contingent consideration payments—We expect to make contingent consideration and other approval/sales-based milestone payments of $13 million during the remainder of 2017;

•
Restructuring and integration payments—We expect to make payments of $24 million during the remainder of 2017 for employee separation costs and lease termination obligations associated with restructuring and integration actions we have taken through September 30, 2017; and

•
Benefit obligations—We expect to make payments under our pension and postretirement obligations of $5 million during the remainder of 2017. See Note 11, "PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS" to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

Restricted cash as of September 30, 2017 includes the net proceeds from the iNova Sale used on October 5, 2017 to repay $923 million of our Series F Tranche B Term Loan Facility. On November 2, 2017, using cash on hand, the Company repaid $125 million of its Series F Tranche B Term Loan Facility.
Other non-current assets as of September 30, 2017 includes restricted cash of $77 million deposited with a bank as collateral to secure a bank guarantee for the benefit of the Australian Government in connection with the notice of assessment received on August 8, 2017 from the Australian Taxation Office. The Company disagrees with the assessment and continues to believe that its tax positions are appropriate and supported by the facts, circumstances and applicable laws. The Company intends to defend its tax position in this matter vigorously. See Note 16, "INCOME TAXES" to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.
Our repayments through the date of this filing, and the refinancings we completed in March 2017 and October 2017 have eliminated any further mandatory principal long-term debt repayments until March 2020, providing us with additional liquidity and greater flexibility to execute our business plans.
We continue to evaluate opportunities to improve our operating results and may initiate additional cost savings programs to streamline our operations and eliminate redundant processes and expenses. These cost savings programs may include, but are not limited to: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The expenses associated with the implementation of these cost savings programs could be material and may impact our cash flows.
In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 18, "LEGAL PROCEEDINGS" to our unaudited Consolidated Financial Statements. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources. The following table summarizes our contractual obligations related to our long-term debt, including interest, as of September 30, 2017:

(in millions)	Total	Remainder of 2017	2018	2019 and 2020	2021 and 2022	Thereafter
Long-term debt obligations, including interest	$35,785	$1,360	$1,637	$8,605	$12,024	$12,159
There have been no other material changes to the contractual obligations disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Contractual Obligations” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
OUTSTANDING SHARE DATA
Our common shares trade on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “VRX”.
At November 2, 2017, we had 348,591,928 issued and outstanding common shares. In addition, as of November 2, 2017, we had outstanding 4,609,460 stock options and 4,843,102 time-based RSUs that each represent the right of a holder to receive one of the Company’s common shares, and 2,255,503 performance-based RSUs that represent the right of a holder to receive a number of the Company's common shares up to a specified maximum. A maximum of 4,321,089 common shares could be issued upon vesting of the performance-based RSUs outstanding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017 and determined that there were no significant changes in our critical accounting policies in nine months ended September 30, 2017 except for recently adopted accounting guidance as discussed in Note 2, "SIGNIFICANT ACCOUNTING POLICIES" to our unaudited consolidated financial statements. Further, there were no significant changes in our estimates associated with those policies except for those pertaining to determining the implied fair value of the Salix reporting unit goodwill at September 30, 2017.
Goodwill Impairment Testing
The Company conducted its annual goodwill impairment test as of October 1, 2016 and determined that the carrying value of the Salix reporting unit exceeded its fair value and, as a result, the Company proceeded to perform step two of the goodwill impairment test for the Salix reporting unit. After completing step two of the impairment testing, the Company determined that the carrying value of the unit's goodwill did not exceed its implied fair value and, therefore, no impairment was identified to the goodwill of the Salix reporting unit. As of the date of testing the Salix reporting unit had a carrying value of $14,087 million, an estimated fair value of $10,319 million and goodwill with a carrying value of $5,128 million. The Company's remaining reporting units passed step one of the goodwill impairment test as of October 1, 2016 as the estimated fair value of each reporting unit exceeded its carrying value at the date of testing and, therefore, impairment to goodwill was $0.
As detailed in Note 4, "DIVESTITURES" to our unaudited consolidated financial statements, as of September 30, 2017 the Sprout business was classified as held for sale. As the Sprout business represented only a portion of a Branded Rx reporting unit, the Company assessed the remaining reporting unit for impairment and determined the carrying value of the remaining reporting unit exceeded its fair value. After completing step two of the impairment testing, the Company determined and recorded a goodwill impairment charge of $312 million during the three months ended September 30, 2017.
No additional events occurred or circumstances changed during the nine months ended September 30, 2017 that would indicate that the fair value of any other reporting unit may be below its carrying value, except for the Salix reporting unit. As the facts and circumstances had not materially changed since the October 1, 2016 impairment test, management concluded that the carrying value of the Salix reporting unit continues to be in excess of its fair value.  Therefore, during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017, the Company performed qualitative assessments of the Salix reporting unit goodwill to determine if testing was warranted.
As part of its qualitative assessments, management compared the reporting unit’s operating results to its original forecasts. Although Salix reporting unit revenue during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017 declined as compared to the three months ended December 31, 2016, each decrease was within management's expectations. Further, the latest forecast for the Salix reporting unit is not materially different than the forecast used in management's October 1, 2016 testing and the difference in the forecasts would not change the conclusion of the Company’s goodwill impairment testing as of October 1, 2016. As part of these qualitative assessments, the Company also considered the sensitivity of its conclusions as they relate to changes in the estimates and assumptions used in the latest forecast available for each period.  Based on its qualitative assessments, management believes that the carrying value of the Salix reporting unit goodwill does not exceed its implied fair value and that testing the Salix reporting unit goodwill for impairment was not required based on the current facts and circumstances.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
Further, in January 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance which simplifies the subsequent measurement of goodwill by eliminating the “Step 2” from the goodwill impairment test. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company will continue to evaluate the potential impact of this guidance when adopted, which could have a significant impact on its financial position, results of operations, and disclosures, particularly in respect of the Salix reporting unit in which its carrying value exceeded its fair value as of the date of the annual goodwill impairment test in 2016.

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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects, forecasts and changes thereto, product pipeline, prospective products or product approvals, product development and distribution plans, the timing of product launches, the timing of development activities, anticipated or future research and development expenditures, future performance or results of current and anticipated products, our liquidity and our ability to satisfy our debt maturities as they become due, our ability to reduce debt levels, our anticipated cash requirements, the impact of our distribution, fulfillment and other third party arrangements, proposed pricing actions, the anticipated timing of completion of our pending divestitures, anticipated use of proceeds for certain of our divestitures, exposure to foreign currency exchange rate changes and interest rate changes, the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings, general market conditions, our expectations regarding our financial performance, including revenues, expenses, gross margins and income taxes, our ability to meet the financial and other covenants contained in our Third Amended and Restated Credit and Guaranty Agreement, as amended (the "Credit Agreement") and senior note indentures, potential cost savings programs we may initiate and the impact of such programs, and our impairment assessments, including the assumptions used therein and the results thereof.
Forward-looking statements can generally be identified by the use of words such as “believe”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, “will”, “may”, “could”, “would”, “should”, “target”, “potential”, “opportunity”, “tentative”, “positioning”, “designed”, “create”, “predict”, “project”, “forecast”, “seek”, “ongoing”, “increase”, or “upside” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have indicated above certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making forward-looking statements, including, but not limited to, factors and assumptions regarding the items outlined above. Actual results may differ materially from those expressed or implied in such statements. Important factors that could cause actual results to differ materially from these expectations include, among other things, the following:

•
the expense, timing and outcome of legal and governmental proceedings, investigations and information requests relating to, among other matters, our distribution, marketing, pricing, disclosure and accounting practices (including with respect to our former relationship with Philidor Rx Services, LLC ("Philidor")), including pending investigations by the U.S. Attorney's Office for the District of Massachusetts, the U.S. Attorney's Office for the Southern District of New York and the State of North Carolina Department of Justice, the pending investigations by the U.S. Securities and Exchange Commission (the “SEC”) of the Company, the request for documents and information received by the Company from the Autorité des marchés financiers (the “AMF”) (the Company’s principal securities regulator in Canada), the pending investigation by the California Department of Insurance, a number of pending putative securities class action litigations in the U.S. (including related opt-out actions, including the recently filed securities and RICO claims by Lord Abbett) and Canada and purported class actions under the federal RICO statute and other claims, investigations or proceedings that may be initiated or that may be asserted;

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

•
pricing decisions that we have implemented, or may in the future elect to implement, whether as a result of recent scrutiny or otherwise, such as the decision of the Company to take no further price increases on our Nitropress® and Isuprel® products and to implement an enhanced rebate program for such products, our decision on the price of our Siliq™ product, the Patient Access and Pricing Committee’s commitment that the average annual price increase for our prescription pharmaceutical products will be set at no greater than single digits and below the 5-year weighted average of the increases within the branded biopharmaceutical industry or any future pricing actions we may take following review by our Patient Access and Pricing Committee (which is responsible for the pricing of our drugs);

•
legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);

•	ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the FDA and the results thereof;

•	any default under the terms of our senior notes indentures or Credit Agreement and our ability, if any, to cure or obtain waivers of such default;

•	any delay in the filing of any future financial statements or other filings and any default under the terms of our senior notes indentures or Credit Agreement as a result of such delays;

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

•
any reductions in, or changes in the assumptions used in, our forecasts for fiscal year 2017 or beyond, which could lead to, among other things, (i) a failure to meet the financial and/or other covenants contained in our Credit Agreement and/or indentures, and/or (ii) impairment in the goodwill associated with certain of our reporting units (including our

Salix reporting unit) or impairment charges related to certain of our products or other intangible assets, which impairments could be material;

•
changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;

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

•
the uncertainties associated with the acquisition and launch of new products (such as our Siliq™ product), including, but not limited to, our ability to provide the time, resources, expertise and costs required for the commercial launch of new products, the acceptance and demand for new pharmaceutical products, and the impact of competitive products and pricing, which could lead to material impairment charges;

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

•	our recent shift in business strategy as we are seeking to sell a variety of assets, some of which may be material and/or transformative;

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

•
the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products (such as our Siliq™ product), which could lead to material impairment charges;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, there have been no material changes to our exposures to market risks as disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
Interest Rate Risk
As of September 30, 2017, we had $19,429 million and $6,225 million principal amount of issued fixed rate debt and variable rate debt, respectively, that requires U.S. dollar repayment, as well as €1,500 million principal amount of issued fixed rate debt that requires repayment in euros. The estimated fair value of our issued fixed rate debt as of September 30, 2017, including the debt denominated in euros, was $20,150 million. If interest rates were to increase by 100 basis-points, the fair value of our long-term debt would decrease by approximately $740 million. If interest rates were to decrease by 100 basis-points, the fair value of our long-term debt would increase by approximately $636 million. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates, based on 3-month LIBOR, would have an annualized pre-tax effect of approximately $62 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. For the tranches in our credit facility that have a LIBOR floor, an increase in interest rates would only impact interest expense on those term loans to the extent LIBOR exceeds the floor. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information concerning legal proceedings, reference is made to Note 18, "LEGAL PROCEEDINGS" of notes to the unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information about our purchases of equity securities during the three-month period ended September 30, 2017:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans(2)
July 1, 2017 to July 31, 2017	—	$—	—	$—
August 1, 2017 to August 31, 2017	—	$—	—	$—
September 1, 2017 to September 30, 2017	126	$14.43	—	$—
__________________

(1)	Represents 126 purchased (subsequently canceled) under the employee stock purchase program.

(2)	The Company currently has no active securities repurchase plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture, dated as of October 17, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2017, which is incorporated by reference herein.

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

Valeant Pharmaceuticals International, Inc. (Registrant)

Date: November 7, 2017	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date: November 7, 2017	/s/ PAUL S. HERENDEEN
Paul S. Herendeen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1
Indenture, dated as of October 17, 2017, by and among Valeant Pharmaceuticals International, Inc., the guarantors party thereto, The Bank of New York Mellon, as trustee and the notes collateral agents party thereto, originally filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 17, 2017, which is incorporated by reference herein.

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